Form 10-Q
period 1995-03-31
1ST SOURCE CORP
filed 1995-05-11
CIK 34782

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1995

                                   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number    0-5907


                         1ST SOURCE CORPORATION

        (Exact name of registrant as specified in its charter)

              INDIANA                         35-1068133

(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

100 North Michigan Street      South Bend, Indiana     46601

(Address of principal executive offices)              (Zip Code)

                             (219) 235-2702

          (Registrant's telephone number, including area code)

                            Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X       NO

Number of shares of common stock outstanding as of March 31, 1995 - 7,986,188 shares.


                     PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements


               a) Consolidated statements of financial condition -- March 31, 1995 and December 31, 1994

               b)   Consolidated statements of income --
                    three months ended March 31, 1995 and 1994

               c) Consolidated statements of cash flows -- three months ended March 31, 1995 and 1994






































                                  -2-


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                March 31,  December 3
                                                   1995       1994
ASSETS

Cash and due from banks                           $71,400    $79,226
Interest bearing deposits with other banks          1,000      3,494
Federal funds sold                                  5,000      2,800
Investment securities:
   Securities available-for-sale, at fair value
     (amortized cost of $255,785 and $260,246
     at March 31, 1995 and December 31, 1994)     247,601    245,753
   Securities held-to-maturity, at amortized cost
     (fair value of $121,831 and $105,263
     at March 31, 1995 and December 31, 1994)     118,209    104,132

Total Investment Securities                       365,810    349,885

Loans - net of unearned discount                1,140,509  1,100,713
   Reserve for loan losses                        (25,057)   (23,868)

Net Loans                                       1,115,452  1,076,845

Premises and equipment                             23,892     21,306
Other assets                                       43,632     49,471

Total Assets                                   $1,626,186 $1,583,027


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                            $171,609   $187,003
  Interest bearing                              1,153,679  1,114,334

Total Deposits                                  1,325,288  1,301,337

Federal funds purchased and securities
  sold under agreements to repurchase              86,159     76,403
Other short-term borrowings                        28,040     24,162
Other liabilities                                  27,192     23,959
Long-term debt                                     22,655     28,084

Total Liabilities                               1,489,334  1,453,945

Shareholders' equity:
  Common stock-no par value                         5,429      5,170
  Capital surplus                                  56,338     45,788
  Retained earnings                                83,513     90,444
  Less cost of common stock in treasury            (3,717)    (4,036)
  Unrealized depreciation of investment
      securities, net                              (4,711)    (8,284)

Total Shareholders' Equity                        136,852    129,082

Total Liabilities and Shareholders' Equity      $1,626,186 $1,583,027




CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                                     Three Months Ended March 31
                                                         1995             1994
Interest Income:
  Loans, including fees                                 $25,726          $20,625
  Investment securities:
    Taxable                                               3,480            3,158
    Tax-exempt                                            1,765            1,612
    Other                                                   391              303

Total Interest Income                                    31,362           25,698

Interest Expense:
  Deposits                                               12,706            9,094
  Short-term borrowings                                   1,073              889
  Long-term debt                                            529              424

Total Interest Expense                                   14,308           10,407

Net Interest Income                                      17,054           15,291
Provision for Loan Losses                                   960              898

Net Interest Income After
  Provision for Loan Losses                              16,094           14,393

Other Income:
  Trust fees                                              1,664            1,513
  Service charges on deposit accounts                     1,198            1,087
  Mortgage servicing fees, commission income and other    1,950              936
  Investment securities and other gains (losses)           (153)              33

Total Other Income                                        4,659            3,569

Other Expense:
  Salaries and employee benefits                          8,090            6,966
  Net occupancy expense                                     870              846
  Furniture and equipment expense                         1,438            1,155
  Insurance expense                                         856              766
  Other                                                   2,113            1,945

Total Other Expense                                      13,367           11,678

Income Before Income Taxes                                7,386            6,284
Income taxes                                              2,532            1,948

Net Income                                               $4,854           $4,336

Per Common Share:  (1)

Net Income                                                $0.60            $0.54
Dividends                                                $0.110           $0.095


Weighted Average Common Shares Outstanding            8,122,557        8,116,980

(1) The computation of per share data gives retroactive recognition to a 5 percent stock dividend declared January 23, 1995.

                                                                         -4-



CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                   Three Months Ended March

                                                      1995           1994

Operating Activities:
  Net income                                          $4,854         $4,336
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                          960            898
      Depreciation of premises and equipment             609            494
      Amortization of investment security premiums
        and accretion of discounts, net                  212            289
      Deferred income taxes                              974           (195)
      Increase in trading account securities             -              225
      Realized investment securities (gains) losses      153            (33)
      Increase in interest receivable                    (32)          (149)
      Increase in interest payable                     3,297          1,662
      Other                                              270           (746)

Net Cash Provided by Operating Activities             11,297          6,781

Investing Activities:
  Proceeds from sales and maturities of investment    28,244         29,394
    securities
  Purchases of investment securities                 (38,223)       (30,047)
  Net (increase) decrease in short-term investments      294        (12,044)
  Loans sold or participated to others                39,806         37,703
  Net increase in loans made to customers
    and principal collections on loans               (79,356)       (66,976)
  Principal payments received under leases               850            773
  Purchase of assets to be leased                     (1,169)        (1,165)
  Purchases of premises and equipment                   (681)        (4,060)
  Other                                                  (94)            72

Net Cash Used in Investing Activities                (50,329)       (46,350)

Financing Activities:
  Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts                    (41,697)         4,840
  Net increase in certificates of deposit             65,648         34,915
  Net (decrease) increase in short-term borrowings    13,715         (7,097)
  Payments on long-term debt                          (5,429)            (4)
  Acquisition of treasury stock                         (140)          (937)
  Cash dividends                                        (879)          (765)
  Other                                                  (12)           (12)

Net Cash Provided by Financing Activities             31,206         30,940

Decrease in Cash and Cash Equivalents                 (7,826)        (8,629)

Cash and cash equivalents, beginning of year          79,226         77,375

Cash and Cash Equivalents, End of Period             $71,400        $68,746




                                                                      -5-

PART I.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted.

     This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report. The amounts shown in this analysis have been adjusted to reflect tax-exempt income on a tax equivalent basis using a 40.525% rate.

     Effective December 31, 1993, 1st Source adopted, on a prospective basis, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and revised its investment securities accounting policy. Securities that may be sold as part of 1st Source's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on such securities are reported net of related deferred income taxes as a separate component of shareholders' equity. Trading securities are carried at fair market value with unrealized gains and losses included in current earnings. Securities that 1st Source has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

     On September 30, 1994, 1st Source Corporation purchased the remaining shares of the outstanding common stock of Mortgage Acquisition Company the parent company of Trustcorp Mortgage Company, a South Bend based full service mortgage banker (collectively "Trustcorp Mortgage Company" or "Trustcorp"). 1st Source previously owned 30% of the outstanding common stock of Trustcorp. The purchase price consisted of approximately $2.6 million in cash, $500,000 in guaranteed notes maturing in one to two years and 91,504 shares of 1st Source Corporation common stock with a market value of approximately
$2.4 million.

    The acquired net assests of Trustcorp consisted of $17 million of mortgage loans held for sale, $5.2 million of mortgage servicing rights, and $1.9 million of other assets. Liabilities assumed consisted of $20.5 million of borrowings and $1.1 million of other liabilities. A premium in excess of book value of $3.6 million was paid in the transaction and allocated to purchased mortgage servicing rights ($2.2 million) and goodwill ($1.4 million). At the date of its acquisition, Trustcorp had a mortgage loan servicing portfolio in excess of $1.0 billion.

     During the third quarter of 1994, 1st Source Bank completed the securitization of $60 million of aircraft loans originated by its Transportation and Equipment Financing Group. 1st Source Bank will continue to service the loans for a fee. A total of $1.45 million was expensed in connection with this transaction. Due to reduced loan outstandings, a similar amount was released from the reserve for loan losses which made the transaction income neutral in the third quarter of 1994.

     1st Source adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At March 31, 1995, 1st Source has not yet completed its analysis of the impact of SFAS 114, but management feels current policies for establishing the allowance for loan losses include those loans that may be considered impaired under SFAS 114, therefore, management does not expect any increase in the provision for loan losses as a result of this adoption. In accordance with the aforementioned, the adoption of SFAS 114 is not expected to affect the comparability between any of the periods in the years ended December 31, 1995 and 1994.



                                  -7-
                   COMPARISON OF THREE MONTH PERIODS
                     ENDED MARCH 31, 1995 AND 1994



     Net income for the three month period ended March 31, 1995 was $4,854,000 compared to $4,336,000 for the equivalent period in 1994. The primary reasons for the increase were an increase in net interest income and an increase in other income offset by a slight increase in the provision for loan losses and an increase in other expense.

     Net income per share increased to $0.60 for the three month period ended March 31, 1995 from $0.54 in 1994. Return on average equity was 14.09% for the three months ended March 31, 1995 compared to 14.17% in 1994. This ratio is based on shareholders' equity before the market value adjustment for securities designated as "available for sale" as required by SFAS No. 115. The ratio after the market value adjustment was 14.81% for the three months ended March 31, 1995 compared to 13.94% for the same period in 1994. The return on total average assets was 1.24% for the three months ended March 31, 1995 compared to 1.18% in 1994.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three month period ended March 31, 1995 was $17,991,000, an increase of 10.81% over the same period in 1994, resulting in a net yield of 4.95% compared to 4.75% in 1994.

     Total average earning assets increased 6.39% for the period ended March 31, 1995 compared to the period ended March 31, 1994. Total average investment securities increased 0.29% from one year ago, and an 8.56% increase in average loans occurred primarily in commercial and real estate loans. The taxable equivalent yields on total average earning assets were 8.89% and 7.80% for the periods ended
March 31, 1995 and 1994, respectively.

     Average deposits increased 10.03% from the first quarter of 1994 to the first quarter of 1995. The cost rate on average interest bearing funds was 4.59% for the period ended March 31, 1995 compared to 3.55% for the three months ended March 31, 1994. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year. An increase of 8.24% in average non-interest bearing deposits for the period ended March 31, 1995 over the same period in 1994 was a factor in preserving the net yield on earning assets.

     The following table sets forth consolidated information regarding average balances and rates.



                                  -8-

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
Three months ended March 31,                           1995                         1994

                                                  Interest                     Interest
                                         Average  Income/  Yield/     Average  Income/  Yield/
                                         Balance  Expense  Rate       Balance  Expense  Rate
ASSETS:
  Interest bearing deposits                  $999      $6  2.56%          $179      $1  2.92%
  Investment securities:
    Taxable                               241,924   3,762  6.31%       258,561   3,430  5.38%
    Tax exempt <F1>                       114,801   2,651  9.37%       101,299   2,498 10.00%
  Net loans <F2><F3>                    1,109,321  25,777  9.42%     1,021,856  20,684  8.21%
  Other investments                         7,044     103  5.91%         3,671      30  3.28%

Total Earning Assets                    1,474,089  32,299  8.89%     1,385,566  26,643  7.80%

  Cash and due from banks                  70,383                       74,974
  Reserve for loan losses                 (24,157)                     (22,641)
  Other assets                             69,161                       52,803

Total                                  $1,589,476                   $1,490,702
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing deposits            $1,144,237  12,706  4.50%    $1,037,463   9,094  3.55%
  Short-term borrowings                    94,176   1,073  4.62%       126,079     889  2.86%
  Long-term debt                           26,811     529  8.00%        25,471     424  6.75%

Total Interest Bearing Liabilities      1,265,224  14,308  4.59%     1,189,013  10,407  3.55%

  Noninterest bearing deposits            165,468                      152,873
  Other liabilities                        25,827                       22,652
  Shareholders' equity                    132,957                      126,164

Total                                  $1,589,476                   $1,490,702


Net Interest Income                               $17,992                      $16,236


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                          4.95%                        4.75%

<F1> Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1995 and 1994.
     The tax equivalent adjustments were $886 in 1995 and  1994.

<F2> Loan income includes fees on loans of $761 in 1995 and $784 in 1994.  Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1995 and  1994.  The tax equivalent adjustments were
     $51 in 1995 and $59 in 1994.

<F3> For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.




                               -9-

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended March 31, 1995 and 1994 was $960,000 and $898,000, respectively. Year-to-date Net Recoveries of $229,000 have been recorded in 1995, compared to $492,000 of Net Charge-offs in the same period in 1994. The reserve for loan losses was $25,057,000 or 2.20% of net loans at March 3, 1995 compared to $23,868,000 or 2.17% of net loans at December 31, 1994.

     Nonperforming assets at March 31, 1995 were $4,753,000 compared to $4,700,000 at December 31, 1994, a slight increase of 1.13%. At March 31, 1995, nonperforming assets were .42% of net loans compared to .43% at December 31, 1994. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of March 31, 1995.


OTHER INCOME

     Other income for the three month periods ended March 31, 1995 and 1994 was $4,659,000 and $3,569,000, respectively. Trust fees increased 9.98%, service charges on deposit accounts increased 10.21% and other mortgage servicing fees, commission income and other income increased 108.33% over the same period in 1994. The significant increases in the last category were due to income recorded of $156,000 for the aircraft securitization, $575,000 growth in mortgage servicing fees and net gains on the sale of mortgage loans and servicing from the acquisition of Trustcorp Mortgage Company in September 1994. Investment securities and other losses were $153,000 in 1995 compared to $33,000 in gains in 1994. These losses were primarily due to a $159,000 adjustment made to the carrying value of certain partnership investments.


OTHER EXPENSE

     Other expense for the three month period ended March 31, 1995 was $13,367,000, an increase of 14.46% over the same period in 1994. For the three month period ended March 31, 1995, salaries and employee benefits increased 16.14%, furniture and equipment costs increased 24.50%, insurance expense increased 11.75%, business development and marketing expense decreased 29.17% and miscellaneous other expenses increased 14.37% over the same period in 1994. The increase in these expenses was primarily due to the acquisition of Trustcorp Mortgage Company in September 1994.


INCOME TAXES

     The provision for income taxes for the three months ended
March 31, 1995 was $2,532,000 compared to $1,948,000 for the comparable period in 1994. The increase was due to increased taxable income in 1995.

                                  -10-
CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well capitalized banks. 1st Source's leverage capital ratio was 8.47% at March 31, 1995.

     The Federal Reserve Board has also approved final risk-based capital guidelines for U. S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1995 are 4.00% for adequately capitalized banks and 6.00% for well capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risked-based capital ratio on March 31, 1995 was 11.71% and the total risk-based capital ratio was 14.06%.


LIQUIDITY AND INTEREST RATE SENSITIVITY

     Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of liquidity management is to match the sources and uses of funds to anticipated customers' deposits and withdrawals, to anticipate borrowing requirements and to provide for cash flow needs of 1st Source. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

     Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 1995, the consolidated statement of financial condition was rate sensitive by $88,984,000 more assets than liabilities scheduled to reprice within one year or 112.27%.

     Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.









                                  -11-
                      PART II.  OTHER INFORMATION


Item l.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          None



























                                  -12-


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             1ST SOURCE CORPORATION
                                             ----------------------
                                                   (Registrant)

DATE   5/9/95                         Christopher J. Murphy III /s/
                                 ------------------------------------
                                                  (Signature)
                                 Christopher J. Murphy III, President



DATE   5/9/95                         Larry E. Lentych /s/
                                 ------------------------------------
                                                  (Signature)
                                 Larry E. Lentych, Treasurer (Chief
                                   Accounting and Financial Officer)



























                                  -13-