Form 10-Q
period 1995-06-30
1ST SOURCE CORP
filed 1995-08-14
CIK 34782

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended        JUNE 30, 1995

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

               YES       X            NO

    Number of shares of common stock outstanding as of June 30, 1995 - 12,002,615 shares. The shares have been restated to reflect the effects of a 3 for 2 stock split declared July 18, 1995.


                           PART I. FINANCIAL INFORMATION



    Item 1.    Financial Statements


                    a) Consolidated statements of financial condition -- June 30, 1995 and December 31, 1994

                    b)     Consolidated statements of income --
                           three months and six months ended June 30, 1995 and 1994

                    c) Consolidated statements of cash flows -- six months ended June 30, 1995 and 1994




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                June 30,     December 31,
                                                  1995          1994
ASSETS

Cash and due from banks                           $85,570       $79,226
Interest bearing deposits with other banks          3,559         3,494
Federal funds sold                                 39,000         2,800
Investment securities:
   Securities available-for-sale, at fair value
     (amortized cost of $251,410 and $260,246
     at June 30, 1995 and December 31, 1994)      248,325       245,753
   Securities held-to-maturity, at amortized cost
     (fair value of $132,559 and $105,263
     at June 30, 1995 and December 31, 1994)      127,871       104,132

Total Investment Securities                       376,196       349,885

Loans - net of unearned discount                1,205,240     1,100,713
   Reserve for loan losses                        (25,732)      (23,868)

Net Loans                                       1,179,508     1,076,845

Premises and equipment                             24,818        21,306
Other assets                                       46,744        49,471

Total Assets                                   $1,755,395    $1,583,027


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                            $175,094      $187,003
  Interest bearing                              1,203,385     1,114,334

Total Deposits                                  1,378,479     1,301,337

Federal funds purchased and securities
  sold under agreements to repurchase             123,392        76,403
Other short-term borrowings                        57,224        24,162
Other liabilities                                  29,393        23,959
Long-term debt                                     22,155        28,084

Total Liabilities                               1,610,643     1,453,945

Shareholders' equity:
  Common stock-no par value                         5,429         5,170
  Capital surplus                                  56,337        45,788
  Retained earnings                                87,713        90,444
  Less cost of common stock in treasury            (3,384)       (4,036)
  Unrealized depreciation of investment
      securities, net                              (1,343)       (8,284)

Total Shareholders' Equity                        144,752       129,082

Total Liabilities and Shareholders' Equity     $1,755,395    $1,583,027



CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                                Three Months Ended June 30      Six Months Ended June 30
                                                  1995          1994              1995          1994
Interest Income:
  Loans, including fees                           $27,626       $22,490           $53,352       $43,115
  Investment securities:
    Taxable                                         3,887         3,721             7,648         7,152
    Tax-exempt                                      1,988         1,630             3,753         3,242
    Other                                             359            29               469            59

Total Interest Income                              33,860        27,870            65,222        53,568

Interest Expense:
  Deposits                                         13,936         9,948            26,642        19,042
  Short-term borrowings                             1,892         1,024             2,965         1,913
  Long-term debt                                      463           444               992           868

Total Interest Expense                             16,291        11,416            30,599        21,823

Net Interest Income                                17,569        16,454            34,623        31,745
Provision for Loan Losses                             181         1,746             1,141         2,644

Net Interest Income After
  Provision for Loan Losses                        17,388        14,708            33,482        29,101

Other Income:
  Trust fees                                        1,710         1,629             3,374         3,142
  Service charges on deposit accounts               1,233         1,176             2,431         2,263
  Mortgage servicing fees,
           commission income & other                1,474           806             3,424         1,742
  Investment securities and other gains (losses)        9           187              (144)          220

Total Other Income                                  4,426         3,798             9,085         7,367

Other Expense:
  Salaries and employee benefits                    8,245         6,969            16,335        13,935
  Net occupancy expense                               900           832             1,770         1,678
  Furniture and equipment expense                   1,367         1,209             2,805         2,364
  Insurance expense                                   862           786             1,718         1,552
  Other                                             2,787         2,160             4,900         4,105

Total Other Expense                                14,161        11,956            27,528        23,634

Income Before Income Taxes                          7,653         6,550            15,039        12,834
Income taxes                                        2,541         2,026             5,073         3,974

Net Income                                         $5,112        $4,524            $9,966        $8,860

Per Common Share:  <F1>

  Net Income                                        $0.42         $0.37             $0.82         $0.73
  Dividends                                        $0.073        $0.063            $0.147        $0.127
Weighted Average Common Shares Outstanding     12,216,570    12,167,274        12,200,294    12,171,350


<F1>The computation of per share data gives retroactive recognition to a 5 percent stock dividend declared January 23, 1995 and a 3:2 stock split declared July 18, 1995.



CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                               Six Months Ended June 30

                                                  1995          1994
Operating Activities:
    Net income                                     $9,966        $8,860
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                    1,141         2,644
       Depreciation of premises and equipment       1,210         1,001
       Amortization of investment security premiums
          and accretion of discounts, net             443           629
       Deferred income taxes                         (387)         (957)
       Increase in trading account securities         -             539
       Realized investment securities (gains) losses  144          (220)
       Increase in interest receivable             (1,130)         (859)
       Increase in interest payable                 5,800         3,010
       Other                                       (2,490)         (752)

Net Cash Provided by Operating Activities          14,697        13,895

Investing Activities:
    Proceeds from sales and maturities of
       investment securities                       37,511        45,142
    Purchases of investment securities            (53,000)      (46,943)
    Net increase in short-term investments        (36,265)         (827)
    Loans sold or participated to others           44,876        44,267
    Net increase in loans made to customers
       and principal collections on loans        (146,949)     (130,725)
    Principal payments received under leases        1,316         1,183
    Purchase of assets to be leased                (2,785)       (2,865)
    Purchases of premises and equipment            (2,219)       (5,467)
    Other                                            (180)          547

Net Cash Used in Investing Activities            (157,695)      (95,688)

Financing Activities:
    Net increase (decrease) in demand deposits, NOW
       accounts and savings accounts              (33,377)       12,578
    Net increase in certificates of deposit       110,518        80,006
    Net increase in short-term borrowings          80,132        13,943
    Payments on long-term debt                     (5,929)           (4)
    Acquisition of treasury stock                    (233)       (1,215)
    Cash dividends                                 (1,758)       (1,529)
    Other                                             (12)          (12)

Net Cash Provided by Financing Activities         149,341       103,767

Increase in Cash and Cash Equivalents               6,344        21,974

Cash and cash equivalents, beginning of year       79,226        77,375

Cash and Cash Equivalents, End of Period          $85,570       $99,349





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

         The acquired net assets of Trustcorp consisted of $17 million of mortgage loans held for sale, $5.2 million of mortgage servicing rights, and $1.9 million of other assets. Liabilities assumed consisted of $20.5 million of borrowings and $1.1 million of other liabilities. A premium in excess of book value of $3.6 million was paid in the transaction and allocated to purchased mortgage servicing rights ($2.2 million) and goodwill ($1.4 million). At the date of its acquisition, Trustcorp had a mortgage loan servicing portfolio in excess of $1.0 billion.

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

         1st Source adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At June 30, 1995, 1st Source has not yet completed its analysis of the impact of SFAS 114, but management feels current policies for establishing the allowance for loan losses include those loans that may be considered impaired under SFAS 114, therefore, management does not expect any increase in the provision for loan losses as a result of this adoption. In accordance with the aforementioned, the adoption of SFAS 114 is not expected to affect the comparability between any of the periods in the years ended December 31, 1995 and 1994.




                   COMPARISON OF THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1995 AND 1994



         Net income for the three month and six month periods ended June 30, 1995 was $5,112,000 and $9,966,000 respectively compared to 4,524,000 and $8,860,000 for the equivalent periods in 1994. The primary reasons for the increase were an increase in net interest income, a decrease in the provision for loan losses and an increase in other income; offset by an increase in other expense.

         Net income per share increased to $0.42 and $0.82 respectively for the three month and six month periods ended June 30, 1995 from $0.37 and $0.73 in 1994. These figures have been restated for a 3 for 2 stock split that was declared on July 18, 1995. Return on average equity was 14.17% for the six months ended June 30, 1995 compared to 14.18% in 1994. This ratio is based on shareholders' equity before the market value adjustment for securities designated as "available for sale" as required by SFAS No. 115. The ratio after the market value adjustment was 14.69% for the six months ended June 30, 1995 compared to 14.22% for the same period in 1994. The return on total average assets was 1.23% for the six months ended June 30, 1995 compared to 1.18% in 1994.


    NET INTEREST INCOME

         The taxable equivalent net interest income for the three month period ended June 30, 1995 was $18,557,000, an increase of 6.69% over the same period in 1994, resulting in a net yield of 4.77% compared to 4.87% in 1994. The fully taxable equivalent net interest income for the six month period ended June 30, 1995 was $36,548,000, an increase of 8.68% over 1994, resulting in a net yield of 4.85% compared to 4.81% in 1994.

         Total average earning assets increased 9.04% and 7.74% respectively for the three month and six month periods ended June 30, 1995 over the comparative periods in 1994. Total average investment securities increased 10.59% and 5.44% respectively for the three month and six month periods, due to increases in federal funds sold and municipal securities, while a 8.52% and 8.54% increase for the three month and six month periods for average loans occurred primarily in commercial and real estate loans. The taxable equivalent yields on total average earning assets were 8.95% and 8.07% for the three month periods ended June 30, 1995 and 1994 and 8.92% and 7.94% for the six month periods ended June 30, 1995 and 1994.

         Average deposits increased 8.35% and 9.17%, respectively for the three month and six month periods over the same periods from 1994. The cost rate on average interest bearing funds was 4.89% and 3.72% for the three month periods ended June 30, 1995 and 1994 and 4.74% and 3.64% for the six month periods ended June 30, 1995 and 1994. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year. An increase of 10.66% and 9.48%, respectively for the three month and six month periods ended June 30, 1995 over comparative periods in 1994 in average non-interest bearing deposits was a factor in maintaining the 1995 year to date net yield on earning assets on a level slightly above 1994's net yield on earning assets.

         The following table sets forth consolidated information regarding average balances and rates.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                                  Three months ended June 30,
                                           1995                              1994
                                       Interest                          Interest
                             Average   Income/    Yield/       Average  Income/   Yield/
                             Balance   Expense    Rate         Balance  Expense   Rate
ASSETS:
    Interest bearing deposits       $901       $5       2.38%       $1,581     $4       0.89%
    Investment securities:
      Taxable                    242,639    3,886       6.42%      252,960  3,722       5.90%
      Tax exempt <F1>            130,735    2,929       8.99%      102,635  2,513       9.82%
    Net loans <F2><F3>         1,164,069   27,674       9.54%    1,072,652 22,547       8.43%
    Other investments             23,500      354       6.05%        2,521     24       3.84%

Total Earning Assets           1,561,844   34,848       8.95%    1,432,349 28,810       8.07%

    Cash and due from banks       76,942                            73,669
    Reserve for loan losses      (25,746)                          (23,271)
    Other assets                  68,393                            56,481

Total                         $1,681,433                        $1,539,228


LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest bearing deposits $1,170,801   13,936       4.77%   $1,083,939  9,948       3.68%
    Short-term borrowings        141,971    1,892       5.34%      121,319  1,024       3.38%
    Long-term debt                22,573      463       8.23%       25,468    444       7.00%

Total Interest Bearing
        Liabilities            1,335,345   16,291       4.89%    1,230,726 11,416       3.72%

  Noninterest bearing deposits   176,985                           159,938
  Other liabilities               28,551                            23,360
  Shareholders' equity           140,552                           125,204

Total                         $1,681,433                        $1,539,228


Net Interest Income                       $18,557                         $17,394


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                       4.77%                           4.87%


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                                  Six months ended June 30,
                                           1995                              1994
                                       Interest                          Interest
                             Average   Income/    Yield/       Average  Income/   Yield/
                             Balance   Expense    Rate         Balance  Expense   Rate
ASSETS:
    Interest bearing deposits       $950      $12       2.47%         $883     $5       1.09%
    Investment securities:
      Taxable                    242,284    7,648       6.37%      255,745  7,152       5.64%
      Tax exempt <F1>            122,812    5,579       9.16%      101,971  5,011       9.91%
    Net loans <F2><F3>         1,136,846   53,451       9.48%    1,047,395 43,231       8.32%
    Other investments             15,317      457       6.02%        3,093     54       3.51%

Total Earning Assets           1,518,209   67,147       8.92%    1,409,087 55,453       7.94%

    Cash and due from banks       73,680                            74,318
    Reserve for loan losses      (24,956)                          (22,957)
    Other assets                  68,775                            54,651

Total                         $1,635,709                        $1,515,099


LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest bearing deposits $1,157,592   26,642       4.64%   $1,060,829 19,042       3.62%
    Short-term borrowings        118,205    2,965       5.06%      123,686  1,913       3.12%
    Long-term debt                24,680      992       8.11%       25,470    868       6.87%

Total Interest Bearing
        Liabilities            1,300,478   30,599       4.74%    1,209,985 21,823       3.64%

  Noninterest bearing deposits   171,258                           156,425
  Other liabilities               27,197                            23,008
  Shareholders' equity           136,775                           125,681

Total                         $1,635,709                        $1,515,099


Net Interest Income                       $36,548                         $33,630


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                       4.85%                           4.81%

<F1>Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1995 and 1994.
    Tax equivalent adjustments for the three month periods were $940 in 1995 and $883 in 1994 and for the six month periods were $1,826 in 1995 and $1,769 in 1994.

<F2>Loan income includes fees on loans for the three month periods of $651 in 1995 and $807 in 1994 and for the six month periods of $1,412 in 1995 and $1,591 in 1994.  Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1995 and 1994.  The tax equivalent adjustments for the three month periods were $48 in 1995 and $58 in 1994 and for the six month periods were $99 in 1995 and $117 in 1994.

<F3>For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.


    PROVISION FOR LOAN LOSSES

         The provision for loan losses for the three month periods ended June 30, 1995 and 1994 was $181,000 and $1,746,000 respectively and was $1,141,000 and $2,644,000 for the six month periods ended June 30, 1995 and 1994 respectively. Net Recoveries of $494,000 have been recorded for the three month period ended June 30, 1995 compared to $269,000 of Net Charge-offs for the same period in 1994 and Net Recoveries were $723,000 for the six month period ended June 30, 1995 compared to $761,000 of Net Charge-offs for the same period in 1994. The reserve for loan losses was $25,732,000 or 2.13% of net loans at June 30, 1995 compared to $23,868,000 or 2.17% of net loans at December 31, 1994.

         Nonperforming assets at June 30, 1995 were $5,769,000 compared to $4,700,000 at December 31, 1994. At June 30, 1995, nonperforming assets were .48% of net loans compared to .43% at December 31, 1994.
    It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of June 30, 1995.


    OTHER INCOME

         Other income for the three month periods ended June 30, 1995 and 1994 was $4,426,000 and $3,798,000 respectively and for the six month periods was $9,085,000 in 1995 and $7,367,000 in 1994. Trust fees increased 7.38%, service charges on deposit accounts increased 7.42% and mortgage servicing fees, commission income and other income increased 96.56% over the same period in 1994. The significant increases in the last category were due to income recorded of $314,000 for the aircraft securitization and $1,122,000 growth in mortgage servicing fees, net gains on the sale of mortgage loans and servicing, and loan fees. There were investment securities and other losses of $144,000 for the six month period ended June 30, 1995 compared to $220,000 in gains during the same period in 1994.


    OTHER EXPENSE

         Other expense for the three month period ended June 30, 1995 was $14,161,000, an increase of 18.44% over the same period in 1994 and was $27,528,000 for the six month period ended June 30, 1995, an increase of 16.48% over 1994. For the six month period ended June 30, 1995, salaries and employee benefits increased 17.22%, furniture and equipment costs increased 18.65%, insurance expense increased 10.70%, business development and marketing expense decreased 8.90% and miscellaneous other expenses increased 20.82% over the same period in 1994. The increase in these expenses was primarily due to the acquisition of Trustcorp Mortgage Company in September 1994 and increased group insurance costs.





    INCOME TAXES

         The provision for income taxes for the three month and six month periods ended June 30, 1995 was $2,541,000 and $5,073,000 respectively compared to $2,026,000 and $3,974,000 for the comparable periods in 1994. The increase was due to increased taxable income in 1995.


    CAPITAL RESOURCES

         The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well capitalized banks. 1st Source's leverage capital ratio was 8.41% at June 30, 1995.

         The Federal Reserve Board has also approved final risk-based capital guidelines for U. S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1995 are 4.00% for adequately capitalized banks and 6.00% for well capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risked-based capital ratio on June 30, 1995 was 11.38% and the total risk-based capital ratio was 13.62%.


    LIQUIDITY AND INTEREST RATE SENSITIVITY

         Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of liquidity management is to match the sources and uses of funds to anticipated customers' deposits and withdrawals, to anticipated borrowing requirements and to provide for cash flow needs of 1st Source. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

         Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 1995, the consolidated statement of financial condition was rate sensitive by $84,162,000 more assets than liabilities scheduled to reprice within one year or 110.13%.

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

               None

    Item 3.    Defaults Upon Senior Securities.

               None

    Item 4.    Submission of Matters to a Vote of Security Holders.

               During the second quarter of 1995, 1st Source Corporation's shareholders elected Daniel B. Fitzpatrick, and re-elected Philip J. Faccenda, Leo J. McKernan, and Dane A. Miller as directors at the April 25, 1995 annual meeting. All directors were elected for terms ending in April, 1998. The election tally showed that 7,561,429 votes were cast (representing 94% of all eligible shares) with all four directors receiving a majority of the votes cast. All directors received less than 5% negative or withheld votes.

    Item 5.    Other Information.

               None

    Item 6.    Exhibits and Reports on Form 8-K.

               None



                           SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        1ST SOURCE CORPORATION

                                                        (Registrant)


DATE    August 10, 1995                       Christopher J. Murphy III  /s/
                                              (Signature)
                                    Christopher J. Murphy III, President




DATE    August 10, 1995                       Larry E. Lentych  /s/
                                              (Signature)
                                      Larry E. Lentych, Treasurer (Chief
                                        Accounting and Financial Officer)