Form 10-Q
period 1995-09-30
1ST SOURCE CORP
filed 1995-11-15
CIK 34782

SECURITIES AND EXCHANGE COMMISSION
               Washington D.C. 20549

                FORM 10-Q


    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For the quarterly period ended
    September 30, 1995



    1st Source Corporation                          0-5907
    (Exact name of registrant as specified     (Commission file number)
     in its charter.)

      Indiana                                  35-1068133
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification Number)


    100 North Michigan Street    South Bend, Indiana     46601
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

                   Yes          X        No


    Number of shares of common stock outstanding as of September 30, 1995 - 11,961,225 shares.



                           PART I. FINANCIAL INFORMATION



    Item 1.    Financial Statements


                    a) Consolidated statements of financial condition -- September 30, 1995 and December 31, 1994

                    b)     Consolidated statements of income --
                           three months and nine months ended September 30, 1995 and 1994

                    c) Consolidated statements of cash flows -- nine months ended September 30, 1995 and 1994




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                               September 30, December 31,
                                                  1995          1994
ASSETS

Cash and due from banks                           $72,159        79,226
Interest bearing deposits with other banks          3,429         3,494
Federal funds sold                                  8,000         2,800
Investment securities:
  Securities available-for-sale, at fair value
   (amortized cost of $256,170 and $260,246
   at September 30, 1995 and December 31, 1994)   253,294       245,753
  Securities held-to-maturity, at amortized cost
   (fair value of $135,083 and $105,263
   at September 30, 1995 and December 31, 1994)   129,560       104,132

Total Investment Securities                       382,854       349,885

Loans - net of unearned discount                1,198,789     1,100,713
   Reserve for loan losses                        (27,732)      (23,868)

Net Loans                                       1,171,057     1,076,845

Premises and equipment                             24,965        21,306
Other assets                                       47,412        49,471

Total Assets                                   $1,709,876    $1,583,027


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                             176,844       187,003
  Interest bearing                              1,190,882     1,114,334

Total Deposits                                  1,367,726     1,301,337

Federal funds purchased and securities
  sold under agreements to repurchase              84,341        76,403
Other short-term borrowings                        54,610        24,162
Other liabilities                                  32,892        23,959
Long-term debt                                     21,847        28,084

Total Liabilities                               1,561,416     1,453,945

Shareholders' equity:
  Common stock-no par value                         5,429         5,170
  Capital surplus                                  56,337        45,788
  Retained earnings                                92,262        90,444
  Less cost of common stock in treasury            (4,329)       (4,036)
  Unrealized depreciation of investment
      securities, net                              (1,239)       (8,284)

Total Shareholders' Equity                        148,460       129,082

Total Liabilities and Shareholders' Equity     $1,709,876    $1,583,027




CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                               Three Months                      Nine Months
                                               Ended September 30                Ended September 30
                                                  1995          1994                1995          1994
Interest Income:
  Loans, including fees                           $28,729       $24,032             $82,081       $67,147
  Investment securities:
    Taxable                                         3,699         3,519              11,347        10,671
    Tax-exempt                                      1,902         1,631               5,655         4,873
    Other                                             441            48                 910           107

Total Interest Income                              34,771        29,230              99,993        82,798

Interest Expense:
  Deposits                                         14,654        11,055              41,296        30,097
  Short-term borrowings                             1,909           984               4,874         2,897
  Long-term debt                                      445           466               1,437         1,334

Total Interest Expense                             17,008        12,505              47,607        34,328

Net Interest Income                                17,763        16,725              52,386        48,470
Provision for Loan Losses                           1,059         1,259               2,200         3,903

Net Interest Income After
  Provision for Loan Losses                        16,704        15,466              50,186        44,567

Other Income:
  Trust fees                                        1,724         1,514               5,098         4,656
  Service charges on deposit accounts               1,298         1,224               3,729         3,487
  Mortgage servicing fees, commission income
     & other                                        2,029         1,004               5,453         2,746
  Investment securities and other gains (losses)      (16)           55                (160)          275

Total Other Income                                  5,035         3,797              14,120        11,164

Other Expense:
  Salaries and employee benefits                    8,509         7,068              24,844        21,003
  Net occupancy expense                               947           896               2,717         2,574
  Furniture and equipment expense                   1,359         1,204               4,164         3,568
  Insurance expense                                    46           822               1,764         2,374
  Other                                             2,516         2,228               7,416         6,333

Total Other Expense                                13,377        12,218              40,905        35,852

Income Before Income Taxes                          8,362         7,045              23,401        19,879
Income taxes                                        2,929         2,234               8,002         6,208

Net Income                                         $5,433        $4,811             $15,399       $13,671

Per Common Share:  <F1>

  Net Income                                        $0.44         $0.39               $1.26         $1.12
  Dividends                                        $0.073        $0.070              $0.220        $0.197
Weighted Average Common Shares Outstanding     12,248,563    12,181,454          12,216,560    12,174,755


<F1>The computation of per share data gives retroactive recognition to a 5 percent stock dividend declared January 23, 1995 and a 3:2 stock split declared July 18, 1995.



CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                               Nine Months
                                               Ended September 30

                                                  1995          1994
Operating Activities:
    Net income                                    $15,399       $13,671
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                    2,200         3,903
       Depreciation of premises and equipment       1,818         1,522
       Amortization of investment security premiums
          and accretion of discounts, net             703           967
       Deferred income taxes                       (1,017)       (1,652)
       Realized investment securities
          (gains) losses                              160          (275)
       Increase in interest receivable             (1,625)       (1,225)
       Increase in interest payable                 8,198         5,080
       Other                                         (903)          912

Net Cash Provided by Operating Activities          24,933        22,903

Investing Activities:
    Proceeds from sales and maturities of
       investment securities                       56,833        15,794
    Purchases of investment securities            (79,047)      (54,553)
    Net increase in short-term investments         (5,135)      (13,180)
    Loans sold or participated to others           48,385       105,206
    Net increase in loans made to customers
       and principal collections on loans        (139,989)     (118,965)
    Principal payments received under leases        1,488         3,116
    Purchase of assets to be leased                (6,069)       (5,404)
    Purchases of premises and equipment            (3,056)       (6,096)
    Cash paid for Mortgage Acquisition Company        ---        (2,603)
    Other                                            (195)          553

Net Cash Used in Investing Activities            (126,785)      (76,132)

Financing Activities:
    Net decrease in demand deposits, NOW
       accounts and savings accounts              (44,171)       (5,661)
    Net increase in certificates of deposit       110,560       122,696
    Net increase (decrease) in
       short-term borrowings                       38,467       (63,351)
    Proceeds from long-term debt                      ---         3,894
    Payments on long-term debt                     (6,237)           (9)
    Acquisition of treasury stock                  (1,184)       (1,457)
    Cash dividends                                 (2,638)       (2,368)
    Other                                             (12)          205

Net Cash Provided by Financing Activities          94,785        53,949

Increase (Decrease) in Cash and Cash Equivalent    (7,067)          720

Cash and cash equivalents, beginning of year       79,226        77,375

Cash and Cash Equivalents, End of Period          $72,159       $78,095





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

         On September 30, 1994, 1st Source Corporation purchased the remaining shares of the outstanding common stock of Mortgage
    Acquisition Company, the parent company of Trustcorp Mortgage Company, a South Bend based full service mortgage banker (collectively "Trustcorp
    Mortgage Company" or "Trustcorp"). 1st Source previously owned 30% of the outstanding common stock of Trustcorp. The purchase price consisted of approximately $2.6 million in cash, $500,000 in guaranteed notes maturing in one to two years and 91,504 shares of 1st Source
    Corporation common stock with a market value of approximately $2.4 million.

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

         Effective January 1, 1995, 1st Source adopted Statement of Financial
    Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) which was amended by statement No. 118.
    Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of these standards will not have a material impact on the Company's financial position and, therefore, will not affect the comparability between any of the periods in the years ended December 31, 1995 and 1994.




    COMPARISON OF THREE AND NINE MONTH PERIODS
    ENDED SEPTEMBER 30, 1995 AND 1994



         Net income for the three month and nine month periods ended
    September 30, 1995 was $5,433,000 and $15,399,000, respectively, compared to $4,811,000 and $13,671,000 for the equivalent periods in 1994.
    An increase in net interest income and net recoveries on loans, together with a decrease in the loan loss provision for 1995, were the primary reasons for the increase in earnings in 1995 compared to the same period in 1994.

         Net income per share increased to $0.44 and $1.26, respectively, for the three month and nine month periods ended September 30, 1995 from $0.39 and $1.12 in 1994. These figures have been restated for a 3 for 2 stock split that was declared on July 18, 1995. Return on average equity was 14.31% for the nine months ended September 30, 1995 compared to 14.27% in 1994. This ratio is based on shareholders' equity before the market value adjustment for securities designated as "available for sale" as required by SFAS No. 115. The ratio after the market value adjustment was 14.70% for the nine months ended September 30, 1995 compared to 14.43% for the same period in 1994. The return on total average assets was 1.24% for the nine months ended September 30, 1995 compared to 1.19% in 1994.


    NET INTEREST INCOME

         The taxable equivalent net interest income for the three month period ended September 30, 1995 was $18,689,000, an increase of 5.91% over the same period in 1994, resulting in a net yield of 4.62% compared to 4.80% in 1994. The fully taxable equivalent net interest income for the nine month period ended September 30, 1995 was $55,236,000, an increase of 7.72% over 1994.

         Total average earning assets increased 10.02% and 8.53%, respectively, for the three month and nine month periods ended
    September 30, 1995 over the comparative periods in 1994. Total average investment securities increased 11.76% and 7.57%, respectively, for the three month and nine month periods, due to increases in federal funds sold and municipal securities, while a 9.45% and 8.86% increase for the three month and nine month periods for average loans occurred primarily in commercial, real estate and transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.82% and 8.20% for the three month periods ended September 30, 1995 and 1994 and 8.88% and 8.03% for the nine month periods ended
    September 30, 1995 and 1994.

         Average deposits increased 6.80% and 8.34%, respectively, for the three month and nine month periods over the same periods from 1994. The cost rate on average interest bearing funds was 4.93% and 3.97% for the three month periods ended September 30, 1995 and 1994 and 4.81% and 3.75% for the nine month periods ended September 30, 1995 and 1994.
    The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year.

         The year to date net yield on earning assets was 4.77% and 4.81% for the nine month period ended September 30, 1995 and 1994, respectively.
    The decrease was due, primarily, to the decline in the prime rate while deposit costs remained virtually the same.

         The following table sets forth consolidated information regarding average balances and rates.



DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                               Three months ended September 30,
                                           1995                              1994
                                       Interest                          Interest
                             Average   Income/    Yield/       Average   Income/    Yield/
                             Balance   Expense    Rate         Balance   Expense    Rate
ASSETS:

    Interest bearing deposits  $1,109       $8       2.76%         $975       $4       1.49%
    Investment securities:
      Taxable                 242,767    3,698       6.04%      252,818    3,519       5.52%
      Tax exempt <F1>         130,841    2,797       8.48%      104,247    2,498       9.51%
    Net loans <F2><F3>      1,201,305   28,761       9.50%    1,097,559   24,085       8.71%
    Other investments          29,596      433       5.81%        3,741       45       4.73%

Total Earning Assets        1,605,618   35,697       8.82%    1,459,340   30,151       8.20%

    Cash and due from banks    70,841                            73,332
    Reserve for loan losses   (26,237)                          (24,553)
    Other assets               70,561                            58,742

Total                      $1,720,783                        $1,566,861


LIABILITIES AND SHAREHOLDERS' EQUITY:
 Interest bearing deposits $1,199,022   14,654       4.85%   $1,121,604   11,055       3.91%
 Short-term borrowings        147,952    1,909       5.12%      101,136      984       3.86%
 Long-term debt                22,035      445       8.02%       26,101      466       7.08%

Total Interest Bearing Liab 1,369,009   17,008       4.93%    1,248,841   12,505       3.97%

 Noninterest bearing deposits 173,366                           163,451
 Other liabilities             31,978                            25,883
 Shareholders' equity         146,430                           128,686

Total                      $1,720,783                        $1,566,861


Net Interest Income                    $18,689                           $17,646


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                    4.62%                             4.80%




DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                               Nine months ended September 30,
                                           1995                              1994
                                       Interest                          Interest
                             Average   Income/    Yield/       Average   Income/    Yield/
                             Balance   Expense    Rate         Balance   Expense    Rate
ASSETS:

    Interest bearing deposits  $1,004      $19       2.58%         $914       $9       1.27%
    Investment securities:
      Taxable                 242,446   11,347       6.26%      254,758   10,671       5.60%
      Tax exempt <F1>         125,518    8,376       8.92%      102,738    7,509       9.77%
    Net loans <F2><F3>      1,158,569   82,212       9.49%    1,064,300   67,318       8.46%
    Other investments          20,128      890       5.91%        3,311       98       3.98%

Total Earning Assets        1,547,665  102,844       8.88%    1,426,021   85,605       8.03%

    Cash and due from banks    72,724                            73,986
    Reserve for loan losses   (25,388)                          (23,495)
    Other assets               69,377                            56,031

Total                      $1,664,378                        $1,532,543


LIABILITIES AND SHAREHOLDERS' EQUITY:
 Interest bearing deposits $1,171,554   41,296       4.71%   $1,081,310   30,097       3.72%
 Short-term borrowings        128,230    4,874       5.08%      116,087    2,897       3.34%
 Long-term debt                23,789    1,438       8.08%       25,683    1,335       6.95%

Total Interest Bearing Liab 1,323,573   47,608       4.81%    1,223,080   34,329       3.75%

 Noninterest bearing deposits 171,968                           158,793
 Other liabilities             28,808                            23,976
 Shareholders' equity         140,029                           126,694

Total                      $1,664,378                        $1,532,543


Net Interest Income                    $55,236                           $51,276


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                    4.77%                             4.81%

<F1>Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1995 and 1994.
    Tax equivalent adjustments for the three month periods were $895 in 1995 and $866 in 1994 and for the nine month periods were $2,721 in 1995 and $2,635 in 1994.

<F2>Loan income includes fees on loans for the three month periods of $684 in 1995 and $768 in 1994 and for the nine month periods of $2,096 in 1995 and $2,358 in 1994.  Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1995 and 1994.  The tax equivalent adjustments for the three month periods were $31 in 1995 and $55 in 1994 and for the nine month periods were $130 in 1995 and $172 in 1994.

<F3>For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.



    PROVISION FOR LOAN LOSSES

         The provision for loan losses for the three month periods ended September 30, 1995 and 1994 was $1,059,000 and $1,259,000, respectively, and was $2,200,000 and $3,903,000 for the nine month periods ended September 30, 1995 and 1994, respectively. Net Recoveries of $941,000 have been recorded for the three month period ended September 30, 1995 compared to $80,000 of Net Charge-offs for the same period in 1994 and Net Recoveries were $1,664,000 for the nine month period ended
    September 30, 1995 compared to $841,000 of Net Charge-offs for the same period in 1994. The reserve for loan losses was $27,732,000 or 2.31% of net loans at September 30, 1995 compared to $23,868,000 or 2.17% of net loans at December 31, 1994.

         Nonperforming assets at September 30, 1995 were $6,964,000 compared to $4,700,000 at December 31, 1994. At September 30, 1995, nonperforming assets were .58% of net loans compared to .43% at December 31, 1994.
    It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of September 30, 1995.


    OTHER INCOME

         Other income for the three month periods ended September 30, 1995 and 1994 was $5,035,000 and $3,797,000, respectively, and for the nine month periods was $14,120,000 in 1995 and $11,164,000 in 1994. Trust fees increased 9.49%, service charges on deposit accounts increased 6.94% and mortgage servicing fees, commission income and other income increased 98.58% over the same period in 1994. The significant increases in the last category were due to income recorded of $471,000 for the aircraft securitization and $1,807,000 growth in mortgage servicing fees, net gains on the sale of mortgage loans and servicing, and loan fees. Much of this increase is due to the acquisition of Trustcorp Mortgage Company at September 30, 1994 as previously discussed.
    There were investment securities and other losses of $160,000 for the nine month period ended September 30, 1995 compared to $275,000 in gains during the same period in 1994.


    OTHER EXPENSE

         Other expense for the three month period ended September 30, 1995 was $13,377,000, an increase of 9.49% over the same period in 1994 and was $40,905,000 for the nine month period ended September 30, 1995, an increase of 14.09% over 1994. For the nine month period ended September 30, 1995, salaries and employee benefits increased 18.29%, furniture and equipment costs increased 16.70% and miscellaneous other expenses increased 16.66% over the same period in 1994. The increase in these expenses was primarily due to the acquisition of Trustcorp Mortgage Company in September 1994. Insurance expense decreased 25.70% from last year due to the $828,000 FDIC refund received in September 1995.


    INCOME TAXES

         The provision for income taxes for the three month and nine month periods ended September 30, 1995 was $2,929,000 and $8,002,000, respectively, compared to $2,234,000 and $6,208,000 for the comparable periods in 1994. The increase was due to increased taxable income in 1995.


    CAPITAL RESOURCES

         The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well capitalized banks. 1st Source's leverage capital ratio was 8.44% at September 30, 1995.

         The Federal Reserve Board has also approved final risk-based capital guidelines for U. S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1995 are 4.00% for adequately capitalized banks and 6.00% for well capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risked-based capital ratio on September 30, 1995 was 11.84% and the total risk-based capital ratio was 14.10%.


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

         Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 1995, the consolidated statement of financial condition was rate sensitive by $33,476,000 more assets than liabilities scheduled to reprice within one year or 104.04%.

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


                                      1st Source Corporation

                                      (Registrant)


DATE    November 14, 1995  Christopher J. Murphy III  /s/
                           (Signature)
                           Christopher J. Murphy III, President




DATE    November 14, 1995  Larry E. Lentych  /s/
                           (Signature)
                           Larry E. Lentych, Treasurer (Chief
                           Accounting and Financial Officer)


