Form 10-K
period 1995-12-31
1ST SOURCE CORP
filed 1996-03-29
CIK 34782

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549
                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

                        OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
     Commission file number 0-6233

                   1st SOURCE CORPORATION
  (Exact name of  registrant as specified in its charter)

           Indiana                                 35-1068133
 (State of other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

100 N. Michigan Street, South Bend, Indiana                          46601
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:              219/235-2000
Securities registered pursuant to Section 12(b) of the Act:              None
Securities registered pursuant to Section 12(g) of the Act:

         Common Stock - without par value
                 (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1996.
Common Stock, without par value - $141,792,568.

The number of shares outstanding of each of the registrant's classes of common stock as of February 20, 1996.
Common Stock, without par value - 12,569,998 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Part II.
Portions of the annual proxy statement for the year ended December 31, 1995 are incorporated by reference into Parts II and III.


PART I


ITEM 1.  BUSINESS

GENERAL

1st Source Corporation, an Indiana corporation, commenced operations as a registered bank holding company in 1971. Unless the context otherwise requires, the "Company" refers to 1st Source Corporation and its subsidiaries. At December 31, 1995, the Company had $1.80 billion in total assets, $1.44 billion in total deposits, and $152.6 million in total shareholders' equity. See Item 8, FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA.

The Company's principal subsidiary, 1st Source Bank, has 33 branch offices and is the largest bank in both assets and deposits, as of December 31, 1995, headquartered in its principal market area, which consists of St. Joseph, Marshall, Elkhart, LaPorte, Porter, Kosciusko, and Starke Counties of Indiana. 1st Source Bank of Starke County, another subsidiary bank, was merged into 1st Source Bank in September 1995.

The bank offers a broad range of commercial banking, personal banking and trust services. In addition, 1st Source Bank provides highly specialized financing services for: automobile fleets in the rental and leasing industries; privately-held used aircraft; heavy duty trucks and construction equipment. These services are marketed nationwide.

The principal offices of the Company are located at 100 North Michigan Street, South Bend, Indiana, 46601 (telephone (219) 235-2000).

1st SOURCE BANK

1st Source Bank, which is the Company's principal subsidiary, was chartered as an Indiana state bank in 1922. It is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The bank conducts a full-service commercial banking business.

1st Source Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago, and 140 miles north of Indianapolis. Its principal market area consists of the northern Indiana counties mentioned above.

South Bend, in St. Joseph County, is the largest city in a 55-mile radius, and is a regional center for educational institutions, health care, financial, accounting and legal services, and retailing.

CORPORATE BANKING

1st Source Bank's Corporate Banking Group ("CBG") provides a wide range of services to business customers, including loans, investments, international trade transactions and corporate cash management. CBG focuses its efforts on privately-held or closely-controlled firms, which have annual sales of between $2 million and $100 million and are located within a 75-mile radius of South Bend. Loans of approximately $294 million and deposits of $57 million were attributed to CBG at December 31, 1995.

PERSONAL AND SMALL BUSINESS BANKING

1st Source Bank's Personal and Small Business Banking Group's ("PSBB") operations are conducted by the bank's central office, 32 other branch banking offices, two free-standing drive-up facilities, and 39 automatic teller machines. PSBB's services for individuals, executives and professionals, and small businesses include direct lending, credit cards, auto leasing, brokerage services, and a wide range of deposit products. Loans of approximately $485 million and deposits of approximately $1.26 billion were attributed to PSBB at December 31, 1995.

TRANSPORTATION AND EQUIPMENT FINANCING

1st Source Bank's Transportation and Equipment Financing Group ("T & E") offers specialized financing services and programs to transportation and equipment industries nationwide.

T & E's Truckers Bank Plan Division serves a limited number of high-quality automobile leasing and rental companies, truck leasing companies and manufacturers of specialized truck bodies. The Aircraft Division offers specialized nationwide financing for used aircraft. The Construction Equipment Division provides lending services and programs to dealers, contractors and other end users of construction equipment.

Transportation and equipment loans outstanding were approximately $458 million, or 36.4% of the Company's consolidated total loans at December 31, 1995.
T & E also services approximately $85 million in loans that were previously securitized. The Company believes that T & E serves a national market segment not being served adequately by either the credit subsidiaries of manufacturers or by other financial institutions.

T & E is headquartered in South Bend and maintains field representatives at various locations throughout the country who serve their customers on a nationwide basis. The Company maintains offices in Farmington Hills and Wyoming, Michigan; Atlanta, Georgia; Downingtown, Pennsylvania;
Vancouver, Washington; Waukesha, Wisconsin; and Wichita, Kansas.

TRUST AND INVESTMENT MANAGEMENT

1st Source Bank's Trust and Investment Management Group ("TIM") manages approximately 1,401 personal trusts and agency accounts, and 525 retirement plans for corporations, partnerships and individuals. Assets under management and fee income for TIM during each of the past three years ended December 31 were as set forth in the following table:

                       Assets Under Management         Trust Investment
Year ended:                At Record Value           Management Fee Income

December 31, 1995         $923,277,000                    $6,639,000
December 31, 1994          898,009,000                     6,125,000
December 31, 1993          857,712,000                     5,803,000


SUBSIDIARIES

In addition to 1st Source Bank, the Company's subsidiaries include 1st Source Insurance, Inc., which is licensed as an insurance agent and operates a general insurance agency in South Bend; 1st Source Capital Corporation, a licensed Small Business Investment Company; 1st Source Leasing, Inc., which originates and services leases of tangible personal property to businesses and other leasing firms located nationwide, which are financed by 1st Source Bank; and Trustcorp Mortgage Company, a mortgage banker with three offices in Indiana and one in Ohio. Inactive subsidiaries include 1st Source Travel, Inc., 1st Source Auto Leasing, Inc., and FBT Capital Corporation.

COMPETITION

The business of the Company and its subsidiaries is highly competitive. Competition comes from numerous commercial banks located in and near its service area, as well as elsewhere in the Midwest, and from other financial institutions such as savings and loan associations, insurance companies, leasing companies, financial services companies and credit unions. In addition, the Company and the bank compete for funds with some of these institutions, as well as with other forms of investment for individuals and businesses. The Company's principal market area has been the site for expansion by several banking organizations domiciled outside of the state of Indiana. This type of activity could further expand as new laws go into effect in 1997 permitting bank holding companies to acquire a bank anywhere in the nation as well as banking organizations to branch nationwide by acquistion or consolidation of existing out-of-state banks.

EMPLOYEES

The Company employs approximately 811 persons on a full-time equivalent basis. The Company provides a wide range of employee benefits and considers employee relations to be good.

LEGISLATIVE DEVELOPMENTS

The insurance fund maintained by the Federal Deposit Insurance
Corporation (the "FDIC") to insure deposits at commercial banks has been renamed the "Bank Insurance Fund" ("BIF") and is maintained and administered by the FDIC separately from the new fund set up by that agency to insure the deposits of savings associations. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for the assignment of financial institutions into nine different risk classifications for the purpose of determining the annual deposit insurance assessment rate. The deposit insurance assessment rate for each risk classification is based on a percentage per each $100 of deposits. During 1995, the FDIC relaxed the premium assessment for 1st Source Bank to 4 cents from 23 cents per $100 of assessable deposits.

Federal legislation effective in 1995 permits the acquisition of an Indiana bank or Indiana bank holding company by a bank holding company with its principal place of business in any other state in the United States. Unless a state opts in earlier, effective June 1997 a bank holding company has the option of consolidating its existing bank subsidiaries into a single bank with interstate branches. The states of Indiana and Michigan have opted in early and also permitted interstate branching through the establishment of de novo branches.

REGULATION

The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act ("BHC Act") by the Federal Reserve
Board of Governors (the "Board"). The Company is required to file reports with the Board and to provide such additional information as the Board may require. Under the BHC Act, the Company is required to obtain the prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank.

The Company may engage in, and may own shares of companies engaged in, certain activities found by the Board to be closely related to banking. Some of the activities that the Board has determined by regulation to be closely related to banking are the making or servicing of loans, discount brokerage, performing certain data processing services, acting as fiduciary, investment or financial advisors, and the making of investments in corporations or projects designed primarily to promote community welfare.

The Company, the bank and the other nonbank subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. The Federal Reserve Act and the Federal Deposit Insurance Act limit a bank's loans or extensions of credit to the Company or any of its subsidiaries, its investments in the stock or other securities thereof, and its taking of such stocks or securities as collateral for loans to any borrower.

The bank, as an Indiana state bank, is supervised by the Indiana
Department of Financial Institutions (the "DFI"). As such, the bank is regularly examined by and subject to regulations promulgated by the DFI. Federal and Indiana laws limit dividends the bank may pay.

GOVERNMENT POLICIES AND LEGISLATION

The policies of regulatory authorities, including the board, the FDIC and DFI, have a significant effect on the operating results of commercial banks. An important function of the Federal Reserve system is to regulate aggregate national credit and money supply through such means as open-market dealings in securities, establishment of the discount rate of member bank borrowings and changes in reserve requirements against member bank deposits. Policies at these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States Government.

FDICIA was enacted on December 19, 1991. It protects deposit insurance funds, improves regulation of federally insured deposit institutions, and improves reporting requirements relating to financial institutions. Within FDICIA are contained separate legal requirements such as the Truth in Savings Act which gives the Federal Reserve Board authority to promulgate regulations implementing the provisions of this Act. In addition, many studies and reports are required by FDICIA. The various federal supervisory agencies are directed to develop uniform procedures of regulation of financial institutions. Generally, FDICIA requires regulations covering annual reports, audited financial statements, a management statement, annual assessment of the institution's internal controls and compliances, annual audit, independent audit committee reports, responsibilities and qualifications of the independent auditors, and reports to banking agencies as well as other related matters. Much of the Company's presently constituted business is affected by FDICIA; although in many areas the Company is currently in compliance with standards made formal and/or extended to smaller size financial institutions under the Act. The regulations under FDICIA rewards those financial institutions maintaining high standards of capital requirements. Additionally, the Company expects to see increased efficiency and consistency with respect to the regulatory agencies. At this time, however, the Company and other financial institutions are experiencing a massive increase in paperwork and time expenditure of personnel in order to keep current with the new regulations.

ITEM 1. BUSINESS (Continued)

SELECTED STATISTICAL INFORMATION
Distribution of Assets,  Liabilities and Shareholders' Equity
Interest Rates and Interest Differential
(Dollars in Thousands)



Year ended December 31,                          1995

                                                Interest
                                     Average    Income/   Yield/
                                     Balance    Expense    Rate
ASSETS:
  Interest bearing deposits             $1,062       $30    2.79%
  Investment securities:
    Taxable                            244,567    15,184    6.21%
    Tax-exempt <F1>                    129,409    11,285    8.72%
  Net loans <F2><F3>                 1,172,438   111,115    9.48%
  Other investments                     22,227     1,307    5.88%

Total Earning Assets                 1,569,703   138,921    8.85%

  Cash and due from banks               72,647
  Reserve for loan losses              (26,081)
  Other assets                          70,291

Total                               $1,686,560


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits         $1,181,219    56,185    4.76%
  Short-term borrowings                135,373     6,938    5.13%
  Long-term debt                        23,302     1,823    7.82%

Total Interest Bearing Liabilities   1,339,894    64,946    4.85%

  Noninterest bearing deposits         173,234
  Other liabilities                     30,765
  Shareholders' equity                 142,667

Total                               $1,686,560


Net Interest Income                              $73,975


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                           4.71%





Year ended December 31,                          1994

                                                Interest
                                     Average    Income/   Yield/
                                     Balance    Expense    Rate

ASSETS:
  Interest bearing deposits               $971       $14    1.42%
  Investment securities:
    Taxable                            256,404    14,667    5.72%
    Tax-exempt <F1>                    103,872    10,077    9.70%
  Net loans <F2><F3>                 1,066,752    91,523    8.58%
  Other investments                      7,893       399    5.05%

Total Earning Assets                 1,435,892   116,680    8.13%

  Cash and due from banks               74,240
  Reserve for loan losses              (23,685)
  Other assets                          60,518

Total                               $1,546,965


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits         $1,094,197    42,012    3.84%
  Short-term borrowings                109,944     3,788    3.45%
  Long-term debt                        27,248     1,909    7.01%

Total Interest Bearing Liabilities   1,231,389    47,709    3.87%

  Noninterest bearing deposits         162,233
  Other liabilities                     25,892
  Shareholders' equity                 127,451

Total                               $1,546,965


Net Interest Income                              $68,971


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                           4.80%



Year ended December 31,                          1993

                                                Interest
                                     Average    Income/   Yield/
                                     Balance    Expense    Rate

ASSETS:
  Interest bearing deposits               $148        $4    2.70%
  Investment securities:
    Taxable                            252,644    14,593    5.78%
    Tax-exempt <F1>                     91,447     9,603   10.50%
  Net loans <F2><F3>                   986,958    83,275    8.44%
  Other investments                      9,160       277    3.02%

Total Earning Assets                 1,340,357   107,752    8.04%

  Cash and due from banks               70,137
  Reserve for loan losses              (20,859)
  Other assets                          50,383

Total                               $1,440,018


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits         $1,020,205    39,753    3.90%
  Short-term borrowings                110,598     3,251    2.94%
  Long-term debt                        20,865     1,574    7.54%

Total Interest Bearing Liabilities   1,151,668    44,578    3.87%

  Noninterest bearing deposits         149,268
  Other liabilities                     23,896
  Shareholders' equity                 115,186

Total                               $1,440,018


Net Interest Income                              $63,174


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                           4.71%

<F1>  Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $3,635 in 1995, $3,512 in 1994 and $3,372 in 1993.

<F2>  Loan income includes fees on loans of $2,739 in 1995, $3,111 in 1994 and and $3,415 in 1993. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $171 in 1995, $226 in 1994 and $276 in 1993.

<F3>  For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

ITEM 1.  BUSINESS (Continued)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:


                                        Increase (Decrease) Due To <F1>
                                       Volume         Rate           Net
                                                (In Thousands)
1995 compared to 1994
    Interest earned on:
       Loans                            $9,501       $10,091       $19,592
       Investment securities:
         Taxable                          (612)        1,129           517
         Tax-exempt                      2,051          (843)        1,208
       Interest-bearing deposits with
         other banks                         2            14            16
       Federal funds sold and other
         money market investments          833            75           908
              Total Earning Assets      11,775        10,466        22,241

    Interest paid on:
       Savings deposits                 (1,015)          381          (634)
       Other time deposits               6,556         8,251        14,807
       Short-term borrowings             1,013         2,137         3,150
       Long-term debt                     (438)          352           (86)
              Total Interest-Bearing
                 Liabilities             6,116        11,121        17,237
    Net Interest Income                 $5,659         ($655)       $5,004


1994 compared to 1993
    Interest earned on:
       Loans                            $6,847        $1,401        $8,248
       Investment securities:
         Taxable                           222          (148)           74
         Tax-exempt                      1,080          (606)          474
       Interest-bearing deposits with
         other banks                        11            (1)           10
       Federal funds sold and other
         money market investments          (32)          154           122
              Total Earning Assets       8,128           800         8,928

    Interest paid on:
       Savings deposits                  1,410        (1,902)         (492)
       Other time deposits               1,777           974         2,751
       Short-term borrowings               (24)          561           537
       Long-term debt                      436          (101)          335
              Total Interest-Bearing
                 Liabilities             3,599          (468)        3,131
    Net Interest Income                 $4,529        $1,268        $5,797

<F1>  The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 1.   BUSINESS (Continued)

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                       December 31
                                            1995           1994          1993
                                                      (In Thousands)

U.S. Treasury and government
   agencies and corporations              $239,658       $223,115      $240,759
States and political subdivisions          140,319        108,468        97,585
Other                                       16,398         18,302        21,810

         Total                            $396,375       $349,885      $360,154



The following table shows the maturities of investment securities at December 31, 1995, at the carrying amounts and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 40.525% tax rate) of such securities.

The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax-exempt obligations divided by .59475 (which includes the effect of state income taxes), less the amount of such tax-exempt income.



                                                        Maturing
                                               After One         After Five
                               Within          But Within        But Within          After
                              One Year         Five Years        Ten Years         Ten Years
                          Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield
                                                 (Dollars in Thousands)
U.S. Treasury and
  government agencies
  and corporations         $35,041  5.75%    $84,336  5.83%    $31,750  6.18%    $88,531  6.19%

States and
  political subdivisions     5,915  6.71%     44,333  7.68%     66,281  8.61%     23,790  8.47%

Other                          353  5.79%        833  7.13%      1,086  8.49%     14,126  7.21%
Total                      $41,309  5.89%   $129,502  6.47%    $99,117  7.83%   $126,447  6.73%

At December 31, 1995, there were $53,043 of securities in the portfolio which were issued by the state of Indiana, or political subdivisions thereof, whose aggregate carrying value was 34.76% of shareholders' equity.


LOAN PORTFOLIO

The following table shows the Company's loan distribution at the end of each of the last five years:

                            1995       1994        1993        1992        1991
                                                                                                          (Dollars in Thousands)
Domestic Loans:

  Transportation and
    equipment             $457,930    $358,128    $382,483    $346,513    $279,082

  Commercial, financial
    and agricultural       314,421     293,171     256,467     238,445     193,610

  Real estate              408,028     377,532     316,758     298,151     267,207

  Installment               79,036      71,882      64,105      73,307      86,285

Total Domestic Loans    $1,259,415  $1,100,713  $1,019,813    $956,416    $826,184

ITEM 1.  BUSINESS (Continued)

LOAN PORTFOLIO (Continued)

The following table shows the rate sensitivity of loans (excluding residential mortgages for 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1995. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                           Rate Sensitivity
                            Within     After One But      After
                           One Year  Within Five Years  Five Years     Total
                                            (In Thousands)
Transportation and
   equipment               $294,030       $136,198        $4,131      $434,359

Commercial, financial
   and agricultural         217,480         33,493        12,266       263,239

Real estate                  69,875         41,217        52,647       163,739

        Total              $581,385       $210,908       $69,044      $861,337

                                                           Rate Sensitivity
                                                          Fixed      Variable
                                                          Rate         Rate

Due after one year but within five years                $172,533      $38,375

Due after five years                                      11,002       58,042
        Total                                           $183,535      $96,417


The following table summarizes the nonaccrual, past due and restructured loans:

                                                    December 31
                             1995         1994         1993         1992         1991
                                                   (In Thousands)
Nonaccrual loans             $4,893       $3,314       $3,175       $4,024       $4,530

Accruing loans past
   due 90 days or more          274          477          494          354          657

Restructured loans             -             133          667        3,185          425


ITEM 1.   BUSINESS (Continued)

LOAN PORTFOLIO (Continued)

Information with respect to nonaccrual and restructured loans at December 31, 1995 and 1994 is as follows:

                                                  December 31
                                            1995               1994
                                                 (In Thousands)

Nonaccrual loans                           $4,893             $3,314

Restructured loans                            ---                133

Interest income which would have been
     recorded under original terms            612                432

Interest income recorded during the period    229                181

Commitments to lend additional funds          ---                ---

At December 31, 1995, $4,891,000 of the nonaccrual loans are collateralized.

Potential Problem Loans

At December 31, 1995, management was not aware of any potential problem loans that would have a material affect on loan delinquency or loan charge-offs. Loans are subject to constant review and are given management's attention whenever a problem situation appears to be developing.

Loan Concentrations

At December 31, 1995, 15.1% of total business loans were concentrated with borrowers in air transportation and aircraft dealers. Loans to truck and automobile leasing companies accounted for 12.1% of all business loans at December 31, 1995.

ITEM 1.  BUSINESS (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                             December 31
                                     1995          1994          1993          1992          1991
                                                            (In Thousands)
Amount of loans outstanding
   at end of period               $1,259,415    $1,100,713    $1,019,813      $956,416      $826,184

Average amount of net loans
   outstanding during period      $1,172,438    $1,066,752      $986,958      $894,163      $791,028

Balance of reserve for loan
   losses at beginning of
   period                            $23,868       $22,350       $19,141       $16,417       $12,891

Charge-offs:
   Transportation and
      equipment                           36            29           560         1,017         1,084
   Commercial, financial
      and agricultural                   985         1,007           809           783           571
   Real estate                           597           816            92           565           476
   Installment                           372           205           560           708         1,483
      Total charge-offs                1,990         2,057         2,021         3,073         3,614

Recoveries:
   Transportation and
      equipment                        2,224           225           699           202            35
   Commercial, financial
      and agricultural                   287           166           359           889         1,599
   Real estate                           122           215           362           120           119
   Installment                           202           214           277            68           290
      Total recoveries                 2,835           820         1,697         1,279         2,043

Net charge-offs (recoveries)            (845)        1,237           324         1,794         1,571

Additions charged to
   operating expense                   2,757         4,197         3,533         3,724         5,006

Recaptured reserve due
   to loan securitization                  -        (1,442)            -             -             -

Increase resulting from
   acquisitions                                          -             -           794            91
Balance at end of period             $27,470       $23,868       $22,350       $19,141       $16,417

Ratio of net charge-offs (recoveries)
   to average net loans
   outstanding                       (0.07%)          0.12%         0.03%         0.20%         0.20%



The Company's reserve for loan losses is provided for by direct charges to operations. Losses on loans are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve.
The loss reserve is maintained at a level considered by management to be adequate to absorb possible losses from loans presently outstanding. The provision made to this reserve is determined by management based on assessment of the risk factors affecting the loan portfolio, including general economic conditions, changes in the portfolio mix, past loan loss experience and the financial condition of the borrower. Management of the Company is constantly reviewing the status of the loan portfolio to identify borrowers that might develop financial problems, in order to aid borrowers in the handling of their accounts and to prevent sizable unexpected losses.

In 1995, after management's assessment of loan quality, the Company made a charge of $2,757,000 to operations as a provision for loan losses. At December 31, 1995, the reserve for loan losses was $27,470,000, or 2.18% of loans outstanding net of unearned discount. The Company adopted
Statement of Financial Accounting Standards ("SFAS") No. 114,
"Accounting by Creditors for Impairment of a Loan," as amended by SFAS
No. 118, effective January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 had no impact on the 1995 provision for loan losses as reported.

As of December 31, 1995, impaired loans totaled $6,381,000, of which $5,253,000 had corresponding specific reserves for loan losses totaling $1,240,000. The remaining $1,128,000 of impaired loans had no specific reserves for loan losses associated with them. The vast majority of the impaired loans are nonaccrual loans; interest is not recognized on nonaccrual loans subsequent to the date the loan is placed in nonaccrual status. Interest on the remainder of the impaired loans is recognized on an accrual basis. For 1995, the average recorded investment in impaired loans was $6,515,000 and interest income recognized on impaired loans totaled $284,000.

ITEM 1.  BUSINESS (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                                         (Dollars in Thousands)
                           1995              1994              1993              1992              1991

                                 Percent           Percent           Percent           Percent           Percent
                                 of Loans          of Loans          of Loans          of Loans          of Loans
                                 in Each           in Each           in Each           in Each           in Each
                                 Category          Category          Category          Category          Category
                         Reserve to Total  Reserve to Total  Reserve to Total  Reserve to Total  Reserve to Total
                          Amount  Loans     Amount  Loans     Amount  Loans     Amount  Loans     Amount  Loans
Transportation and
   equipment               3,608    36.4     2,917    32.5     2,864    37.5     3,032    36.2     2,764    33.7

Commercial, financial
   and agricultural        3,396    25.0     2,565    26.6     3,011    25.1     3,141    24.9     2,156    23.4

Real estate                1,868    32.4     2,060    34.3     2,119    31.1       904    31.2       810    32.3

Installment                1,147     6.2     1,166     6.5       920     6.3       917     7.7     1,100    10.6

Unallocated               17,451       -    15,160       -    13,436       -    11,147       -     9,587       -

Total                    $27,470     100%  $23,868     100%  $22,350     100%  $19,141     100%  $16,417     100%


ITEM 1.  BUSINESS (Continued)

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                Year Ended December 31
                            1995                1994                1993
                       Amount    Rate      Amount    Rate      Amount    Rate
                                                (Dollars in Thousands)
Noninterest bearing
  demand deposits       $173,234     -      $162,233     -      $149,268     -

Interest bearing demand
  deposits               174,059  2.22%      177,232  2.15%      167,727  2.51%

Savings deposits         242,504  2.85%      277,021  2.75%      249,702  3.08%

Other time deposits      764,656  5.94%      639,944  4.78%      602,776  4.62%
   Total              $1,354,453          $1,256,430          $1,169,473

The amount of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1995, by time remaining until maturity is as follows (in thousands):


                Under 3 months                $109,807
                3 to 6  months                  23,594
                6 to 12 months                  18,517
                Over 12 months                  17,611
                           Total              $169,529



ITEM 1.  BUSINESS (Continued)

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                            Year Ended December 31
                                           1995      1994      1993
Percentage of net income to:

Average shareholders' equity              14.75 %   14.49 %   14.52 %

Average total assets                       1.25      1.19      1.16

Percentage of dividends declared
   per common share to net income
   per common share                       17.43     17.54     16.48

Percentage of average shareholders'
   equity to average total assets          8.46      8.24      8.00


ITEM 1.  BUSINESS (Concluded)

SHORT-TERM BORROWINGS

The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.
                                                      (Dollars in Thousands)
                                  Federal Funds
                                  Purchased and
                                  Security                               Other
                                  Repurchase           Commercial     Short-Term       Total
                                  Agreements<F1>       Paper<F2>      Borrowings     Borrowings
    1995
Balance at December 31, 1995            $101,166         $4,515        $47,298       $152,979
Maximum amount outstanding
   at any month-end                      123,393          5,318         52,835        180,616
Average amount outstanding                96,091          4,369         34,913        135,373
Weighted average interest
   rate during the year                     5.16%          5.61%          4.97%          5.13%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1995                        5.13%          5.54%          6.84%          5.67%

    1994
Balance at December 31, 1994             $76,403           $844        $23,318       $100,565
Maximum amount outstanding
   at any month-end                      127,854          2,131         31,149        148,261
Average amount outstanding                94,935          1,100         13,909        109,944
Weighted average interest
   rate during the year                     3.44%          3.84%          3.46%          3.45%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1994                        4.31%          4.79%          6.12%          4.74%

    1993
Balance at December 31, 1993            $112,221         $2,097        $20,000       $134,318
Maximum amount outstanding
   at any month-end                      130,791          3,706         24,505        156,432
Average amount outstanding                96,305          2,241         12,052        110,598
Weighted average interest
   rate during the year                     2.93%          3.44%          2.89%          2.94%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1993                        2.81%          3.06%          2.99%          2.84%

<F1>  Federal funds purchased and securities sold under agreements to repurchase generally mature within 1 to 30 days of the transaction date.

<F2>  Commercial paper and other short-term borrowings generally mature within 30 days.

ITEM 2.   PROPERTIES

1st Source's headquarters building is located in downtown South Bend. In 1982, the land was leased from the City of South Bend on a 49-year lease, with a 50-year renewal option. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. 1st Source sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The bank building is a structure of approximately 160,000 square feet, with 1st Source and its subsidiaries occupying approximately 50% of the available office space, and approximately 25% presently subleased to an unrelated tenant.

The Company also owns property and buildings on which 25 of the bank subsidiary's 33 banking offices are located, including the facilities in Marshall, Elkhart, LaPorte, Porter, and Starke Counties as well as a parking facility, two buildings housing drive-in banking plazas and a computer operations center. In 1995, the Company reacquired its former headquarters building through foreclosure. It is being refurbished for additional tenants. The remaining properties utilized by the banking subsidiary are leased from unrelated parties.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common Stock Prices and Dividends on pages 19 and 44 of the annual shareholders report for the year ended December 31, 1995, are incorporated herein by reference. There were 1,116 shareholders of 1st Source Common Stock as of February 20, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

Consolidated Selected Financial Data on page 9 of the annual shareholders report for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 19 of the annual shareholders report for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants and the consolidated financial statements of the registrant and its subsidiaries are included on pages 20 through 41 in the annual shareholders report for the year ended December 31, 1995, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The relationship with independent public accountants on page 16 of the proxy statement dated March 15, 1996, is incorporated herein by reference.


PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers on pages 3 through 6 of the proxy statement dated March 15, 1996, are incorporated herein by reference with respect to Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Renumeration of Executive Officers on pages 7 through 13 of the proxy statement dated March 15, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders Thereof on page 2 of the proxy statement dated March 15, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others which have a direct or indirect material interest on page 6 of the proxy statement dated March 15, 1996, are incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)       --  The response to this portion of Item 14 is submitted
                          as a separate section of this report.
    (3)               --  The response to this portion of Item 14 is submitted
                          as a separate section of this report.

(b)        Reports on Form 8-K -- None filed during the fourth quarter of 1995.

(c)        Exhibits   --  The response to this portion of Item 14 is submitted
                          as a separate section of this report.

(d)        Financial Statement Schedules -- None.



                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st SOURCE CORPORATION
Registrant


By:      /s/     CHRISTOPHER J. MURPHY III
   Christopher J. Murphy III
   President and a Director

Date:            March 19, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/      ERNESTINE M. RACLIN
Ernestine M. Raclin,                       Chairman of the Board and a Director
                                           (Principal Executive Officer)
Date:            March 19, 1996


  /s/      CHRISTOPHER J. MURPHY III
Christopher J. Murphy III,                 President and a Director

Date:            March 19, 1996


  /s/      VINCENT A. TAMBURO
Vincent A. Tamburo,                        Secretary and General Counsel

Date:            March 19, 1996


  /s/      LARRY E. LENTYCH
Larry E. Lentych,                          Treasurer (Chief Financial Officer)

Date:            March 19, 1996


  /s/      E. WILLIAM BEAUCHAMP, c.s.c.
Reverend E. William Beauchamp,             Director

Date:            March 19, 1996


  /s/      VINCENT A. TAMBURO, P/A
Paul  R. Bowles,                           Director

Date:            March 20, 1996


  /s/      VINCENT A. TAMBURO, P/A
Philip J. Faccenda,                        Director

Date:            March 21, 1996


  /s/      DANIEL B. FITZPATRICK
Daniel B. Fitzpatrick,                     Director

Date:            March 19, 1996


  /s/      LAWRENCE E. HILER
Lawrence E. Hiler,                         Director

Date:            March 19, 1996


  /s/      VINCENT A. TAMBURO, P/A
Leo J. McKernan,                           Director

Date:            March 21, 1996


  /s/      VINCENT A. TAMBURO, P/A
Jo Ann R. Meehan,                          Director

Date:            March 21, 1996


  /s/      VINCENT A. TAMBURO, P/A
Dane A. Miller,                            Director

Date:            March 21, 1996


  /s/      RICHARD J. PFEIL
Richard J. Pfeil,                          Director

Date:            March 19, 1996






            ANNUAL REPORT ON FORM 10-K

             ITEM 14(a)   (1) and (2)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL
               STATEMENT SCHEDULES

           YEAR ENDED DECEMBER 31, 1995


              1st SOURCE CORPORATION

               SOUTH BEND, INDIANA




FORM 10-K --   ITEM 14(a)  (1) and (2)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following report of independent accountants and consolidated financial statements of 1st Source Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated in Item 8:

     Report of independent accountants

     Consolidated statements of financial condition --
          December 31, 1995 and 1994

     Consolidated statements of income --
          Years ended December 31, 1995, 1994 and 1993

     Consolidated statements of shareholders' equity --
          Years ended December 31, 1995, 1994 and 1993

     Consolidated statements of cash flows --
          Years ended December 31, 1995, 1994 and 1993

     Notes to consolidated financial statements --
          December 31, 1995, 1994 and 1993

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.





            ANNUAL REPORT ON FORM 10-K

            ITEM 14(a)  (3) and 14(c)

                 LIST OF EXHIBITS

           YEAR ENDED DECEMBER 31, 1995


              1st SOURCE CORPORATION

               SOUTH BEND, INDIANA





FORM 10-K --   Item 14(a)  (3) and 14(c)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF EXHIBITS

3(a)    --    Articles of Incorporation of Registrant, as amended May 5, 1992, and filed as exhibit to Form 10-K, dated December 31, 1992, and incorporated herein by reference.

3(b)    --    By-Laws of Registrant, as amended April 19, 1993, and
              incorporated herein by reference.

4(a)    --    Form of Common Stock Certificates of Registrant.  Filed as
              exhibit to Registration Statement 2-40481 and incorporated herein by reference.

10(a)   --    Employment Agreement of Christopher J. Murphy III, dated
              January 1, 1992, filed as exhibit to Form 10-K, dated December
              31, 1991, and incorporated herein by reference.

10(b)   --    Form of Company's Employees' Money Purchase Pension Plan
              and Trust Agreement dated January 1, 1989, and amendment to the Company's Employees' Money Purchase Pension Plan and
              Trust dated April 1, 1994.  Filed as exhibit to Form 10-K dated
              December 31, 1994, and incorporated herein by reference.

10(c)   --    Form of Company's Employees' Profit Sharing Plan and Trust
              Agreement dated January 1, 1989, and amendment to the Company's Profit Sharing Plan and Trust Agreement dated
              April 1, 1994.  Filed as exhibit to Form 10-K dated December
              31, 1994, and incorporated herein by reference.

10(d)   --    1st Source Corporation Employee Stock Purchase Plan dated
              April 23, 1992, filed as exhibit to Form 10-K, dated December
              31, 1992, and incorporated herein by reference.

10(e)   --    1st Source Corporation 1982 Executive Incentive Plan.
              Amended April 19, 1988, and filed as exhibit to Form 10-K, dated December 31, 1988, and incorporated herein by reference.

10(f)   --    1st Source Corporation 1982 Restricted Stock Award Plan.
              Filed as exhibit to Form 10-K, dated December 31, 1982, and incorporated herein by reference.

10(g)   --    1st Source Corporation Non-Qualified Stock Option Agreements
              with Christopher J. Murphy III, and Wellington D. Jones III, dated March 1, 1988, and filed as exhibit to Form 10-K, dated
              December 31, 1988, and incorporated herein by reference.

10(h)   --    1st Source Corporation Non-Qualified Stock Option Agreement
              with Christopher J. Murphy III, dated December 31, 1991, and filed as exhibit to Form 10-K, dated December 31, 1991, and incorporated herein by reference.

10(i)   --    1st Source Corporation 1992 Stock Option Plan, dated April
              23, 1992, and filed as exhibit to Form 10-K, dated December
              31, 1992, and incorporated herein by reference.

10(j)   --    1st Source Corporation Non-Qualified Stock Option Agreement
              with Richard Q. Stifel, dated January 1, 1992, and filed as exhibit to Form 10-K, dated December 31, 1992, and incorporated herein by reference.

11      --    Computation of Earnings Per Share, attached hereto.

13(a)   --    Proxy Statement, previously submitted via EDGAR on March
              15, 1996.

13(b)   --    Annual Report to Security Holders for the year ended
              December 31, 1995, attached hereto.

21      --    Subsidiaries of Registrant, attached hereto.

23      --    Consent of Independent Accountants, attached hereto.

24      --    Power of Attorneys for signatures to report pursuant to Power of Attorneys, previously submitted to the SEC.

27      --    Financial Data Schedule, attached hereto.