Form 10-Q
period 1996-03-31
1ST SOURCE CORP
filed 1996-05-15
CIK 34782

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1996

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

                            YES   X       NO

Number of shares of common stock outstanding as of March 31, 1996 - 12,524,418 shares.




                     PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements


               a) Consolidated statements of financial condition -- March 31, 1996 and December 31, 1995

               b)   Consolidated statements of income --
                    three months ended March 31, 1996 and 1995

               c) Consolidated statements of cash flows -- three months ended March 31, 1996 and 1995

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                   March 31,  December 31,
                                                     1996        1995
ASSETS
Cash and due from banks                               $76,197     $94,517
Interest bearing deposits with other banks              2,790       2,946
Investment securities:
   Securities available-for-sale, at fair value
     (amortized cost of $274,667 and $270,621
     at March 31, 1996 and December 31, 1995)         272,631     270,290
   Securities held-to-maturity, at amortized cost
     (fair value of $130,669 and $132,383
     at March 31, 1996 and December 31, 1995)         125,459     126,085

Total Investment Securities                           398,090     396,375

Loans - net of unearned discount                    1,314,900   1,259,415
   Reserve for loan losses                            (27,570)    (27,470)

Net Loans                                           1,287,330   1,231,945

Premises and equipment                                 24,327      23,383
Other assets                                           53,676      50,091

Total Assets                                       $1,842,410  $1,799,257


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                $187,290    $190,045
  Interest bearing                                  1,290,531   1,251,704

Total Deposits                                      1,477,821   1,441,749

Federal funds purchased and securities
  sold under agreements to repurchase                  92,159     101,166
Other short-term borrowings                            62,440      51,813
Other liabilities                                      32,695      30,109
Long-term debt                                         20,178      21,819

Total Liabilities                                   1,685,293   1,646,656

Shareholders' equity:
  Common stock-no par value                             5,700       5,429
  Capital surplus                                      69,947      56,337
  Retained earnings                                    87,671      96,952
  Less cost of common stock in treasury                (5,564)     (6,497)
  Unrealized depreciation of investment
      securities, net                                    (637)        380

Total Shareholders' Equity                            157,117     152,601

Total Liabilities and Shareholders' Equity         $1,842,410  $1,799,257

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                          March 31,
                                                      1996        1995
Interest Income:
  Loans, including fees                               $29,495     $25,726
  Investment securities:
    Taxable                                             3,478       3,480
    Tax-exempt                                          1,973       1,765
    Other                                                 285         391

Total Interest Income                                  35,231      31,362

Interest Expense:
  Deposits                                             15,246      12,706
  Short-term borrowings                                 1,803       1,073
  Long-term debt                                          346         529

Total Interest Expense                                 17,395      14,308

Net Interest Income                                    17,836      17,054
Provision for Loan Losses                               1,209         960

Net Interest Income After
  Provision for Loan Losses                            16,627      16,094

Other Income:
  Trust fees                                            1,623       1,664
  Service charges on deposit accounts                   1,176       1,198
  Mortgage servicing fees,
      commission income and other                       2,609       1,950
  Investment securities and other gains                    38        (153)

Total Other Income                                      5,446       4,659

Other Expense:
  Salaries and employee benefits                        8,652       8,090
  Net occupancy expense                                 1,154         870
  Furniture and equipment expense                       1,295       1,438
  Insurance expense                                       121         856
  Other                                                 2,646       2,113

Total Other Expense                                    13,868      13,367

Income Before Income Taxes                              8,205       7,386
Income taxes                                            2,839       2,532

Net Income                                             $5,366      $4,854

Per Common Share: <F1>
  Net Income                                            $0.42       $0.38
  Dividends                                            $0.080      $0.070
Weighted Average Common Shares Outstanding         12,777,155  12,793,028

<F1> The computation of per share data gives retroactive recognition to a 3:2 stock split declared on July 18, 1995, and a 5 percent stock dividend declared on January 22, 1996.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)                                    Three Months Ended
                                                               March 31,

                                                            1996        1995
Operating Activities:
  Net income                                                $5,366      $4,854
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                              1,209         960
      Depreciation of premises and equipment                   785         609
      Amortization of investment security premiums
                and accretion of discounts, net                131         212
      Deferred income taxes                                      0         974
      Realized investment securities (gains) losses            (38)        153
      Increase in interest receivable                         (791)        (32)
      Increase in interest payable                           1,590       3,297
      Other                                                    294         270

Net Cash Provided by Operating Activities                    8,546      11,297

Investing Activities:
  Proceeds from sales and maturities
      of investment securities                              34,329      28,244
  Purchases of investment securities                       (37,839)    (38,223)
  Net increase in short-term investments                       156         294
  Loans sold or participated to others                      27,620      39,806
  Net increase in loans made to customers
    and principal collections on loans                     (82,732)    (79,356)
  Principal payments received under lease                    1,066         850
  Purchase of assets to be leased                           (2,556)     (1,169)
  Purchases of premises and equipment                       (1,526)       (681)
  Other                                                       (203)        (94)

Net Cash Used in Investing Activities                      (61,685)    (50,329)

Financing Activities:
  Net decrease in demand deposits, NOW
    accounts and savings accounts                          (11,346)    (41,697)
  Net increase in certificates of deposit                   47,418      65,648
  Net increase in short-term borrowings                      1,620      13,715
  Payments on long-term debt                                (1,642)     (5,429)
  Acquisition of treasury stock                               (220)       (140)
  Cash dividends                                              (999)       (879)
  Other                                                        (12)        (12)

Net Cash Provided by Financing Activities                   34,819      31,206

Decrease in Cash and Cash Equivalents                      (18,320)     (7,826)

Cash and cash equivalents, beginning of year                94,517      79,226

Cash and Cash Equivalents, End of Period                   $76,197     $71,400


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

     1st Source adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 had no impact on the provision for loan losses as reported.

     The provision for loan losses charged to expense is based upon the actual net loan losses incurred as determined on a basis consistent with SFAS No. 114, plus an amount for such other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Loans are charged against the reserve for loan losses when deemed uncollectible.

     1st Source adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122) on January 1, 1996. The new standard requires mortgage banking enterprises to recognize as separate assets the rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. As of March 31, 1996, 1st Source has capitalized $369,000 of originated mortgage servicing rights. The adoption of SFAS No. 122 has had no material impact on the financial statements.

     1st Source has entered into two off-balance sheet amortizing interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the company's prime floating rate loans. The notional amount of the first swap as of March 31, 1996 is $29 million. It has a maturity date of January, 2002, and has a current fair value of $(555,000). The second swap has a notional amount of $30 million as of March 31, 1996. It has a maturity date of March, 2001, and has a fair value of $(272,000).

     The company pays a variable interest rate (one month LIBOR) on each swap and receives a fixed rate. The interest rate swaps are the most efficient means of protecting the bank net interest rate margin in a declining interest rate environment. Conversely, if interest rates increase, the increased contribution to net interest income from on-balance sheet assets will substantially offset any negative impact on net interest income from these swap transactions.

     1st Source adopted Statement of Financial Accounting Standards
No. 123 "Accounting for Stock-based Compensation" (SFAS No. 123) on January 1, 1996. This Statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the statement of income, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the financial statements. 1st Source adopted SFAS No. 123 on a disclosure basis only and, accordingly, the adoption of this Statement will not have a material impact on the company's financial position. There have been no stock options granted during the first quarter of 1996.

                   COMPARISON OF THREE MONTH PERIODS
                     ENDED MARCH 31, 1996 AND 1995



     Net income for the three month period ended March 31, 1996 was $5,366,000 compared to $4,854,000 for the equivalent period in 1995. The primary reasons for the increase were an increase in net interest income and a strong increase in other income offset by an increase in the provision for loan losses and only a modest increase in other expense.

     Net income per share increased to $0.42 for the three month period ended March 31, 1996 from $0.38 in 1995. Return on average equity was 13.98% for the three months ended March 31, 1996 compared to 14.09% in 1995. This ratio is based on shareholders' equity before the market value adjustment for securities designated as "available for sale" as required by SFAS No. 115. The ratio after the market value adjustment was 13.93% for the three months ended March 31, 1996 compared to 14.81% for the same period in 1995. The return on total average assets was 1.20% for the three months ended March 31, 1996 compared to 1.24% in 1995.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three month period ended March 31, 1996 was $18,780,000, an increase of 4.39% over the same period in 1995, resulting in a net yield of 4.51% compared to 4.95% in 1995.

     Total average earning assets increased 13.53% for the period ended March 31, 1996 compared to the period ended March 31, 1995. Total average investment securities increased 8.25% from one year ago, and a 15.27% increase in average loans occurred primarily in transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.69% and 8.89% for the periods ended March 31, 1996 and 1995, respectively.

     Average deposits increased 9.86% from the first quarter of 1995 to the first quarter of 1996. The cost rate on average interest bearing funds was 4.89% for the period ended March 31, 1996 compared to 4.59% for the three months ended March 31, 1995. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits less than one year.




     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                    Three months ended March 31,
                                                               1996                            1995

                                                           Interest                        Interest
                                                Average    Income/    Yield/    Average    Income/    Yield/
                                                Balance    Expense    Rate      Balance    Expense    Rate
ASSETS:
     Interest bearing deposits                     $2,774       $34     4.98%        $999        $6     2.56%
     Investment securities:
       Taxable                                    249,379     3,717     6.00%     241,924     3,762     6.31%
       Tax exempt <F1>                            141,882     2,879     8.16%     114,801     2,651     9.37%
     Net loans <F2><F3>                         1,278,685    29,533     9.29%   1,109,321    25,777     9.42%
     Other investments                                811        12     5.73%       7,044       103     5.91%

Total Earning Assets                            1,673,531    36,175     8.69%   1,474,089    32,299     8.89%

     Cash and due from banks                       72,251                          70,383
     Reserve for loan losses                      (27,566)                        (24,157)
     Other assets                                  73,394                          69,161

Total                                          $1,791,610                      $1,589,476


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest bearing deposits                 $1,266,349    15,245     4.84%  $1,144,237    12,706     4.50%
     Short-term borrowings                        144,566     1,804     5.02%      94,176     1,073     4.62%
     Long-term debt                                20,840       346     6.68%      26,811       529     8.00%

Total Interest Bearing Liabilities              1,431,755    17,395     4.89%   1,265,224    14,308     4.59%

     Noninterest bearing deposits                 172,550                         165,468
     Other liabilities                             32,340                          25,827
     Shareholders' equity                         154,965                         132,957

Total                                          $1,791,610                      $1,589,476


Net Interest Income                                         $18,780                         $17,991


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                                       4.51%                           4.95%

<F1> Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1996 and 1995.
     Tax equivalent adjustments were $906 in 1996 and $886 in 1995.

<F2> Loan income includes fees on loans of $756 in 1996 and $761 in 1995.  Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1996 and 1995.  The tax equivalent adjustments were
     $38 in 1996 and $51 in 1995.

<F3> For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

                                                 -10-



PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended March 31, 1996 and 1995 was $1,209,000 and $960,000, respectively.
Year-to-date Net Charge-offs of $1,109,000 have been recorded in 1996, compared to $229,000 of Net Recoveries in the same period in 1995. The reserve for loan losses was $27,570,000 or 2.10% of net loans at March 31, 1996 compared to $27,470,000 or 2.18% of net loans at December 31, 1995.

     Nonperforming assets at March 31, 1996 were $7,867,000 compared to $6,584,000 at December 31, 1995, an increase of 19.47%. At March 31, 1996, nonperforming assets were .60% of net loans compared to .52% at December 31, 1995. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of March 31, 1996.


OTHER INCOME

     Other income for the three month periods ended March 31, 1996 and 1995 was $5,446,000 and $4,659,000, respectively. Trust fees decreased 2.46%, service charges on deposit accounts decreased 1.84% and other mortgage servicing fees, commission income and other income increased 46.82% over the same period in 1995. The significant increases in the last category were attributed primarily to increases in mortgage servicing, salable loan fees and equipment rental income. Investment securities and other gains were $38,000 in 1996 compared to $153,000 in losses in 1995. The net gains in 1996 and the net losses in 1995 were primarily due to adjustments made to the carrying value of certain partnership investments.


OTHER EXPENSE

     Other expense for the three month period ended March 31, 1996 was $13,868,000, an increase of 3.75% over the same period in 1995.
For the three month period ended March 31, 1996, salaries and employee benefits increased 6.95%, furniture and equipment costs decreased 9.94%, net occupancy expense increased 32.65%, insurance expense decreased 85.86%, business development and marketing expense increased 38.53% and miscellaneous other expenses increased 22.67% over the same period in 1995. The increase in net occupancy expense is due to the loss of a major tenant in our corporate headquarters building. The decrease in insurance expense reflects an FDIC assessment factor of 0% for 1996. The Business development and marketing expense has increased due to new branches being opened in 1996. The increase in miscellaneous expense is due to depreciation of leased equipment.

INCOME TAXES

     The provision for income taxes for the three months ended
March 31, 1996 was $2,839,000 compared to $2,532,000 for the comparable period in 1995. The increase was due to increased taxable income in 1996.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well capitalized banks. 1st Source's leverage capital ratio was 8.57% at March 31, 1996.

     The Federal Reserve Board has also approved final risk-based capital guidelines for U. S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1996 are 4.00% for adequately capitalized banks and 6.00% for well capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risked-based capital ratio on March 31, 1996 was 11.41% and the total risk-based capital ratio was 12.99%.


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

     Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 1996, the consolidated statement of financial condition was rate sensitive by $37,471,000 more assets than liabilities scheduled to reprice within one year or 104.25%.

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


                                             1ST SOURCE CORPORATION

                                                 (Registrant)


DATE  May 15, 1996                  Christopher J. Murphy III /s/
                                            (Signature)
                                 Christopher J. Murphy III, President




DATE  May 15, 1996                      Larry E. Lentych /s/
                                            (Signature)
                                 Larry E. Lentych, Treasurer (Chief
                                   Accounting and Financial Officer)