Form 10-Q
period 1996-06-30
1ST SOURCE CORP
filed 1996-08-15
CIK 34782

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1996

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

                            YES   X       NO

Number of shares of common stock outstanding as of June 30, 1996 - 12,501,067 shares.


                     PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements


               a) Consolidated statements of financial condition -- June 30, 1996 and December 31, 1995

               b)   Consolidated statements of income --
                    three months and six months ended June 30, 1996
                    and 1995

               c) Consolidated statements of cash flows -- six months ended June 30, 1996 and 1995



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                        June 30,  December 31,
                                                          1996       1995

ASSETS

Cash and due from banks                                   $106,897    $94,517
Interest bearing deposits with other banks                   3,291      2,946
Federal funds sold                                           5,000         -
Investment securities:
   Securities available-for-sale, at fair value
     (amortized cost of $269,781 and $270,621
     at June 30, 1996 and December 31, 1995                266,219    270,290
   Securities held-to-maturity, at amortized cost
     (fair value of $127,901 and $132,383
     at June 30, 1996 and December 31, 1995                124,497    126,085

Total Investment Securities                                390,716    396,375

Loans - net of unearned discount                         1,373,094  1,259,415
   Reserve for loan losses                                 (28,540)   (27,470)

Net Loans                                                1,344,554  1,231,945

Premises and equipment                                      25,620     23,383
Other assets                                                54,211     50,091

Total Assets                                            $1,930,289 $1,799,257


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                     $198,333   $190,045
  Interest bearing                                       1,350,067  1,251,704

Total Deposits                                           1,548,400  1,441,749

Federal funds purchased and securities
  sold under agreements to repurchase                      107,633    101,166
Other short-term borrowings                                 62,815     51,813
Other liabilities                                           31,439     30,109
Long-term debt                                              19,578     21,819

Total Liabilities                                        1,769,865  1,646,656

Shareholders' equity:
  Common stock-no par value                                  5,700      5,429
  Capital surplus                                           69,947     56,337
  Retained earnings                                         92,469     96,952
  Less cost of common stock in treasury                     (6,137)    (6,497)
  Unrealized appreciation (depreciation) of
      investment securities, net                            (1,555)       380

Total Shareholders' Equity                                 160,424    152,601

Total Liabilities and Shareholders' Equity              $1,930,289 $1,799,257


CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                                        Three Months Ended June 30  Six Months Ended June 30
                                                                1996       1995        1996        1995

Interest Income:
  Loans, including fees                                        $30,751     $27,626     $60,246     $53,352
  Investment securities:
    Taxable                                                      3,851       3,887       7,568       7,648
    Tax-exempt                                                   2,051       1,988       4,024       3,753
    Other                                                          228         359         274         469

Total Interest Income                                           36,881      33,860      72,112      65,222

Interest Expense:
  Deposits                                                      15,779      13,936      31,025      26,642
  Short-term borrowings                                          1,975       1,892       3,778       2,965
  Long-term debt                                                   339         463         685         992

Total Interest Expense                                          18,093      16,291      35,488      30,599

Net Interest Income                                             18,788      17,569      36,624      34,623
Provision for Loan Losses                                        1,193         181       2,402       1,141

Net Interest Income After
  Provision for Loan Losses                                     17,595      17,388      34,222      33,482

Other Income:
  Trust fees                                                     1,833       1,710       3,456       3,374
  Service charges on deposit accounts                            1,178       1,233       2,354       2,431
  Mortgage servicing fees, commission income and other           2,809       1,474       5,418       3,424
  Investment securities and other gains (losses)                    89           9         127        (144)

Total Other Income                                               5,909       4,426      11,355       9,085

Other Expense:
  Salaries and employee benefits                                 8,911       8,245      17,563      16,335
  Net occupancy expense                                          1,162         900       2,316       1,770
  Furniture and equipment expense                                1,362       1,367       2,657       2,805
  Insurance expense                                                124         862         245       1,718
  Other                                                          3,092       2,787       5,738       4,900

Total Other Expense                                             14,651      14,161      28,519      27,528

Income Before Income Taxes                                       8,853       7,653      17,058      15,039
Income taxes                                                     3,072       2,541       5,911       5,073

Net Income                                                      $5,781      $5,112     $11,147      $9,966

Per Common Share:  <F1>

  Net Income                                                     $0.45       $0.40       $0.87       $0.78
  Dividends                                                     $0.080      $0.070      $0.160      $0.140
Weighted Average Common Shares Outstanding                  12,808,781  12,827,400  12,792,968  12,810,309

<F1> The computation of per share data gives retroactive recognition to a 5 percent stock dividend declared on January 22, 1996.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                                  Six Months Ended June 30
                                                                     1996           1995

Operating Activities:
  Net income                                                        $11,147         $9,966
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                       2,402          1,141
      Depreciation of premises and equipment                          1,587          1,210
      Amortization of investment security premiums
        and accretion of discounts, net                                 328            443
      Deferred income taxes                                             118           (387)
      Realized investment securities (gains) losses                    (127)           144
      Increase in interest receivable                                  (560)        (1,130)
      Increase in interest payable                                    3,243          5,800
      Other                                                          (4,691)        (2,489)

Net Cash Provided by Operating Activities                            13,447         14,698

Investing Activities:
  Proceeds from sales and maturities of investment securities        58,328         37,511
  Purchases of investment securities                                (56,100)       (53,000)
  Net increase in short-term investments                             (5,345)       (36,265)
  Loans sold or participated to others                               76,646         44,876
  Net increase in loans made to customers
    and principal collections on loans                             (190,144)      (146,949)
  Principal payments received under leases                            3,579          1,316
  Purchase of assets to be leased                                    (5,117)        (2,785)
  Purchases of premises and equipment                                (3,278)        (2,219)
  Other                                                               1,389           (180)

Net Cash Used in Investing Activities                              (120,042)      (157,695)

Financing Activities:
  Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts                                     9,765        (33,377)
  Net increase in certificates of deposit                            96,886        110,518
  Net increase in short-term borrowings                              17,469         80,132
  Payments on long-term debt                                         (2,242)        (5,929)
  Acquisition of treasury stock                                        (891)          (233)
  Cash dividends                                                     (2,001)        (1,758)
  Other                                                                 (11)           (12)

Net Cash Provided by Financing Activities                           118,975        149,341

Increase in Cash and Cash Equivalents                                12,380          6,344

Cash and cash equivalents, beginning of year                         94,517         79,226

Cash and Cash Equivalents, End of Period                           $106,897        $85,570


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

     1st Source adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) on January 1, 1995. Under the this standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 had no impact on the provision for loan losses as reported.

     The provision for loan losses charged to expense is based upon the actual net loan losses incurred as determined on a basis consistent with SFAS No. 114, plus an amount for such other factors which, in management's judgment, deserve recognition in estimating possible loan losses. Loans are charged against the reserve for loan losses when deemed uncollectible.

     1st Source adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122) on January 1, 1996. The new standard requires mortgage banking enterprises to recognize as separate assets the rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. As of June 30, 1996, 1st Source has capitalized $754,000 of originated mortgage servicing rights. The adoption of SFAS No. 122 has had no material impact on the financial statements.

                                  -6-
     1st Source has entered into two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the company's prime floating rate loans. The notional amount of the first swap as of June 30, 1996 is $28 million. It has a maturity date of January, 2002, and has a current fair value of $(825,000). The second swap also has a notional amount of $28 million as of June 30, 1996. It has a maturity date of March, 2001, and has a fair value of $(541,000).

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



               COMPARISON OF THREE AND SIX MONTH PERIODS
                      ENDED JUNE 30, 1996 AND 1995



     Net income for the three month and six month periods ended June 30, 1996 was $5,781,000 and $11,147,000 respectively compared to $5,112,000 and $9,966,000 for the equivalent periods in 1995. The primary reasons for the increase were an increase in net interest income and a strong increase in other income offset by an increase in the provision for loan losses and only a modest increase in other expense.

     Net income per share increased to $0.45 and $0.87 respectively for the three month and six month periods ended June 30, 1996 from $0.40 and $0.78 in 1995. Return on average equity was 14.30% for the six months ended June 30, 1996 compared to 14.69% in 1995. The return on total average assets was 1.22% for the six months ended June 30, 1996 compared to 1.23% in 1995.



NET INTEREST INCOME

     The taxable equivalent net interest income for the three month period ended June 30, 1996 was $19,740,000, an increase of 6.37% over the same period in 1995, resulting in a net yield of 4.53% compared to 4.77% in 1995. The fully taxable equivalent net interest income for the six month period ended June 30, 1996 was $38,520,000, an increase of 5.40% over 1995, resulting in a net yield of 4.52% compared to 4.85% in 1995.

     Total average earning assets increased 12.33% and 12.89% respectively for the three month and six month periods ended June 30, 1996 over the comparative periods in 1995. Total average investment securities increased 6.36% and 8.20% respectively for the three month and six month periods, due to an increase in municipal securities, while a 15.26% and 15.25% increase for the three month and six month periods for average loans occurred primarily in transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.67% and 8.97% for the three month period ended June 30, 1996 and 1995 and 8.68% and 8.89% for the six month period ended June 30, 1996 and 1995.

     Average deposits increased 12.34% and 11.11%, respectively for the three month and six month periods over the same periods from 1995. The cost rate on average interest bearing funds was 4.86% and 4.91% for the three month periods ended June 30, 1996 and 1995 and 4.88% and 4.73% for the six month periods ended June 30, 1996 and 1995. The majority



                                  -8-
of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits less than one year.




     The following table sets forth consolidated information regarding average balances and rates.



DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                                              Three months ended June 30,
                                                       1996                           1995

                                                   Interest                       Interest
                                        Average    Income/   Yield/    Average    Income/   Yield/
                                        Balance    Expense   Rate      Balance    Expense   Rate

ASSETS:
  Interest bearing deposits                $2,817      $35     5.00%        $901       $5     2.39%
  Investment securities:
    Taxable                               248,880    3,851     6.22%     242,639    3,886     6.44%
    Tax exempt <F1>                       146,382    2,967     8.15%     130,735    2,929     9.01%
  Net loans <F2><F3>                    1,341,731   30,789     9.23%   1,164,069   27,674     9.56%
  Other investments                        14,542      192     5.32%      23,500      354     6.07%

Total Earning Assets                    1,754,352   37,834     8.67%   1,561,844   34,848     8.97%

  Cash and due from banks                  73,521                         76,942
  Reserve for loan losses                 (28,072)                       (25,746)
  Other assets                             76,409                         68,393

Total                                  $1,876,210                     $1,681,433


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing deposits            $1,323,958   15,780     4.79%  $1,170,801   13,936     4.79%
  Short-term borrowings                   152,049    1,974     5.22%     141,971    1,892     5.36%
  Long-term debt                           20,012      340     6.84%      22,573      463     8.25%

Total Interest Bearing Liabilities      1,496,019   18,094     4.86%   1,335,345   16,291     4.91%

  Noninterest bearing deposits            190,102                        176,985
  Other liabilities                        31,524                         28,551
  Shareholders' equity                    158,565                        140,552

Total                                  $1,876,210                     $1,681,433


Net Interest Income                                $19,740                        $18,557


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                              4.53%                          4.77%





                                                              Six months ended June 30,
                                                       1996                           1995

                                                   Interest                       Interest
                                        Average    Income/   Yield/    Average    Income/   Yield/
                                        Balance    Expense   Rate      Balance    Expense   Rate

ASSETS:
  Interest bearing deposits                $2,796      $69     4.99%        $950      $12     2.46%
  Investment securities:
    Taxable                               249,129    7,568     6.11%     242,284    7,648     6.35%
    Tax exempt <F1>                       144,132    5,846     8.16%     122,812    5,579     9.14%
  Net loans <F2><F3>                    1,310,208   60,322     9.26%   1,136,846   53,451     9.46%
  Other investments                         7,677      204     5.35%      15,317      457     6.00%

Total Earning Assets                    1,713,942   74,009     8.68%   1,518,209   67,147     8.89%

  Cash and due from banks                  72,886                         73,680
  Reserve for loan losses                 (27,819)                       (24,956)
  Other assets                             74,901                         68,776

Total                                  $1,833,910                     $1,635,709


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing deposits            $1,295,154   31,025     4.82%  $1,157,592   26,642     4.63%
  Short-term borrowings                   148,307    3,778     5.12%     118,205    2,965     5.04%
  Long-term debt                           20,426      686     6.76%      24,680      992     8.08%

Total Interest Bearing Liabilities      1,463,887   35,489     4.88%   1,300,477   30,599     4.73%

  Noninterest bearing deposits            181,326                        171,260
  Other liabilities                        31,932                         27,197
  Shareholders' equity                    156,765                        136,775

Total                                  $1,833,910                     $1,635,709


Net Interest Income                                $38,520                        $36,548


Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                              4.52%                          4.85%


<F1> Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1996 and 1995.
     Tax equivalent adjustments for the three month periods were $916 in 1996 and $940 in 1995 and for the six month periods were $1,822 in 1996 and $1,826 in 1995.

<F2> Loan income includes fees on loans for the three month periods of $718 in 1996 and $651 in 1995 and for the six month periods of $1,474 in 1996 and $1,412 in 1995.  Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1996 and 1995.  The tax equivalent adjustments for the three month periods were $37 in 1996 and $48 in 1995 and for the six month periods were $75 in 1996 and $99 in 1995.

<F3> For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.






PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended June 30, 1996 and 1995 was $1,193,000 and $181,000, respectively and was $2,402,000 and $1,141,000 for the six month periods ended June 30, 1996 and 1995. Net Charge-Offs of $223,000 have been recorded for the three month period ended June 30, 1996 compared to $494,000 of Net Recoveries for the same period in 1995. Year-to-date Net Charge-Offs of $1,332,000 have been recorded in 1996, compared to Net Recoveries of $723,000 through June 1995. The reserve for loan losses was $28,540,000 or 2.08% of net loans at June 30, 1996 compared to $27,470,000 or 2.18% of net loans at December 31, 1995.

     Nonperforming assets at June 30, 1996 were $8,518,000 compared to $6,584,000 at December 31, 1995, an increase of 29.37%. At June 30, 1996, nonperforming assets were .62% of net loans compared to .52% at December 31, 1995. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of June 30, 1996.


OTHER INCOME

     Other income for the three month periods ended June 30, 1996 and 1995 was $5,909,000 and $4,426,000, respectively and for the six month periods was $11,355,000 in 1996 and $9,085,000 in 1995. Trust fees increased 2.43%, service charges on deposit accounts decreased 3.17% and other mortgage servicing fees, commission income and other income increased 58.24% over the same period in 1995. The significant increases in the last category were attributed primarily to increases in mortgage servicing, salable loan fees and equipment rental income. Investment Securities and other gains for the six month period ended June 30, 1996 were $127,000 compared to a loss of $144,000 in 1995.
The net gains in 1996 and the net losses in 1995 were primarily due to adjustments made to the carrying value of certain partnership investments.


OTHER EXPENSE

     Other expense for the three month period ended June 30, 1996 was $14,651,000, an increase of 3.46% over the same period in 1995 and was $28,519,000 for the six month period ended June 30, 1996, an increase of 3.60% over 1995. For the six month period ended June 30, 1996, salaries and employee benefits increased 7.52%, furniture and equipment costs decreased 5.28%, net occupancy expense increased 30.85%, insurance expense decreased 85.74%, business development and marketing expense increased 21.91% and miscellaneous other expenses increased 15.91% over the same period in 1995. The increase in net occupancy expense is due to the loss of a major tenant in our corporate headquarters building. The decrease in insurance expense


                                  -11-
reflects an FDIC assessment factor of 0% for 1996. Business development and marketing expense has increased due to new branches being opened in 1996. The increase in miscellaneous expense is due to depreciation of leased equipment.


INCOME TAXES

     The provision for income taxes for the three month and six month periods ended June 30, 1996 was $3,072,000 and $5,911,000 respectively compared to $2,541,000 and $5,073,000 for the comparable periods in 1995. The increase was due to increased taxable income in 1996.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well capitalized banks. 1st Source's leverage capital ratio was 8.42% at June 30, 1996.

     The Federal Reserve Board has also approved final risk-based capital guidelines for U. S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1996 are 4.00% for adequately capitalized banks and 6.00% for well capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risked-based capital ratio on June 30, 1996 was 11.14% and the total risk-based capital ratio was 12.67%.


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

     Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and


                                  -12-
interest rate forecasts. At June 30, 1996, the consolidated statement of financial condition was rate sensitive by $40,736,000 more liabilities than assets scheduled to reprice within one year or 95.90%.

     Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.



                                  -13-
                      PART II.  OTHER INFORMATION


Item l.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          During the second quarter of 1996, 1st Source Corporation's shareholders elected William P. Johnson and Rex Martin; and re-elected Christopher J. Murphy III, Ernestine M. Raclin, and Lawrence E. Hiler as directors at the April 23, 1996 annual meeting. Christopher J. Murphy III, Ernestine M. Raclin, Rex Martin and Lawrence E. Hiler were elected for terms ending in April, 1999, and William P. Johnson was elected to a term that ends in April, 1997. The election tally showed that 11,803,892 votes were cast (representing 94% of all eligible shares) with all directors receiving a majority of the votes cast. All directors received less than 1% negative or withheld votes.

          Also during the second quarter of 1996, 1st Source Corporation's shareholders elected to increase the authorized Common Stock from 15,000,000 to 40,000,000 so that additional shares would be available for general purposes, including acquisitions, financings, stock dividends, stock spilts or funding of employee incentive plans. The election tally showed that 11,969,239 votes were cast (representing 95% of all eligilbe shares) with the proposal receiving a majority of the votes cast.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          None






                                  -14-
                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             1ST SOURCE CORPORATION

                                                   (Registrant)


DATE      August 15, 1996             Christopher J. Murphy III /s/
                                             (Signature)
                                 Christopher J. Murphy III, President




DATE      August 15, 1996                Larry E. Lentych /s/
                                             (Signature)
                                 Larry E. Lentych, Treasurer (Chief
                                   Accounting and Financial Officer)




                                  -15-