Form 10-Q
period 1996-09-30
1ST SOURCE CORP
filed 1996-11-15
CIK 34782

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1996

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

                            Not Applicable

(Former name, former address and former fiscal year, if changed since last last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X       No

Number of shares of common stock outstanding as of September 30, 1996 - 12,481,700 shares.

                      PART I.  FINANCIAL INFORMATION


ITEM 1.     Financial Statements
                                                                         Page

            Consolidated statements of financial condition --             3
            September 30, 1996, and December 31, 1995

            Consolidated statements of income --                          4
            three months and nine months ended September 30, 1996
            and 1995

            Consolidated statements of cash flows --                      5
            nine months ended September 30, 1996 and 1995

            Notes to the Consolidated Financial Statement                 6


                                      -2-

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                              September 30,   December 31,
                                                                  1996           1995


ASSETS
Cash and due from banks                                             $98,911       $94,517
Interest bearing deposits with other banks                            6,046         2,946
Investment securities:
   Securities available-for-sale, at fair value
     (amortized cost of $283,362 and $270,621
     at September 30, 1996 and December 31, 1995)                   281,309       270,290
   Securities held-to-maturity, at amortized cost
     (fair value of $126,426 and $132,383 at
     September 30, 1996 and December 31, 1995)                      122,198       126,085

Total Investment Securities                                         403,507       396,375

Loans - net of unearned discount                                  1,407,391     1,259,415
   Reserve for loan losses                                          (29,540)      (27,470)

Net Loans                                                         1,377,851     1,231,945

Premises and equipment                                               26,114        23,383
Other assets                                                         64,455        50,091

Total Assets                                                     $1,976,884    $1,799,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                              $190,835      $190,045
  Interest bearing                                                1,357,409     1,251,704

Total Deposits                                                    1,548,244     1,441,749

Federal funds purchased and securities
  sold under agreements to repurchase                               129,335       101,166
Other short-term borrowings                                          78,333        51,813
Other liabilities                                                    35,302        30,109
Long-term debt                                                       19,613        21,819
Total Liabilities                                                 1,810,827     1,646,656

Shareholders' equity:
  Common stock-no par value                                           5,700         5,429
  Capital surplus                                                    69,947        56,337
  Retained earnings                                                  97,491        96,952
  Less cost of common stock in treasury                              (6,563)       (6,497)
  Unrealized appreciation (depreciation) of
      investment securities, net                                       (518)          380

Total Shareholders' Equity                                          166,057       152,601

Total Liabilities and Shareholders' Equity                       $1,976,884    $1,799,257

                                      -3-

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                                       Three Months Ended September 30    Nine Months Ended September 30
                                                                 1996          1995          1996          1995

Interest Income:
  Loans, including fees                                       $   32,080    $   28,729    $   92,326    $   82,081
  Investment securities:
    Taxable                                                        3,726         3,699        11,294        11,347
    Tax-exempt                                                     2,040         1,902         6,064         5,655
    Other                                                            195           441           469           910

Total Interest Income                                             38,041        34,771       110,153        99,993

Interest Expense:
  Deposits                                                        16,429        14,654        47,454        41,296
  Short-term borrowings                                            2,005         1,909         5,783         4,874
  Long-term debt                                                     347           445         1,032         1,437

Total Interest Expense                                            18,781        17,008        54,269        47,607

Net Interest Income                                               19,260        17,763        55,884        52,386
Provision for Loan Losses                                          1,431         1,059         3,833         2,200

Net Interest Income After
  Provision for Loan Losses                                       17,829        16,704        52,051        50,186

Other Income:
  Trust fees                                                       1,574         1,724         5,030         5,098
  Service charges on deposit accounts                              1,272         1,298         3,626         3,729
  Mortgage servicing fees, commission income and other             4,420         2,029         9,838         5,453
  Investment securities and other gains (losses)                       0           (16)          127          (160)

Total Other Income                                                 7,266         5,035        18,621        14,120

Other Expense:
  Salaries and employee benefits                                   9,406         8,509        26,969        24,844
  Net occupancy expense                                            1,211           947         3,527         2,717
  Furniture and equipment expense                                  1,510         1,359         4,167         4,164
  Insurance expense                                                  135            46           380         1,764
  Other                                                            3,552         2,516         9,290         7,416

Total Other Expense                                               15,814        13,377        44,333        40,905

Income Before Income Taxes                                         9,281         8,362        26,339        23,401
Income taxes                                                       3,258         2,929         9,169         8,002

Net Income                                                    $    6,023    $    5,433    $   17,170    $   15,399

Per Common Share:  <F1>

  Net Income                                                  $     0.47    $     0.42    $     1.34    $     1.20
  Dividends                                                   $    0.080    $    0.070    $    0.240    $    0.210
Weighted Average Common Shares Outstanding                    12,778,698    12,860,989    12,788,159    12,827,388

<F1>The computation of per share data gives retroactive recognition to a 5 percent stock dividend declared on January 22, 1996.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                                 Nine Months Ended September 30

                                                                       1996           1995

Operating Activities:
  Net income                                                        $ 17,170       $ 15,399
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                         3,833          2,200
     Depreciation of premises and equipment                            2,902          1,818
    Amortization of investment security premiums
       and accretion of discounts, net                                   552            703
    Deferred income taxes                                                (26)        (1,017)
    Realized investment securities (gains) losses                       (127)           160
    Increase in interest receivable                                     (574)        (1,625)
    Increase in interest payable                                       5,869          8,198
    Other                                                            (14,122)          (903)

Net Cash Provided by Operating Activities                             15,477         24,933

Investing Activities:
  Proceeds from sales and maturities of investment securities         76,432         56,833
  Purchases of investment securities                                 (85,710)       (79,047)
  Net increase in short-term investments                              (3,100)        (5,135)
  Loans sold or participated to others                               109,141         48,385
  Net increase in loans made to customers
    and principal collections on loans                              (257,177)      (139,989)
  Principal payments received under leases                             4,759          1,488
  Purchase of assets to be leased                                     (6,250)        (6,069)
  Purchases of premises and equipment                                 (4,494)        (3,056)
  Other                                                                  699           (195)

Net Cash Used in Investing Activities                               (165,700)      (126,785)

Financing Activities:
  Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts                                        657        (44,171)
  Net increase in certificates of deposit                            105,838        110,560
  Net increase in short-term borrowings                               54,690         38,467
  New Long-Term Debt                                                     140            -
  Payments on long-term debt                                          (2,346)        (6,237)
  Acquisition of treasury stock                                       (1,349)        (1,184)
  Cash dividends                                                      (3,000)         2,638
  Other                                                                  (13)           (12)

Net Cash Provided by Financing Activities                            154,617         94,785

Increase in Cash and Cash Equivalents                                  4,394         (7,067)

Cash and Cash Equivalents, Beginning of Year                          94,517         79,226

Cash and Cash Equivalents, End of Period                            $ 98,911       $ 72,159

Notes to the Consolidated Financial Statements

  1. The unaudited consolidated condensed financial statements have been prepared in accordance with the insturctions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted.

  2. 1st Source adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122) on January 1, 1996. The new standard requires mortgage banking enterprises to recognize as separate assets the rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. As of September 30, 1996, 1st Source has capital-ized $1,119,000 of originated mortgage servicing rights. The adoption of SFAS No. 122 has had no material impact on the financial statements.

  3. 1st Source adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) on January 1, 1996. This Statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the statement of income, or the pro forma effect on net income and earnings per share of such statements. 1st Source adopted SFAS No. 123 on a disclosure basis only and, accordingly, the adoption of this Statement will not have a material impact on the Company's financial position.

  4. 1st Source will adopt Financial Accounting Standard No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as of January 1, 1997. SFAS 125 requires that after a transfer of financial assets, an entity must recognize the financial and servicing assets controlled and liabilities incurred and dereognize financial assets and liabilities in which control is surrendered or when debt is extinguished. The impact on 1st Source's financial position and results of operations is not expected to be material.

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

  1st Source has entered into two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the company's Prime floating rate loans. The notional amount of the first swap as of September 30, 1996, is $28 million. It has a maturity date of January, 2002, and has a current fair value of $(774,000). The second swap also has a notional amount of $28 million as of September 30, 1996. It has a maturity date of March, 2001, and has a fair value of $(453,000).

  The Company pays a variable interest rate (one-month LIBOR) on each swap and receives a fixed rate. The interest rate swaps are the most efficient means of protecting the bank net interest rate margin in a declining interest rate environment. Conversely, if interest rates increase, the increased contri-bution to net interest income from on-balance sheet assets will substantially offset any negative impact on net interest income from these swap transactions.

                 COMPARISON OF THREE- AND NINE-MONTH PERIODS
                     ENDED SEPTEMBER 30, 1996 AND 1995


  Net income for the three-month and nine-month periods ended September 30, 1996, was $6,023,000 and $17,170,000, respectively, compared to $5,433,000 and $15,399,000 for the equivalent periods in 1995. The primary reasons for the increase were an increase in net interest income and a strong increase in other income offset by an increase in the provision for loan losses and only a modest increase in other expense.

  Net income per share increased to $0.47 and $1.34, respectively, for the three-month and nine-month periods ended September 30, 1996, from $0.42 and $1.20 in 1995. Return on average equity was 14.45% for the nine months ended September 30, 1996, compared to 14.70% in 1995. The return on total average assets was 1.23% for the nine months ended September 30, 1996, compared to 1.24% in 1995.


NET INTEREST INCOME

  The taxable equivalent net interest income for the three-month period ended September 30, 1996, was $20,199,000, an increase of 8.08% over the same period in 1995, resulting in a net yield of 4.47% compared to 4.62% in 1995. The fully taxable equivalent net interest income for the nine-month period ended September 30, 1996, was $58,719,000, an increase of 6.31% over 1995, resulting in a net yield of 4.50% compared to 4.77% in 1995.

  Total average earning assets increased 11.92% and 12.55%, respectively, for the three-month and nine-month periods ended September 30, 1996, over the comparative periods in 1995. Total average investment securities increased 6.23% and 7.52%, respectively, for the three-month and nine-month periods due to an increase in municipal securities, while a 15.52% and 15.34% increase for the three-month and nine-month periods for average loans occurred primarily in transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.63% and 8.82% for the three-month period ended September 30, 1996, and 1995, and 8.66% and 8.88% for the nine-month period ended September 30, 1996, and 1995.

  Average deposits increased 13.31% and 11.86%, respectively, for the three-month and nine-month periods over the same periods from 1995. The cost rate on average interest-bearing funds was 4.84% and 4.93% for the three-month periods ended September 30, 1996, and 1995, and 4.86% and 4.81% for the nine-month periods ended September 30, 1996, and 1995. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits less than one year.

  The following table sets forth consolidated information regarding average balances and rates.
                                      -8-

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                                                 Three months ended September 30,
                                                              1996                               1995

                                                             Interest                          Interest
                                                 Average      Income/   Yield/      Average     Income/    Yield/
                                                 Balance      Expense     Rate      Balance     Expense      Rate


ASSETS:
  Interest bearing deposits                   $    3,032      $    41    5.38%   $    1,109     $     8     2.76%
  Investment securities:
    Taxable                                      248,113        3,726    5.97%      242,767       3,698     6.04%
    Tax exempt <F1>                              146,919        2,952    7.99%      130,841       2,797     8.48%
  Net loans <F2><F3>                           1,387,767       32,106    9.20%    1,201,305      28,761     9.50%
  Other investments                               11,248          154    5.45%       29,596         433     5.81%

Total Earning Assets                           1,797,079       38,980    8.63%    1,605,618      35,697     8.82%

  Cash and due from banks                         77,921                             70,841
  Reserve for loan losses                        (29,089)                           (26,237)
  Other assets                                    85,396                             70,561

Total                                         $1,931,307                         $1,720,783

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                   $1,365,301       16,249    4.73%   $1,199,022      14,654     4.85%
  Short-term borrowings                          159,505        2,004    5.00%      147,952       1,909     5.12%
  Long-term debt                                  19,694          347    7.02%       22,035         445     8.02%

Total Interest Bearing Liabilities             1,544,500       18,781    4.84%    1,369,009      17,008     4.93%

  Noninterest bearing deposits                   189,725                            173,366
  Other liabilities                               34,353                             31,978
  Shareholders' equity                           162,729                            146,430

Total                                         $1,931,307                         $1,720,783


Net Interest Income                                           $20,199                           $18,689


Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                       4.47%                              4.62%


                                                                  Nine months ended September 30,
                                                               1996                              1995

                                                             Interest                          Interest
                                                 Average      Income/   Yield/      Average     Income/    Yield/
                                                 Balance      Expense     Rate      Balance     Expense      Rate

ASSETS:
  Interest bearing deposits                   $    2,875      $   111    5.16%   $    1,004     $    19     2.58%
  Investment securities
    Taxable                                      248,788       11,294    6.06%      242,446      11,347     6.26%
    Tax exempt <F1>                              145,068        8,798    8.10%      125,518       8,376     8.92%
  Net loans <F2><F3>                           1,336,250       92,428    9.24%    1,158,569      82,212     9.49%
  Other Investments                                8,877          358    5.39%       20,128         890     5.91%

Total Earning Assets                           1,741,857      112,989    8.66%    1,547,665     102,844     8.88%

  Cash and due from banks                         74,576                             72,724
  Reserve for loan losses                        (28,245)                           (25,388)
  Other assets                                    78,425                             69,377

Total                                         $1,866,613                         $1,664,378

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                   $1,318,707       47,454    4.81%   $1,171,554      41,296     4.71%
  Short-term borrowings                          152,067        5,783    5.08%      128,230       4,874     5.08%
  Long-term debt                                  20,180        1,033    6.83%       23,789       1,438     8.08%

Total Interest Bearing Liabilities             1,490,954       54,270    4.86%    1,323,573      47,608     4.81%

  Noninterest bearing deposits                   184,146                            171,968
  Other liabilities                               32,745                             28,808
  Shareholders' equity                           158,768                            140,029

Total                                         $1,866,613                         $1,664,378


Net Interest Income                                           $58,719                           $55,236

Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                       4.50%                              4.77%

<F1> Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1996 and 1995. Tax equivalent adjustments for the three-month periods were $912 in 1996 and $895 in 1995, and for the nine-month periods were $2,733 in 1996 and $2,721 in 1995.

<F2> Loan income includes fees on loans for the three-month periods of $810 in 1996 and $684 in 1995, and for the nine-month periods of $2,284 in 1996 and $2,096 in 1995. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1996 and 1995. The tax equivalent adjustments for the three-month periods were $27 in 1996 and $31 in 1995, and for the nine-month periods were $102 in 1996 and $130 in 1995.

<F3> For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

                                      -9-


PROVISION FOR LOAN LOSSES

  The provision for loan losses for the three-month period ended September 30, 1996, and 1995, was $1,431,000 and $1,059,000, respectively, and was $3,833,000 and $2,200,000 for the nine-month periods ended September 30, 1996, and 1995. Net Charge-Offs of $431,000 have been recorded for the three-month period ended September 30, 1996, compared to $941,000 of Net Recoveries for the same period in 1995. Year-to-date Net Charge-Offs of $1,763,000 have been recorded in 1996, compared to Net Recoveries of $1,664,000 through September 1995. The reserve for loan losses was $29,540,000 or 2.10% of net loans at September 30, 1996, compared to $27,470,000 or 2.18% of net loans at December 31, 1995.

  Nonperforming assets at September 30, 1996, were $8,265,000 compared to $6,584,000 at December 31, 1995, an increase of 25.53%. At September 30, 1996, nonperforming assets were .59% of net loans compared to .52% at December 31, 1995. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of September 30, 1996.


OTHER INCOME

  Other income for the three-month periods ended September 30, 1996, and 1995 was $7,266,000 and $5,035,000, respectively, and for the nine-month periods was $18,621,000 in 1996 and $14,120,000 in 1995. Trust fees decreased 1.33%, service charges on deposit accounts decreased 2.76% and other mortgage servicing fees, commission income and other income increased 80.41% over the same period in 1995. The significant increases in the last category were attributed primarily to increases in mortgage servicing, salable loan fees, equipment rental and securitization income. Investment Securities and other gains for the nine-month period ended September 30, 1996, were $127,000
compared to losses of $160,000 in 1995.   The net gains in 1996 and the net
losses in 1995 were primarily due to adjustments made to the carrying value of certain partnership investments.


OTHER EXPENSE

  Other expense for the three-month period ended September 30, 1996, was $15,814,000, an increase of 18.22% over the same period in 1995 and was $44,333,000 for the nine-month period ended September 30, 1996, an increase of 8.38% over 1995. For the nine-month period ended September 30, 1996, salaries and employee benefits increased 8.55%, net occupancy expense increased 29.81%, insurance expense decreased 78.46%, business development and marketing expense increased 13.45%, and miscellaneous other expenses increased 28.41% over the same period in 1995. The increase in net occupancy expense is due to the loss of a major tenant in our corporate headquarters building. The decrease in insurance expense reflects an FDIC assessment factor of 0% for 1996. Business development and marketing expense has increased due to new branches being opened in 1996. The increase in miscellaneous expense is due to depreciation of leased equipment.

INCOME TAXES

  The provision for income taxes for the three-month and nine-month periods ended September 30, 1996, was $3,258,000 and $9,169,000, respectively, compared to $2,929,000 and $8,002,00 for the comparable periods in 1995. The provision for income taxes for the nine months ended September 30, 1996, and 1995, is at a rate which management believes approximates the effective rate for the year. The increase was due to increased taxable income in 1996.


CAPITAL RESOURCES

  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 8.75% at September 30, 1996.

  The Federal Reserve Board has also approved final risk-based capital guidelines for U.S. banking organiza-tions. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1996 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 1996, was 11.08% and the total risk-based capital ratio was 12.60%.


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

  Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts.
At September 30, 1996, the consolidated statement of financial condition was rate sensitive by $92,172,000 more liabilities than assets scheduled to reprice within one year or 91.12%.

  Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

                        PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

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



                              1st Source Corporation
                                   ___________________



DATE   November 14, 1996                Christopher J.  Murhpy III /s/
                                               (Signature)
                                   Christopher J. Murphy III, President


DATE   November 14, 1996                  Larry E.  Lentych  /s/
                                               (Signature)
                                   Larry E. Lentych, Treasurer (Chief
                                    Accounting and Financial Officer)