Form 10-K405
period 1996-12-31
1ST SOURCE CORP
filed 1997-02-28
CIK 34782

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996
                              -------------------------------------------------
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                     to
                                   -------------------    ---------------------
     Commission file number 0-6233
                            ------

                            1st SOURCE CORPORATION
-------------------------------------------------------------------------------
       (Exact name of  registrant as specified in its charter)

              Indiana                                          35-1068133
----------------------------------------                  ---------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

100 N. Michigan Street, South Bend, Indiana                        46601
-------------------------------------------                --------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:               219/235-2000
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:                None
                                                                          -----
Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock - without par value
                       --------------------------------
                               (Title of Class)
                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 1997.
Common Stock, without par value - $186,551,668.
-----------------------------------------------

The number of shares outstanding of each of the registrant's classes of common stock as of February 14, 1997.
Common Stock, without par value - 15,738,236 shares.
----------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Part II.
Portions of the annual proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Parts II and III.

PART I
------
ITEM 1.  BUSINESS

GENERAL

      1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "Company" refers to 1st Source Corporation and its subsidiaries. At December 31, 1996, the Company had assets of $2.08 billion, deposits of $1.63 billion and total shareholders' equity of $171.8 million. Pages 16 through 38 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

      The Company, through its principal subsidiary 1st Source Bank (the "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 42 banking locations in the northern Indiana/southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private aircraft, automobiles for leasing and rental agencies, heavy duty trucks and construction equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of eight counties in northern Indiana and two counties on southwestern Michigan. South Bend, in St. Joseph County, is the largest city in a 55-mile radius, and is a regional center for educational institutions, health care, financial, accounting and legal services and retailing.

      The Company's other subsidiaries include 1st Source Leasing, Inc., an originator and servicer of personal property leases to businesses nationwide, 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend, 1st Source Capital Corporation, a licensed small business investment company, and Trustcorp Mortgage Company, a mortgage banking company with three offices in Indiana and one each in Ohio, Illinois and Missouri. The Company's inactive subsidiaries include 1st Source Travel, Inc., 1st Source Auto Leasing, Inc., and FBT Capital Corporation.

      The principal executive office of the Company is located at 100 North Michigan Street, South Bend, Indiana 46601 and its telephone number is (219) 235-2000.

BUSINESS STRATEGY AND OBJECTIVES

      The Company, as part of its "Vision 2000" strategic planning process commenced in 1995, has identified several business objectives and strategies which focus on growth and customer service. The principal objectives of the Company under Vision 2000 have been to (i) increase financial performance and market share, (ii) provide exceptional customer service, (iii) enhance credit quality, and (iv) maintain cost controls.

      The Company has employed the following strategies in furtherance of its Vision 2000 objectives:

      1. Increase market share in each market served and as a percentage of each customer's relationship. The Company opened ten new banking locations in 1996 as part of its banking center expansion program designed to maintain its position as one of the dominant financial institutions in the South Bend/Elkhart market area -- which includes eight counties in northern Indiana and two counties in southwestern lower Michigan. Two of the new banking locations were located in Michigan, which are the Company's first locations in Michigan as a result of new reciprocal legislation passed during 1996 between Michigan and Indiana permitting de novo branching across state lines. Management believes that such a strategy allows the most effective and efficient use of the Company's marketing resources and assures that the Company's banking offices are accessible to a majority of the people residing in the markets served. The Company's goal is to deliver highly personal and superior customer services through each of its banking facilities and to meet a higher percentage of each customer's financial needs through personal relationship management.

      2. Expand fee-based businesses. The Company currently provides a number of fee-based services to its clients, the major services being trust, mortgage banking, equipment leasing, property and casualty insurance, and securitized loan servicing. The Company believes that additional sources of fee income are available from existing relationships and that the existing fee-based product line can be used effectively in developing new relationships with customers. The Company also believes that customers are more loyal and responsive to its products and services when a large percentage of a customer's financial services are provided directly by the Company. The Company's fee-based businesses are designed to deepen the strength of the relationship between the Company and its customers.

      3. Expand the national niche businesses across the United States taking advantage of specialized opportunities. The Company caters to specialized national market niches that management believes are not being well served by either the credit subsidiaries of manufacturers or by other financial institutions. Asset-based lending and personal relationship management of the customer base, together with an efficient method of operation, is the focus of the Bank's Transportation and Equipment Financing Group, which provides such services. Additional experienced sales people have been and will be added to ensure better geographic coverage in areas of opportunity. The Company has also pursued a strategy of securitizing loan receivables so that business growth is not totally dependent on deposit funding.

      4. Actively managing credit quality. The Company has adopted a proactive credit management process with loan officers maintaining responsibility for the quality of the credits they originate and manage. The credit management process is supported by a collective and collaborative review and approval process and is balanced by a review, evaluation and grading process undertaken by the Company's independent loan review department. Senior management is actively involved in the management of the process and incentive compensation is impacted by the Company's overall credit experience.

BANKING AND FINANCIAL SERVICES

      The organization provides financial services through the following groups:

      *     Personal and Small Business Banking Group --

            The Bank's Personal and Small Business Banking Group serves individuals and small businesses with direct lending, credit cards, auto leasing, personal trust, brokerage services, and a wide range of deposit products. The Group's operations are conducted through the Bank's main office, its 42 branch offices, two free-standing drive-up facilities and 41 automatic teller machines. Loans of approximately $367 million and deposits of approximately $1.41 billion were attributable to the Group at December 31, 1996. The Bank's Personal Trust Division managed approximately 1,421 accounts at December 31, 1996, consisting of $493 million in assets. The Personal Trust Division earned $4.15 million in fee income during 1996.

            Besides traditional branch locations, alternative delivery systems are in place to enhance customer service. Certificates of deposit are offered on the Internet and customers also can use their telephone to check their account balances and transfer funds 24 hours a day. A centralized "loan by phone" system provides customers with immediate loan decisions while they are on the phone and coordinates product delivery through the local banking offices. The organization's goal is to continue to improve the match between a customer's individual needs and the Bank's products and services.

      *     Commercial Banking Group --

            The Bank's Commercial Banking Group provides a wide range of services to business customers, including loans and leases, investments, international services, corporate cash management and employee benefit trust services. Customers can initiate deposit and loan transactions, check balances and account clearings, and transfer funds among accounts on a daily basis using a direct-access PC to communicate with the Bank. The Group's primary focus is privately-held or closely-controlled firms, which have annual sales between $2 million and $100 million and are doing business or are located within an 80-mile radius of South Bend. Loans of approximately $473 million and deposits of approximately $68 million were attributable to the Group at December 31, 1996. The Bank's Employee Benefit Division managed approximately 498 retirement plans at December 31, 1996, consisting of $456 million in assets. The Employee Benefit Division earned $2.58 million in fee income during 1996.

      *     Transportation and Equipment Financing Group --

            The Bank's Transportation and Equipment Financing Group offers specialized financing services nationwide. The Group serves a limited number of high-quality automobile leasing and rental companies, truck leasing companies and manufacturers of specialized truck bodies, finances used aircraft nationwide, and provides lending services to dealers, contractors and other end users of construction equipment. The Group has employees located in Georgia, Indiana, Kansas, Michigan, Pennsylvania, Texas, Washington and Wisconsin. Loans of approximately $552 million, or 37.9% of the Company's consolidated total loans, were attributable to the Group at December 31, 1996. The Group also services approximately $165 million of off-balance sheet loans, primarily as the result of securitizations.

      *     Mortgage Banking Group --

            Trustcorp Mortgage Company, a subsidiary of the Company, is a mortgage banking company operating on a regional basis. The principal business activities include origination, purchase, sale and servicing of mortgage loans for investors. Locations include three offices in Indiana, one in Columbus, Ohio and newly opened offices in suburban St. Louis and Chicago. As of December 31, 1996, Trustcorp Mortgage Company had outstanding loans of $64 million and serviced a mortgage portfolio of $1.28 billion.

OWNERSHIP

      As of February 14, 1997, the directors and executive officers of the Company and their immediate families owned approximately 43.5% of the Company's common stock and, as a result, exercise substantial control over the Company.

COMPETITION

      The activities in which the Company and the Bank engage are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of the Company's principal market. Larger financial institutions competing within the Company's principal market, but headquartered elsewhere, include KeyBank, NorWest Bank, Standard Federal Bank and Valley American Bank and Trust Company.
Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

      In addition to competing with other banks within their primary service areas, the Bank also competes with other financial intermediaries, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over the Company in providing some services.

      The Company competes against larger financial institutions, which have the advantage of certain economies of scale not enjoyed by a financial institution the size of the Company, by relying on a history in the market dating back to 1863, with the relationships long-term employees have with their customers and with the capacity for quick local decision-making.

EMPLOYEES

      The Company employs approximately 895 persons on a full-time equivalent basis. The Company provides a wide range of employee benefits and considers employee relations to be good.

REGULATION AND SUPERVISION

      GENERAL. The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

      The Company is a registered bank holding company under the BHCA and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

      The Bank, as an Indiana state bank, is supervised by the Indiana Department of Financial Institutions (the "DFI") and the Federal Reserve. As such, the Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to supervision and regulation by the FDIC (even though the FDIC is not its primary federal regulator).

      RECENT AND PENDING LEGISLATION. The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Bank in the future.

      Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. FIRREA, among other things, enhanced the supervisory and enforcement powers for the federal bank regulatory agencies, required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution, required financial institutions to provide their primary federal regulator with notice (under certain circumstances) of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.

      Under FIRREA, federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. These enforcement actions, in general, may be initiated for violations of laws and regulations and unsafe or unsound practices. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. FIRREA also requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

      The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the Bank Insurance Fund ("BIF") and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA, in general, includes provisions, among others, to (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks,
(ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums, (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty, (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions,

(v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate, (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts,
(vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages, and
(viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. FDICIA also permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary and grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.

      FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions, and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

      Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company will have the right, commencing in June, 1997 (or sooner, if the states in question "opt in" prior to June, 1997), to convert the banks which its owns in different states to branches of a single bank. A state is permitted to "opt out" of the law which will permit conversion of separate banks to branches, but is not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. A state may also determine, at its option, to permit interstate branching through the establishment of de novo branches by out-of-state banks. The states of Indiana and Michigan have "opted in" early to the interstate branching provisions of the Interstate Act and have also authorized the establishment of de novo branches of out-of-state banks. The Bank established two such branches in Michigan during 1996. The Interstate Act also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

      Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatorily approved non-banking activity without prior notice to the Federal Reserve; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital.

      EGRPRA also provides for the recapitalization of the Savings Association Insurance Fund ("SAIF"), which generally insures the deposits of thrift institutions, in order to bring it into parity with the BIF. As a result of this recapitalization, the overall FDIC assessment rate for 1997 for the Bank is 1.29 basis points for each $100 of BIF assessable deposits.

      Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are new proposals to merge the BIF and the SAIF insurance funds, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

      BANK AND BANK HOLDING COMPANY REGULATION. As noted above, both the Company and the Bank are subject to extensive regulation and supervision.

      Bank Holding Company Act. Under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the activities of a bank holding company, such as the Company, are limited to business so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares), (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

      The BHCA also prohibits a bank holding company, with certain limited exceptions, (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. The Federal Reserve, in making such determination, considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

      Insurance of Accounts. The FDIC provides insurance, through the BIF, to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. On January 1, 1996, the FDIC adopted an amendment to its BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only. Following enactment of EGRPRA, the overall assessment rate for 1997 for institutions in the lowest risk-based premium category was revised to equal 1.29 cents for each $100 of BIF-assessable deposits. Deposits insured by the SAIF continue to be assessed at a higher rate. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero, and all of the assessments paid by institutions in this category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation.

      Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.

      The Federal Reserve and the FDIC adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least one-half must be Tier 1 capital.

      The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the Federal Reserve expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.

      Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Bank.

      Community Reinvestment Act. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

      Regulations Governing Extensions of Credit. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions may limit the ability of the Company to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

      The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest-rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

      Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $49.3 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,479,000 plus 10% (subject to adjustment by the Federal Reserve to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

      Dividends. The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators and by the principles of prudent bank management.

      Monetary Policy and Economic Control. The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve.
Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

FORWARD LOOKING STATEMENTS

      Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance, in light of these risks and uncertainties, that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

      * Credit risk: While the Company has had excellent credit quality in recent years, approximately 62% of its loans at December 31, 1996 were in commercial, financial, agricultural and transportation and equipment loans. Changes in local economic conditions could adversely affect credit quality in the Company's local business loan portfolio, while national regulatory or economic condition changes could negatively impact the quality of the transportation and equipment portfolio.

      * Interest rate risk: Although the Company actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely impact the Company's net interest margin if changes in its cost of funds do not correspond to the changes in income yields. Such fluctuations could also negatively impact the Company's mortgage banking operations, which are very interest rate sensitive, by increasing the runoff rates in the servicing portfolio, reducing loan origination activities, or increasing its funding costs.

      * Competition: The Company's activities in both its local and national niche businesses involve competition with other banks as well as other financial institutions and enterprises. Also, the financial service markets have and likely will continue to experience substantial changes, which could significantly change the Company's competitive environment in the future.

      * Retail expansion: The Company's planned future growth includes an emphasis on retail expansion, both with the ten new branches opened in 1996 and those to be opened in 1997 and beyond. This expansion has and will continue to increase the Company's operating costs. The Company needs to achieve the revenue growth anticipated from this expansion in order to maintain its efficiency and profitability trends in future years.

      * Legislative and regulatory environment: The Company operates in a rapidly changing legislative and regulatory environment. It cannot be predicted how or to what extent future developments in these areas will affect the Company. These developments could negatively impact the Company through increased operating expenses for compliance with new laws and regulations, restricted access to new products and markets, or in other ways.

      * General business and economic trends: These factors, including the impact of inflation levels, influence the Company's results in numerous ways, including operating expense levels, deposit and loan activity, and availability of trained individuals needed for future growth.

The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                                                  SELECTED STATISTICAL INFORMATION
                                   Distribution of Assets,  Liabilities and Shareholders' Equity
                                              Interest Rates and Interest Differential
                                                       (Dollars in Thousands)

Year ended December 31,                   1996                             1995                            1994
                            ------------------------------- ------------------------------- -----------------------------------
                                        Interest                         Interest                        Interest
                              Average    Income/   Yield/     Average     Income/  Yield/     Average     Income/      Yield/
                              Balance    Expense     Rate     Balance     Expense   Rate      Balance     Expense        Rate
                            ------------------------------- ------------------------------- -----------------------------------
ASSETS:
   Interest bearing
     deposits                   $3,101     $154     4.97%       $1,062       $30   2.79%          $971       $14        1.42%
   Investment securities:
     Taxable                   250,054   15,120     6.05%      244,567    15,184   6.21%       256,404    14,667        5.72%
     Tax-exempt <F1>           146,176   11,787     8.06%      129,409    11,285   8.72%       103,872    10,077        9.70%
   Net loans <F2> <F3>       1,352,068  124,684     9.22%    1,172,438   111,115   9.48%     1,066,752    91,523        8.58%
   Other investments            15,656      841     5.37%       22,227     1,307   5.88%         7,893       399        5.05%
                            ------------------------------- ------------------------------- -----------------------------------

Total Earning Assets         1,767,055  152,586     8.64%    1,569,703   138,921   8.85%     1,435,892   116,680        8.13%

   Cash and due from banks      75,378                          72,647                          74,240
   Reserve for loan losses     (28,482)                        (26,081)                        (23,685)
   Other assets                 81,263                          70,291                          60,518
                            -----------                     -----------                     -----------

Total                       $1,895,214                      $1,686,560                      $1,546,965
                            ===========                     ===========                     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing
     deposits               $1,337,345   64,214     4.80%   $1,181,219    56,185   4.76%    $1,094,197    42,012        3.84%
   Short-term borrowings       156,053    7,843     5.03%      135,373     6,938   5.13%       109,944     3,788        3.45%
   Long-term debt               19,826    1,372     6.89%       23,302     1,823   7.82%        27,248     1,909        7.01%
                            ------------------------------- ------------------------------- -----------------------------------

Total Interest
 Bearing Liabilities         1,513,224   73,429     4.85%    1,339,894    64,946   4.85%     1,231,389    47,709        3.87%

   Noninterest
     bearing deposits          186,804                         173,234                         162,233
   Other liabilities            33,862                          30,765                          25,892
   Shareholders' equity        161,324                         142,667                         127,451
                            -----------                     -----------                     -----------

Total                       $1,895,214                      $1,686,560                      $1,546,965
                            ===========                     ===========                     ===========

                                        -------                          -------                         -------
Net Interest Income                     $79,157                          $73,975                         $68,971
                                        =======                          =======                         =======


Net Yield on Earning
 Assets on a Taxable                               ------                         ------                               ------
 Equivalent Basis                                   4.48%                          4.71%                                4.80%
                                                   ======                         ======                               ======



<F1>   Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $3,635 in 1996, $3,635 in 1995 and $3,512 in 1994.

<F2>   Loan income includes fees on loans of $3,136 in 1996, $2,739 in 1995 and $3,111 in 1994. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $131 in 1996, $171 in 1995 and $226 in 1994.

<F3>   For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                                Increase (Decrease) Due To <F1>
                                                         --------------------------------------------
                                                          Volume             Rate              Net
                                                         --------          --------          --------
                                                                         (In Thousands)
1996 compared to 1995
    Interest earned on:
       Loans                                             $ 16,516          $ (2,947)         $ 13,569
       Investment securities:
         Taxable                                              391              (455)              (64)
         Tax-exempt                                         1,201              (699)              502
       Interest-bearing deposits with
         other banks                                           88                36               124
       Federal funds sold and other
         money market investments                            (361)             (105)             (466)
                                                         ---------         ---------         ---------
              Total Earning Assets                         17,835            (4,170)           13,665
                                                         ---------         ---------         ---------

    Interest paid on:
       Savings deposits                                       (44)              (42)              (86)
       Other time deposits                                  8,938              (823)            8,115
       Short-term borrowings                                1,037              (132)              905
       Long-term debt                                        (255)             (196)             (451)
                                                         ---------         ---------         ---------
              Total Interest-Bearing
                 Liabilities                                9,676            (1,193)            8,483
                                                         ---------         ---------         ---------
    Net Interest Income                                  $  8,159          $ (2,977)         $  5,182
                                                         =========         =========         =========


1995 compared to 1994
    Interest earned on:
       Loans                                             $  9,501          $ 10,091          $ 19,592
       Investment securities:
         Taxable                                             (612)            1,129               517
         Tax-exempt                                         2,051              (843)            1,208
       Interest-bearing deposits with
         other banks                                            2                14                16
       Federal funds sold and other
         money market investments                             833                75               908
                                                         ---------         ---------         ---------
              Total Earning Assets                         11,775            10,466            22,241
                                                         ---------         ---------         ---------

    Interest paid on:
       Savings deposits                                    (1,015)              381              (634)
       Other time deposits                                  6,556             8,251            14,807
       Short-term borrowings                                1,013             2,137             3,150
       Long-term debt                                        (438)              352               (86)
                                                         ---------         ---------         ---------
              Total Interest-Bearing
                 Liabilities                                6,116            11,121            17,237
                                                         ---------         ---------         ---------
    Net Interest Income                                  $  5,659          $   (655)         $  5,004
                                                         =========         =========         =========

<F1>  The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                         December 31
                                                          --------------------------------------------

                                                            1996              1995              1994
                                                          --------          --------          --------
                                                                       (In Thousands)
U.S. Treasury and government agencies and corporations    $253,434          $239,658          $223,115
States and political subdivisions                          150,044           140,319           108,468
Other                                                       19,618            16,398            18,302
                                                          --------          --------          --------
              Total                                       $423,096          $396,375          $349,885
                                                          ========          ========          ========

The following table shows the maturities of investment securities at December 31, 1996, at the carrying amounts and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 40.525% tax rate) of such securities.

The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the annual amounts of income from tax-exempt obligations divided by .59475 (which includes the effect of state income taxes), less the amount of such tax-exempt income.

                                                                                Maturing
                                            --------------------------------------------------------------------------------
                                                                      After One           After Five
                                                   Within             But Within          But Within             After
                                                  One Year            Five Years           Ten Years           Ten Years
                                            -------------------  -------------------  ------------------   -----------------
                                              Amount    Yield      Amount    Yield      Amount   Yield       Amount  Yield
                                              ------    -----      ------    -----      ------   -----       ------  -----
                                                                          (Dollars in Thousands)
U.S. Treasury and
   government agencies
   and corporations                           $62,893   5.72%     $105,762   5.80%      $15,993   6.23%      $68,786   6.14%

States and
   political subdivisions                      15,095   6.15        53,030   7.55        67,862   8.44        14,057   7.94

Other                                            -       -           1,429   7.22         2,987   7.55        15,202   6.35
                                            ---------  -----    ----------  -----     ---------  -----     ---------  -----
                                              $77,988   5.80%     $160,221   6.39%      $86,842   8.00%      $98,045   6.43%
                                            =========  =====    ==========  =====     =========  =====     =========  =====

At December 31, 1996, there were $53,643 of securities in the portfolio which were issued by the state of Indiana, or political subdivisions thereof, whose aggregate carrying value was 31.22% of shareholders' equity.





LOAN PORTFOLIO

The following table shows the Company's loan distribution at the end of each of the last five years for December 31:

                                         1996           1995           1994           1993           1992
                                         ----           ----           ----           ----           ----
                                                                (Dollars in Thousands)
Domestic Loans:

   Loans Held for Sale                 $102,362        $80,093        $60,759        $27,804        $25,823

   Transportation and
     equipment                          561,042        457,930        358,128        382,483        346,513

   Commercial, financial
     and agricultural                   335,192        314,421        293,171        256,467        238,445

   Real estate                          365,747        327,935        316,773        288,954        272,328

   Installment                           91,220         79,036         71,882         64,105         73,307
                                     ----------     ----------     ----------     ----------       --------

       Total Domestic Loans          $1,455,563     $1,259,415     $1,100,713     $1,019,813       $956,416
                                     ==========     ==========     ==========     ==========       ========

The following table shows the rate sensitivity of loans (excluding residential mortgages for 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1996. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                                                      Rate Sensitivity
                                        -----------------------------------------------------------------------------
                                         Within              After One But                After
                                        One Year           Within Five Years           Five Years               Total
                                        --------           -----------------           ----------               -----
                                                                       (In Thousands)
Transportation and
   equipment                           $312,625                $229,635                  $7,614                $549,874

Commercial, financial
   and agricultural                     229,662                  39,797                  13,272                 282,731

Real estate                              66,776                  52,125                  80,744                 199,645
                                       --------                --------                --------              ----------
        Total                          $609,063                $321,557                $101,630              $1,032,250
                                       ========                ========                ========              ==========


                                                                                               Rate Sensitivity
                                                                                     ----------------------------------
                                                                                       Fixed                   Variable
                                                                                       Rate                      Rate
                                                                                       ----                      ----
Due after one year but within five years                                             $283,644                   $37,913

Due after five years                                                                   14,374                    87,256
                                                                                     --------                  --------
        Total                                                                        $298,018                  $125,169
                                                                                     ========                  ========


The following table summarizes the nonaccrual, past due and restructured loans:

                                                                          December 31
                                         ------------------------------------------------------------------------------
                                          1996              1995              1994              1993              1992
                                          ----              ----              ----              ----              ----
                                                                         (In Thousands)
Nonaccrual loans                         $6,678            $4,893            $3,314            $3,175            $4,024

Accruing loans past
   due 90 days or more                      557               274               477               494               354

Restructured loans                         -                 -                  133               667             3,185
                                         ------            ------            ------            ------            ------
Total Nonperforming Loans                $7,235            $5,167            $3,924            $4,336            $7,563
                                         ======            ======            ======            ======            ======

LOAN PORTFOLIO (Concluded)

Information with respect to nonaccrual and restructured loans at December 31, 1996 and 1995 is as follows:

                                                               December 31
                                                           -------------------
                                                            1996         1995
                                                           ------       ------
                                                              (In Thousands)
Nonaccrual loans                                           $6,678       $4,893

Interest income which would have been
     recorded under original terms                            813          612

Interest income recorded during the period                    280          229

At December 31, 1996, $6,553,000 of the nonaccrual loans are collateralized.

Potential Problem Loans
-----------------------

At December 31, 1996, management was not aware of any potential problem loans that would have a material affect on loan delinquency or loan charge-offs. Loans are subject to constant review and are given management's attention whenever a problem situation appears to be developing.

Loan Concentrations
-------------------

At December 31, 1996, 16.8% of total business loans were concentrated with borrowers in truck and automobile leasing companies. Loans to air transportation and aircraft dealers accounted for 12.0% of all business loans at December 31, 1996.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                        December 31
                                     ----------------------------------------------------------------------------------
                                        1996              1995              1994              1993              1992
                                        ----              ----              ----              ----              ----
                                                                       (In Thousands)
Amount of loans outstanding
   at end of period                  $1,455,563        $1,259,415        $1,100,713        $1,019,813          $956,416
                                     ==========        ==========        ==========        ==========          ========

Average amount of net loans
   outstanding during period         $1,352,068        $1,172,438        $1,066,752        $  986,958          $894,163
                                     ==========        ==========        ==========        ==========          ========

Balance of reserve for loan
   losses at beginning of
   period                            $   27,470        $   23,868        $   22,350        $   19,141          $ 16,417

Charge-offs:
   Transportation and
      equipment                             347                36                29               560             1,017
   Commercial, financial
      and agricultural                    2,385               985             1,007               809               783
   Real estate                              230               597               816                92               565
   Installment                              324               372               205               560               708
                                     ----------        ----------        ----------        ----------          --------
      Total charge-offs                   3,286             1,990             2,057             2,021             3,073
                                     ----------        ----------        ----------        ----------          --------

Recoveries:
   Transportation and
      equipment                             593             2,224               225               699               202
   Commercial, financial
      and agricultural                      383               287               166               359               889
   Real estate                              359               122               215               362               120
   Installment                              172               202               214               277                68
                                     ----------        ----------        ----------        ----------          --------
      Total recoveries                    1,507             2,835               820             1,697             1,279
                                     ----------        ----------        ----------        ----------          --------

Net charge-offs (recoveries)              1,779              (845)            1,237               324             1,794

Additions charged to
   operating expense                      4,649             2,757             4,197             3,533             3,724

Recaptured reserve due
   to loan securitization                  (824)                -            (1,442)                -                 -

Increase resulting from
   acquisitions                                                                   -                 -               794
                                     ----------        ----------        ----------        ----------          --------
Balance at end of period             $   29,516        $   27,470        $   23,868        $   22,350          $ 19,141
                                     ==========        ==========        ==========        ==========          ========

Ratio of net charge-offs
   (recoveries) to average net
   loans outstanding                      0.13%           (0.07%)             0.12%             0.03%             0.20%


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

In 1996, after management's assessment of loan quality, the Company made a charge of $4,649,000 to operations as a provision for loan losses. At December 31, 1996, the reserve for loan losses was $29,516,000, or 2.03% of loans outstanding net of unearned discount. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.
118. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 had no impact on the 1996 provision for loan losses as reported.

As of December 31, 1996, impaired loans totaled $8,130,000, of which $5,780,000 had corresponding specific reserves for loan losses totaling $1,520,000. The remaining $2,350,000 of impaired loans had no specific reserves for loan losses associated with them. The vast majority of the impaired loans are nonaccrual loans; interest is not recognized on nonaccrual loans subsequent to the date the loan is placed in nonaccrual status. Interest on the remainder of the impaired loans is recognized on an accrual basis. For 1996, the average recorded investment in impaired loans was $9,410,000 and interest income recognized on impaired loans totaled $464,000.

SUMMARY OF LOAN LOSS EXPERIENCE (Concluded)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                                             (Dollars in Thousands)
                                  1996               1995               1994                1993               1992
                           ------------------ ------------------ ------------------ ------------------ -------------------
                                    Percent            Percent             Percent            Percent            Percent
                                    of Loans           of Loans           of Loans            of Loans           of Loans
                                    in Each            in Each             in Each            in Each            in Each
                                    Category           Category           Category            Category           Category
                            Reserve to Total   Reserve to Total   Reserve to Total    Reserve to Total   Reserve to Total
                             Amount   Loans     Amount   Loans     Amount    Loans     Amount   Loans     Amount   Loans
                             ------   -----     ------   -----     ------    -----     ------   -----     ------   -----

Transportation and
   equipment               $ 4,553     38.0%  $ 3,608     36.4%  $ 2,917      32.5%  $ 2,864     37.5%  $ 3,032     36.2%

Commercial, financial
   and agricultural          3,530     19.5     3,396     25.0     2,565      26.6     3,011     25.1     3,141     24.9

Real estate                  1,360     28.5     1,868     32.4     2,060      34.3     2,119     31.1       904     31.2

Installment                  1,212     14.0     1,147      6.2     1,166       6.5       920      6.3       917      7.7

Unallocated                 18,861        -    17,451        -    15,160         -    13,436        -    11,147        -

                           -------    -----   -------    -----   -------     -----   -------    -----   -------    -----
Total                      $29,516    100.0%  $27,470    100.0%  $23,868     100.0%  $22,350    100.0%  $19,141    100.0%
                           =======    =====   =======    =====   =======     =====   =======    =====   =======    =====

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                                        Year Ended December 31
                                        ------------------------------------------------------------------------------------
                                                    1996                         1995                        1994
                                        --------------------------   --------------------------  ---------------------------
                                          Amount             Rate      Amount             Rate     Amount              Rate
                                          ------             ----      ------             ----     ------              ----
                                                                  (Dollars in Thousands)
Noninterest bearing
   demand deposits                      $  186,804              -    $  173,234              -   $  162,233               -

Interest bearing demand
   deposits                                135,328           2.21%      174,059           2.22%     177,232            2.15%

Savings deposits                           279,608           2.76       242,504           2.85      277,021            2.75

Other time deposits                        922,409           5.80       764,656           5.94      639,944            4.78
                                        ----------                   ----------                  ----------
   Total                                $1,524,149                   $1,354,453                  $1,256,430
                                        ==========                   ==========                  ==========

The amount of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1996, by time remaining until maturity is as follows (in thousands):

        Under  3     months              $ 222,292
        4  to  6     months                 39,885
        7  to 12     months                 32,424
        Over  12     months                 41,446
                                         ---------
                      Total              $ 336,047
                                         =========

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                                                       Year Ended December 31
                                                           ----------------------------------------------
                                                              1996              1995              1994
                                                              ----              ----              ----

Percentage of net income to:

Average shareholders' equity                                 14.38%            14.75%            14.49%

Average total assets                                          1.22              1.25              1.19

Percentage of dividends declared
   per common share to net income
   per common share                                          18.21             17.48             17.50

Percentage of average shareholders' equity to
   average total assets                                       8.51              8.46              8.24

ITEM 1.  BUSINESS (Concluded)

SHORT-TERM BORROWINGS

The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.

                                                                             (Dollars in Thousands)
                                                      Federal Funds
                                                      Purchased and
                                                         Security                             Other
                                                        Repurchase         Commercial       Short-Term          Total
            1996                                        Agreements            Paper         Borrowings        Borrowings
-----------------------------                        ----------------      ----------      ------------      ------------
Balance at December 31, 1996                             $112,580            $6,109          $106,174          $224,863
Maximum amount outstanding
   at any month-end                                       129,335             7,758           106,174           243,267
Average amount outstanding                                 94,171             5,082            56,751           156,004
Weighted average interest
   rate during the year                                      5.01%             5.13%             5.05%             5.03%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1996                                         5.10%             5.21%             5.99%             5.52%

            1995
-----------------------------
Balance at December 31, 1995                             $101,166            $4,515          $ 47,298          $152,979
Maximum amount outstanding
   at any month-end                                       123,393             5,318            52,835           180,616
Average amount outstanding                                 96,091             4,369            34,913           135,373
Weighted average interest
   rate during the year                                      5.16%             5.61%             4.97%             5.13%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1995                                         5.13%             5.54%             6.84%             5.67%

            1994
-----------------------------
Balance at December 31, 1994                             $ 76,403            $  844          $ 23,318          $100,565
Maximum amount outstanding
   at any month-end                                       127,854             2,131            31,149           148,261
Average amount outstanding                                 94,935             1,100            13,909           109,944
Weighted average interest
   rate during the year                                      3.44%             3.84%             3.46%             3.45%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1994                                         4.31%             4.79%             6.12%             4.74%

Federal funds purchased and securities sold under agreements to repurchase generally mature within 1 to 30 days of the transaction date. Commercial paper and other short-term borrowings generally mature within 30 days.

ITEM 2.  PROPERTIES

1st Source's headquarters building is located in downtown South Bend. In 1982, the land was leased from the City of South Bend on a 49-year lease, with a 50-year renewal option. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. 1st Source sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The bank building is a structure of approximately 160,000 square feet, with 1st Source and its subsidiaries occupying approximately 70% of the available office space, and approximately 30% presently subleased to unrelated tenants.

The Company also owns property and buildings on which 27 of the bank subsidiary's 42 banking offices are located, including the facilities in Marshall, Elkhart, LaPorte, Porter, and Starke Counties in the state of Indiana, as well as a parking facility, two buildings housing drive-in banking plazas and a computer operations center. In 1995, the Company reacquired its former headquarters building through foreclosure. It is being refurbished for additional tenants and Company use. The remaining properties utilized by the banking subsidiary are leased from unrelated parties.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information regarding common stock prices and dividends on page 15 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference. There were 1,125 shareholders of 1st Source Common Stock as of December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The information under the caption "Selected Consolidated Financial Data" on page 7 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 15 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

1st Source cautions that any forward looking statements contained in this report, in a report incorporated by reference into this report or made by management of 1st Source involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants and the consolidated financial statements of the Company and its subsidiaries are included on pages 16 through 38 in the annual shareholders report for the year ended December 31, 1996, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Directors and Executive Officers" on pages 3 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the proxy statement dated March 14, 1997, is incorporated herein by reference with respect to Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Renumeration of Executive Officers" on pages 7 through 14 of the proxy statement dated March 14, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" on page 2 and under the caption "Directors and Executive Officers" on pages 3 through 6 of the proxy statement dated March 14, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the last paragraph on page 5 and in the first two paragraphs on page 6 of the proxy statement dated March 14, 1997, is incorporated herein by reference.


PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.
      (3)         -- The response to this portion of Item 14 is submitted
                     as a separate section of this report.

(b)  Reports on Form 8-K -- None filed during the fourth quarter of 1996.

(c)  Exhibits     -- The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules -- None.

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st SOURCE CORPORATION
----------------------
Registrant


By:     /s/    CHRISTOPHER J. MURPHY III
   -------------------------------------------
   Christopher J. Murphy III
   President and a Director

Date:       January 21, 1997
     -----------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/     ERNESTINE M. RACLIN,
----------------------------------------------
Ernestine M. Raclin,                          Chairman of the Board and a
                                              Director (Principal Executive
                                              Officer)
Date:      January 21, 1997
     -----------------------------------------


     /s/      CHRISTOPHER J. MURPHY III
----------------------------------------------
Christopher J. Murphy III,                    President and a Director

Date:       January 21, 1997
     -----------------------------------------


    /s/       VINCENT A . TAMBURO
----------------------------------------------
Vincent A. Tamburo,                           Secretary and General Counsel

Date:       January 21, 1997
     -----------------------------------------


     /s/      LARRY E. LENTYCH
----------------------------------------------
Larry E. Lentych,                             Treasurer (Chief Financial
                                              and Accounting Officer)

Date:       January 21, 1997
     -----------------------------------------

     /s/     E. WILLIAM BEAUCHAMP, c.s.c.
----------------------------------------------
Reverend E. William Beauchamp,                Director

Date:      January 21, 1997
     -----------------------------------------


     /s/     PAUL R. BOWLES
----------------------------------------------
Paul R. Bowles,                               Director

Date:     January 21, 1997
     -----------------------------------------


     /s /    PHILIP J. FACCENDA
----------------------------------------------
Philip J. Faccenda,                           Director

Date:      January 21, 1997
     -----------------------------------------


     /s/     DANIEL B. FITZPATRICK
----------------------------------------------
Daniel B. Fitzpatrick,                        Director

Date:     January 21, 1997
     -----------------------------------------


     /s/     LAWRENCE E. HILER
----------------------------------------------
Lawrence E. Hiler,                            Director

Date:      January 21, 1997
     -----------------------------------------


     /s/     LEO J. MCKERNAN
----------------------------------------------
Leo J. McKernan,                              Director

Date:     January 21, 1997
     -----------------------------------------


     /s/     WILLIAM P. JOHNSON
----------------------------------------------
William P. Johnson,                           Director

Date:       January 21, 1997
     -----------------------------------------

     /s/     REX MARTIN
----------------------------------------------
Rex Martin,                                    Director

Date:     January 21, 1997
     -----------------------------------------


     /s/     JO ANN R. MEEHAN
----------------------------------------------
Jo Ann R. Meehan,                             Director

Date:      January 21, 1997
     -----------------------------------------


     /s/     DANE A. MILLER
----------------------------------------------
Dane A. Miller,                               Director

Date:     January 21, 1997
     -----------------------------------------


     /s/     RICHARD J. PFEIL
----------------------------------------------
Richard J. Pfeil,                             Director

Date:     January 21, 1997
     -----------------------------------------

                    ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)  (1) AND (2)

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                    YEAR ENDED DECEMBER 31, 1996



                       1ST SOURCE CORPORATION

                        SOUTH BEND, INDIANA

FORM 10-K   --  ITEM 14(a)  (1) and (2)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following report of independent accountants and consolidated financial statements of 1st Source Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

            Report of independent accountants

            Consolidated statements of financial condition --
                December 31, 1996 and 1995

            Consolidated statements of income --
                Years ended December 31, 1996, 1995 and 1994

            Consolidated statements of shareholders' equity --
                Years ended December 31, 1996, 1995 and 1994

            Consolidated statements of cash flows --
                Years ended December 31, 1996, 1995 and 1994

            Notes to consolidated financial statements --
                December 31, 1996, 1995 and 1994

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

                    ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a)  (3) AND 14(c)

                          LIST OF EXHIBITS

                    YEAR ENDED DECEMBER 31, 1996


                       1ST SOURCE CORPORATION

                        SOUTH BEND, INDIANA

FORM 10-K   --  Item 14(a)  (3) and 14(c)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF EXHIBITS<F*>

3(a)     -- Restated Articles of Incorporation of Registrant, filed as exhibit to Form 10-K, dated December 31, 1996, attached hereto.

3(b)     -- By-Laws of Registrant, as amended April 19, 1993, filed as exhibit to Form 10-K, dated December 31, 1992 and incorporated herein by reference.

4(a)     -- Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

            Note: No long-term debt of the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph (4)(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

10(a)    -- Employment Agreement of Christopher J. Murphy III, dated January 1,
            1992, filed as exhibit to Form 10-K, dated December 31, 1991, and incorporated herein by reference.

10(b)    -- Form of Company's Employees' Money Purchase Pension Plan and Trust
            Agreement dated January 1, 1989, and amendment to the Company's Employees' Money Purchase Pension Plan and Trust dated April 1, 1994, filed as exhibit to Form 10-K dated December 31, 1994, and incorporated herein by reference.

10(c)(1) -- Form of Company's Employees' Profit Sharing Plan and Trust
            Agreement dated January 1, 1989, and amendment to the Company's Profit Sharing Plan and Trust Agreement dated April 1, 1994, filed as exhibit to Form 10-K dated December 31, 1994, and incorporated herein by reference.

10(c)(2) -- Amendment to 1st Source Corporation Employees' Profit Sharing
            Plan and Trust Agreement, dated September 30, 1996, filed as exhibit to Form 10-K, dated December 31, 1996, attached hereto.

10(d)    -- 1st Source Corporation Employee Stock Purchase Plan dated April
            23, 1992, filed as exhibit to Form 10-K, dated December 31, 1992 and incorporated herein by reference.

10(e)    -- 1st Source Corporation 1982 Executive Incentive Plan, amended April
            19, 1988, and filed as exhibit to Form 10-K, dated December 31, 1988, and incorporated herein by reference.

10(f)    -- 1st Source Corporation 1982 Restricted Stock Award Plan, filed as exhibit to Form 10-K, dated December 31, 1982, and incorporated herein by reference.

10(g)    -- 1st Source Corporation Non-Qualified Stock Option Agreements with
            Christopher J. Murphy III, and Wellington D. Jones III, dated March 1, 1988, filed as exhibit to Form 10-K, dated December 31,
            1988, and incorporated herein by reference.

10(h)    -- 1st Source Corporation Non-Qualified Stock Option Agreement with
            Christopher J. Murphy III, dated December 31, 1991, filed as exhibit to Form 10-K, dated December 31, 1991, and incorporated herein by reference.

10(i)    -- 1st Source Corporation 1992 Stock Option Plan, dated April 23,
            1992, filed as exhibit to Form 10-K, dated December 31, 1992, and incorporated herein by reference.

10(j)    -- 1st Source Corporation Non-Qualified Stock Option Agreement with
            Richard Q. Stifel, dated January 1, 1992, filed as exhibit to Form 10-K, dated December 31, 1992, and incorporated herein by reference.

11       -- Computation of Earnings Per Share, attached hereto.

13       -- Portions of Annual Report to Security Holders for the year ended
            December 31, 1996, attached hereto.

21       -- Subsidiaries of Registrant, attached hereto.

23       -- Consent of Independent Accountants, attached hereto.

27       -- Financial data schedule, attached hereto.

[FN]
-------------------
<F*> The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this Form pursuant to Item 14(c) of this Report.