Form 10-Q
period 1997-03-31
1ST SOURCE CORP
filed 1997-05-15
CIK 34782

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended
             MARCH 31, 1997
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                     Yes      X       No

Number of shares of common stock outstanding as of March 31, 1997 - 15,674,651 shares.


                      PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements
                                                                        Page

            Consolidated statements of financial condition --             3
            March 31, 1997, and December 31, 1996

            Consolidated statements of income --                          4
            three months ended March 31, 1997 and 1996

            Consolidated statements of cash flows --                      5
            three months ended March 31, 1997 and 1996

            Notes to the Consolidated Financial Statements                6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                        March 31,  December 31,
                                                            1997          1996

ASSETS
Cash and due from banks                             $     86,440   $   137,588
Interest bearing deposits with other banks                 1,248           600
Investment securities:
   Securities available-for-sale, at fair value
     (amortized cost of $307,144 and $303,177
     at March 31, 1997 and December 31, 1996)            305,232       302,602
   Securities held-to-maturity, at amortized cost
     (fair value of $120,469 and $125,218 at
     March 31, 1997 and December 31, 1996)               117,241       120,494

Total Investment Securities                              422,473       423,096

Loans - net of unearned discount                       1,536,803     1,455,563
   Reserve for loan losses                               (31,004)      (29,516)

Net Loans                                              1,505,799     1,426,047

Premises and equipment                                    28,288        27,780
Other assets                                              68,590        64,656

Total Assets                                          $2,112,838    $2,079,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing                              $   228,510   $   207,280
   Interest bearing                                    1,394,626     1,426,698

Total Deposits                                         1,623,136     1,633,978

Federal funds purchased and securities
   sold under agreements to repurchase                   127,143       112,580
Other short-term borrowings                               89,570       112,283
Other liabilities                                         34,561        30,497
Long-term debt                                            18,575        18,596

Total Liabilities                                      1,892,985     1,907,934

Guaranteed Preferred Beneficial Interests
   in the Company's Subordinated Debentures               42,500         --

Shareholders' equity:
   Common stock-no par value                               5,700         5,700
   Capital surplus                                        69,947        69,947
   Retained earnings                                     107,798       102,399
   Less cost of common stock in treasury                  (5,711)       (6,670)
   Unrealized appreciation (depreciation) of
       investment securities, net                           (381)          457

Total Shareholders' Equity                               177,353       171,833

Total Liabilities and Shareholders' Equity            $2,112,838    $2,079,767


The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                              Three Months Ended March 31
                                                                     1997          1996
Interest Income:
   Loans, including fees                                       $     33,010   $    29,495
   Investment securities:
     Taxable                                                          4,022         3,478
     Tax-exempt                                                       2,034         1,973
     Other                                                               80           285

Total Interest Income                                                39,146        35,231

Interest Expense:
   Deposits                                                          16,487        15,246
   Short-term borrowings                                              2,670         1,803
   Long-term debt                                                       318           346

Total Interest Expense                                               19,475        17,395

Net Interest Income                                                  19,671        17,836
Provision for Loan Losses                                             1,229         1,209

Net Interest Income After
   Provision for Loan Losses                                         18,442        16,627

Other Income:
   Trust fees                                                         1,769         1,623
   Service charges on deposit accounts                                1,249         1,176
   Mortgage servicing fees, and mortgage loan sale income             1,119           979
   Equipment rental income                                            1,156           201
   Commission, securitization and other income                        1,687         1,429
   Investment securities and other gains (losses)                       181            38

Total Other Income                                                    7,161         5,446

Other Expense:
   Salaries and employee benefits                                     9,691         8,652
   Net occupancy expense                                              1,172         1,154
   Furniture and equipment expense                                    1,544         1,295
   Depreciation - leased equipment                                      768           226
   Business development and marketing expense                           493           471
   Other                                                              2,575         2,070

Total Other Expense                                                  16,243        13,868

Income Before Income Taxes and Subsidiary Trust Distributions         9,360         8,205
Income taxes                                                          3,235         2,839
Distribution on Preferred Securities of
   Subsidiary Trusts, Net of Tax                                         59            --

Net Income                                                     $      6,066   $     5,366

Per Common Share:  <F1>

   Net Income                                                  $       0.38   $      0.34
   Dividends                                                   $      0.072   $     0.064
Weighted Average Common Shares Outstanding                       16,097,698    15,971,223

<F1> The computation of per share data gives retroactive recognition to a 5:4 stock split delcared on January 21, 1997.
<F2>The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                           Three Months Ended March 31
                                                                  1997             1996
Operating Activities:
   Net income                                                    $    6,066    $    5,366
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for loan losses                                          1,229         1,209
   Depreciation of premises and equipment                             1,557           785
   Amortization of investment security premiums
      and accretion of discounts, net                                   226           131
   Deferred income taxes                                               (626)            0
   Realized investment securities (gains)                              (181)          (38)
   Increase in interest receivable                                     (585)         (791)
   Increase in interest payable                                       2,813         1,590
   Other                                                                548           294

Net Cash Provided by Operating Activities                            11,047         8,546

Investing Activities:
   Proceeds from sales and maturities of investment securities       30,481       34,329
   Purchases of investment securities                               (31,239)     (37,839)
   Net (decrease) increase in short-term investments                   (648)         156
   Loans sold or participated to others                              37,367       27,620
   Net increase in loans made to customers
      and principal collections on loans                           (117,033)      (82,732)
   Net increase in leased assets                                     (1,389)       (1,490)
   Purchases of premises and equipment                                 (859)       (1,526)
   Other                                                             (1,206)         (203)

Net Cash Used in Investing Activities                               (84,526)      (61,685)

Financing Activities:
   Net decrease in demand deposits, NOW
      accounts and savings accounts                                 (14,802)      (11,346)
   Net increase in certificates of deposit                            3,961        47,418
   Net (decrease) increase in short-term borrowings                  (8,150)        1,620
   Payments on long-term debt                                           (21)       (1,642)
   New issuance of trust preferred securities                        42,500             0
   Acquisition of treasury stock                                        (23)         (220)
   Cash dividends                                                    (1,126)         (999)
   Other                                                                 (8)          (12)

Net Cash Provided by Financing Activities                            22,331        34,819

Decrease in Cash and Cash Equivalents                               (51,148)      (18,320)

Cash and Cash Equivalents, Beginning of Year                        137,588        94,517

Cash and Cash Equivalents, End of Period                         $   86,440      $ 76,197

<F1> The accompanying notes are a part of the consolidated financial statements.

Notes to Consolidated Financial Statements

  1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The notes to the consolidated financial statements contained in the annual report 10-K for the year ended December 31, 1996, should be read in conjunction with these statements.

  2.  1st Source has adopted Financial Accounting Standard No. 125 (SFAS
      125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as of January 1, 1997. SFAS 125 requires that after a transfer of financial assets, an entity must recognize the financial and servicing assets controlled and liabilities incurred and derecognize financial assets and liabilities in which control is surrendered or when debt is extinguished. The impact on 1st Source's financial position and results of operations has not been material.

  3. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," was issued by the Financial Accounting Standards Board. 1st Source is required to adopt this pronouncement as of December 31, 1997. SFAS No. 128 will require
      1st Source to make a dual presentation of basic and fully diluted earnings per share on the face of its consolidated statements of income. The Company does not presently anticipate that SFAS No. 128 will have a significant impact on the Company's historically reported earnings per share.

  4. On March 21, 1997, 1st Source raised $42.5 million through the issuance of Cumulative Trust Preferred Securities. 1st Source Capital Trust I issued $27.5 million of 9.00% Cumulative Trust Preferred Securities. 1st Source Capital Trust II issued $15 million of floating rate Cumulative Trust Preferred Securities. 1st Source Capital Trust I and 1st Source Capital Trust II are wholly-owned consolidated subsidiaries of the Company. 1st Source Capital Trust II issued an additional
      $2.25 million of floating rate Cumulative Trust Preferred Securities on April 10, 1997.

      The Holders of the Fixed Rate Preferred Securities are entitled to receive preferential cumulative cash distributions from 1st Source Capital Trust I, at the annual rate of 9.00% of the liquidation amount of $25 per Preferred Security, accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year. Holders of the Floating Rate Preferred Securities are entitled to receive preferential cumulative cash distributions from 1st Source Capital Trust II, at the annual rate equal to the sum of the 3-Month Treasury plus 2.25% of the liquidation amount of $25 per Floating Rate Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year.

      The Company, 1st Source Capital Trust I and 1st Source Capital Trust
      II have executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the company's obligations under the trust debentures, the indenture pursuant to which the trust debentures were issued, and the applicable trust document, provides a full and unconditional guarantee of the trusts' obligations under the trust preferred securities.

  5. In February, 1997, members of the Department of Financial Institutions, in the State of Indiana, approved an Order which waives the prohibition of the sale of life insurance by State Chartered banks in Indiana who have branches located in states other than Indiana. 1st Source Bank's two Michigan branches will be required to meet all licensee requirements in that state.


PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1996 1st Source Corporation Annual Report on Form 10-K. The amounts shown in this analysis have been adjusted to reflect tax-exempt income on a tax equivalent basis using a 40.525% rate.


                     COMPARISON OF THREE-MONTH PERIODS
                       ENDED MARCH 31, 1997 AND 1996

  Net income for the three-month period ended March 31, 1997, was $6,066,000 compared to $5,366,000 for the equivalent period in 1996. The primary reasons for the increase were an increase in net interest income and a strong increase in other income offset by an increase in the provision for loan losses and an increase in other expense.

  Net income per share increased to $0.38 for the three-month period ended March 31, 1997, from $0.34 in 1996. Return on average common shareholders' equity was 14.10% for the three months ended March 31, 1997, compared to 13.93% in 1996. The return on total average assets was 1.22% for the three months ended March 31, 1997, compared to 1.20% in 1996.


NET INTEREST INCOME

  The taxable equivalent net interest income for the three-month period ended March 31, 1997, was $20,623,000, an increase of 9.81% over the same period in 1996, resulting in a net yield of 4.43% compared to 4.51% in 1996.

  Total average earning assets increased 12.86% for the three-month period ended March 31, 1997, compared to the period ended March 31, 1996. Total average investment securities increased 6.48% from one year ago due to an increase in municipal and agency securities, while a 14.45% increase in average loans occurred primarily in transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.61% and 8.69% for the periods ended March 31, 1997, and 1996 respectively.

  Average deposits increased 9.83% from the first quarter of 1996 to the first quarter of 1997. The cost rate on average interest-bearing funds was 4.88% for the three-months ended March 31, 1997, compared to 4.89% for the three months ended March 31, 1996. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year.

  The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                  Three Months Ended March 31

                                                           1997                                1996
                                                           Interest                            Interest
                                              Average      Income/     Yield/      Average     Income/       Yield/
                                              Balance      Expense     Rate        Balance     Expense       Rate
ASSETS:

   Investment securities:
     Taxable                               $  268,132     $  4,022      6.08%    $  249,379    $  3,717      6.00%
     Tax exempt<F1>                           150,335        2,950      7.96%       141,882       2,879      8.16%
   Net loans <F2><F3>                       1,463,451       33,046      9.16%     1,278,685      29,533      9.29%
   Other investments                            6,762           81      4.83%         3,585          46      4.94%

Total Earning Assets                        1,888,680       40,098      8.61%     1,673,531      36,175      8.69%

   Cash and due from banks                     70,154                                72,251
   Reserve for loan losses                    (29,833)                              (27,566)
   Other assets                                93,595                                73,394

Total                                      $2,022,596                            $1,791,610


LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing deposits               $1,389,972       16,487      4.81%    $1,266,349      15,245      4.84%
   Short-term borrowings                      210,805        2,670      5.14%       144,566       1,804      5.02%
   Long-term debt                              18,585          318      6.93%        20,840         346      6.68%

Total Interest Bearing Liabilities          1,619,362       19,475      4.88%     1,431,755      17,395      4.89%

   Noninterest bearing deposits               190,387                               172,550
   Other liabilities                           38,436                                32,340
   Shareholders' equity                       174,411                               154,965

Total                                      $2,022,596                            $1,791,610

Net Interest Income                                        $20,623                              $18,780

Net Yield on Earning Assets on a Taxable
   Equivalent Basis                                                     4.43%                                4.51%

<F1>Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1997 and 1996.  Tax equivalent adjustments were $916 in 1997 and $906 in 1996.

<F2>Loan income includes fees of $797 in 1997 and $756 in 1996.  Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1997 and 1996.  The tax equivalent adjustments were $36 in 1997 and $38 in 1996.

<F3>For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

  The provision for loan losses for the three-month periods ended March 31,
1997, and 1996, was $1,229,000 and $1,209,000, respectively.   Year-to-date
Net Recoveries of $259,000 have been recorded in 1997, compared to $1,109,000 of Net Charge-offs for the same period in 1996. The reserve for loan losses was $31,004,000 or 2.02% of net loans at March 31, 1997, compared to $29,516,000 or 2.03% of net loans at December 31, 1996.

  Non-performing assets at March 31, 1997, were $7,641,000 compared to $7,773,000 at December 31, 1996, a decrease of 1.70%. At March 31, 1997, non-performing assets were .50% of net loans compared to .53% at December 31, 1996. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of March 31, 1997.

OTHER INCOME

  Other income for the three-month periods ended March 31, 1997, and 1996 was $7,161,000 and $5,446,000, respectively. Trust fees increased 9.00%, service charges on deposit accounts increased 6.21%, mortgage servicing fees and mortgage loan sale income increased 14.30%, equipment rental income increased 575.12% and commission, securitization and other income increased 18.05%.
The significant increase in equipment rental income was primarily due to large sales growth. Investment Security gains and other gains for the three-month period ended March 31, 1997, were $181,000 compared to $38,000 in 1996. The net gains in 1977 and 1996 were primarily due to adjustments made to the carrying value of certain partnership investments.

OTHER EXPENSE

  Other expense for the three-month period ended March 31, 1997, was $16,243,000, an increase of 17.13% over the same period in 1996. For the three-month period ended March 31, 1997, salaries and employee benefits increased 12.01%, net occupancy expense increased 1.56%, furniture and equipment expense increased 19.23%, depreciation on leased equipment increased 339.82%, business development and marketing expense increased 4.67%, and miscellaneous other expenses increased 24.40% over the same period in 1996. The increase in salaries, furniture and equipment expense, business development and marketing expense is primarily due to ten new branches being opened in 1996. The increase in miscellaneous expense is due to supplies and communications. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year.

INCOME TAXES

  The provision for income taxes for the three-month period ended March 31, 1997, was $3,235,000 compared to $2,839,000 for the comparable period in 1996. The provision for income taxes for the three months ended March 31, 1997, and 1996, is at a rate which management believes approximates the effective rate for the year. The increase was due to increased taxable income in 1997.

CAPITAL RESOURCES

  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.73% at March 31, 1997.

  The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1996 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 1997, was 13.49% and the total risk-based capital ratio was 14.99%.


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

  Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 1997, the consolidated statement of financial condition was rate sensitive by $86,156,000 more liabilities than assets scheduled to reprice within one year or 92.46%.

  Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

  1st Source has entered into two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the Company's Prime floating rate loans. The notional amount of the first swap as of March 31, 1997, is $28 million. It has a maturity date of January, 2002, and has a current fair value of $(878,000). The second swap also has a notional amount of $28 million as of March 31, 1997. It has a maturity date of March, 2001, and has a current fair value of $(579,000).

  The Company pays a variable interest rate (one-month LIBOR) on each swap and receives a fixed rate. The interest rate swaps are the most efficient means of protecting the bank's net interest rate margin in a declining interest rate environment. Conversely, if interest rates increase, the increased contribution to net interest income from on-balance sheet assets will substantially offset any negative impact on net interest income from these swap transactions.


                                  PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         None


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               1st Source Corporation
                                   ___________________

DATE            5/14/97           /s/ Christopher J. Murphy III
                                           (Signature)
                                   Christopher J. Murphy III, President


DATE            5/14/97           /s/ Larry E. Lentych
                                            (Signature)
                                   Larry E. Lentych, Treasurer (Chief
                                   Accounting and Financial Officer)