Form 10-Q
period 1997-06-30
1ST SOURCE CORP
filed 1997-08-14
CIK 34782

FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended                       JUNE 30, 1997
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

               Yes      X       No

Number of shares of common stock outstanding as of June 30, 1997 - 15,654,024 shares.


                 PART I.  FINANCIAL INFORMATION


ITEM 1. Financial Statements
                                                                  Page

       Consolidated statements of financial condition --           3
       June 30, 1997, and December 31, 1996

       Consolidated statements of income --                        4
       three months and six months ended June 30, 1997 and 1996

       Consolidated statements of cash flows --                    5
       six months ended June 30, 1997 and 1996

       Notes to the Consolidated Financial Statements              6


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                         June 30,       December 31,
                                                            1997          1996

ASSETS
Cash and due from banks                                 $   97,334      $  137,588
Interest bearing deposits with other banks                     882             600
Investment securities:
 Securities available-for-sale, at fair value
   (amortized cost of $312,988 and $303,177
   at June 30, 1997 and December 31, 1996)                 312,209         302,602
 Securities held-to-maturity, at amortized cost
   (fair value of $120,553 and $125,218 at
   June 30, 1997 and December 31, 1996)                    116,669         120,494

Total Investment Securities                                428,878         423,096

Loans - net of unearned discount                         1,622,448       1,455,563
 Reserve for loan losses                                   (31,889)        (29,516)

Net Loans                                                1,590,559       1,426,047

Premises and equipment                                      29,264          27,780
Other assets                                                77,338          64,656

Total Assets                                            $2,224,255      $2,079,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                   $  230,250      $  207,280
 Interest bearing                                        1,482,037       1,426,698

Total Deposits                                           1,712,287       1,633,978

Federal funds purchased and securities
 sold under agreements to repurchase                       167,207         112,580
Other short-term borrowings                                 67,511         112,283
Other liabilities                                           34,322          30,497
Long-term debt                                              15,505          18,596

Total Liabilities                                        1,996,832       1,907,934

Guaranteed Preferred Beneficial Interests
 in the Company's Subordinated Debentures                   44,750            --

Shareholders' equity:
 Common stock-no par value                                   5,700           5,700
 Capital surplus                                            69,947          69,947
 Retained earnings                                         113,163         102,399
 Less cost of common stock in treasury                      (6,569)         (6,670)
 Unrealized appreciation of
    investment securities, net                                 432             457

Total Shareholders' Equity                                 182,673         171,833

Total Liabilities and Shareholders' Equity              $2,224,255      $2,079,767


The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                       Three Months Ended         Six Months Ended
                                                             June 30                   June 30
                                                        1997         1996         1997         1996

Interest Income:
    Loans, including fees                             $36,414      $30,751      $69,424      $60,246
    Investment securities:
       Taxable                                          4,223        3,851        8,245        7,568
       Tax-exempt                                       2,056        2,051        4,090        4,024
       Other                                               65          228          145          274

Total Interest Income                                  42,758       36,881       81,904       72,112

Interest Expense:
    Deposits                                           17,648       15,779       34,136       31,025
    Short-term borrowings                               3,154        1,975        5,824        3,778
    Long-term debt                                        281          339          598          685

Total Interest Expense                                 21,083       18,093       40,558       35,488

Net Interest Income                                    21,675       18,788       41,346       36,624
Provision for Loan Losses                                 479        1,193        1,708        2,402

Net Interest Income After
    Provision for Loan Losses                          21,196       17,595       39,638       34,222

Other Income:
    Trust fees                                          1,723        1,833        3,492        3,456
    Service charges on deposit accounts                 1,287        1,178        2,536        2,354
    Mortgage servicing fees,
       and mortgage loan sale income                    1,216          954        2,335        1,933
    Equipment rental income                             1,506          408        2,662          609
    Commission, securitization
       and other income                                 1,786        1,447        3,473        2,876
    Investment securities and
       other gains (losses)                              (484)          89         (303)         127

Total Other Income                                      7,034        5,909       14,195       11,355

Other Expense:
    Salaries and employee benefits                     10,051        8,911       19,742       17,563
    Net occupancy expense                               1,022        1,162        2,194        2,316
    Furniture and equipment expense                     1,732        1,362        3,276        2,657
    Depreciation - leased equipment                     1,825          203        2,009          429
    Business development and marketing expense          1,389          714        1,882        1,185
    Other                                               1,987        2,299        5,146        4,369

Total Other Expense                                    18,006       14,651       34,249       28,519

Income Before Income Taxes and
    Subsidiary Trust Distributions                     10,224        8,853       19,584       17,058
Income taxes                                            3,222        3,072        6,457        5,911
Distribution on Preferred Securities of
    Subsidiary Trusts, Net of Tax                         561          --           620          --

Net Income                                            $ 6,441      $ 5,781      $12,507      $11,147

Per Common Share: <F1>

   Net Income                                          $ 0.40       $ 0.36       $ 0.78       $ 0.70
   Dividends                                           $0.075       $0.064       $0.147       $0.128
Weighted Average Common Shares
    Outstanding                                    16,161,677   16,010,487   16,129,864   15,990,855

<F1>   The computation of per share data gives retroactive recognition to a 5:4 stock split declared on January 21, 1997.

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                           Six Months Ended June 30
                                                              1997          1996

Operating Activities:
    Net income                                             $ 12,507      $ 11,147
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Provision for loan losses                                 1,708         2,402
    Depreciation of premises and equipment                    3,662         1,587
    Amortization of investment security premiums
       and accretion of discounts, net                          428           328
    Deferred income taxes                                      (659)          118
    Realized investment securities (gains)                      303          (127)
    Increase in interest receivable                          (1,266)         (560)
    Increase in interest payable                              4,980         3,243
    Other                                                    (9,982)       (4,691)

Net Cash Provided by Operating Activities                    11,681        13,447


Investing Activities:
    Proceeds from sales and maturities
       of investment securities                              55,260        58,328
    Purchases of investment securities                      (61,976)      (56,100)
    Net decrease in short-term investments                     (282)       (5,345)
    Loans sold or participated to others                     84,349        76,646
    Net increase in loans made to customers
       and principal collections on loans                  (243,660)     (186,565)
    Net increase in leased assets                            (6,748)       (5,117)
    Purchases of premises and equipment                      (2,285)       (3,278)
    Other                                                    (2,862)        1,389

Net Cash Used in Investing Activities                      (178,204)     (120,042)


Financing Activities:
    Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts                     (2,927)        9,765
    Net increase in certificates of deposit                  81,237        96,886
    Net increase in short-term borrowings                     9,855        17,469
    Payments on long-term debt                               (3,091)       (2,242)
    New issuance of trust preferred securities               44,750             0
    Acquisition of treasury stock                            (1,247)         (891)
    Cash dividends                                           (2,300)       (2,001)
    Other                                                        (8)          (11)

Net Cash Provided by Financing Activities                   126,269       118,975

(Increase) Decrease in Cash and Cash Equivalents            (40,254)       12,380

Cash and Cash Equivalents, Beginning of Year                137,588        94,517

Cash and Cash Equivalents, End of Period                   $ 97,334      $106,897



The accompanying notes are a part of the consolidated financial statements.


Notes to the Consolidated Financial Statements

 1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1996 1st Source Corporation Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 1997, should be read in conjunction with these statements.

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

 4. During 1997, 1st Source raised $44.75 million through the issuance of Cumulative Trust Preferred Securities. 1st Source Capital Trust I issued $27.5 million of 9.00% Cumulative Trust Preferred Securities. 1st Source Capital Trust II issued $17.25 million of floating rate Cumulative Trust Preferred Securities. 1st Source Capital Trust I and 1st Source Capital Trust II are wholly-owned consolidated subsidiaries of the Company.

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

 5. During the second quarter of 1997, the Governor signed a bill passed by the Indiana Legislature that permits state-chartered banks to sell life insurance products to consumers in Indiana under the same statutory and regulatory conditions that apply to traditional insurance brokerage activities. This brings Indiana into alignment with more than 30 other states which allow their consumers the benefits of additional competition in the insurance marketplace.

      During the same session, the Governor signed into law two additional bills passed by the legislature that permit powers of national banks for state banks. It authorizes a state-chartered bank or trust company to exercise rights and privileges that are granted to national banks domiciled in Indiana if it requests permission from the Department of Financial Institutions. The other significant bill permits Indiana state-chartered banks to own subsidiaries in states other than Indiana. Previously, only subsidiaries located in the State of Indiana could be owned by Indiana state banks.

PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1996 1st Source Corporation Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarter ended March 31, 1997. The amounts shown in this analysis have been adjusted to reflect tax-exempt income on a tax equivalent basis using a 40.525% rate.

    Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see the 1996 Form 10-K.




               COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                           ENDED JUNE 30, 1997 AND 1996



    Net income for the three-month and six-month periods ended June 30, 1997, was $6,441,000 and $12,507,000 respectively, compared to $5,781,000 and
$11,147,000 for the equivalent periods in 1996. The primary reasons for the increase were an increase in net interest income and a strong increase in other income offset by an increase in other expense.

    Net income per share increased to $0.40 and $0.78, respectively, for the three-month and six-month periods ended June 30, 1997, from $0.36 and $0.70 in 1996. Return on average common shareholders' equity was 14.26% for the six months ended June 30, 1997, compared to 14.30% in 1996. The return on total average assets was 1.21% for the six months ended June 30, 1997, compared to 1.22% in 1996.


NET INTEREST INCOME

    The taxable equivalent net interest income for the three-month period ended June 30, 1997, was $22,602,000, an increase of 14.50% over the same period in 1996, resulting in a net yield of 4.50% compared to 4.53% in 1996. The fully taxable equivalent net interest income for the six-month period ended June 30, 1997, was $43,225,000, an increase of 12.21% over 1996, resulting in a net yield of 4.47% compared to 4.52% in 1996.

    Total average earning assets increased 14.78% and 13.86%, respectively, for the three-month and six-month periods ended June 30, 1997, over the comparative periods in 1996. Total average investment securities increased 7.07% and 7.01%, respectively for the three-month and six-month periods, due to an increase in municipal and agency securities, while a 18.10% and 16.34% increase for the three-month and six-month periods for average loans occurred primarily in commercial mortgage, transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.70% and 8.67% for the three-month period ended June 30, 1997, and 1996, and 8.66% and 8.68% for the six-month period ended June 30, 1997, and 1996.

    Average deposits increased 9.72% and 9.79%, respectively, for the three-month and six-month periods over the same periods from 1996. The cost rate on average interest-bearing funds was 5.02% and 4.86% for the three-months ended June 30, 1997, and 1996, and 4.95% and 4.88% for the six-month periods ended June 30, 1997 and 1996. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year.

    The following table sets forth consolidated information regarding average balances and rates.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                  Three Months Ended June 30
                                                                 1997                     1996
                                                               Interest                 Interest
                                                      Average   Income/  Yield/      Average   Income/  Yield/
                                                      Balance   Expense    Rate      Balance   Expense    Rate


ASSETS:

  Investment securities:
   Taxable                                         $  271,198   $ 4,224   6.25%   $  248,880   $ 3,851   6.22%
   Tax exempt <F1>                                    151,999     2,951   7.79%      146,382     2,967   8.15%
  Net loans <F2><F3>                                1,584,549    36,444   9.23%    1,341,731    30,789   9.23%
  Other investments                                     5,983        66   4.42%       17,359       227   5.04%

Total Earning Assets                                2,013,729    43,685   8.70%    1,754,352    37,834   8.67%

  Cash and due from banks                              70,953                         73,521
  Reserve for loan losses                             (31,191)                       (28,072)
  Other assets                                        101,330                         76,409

Total                                              $2,154,821                     $1,876,210


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                        $1,450,089   $17,648   4.88%   $1,323,958   $15,780   4.79%
  Short-term borrowings                               218,310     3,154   5.79%      152,049     1,974   5.22%
  Long-term debt                                       16,195       281   6.95%       20,012       340   6.84%

Total Interest Bearing
  Liabilities                                       1,684,594    21,083   5.02%    1,496,019    18,094   4.86%

  Noninterest bearing deposits                        211,168                        190,102
  Other liabilities                                    79,629                         31,524
  Shareholders' equity                                179,430                        158,565

Total                                              $2,154,821                     $1,876,210

Net Interest Income                                             $22,602                        $19,740

Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                        4.50%                          4.53%






                                                                      Six Months Ended June 30
                                                                 1997                           1996
                                                               Interest                       Interest
                                                      Average   Income/  Yield/      Average   Income/  Yield/
                                                      Balance   Expense    Rate      Balance   Expense    Rate

ASSETS:

  Investment securities:
   Taxable                                         $  269,673   $ 8,245   6.17%   $  249,129   $ 7,568   6.11%
   Tax exempt <F1>                                    151,172     5,900   7.87%      144,132     5,846   8.16%
  Net loans <F2><F3>                                1,524,335    69,491   9.19%    1,310,208    60,322   9.26%
  Other investments                                     6,370       146   4.63%       10,473       273   5.24%

Total Earning Assets                                1,951,550    83,782   8.66%    1,713,942    74,009   8.68%

  Cash and due from banks                              70,556                         72,886
  Reserve for loan losses                             (30,516)                       (27,819)
  Other assets                                         97,483                         74,901

Total                                              $2,089,073                     $1,833,910


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                        $1,420,196    34,136   4.85%   $1,295,154    31,025   4.82%
  Short-term borrowings                               214,578     5,824   5.47%      148,307     3,778   5.12%
  Long-term debt                                       17,383       598   6.91%       20,426       686   6.76%

Total Interest Bearing
  Liabilities                                       1,652,157    40,558   4.95%    1,463,887    35,489   4.88%


  Noninterest bearing deposits                        200,835                        181,326
  Other liabilities                                    59,147                         31,932
  Shareholders' equity                                176,934                        156,765

Total                                              $2,089,073                     $1,833,910

Net Interest Income                                             $43,224                        $38,520

Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                        4.47%                          4.52%


<F1>Interest income includes the effects of taxable equivalent adjustments, using a 40.525%
    rate for 1997 and 1996.  Tax equivalent adjustments for the three-month periods were $895 in 1997 and $916 in 1996 and for the six-month periods were $1,811 in 1997 and $1,822 in
    1996.

<F2>Loan income includes fees on loans for the three-month periods of $964 in 1997 and $718 in 1996 and for the six-month periods of $1,761 in 1997 and $1,474 in 1996.  Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1997 and 1996.  The tax equivalent adjustments for the three-month periods were $31 in 1997 and $37 in 1996 and for the six-month periods were $67 in 1997 and $75 in 1996.

<F3>For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.



PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three-month period ended June 30, 1997, and 1996, was $479,000 and $1,193,000, respectively, and was
$1,708,000 and $2,402,000 for the six-month periods ended June 30, 1997 and
1996.   Net Recoveries of $406,000 have been recorded for the three-month period ended June 30, 1997, compared to $223,000 of Net Charge-offs for the same period in 1996. Year-to-date Net Recoveries of $665,000 have been recorded in 1997, compared to Net Charge-Offs of $1,332,000 through June 1996. The reserve for loan losses was $31,889,000 or 1.97% of net loans at June 30, 1997, compared to $29,516,000 or 2.03% of net loans at December 31, 1996.

    Non-performing assets at June 30, 1997, were $7,991,000 compared to $7,773,000 at December 31, 1996, an increase of 2.8%. At June 30, 1997, non-performing assets were .49% of net loans compared to .53% at December 31, 1996. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of June 30, 1997.


OTHER INCOME

    Other income for the three-month periods ended June 30, 1997, and 1996 was $7,034,000 and $5,909,000, respectively, and for the six-month periods was $14,195,000 in 1997 and $11,355,000 in 1996. For the six-month period, trust fees increased 1.04%, service charges on deposit accounts increased 7.73%, mortgage servicing fees and mortgage loan sale income increased 20.80%, equipment rental income increased 437.11% and commission, securitization and other income increased 20.76%. The significant increase in equipment rental income was primarily due to substantial growth in operating leases. Investment Security losses and other losses for the six-month period ended June 30, 1997, were $303,000 compared to net gains of $127,000 in 1996. The net losses in 1997 were primarily due to a write-down pertaining to a venture capital investment. The net gains in 1996 were primarily due to adjustments made to the carrying value of certain partnership investments.


OTHER EXPENSE

    Other expense for the three-month period ended June 30, 1997, was $18,006,000, an increase of 22.90% over the same period in 1996 and was $34,249,000 for the six-month period ended June 30, 1997, an increase of 20.1% over 1996. For the six-month period ended June 30, 1997, salaries and employee benefits increased 12.41%, net occupancy expense decreased 5.27%, furniture and equipment expense increased 23.30%, depreciation on leased equipment increased 468.30%, business development and marketing expense increased 58.82%, and miscellaneous other expenses increased 17.78% over the same period in 1996. The increase in salaries and furniture and equipment expense is primarily due to ten new branches being opened in 1996. Business development and marketing expense increased due to appreciated stock donated to the 1st Source Foundation. This action enabled 1st Source to capitalize on a tax deduction based on the appreciated value of the donated stock. The increase in miscellaneous expense is due to an increase in supplies and communications expense. The increase in depreciation of leased equipment is due to a significant volume increase of operating leases from the prior year.


INCOME TAXES

    The provision for income taxes for the three-month and six-month periods ended June 30, 1997, was $3,222,000 and $6,457,000, respectively, compared to $3,072,000 and $5,911,000 for the comparable periods in 1996. The provision for income taxes for the six months ended June 30, 1997, and 1996, is at a rate which management believes approximates the effective rate for the year. The increase was due to increased taxable income in 1997.
The decrease in the effective tax rate was due to the donation of appreciated stock, previously mentioned in other expense.



CAPITAL RESOURCES

    The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.
These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.39% at June 30, 1997.

    The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1997 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 1997, was 12.99% and the total risk-based capital ratio was 14.42%.


LIQUIDITY AND INTEREST RATE SENSITIVITY

    Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of liquidity management is to match the sources and uses of funds to anticipated customers' deposits and withdrawals, to anticipate borrowing requirements and to provide for the cash flow needs of 1st Source. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

    Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 1997, the consolidated statement of financial condition was rate sensitive by $11,232,000 more liabilities than assets scheduled to reprice within one year or 98.99%.

    Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

    1st Source has entered into two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the Company's Prime floating rate loans. The notional amount of the first swap as of June 30, 1997, is $27 million. It has a maturity date of January, 2002, and has a current fair value of $(556,000). The second swap has a notional amount of $28 million as of June 30 1997.
It has a maturity date of March, 2001, and has a current fair value of $(324,000).

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

         None

ITEM 2.  Changes in Securities.

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

  During the second quarter of 1997, 1st Source Corporation's shareholders re-elected Rev. E. William Beauchamp, Paul R. Bowles, William P. Johnson and Richard J. Pfeil as directors at the April 17, 1997, annual meeting. They were elected for terms ending in April, 2000. The election showed that 14,202,981 votes were cast (representing 90% of all eligible shares) with all directors receiving a majority of the votes cast.

  1st Source Corporation's shareholders also elected to approve the 1997 Employee Stock Purchase Plan and the offering of 200,000 shares of 1st Source Common Stock thereunder. The election tally showed that 14,108,612 votes were cast (representing 90% of all eligible shares) with the proposal receiving a majority of the votes cast.

  Also at the shareholder's meeting, 1st Source Corporation's shareholders approved the amendments to the Stock Option Plan in order to exempt Plan benefits from the $1 million deductibility limitation pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The election tally showed that 14,099,177 votes were cast (representing 90% of all eligible shares) with the proposed receiving a majority of the votes cast.

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits and Reports on Form 8-K.

         None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    1st Source Corporation




DATE        8/14/97                  /s/ Christopher J. Murphy III
                                               (Signature)
                                 Christopher J. Murphy III, President


DATE        8/14/97                      /s/ Larry E. Lentych
                                               (Signature)
                                 Larry E. Lentych, Treasurer (Chief
                                 Accounting and Financial Officer)