Form 10-Q
period 1997-09-30
1ST SOURCE CORP
filed 1997-11-13
CIK 34782

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997
                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

              Yes      X       No

Number of shares of common stock outstanding as of September 30, 1997 - 15,630,980 shares.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                                                  Page

            Consolidated statements of financial condition --       3
            September 30, 1997, and December 31, 1996

            Consolidated statements of income --                    4
            three months and nine months ended September 30, 1997 and 1996

            Consolidated statements of cash flows --                5
            nine months ended September 30, 1997 and 1996

            Notes to the Consolidated Financial Statements          6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                   September 30   December 31,
                                                           1997          1996

ASSETS
Cash and due from banks                              $   83,595    $  137,588
Interest bearing deposits with other banks                  911           600
Investment securities:
 Securities available-for-sale, at fair value
    (amortized cost of $311,538 and $303,177
    at September 30, 1997 and December 31, 1996)        312,423       302,602
 Securities held-to-maturity, at amortized cost
    (fair value of $117,905 and $125,218 at
    September 30, 1997 and December 31, 1996)           113,528       120,494

Total Investment Securities                             425,951       423,096

Loans - net of unearned discount                      1,719,611     1,455,563
 Reserve for loan losses                                (33,649)      (29,516)

Net Loans                                             1,685,962     1,426,047

Premises and equipment                                   29,371        27,780
Other assets                                             97,320        64,656

Total Assets                                         $2,323,110    $2,079,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                $  215,875    $  207,280
 Interest bearing                                     1,501,684     1,426,698

Total Deposits                                        1,717,559     1,633,978

Federal funds purchased and securities
 sold under agreements to repurchase                    217,039       112,580
Other short-term borrowings                             102,666       112,283
Other liabilities                                        37,155        30,497
Long-term debt                                           15,505        18,596

Total Liabilities                                     2,089,924     1,907,934

Guaranteed Preferred Beneficial Interests
 in the Company's Subordinated Debentures                44,750          --

Shareholders' equity:
 Common stock-no par value                                5,700         5,700
 Capital surplus                                         69,947        69,947
 Retained earnings                                      118,623       102,399
 Less cost of common stock in treasury                   (7,278)       (6,670)
 Unrealized appreciation of investment
  securities, net                                         1,444           457

Total Shareholders' Equity                              188,436       171,833

Total Liabilities and Shareholders' Equity           $2,323,110    $2,079,767


The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                 September 30
                                                    1997           1996           1997           1996

Interest Income:
 Loans, including fees                             $38,471        $32,080       $107,895       $ 92,326
 Investment securities:
    Taxable                                          4,295          3,726         12,540         11,294
    Tax-exempt                                       2,042          2,040          6,132          6,064
    Other                                               34            195            179            469

Total Interest Income                               44,842         38,041        126,746        110,153

Interest Expense:
 Deposits                                           19,143         16,429         53,279         47,454
 Short-term borrowings                               3,330          2,005          9,154          5,783
 Long-term debt                                        277            347            875          1,032

Total Interest Expense                              22,750         18,781         63,308         54,269

Net Interest Income                                 22,092         19,260         63,438         55,884
Provision for Loan Losses                            2,130          1,431          3,838          3,833

Net Interest Income After
 Provision for Loan Losses                          19,962         17,829         59,600         52,051

Other Income:
 Trust fees                                          1,999          1,574          5,491          5,030
 Service charges on deposit accounts                 1,433          1,272          3,969          3,626
 Mortgage servicing fees, and
  mortgage loan sale income                          1,459          1,478          3,794          3,411
 Equipment rental income                             1,955            975          4,617          1,584
 Commission, securitization and
  other income                                       2,120          1,967          5,593          4,843
 Investment securities and other
  gains (losses)                                        24              0           (279)           127

Total Other Income                                   8,990          7,266         23,185         18,621

Other Expense:
 Salaries and employee benefits                     10,111          9,406         29,853         26,969
 Net occupancy expense                               1,143          1,211          3,337          3,527
 Furniture and equipment expense                     1,680          1,510          4,956          4,167
 Depreciation - leased equipment                     1,400            671          3,409          1,100
 Business development and marketing expense            650            581          2,532          1,766
 Other                                               2,935          2,435          8,081          6,804

Total Other Expense                                 17,919         15,814         52,168         44,333

Income Before Income Taxes and
 Subsidiary Trust Distributions                     11,033          9,281         30,617         26,339
Income taxes                                         3,831          3,258         10,288          9,169
Distribution on Preferred Securities of
 Subsidiary Trusts, Net of Tax                         564            --           1,184            --

Net Income                                         $ 6,638       $  6,023        $19,145       $ 17,170

Per Common Share:  <F1>

   Net Income                                      $  0.41       $   0.37        $  1.19       $   1.07
   Dividends                                       $ 0.075       $  0.064        $ 0.222       $  0.192
Weighted Average Common Shares
 Outstanding                                    16,171,672     16,002,776     16,143,953     15,994,873

<F1> The computation of per share data gives retroactive recognition to a
    5:4 stock split declared on  January 21, 1997.

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                   Nine Months Ended September 30
                                                           1997          1996

Operating Activities:
 Net income                                            $  19,145      $ 17,170
 Adjustments to reconcile net income to net cash
    provided by operating activities:
 Provision for loan losses                                 3,838         3,833
 Depreciation of premises and equipment                    5,858         2,902
 Amortization of investment security premiums
    and accretion of discounts, net                          656           552
 Deferred income taxes                                     3,421           (26)
 Realized investment securities (gains)                      279          (127)
 Increase in interest receivable                          (1,343)         (574)
 Increase in interest payable                              9,330         5,869
 Other                                                   (36,250)      (14,122)

Net Cash Provided by Operating Activities                  4,934        15,477

Investing Activities:
 Proceeds from sales and maturities of
  investment securities                                  104,016        76,432
 Purchases of investment securities                     (106,345)      (85,710)
 Net decrease in short-term investments                     (311)       (3,100)
 Loans sold or participated to others                    113,728       109,141
 Net increase in loans made to customers
    and principal collections on loans                  (368,095)     (257,177)
 Net increase in leased assets                            (9,027)       (1,491)
 Purchases of premises and equipment                      (2,746)       (4,494)
 Other                                                    (4,703)          699

Net Cash Used in Investing Activities                   (273,483)     (165,700)

Financing Activities:
 Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts                        (41,715)          657
 Net increase in certificates of deposit                 125,297       105,838
 Net increase in short-term borrowings                    94,842        54,690
 New long-term debt                                          --            140
 Payments on long-term debt                               (3,091)       (2,346)
 New issuance of trust preferred securities               44,750           --
 Acquisition of treasury stock                            (2,046)       (1,349)
 Cash dividends                                           (3,473)       (3,000)
 Other                                                        (8)          (13)

Net Cash Provided by Financing Activities                214,556       154,617

(Increase) Decrease in Cash and Cash Equivalents         (53,993)        4,394

Cash and Cash Equivalents, Beginning of Year             137,588        94,517

Cash and Cash Equivalents, End of Period               $  83,595      $ 98,911

The accompanying notes are a part of the consolidated financial statements.


Notes to the Consolidated Financial Statements

 1. The unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1996 1st Source Corporation Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarters ended March 31, and June 30, 1997, should be read in conjunction with these statements.

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

 4.   In February 1997, Statement of Financial Accounting Standards
      No. 128 (SFAS 128), "Earnings Per Share," was issued by the Financial Accounting Standards Board. 1st Source is required to adopt this pronouncement as of December 31, 1997. SFAS No. 128 will require 1st Source to make a dual presentation of basic and dilutive earnings per share on the face of its consolidated statements of income. The Company does not presently anticipate that SFAS No. 128 will have a significant impact on the Company's historically reported earnings per share.

 5.   The Financial Accounting Standards Board has issued Statement
      No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In addition, the Financial Accounting Standards Board has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosing information about operating segments in interim and annual financial statements. The Corporation will comply with the new disclosure requirements beginning in 1998. The application of the new rules will not have a material impact on the Corporation's financial condition or results of operations.

PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and the 1996
1st Source Corporation Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarters ended March 31, and June 30, 1997. The amounts shown in this analysis have been adjusted to reflect tax-exempt income on a tax equivalent basis using a 40.525% rate.

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

    During the same session, the Governor signed into law two additional bills passed by the legislature. One bill permits powers of national banks for state banks. It authorizes a state-chartered bank or trust company to exercise rights and privileges that are granted to national banks domiciled in Indiana if it requests permission from the Department of Financial Institutions. The other significant bill permits Indiana state-chartered banks to own subsidiaries in states other than Indiana. Previously, only subsidiaries located in the State of Indiana could be owned by Indiana state banks.

          COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                  ENDED SEPTEMBER 30, 1997 AND 1996

    Net income for the three-month and nine-month periods ended September 30, 1997, was $6,638,000 and $19,145,000 respectively, compared to
$6,023,000 and $17,170,000 for the equivalent periods in 1996. The primary reasons for the increase were an increase in net interest income and a strong increase in other income offset by an increase in other expense.

    Net income per share increased to $0.41 and $1.19, respectively, for the three-month and nine-month periods ended September 30, 1997, from $0.37 and $1.07 in 1996. Return on average common shareholders' equity was 14.25% for the nine months ended September 30, 1997, compared to 14.45% in 1996. The return on total average assets was 1.19% for the nine months ended September 30, 1997, compared to 1.23% in 1996.

NET INTEREST INCOME

    The taxable equivalent net interest income for the three-month period ended September 30, 1997, was $23,023,000, an increase of 13.98% over the same period in 1996, resulting in a net yield of 4.35% compared to 4.47% in 1996. The fully taxable equivalent net interest income for the nine-month period ended September 30, 1997, was $66,247,000, an increase of 12.82% over 1996, resulting in a net yield of 4.42% compared to 4.50% in 1996.

    Total average earning assets increased 16.95% and 14.94%, respectively, for the three-month and nine-month periods ended September 30, 1997, over the comparative periods in 1996. Total average investment securities increased 10.6% and 8.2%, respectively for the three-month and nine-month periods, due to an increase in municipal and agency securities, while a 19.72% and 17.53% increase for the three-month and nine-month periods for average loans occurred primarily in commercial mortgage, transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.64% and 8.63% for the three-month period ended September 30, 1997, and 1996, and 8.65% and 8.66% for the nine-month period ended September 30, 1997, and 1996.

    Average deposits increased 11.85% and 10.52%, respectively, for the three-month and nine-month periods over the same periods from 1996. The cost rate on average interest-bearing funds was 5.08% and 4.84% for the three-months ended September 30, 1997, and 1996, and 5.00% and 4.86% for the nine-month periods ended September 30, 1997 and 1996. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year.

    The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                                              Three Months Ended September 30
                                                           1997                                  1996
                                                         Interest                                Interest
                                              Average     Income/    Yield/        Average        Income/      Yield/
                                              Balance     Expens      Rate         Balance        Expense       Rate

ASSETS:
  Investment securities:
    Taxable                                $  283,097     $ 4,295     6.02%     $  248,113        $ 3,726       5.97%
    Tax exempt <F1>                           153,679       2,919     7.54%        146,919          2,952       7.99%
  Net loans <F2><F3>                        1,661,407      38,526     9.20%      1,387,767         32,106       9.20%
  Other investments                             3,497          33     3.74%         14,280            196       5.46%

Total Earning Assets                        2,101,680      45,773     8.64%      1,797,079         38,980       8.63%

  Cash and due from banks                      75,689                               77,921
  Reserve for loan losses                     (32,326)                             (29,089)
  Other assets                                114,290                               85,396

Total                                      $2,259,333                           $1,931,307

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                $1,525,952     $19,144     4.97%     $1,365,301        $16,429       4.79%
  Short-term borrowings                       236,157       3,329     5.59%        159,505          2,004       5.00%
  Long-term debt                               15,505         277     7.09%         19,694            348       7.03%

Total Interest Bearing Liabilities          1,777,614      22,750     5.08%      1,544,500         18,781       4.84%

  Noninterest bearing deposits                213,338                              189,725
  Other liabilities                            83,324                               34,353
  Shareholders' equity                        185,057                              162,729

Total                                      $2,259,333                           $1,931,307

Net Interest Income                                       $23,023                                 $20,199

Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                                     4.35%                                     4.47%



                                                              Nine Months Ended September 30
                                                           1997                                 1996
                                                        Interest                                 Interest
                                              Average     Income/    Yield/        Average        Income/      Yield/
                                              Balance     Expense      Rate        Balance        Expense       Rate
ASSETS:
  Investment securities:
   Taxable                                 $  274,197     $12,540     6.11%     $  248,788        $11,294       6.06%
   Tax exempt <F1>                            152,017       8,819     7.76%        145,068          8,798       8.10%
  Net loans <F2><F3>                        1,570,527     108,017     9.20%      1,336,250         92,428       9.24%
  Other investments                             5,402         179     4.44%         11,751            470       5.34%

Total Earning Assets                        2,002,143     129,555     8.65%      1,741,857        112,990       8.66%

  Cash and due from banks                      72,286                               74,576
  Reserve for loan losses                     (31,126)                             (28,245)
  Other assets                                103,147                               78,425

Total                                      $2,146,450                           $1,866,613

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                $1,455,835      53,279     4.89%     $1,318,707        $47,454       4.81%
  Short-term borrowings                       221,850       9,154     5.52%        152,067          5,783       5.08%
  Long-term debt                               16,750         875     6.96%         20,180          1,032       6.84%

Total Interest Bearing
  Liabilities                               1,694,435      63,308     5.00%      1,490,954         54,269       4.86%


  Noninterest bearing deposits                205,048                                             184,146
  Other liabilities                            67,295                               32,745
  Shareholders' equity                        179,672                              158,768

Total                                      $2,146,450                           $1,866,613

Net Interest Income                                      $66,247                                  $58,721

Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                    4.42%                                     4.50%

<F1> Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1997 and 1996. Tax equivalent adjustments for the three-month periods were $876 in 1997 and $912 in 1996 and for the nine-month periods were $2,687 in 1997 and $2,733 in 1996.

<F2> Loan income includes fees on loans for the three-month periods of
     $1,151 in 1997 and $810 in 1996 and for the nine-month periods of $2,912 in 1997 and $2,284 in 1996. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1997 and 1996. The tax equivalent adjustments for the three-month periods were $54 in 1997 and $27 in 1996 and for the nine-month periods were $121 in 1997 and $102 in 1996.

<F3> For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.
</Fn

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three-month period ended September 30, 1997, and 1996, was $2,130,000 and $1,431,000, respectively, and was $3,838,000 and $3,833,000 for the nine-month periods ended
September 30, 1997 and 1996.   Net Charge-offs of $370,000 have been
recorded for the three-month period ended September 30, 1997, compared to $431,000 of Net Charge-offs for the same period in 1996. Year-to-date Net Recoveries of $295,000 have been recorded in 1997, compared to Net Charge-Offs of $1,763,000 through September 1996. The reserve for loan losses was $33,649,000 or 1.96% of net loans at September 30, 1997, compared to $29,516,000 or 2.03% of net loans at December 31, 1996.

     Non-performing assets at September 30, 1997, were $9,632,000 compared to $7,773,000 at December 31, 1996, an increase of 23.92%. At
September 30, 1997, non-performing assets were .56% of net loans compared to .53% at December 31, 1996. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of September 30, 1997.

OTHER INCOME
     Other income for the three-month periods ended September 30, 1997, and 1996 was $8,990,000 and $7,266,000, respectively, and for the nine-month periods was $23,185,000 in 1997 and $18,621,000 in 1996. For the nine-
month period, trust fees increased 9.17%, service charges on deposit accounts increased 9.46%, mortgage servicing fees and mortgage loan sale income increased 11.23%, equipment rental income increased 291.48% and commission, securitization and other income increased 15.49%. The significant increase in equipment rental income was primarily due to substantial growth in operating leases. Investment Security losses and other losses for the nine-month period ended September 30, 1997, were $279,000 compared to net gains of $127,000 for the same period in 1996.
The net losses in 1997 were primarily due to a write-down pertaining to a venture capital investment. The net gains in 1996 were primarily due to adjustments made to the carrying value of certain partnership investments.


OTHER EXPENSE
     Other expense for the three-month period ended September 30, 1997, was $17,919,000, an increase of 13.31% over the same period in 1996 and was $52,168,000 for the nine-month period ended September 30, 1997, an increase of 17.67% over 1996. For the nine-month period ended
September 30, 1997, salaries and employee benefits increased 10.69%, net occupancy expense decreased 5.39%, furniture and equipment expense increased 18.93%, depreciation on leased equipment increased 309.91%, business development and marketing expense increased 43.37%, and miscellaneous other expenses increased 18.77% over the same period in 1996. The increase in salaries and furniture and equipment expense is primarily due to ten new branches being opened in 1996, and two in 1997. Business development and marketing expense increased due to appreciated stock donated to the 1st Source Foundation. This action enabled
1st Source to capitalize on a tax deduction based on the appreciated value of the donated stock. The increase in miscellaneous expense is due to an increase in supplies and communications expense. The increase in depreciation of leased equipment is due to a significant volume increase of operating leases from the prior year.

INCOME TAXES
     The provision for income taxes for the three-month and nine-month periods ended September 30, 1997, was $3,831,000 and $10,288,000, respectively, compared to $3,258,000 and $9,169,000 for the comparable periods in 1996. The provision for income taxes for the nine months ended September 30, 1997, and 1996, is at a rate which management believes approximates the effective rate for the year. The increase was due to increased taxable income in 1997. The effective tax rate for the nine months ended September 30, 1997, has declined due to the donation of appreciated stock, previously mentioned in other expense.

CAPITAL RESOURCES
     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.12% at September 30, 1997.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1997 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 1997, was 12.65% and the total risk-based capital ratio was 14.07%.

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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 1997, the consolidated statement of financial condition was rate sensitive by $3,438,000 more assets than liabilities scheduled to reprice within one year or 100.29%.

     Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

     1st Source has entered into two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the Company's prime floating rate loans. The notional amount of the first swap as of September 30, 1997, is $27 million. It has a maturity date of January, 2002, and has a current fair value of $(250,000). The second swap has a notional amount of $27 million as of September 30 1997. It has a maturity date of March, 2001, and has a current fair value of $(85,000).

     The Company pays a variable interest rate (one-month LIBOR) on each swap and receives a fixed rate. The interest rate swaps are the most efficient means of protecting the bank's net interest rate margin in a declining interest rate environment. Conversely, if interest rates increase, the increased contribution to net interest income from on-balance sheet assets will substantially offset any negative impact on net interest income from these swap transactions.

                          PART II.  OTHER INFORMATION

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

                                1st Source Corporation


DATE        10/13/97           /s/ Christopher J. Murphy III
                                        (Signature)
                              Christopher J. Murphy III, President


DATE        10/13/97              /s/ Larry E. Lentych
                                        (Signature)
                              Larry E. Lentych, Treasurer (Chief
                              Accounting and Financial Officer)