Form 10-K405
period 1997-12-31
1ST SOURCE CORP
filed 1998-03-06
CIK 34782

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
                               ------------------------------------------------

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   ----------------------     -----------------

     Commission file number 0-6233
                            ------

                            1st SOURCE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Indiana                                      35-1068133
-----------------------------------------         -----------------------------
     (State of other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

100 N. Michigan Street, South Bend, Indiana                            46601
-------------------------------------------                          ----------
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:                219/235-2000
                                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:                None
                                                                           ----
Securities registered pursuant to Section 12(g) of the Act:

 9% Cumulative Trust Preferred Securities and related guarantee - $25 par value
 ------------------------------------------------------------------------------
                                (Title of Class)
                                ----------------
       Floating Rate Cumulative Trust Preferred Securities and related
       ---------------------------------------------------------------
                           guarantee - $25 par value
                           -------------------------
                                (Title of Class)
                                ----------------
                        Common Stock - without par value
                        --------------------------------
                                (Title of Class)
                                ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
    -----------    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 17, 1998.
Common Stock, without par value - $279,966,444.
-----------------------------------------------

The number of shares outstanding of each of the registrant's classes of stock as of February 17, 1998.
Common Stock, without par value - 17,450,797 shares.
----------------------------------------------------
9% Cumulative Trust Preferred Securities and related guarantee, $25 par
-----------------------------------------------------------------------
value - 1,100,000 shares.
-------------------------
Floating Rate Cumulative Trust Preferred Securities and related guarantee,
--------------------------------------------------------------------------
$25 par value - 690,000 shares.
-------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1997, are incorporated by reference into Part II.

Portions of the annual proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Parts II and III.

PART I
------

ITEM 1.     BUSINESS

GENERAL

      1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "Company" refers to 1st Source Corporation and its subsidiaries. At December 31, 1997, the Company had assets of $2.42 billion, deposits of $1.89 billion and total shareholders' equity of $195.0 million. Pages 18 through 41 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference.

      The Company, through its principal subsidiary 1st Source Bank (the "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 45 banking locations in the northern Indiana/southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private aircraft, automobiles for leasing and rental agencies, heavy duty trucks and construction equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of eight counties in northern Indiana and three counties in southwestern lower Michigan. South Bend, in St. Joseph County, is the largest city in a 55-mile radius, and is a regional center for educational institutions, health care, financial, accounting and legal services and retailing.

      The Company's other subsidiaries include 1st Source Leasing, Inc., an originator and servicer of personal property leases to businesses nationwide, 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend, 1st Source Capital Corporation, a licensed small business investment company, 1st Source Capital Trust I and II, subsidiaries created to issue $44.75 million of Trust Preferred Securities, Michigan Transportation Finance Corporation, a company which manages the non-Indiana assets of our national niche lending businesses, and Trustcorp Mortgage Company, a mortgage banking company with four offices in Indiana and one in Ohio. The Company's inactive subsidiaries include 1st Source Travel, Inc., 1st Source Auto Leasing, Inc., and FBT Capital Corporation.

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

      The Company has employed the following strategies to further its Vision 2000 objectives:

      1. Increase market share in each market served and as a percentage of each customer's relationship. The Company opened three new banking locations in 1997 and ten in 1996 as part of its banking center expansion program designed to maintain its position as one of the dominant financial institutions in its market area -- which includes eight counties in northern Indiana and three counties in southwestern lower Michigan. Management believes that such a strategy allows the most effective and efficient use of the Company's marketing resources and assures that the Company's banking offices are accessible to a majority of the people residing in the markets served. The Company's goal is to deliver highly personal and superior customer services through each of its banking facilities and to meet a higher percentage of each customer's financial needs through personal relationship management.

      2. Expand fee-based businesses. The Company currently provides a number of fee-based services to its clients, the major services being trust, mortgage banking, equipment leasing, property and casualty insurance, and securitized loan servicing. The Company believes that additional sources of fee income are available from existing relationships and that existing fee-based product lines can be used effectively in developing new relationships with customers. The Company also believes that customers are more loyal and responsive to its products and services when a large percentage of a customer's financial services are provided directly by the Company. The Company's fee-based businesses are designed to strengthen the relationship between the Company and its customers.

      3. Expand the national niche businesses across the United States taking advantage of specialized opportunities. The Company caters to specialized national market niches that management believes are not being well served by either the credit subsidiaries of manufacturers or by other financial institutions. Asset-based lending and personal relationship management of the customer base, together with an efficient method of operation, is the focus of the Bank's Transportation and Equipment Financing Group, which provides such services. Additional experienced sales people have been and will be added to ensure better geographic coverage in areas of opportunity. The Company has also pursued a strategy of securitizing loan receivables so that this Group's business growth is not totally dependent on deposit funding.

      4. Actively managing credit quality. The Company has adopted a proactive credit management process with loan officers maintaining responsibility for the quality of the credits they originate and manage. The credit management process is supported by a collective and collaborative review and approval process and is balanced by a review, evaluation and grading process undertaken by an objective third party. Senior management is actively involved in the management of the process and incentive compensation is based on the Company's overall credit experience.

BANKING AND FINANCIAL SERVICES

      The organization provides financial services through the following groups:

      *     Personal and Small Business Banking Group --

            The Bank's Personal and Small Business Banking Group serves individuals and small businesses with direct lending, credit cards, auto leasing, personal trust, brokerage services, and a wide range of deposit products. The Group's operations are conducted through the Bank's main office, its 45 branch offices, two free-standing drive-up facilities and 47 automatic teller machines. Loans of approximately $462 million and deposits of approximately $1.56 billion were attributable to the Group at December 31, 1997. The Bank's Personal Trust Division managed approximately 1,626 accounts at December 31, 1997, consisting of $929 million in assets. The Personal Trust Division earned $4.77 million in fee income during 1997.

            Besides traditional branch locations, alternative delivery systems are in place to enhance customer service. Certificates of Deposit and the ability to pay bills are offered on the Internet and customers also can use their telephone to check their account balances and transfer funds 24 hours a day. A centralized "loan by phone" system provides customers with immediate loan decisions while they are on the phone and coordinates product delivery through the local banking offices. The organization's goal is to continue to improve the match between a customer's individual needs and the Bank's products and services.

      *     Commercial Banking Group --

            The Bank's Commercial Banking Group provides a wide range of services to business customers, including loans and leases, investments, international services, corporate cash management and employee benefit trust services. Customers can initiate deposit and loan transactions, check balances and account clearings, and transfer funds among accounts on a daily basis using a direct-access PC to communicate with the Bank. The Group's primary focus is privately-held or closely-controlled firms, which have annual sales between $2 million and $100 million and are doing business or are located within an 80-mile radius of South Bend. Loans of approximately $541 million and deposits of approximately $71 million were attributable to the Group at December 31, 1997. The Bank's Employee Benefit Division managed approximately 526 retirement plans at December 31, 1997, consisting of $626 million in assets. The Employee Benefit Division earned $2.54 million in fee income during 1997.

      *     Transportation and Equipment Financing Group --

            The Bank's Transportation and Equipment Financing Group offers specialized financing services nationwide. The Group serves a limited number of high-quality automobile leasing and rental companies, truck leasing companies and manufacturers of specialized truck bodies, finances used aircraft nationwide, and provides lending services to dealers, contractors and other end users of construction equipment. The Group has employees located in Alaska, Georgia, Indiana, Kansas, Michigan, North Carolina, Pennsylvania, Washington and Wisconsin. Loans of approximately $743 million, or 41.3% of the Company's consolidated total loans, were attributable to the Group at December 31, 1997. The Group also services approximately $167 million of off-balance sheet loans, primarily as the result of securitizations.

      *     Mortgage Banking Group --

            Trustcorp Mortgage Company, a subsidiary of the Company, is a mortgage banking company operating on a regional basis. The principal business activities include origination, purchase, sale and servicing of mortgage loans for investors. Locations include four offices in Indiana and one in Columbus, Ohio. As of December 31, 1997, Trustcorp Mortgage Company had outstanding loans of $49 million and serviced a mortgage portfolio of $1.35 billion.

OWNERSHIP

      As of February 17, 1998, the directors and executive officers of the Company and their immediate families owned approximately 44.2% of the Company's common stock and, as a result, exercise substantial control over the Company.

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

      The Company competes against larger financial institutions, which have the advantage of certain economies of scale not enjoyed by a financial institution the size of the Company. 1st Source counters by relying on a history in the market dating back to 1863, with the relationships long-term employees have with their customers and with the capacity for quick local decision-making.

EMPLOYEES

      The Company employs approximately 966 persons on a full-time equivalent basis. The Company provides a wide range of employee benefits and considers employee relations to be good.

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the Bank Insurance Fund ("BIF") and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA, in general, includes provisions, among others, to (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks, (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums, (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty, (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate, (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts, (vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages, and
(viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. FDICIA also permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary and grants authority to the FDIC to establish semiannual assessment rates on BIF and the Savings Association Insurance Fund ("SAIF") member banks so as to maintain these funds at the designated reserve ratios.

      FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions, and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

      Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company has the right to convert the banks which its owns in different states to branches of a single bank. A state is permitted to "opt out" of portions of the law which will permit conversion of separate banks to branches, but is not permitted to "opt out" of portions of the law allowing bank holding companies from other states to enter the state. A state may also determine, at its option, to permit interstate branching through the establishment of de novo branches by out-of-state banks. The states of Indiana and Michigan have "opted in" early to the interstate branching provisions of the Interstate Act and have also authorized the establishment of de novo branches of out-of-state banks. The Bank established two such branches in Michigan during 1996 and 1997. The Interstate Act also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

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

      EGRPRA also provides for the recapitalization of SAIF, which generally insures the deposits of thrift institutions, in order to bring it into parity with the BIF. As a result of this recapitalization, the overall FDIC assessment rate for 1998 for the Bank is 1.26 basis points for each $100 of BIF assessable deposits.

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

      Insurance of Accounts. The FDIC provides insurance, through the BIF, to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. On January 1, 1996, the FDIC adopted an amendment to its BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only. Following enactment of EGRPRA, the overall assessment rate for 1998 for institutions in the lowest risk-based premium category was revised to equal 1.26 cents for each $100 of BIF-assessable deposits. Deposits insured by the SAIF continue to be assessed at a higher rate. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero, and all of the assessments paid by institutions in this category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance
Corporation.

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

FORWARD LOOKING STATEMENTS

      Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance, in light of these risks and uncertainties, that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

      * Credit risk: While the Company has had excellent credit quality in recent years, approximately 62% of its loans at December 31, 1997 were in commercial, financial, agricultural and transportation and equipment loans. Changes in local economic conditions could adversely affect credit quality in the Company's local business loan portfolio, while national regulatory or economic condition changes could negatively impact the quality of the transportation and equipment portfolio.

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

      * Retail expansion: The Company's planned future growth includes an emphasis on retail expansion, with the ten new branches opened in 1996, three in 1997, and those to be opened in 1998 and beyond. This expansion has and will continue to increase the Company's operating costs. The Company needs to achieve the revenue growth anticipated from this expansion in order to maintain its efficiency and profitability trends in future years.

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

                                            SELECTED STATISTICAL INFORMATION
                              Distribution of Assets, Liabilities and Shareholders' Equity
                                        Interest Rates and Interest Differential
                                                 (Dollars in Thousands)
Year ended December 31,                     1997                         1996                         1995
                                 ---------------------------   --------------------------   ---------------------------
                                             Interest                     Interest                     Interest
                                   Average    Income/  Yield/    Average   Income/  Yield/    Average   Income/   Yield/
                                   Balance    Expense   Rate     Balance   Expense   Rate     Balance   Expense    Rate
                                 ---------------------------   --------------------------   ---------------------------
ASSETS:

   Investment securities:
      Taxable                    $  272,400   $ 16,638  6.11%  $  254,033  $ 15,337  6.04%  $  244,567  $ 15,184   6.21%
      Tax-exempt<F1>                151,686     11,723  7.73%     146,176    11,787  8.06%     129,409    11,285   8.72%
   Net loans<F2><F3>              1,610,889    148,061  9.19%   1,348,089   124,467  9.23%   1,172,438   111,115   9.48%
   Other investments                 11,662        592  5.08%      18,757       995  5.30%      23,289     1,337   5.74%
                                 ----------   --------  ----   ----------  --------  ----   ----------  --------   ----

Total Earning Assets              2,046,637    177,014  8.65%   1,767,055   152,586  8.64%   1,569,703   138,921   8.85%

   Cash and due from banks           73,246                        75,378                       72,647
   Reserve for loan losses          (31,966)                      (28,482)                     (26,081)
   Other assets                     110,383                        81,263                       70,291
                                 ----------                    ----------                   ----------

Total                            $2,198,300                    $1,895,214                   $1,686,560
                                 ==========                    ==========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest bearing deposits     $1,488,287    $73,150  4.92%  $1,337,345   $64,214  4.80%  $1,181,219   $56,185   4.76%
   Short-term borrowings            227,757     13,014  5.71%     156,003     7,843  5.03%     135,373     6,938   5.13%
   Long-term debt                    16,527      1,160  7.02%      19,876     1,372  6.90%      23,302     1,823   7.82%

Total Interest Bearing
  Liabilities                     1,732,571     87,324  5.04%   1,513,224    73,429  4.85%   1,339,894    64,946   4.85%
                                 ----------    -------  ----   ----------   -------  ----   ----------   -------   ----

   Noninterest bearing deposits     210,686                       186,804                      173,234
   Other liabilities                 72,500                        33,862                       30,765
   Shareholders' equity             182,543                       161,324                      142,667
                                 ----------                    ----------                   ----------

Total                            $2,198,300                    $1,895,214                   $1,686,560
                                 ==========                    ==========                   ==========
                                               -------                      -------                      -------
Net Interest Income                            $89,690                      $79,157                      $73,975
                                               =======                      =======                      =======

Net Yield on Earning Assets on                          ----                         ----                          ----
   a Taxable Equivalent Basis                           4.38%                        4.48%                         4.71%
                                                        ====                         ====                          ====

<F1>   Interest income including the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $3,536 in 1997, $3,635 in 1996 and $3,635 in 1995.

<F2>   Loan income includes fees on loans of $4,097 in 1997, $3,136 in 1996 and $2,739 in 1995. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $162 in 1997, $131 in 1996 and $171 in 1995.

<F3>   For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                                       Increase (Decrease) Due to<F1>
                                                                --------------------------------------------
                                                                  Volume             Rate              Net
                                                                ----------         --------          -------
                                                                               (In Thousands)
1997 compared to 1996
  Interest earned on:
       Loans                                                     $23,782           $  (405)          $23,377
       Investment securities:
         Taxable                                                   1,367               151             1,518
         Tax-exempt                                                  607              (671)              (64)
       Interest-bearing deposits with
          other banks                                                (53)              (62)             (115)
       Federal funds sold and other
          money market investments                                  (316)               28              (288)
                                                                 -------           -------           -------
              Total Earning Assets                               $25,387           $  (959)          $24,428

  Interest paid on:
       Savings deposits                                               91              (419)             (328)
       Other time deposits                                         8,688               576             9,264
       Short-term borrowings                                       3,999             1,172             5,171
       Long-term debt                                               (232)               20              (212)
                                                                 -------           -------           -------
              Total Interest-Bearing Liabilities                  12,546             1,349            13,895
                                                                 -------           -------           -------
  Net Interest Income                                            $12,841           $(2,308)          $10,533
                                                                 =======           =======           =======


1996 compared to 1995
  Interest earned on:
       Loans                                                     $16,516           $(2,947)          $13,569
       Investment securities:
         Taxable                                                     391              (455)              (64)
         Tax-exempt                                                1,201              (699)              502
       Interest-bearing deposits with
         other banks                                                  88                36               124
       Federal funds sold and other
         money market investments                                   (361)             (105)             (466)
                                                                 -------           -------           -------
              Total Earning Assets                                17,835            (4,170)           13,665

  Interest paid on:
       Savings deposits                                              (44)              (42)              (86)
       Other time deposits                                         8,938              (823)            8,115
       Short-term borrowings                                       1,037              (132)              905
       Long-term debt                                               (255)             (196)             (451)
                                                                 -------           -------           -------
              Total Interest-Bearing Liabilities                   9,676            (1,193)            8,483
                                                                 -------           -------           -------
  Net Interest Income                                            $ 8,159           $(2,977)          $ 5,182
                                                                 =======           =======           =======

<F1>   The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                           December 31
                                                                 -------------------------------
                                                                   1997       1996        1995
                                                                 --------   --------    --------
                                                                          (In Thousands)
U.S. Treasury and government agencies and corporations           $228,884   $253,434    $239,658
States and political subdivisions                                 148,228    150,044     140,319
Other                                                              37,796     19,618      16,398
                                                                 --------   --------    --------
                    Total                                        $414,908   $423,096    $396,375

The following table shows the maturities of investment securities at December 31, 1997, at the carrying amounts and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 40.525% tax rate) of such securities.

                                                                 Maturing
                            --------------------------------------------------------------------------------------
                                                     After One               After Five
                                Within               But Within              But Within                After
                               One Year              Five Years               Ten Years              Ten Years
                            --------------         ---------------         ---------------        ----------------
                            Amount   Yield         Amount    Yield         Amount    Yield        Amount     Yield
                            ------   -----         ------    -----         ------    -----        ------     -----
                                                           (Dollars in Thousands)
U.S. Treasury and
    government agencies
    and corporations       $77,994   5.66%        $ 83,113   6.02%        $ 6,096    6.02%       $ 61,681    6.15%

States and political
    subdivisions            19,776   6.98%          59,517   7.33%         57,612    8.41%         11,323    7.32%

Other                          120   6.76%           4,865   6.37%          1,953    7.14%         30,858    5.26%
                           -------   ----         --------   ----         -------    ----        --------    ----
         Total             $97,890   5.93%        $147,495   6.56%        $65,661    8.15%       $103,862    6.01%

============================================================================
Weighted average yields on tax-exempt obligations have been computed by adjusting tax-exempt income to a fully taxable equivalent basis, excluding the effect of the tax preference interest expense adjustments.


LOAN PORTFOLIO

The following table shows the Company's loan distribution at the end of each of the last five years for December 31:

                                   1997         1996          1995         1994          1993
                                ----------   ----------    ----------   ----------    ----------
                                                      (Dollars in Thousands)
Domestic Loans:

   Transportation and
      equipment                 $  752,677   $  561,042    $  457,930   $  358,128    $  382,483

   Commercial, financial
      and agricultural             364,391      335,192       314,421      293,171       256,467

   Real estate                     568,136      468,109       408,028      377,532       316,758

   Installment                     111,577       91,220        79,036       71,882        64,105
                                ----------   ----------    ----------   ----------    ----------

        Total Domestic Loans    $1,796,781   $1,455,563    $1,259,415   $1,100,713    $1,019,813
                                ==========   ==========    ==========   ==========    ==========

The following table shows the rate sensitivity of loans (excluding residential mortgages for 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1997. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                                         Rate Sensitivity
                                ----------------------------------------------------------------
                                 Within        After One But          After
                                One Year     Within Five Years      Five Year           Total
                                --------     -----------------      ---------         ----------
                                                           (In Thousands)
Transportation and
    equipment                   $422,833          $312,180           $ 7,317          $  742,330

Commercial, financial
    and agricultural             263,019            45,392             5,210             313,621

Real Estate                      196,261            30,459             9,099             235,819
                                --------          --------           -------          ----------

               Total            $882,113          $388,031           $21,626          $1,291,770
                                ========          ========           =======          ==========

                                                                          Rate Sensitivity
                                                                    ----------------------------
                                                                     Fixed              Variable
                                                                      Rate                Rate
                                                                    --------            --------
Due after one year but within five years                            $376,874             $11,157

Due after five years                                                   9,471              12,155
                                                                    --------             -------

               Total                                                $386,345             $23,312
                                                                    ========             =======

The following table summarizes the nonaccrual, past due and restructured loans:

                                                            December 31
                                    ------------------------------------------------------------
                                     1997         1996          1995         1994          1993
                                    ------       ------        ------       ------        ------
                                                        (Dollars in Thousands)
Nonaccrual Loans                   $10,030       $6,678        $4,893       $3,314        $3,175

Accruing loans past
    due 90 days or more                730          557           274          477           494

Restructured loans                    --           --            --            133           667
                                   -------       ------        ------       ------        ------

    Total Nonperforming Loans      $10,760       $7,235        $5,167       $3,924        $4,336
                                   =======       ======        ======       ======        ======

LOAN PORTFOLIO (Concluded)

Information with respect to nonaccrual and restructured loans at December 31, 1997 and 1996 is as follows:

                                                                     December 31
                                                                --------------------
                                                                 1997          1996
                                                                ------        ------
                                                                  (In Thousands)
Nonaccrual loans                                               $10,030        $6,678

Interest income which would have been
     recorded under original terms                               1,173           813

Interest income recorded during the period                         387           280

At December 31, 1997, $9,561,000 of the nonaccrual loans are collateralized.

Potential Problem Loans
-----------------------

At December 31, 1997, management was not aware of any potential problem loans that would have a material affect on loan delinquency or loan charge-offs. Loans are subject to constant review and are given management's attention whenever a problem situation appears to be developing.

Loan Concentrations
-------------------

At December 31, 1997, 18.9% of total business loans were concentrated with borrowers in truck and automobile leasing companies. Loans to air transportation and aircraft dealers accounted for 12.7% of all business loans at December 31, 1997.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                         December 31
                                               --------------------------------------------------------------
                                                  1997         1996         1995         1994         1993
                                               ----------   ----------   ----------   ----------   ----------
                                                                       (In Thousands)
Amount of loans outstanding
    at end of period                           $1,796,781   $1,455,563   $1,259,415   $1,100,713   $1,019,813
                                               ==========   ==========   ==========   ==========   ==========

Average amount of net loans
    outstanding during period                  $1,610,889   $1,348,489   $1,172,438   $1,066,752   $  986,958
                                               ==========   ==========   ==========   ==========   ==========

Balance of reserve for loan
    losses at beginning of period              $   29,516   $   27,470   $   23,868   $   22,350   $   19,141

Charge-offs:
    Transportation and equipment                      317          347           36           29          560
    Commercial, financial
       and agricultural                               293        2,385          985        1,007          809
    Real Estate                                       157          230          597          816           92
    Installment                                       643          324          372          205          560
                                               ----------   ----------   ----------   ----------   ----------
       Total charge-offs                            1,410        3,286        1,990        2,057        2,021
                                               ----------   ----------   ----------   ----------   ----------

Recoveries:
    Transportation and equipment                      917          593        2,224          225          699
    Commercial, financial
       and agricultural                               101          383          287          166          359
    Real estate                                        87          359          122          215          362
    Installment                                       161          172          202          214          277
                                               ----------   ----------   ----------   ----------   ----------
       Total recoveries                             1,266        1,507        2,835          820        1,697
                                               ----------   ----------   ----------   ----------   ----------

Net charge-offs (recoveries)                          144        1,779         (845)       1,237          324

Additions charged to
    operating expense                               6,052        4,649        2,757        4,197        3,533

Recaptured reserve due
    to loan securitization                           --           (824)          --       (1,442)          --
                                               ----------   ----------   ----------   ----------   ----------

Balance at end of period                       $   35,424   $   29,516   $   27,470   $   23,868   $   22,350
                                               ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs (recoveries)
    to average net loans outstanding                 0.01%        0.13%      (0.07%)        0.12%        0.03%

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

In 1997, after management's assessment of loan quality, the Company made a charge of $6.05 million to operations as a provision for loan losses. At December 31, 1997, the reserve for loan losses was $35.42 million, or 1.97% of loans outstanding net of unearned discount.

As of December 31, 1997, impaired loans totaled $9.39 million, of which $1.14 million had corresponding specific reserves for loan losses totaling $0.61 million. The remaining $8.25 million of impaired loans had no specific reserves for loan losses associated with them. The vast majority of the impaired loans are nonaccrual loans; interest is not recognized on nonaccrual loans subsequent to the date the loan is placed in nonaccrual status. Interest on the remainder of the impaired loans is recognized on an accrual basis. For 1997, the average recorded investment in impaired loans was $9.46 million and interest income recognized on impaired loans totaled $376,000.

SUMMARY OF LOAN LOSS EXPERIENCE (Concluded)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:


                                                             (Dollars in Thousands)
                             1997                 1996                 1995                 1994                 1993
                       -----------------    -----------------    -----------------    -----------------    -----------------
                                Percent              Percent              Percent              Percent              Percent
                                Of Loans             Of Loans             Of Loans             Of Loans             Of Loans
                                In Each              In Each              In Each              In Each              In Each
                                Category             Category             Category             Category             Category
                       Reserve  to Total    Reserve  to Total    Reserve  to Total    Reserve  to Total    Reserve  to Total
                        Amount   Loans       Amount   Loans       Amount   Loans       Amount   Loans       Amount   Loans
                       -------  --------    -------  --------    -------  --------    -------  --------    -------  --------
Transportation and
   equipment           $ 6,132    41.9%     $ 4,553    38.5%     $ 3,608    36.4%     $ 2,917    32.5%     $ 2,864    37.5%

Commercial, financial
   and agricultural      2,864    20.3%       3,530    23.0%       3,396    25.0%       2,565    26.6%       3,011    25.1%

Real estate              1,764    31.6%       1,360    32.2%       1,868    32.4%       2,060    34.4%       2,119    31.1%

Installment              1,382     6.2%       1,212     6.3%       1,147     6.2%       1,166     6.5%         920     6.3%

Unallocated            $23,282     -- %      18,861     --        17,451     --        15,160     --        13,436     --
                       -------   -----      -------   -----      -------   -----      -------   -----      -------   -----
   Total               $35,424   100.0%     $29,516   100.0%     $27,470   100.0%     $23,868   100.0%     $22,350   100.0%
                       =======   =====      =======   =====      =======   =====      =======   =====      =======   =====

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                      Year Ended December 31
                                -------------------------------------------------------------------
                                        1997                    1996                    1995
                                -------------------     -------------------     -------------------
                                  Amount       Rate       Amount       Rate       Amount       Rate
                                ----------     ----     ----------     ----     ----------     ----
Noninterest bearing
   demand deposits              $  210,685      -- %    $  186,804      -- %    $  173,234      -- %

Interest bearing
    demand deposits                 75,765     2.30%       135,328     2.21%       174,059     2.22%

Savings deposits                   341,777     2.52%       279,608     2.76%       242,504     2.85%

Other time deposits              1,070,746     5.86%       922,409     5.80%       764,656     5.94%
                                ----------              ----------              ----------

   Total                        $1,698,973              $1,524,149              $1,354,453
                                ==========              ==========              ==========


The amount of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1997, by time remaining until maturity is as follows (in thousands):

               Under 3 months           $220,399
               4  -  6 months             71,148
               7  - 12 months             52,592
               Over 12 months             65,464
                                        --------
                                        $409,603
                                        ========

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                                             Year Ended December 31
                                                ------------------------------------------------
                                                 1997                 1996                 1995
                                                ------               ------               ------
Percentage of net income to:

Average shareholders' equity                    14.51%               14.38%               14.75%

Average total assets                             1.21%                1.22%                1.25%

Percentage of dividends declared
   per common share to diluted net income
      per common share                          18.46%               18.18%               17.48%

Percentage of average shareholders'
   equity to average total assets                8.30%                8.51%                8.46%

ITEM 1.  BUSINESS (Concluded)

SHORT-TERM BORROWINGS

The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings in thousands, as well as weighted average interest rates for the last three years.

                                           Federal Funds
                                           Purchased and
                                              Security                              Other
                                             Repurchase         Commercial       Short-Term          Total
            1997                             Agreements            Paper         Borrowings        Borrowings
----------------------------               -------------        ----------       ----------        ----------
Balance at December 31, 1997                  $117,987            $3,892          $113,127          $235,006
Maximum amount outstanding
   at any month-end                            217,039             6,641           113,127           336,807
Average amount outstanding                     136,208             5,321            86,228           227,757
Weighted average interest
   rate during the year                           5.12%             5.46%             6.66%             5.71%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1997                              5.00%             5.39%             6.08%             5.53%


            1996
----------------------------
Balance at December 31, 1996                  $112,580            $6,109          $106,174          $224,863
Maximum amount outstanding
   at any month-end                            129,335             7,758           106,174           243,267
Average amount outstanding                      94,171             5,082            56,751           156,004
Weighted average interest
   rate during the year                           5.01%             5.13%             5.05%             5.03%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1996                              5.10%             5.21%             5.99%             5.52%


            1995
----------------------------
Balance at December 31, 1995                  $101,166            $4,515          $ 47,298          $152,979
Maximum amount outstanding
   at any month-end                            123,393             5,318            52,835           181,546
Average amount outstanding                      96,091             4,369            34,913           135,373
Weighted average interest
   rate during the year                           5.16%             5.61%             4.97%             5.13%
Weighted average interest rate
   for outstanding amounts at
   December 31, 1995                              5.13%             5.54%             6.84%             5.67%


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

The Company also owns property and/or buildings on which 28 of the bank subsidiary's 45 banking offices are located, including the facilities in Elkhart, LaPorte, Marshall, Porter, St. Joseph and Starke Counties in the state of Indiana, as well as a parking facility, two buildings housing drive-in banking plazas, a records retention facility, and a computer operations center. In 1995, the Company reacquired its former headquarters building through foreclosure. It is being refurbished for additional tenants and Company use. The remaining properties utilized by the subsidiary are leased from unrelated parties.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding common stock prices and dividends on page 17 of the annual shareholders report for the year ended December 31, 1997, is incorporated herein by reference. There were 1,165 shareholders of 1st Source Common Stock as of December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

The information under the caption "Selected Consolidated Financial Data" on page 8 of the annual shareholders report for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 17 of the annual shareholders report for the year ended December 31, 1997, is incorporated herein by reference.

1st Source cautions that any forward looking statements contained in this report, in a report incorporated by reference into this report or made by management of 1st Source involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants and the consolidated financial statements of the Company and its subsidiaries are included on pages 18 through 41 in the annual shareholders report for the year ended December 31, 1997, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III
---------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Directors and Executive Officers" on pages 3 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the proxy statement dated March 6, 1998, is incorporated herein by reference with respect to Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Renumeration of Executive Officers" on pages 7 through 14 of the proxy statement dated March 6, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" on page 2 and under the caption "Directors and Executive Officers" on pages 3 through 6 of the proxy statement dated March 6, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the last paragraph on page 5 and in the first two paragraphs on page 6 of the proxy statement dated March 6, 1998, is incorporated herein by reference.


PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) --   The response to this portion of Item 14 is submitted as
                     a separate section of this report.
    (3)         --   The response to this portion of Item 14 is submitted as
                     a separate section of this report.

(b)      Reports on Form 8-K -- None filed during the fourth quarter of 1997.

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

1st SOURCE CORPORATION
----------------------
Registrant


By:      /s/    CHRISTOPHER J. MURPHY III
   ------------------------------------------------------
   Christopher J. Murphy III
   President and a Director

Date:       January 20, 1998
      ---------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/     ERNESTINE M. RACLIN,
---------------------------------------------------------
Ernestine M. Raclin,                                     Chairman of the Board and a Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     CHRISTOPHER J. MURPHY III
---------------------------------------------------------
Christopher J. Murphy III,                               President and a Director
                                                         (Principal Executive Officer)
Date:       January 20, 1998
      ---------------------------------------------------


    /s/     VINCENT A . TAMBURO
---------------------------------------------------------
Vincent A. Tamburo,                                      Secretary and General Counsel

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     LARRY E. LENTYCH
---------------------------------------------------------
Larry E. Lentych,                                        Treasurer (Chief Financial and Accounting Officer)

Date:       January 20, 1998
      ---------------------------------------------------







    /s/     VINCE TAMBURO, P/A
---------------------------------------------------------
Reverend E. William Beauchamp,                           Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     PAUL R. BOWLES
---------------------------------------------------------
Paul R. Bowles,                                          Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     PHILIP J. FACCENDA
---------------------------------------------------------
Philip J. Faccenda,                                      Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     DANIEL B. FITZPATRICK
---------------------------------------------------------
Daniel B. Fitzpatrick,                                   Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     LAWRENCE E. HILER
---------------------------------------------------------
Lawrence E. Hiler,                                       Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     LEO J. MCKERNAN
---------------------------------------------------------
Leo J. McKernan,                                         Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     WILLIAM P. JOHNSON
---------------------------------------------------------
William P. Johnson,                                      Director

Date:       January 20, 1998
      ---------------------------------------------------







    /s/     REX MARTIN
---------------------------------------------------------
Rex Martin,                                              Director

Date:       January 20, 1998
     ----------------------------------------------------


    /s/     DANE A. MILLER
---------------------------------------------------------
Dane A. Miller,                                          Director

Date:       January 20, 1998
      ---------------------------------------------------


    /s/     RICHARD J. PFEIL
---------------------------------------------------------
Richard J. Pfeil,                                        Director

Date:       January 20, 1998
      ---------------------------------------------------


                  ANNUAL REPORT ON FORM 10-K

                    ITEM 14(a)  (1) AND (2)

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 YEAR ENDED DECEMBER 31, 1997


                    1ST SOURCE CORPORATION

                      SOUTH BEND, INDIANA

FORM 10-K  --  ITEM 14(a)  (1) and (2)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following report of independent accountants and consolidated financial statements of 1st Source Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

            Report of independent accountants

            Consolidated statements of financial condition --
               December 31, 1997 and 1996

            Consolidated statements of income --
               Years ended December 31, 1997, 1996 and 1995

            Consolidated statements of shareholders' equity --
               Years ended December 31, 1997, 1996 and 1995

            Consolidated statements of cash flows --
               Years ended December 31, 1997, 1996 and 1995

            Notes to consolidated financial statements --
               December 31, 1997, 1996 and 1995

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

                  ANNUAL REPORT ON FORM 10-K

                   ITEM 14(a) (3) AND 14(c)

                       LIST OF EXHIBITS

                 YEAR ENDED DECEMBER 31, 1997


                    1ST SOURCE CORPORATION

                      SOUTH BEND, INDIANA

FORM 10-K  --  Item 14(a)  (3) and 14(c)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF EXHIBITS<F*>

3(a)     --  Articles of Incorporation of Registrant, as amended April 30,
             1996, and filed as exhibit to Form 10-K, dated December 31,
             1996, and incorporated herein by reference.

3(b)     --  By-Laws of Registrant, as amended April 19, 1993, filed as exhibit to Form 10-K, dated December 31, 1993, and incorporated herein by reference.

4(a)     --  Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.
             Note:  No long-term debt of the Registrant exceeds 10% of the consolidated total assets of the Registrant and its
             subsidiaries.  In accordance with paragraph (4)(iii) of Item
             601(b) of Regulation S-K, the Registrant will furnish the
             Commission upon request copies of long-term debt instruments and related agreements.

4(b)(1) --   Form of 9% Cumulative Trust Preferred Securities Indenture,
             dated March 21, 1997, filed as exhibit to Form 10-K, dated
             December 31, 1997, and attached hereto.

4(b)(2) --   Form of 9% Cumulative Trust Preferred Securities Trust
             Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and attached hereto.

4(b)(3) --   Form of 9% Cumulative Trust Preferred Securities Guarantee
             Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and attached hereto.

4(c)(1) --   Form of Floating Rate Cumulative Trust Preferred Securities
             Indenture, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and attached hereto.

4(c)(2) --   Form of Floating Rate Cumulative Trust Preferred Securities
             Trust Agreement, dated March 21, 1997, filed as exhibit to Form
             10-K, dated December 31, 1997, and attached hereto.

4(c)(3) --   Form of Floating Rate Cumulative Trust Preferred Securities
             Guarantee Agreement, dated March 21, 1997, filed as exhibit to
             Form 10-K, dated December 31, 1997, and attached hereto.

10(a)    --  Employment Agreement of Christopher J. Murphy III, as amended
             February 1, 1997, filed as exhibit to Form 10-K, dated December
             31, 1997, and attached hereto.



10(b)    --  Form of Company's Employees' Money Purchase Pension Plan and
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

10(c)(2) --  An amendment to 1st Source Corporation Employees' Profit Sharing
             Plan and Trust Agreement dated September 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

10(d)    --  1st Source Corporation Employee Stock Purchase Plan dated April
             17, 1997, filed as exhibit to Form 10-K, dated December 31,
             1997, and attached hereto.

10(e)    --  1st Source Corporation 1982 Executive Incentive Plan, amended
             April 19, 1988, and filed as exhibit to Form 10-K, dated
             December 31, 1988, and incorporated herein by reference.

10(f)    --  1st Source Corporation 1982 Restricted Stock Award Plan, as
             amended February 19, 1997, filed as exhibit to Form 10-K,
             dated December 31, 1997, and attached hereto.

10(h)    --  1st Source Corporation Non-Qualified Stock Option Agreement with
             Christopher J. Murphy III, dated January 1, 1992, as amended
             December 11, 1997, filed as exhibit to Form 10-K, dated December
             31, 1997, and attached hereto.

10(i)    --  1st Source Corporation 1992 Stock Option Plan, dated April 23,
             1992, as amended December 11, 1997, filed as exhibit to Form
             10-K, dated December 31, 1997, and attached hereto.

13       --  Portions of Annual Report to Security Holders for the year ended
             December 31, 1997, attached hereto.

21       --  Subsidiaries of Registrant, attached hereto.

23       --  Consent of Independent Accountants, attached hereto.

       <F*>  The exhibits included under exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.