Form 10-Q
period 1998-03-31
1ST SOURCE CORP
filed 1998-05-14
CIK 34782

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended         MARCH 31, 1998

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

              Yes      X       No

Number of shares of common stock outstanding as of March 31, 1998 - 17,353,840 shares.

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                                            Page

            Consolidated statements of financial condition --              3
            March 31, 1998, and December 31, 1997

            Consolidated statements of income --                           4
            three months ended March 31, 1998 and 1997

            Consolidated statements of cash flows --                       5
            three months ended March 31, 1998 and 1997

            Notes to the Consolidated Financial Statements                 6


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                      March 31,  December 31,
                                                          1998          1997
ASSETS
Cash and due from banks                            $    73,615    $   90,864
Interest bearing deposits with other banks                 793         1,677
Federal funds sold                                          --        10,000
Investment securities:
 Securities available-for-sale, at fair value
    (amortized cost of $312,044 and $298,438
    at March 31, 1998 and December 31, 1997)           314,087       299,933
 Securities held-to-maturity, at amortized cost
    (fair value of $114,850 and $119,369 at
    March 31, 1998 and December 31, 1997)              110,815       114,975

Total Investment Securities                            424,902       414,908

Loans - net of unearned discount                     1,904,564     1,796,781
 Reserve for loan losses                               (37,674)      (35,424)

Net Loans                                            1,866,890     1,761,357

Premises and equipment                                  30,771        30,782
Other assets                                           117,654       108,566

Total Assets                                       $ 2,514,625    $2,418,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                              $   247,459    $  274,906
 Interest bearing                                    1,684,129     1,616,885

Total Deposits                                       1,931,588     1,891,791

Federal funds purchased and securities
 sold under agreements to repurchase                   140,487       117,987
Other short-term borrowings                            144,299       117,019
Other liabilities                                       39,147        34,998
Long-term debt                                          12,659        16,656

Total Liabilities                                    2,268,180     2,178,451

Guaranteed preferred beneficial interests
 in the Company's subordinated debentures               44,750        44,750

Shareholders' equity:
 Common stock-no par value                               6,270         5,700
 Capital surplus                                       121,456        69,947
 Retained earnings                                      78,168       124,394
 Less cost of common stock in treasury                  (6,484)       (6,978)
 Unrealized appreciation of
    investment securities, net                           2,285         1,890

Total Shareholders' Equity                             201,695       194,953

Total Liabilities and Shareholders' Equity         $ 2,514,625    $2,418,154


The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                     Three Months Ended March 31
                                                            1998         1997
Interest Income:
 Loans, including fees                                  $   41,772    $  33,010
 Investment securities:
    Taxable                                                  4,046        4,022
    Tax-exempt                                               1,997        2,034
    Other                                                       77           80

Total Interest Income                                       47,892       39,146

Interest Expense:
 Deposits                                                   19,984       16,487
 Short-term borrowings                                       4,432        2,670
 Long-term debt                                                232          318

Total Interest Expense                                      24,648       19,475

Net Interest Income                                         23,244       19,671
Provision for Loan Losses                                    2,401        1,229

Net Interest Income After
 Provision for Loan Losses                                  20,843       18,442

Non-Interest Income:
 Trust fees                                                  2,066        1,769
 Service charges on deposit accounts                         1,406        1,249
 Loan servicing and sale income                              2,520        1,422
 Equipment rental income                                     2,347        1,156
 Other income                                                2,445        1,384
 Investment securities and other gains (losses)               (122)         181

Total Non-Interest Income                                   10,662        7,161

Non-Interest Expense:
 Salaries and employee benefits                             11,687        9,691
 Net occupancy expense                                       1,218        1,172
 Furniture and equipment expense                             1,642        1,544
 Depreciation - leased equipment                             1,820          768
 Business development and marketing expense                    587          493
 Other                                                       2,900        2,575

Total Non-Interest Expense                                  19,854       16,243

Income Before Income Taxes and
 Subsidiary Trust Distributions                             11,651        9,360
Income taxes                                                 3,926        3,235
Distribution on preferred securities of
 subsidiary trusts, net of tax                                 565           59

Net Income                                              $    7,160      $ 6,066

Other Comprehensive Income, Net of Tax:
 Unrealized Gain (Loss) on Securities                          395         (839)

Comprehensive Income                                    $    7,555    $   5,227

Per Common Share: <F1>
 Basic Net Income Per Common Share                      $     0.41    $    0.35
 Diluted Net Income Per Common Share                    $     0.40    $    0.34
 Dividends                                              $    0.073    $   0.066
Basic Weighted Average Common Shares Outstanding        17,345,487   17,198,020
Diluted Weighted Average Common Shares Outstanding      17,711,171   17,707,468

<F1> The computation of per share data gives retroactive recognition to a
    10% stock dividend declared on January 20, 1998, and a five-for-four stock split declared on January 21, 1997.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                      Three Months Ended March 31
                                                             1998          1997
Operating Activities:
 Net income                                             $   7,160       $ 6,066
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                               2,401         1,229
    Depreciation of premises and equipment                  2,730         1,557
    Amortization of investment security premiums
      and accretion of discounts, net                         219           226
    Deferred income taxes                                     269          (626)
    Realized investment securities (gains) losses             122          (181)
    Increase in interest receivable                          (909)         (585)
    Increase in interest payable                            2,171         2,813
    Other                                                  (1,186)          548

Net Cash Provided by Operating Activities                  12,977        11,047


Investing Activities:
 Proceeds from sales and maturities
    of investment securities                               38,516        30,481
 Purchases of investment securities                       (48,299)      (31,239)
 Net (decrease) increase in short-term investments         10,885          (648)
 Loans sold or participated to others                      33,679        37,367
 Net increase in loans made to customers
    and principal collections on loans                   (141,500)     (117,033)
 Net increase in leased assets                             (4,776)       (1,389)
 Purchases of premises and equipment                         (604)         (859)
 Other                                                     (2,116)       (1,206)

Net Cash Used in Investing Activities                    (114,215)      (84,526)


Financing Activities:
 Net decrease in demand deposits, NOW
    accounts and savings accounts                         (20,016)      (14,802)
 Net increase in certificates of deposit                   59,812         3,961
 Net (decrease) increase in short-term borrowings          49,780        (8,150)
 Payments on long-term debt                                (3,997)          (21)
 Proceeds from issuance of cumulative
    trust preferred securities                                  0        42,500
 Acquisition of treasury stock                               (340)          (23)
 Cash dividends                                            (1,262)       (1,126)
 Other                                                         12            (8)

Net Cash Provided by Financing Activities                  83,989        22,331

Decrease in Cash and Cash Equivalents                     (17,249)      (51,148)

Cash and Cash Equivalents, Beginning of Year               90,864       137,588

Cash and Cash Equivalents, End of Period                $  73,615       $86,440




The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

 1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1997 1st Source Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

 2.   1st Source has adopted Financial Accounting Standards (SFAS)
      No. 128, "Earnings Per Share," as of December 31, 1997. 1st Source was required to adopt this pronouncement as of December 31, 1997. SFAS No. 128 requires 1st Source to make a dual presentation of basic and fully diluted earnings per share on the face of its consolidated statements of income. The adoption of SFAS No. 128 has not significantly impacted the Company's historically reported earnings per share.

 3. 1st Source has adopted Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," as of March 31, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Presently, the only component of comprehensive income not included in net income is unrealized gains or losses on available-for-sale investment securities.

 4. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Statement changes the manner in which public companies report significant information in annual reports and requires companies to report selected segment information in interim financial reports. Companies will be required to report financial and descriptive information about the company's operating segments. In the year of adoption, companies will not be required to disclose interim period information. 1st Source will adopt the Statement in 1998.

 5. During 1997, 1st Source raised $44.75 million through the issuance of Cumulative Trust Preferred Securities. 1st Source Capital Trust I issued $27.5 million of 9.00% Cumulative Trust Preferred Securities. 1st Source Capital Trust II issued $17.25 million of floating rate Cumulative Trust Preferred Securities. 1st Source Capital Trust I and 1st Source Capital Trust II are wholly-owned consolidated subsidiaries of the Company.

      The Holders of the Fixed Rate Preferred Securities are entitled to receive preferential cumulative cash distributions from 1st Source Capital Trust I, at the annual rate of 9.00% of the liquidation amount of $25 per Preferred Security, accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year. Holders of the Floating Rate Preferred Securities are entitled to receive preferential cumulative cash distributions from 1st Source
      Capital Trust II, at the annual rate equal to the sum of the 3-Month Treasury adjusted to a constant maturity plus 2.25% applied to the liquidation amount of $25 per Floating Rate Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year.


PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1997
1st Source Corporation Annual Report on Form 10-K. The amounts shown in this analysis have been adjusted to reflect tax-exempt income on a tax equivalent basis using a 40.525% rate.

    Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from actual results, see the 1997 Form 10-K.



              COMPARISON OF THREE-MONTH PERIODS
                ENDED MARCH 31, 1998 AND 1997

    Net income for the three-month period ended March 31, 1998, was $7,160,000 compared to $6,066,000 for the equivalent period in 1997 The primary reasons for the increase were an increase in net interest income and a strong increase in non-interest income offset by an increase in the provision for loan losses and an increase in non-interest expense.

    Diluted net income per common share increased to $0.40 for the three-month period ended March 31, 1998, from $.34 in 1997. Return on average common shareholders' equity was 14.64% for the three months ended March 31, 1998, compared to 14.10% in 1997. The return on total average assets was 1.19% for the three months ended March 31, 1998, compared to 1.22% in 1997.


NET INTEREST INCOME

    The taxable equivalent net interest income for the three-month period ended March 31, 1998, was $24,153,000, an increase of 17.12% over the same period in 1997, resulting in a net yield of 4.33% compared to 4.43% in 1997.

    Total average earning assets increased 19.79% for the three-month period ended March 31, 1998, compared to the period ended March 31, 1997. Total average investment securities increased .38% from one year ago, while a 25.53% increase in average loans occurred primarily in transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.75% and 8.61% for the periods ended March 31, 1998, and 1997 respectively.

    Average deposits increased 17.81% from the first quarter of 1997 to the first quarter of 1998. The cost rate on average interest-bearing funds was 5.17% for the three-months ended March 31, 1998, compared to 4.88% for the three months ended March 31, 1997. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year.

    The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                       Three Months Ended March 31

                                                                1998                                    1997
                                              Average        Income/     Yield/       Average        Income/         Yield/
                                              Balance        Expense      Rate        Balance        Expense          Rate
ASSETS:

  Investment securities:
    Taxable                                $  271,221        $ 4,046     6.05%     $  268,132        $ 4,022          6.08%
    Tax exempt <F1>                           148,832          2,855     7.78%        150,335          2,950          7.96%
  Net loans <F2><F3>                        1,837,020         41,823     9.23%      1,463,451         33,045          9.16%
  Other investments                             5,462             77     5.72%          6,762             81          4.83%

Total Earning Assets                        2,262,535         48,801     8.75%      1,888,680         40,098          8.61%

  Cash and due from banks                      78,492                                  70,154
  Reserve for loan losses                     (36,113)                                (29,833)
  Other assets                                143,107                                  93,595

Total                                      $2,448,021                              $2,022,596


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                $1,628,832        $19,984     4.98%     $1,389,972        $16,487          4.81%
  Short-term borrowings                       292,933          4,432     6.14%        210,805          2,670          5.14%
  Long-term debt                               13,310            232     7.06%         18,585            318          6.93%

Total Interest Bearing
  Liabilities                               1,935,075         24,648     5.17%      1,619,362         19,475          4.88%

  Non-interest bearing deposits               233,018                                 190,387
  Other liabilities                            81,547                                  38,436
  Shareholders' equity                        198,381                                 174,411

Total                                      $2,448,021                              $2,022,596

Net Interest Income                                          $24,153                                 $20,623

Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                       4.33%                                        4.43%


<F1>  Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. Tax equivalent adjustments were $858 in 1998 and $916 in 1997.

<F2>  Loan income includes fees of $1,094 in 1998 and $797 in 1997. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. The tax equivalent adjustments were $51 in 1998 and $36 in 1997.

<F3>  For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

   The provision for loan losses for the three-month periods ended March
31, 1998, and 1997, was $2,401,000 and $1,229,000, respectively.  Year-to-date
Net Charge-Offs of $151,000 have been recorded in 1998, compared to $259,000 of Net Recoveries for the same period in 1997. The reserve for loan losses was $37,674,000 or 1.98% of net loans at March 31, 1998, compared to $35,424,000 or 1.97% of net loans at December 31, 1997.

   Non-performing assets at March 31, 1998, were $10,838,000 compared to $11,436,000 at December 31, 1997, a decrease of 5.23%. At March 31, 1998, non-performing assets were .57% of net loans compared to .64% at December 31, 1997. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of March 31, 1998.


NON-INTEREST INCOME

   Non-interest income for the three-month periods ended March 31, 1998, and 1997 was $10,662,000 and $7,161,000, respectively. Trust fees increased 16.79%, service charges on deposit accounts increased 12.57%, loan servicing and sale income increased 77.22%, equipment rental income increased 103.03% and other income increased 76.66%. The loan servicing and sale income increase came from additional aircraft loan securitization servicing and an increase in the sale and servicing of mortgage loans.
The significant increase in equipment rental income was primarily due to higher operating lease volume. The growth of other income was generated primarily by increases in cash surrender value of bank-owned life insurance and mortgage underwriting fees. Investment Security and other net losses for the three-month period ended March 31, 1998, were $122,000
compared to net gains of $181,000 in 1997.   The net losses in 1998 and
the net gains in 1997 were primarily due to adjustments made to the carrying value of certain partnership investments.


NON-INTEREST EXPENSE

   Non-interest expense for the three-month period ended March 31, 1998, was $19,854,000, an increase of 22.23% over the same period in 1997. For the three-month period ended March 31, 1998, salaries and employee benefits increased 20.6%, net occupancy expense increased 3.92%, furniture and equipment expense increased 6.35%, depreciation on leased equipment increased 136.98%, business development and marketing expense increased 19.07%, and miscellaneous other expenses increased 12.62% over the same period in 1997. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The primary increase in salaries and employee benefits is attributed to the additional expense provisions being made to fund our stock incentive reserves, due to the increase in the market price of 1st Source stock during the first quarter. The increase in miscellaneous expense is due to a charge for professional computer consulting fees.

INCOME TAXES

   The provision for income taxes for the three-month period ended March 31, 1998, was $3,926,000 compared to $3,235,000 for the comparable period in 1997. The provision for income taxes for the three months ended
March 31, 1998, and 1997, is at a rate which management believes approximates the effective rate for the year. The increase was due to increased taxable income in 1998.


CAPITAL RESOURCES

   The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.86% at March 31, 1998.

   The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1996 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 1998 was 12.08% and the total risk-based capital ratio was 13.36%.


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

   Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 1998, the consolidated statement of financial condition was rate sensitive by $98,853,000 more assets than liabilities scheduled to reprice within one year or 107.80%.

   Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

   1st Source has entered into two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the Company's Prime floating rate loans. The notional amount of the first swap as of March 31, 1998, is $23.8 million. It has a maturity date of January, 2002, and has a current fair value of $(52,000). The second swap has a notional amount of $23.4 million as of March 31, 1998. It has a maturity date of March, 2001, and has a current fair value of $13,000.

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


YEAR 2000

During 1997, management formed a task force to analyze the business and operational risks associated with whether systems, software, and other date-specific applications are Year 2000 compliant. Completion of the study, testing and full implementation of any required changes to "mission critical" systems are targeted by December 31, 1998. At this time, management does not anticipate any material impact to 1st Source.


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



                            1st Source Corporation




DATE        5/14/98           /s/ Christopher J. Murphy III
                                       (Signature)
                                 Christopher J. Murphy III
                               Chairman of the Board and CEO


DATE        5/14/98              /s/ Larry E. Lentych
                                      (Signature)
                            Larry E. Lentych, Treasurer (Chief
                            Accounting and Financial Officer)