Form 10-Q
period 1998-06-30
1ST SOURCE CORP
filed 1998-08-13
CIK 34782

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     JUNE 30, 1998
                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

              Yes      X       No

Number of shares of common stock outstanding as of June 30, 1998 - 17,253,450 shares.


               PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                                                      Page

            Consolidated statements of financial condition --            3
            June 30, 1998, and December 31, 1997

            Consolidated statements of income --                         4
            three months and six months ended
            June 30, 1998 and 1997

            Consolidated statements of cash flows --                     5
            six months ended June 30, 1998 and 1997

            Notes to the Consolidated Financial Statements             6-7

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                       June 30,   December 31,
                                                         1998         1997

ASSETS
Cash and due from banks                               $  154,690    $   90,864
Interest bearing deposits with other banks                   912         1,677
Federal funds sold                                           --         10,000
Investment securities:
 Securities available-for-sale, at fair value
    (amortized cost of $299,114 and $298,438
    at June 30, 1998 and December 31, 1997)              301,189       299,933
 Securities held-to-maturity, at amortized cost
    (fair value of $111,247 and $119,369 at
    June 30, 1998 and December 31, 1997)                 107,559       114,975

Total Investment Securities                              408,748       414,908

Loans - net of unearned discount                       1,934,580     1,796,781
 Reserve for loan losses                                 (39,709)      (35,424)

Net Loans                                              1,894,871     1,761,357

Premises and equipment                                    30,559        30,782
Other assets                                             129,146       108,566

Total Assets                                          $2,618,926    $2,418,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                 $  242,966    $  274,906
 Interest bearing                                      1,823,710     1,616,885

Total Deposits                                         2,066,676     1,891,791

Federal funds purchased and securities
 sold under agreements to repurchase                     167,379       117,987
Other short-term borrowings                               80,863       117,019
Other liabilities                                         42,674        34,998
Long-term debt                                            12,674        16,656

Total Liabilities                                      2,370,266     2,178,451

Guaranteed preferred beneficial interests
 in the company's subordinated debentures                 44,750        44,750

Shareholders' equity:
 Common stock-no par value                                 6,270         5,700
 Capital surplus                                         121,456        69,947
 Retained earnings                                        84,170       124,394
 Less cost of common stock in treasury                   (10,218)       (6,978)
 Unrealized appreciation of
    investment securities, net                             2,232         1,890

Total Shareholders' Equity                               203,910       194,953

Total Liabilities and Shareholders' Equity            $2,618,926    $2,418,154


The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                   Three Months Ended          Six Months Ended
                                                        June 30                   June 30
Interest Income:
 Loans, including fees                         $   42,953  $   36,414      $   84,725  $   69,424
 Investment Securities:
    Taxable                                         4,130       4,223           8,176       8,245
    Tax-exempt                                      1,982       2,056           3,979       4,090
    Other                                             253          65             330         145

Total Interest Income                              49,318      42,758          97,210      81,904

Interest Expense:
 Deposits                                          21,927      17,648          41,911      34,136
 Short-term borrowings                              3,556       3,154           7,988       5,824
 Long-term debt                                       224         281             456         598

Total Interest Expense                             25,707      21,083          50,355      40,558

Net Interest Income                                23,611      21,675          46,855      41,346
Provision for Loan Losses                           2,689         479           5,090       1,708

Net Interest Income After
 Provision for Loan Losses                         20,922      21,196          41,765      39,638

Non-Interest Income:
 Trust fees                                         2,094       1,723           4,160       3,492
 Service charges on deposit accounts                1,432       1,287           2,838       2,536
 Loan servicing and sale income                     3,516       1,518           6,036       2,940
 Equipment rental income                            2,936       1,506           5,283       2,662
 Other income                                       2,382       1,484           4,827       2,868
 Investment securities and
    other gains (losses)                             (584)       (484)           (706)       (303)

Total Non-Interest Income                          11,776       7,034          22,438      14,195

Non-Interest Expense:
 Salaries and employee benefits                    11,674      10,051          23,361      19,742
 Net occupancy expense                              1,227       1,022           2,445       2,194
 Furniture and equipment expense                    1,697       1,732           3,339       3,276
 Depreciation - leased equipment                    2,162       1,241           3,982       2,009
 Business development and marketing expense           933       1,389           1,520       1,882
 Other                                              2,794       2,571           5,694       5,146

Total Non-Interest Expense                         20,487      18,006          40,341      34,249

Income Before Income Taxes & Subsidiary
 Trust Distributions                               12,211      10,224          23,862      19,584
Income taxes                                        4,309       3,222           8,235       6,457
Distribution on preferred securities of
 subsidiary trusts, net of tax                        560         561           1,125         620

Net Income                                     $    7,342  $    6,441      $   14,502  $   12,507

Other Comprehensive Income, Net of Tax:
 Unrealized Gain (Loss) on Securities                 (53)        814             342         (25)

Comprehensive Income                           $    7,289  $    7,255      $   14,844  $   12,482

Per Common Share: <F1>
   Basic Net Income Per Common Share           $     0.43  $     0.38      $     0.84  $     0.73
   Diluted Net Income Per Common Share         $     0.42  $     0.36      $     0.82  $     0.70
   Dividends                                   $    0.073  $    0.068      $    0.146  $    0.134
Basic Weighted Average Common
  Shares Outstanding                           17,312,644  17,231,546      17,328,975  17,214,876
Diluted Weighted Average Common
  Shares Outstanding                           17,659,709  17,777,844      17,685,298  17,742,850

<F1> The computation of per share data gives retroactive recognition to a 10% stock dividend declared on January 20, 1998, and a five-for-four stock split declared on
    January 21, 1997.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                         Six Months Ended June 30
                                                             1998          1997
Operating Activities:
 Net income                                              $ 14,502      $ 12,507
 Adjustments to reconcile net income to net cash
    provided by operating activities:
 Provision for loan losses                                  5,090         1,708
 Depreciation of premises and equipment                     5,797         3,662
 Amortization of investment security premiums
    and accretion of discounts, net                           438           428
 Deferred income taxes                                      1,010          (659)
 Realized investment securities (gains) losses                706           303
 Increase in interest receivable                           (1,545)       (1,266)
 Increase in interest payable                               4,222         4,980
 Other                                                     (8,537)       (9,982)

Net Cash Provided by Operating Activities                  21,683        11,681

Investing Activities:
 Proceeds from sales and maturities
    of investment securities                              101,485        55,260
 Purchases of investment securities                       (95,886)      (61,976)
 Net decrease (increase) in short-term investments         10,765          (282)
 Loans sold or participated to others                      67,983        84,349
 Net increase in loans made to customers
    and principal collections on loans                   (206,592)     (243,660)
 Net increase in leased assets                             (7,344)       (6,748)
 Purchases of premises and equipment                      (19,868)       (2,285)
 Other                                                     14,293        (2,862)

Net Cash Used in Investing Activities                    (135,164)     (178,204)


Financing Activities:
 Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                      66,590        (2,927)
 Net increase in certificates of deposit                  108,295        81,237
 Net increase in short-term borrowings                     13,236         9,855
 New long-term debt                                            67           --
 Payments on long-term debt                                (4,049)       (3,091)
 New issuance of trust preferred securities                   --         44,750
 Acquisition of treasury stock                             (4,302)       (1,247)
 Cash dividends                                            (2,542)       (2,300)
 Other                                                         12            (8)

Net Cash Provided by Financing Activities                 177,307       126,269

Increase (Decrease) in Cash and Cash Equivalents           63,826       (40,254)

Cash and Cash Equivalents, Beginning of Year               90,864       137,588

Cash and Cash Equivalents, End of Period                 $154,690      $ 97,334



The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements
 1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1997 1st Source Corporation Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 1998, should be read in conjunction with these statements.

 2.   1st Source has adopted Statement of Financial Accounting Standard
      (SFAS) No. 130, "Reporting Comprehensive Income," as of March 31, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Presently, the only component of comprehensive income not included in net income is unrealized gains or losses on available-for-sale investment securities.

 3. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." This Statement changes the manner in which public companies report significant information in annual reports and requires companies to report selected segment information in interim financial reports. Companies are now required to report financial and descriptive information about the company's operating segments. In the year of adoption, companies are not required to disclose interim period information. 1st Source will adopt the Statement in 1998.

 4. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for 1st Source). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
      1st Source anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

 5. On July 16, 1998, 1st Source completed a securitization financing of $400 million in loans; $215 million for new funding, $100 million for future growth, and $85 million for replacement funding. The purpose of the securitization is to fund the continued national growth of the 1st Source Bank Specialty Finance Group.

PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1997
1st Source Corporation Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarter ended March 31, 1998. The amounts shown in this analysis have been adjusted to reflect tax-exempt income on a tax equivalent basis using a 40.525% rate.

    Except for historical information contained herein, the matters discussed in this document, and other information contained in the Company's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements concerning future events or performance and assumptions and other statements that are other than statements of historical facts. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or generally accepted accounting principles; the Company's competitive position within the markets served of increasing consolidation within the banking industry; certain customers and vendors of critical systems or services failing to comply with Year 2000 programming issues; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

    1st Source does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.


           COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                       ENDED JUNE 30, 1998 AND 1997

    Net income for the three-month and six-month periods ended June 30, 1998, was $7,342,000 and $14,502,000 respectively, compared to $6,441,000 and $12,507,000 for the equivalent periods in 1997. The primary reasons for the increase were an increase in net interest income and a significant increase in non-interest income offset by an increase in non-interest expense.

    Diluted net income per common share increased to $0.42 and $0.82, respectively, for the three-month and six-month periods ended June 30, 1998, from $0.36 and $0.70 in 1997. Return on average common shareholders' equity was 14.58% for the six months ended June 30, 1998, compared to 14.26% in 1997. The return on total average assets was 1.18% for the six months ended June 30, 1998, compared to 1.21% in 1997.


NET INTEREST INCOME

    The taxable equivalent net interest income for the three-month period ended June 30, 1998, was $24,522,000, an increase of 8.49% over the same period in 1997, resulting in a net yield of 4.23% compared to 4.50% in 1997. The fully taxable equivalent net interest income for the six-month period ended June 30, 1998, was $48,675,000, an increase of 12.61% over 1997, resulting in a net yield of 4.28% compared to 4.47% in 1997.

    Total average earning assets increased 15.60% and 17.62%, respectively, for the three-month and six-month periods ended June 30, 1998, over the comparative periods in 1997. Total average investment securities increased 0.65% and 0.51%, respectively for the three-month and six-month periods, while a 18.87% and 22.05% increase for the three-month and six-month periods for average loans occurred primarily in commercial mortgage, transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.65% and 8.70% for the three-month periods ended June 30, 1998, and 1997, and 8.70% and 8.66% for the six-month periods ended June 30, 1998 and 1997.

    Average deposits increased 20.30% and 19.09%, respectively, for the three-month and six-month periods over the same periods from 1997. The cost rate on average interest-bearing funds was 5.18% and 5.02% for the three-months ended June 30, 1998, and 1997, and 5.17% and 4.95% for the six-month periods ended June 30, 1998 and 1997. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year.

    The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                     Three Months Ended June 30
                                                                1998                                    1997
                                                              Interest                                Interest
                                                Average        Income/    Yield/        Average        Income/         Yield/
                                                Balance        Expense     Rate         Balance        Expense          Rate


ASSETS:
Investment Securities:
   Taxable                                   $  274,569        $ 4,130     6.03%     $  271,198        $ 4,224          6.25%
   Tax exempt (1)                               151,367          2,840     7.53%        151,999          2,951          7.79%
Net loans (2 & 3)                             1,883,477         43,006     9.16%      1,584,549         36,444          9.23%
Other investments                                18,554            253     5.47%          5,983             66          4.42%

Total Earning Assets                          2,327,967         50,229     8.65%      2,013,729         43,685          8.70%

   Cash and due from banks                       84,975                                  70,953
   Reserve for loan losses                      (38,279)                                (31,191)
   Other assets                                 154,104                                 101,330

Total                                        $2,528,767                              $2,154,821


LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing deposits                 $1,752,291        $21,927     5.02%     $1,450,089        $17,648          4.88%
   Short-term borrowings                        227,213          3,555     6.28%        218,310          3,154          5.79%
   Long-term debt                                12,660            225     7.12%         16,195            281          6.95%

Total Interest Bearing
   Liabilities                                1,992,164         25,707     5.18%      1,684,594         21,083          5.02%

   Noninterest bearing deposits                 246,131                                 211,168
   Other liabilities                             87,672                                  79,629
   Shareholders' equity                         202,800                                 179,430

Total                                        $2,528,767                              $2,154,821

Net Interest Income                                            $24,522                                 $22,602

Net Yield on Earning Assets on a Taxable
   Equivalent Basis                                                        4.23%                                        4.50%

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                     Six Months Ended June 30
                                                                1998                          1997
                                                             Interest                                 Interest
                                                Average        Income/    Yield/        Average        Income/         Yield/
                                                Balance        Expens      Rate         Balance        Expense          Rate

ASSETS:
Investment Securities:
   Taxable                                   $  272,904        $ 8.176     6.04%     $  269,673        $ 8,245          6.17%
   Tax exempt <F1>                              150,107          5,695     7.65%        151,172          5,900          7.87%
Net loans <F2><F3>                            1,860,377         84,829     9.20%      1,524,335         69,491          9.19%
Other investments                                12,044            330     5.53%          6,370            146          4.62%

Total Earning Assets                          2,295,432         99,030     8.70%      1,951,550         83,782          8.66%

   Cash and due from banks                       81,751                                  70,556
   Reserve for loan losses                      (37,202)                                (30,516)
   Other assets                                 148,636                                  97,483

Total                                        $2,488,617                              $2,089,073


LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing deposits                 $1,690,902        $41,911     5.00%     $1,420,196        $34,136          4.85%
   Short-term borrowings                        259,891          7,998     6.20%        214,578          5,824          5.47%
   Long-term debt                                12,983            456     7.09%         17,383            598          6.94%

Total Interest Bearing
   Liabilities                                1,963,776         50,355     5.17%      1,652,157         40,558          4.95%


   Noninterest bearing deposits                 239,611                                 200,835
   Other liabilities                             84,627                                  59,147
   Shareholders' equity                         200,603                                 176,934

Total                                        $2,488,617                              $2,089,073

Net Interest Income                                            $48,675                                 $43,224

Net Yield on Earning Assets on a Taxable
   Equivalent Basis                                                        4.28%                                        4.47%


<FN1> Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. Tax equivalent adjustments for the three-month periods were $858 in 1998 and $895 in 1997 and for the six-month periods were $1,716 in 1998 and $1,811 in 1997.

<FN2> Loan income includes fees on loans for the three-month periods of
    $1,221 in 1998 and $718 in 1997 and for the six-month periods of $2,315 in 1998 and $1,761 in 1997. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. The tax equivalent adjustments for the three-month periods were $53 in 1998 and $31 in 1997 and for the six-month periods were $104 in 1998 and $67 in 1997.

<FN3> For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES
         The provision for loan losses for the three-month period ended June 30, 1998, and 1997, was $2,689,000 and $479,000, respectively, and was $5,090,000 and $1,708,000 for the six-month periods ended June 30, 1998 and 1997. Net Charge-offs of $654,000 have been recorded for the three-month period ended June 30, 1998, compared to $406,000 of Net Recoveries for the same period in 1997. Year-to-date Net Charge-offs of $805,000 have been recorded in 1998, compared to Net Recoveries of $665,000 through June 1997. The reserve for loan losses was $39,709,000 or 2.05% of net loans at June 30, 1998, compared to $35,424,000 or 1.97% of net loans at December 31, 1997.

         Non-performing assets at June 30, 1998, were $9,879,000 compared to $11,436,000 at December 31, 1997, a decrease of 13.6%. At June 30, 1998, non-performing assets were .51% of net loans compared to .64% at December 31, 1997. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of June 30, 1998.

NON-INTEREST INCOME

         Non-Interest income for the three-month periods ended June 30, 1998, and 1997 was $11,776,000 and $7,034,000, respectively, and for the six-month periods was $22,438,000 in 1998 and $14,195,000 in 1997. For the
six-month period, trust fees increased 19.13%, service charges on deposit accounts increased 11.91%, loan servicing and sale income increased
105.31%, equipment rental income increased 98.46% and other income increased 68.31%. The increase in servicing and sale income is due to income recognition required by SFAS No. 125. The significant increase in equipment rental income was primarily due to substantial growth in operating leases. Bank Owned Life Insurance income was primarily the reason for the increase in the Other Income category. Investment Security losses and other losses for the six-month period ended June 30, 1998, were $706,000 compared to net losses of $303,000 in 1997. The net losses in 1998 and 1997 were primarily attributed to certain partnership and venture capital investments.

NON-INTEREST EXPENSE

         Non-Interest expense for the three-month period ended June 30, 1998, was $20,487,000, an increase of 13.78% over the same period in 1997 and was $40,341,000 for the six-month period ended June 30, 1998, an increase of 17.79% over 1997. For the six-month period ended June 30, 1998, salaries and employee benefits increased 18.33%, net occupancy expense increased 11.44%, furniture and equipment expense increased 1.92%, depreciation on leased equipment increased 98.20%, business development and marketing expense decreased 19.23%, and miscellaneous other expenses increased 10.65% over the same period in 1997. The increase in salaries and employee benefits is primarily attributed to the additional expense provisions being made to fund our stock incentive reserves. As a result of the increase in market price of 1st Source stock. Business development and marketing expense decreased due to a $590,000 decrease in charitable contributions. The increase in depreciation of leased equipment is due to a significant volume increase of operating leases from the prior year as mentioned above.

INCOME TAXES
         The provision for income taxes for the three-month and six-month periods ended June 30, 1998, was $4,309,000 and $8,235,000, respectively, compared to $3,222,000 and $6,457,000 for the comparable periods in 1997. The provision for income taxes for the six months ended June 30, 1998, and 1997, is at a rate which management believes approximates the effective rate for the year. The increase in the effective tax rate was due to increased taxable income in 1998 and larger charitable contributions in 1997 compared to 1998.


CAPITAL RESOURCES

         The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.64% at June 30, 1998.

         The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1998 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 1998, was 11.70% and the total risk based capital ratio was 12.97%.


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

         Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 1998, the consolidated statement of financial condition was rate sensitive by $88,169,000 more assets than liabilities scheduled to reprice within one year or 106.69%.

         Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

         1st Source has two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the Company's Prime floating rate loans. The notional amount of the first swap as of June 30, 1998, is $20.5 million. It has a maturity date of January, 2002, and has a current fair value of $2,101.
The second swap has a notional amount of $20.2 million as of June 30, 1998. It has a maturity date of March, 2001, and has a current fair value of $31,944.

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

YEAR 2000

         During 1997, management formed a task force to analyze the business and operational risks associated with whether systems, software, and other date-specific applications are Year 2000 compliant. This study was completed at the end of 1997. Plans were developed to have all "mission critical" systems revised and tested by the end of 1998 and all other systems completed by June 1999. At this time, management feels we are on schedule to meet these goals and does not anticipate any material impact to 1st Source.

                    PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

  None

ITEM 2.  Changes in Securities.

  None

ITEM 3.  Defaults Upon Senior Securities.

  None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         During the second quarter of 1998, 1st Source Corporation's shareholders elected Wellington D. Jones, III, and re-elected Philip J. Faccenda, Daniel B. Fitzpatrick, and Dane A. Miller, Ph.D., as directors at the April 16, 1998, annual meeting. They were elected for terms ending in April, 2001. The election showed that 15,809,918 votes were cast (representing 90.6% of all eligible shares) with all directors receiving a majority of the votes cast.

         1st Source Corporation's shareholders also elected to approve the 1998 Performance Compensation Plan, a performance compensation plan for executive officers and other key employees of 1st Source and its subsidiaries under which the Executive Compensation Committee could make cash awards each year. The election tally showed that 15,361,534 votes were cast (representing 90.6% of all eligible shares) with the proposal receiving a majority of the votes cast.

ITEM 5.  Other Information.

  None

ITEM 6.  Exhibits and Reports on Form 8-K.

    None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             1st Source Corporation




DATE        8/14/98          /s/ Christopher J. Murphy III
                                   (Signature)
                              Christopher J. Murphy III
                              Chairman of the Board and CEO

DATE        8/14/98             /s/ Larry E. Lentych
                                   (Signature)
                              Larry E. Lentych, Treasurer (Chief
                              Accounting and Financial Officer)