Form 10-Q
period 1998-09-30
1ST SOURCE CORP
filed 1998-11-12
CIK 34782

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 1998
                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

              Yes      X       No

Number of shares of common stock outstanding as of September 30, 1998 - 17,210,100 shares.

               PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements
                                                                 Page

            Consolidated statements of financial condition --     3
            September 30, 1998, and December 31, 1997

            Consolidated statements of income --                  4
            three months and nine months ended September 30, 1998 and 1997

            Consolidated statements of cash flows --              5
            nine months ended September 30, 1998 and 1997

            Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                            September 30,          December 31,
                                                             1998                   1997

ASSETS
Cash and due from banks                                       $   95,053             $   90,864
Interest bearing deposits with other banks                           821                  1,677
Federal funds sold                                                48,500                 10,000
Investment securities:
 Securities available-for-sale, at fair value
    (amortized cost of $368,782 and $298,438
    at September 30, 1998 and December 31, 1997)                 375,957                299,933
 Securities held-to-maturity, at amortized cost
    (fair value of $104,657 and $119,369 at
    September 30, 1998 and December 31, 1997)                     97,545                114,975

Total Investment Securities                                      473,502                414,908

Loans - net of unearned discount                               1,781,895              1,796,781
 Reserve for loan losses                                         (40,289)               (35,424)

Net Loans                                                      1,741,606              1,761,357

Premises and equipment                                            30,896                 30,782
Other assets                                                     137,606                108,566

Total Assets                                                  $2,527,984             $2,418,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                         $  243,544             $  274,906
 Interest bearing                                              1,751,068              1,616,885

Total Deposits                                                 1,994,612              1,891,791

Federal funds purchased and securities
 sold under agreements to repurchase                             140,326                117,987
Other short-term borrowings                                       76,383                117,019
Other liabilities                                                 48,452                 34,998
Long-term debt                                                    13,009                 16,656

Total Liabilities                                              2,272,782              2,178,451

Guaranteed Preferred Beneficial Interests
 in the Company's Subordinated Debentures                         44,750                 44,750

Shareholders' equity:
 Common stock-no par value                                         6,270                  5,700
 Capital surplus                                                 121,456                 69,947
 Retained earnings                                                90,606                124,394
 Less cost of common stock in treasury                           (11,201)                (6,978)
 Unrealized appreciation of investment
  securities, net                                                  3,321                  1,890

Total Shareholders' Equity                                       210,452                194,953

Total Liabilities and Shareholders' Equity                    $2,527,984             $2,418,154


The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)

                                                      Three Months Ended              Nine Months Ended
                                                          September 30                 September 30

                                                       1998         1997              1998         1997

Interest Income:
 Loans, including fees                       $     42,459   $     38,471    $    127,184   $    107,895
 Investment securities:
    Taxable                                         4,160          4,295          12,336         12,540
    Tax-exempt                                      1,982          2,042           5,961          6,132
    Other                                             754             34           1,084            179

Total Interest Income                              49,355         44,842         146,565        126,746

Interest Expense:
 Deposits                                          22,259         19,143          64,170         53,279
 Short-term borrowings                              3,352          3,330          11,340          9,154
 Long-term debt                                       232            277             688            875

Total Interest Expense                             25,843         22,750          76,198         63,308

Net Interest Income                                23,512         22,092          70,367         63,438
Provision for Loan Losses                           2,042          2,130           7,132          3,838

Net Interest Income After
 Provision for Loan Losses                         21,470         19,962          63,235         59,600

Noninterest Income:
 Trust fees                                         2,191          1,999           6,351          5,491
 Service charges on deposit accounts                1,482          1,433           4,320          3,969
 Loan servicing sale income                         4,070          1,768          10,106          4,708
 Equipment rental income                            3,602          1,955           8,885          4,617
 Other income                                       2,578          1,811           7,405          4,679
 Investment securities and other
  gains (losses)                                        0             24            (706)          (279)

Total Noninterest Income                           13,923          8,990          36,361         23,185

Noninterest Expense:
 Salaries and employee benefits                    11,905         10,111          35,266         29,853
 Net occupancy expense                              1,250          1,143           3,695          3,337
 Furniture and equipment expense                    1,826          1,680           5,165          4,956
 Depreciation - leased equipment                    2,354          1,400           6,336          3,409
 Business development and marketing expense           861            650           2,381          2,532
 Other                                              4,064          2,935           9,758          8,081

Total Noninterest Expense                          22,260         17,919          62,601         52,168

Income Before Income Taxes and
 Subsidiary Trust Distributions                    13,133         11,033          36,995         30,617
Income taxes                                        4,718          3,831          12,953         10,288
Distribution on Preferred Securities of
 Subsidiary Trusts, Net of Tax                        554            564           1,679          1,184

Net Income                                        $ 7,861       $  6,638         $22,363       $ 19,145

Other Comprehensive Income, Net of Tax:
 Unrealized Gain on Securities                    $ 1,089       $  1,012         $ 1,431       $    987

Comprehensive Income                              $ 8,950       $  7,650         $23,794       $ 20,132

Per Common Share:  <F1>
 Basic Net Income Per Common Share                $  0.45       $   0.38         $  1.29       $   1.11
 Diluted Net Income Per Common Share              $  0.45       $   0.38         $  1.27       $   1.08
 Dividends                                        $ 0.080       $  0.068         $ 0.226       $  0.202
Basic Weighted Average Common Shares
 Outstanding                                   17,221,825     17,203,187      17,292,866     17,210,937
Diluted Weighted Average Common Shares
 Outstanding                                   17,557,160     17,788,839      17,642,616     17,758,348

<F1> The computation of per share data gives retroactive recognition to a 10% stock dividend declared on January 20, 1998, and a five-for-four stock split declared on
    January 21, 1997.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                         Nine Months Ended September 30
                                                                1998             1997

Operating Activities:
 Net income                                                $  22,363         $ 19,145
 Adjustments to reconcile net income to net cash
    provided by operating activities:
 Provision for loan losses                                     7,132            3,838
 Depreciation of premises and equipment                        9,071            5,858
 Amortization of investment security premiums
    and accretion of discounts, net                              711              656
 Deferred income taxes                                         3,521            3,421
 Realized investment securities (gains) losses                   706              279
 Increase in interest receivable                                (682)          (1,343)
 Increase in interest payable                                  6,880            9,330
 Other                                                        (9,083)         (36,250)

Net Cash Provided by Operating Activities                     40,619            4,934


Investing Activities:
 Proceeds from sales and maturities of
  investment securities                                      148,977          104,016
 Purchases of investment securities                         (206,304)        (106,345)
 Net decrease in short-term investments                      (37,644)            (311)
 Loans sold or participated to others                        307,097          113,728
 Net increase in loans made to customers
    and principal collections on loans                      (294,754)        (368,095)
 Net increase in leased assets                               (16,112)          (9,027)
 Purchases of premises and equipment                          (2,380)          (2,746)
 Other                                                        (6,806)          (4,703)

Net Cash Used in Investing Activities                       (107,926)        (273,483)


Financing Activities:
 Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts                             12,416          (41,715)
 Net increase in certificates of deposit                      90,405          125,297
 Net increase (decrease) in short-term borrowings            (18,297)          94,842
 New long-term debt                                              522               --
 Payments on long-term debt                                   (4,169)          (3,091)
 New issuance of trust preferred securities                       --           44,750
 Acquisition of treasury stock                                (5,474)          (2,046)
 Cash dividends                                               (3,919)          (3,473)
 Other                                                            12               (8)

Net Cash Provided by Financing Activities                     71,496          214,556

Increase (Decrease) in Cash and Cash Equivalents               4,189          (53,993)

Cash and Cash Equivalents, Beginning of Year                  90,864          137,588

Cash and Cash Equivalents, End of Period                   $  95,053         $ 83,595



The accompanying notes are a part of the consolidated financial statements.

Notes to the consolidated Financial Statements

 1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1997 1st Source Corporation Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarters ended March 31, and June 30, 1998, should be read in conjunction with these statements.

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

 3. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." This Statement changes the manner in which public companies report significant information in annual reports and requires companies to report selected segment information in interim financial reports. Companies are now required to report financial and descriptive information about the company's operating segments. In the year of adoption, companies are not required to disclose interim period information. 1st Source will adopt the Statement in 1998.

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

 5. On July 16, 1998, 1st Source entered into an agreement to securitize up to $400 million in loans; $205 million for new funding, $100 million for future growth, and $95 million for replacement funding. The purpose of the securitization is to fund the continued national growth of the 1st Source Bank Specialty Finance Group. 1st Source Bank will continue to service the loans for a fee.



PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1997
1st Source Corporation Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarters ended March 31, and June 30, 1998. The amounts shown in this analysis have been adjusted to reflect tax-exempt income on a tax equivalent basis using a 40.525% rate.

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




      COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
              ENDED SEPTEMBER 30, 1998 AND 1997


    Net income for the three-month and nine-month periods ended
September 30, 1998, was $7,861,000 and $22,363,000 respectively, compared to $6,638,000 and $19,145,000 for the equivalent periods in 1997. The primary reasons for the increase were an increase in net interest income and a strong increase in noninterest income offset by an increase in noninterest expense.

    Diluted net income per common share increased to $0.45 and $1.27, respectively, for the three-month and nine-month periods ended September 30, 1998, from $0.38 and $1.08 in 1997. Return on average common shareholders' equity was 14.76% for the nine months ended September 30, 1998, compared to 14.25% in 1997. The return on total average assets was 1.19% for the nine months ended September 30, 1998, compared to 1.19% in 1997.


NET INTEREST INCOME

    The taxable equivalent net interest income for the three-month period ended September 30, 1998, was $24,391,000, an increase of 5.94% over the same period in 1997, resulting in a net yield of 4.15% compared to 4.35% in 1997. The fully taxable equivalent net interest income for the nine-month period ended September 30, 1998, was $73,066,000, an increase of 10.29% over 1997, resulting in a net yield of 4.23% compared to 4.42% in 1997.

    Total average earning assets increased 10.90% and 15.24%, respectively, for the three-month and nine-month periods ended September 30, 1998, over the comparative amounts in 1997. Total average investment securities and average other investments combined increased by 10.89% for the three-month period and increased by 4.95% for the nine-month period, while a 10.91% and 18.07% increase for the three-month and nine-month periods for average loans occurred primarily in retail mortgages, commercial mortgages, and transportation and equipment loans. The taxable equivalent yields on total average earning assets were 8.55% and 8.64% for the three-month period ended September 30, 1998, and 1997, and 8.65% for both the nine-month periods ended September 30, 1998 and 1997.

    Average deposits increased 15.78% and 17.92%, respectively, for the three-month and nine-month periods over the same amounts from 1997. The cost rate on average interest-bearing funds was 5.15% and 5.08% for the three-months ended September 30, 1998, and 1997, and 5.16% and 5.00% for the nine-month periods ended September 30, 1998, and 1997. The majority of the growth in deposits from last year has occurred in time deposits of $100 thousand and over and time deposits greater than one year.

    The following table sets forth consolidated information regarding average balances and rates.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                     Three Months Ended September 30
                                                              1998                                     1997
                                                            Interest                                 Interest
                                              Average        Income/    Yield/        Average         Income/         Yield/
                                              Balance        Expense      Rate        Balance         Expense          Rate
ASSETS:
  Investment securities:
    Taxable                              $    282,635      $   4,160     5.84%     $   283,097      $   4,295          6.02%
    Tax exempt (1)                            151,086          2,809     7.38%         153,679          2,919          7.54%
  Net loans (2 & 3)                         1,842,592         42,512     9.15%       1,661,407         38,526          9.20%
  Other investments                            54,493            753     5.48%           3,497             33          3.74%

Total Earning Assets                        2,330,806         50,234     8.55%       2,101,680         45,773          8.64%

  Cash and due from banks                      86,283                                   75,689
  Reserve for loan losses                     (40,537)                                 (32,326)
  Other assets                                161,745                                  114,290

Total                                    $  2,538,297                              $ 2,259,333


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits              $  1,761,760      $  22,259     5.01%     $ 1,525,952      $  19,144          4.97%
  Short-term borrowings                       214,418          3,352     6.20%         236,157          3,329          5.59%
  Long-term debt                               13,006            232     7.08%          15,505            277          7.09%

Total Interest Bearing Liabilities          1,989,184         25,843     5.15%       1,777,614         22,750          5.08%

  Noninterest bearing deposits                252,015                                  213,338
  Other liabilities                            90,620                                   83,324
  Shareholders' equity                        206,478                                  185,057

Total                                    $  2,538,297                              $ 2,259,333

Net Interest Income                                        $  24,391                                $  23,023

Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                       4.15%                                         4.35%


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                              Nine Months Ended September 30
                                                             1998                          1997
                                                            Interest                                 Interest
                                              Average        Income/    Yield/         Average        Income/         Yield/
                                              Balance        Expense      Rate         Balance        Expense          Rate
ASSETS:

  Investment securities:
    Taxable                              $    276,183      $  12,336     5.97%     $   274,197      $  12,540          6.11%
    Tax exempt <F1>                           150,437          8,504     7.56%         152,017          8,819          7.76%
  Net loans <F2><F3>                        1,854,384        127,341     9.18%       1,570,527        108,017          9.20%
  Other investments                            26,349          1,083     5.50%           5,402            179          4.44%

Total Earning Assets                        2,307,353        149,264     8.65%       2,002,143        129,555          8.65%

  Cash and due from banks                      83,278                                   72,286
  Reserve for loan losses                     (38,326)                                 (31,126)
  Other assets                                153,054                                  103,147

Total                                    $  2,505,359                              $ 2,146,450


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits              $  1,716,770      $  64,170     5.00%     $ 1,455,834      $  53,279          4.89%
  Short-term borrowings                       244,567         11,340     6.20%         221,850          9,154          5.52%
  Long-term debt                               12,990            688     7.08%          16,750            875          6.98%

Total Interest Bearing
  Liabilities                               1,974,327         76,198     5.16%       1,694,434         63,308          5.00%


  Noninterest bearing deposits                241,802                                  205,048
  Other liabilities                            86,647                                   67,295
  Shareholders' equity                        202,583                                  179,673

Total                                    $  2,505,359                              $ 2,146,450

Net Interest Income                                        $  73,066                                $  66,247

Net Yield on Earning Assets on a
  Taxable Equivalent Basis                                               4.23%                                         4.42%


<FN1>  Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. Tax equivalent adjustments for the three-month periods were $827 in 1998 and $876 in 1997 and for the nine-month periods were $2,543 in 1998 and $2,687 in 1997.

<FN2>  Loan income includes fees on loans for the three-month periods of
     $1,279 in 1998 and $876 in 1997 and for the nine-month periods of $3,594 in 1998 and $2,912 in 1997. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. The tax equivalent adjustments for the three-month periods were $53 in 1998 and $54 in 1997 and for the nine-month periods were $157 in 1998 and $121 in 1997.

<FN3>  For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.
PROVISION FOR LOAN LOSSES


PROVISION FOR LOAN LOSSES
     The provision for loan losses for the three-month period ended September 30, 1998, and 1997, was $2,042,000 and $2,130,000, respectively, and was $7,132,000 and $3,838,000 for the nine-month periods ended
September 30, 1998 and 1997.   Net Charge-offs of $1,462,000 have been
recorded for the three-month period ended September 30, 1998, compared to $370,000 of Net Charge-offs for the same period in 1997. Year-to-date Net Charge-offs of $2,267,000 have been recorded in 1998, compared to Net Recoveries of $295,000 through September 1997. The reserve for loan losses was $40,289,000 or 2.26% of net loans at September 30, 1998, compared to $35,424,000 or 1.97% of net loans at December 31, 1997.

     Non-performing assets at September 30, 1998, were $12,532,000 compared to $11,436,000 at December 31, 1997, an increase of 9.58%. At
September 30, 1998, non-performing assets were .70% of net loans compared to .64% at December 31, 1997. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of September 30, 1998.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended September 30, 1998, and 1997 was $13,923,000 and $8,966,000, respectively, and for the nine-month periods was $36,361,000 in 1998 and $23,185,000 in 1997.  For
the nine-month period, trust fees increased 15.66%, service charges on deposit accounts increased 8.84%, loan servicing and sale income increased 114.66%, equipment rental income increased 92.44% and other income increased 58.26%. The increase in servicing and sale income is due to increased loan securitization activity and income recognition required by SFAS No. 125. The significant increase in equipment rental income was primarily due to substantial growth in operating leases. Bank Owned Life Insurance income was primarily the reason for the increase in the Other Income category. Investment Security losses and other losses for the nine-month period ended September 30, 1998, were $706,000 compared to net losses of $279,000 in 1997. The net losses in 1998 and 1997 were primarily attributed to certain partnership and venture capital investments.


NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended September 30, 1998, was $22,260,000, an increase of 24.23% over the same period in 1997 and was $62,601,000 for the nine-month period ended September 30, 1998, an increase of 20.00% over 1997. For the nine-month period ended
September 30, 1998, salaries and employee benefits increased 18.13%, net occupancy expense increased 10.73%, furniture and equipment expense increased 4.22%, depreciation on leased equipment increased 85.86%, business development and marketing expense decreased 5.96%, and miscellaneous other expenses increased 20.75% over the same period in 1997. The increase in salaries and employee benefits expense is primarily attributed to a 10% increase in our employee base compared to 1997, and additional expense provisions to fund our stock incentive reserves. Business development and marketing expense decreased due to a $590,000 decrease in charitable contributions. The increase in depreciation of leased equipment is due to a significant volume increase of operating leases from the prior year as mentioned above. The increase in miscellaneous other expenses is primarily due to expenses incurred for the loan securitization during the third quarter.

INCOME TAXES

     The provision for income taxes for the three-month and nine-month periods ended September 30, 1998, was $4,718,000 and $12,953,000, respectively, compared to $3,831,000 and $10,288,000 for the comparable periods in 1997. The provision for income taxes for the nine months ended September 30, 1998, and 1997, is at a rate which management believes approximates the effective rate for the year.

CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.82% at September 30, 1998.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1998 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 1998, was 12.67% and the total risk-based capital ratio was 13.95%.

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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 1998 the consolidated statement of financial condition was rate sensitive by $297,544,000 more liabilities than assets scheduled to reprice within one year or 81.82%.

     Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

     1st Source has two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the Company's prime floating rate loans. The notional amount of the first swap as of September 30, 1998, is $17.7 million. It has a maturity date of January, 2002, and has a current fair value of $34,917. The second swap has a notional amount of $17.3 million as of September 30, 1998. It has a maturity date of March, 2001, and has a current fair value of $41,165.

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

YEAR 2000

     The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g., 98 for 1998). Systems using this two-digit approach may not be able to determine whether "00" represents the Year 2000 or 1900. The problem, if not corrected, may make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

     In 1997, a project plan to address the Year 2000 issue as it relates to the Company's operations was developed, approved by the Board of Directors and implemented. The scope of the plan has five phases including Awareness, Assessment, Renovation, Validation and Implementation as defined by federal banking regulatory agencies. Two project teams were assigned. The first consists of key members of the technology staff, representatives of functional business units and senior management. The second primarily consists of lenders and credit personnel. The first team assessed our systems and equipment and vendors to ascertain their readiness and to develop the overall plan to bring our systems into compliance. The second team assessed the readiness of our customers and determine what risk, if any, our key customers pose to the Company with respect to their Year 2000 readiness. Additionally, the duties of the Senior Vice President of Operations were realigned to serve as the Year 2000 Project Manager.

     An assessment of the impact of the Year 2000 issue on the Company's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, the Company has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

     The Company relies on third-party vendors and service providers for much of its data processing capabilities and to maintain its computer systems. Formal communications with these providers were initiated in 1997 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored continually for any indication that they may not be able to address the problems in time. Thus far, all of the significant providers have advised us that they have compliant versions available or are well into the renovation and testing phases with completion scheduled for sometime in 1998. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely renovated.

     Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major borrowing customers. Formal communications have been initiated, with an assessment substantially completed on September 30, 1998. Loan losses attributed to the Year 2000 issue are not anticipated to be material to the Company. However, there can be no guarantee that any loss incurred will be immaterial.

     The project teams feel that the Company's Year 2000 readiness project is on schedule. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.


Project Phase          % Completed            Estimated Completion
Awareness                     100%                           - -
Assessment                    100%                           - -
Renovation                     85%               December 32, 1998
Validation                     35%                  March 31, 1999
Implementation                 35%                   June 30, 1999



     The Company's estimated total cost of the Year 2000 project is estimated to be between $700,000 and $1,700,000. The total amount expended on the project through September 30, 1998, was $352,000 of which approximately $333,000 was related to the cost to repair or replace software; approximately $9,000 to the cost of replacing equipment, and approximately $10,000 to miscellaneous items such as training for employees and communications with customers. Funds have been provided from our normal operating budget and costs are expensed as they are incurred. The total cost to the Company of these Year 2000 readiness activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year. No other specific projects have been deferred due to this project. Much of the work done within this project is an acceleration of work that would have been done in the normal course of business.

     The costs and timetable in which the Company plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved and actual results could differ from such plans.

    Based upon current information related to the progress of its major vendors and service providers, management believes that the Year 2000 issue will not pose significant operational problems for its computer systems. This belief is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. However, the Company can give no guarantee that these systems will be renovated in a timely manner.

     Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail.
While this is an ongoing process, the Company expects to have the plan substantially documented by June 30, 1999.

                   PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities.

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4   Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits and Reports on Form 8-K.

         None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             1st Source Corporation



DATE        11/11/98            /s/ Christopher J. Murphy III
                                       (Signature)
                              Christopher J. Murphy III, President


DATE        11/11/98              /s/ Larry E. Lentych
                                      (Signature)
                              Larry E. Lentych, Treasurer (Chief
                              Accounting and Financial Officer)