Form 10-K
period 1998-12-31
1ST SOURCE CORP
filed 1999-03-08
CIK 34782

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
    For the transition period from _____________________ to ____________________
    Commission file number 0-6233

                             1st SOURCE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Indiana                                               35-1068133
--------------------------------                          --------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

100 N. Michigan Street, South Bend, Indiana                            46601
--------------------------------------------                        ----------
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               219/235-2000
                                                                  -------------
Securities registered pursuant to Section 12(b) of the Act:              None
                                                                         ----
Securities registered pursuant to Section 12(g) of the Act:
 9% Cumulative Trust Preferred Securities and related guarantee - $25 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Floating Rate Cumulative Trust Preferred Securities and related guarantee -
--------------------------------------------------------------------------------
$25 par value
-------------
                                (Title of Class)
                                ----------------
                        Common Stock - without par value
                        --------------------------------
                                (Title of Class)
                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes      X       No
                                        --------        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 1999. Common Stock, without par value - $309,154,359.

The number of shares outstanding of each of the registrant's classes of stock as of February 16, 1999. Common Stock, without par value - 19,069,575 shares.
                      --------------------------------------------------------
9% Cumulative Trust Preferred Securities and related guarantee, $25 par value -
-------------------------------------------------------------------------------
1,100,000 shares.
-------------------------------------------------------------------------------
Floating Rate Cumulative Trust Preferred Securities and
-------------------------------------------------------------------------------
related guarantee, $25 par value - 690,000 shares.
-------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 1998, are incorporated by reference into Part II. Portions of the annual proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Parts II and III.

PART I

ITEM 1.  BUSINESS

GENERAL

         1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 1998, 1st Source had assets of $2.73 billion, deposits of $2.18 billion and total shareholders' equity of $215.9 million. Pages 24 through 46 of 1st Source's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference.

         1st Source, through its principal subsidiary 1st Source Bank (the "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 47 banking locations in the northern Indiana/southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private aircraft, automobiles for leasing and rental agencies, heavy duty trucks and construction equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of nine counties in northern Indiana and three counties in southwestern lower Michigan. South Bend, in St. Joseph County, is the largest city in its market area, and is a regional center for educational institutions, health care, financial, accounting and legal services and retailing.

         1st Source's other subsidiaries include 1st Source Leasing, Inc., an originator and servicer of personal property leases to businesses nationwide, 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend, 1st Source Capital Corporation, a licensed small business investment company, 1st Source Capital Trust I and II, subsidiaries created to issue $44.75 million of Trust Preferred Securities, Michigan Transportation Finance Corporation, a company which manages the non-Indiana assets of our national niche lending businesses, 1st Source Funding Corporation, a special purpose entity established for purposes of administering securitization activity, and Trustcorp Mortgage Company, a mortgage banking company with four offices in Indiana and one in Ohio. 1st Source's inactive subsidiaries include 1st Source Travel, Inc., 1st Source Auto Leasing, Inc., and FBT Capital Corporation.

         The principal executive office of 1st Source is located at 100 North Michigan Street, South Bend, Indiana 46601 and its telephone number is (219) 235-2000.

BUSINESS STRATEGY AND OBJECTIVES

         1st Source, as part of its "Vision 2000" strategic planning process commenced in 1995, has identified several business objectives and strategies which focus on growth and customer service. The principal objectives of 1st Source under Vision 2000 have been to (i) increase financial performance and market share, (ii) provide exceptional customer service, (iii) enhance credit quality, and (iv) maintain cost controls.

         1st Source has employed the following strategies to further its Vision 2000 objectives:

         1. Increase market share in each market served and as a percentage of each customer's relationship. 1st Source has opened 15 new banking locations from 1995 through 1998 as part of its banking center expansion program designed to maintain its position as one of the dominant financial institutions in its market area -- which includes nine counties in northern Indiana and three counties in southwestern lower Michigan. Management believes that such a strategy allows the most effective and efficient use of 1st Source's marketing resources and assures that 1st Source's banking offices are accessible to a majority of the people residing in the markets served. 1st Source's goal is to deliver highly personal and superior customer services through each of its banking facilities and to meet a higher percentage of each customer's financial needs through personal relationship management.

         2. Expand fee-based businesses. 1st Source currently provides a number of fee-based services to its clients, the major services being trust, mortgage banking, and insurance. 1st Source believes that additional sources of fee income are available from existing relationships and that existing fee-based product lines can be used effectively in developing new relationships with customers. 1st Source also believes that customers are more loyal and responsive to its products and services when a large percentage of a customer's financial services are provided directly by 1st Source. 1st Source's fee-based businesses are designed to strengthen the relationship between 1st Source and its customers.

         3. Expand the national niche businesses across the United States taking advantage of specialized opportunities. 1st Source caters to specialized national market niches that management believes are not being well served by either the credit subsidiaries of manufacturers or by other financial institutions. Asset-based lending and personal relationship management of the customer base, together with an efficient method of operation, is the focus of the Bank's Specialty Finance Group, which provides such services. Additional experienced sales people have been and will be added to ensure better geographic coverage in areas of opportunity. 1st Source has also pursued a strategy of securitizing loan receivables so that this Group's business growth is not totally dependent on deposit funding.

         4. Actively managing credit quality. 1st Source has adopted a proactive credit management process with loan officers maintaining responsibility for the quality of the credits they originate and manage. The credit management process is supported by a collective and collaborative review and approval process and is balanced by a review, evaluation and grading process undertaken by an objective third party. Senior management is actively involved in the management of the process and incentive compensation is based on 1st Source's overall credit experience.

BANKING AND FINANCIAL SERVICES

         The organization offers a broad range of consumer and commercial banking services through its lending operations, retail branches and fee based businesses.

         Loans and Leases

         - 1st Source's commercial and agriculture loans at December 31, 1998, were approximately $399 million and were 21.2% of total loans outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area of Northern Indiana and Southwest Michigan.

         - Commercial loans secured by transportation and construction equipment totaled $732 million, or 38.9% of total loans outstanding, at December 31, 1998. This loan area concentrates on specialty finance lending for automobile leasing and rental companies, truck leasing companies, privately-owned aircraft for businesses and individuals and heavy duty trucks and other equipment used in the construction business. Currently, 1st Source has 14 locations nationwide supporting these lending activities. Loan sale and servicing income resulting from loan securitizations from these specialty finance lending activities totaled $8.57 million in 1998. 1st Source also generates equipment rental income through the leasing of various automobiles, construction equipment and other equipment to customers through operating leases, where 1st Source retains ownership of the property being leased. Total equipment rental income for 1998 totaled $12.6 million with depreciation on this equipment amounting to $8.9 million.

         - Loans secured by real estate amounted to $631 million, which was approximately 33.5% of total loans outstanding, at December 31, 1998. The primary focus of this lending area is commercial real estate and residential mortgage lending in the regional market area of Northern Indiana and Southwest Michigan. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company.

         - 1st Source's consumer loans at December 31, 1998, amounted to $119 million and 6.4% of total loans outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

         Deposits

         Through its network of 47 branches in 12 counties in Indiana and Michigan, 1st Source generates deposits to fund its lending activities. The total deposits at December 31, 1998 were $2.18 billion. Enhancing customer service, 1st Source offers banking services, in addition to its traditional branches, through its network of 48 automatic teller machines, bank by phone services and through the internet. Service charges on deposit accounts totaled $5.8 million for 1998.

         Fee Based Businesses

         1st Source maintains various fee based businesses to complement net interest income.

         - Trust fees are generated from employee benefit services, personal and agency trusts and estate planning. In 1998, trust fees were approximately $8.3 million.

         - Mortgage loan sale and servicing income for 1998 amounted to $6.55 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp Mortgage Company. Trustcorp serviced approximately $1.87 billion of mortgage loans at December 31, 1998.

         -        Insurance   commissions  from  1st  Source's  property  and
                  casualty  insurance  agency  totaled $1.30 million for 1998.

COMPETITION

         The activities in which 1st Source and the Bank engage are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. Larger financial institutions competing within 1st Source's principal market, but headquartered elsewhere, include KeyBank, Norwest Bank, Banc One, Standard Federal Bank and National City Corporation. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

         In addition to competing with other banks within its primary service areas, the Bank also competes with other financial intermediaries, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of 1st Source's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over 1st Source in providing some services.

         1st Source competes against these financial institutions by offering innovative products and highly personalized services. 1st Source also relies on a history in the market dating back to 1863, relationships that long-term employees have with their customers, and the capacity for quick local decision-making.

EMPLOYEES

         1st Source employs approximately 1,036 persons on a full-time equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

REGULATION AND SUPERVISION

         GENERAL. 1st Source and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of 1st Source. The operations of 1st Source may be affected by legislative changes and by the policies of various regulatory authorities. 1st Source is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

         1st Source is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA") and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). 1st Source is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

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

         BANK AND BANK HOLDING COMPANY REGULATION. As noted above, both 1st Source and the Bank are subject to extensive regulation and supervision.

         Bank Holding Company Act. Under the BHCA, as amended, the activities of a bank holding company, such as 1st Source, are limited to business so closely related to banking, managing or controlling banks as to be a proper incident thereto. 1st Source is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

         The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

         Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally.

         The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund ("BIF"), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues.

         Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company has the right to convert the banks which its owns in different states to branches of a single bank. The states of Indiana and Michigan have adopted the interstate branching provisions of the Interstate Act.

         Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies.

         Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities. The various regulatory capital requirements that 1st Source is subject to are disclosed on page 42 in Footnote "O" of the annual shareholders report for year ended December 31, 1998, and is incorporated herein by reference. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

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

         Regulations Governing Extensions of Credit. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions may limit the ability of 1st Source to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest-rates and collateral, and following credit underwriting procedures that are not less stringent than, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

         Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $47.8 million or less (subject to adjustment by the Federal Reserve) and 10% must be maintained against that portion of total transaction accounts in excess of such amount.

         Dividends. The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators and by the principles of prudent bank management.

         Monetary Policy and Economic Control. The commercial banking business in which 1st Source engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of 1st Source and the Bank cannot be predicted.

         Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposals will be adopted or the extent to which the business of 1st Source may be affected thereby.

FORWARD LOOKING STATEMENTS

         The information regarding "forward-looking statements" on page 11 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.


                                                  SELECTED STATISTICAL INFORMATION
                                    Distribution of Assets, Liabilities and Shareholders' Equity
                                              Interest Rates and Interest Differential
                                                       (Dollars in Thousands)

Year ended December 31,                     1998                               1997                                1996
                             ----------------------------------    ------------------------------    -------------------------------
                                            Interest                           Interest                           Interest
                                   Average    Income/   Yield/        Average    Income/   Yield/        Average    Income/   Yield/
                                   Balance    Expense   Rate          Balance    Expense   Rate          Balance    Expense   Rate
                             ----------------------------------    ------------------------------    -------------------------------


ASSETS:
   Investment securities:
       Taxable                 $   294,632  $  17,419    5.91%    $   272,400   $ 16,638    6.11%    $   254,033   $ 15,337    6.04%
       Tax-exempt (1)              150,678     11,327    7.52%        151,686     11,723    7.73%        146,176     11,787    8.06%
   Net loans (2 & 3)             1,853,537    168,664    9.10%      1,610,889    148,061    9.19%      1,348,089    124,467    9.23%
   Other investments                45,708      2,348    5.14%         11,662        592    5.09%         18,757        995    5.30%
                             -------------  ---------    -----  -------------  ---------    -----  ------------- ----------    -----

Total Earning Assets             2,344,555    199,758    8.52%      2,046,637    177,014    8.65%      1,767,055    152,586    8.64%

   Cash and due from banks          86,452                             73,246                             75,378
   Reserve for loan losses         (38,861)                           (31,966)                           (28,482)
   Other assets                    158,072                            110,383                             81,263
                              ------------                      -------------                      -------------

Total                           $2,550,218                         $2,198,300                         $1,895,214
                                ==========                         ==========                         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest bearing deposits    $1,748,759  $  86,264    4.93%     $1,488,287    $73,150    4.92%     $1,337,345    $64,214    4.80%
   Short-term borrowings           243,431     15,034    6.18%        227,757     13,014    5.71%        156,003      7,843    5.03%
   Long-term debt                   13,036        929    7.13%         16,527      1,160    7.02%         19,876      1,372    6.90%
                             -------------  ----------   -----  -------------  ---------    -----  -------------  ---------    -----

Total Interest Bearing
  Liabilities                    2,005,226    102,227    5.10%      1,732,571     87,324    5.04%      1,513,224     73,429    4.85%
                               -----------  ---------    -----    -----------   --------    -----    -----------   --------    -----

   Noninterest bearing deposits    250,755                            210,686                            186,804
   Other liabilities                89,057                             72,500                             33,862
   Shareholders' equity            205,180                            182,543                            161,324
                              ------------                       ------------                       ------------

Total                           $2,550,218                         $2,198,300                         $1,895,214
                                ==========                         ==========                         ==========
                                              -------                            -------                            -------
Net Interest Income                           $97,531                            $89,690                            $79,157
                                              =======                            =======                            =======

Net Yield on Earning Assets on
                                                         -----                              -----                              -----
   a Taxable Equivalent Basis                            4.16%                              4.38%                              4.48%
                                                         =====                              =====                              =====

(1) Interest income including the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $3,408 in 1998, $3,536 in 1997 and $3,635 in 1996.

(2) Loan income includes fees on loans of $4,889 in 1998, $4,097 in 1997 and $3,136 in 1996. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $202 in 1998, $162 in 1997 and $131 in 1996.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                                       Increase (Decrease) Due to (1)
                                                 ---------------------------------------------------------------------
                                                         Volume                  Rate                     Net
                                                       ---------               ----------               ---------
                                                                             (In Thousands)
1998 compared to 1997
   Interest earned on:
     Loans                                               $ 22,038                $  (1,435)              $ 20,603
     Investment securities:
       Taxable                                              1,297                     (516)                   781
       Tax-exempt                                             (80)                    (317)                  (397)
     Interest-bearing deposits with
        other banks                                            (1)                      27                     26
     Federal funds sold and other
        money market investments                            1,764                      (33)                 1,731
                                                      -----------             ------------            ------------
            Total Earning Assets                         $ 25,018                $  (2,274)              $ 22,744

   Interest paid on:
     Savings deposits                                       2,084                    1,113                  3,197
     Other time deposits                                   10,463                     (546)                 9,917
     Short-term borrowings                                    909                    1,111                  2,020
     Long-term debt                                          (249)                      18                   (231)
                                                      -----------             ------------            -----------
            Total Interest-Bearing Liabilities             13,207                    1,696                 14,903
                                                      -----------             ------------            -----------
   Net Interest Income                                  $  11,811               $   (3,970)             $   7,841
                                                        =========               ==========              =========


1997 compared to 1996
   Interest earned on:
     Loans                                              $  23,782               $     (405)              $ 23,377
     Investment securities:
       Taxable                                              1,367                      151                  1,518
       Tax-exempt                                             607                     (671)                   (64)
     Interest-bearing deposits with
       other banks                                            (53)                     (62)                  (115)
     Federal funds sold and other
       money market investments                              (316)                      28                   (288)
                                                      -----------             ------------            -----------
            Total Earning Assets                           25,387                     (959)                24,428

   Interest paid on:
     Savings deposits                                          91                     (419)                  (328)
     Other time deposits                                    8,688                      576                  9,264
     Short-term borrowings                                  3,999                    1,172                  5,171
     Long-term debt                                          (232)                      20                   (212)
                                                      -----------             ------------            -----------
            Total Interest-Bearing Liabilities             12,546                    1,349                 13,895
                                                      -----------             ------------            -----------
   Net Interest Income                                  $  12,841                $  (2,308)             $  10,533
                                                        =========                =========              =========


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                                       December 31
                                                                     ----------------------------------------------
                                                                             1998           1997            1996
                                                                          ----------     ----------      ----------
                                                                                     (In Thousands)

U.S. Treasury and government agencies and corporations                      $284,327       $228,884        $253,434
States and political subdivisions                                            154,473        148,228         150,044
Other                                                                        100,899         37,796          19,618
                                                                           ---------     ----------      ----------
                   Total                                                    $539,699       $414,908        $423,096

The following table shows the maturities of investment securities at December 31, 1998, at the carrying amounts and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 40.525% tax rate) of such securities.

                                                                            Maturing
                             -------------------------------------------------------------------------------------------------------
                                                                After One                 After Five
                                      Within                    But Within                But Within                   After
                                     One Year                   Five Years                Ten Years                  Ten Years
                             --------------------           ------------------          ----------------        --------------------
                                 Amount      Yield         Amount     Yield            Amount      Yield         Amount      Yield
                             -----------    --------      --------   --------        ----------   --------      -------     --------
                                                                     (Dollars in Thousands)
U.S. Treasury and
     government agencies
     and corporations            $  99,487    5.68%          $145,608   5.40%          $  3,582    5.95%          $35,650    6.01%

States and political
     subdivisions                   16,628    6.43%            84,249   6.87%            44,411    8.13%            9,185    6.58%

Other                               31,464    5.58%            22,538   5.77%               254    7.01%           46,643    6.32%
                                ----------    -----        ----------   -----         ---------    -----         --------    -----
              Total               $147,579    5.74%          $252,395   5.92%           $48,247    7.96%          $91,478    6.23%



================================================================================

Weighted average yields on tax-exempt obligations have been computed by adjusting tax-exempt income to a fully taxable equivalent basis, excluding the effect of the tax preference interest expense adjustments.


LOAN PORTFOLIO

The following table shows 1st Source's loan distribution at the end of each of the last five years for December 31:

                                              1998                1997                1996               1995                1994
                                           ----------          ----------          ----------         ----------          ----------
                                                                             (Dollars in Thousands)
Loans:
     Commercial and agricultural          $   399,013         $   364,391         $   335,192        $   314,421         $   293,171

     Commercial loans secured
        by transportation and
        construction equipment                732,488             752,677             561,042            457,930             358,128

     Loans secured by real estate             630,915             568,136             468,109            408,028             377,532

     Consumer loans                           119,280             111,577              91,220             79,036              71,882
                                         ------------       -------------       -------------      -------------       -------------

         Total Loans                       $1,881,696          $1,796,781          $1,455,563         $1,259,415          $1,100,713
                                           ==========          ==========          ==========         ==========          ==========


The following table shows the rate sensitivity of loans (excluding residential mortgages for 1-4 family residences, consumer loans and lease financing) outstanding as of December 31, 1998. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.


                                                                              Rate Sensitivity
                                        --------------------------------------------------------------------------------------------
                                           Within             After One But                    After
                                          One Year          Within Five Years                  Five Year                  Total
                                          ---------         -----------------                  ---------                 --------
                                                                              (In Thousands)
Commercial loans secured
    by transportation and
    construction equipment                 $397,980                  $304,326                    $16,530                 $   718,836

Commercial and agricultural                 263,268                    80,986                      5,346                     349,600

Loans secured by real estate                207,455                    41,625                      7,238                     256,318
                                          ---------                ----------                  ---------                ------------

              Total                        $868,703                  $426,937                    $29,114                  $1,324,754
                                           ========                  ========                    =======                  ==========


                                                                                                         Rate Sensitivity
                                                                                              --------------------------------------
                                                                                                Fixed                       Variable
                                                                                                Rate                          Rate
                                                                                              ----------                  ----------

Due after one year but within five years                                                        $411,325                     $15,612

Due after five years                                                                              25,559                       3,555
                                                                                             -----------                   ---------

              Total                                                                             $436,884                     $19,167
                                                                                                ========                     =======


The following table summarizes the nonaccrual, past due and restructured loans:

                                                                                   December 31
                                             ---------------------------------------------------------------------------------------
                                               1998                1997                1996               1995                1994
                                             --------            --------            --------           --------            --------
                                                                           (Dollars in Thousands)

Nonaccrual Loans                                $9,266             $10,030             $6,678              $4,893             $3,314

Accruing loans past
     due 90 days or more                           275                 730                557                 274                477

Restructured loans                                  --                  --                 --                  --                133
                                            ----------        ------------         ----------          ----------           --------

     Total Nonperforming Loans                  $9,541             $10,760             $7,235              $5,167             $3,924
                                            ==========        ============         ==========          ==========           ========



LOAN PORTFOLIO (Concluded)

Information with respect to nonaccrual and restructured loans at December 31, 1998 and 1997 is as follows:

                                                                                               December 31
                                                                                      -----------------------------
                                                                                         1998                1997
                                                                                       --------            --------
                                                                                               (In Thousands)
Nonaccrual loans                                                                        $9,266              $10,030

Interest income which would have been
     recorded under original terms                                                       1,129                1,173

Interest income recorded during the period                                                 410                  387


At December 31, 1998, $8,492,000 of the nonaccrual loans are collateralized.

Potential Problem Loans

At December 31, 1998, management was not aware of any potential problem loans that would have a material affect on loan delinquency or loan charge-offs. Loans are subject to constant review and are given management's attention whenever a problem situation appears to be developing.

Loan Concentrations

At December 31, 1998, 13.9% of total business loans were concentrated with borrowers in truck and automobile leasing companies. Loans to air transportation and aircraft dealers accounted for 13.9% of all business loans at December 31, 1998.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                                   December 31
                                            ----------------------------------------------------------------------------------------
                                               1998                1997                 1996                1995              1994
                                            ----------           --------              -------            --------          --------
                                                                                   (In Thousands)
Amount of loans outstanding
     at end of period                        $1,881,696          $1,796,781          $1,455,563          $1,259,415       $1,100,713
                                             ==========          ==========          ==========          ==========       ==========

Average amount of net loans
     outstanding during period               $1,853,537          $1,610,889          $1,348,489          $1,172,438       $1,066,752
                                             ==========          ==========          ==========          ==========       ==========

Balance of reserve for loan
     losses at beginning of period          $    35,424         $    29,516          $   27,470          $   23,868       $   22,350

Charge-offs:
     Commercial and agricultural                  1,295                 293               2,385                 985            1,007
     Commercial loans secured
         by transportation and
         construction equipment                   1,671                 317                 347                  36               29
     Loans secured by real estate                   323                 157                 230                 597              816
     Consumer loans                               1,510                 643                 324                 372              205
                                          -------------       -------------     ---------------     ---------------  ---------------
         Total charge-offs                        4,799               1,410               3,286               1,990            2,057
                                          -------------       -------------     ---------------     ---------------  ---------------

Recoveries:
     Commercial and agricultural                    255                 101                 383                 287              166
     Commercial loans secured
         by transportation and
         construction equipment                     419                 917                 593               2,224              225
     Loans secured by real estate                    47                  87                 359                 122              215
     Consumer loans                                 427                 161                 172                 202              214
                                          -------------       -------------     ---------------     ---------------  ---------------
         Total recoveries                         1,148               1,266               1,507               2,835              820
                                          -------------       -------------      --------------      --------------  ---------------

Net charge-offs (recoveries)                      3,651                 144               1,779               (845)            1,237

Additions charged to
     operating expense                            9,156               6,052               4,649               2,757            4,197

Recaptured reserve due
     to loan securitization                        --                  --                 (824)                --            (1,442)
                                          -------------       -------------     ---------------     ---------------  ---------------

Balance at end of period                  $      40,929       $      35,424        $     29,516        $     27,470     $     23,868
                                          =============       =============     ===============     ===============  ===============

Ratio of net charge-offs (recoveries)
     to average net loans outstanding             0.20%               0.01%               0.13%             (0.07%)            0.12%


1st Source's reserve for loan losses is provided for by direct charges to operations. Losses on loans are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. The loss reserve is maintained at a level considered by management to be adequate to absorb anticipated losses from loans presently outstanding. The provision made to this reserve is determined by management based on the risk factors and general economic conditions affecting the loan portfolio, including changes in the portfolio mix and past loan loss experience. Management of 1st Source is constantly reviewing the status of the loan portfolio to identify borrowers that might develop financial problems, in order to aid borrowers in the handling of their accounts and to prevent sizable unexpected losses.

In 1998, after management's assessment of loan quality, 1st Source made a charge of $9.16 million to operations as a provision for loan losses. At December 31, 1998, the reserve for loan losses was $40.93 million, or 2.18% of loans outstanding net of unearned discount.

SUMMARY OF LOAN LOSS EXPERIENCE (Concluded)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                                         (Dollars in Thousands)
                                   1998                            1997                         1996
                         ------------------------        -----------------------      ------------------------
                                         Percent                        Percent                       Percent
                                         Of Loans                       Of Loans                      Of Loans
                                         In Each                        In Each                       In Each
                                         Category                       Category                      Category
                             Reserve    to Total           Reserve     to Total           Reserve    to Total
                              Amount     Loans              Amount      Loans              Amount      Loans
                              ------   ----------           ------    ----------           ------    ---------
Commercial and
     agricultural           $  8,016        21.2%         $  6,325         20.3%         $  8,011        19.5%

Commercial loans secured
     by transportation
     and construction
     equipment                23,121        38.9%           18,188         41.9%           12,867        38.0%

Loans secured
     by real estate            6,845        33.5%            7,177         31.6%            5,535        28.5%

Consumer loans                 2,947         6.4%            3,734          6.2%            3,103        14.0%
                           ---------     --------        ---------      --------         --------      -------

     Total                   $40,929       100.0%          $35,424        100.0%          $29,516       100.0%
                             =======       ======          =======        ======          =======       ======



                                                (Dollars in Thousands)
                                          1995                          1994
                                -------------------------      ------------------------
                                              Percent                        Percent
                                              Of Loans                       Of Loans
                                              In Each                        In Each
                                              Category                       Category
                                  Reserve    to Total            Reserve    to Total
                                   Amount     Loans               Amount     Loans
                                   ------   ----------            ------   ----------
Commercial and
     agricultural                $  8,250      25.0%            $  5,822      26.6%

Commercial loans secured
     by transportation
     and construction
     equipment                     10,258      36.4%               7,998      32.5%

Loans secured
     by real estate                 6,185      32.4%               6,852      34.4%

Consumer loans                      2,777       6.2%               3,196       6.5%
                                ---------   --------           ---------   --------

     Total                        $27,470     100.0%             $23,868     100.0%
                                  =======     ======             =======     ======





Allowance for potential losses not specifically identified is allocated on a pro rata basis to all loan categories.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:


                                                                              Year Ended December 31
                                               -------------------------------------------------------------------------------------
                                                           1998                          1997                         1996
                                               ---------------------------   ---------------------------    ------------------------
                                                   Amount         Rate           Amount         Rate            Amount         Rate
                                                ----------        ----         ----------       ----          ----------       ----

Noninterest bearing
     demand deposits                           $   250,755        --  %      $   210,685        --  %       $   186,804        --  %

Interest bearing
      demand deposits                              123,571        3.27%           75,765        2.30%           135,328        2.21%

Savings deposits                                   373,495        2.55%          341,777        2.52%           279,608        2.76%

Other time deposits                              1,251,693        5.81%        1,070,746        5.86%           922,409        5.80%
                                                ----------                    ----------                     ----------

     Total                                      $1,999,514                    $1,698,973                     $1,524,149
                                                ==========                    ==========                     ==========


The amount of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1998, by time remaining until maturity is as follows (in thousands):

              Under 3 months                                   $120,163
              4   -     6 months                                 47,506
              7   -   12 months                                  67,364
              Over 12 months                                     56,503
                                                             ----------
                     Total                                     $291,536
                                                             ==========

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders= equity and average total assets, and certain other ratios, are presented below:

                                                                                    Year Ended December 31
                                                             -----------------------------------------------------------------------
                                                                1998                          1997                           1996
                                                             ----------                    ----------                     ----------
Percentage of net income to:

Average shareholders' equity                                     15.12%                        14.51%                         14.38%

Average total assets                                              1.22%                         1.21%                          1.22%

Percentage of dividends declared
     per common share to diluted net income
           per common share                                      17.38%                        18.38%                         18.16%

Percentage of average shareholders'
     equity to average total assets                               8.05%                         8.30%                          8.51%




ITEM 1.       BUSINESS (Concluded)

SHORT-TERM BORROWINGS

The following table shows the distribution of 1st Source's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings in thousands, as well as weighted average interest rates for the last three years.



                                                Federal Funds
                                                Purchased and
                                                  Security                                      Other
                                                 Repurchase             Commercial            Short-Term                 Total
              1998                               Agreements               Paper               Borrowings               Borrowings
--------------------------------                 -------------      ----------------        --------------            --------------
Balance at December 31, 1998                       $159,478                $5,856               $76,825                  $242,159
Maximum amount outstanding
     at any month-end                               181,364                 6,556               141,030                   328,950
Average amount outstanding                          149,794                 4,646                88,991                   243,431
Weighted average interest
     rate during the year                              4.84%                 5.29%                 8.48%                     6.18%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1998                                 4.34%                 4.63%                 5.33%                     4.66%


              1997
--------------------------------
Balance at December 31, 1997                       $117,987                $3,892              $113,127                  $235,006
Maximum amount outstanding
     at any month-end                               217,039                 6,641               113,127                   336,807
Average amount outstanding                          136,208                 5,321                86,228                   227,757
Weighted average interest
     rate during the year                              5.12%                 5.46%                 6.66%                     5.71%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1997                                 5.00%                 5.39%                 6.08%                     5.53%


              1996
--------------------------------
Balance at December 31, 1996                       $112,580                $6,109              $106,174                  $224,863
Maximum amount outstanding
     at any month-end                               129,335                 7,758               106,174                   243,267
Average amount outstanding                           94,171                 5,082                56,751                   156,004
Weighted average interest
     rate during the year                              5.01%                 5.13%                 5.05%                     5.03%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1996                                 5.10%                 5.21%                 5.99%                     5.52%



Federal funds purchased and securities sold under agreements to repurchase generally mature within 1 to 30 days of the transaction date. Commercial paper and other short-term borrowings generally mature within 30 to 180 days.

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

1st Source also owns property and/or buildings on which 28 of the bank subsidiary's 47 banking offices are located, including the facilities in Elkhart, LaPorte, Marshall, Porter, St. Joseph and Starke Counties in the state of Indiana, as well as a parking facility, two buildings housing drive-in banking plazas, a records retention facility, and a computer operations center. In 1995, 1st Source reacquired its former headquarters building through foreclosure. It is being refurbished for additional tenants and 1st Source use. The remaining properties utilized by the subsidiary are leased from unrelated parties.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The information regarding common stock prices and dividends on page 22 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference. There were 1,137 shareholders of 1st Source Common Stock as of December 31, 1998.

ITEM 6.       SELECTED FINANCIAL DATA

The information under the caption "Selected Consolidated Financial Data" on page 12 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 23 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

1st Source cautions that any forward looking statements contained in this report, in a report incorporated by reference into this report or made by management of 1st Source involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption. "Quantitative and Qualitative Disclosures about Market Risk" on pages 15 and 16 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants and the consolidated financial statements of 1st Source and its subsidiaries are included on pages 24 through 46 in the annual shareholders report for the year ended December 31, 1998, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Directors and Executive Officers" on pages 3 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the proxy statement dated March 8, 1999, is incorporated herein by reference with respect to Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the caption "Renumeration of Executive Officers" on pages 7 through 14 of the proxy statement dated March 8, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" on page 2 and under the caption "Directors and Executive Officers" on pages 3 through 6 of the proxy statement dated March 8, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 6 of the proxy statement dated March 8, 1999, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) and (2)   --  The response to this portion of Item 14 is submitted as a separate section of this report.
      (3)           --  The response to this portion of Item 14 is submitted as a separate section of this report.

(b) Reports on Form 8-K -- None filed during the fourth quarter of 1998.

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

1st SOURCE CORPORATION
Registrant


By:  /s/    CHRISTOPHER J. MURPHY III
    --------------------------------------------------
    Christopher J. Murphy III
    Chairman of the Board, President and Chief Executive Officer

Date:       March 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     /s/      CHRISTOPHER J. MURPHY III
--------------------------------------------------
Christopher J. Murphy III,                                         Chairman of the Board, President and
                                                                   Chief Executive Officer
Date:       March 5, 1999
      --------------------------------------------

      /s/     WELLINGTON D JONES III
--------------------------------------------------
Wellington D. Jones III,                                           Executive Vice President and a Director

Date:      March 5, 1999
      --------------------------------------------

   /s/       VINCENT A . TAMBURO
--------------------------------------------------
Vincent A. Tamburo,                                                Secretary and General Counsel

Date:       March 5, 1999
      --------------------------------------------

     /s/      LARRY E. LENTYCH
--------------------------------------------------
Larry E. Lentych,                                                  Treasurer and Chief Financial Officer

Date:       March 5, 1999
      --------------------------------------------




     /s/     VINCE TAMBURO, P/A
--------------------------------------------------
Reverend E. William Beauchamp,                                     Director

Date:      March 5, 1999
      --------------------------------------------

     /s/     PAUL R. BOWLES
--------------------------------------------------
Paul R. Bowles,                                                    Director

Date:       March 5, 1999
      --------------------------------------------


     /s /    PHILIP J. FACCENDA
--------------------------------------------------
Philip J. Faccenda,                                                Director

Date:      March 5, 1999
      --------------------------------------------

     /s/     DANIEL B. FITZPATRICK
--------------------------------------------------
Daniel B. Fitzpatrick,                                             Director

Date:     March 5, 1999
      --------------------------------------------

     /s/     LAWRENCE E. HILER
--------------------------------------------------
Lawrence E. Hiler,                                                 Director

Date:      March 5, 1999
      --------------------------------------------

     /s/     WILLIAM P. JOHNSON
--------------------------------------------------
William P. Johnson,                                                Director

Date:       March 5, 1999
      --------------------------------------------

     /s/     REX MARTIN
--------------------------------------------------
Rex Martin,                                                        Director

Date:     March 5, 1999
      --------------------------------------------





     /s/     DANE A. MILLER
--------------------------------------------------
Dane A. Miller,                                                    Director

Date:     March 5, 1999
    ----------------------------------------------

     /s/     RICHARD J. PFEIL
--------------------------------------------------
Richard J. Pfeil,                                                  Director

Date:     March 5, 1999
    ----------------------------------------------


                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a) (1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998


                             1ST SOURCE CORPORATION

                               SOUTH BEND, INDIANA

FORM 10-K    --    ITEM 14(a)  (1) and (2)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following report of independent accountants and consolidated financial statements of 1st Source Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

                  Report of independent accountants

                  Consolidated statements of financial condition --
                        December 31, 1998 and 1997

                  Consolidated statements of income --
                        Years ended December 31, 1998, 1997 and 1996

                  Consolidated statements of shareholders' equity --
                        Years ended December 31, 1998, 1997 and 1996

                  Consolidated statements of cash flows --
                        Years ended December 31, 1998, 1997 and 1996

                  Notes to consolidated financial statements --
                        December 31, 1998, 1997 and 1996

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

                           ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a)(3) AND 14(c)

                                LIST OF EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998


                             1ST SOURCE CORPORATION

                              SOUTH BEND, INDIANA

FORM 10-K         --    Item 14(a)(3) and 14(c)

1st SOURCE CORPORATION AND SUBSIDIARIES

LIST OF EXHIBITS *

3(a)     --   Articles of Incorporation of Registrant, as amended April 30,
              1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)     --   By-Laws of Registrant,  as amended April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and attached hereto.

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
              dated March 21, 1997, filed as exhibit to Form 10-K, dated
              December 31, 1997, and incorporated herein by reference.

4(b)(2)  --   Form of 9% Cumulative Trust Preferred Securities Trust
              Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

4(b)(3)  --   Form of 9% Cumulative Trust Preferred Securities Guarantee
              Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

4(c)(1)  --   Form of Floating Rate Cumulative Trust Preferred Securities
              Indenture, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

4(c)(2)  --   Form of Floating Rate Cumulative Trust Preferred Securities
              Trust Agreement, dated March 21, 1997, filed as exhibit to Form
              10-K, dated December 31, 1997, and incorporated herein by reference.

4(c)(3)  --    Form of Floating Rate Cumulative Trust Preferred Securities
              Guarantee Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(a)(1) --   Employment  Agreement of Christopher  J. Murphy III,  dated April
              16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and attached hereto.

10(a)(2) --   Employment Agreement of Wellington D. Jones III, dated April
              16, 1998, filed as exhibit to Form 10-K, dated December 31,
              1998, and attached hereto.

10(a)(3) --   Employment Agreement of Allen R. Qualey, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and attached hereto.

10(a)(4) --   Employment Agreement of Larry E. Lentych, dated April 16,
              1998, filed as exhibit to Form 10-K, dated December 31, 1998, and attached hereto.

10(a)(5) --   Employment Agreement of Richard Q. Stifel, dated April 16,
              1998, filed as exhibit to Form 10-K, dated December 31, 1998, and attached hereto.

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

10(d)    --   1st Source Corporation  Employee Stock Purchase Plan dated April
              17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(e)    --   1st Source Corporation 1982 Executive Incentive Plan, amended
              April 19, 1988, and filed as exhibit to Form 10-K, dated December
              31, 1988, and incorporated herein by reference.

10(f)    --   1st Source Corporation 1982 Restricted Stock Award Plan, as
              amended February 19, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(h)    --   1st Source Corporation  Non-Qualified  Stock Option Agreement
              with Christopher J. Murphy III, dated January 1, 1992, as amended
              December 11, 1997, filed as exhibit to Form 10-K, dated
              December 31, 1997, and incorporated herein by reference.

10(i)    --   1st Source Corporation 1992 Stock Option Plan, dated April 23,
              1992, as amended December 11, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(j)    --   1st Source  Corporation  1998  Performance  Compensation  Plan,
              dated  February 19,  1998,  filed as exhibit to Form 10-K, dated
              December 31, 1998, and attached hereto.

10(k)    --   Consulting  Agreement of Ernestine  M. Raclin,  dated April 14,
              1998, filed as exhibit to Form 10-K, dated December 31, 1998, and attached hereto.

13       --   Portions of Annual Report to Security Holders for the year ended
              December 31, 1998, attached hereto.

21       --   Subsidiaries of Registrant, attached hereto.

23       --   Consent of Independent Accountants, attached hereto.

27       --   Financial Data Schedule, attached hereto.

         * The exhibits included under exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.