Form 10-Q
period 1999-03-31
1ST SOURCE CORP
filed 1999-05-13
CIK 34782

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended         MARCH 31, 1999

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

              Yes      X       No

Number of shares of common stock outstanding as of March 31, 1999 - 18,949,507 shares.

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                                                         Page

            Consolidated statements of financial condition --              3
            March 31, 1999, and December 31, 1998

            Consolidated statements of income --                           4
            three months ended March 31, 1999 and 1998

            Consolidated statements of cash flows --                       5
            three months ended March 31, 1999 and 1998

            Notes to the Consolidated Financial Statements                 6


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                      March 31,  December 31,
                                                          1999          1998
ASSETS
Cash and due from banks                            $   102,401    $  132,514
Federal funds sold and
  interest bearing deposits with other banks             2,935        41,951
Investment securities:
 Securities available-for-sale, at fair value
    (amortized cost of $415,181 and $440,147
    at March 31, 1999 and December 31, 1998)           416,468       443,691
 Securities held-to-maturity, at amortized cost
    (fair value of $93,939 and $99,734 at
    March 31, 1999 and December 31, 1998)               91,519        96,008

Total Investment Securities                            507,987       539,699

Loans - net of unearned discount                     1,915,952     1,881,696
 Reserve for loan losses                               (42,080)      (40,929)

Net Loans                                            1,873,872     1,840,767

Operating leases, net of accumulated depreciation       57,717        54,170
Premises and equipment, net of
  accumulated depreciation                              31,373        31,227
Other assets                                            94,034        91,693

Total Assets                                       $ 2,670,319    $2,732,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing                               $   282,621    $  294,810
 Interest bearing                                    1,810,029     1,882,297

Total Deposits                                       2,092,650     2,177,107

Federal funds purchased and securities
 sold under agreements to repurchase                   217,846       159,478
Other short-term borrowings                             37,641        82,681
Other liabilities                                       41,880        38,957
Long-term debt                                          13,107        13,189

Total Liabilities                                    2,403,124     2,471,412

Guaranteed preferred beneficial interests
 in the Company's subordinated debentures               44,750        44,750

Shareholders' equity:
 Common stock-no par value                               6,883         6,270
 Capital surplus                                       179,905       121,456
 Retained earnings                                      45,000        97,863
 Less cost of common stock in treasury                 (11,609)      (12,723)
 Net unrealized appreciation of
    securities available-for-sale                        2,266         2,993

Total Shareholders' Equity                             222,445       215,859

Total Liabilities and Shareholders' Equity         $ 2,670,319    $2,732,021


The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                     Three Months Ended March 31
                                                            1999         1998
Interest Income:
 Loans, including fees                                  $   40,986    $  41,772
 Investment securities:
    Taxable                                                  4,917        4,046
    Tax-exempt                                               1,912        1,997
    Other                                                       83           77

Total Interest Income                                       47,898       47,892

Interest Expense:
 Deposits                                                   20,674       19,984
 Short-term borrowings                                       3,418        4,432
 Long-term debt                                                227          232

Total Interest Expense                                      24,319       24,648

Net Interest Income                                         23,579       23,244
Provision for Loan Losses                                    1,293        2,401

Net Interest Income After
 Provision for Loan Losses                                  22,286       20,843

Noninterest Income:
 Trust fees                                                  2,266        2,066
 Service charges on deposit accounts                         1,540        1,406
 Loan servicing and sale income                              4,543        2,520
 Equipment rental income                                     3,413        2,347
 Other income                                                2,526        2,445
 Investment securities and other investment (losses)          (102)        (122)

Total Noninterest Income                                    14,186       10,662

Noninterest Expense:
 Salaries and employee benefits                             12,972       11,687
 Net occupancy expense                                       1,258        1,218
 Furniture and equipment expense                             2,011        1,642
 Depreciation - leased equipment                             2,980        1,820
 Business development and marketing expense                    731          587
 Other expense                                               3,648        2,900

Total Noninterest Expense                                   23,600       19,854

Income Before Income Taxes and
 Subsidiary Trust Distributions                             12,872       11,651
Income taxes                                                 4,438        3,926
Distribution on preferred securities of
 subsidiary trusts, net of income tax benefit                  554          565

Net Income                                              $    7,880      $ 7,160

Other Comprehensive Income, Net of Tax:
 Change in unrealized appreciation (depreciation)
  available-for-sale securities                               (727)         395

Total Comprehensive Income                              $    7,153    $   7,555

Per Common Share: <F1>
 Basic Net Income Per Common Share                      $     0.42    $    0.38
 Diluted Net Income Per Common Share                    $     0.41    $    0.36
 Dividends                                              $    0.073    $   0.066
Basic Weighted Average Common Shares Outstanding        18,913,234   19,080,036
Diluted Weighted Average Common Shares Outstanding      19,241,047   19,482,288

<F1> The computation of per share data gives retroactive recognition to a
    10% stock dividend declared on January 24, 1999.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                      Three Months Ended March 31
                                                             1999          1998
Operating Activities:
 Net income                                             $   7,880       $ 7,160
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                               1,293         2,401
    Depreciation of premises and equipment                  3,944         2,730
    Amortization of investment security premiums
      and accretion of discounts, net                         452           219
    Deferred income taxes                                  (1,520)          269
    Realized investment securities losses                      77           122
    Realized (gains) on securitized loans                     (31)           (8)
    Increase in interest receivable                          (636)         (909)
    Increase in interest payable                            1,275         2,171
    Other                                                   6,532         1,239

Net Cash Provided by Operating Activities                  19,266        15,394


Investing Activities:
 Proceeds from sales and maturities
    of investment securities                               92,520        38,516
 Purchases of investment securities                       (62,593)      (48,299)
 Net decrease in short-term investments                    39,016        10,885
 Loans sold or participated to others                      80,693        33,679
 Net increase in loans made to customers
    and principal collections on loans                   (115,055)     (141,500)
 Net increase in leased assets                             (2,309)       (4,776)
 Purchases of premises and equipment                         (905)         (604)
 Increase in servicing assets                              (2,841)       (2,417)
 Other                                                     (3,185)       (2,116)

Net Cash Used in Investing Activities                      25,341      (116,632)


Financing Activities:
 Net decrease in demand deposits, NOW
    accounts and savings accounts                        (134,118)      (20,016)
 Net increase in certificates of deposit                   49,661        59,812
 Net increase in short-term borrowings                     13,328        49,780
 Payments on long-term debt                                   (82)       (3,997)
 Acquisition of treasury stock                             (2,115)         (340)
 Cash dividends                                            (1,394)       (1,262)
 Other                                                         --            12

Net Cash Provided by Financing Activities                 (74,720)       83,989

Decrease in Cash and Cash Equivalents                     (30,113)      (17,249)

Cash and Cash Equivalents, Beginning of Year              132,514        90,864

Cash and Cash Equivalents, End of Period                $ 102,401      $ 73,615




The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

 1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1998 1st Source Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

  2. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for 1st Source). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation.
      1st Source anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on 1st Source's results of operations or its financial position.


PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1998 1st Source Corporation Annual Report on Form 10-K.

   Except for historical information contained herein, the matters discussed in this document, and other information contained in the Company's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements concerning future events or performance and assumptions and other statements that are other than statements of historical facts. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or generally accepted accounting principles; the Company's competitive position within the markets served; increasing consolidation within the banking industry; certain customers and vendors of critical systems or services failing to comply with Year 2000 programming issues; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

   1st Source does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.


              COMPARISON OF THREE-MONTH PERIODS
                ENDED MARCH 31, 1999 AND 1998

    Net income for the three-month period ended March 31, 1999, was $7,880,000 compared to $7,160,000 for the equivalent period in 1998. The primary reasons for the increase were an increase in net interest income, a strong increase in noninterest income and a decrease in the provision for loan losses. This was offset by an increase in noninterest expense.

    Diluted net income per common share increased to $0.41 for the three-month period ended March 31, 1999, from $.36 in 1998. Return on average common shareholders' equity was 14.59% for the three months ended March 31, 1999, compared to 14.64% in 1998. The return on total average assets was 1.21% for the three months ended March 31, 1999, compared to 1.19% in 1998.


NET INTEREST INCOME

    The taxable equivalent net interest income for the three-month period ended March 31, 1999, was $24,482,000, an increase of 1.36% over the same period in 1998, resulting in a net yield of 4.14% compared to 4.33% in 1998.

    Total average earning assets increased 5.95% for the three-month period ended March 31, 1999, compared to the period ended March 31, 1998. Total average investment securities increased by 20.06% from one year ago primarily due to an increase of investments in U.S. Government Securities.
An increase in average loans of 2.63%, compared to March 31, 1998, was achieved despite loan securitizations of $346 million of auto fleet and aircraft loans during 1998. The taxable equivalent yields on total average earning assets were 8.26% and 8.75% for the periods ended March 31, 1999, and 1998 respectively.

    Average deposits increased 10.90% from the first quarter of 1998 to the first quarter of 1999. The cost rate on average interest-bearing funds was 4.77% for the three-months ended March 31, 1999, compared to 5.17% for the three months ended March 31, 1998. The majority of the growth in deposits from last year has occurred in NOW accounts.

    The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                       Three Months Ended March 31

                                                                1999                                    1998
                                              Average        Income/     Yield/       Average        Income/         Yield/
                                              Balance        Expense      Rate        Balance        Expense          Rate
ASSETS:

  Investment securities:
    Taxable                                $  348,643        $ 4,917     5.72%     $  271,221        $ 4,046          6.05%
    Tax exempt <F1>                           155,688          2,767     7.21%        148,832          2,855          7.78%
  Net loans <F2><F3>                        1,885,317         41,034     8.83%      1,837,020         41,823          9.23%
  Other investments                             7,614             83     4.42%          5,462             77          5.72%

Total Earning Assets                        2,397,262         48,801     8.26%      2,262,535         48,801          8.75%

  Cash and due from banks                     105,259                                  78,492
  Reserve for loan losses                     (41,202)                                (36,113)
  Other assets                                176,920                                 143,107

Total                                      $2,638,239                              $2,448,021


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                $1,796,227        $20,674     4.67%     $1,628,832        $19,984          4.98%
  Short-term borrowings                       256,405          3,418     5.41%        292,933          4,432          6.14%
  Long-term debt                               13,154            227     7.00%         13,310            232          7.06%

Total Interest Bearing
  Liabilities                               2,065,786         24,319     4.77%      1,935,075         24,648          5.17%

  Noninterest bearing deposits                268,527                                 233,018
  Other liabilities                            84,951                                  81,547
  Shareholders' equity                        218,975                                 198,381

Total                                      $2,638,239                              $2,448,021

Net Interest Income                                          $24,482                                 $24,153

Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                       4.14%                                        4.33%


<F1>  Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. Tax equivalent adjustments were $855 in 1999 and $858 in 1998.

<F2>  Loan income includes fees of $1,409 in 1999 and $1,094 in 1998. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. The tax equivalent adjustments were $48 in 1999 and $51 in 1998.

<F3>  For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

   The provision for loan losses for the three-month periods ended March
31, 1999, and 1998, was $1,293,000 and $2,401,000, respectively.  Year-to-date
Net Charge-Offs of $142,000 have been recorded in 1999, compared to $151,000 of Net Charge-offs for the same period in 1998. The reserve for loan losses was $42,080,000 or 2.20% of net loans at March 31, 1999, compared to $40,929,000 or 2.18% of net loans at December 31, 1998.

   Non-performing assets at March 31, 1999, were $11,426,000 compared to $10,571,000 at December 31, 1998, an increase of 8.09%. At March 31, 1999, non-performing assets were .60% of net loans compared to .56% at December 31, 1998. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of March 31, 1999.


NONINTEREST INCOME

   Noninterest income for the three-month periods ended March 31, 1999, and 1998 was $14,186,000 and $10,662,000, respectively, an increase of 33.05%.
Trust fees increased 9.68%, service charges on deposit accounts increased 9.53%, loan servicing and sale income increased 80.28%, equipment rental income increased 45.42% and other income increased 3.31%. The increase in loan servicing and sale income is due to increased loan securitization activity and income recognition required by SFAS No. 125. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net losses for the three-month period ended March 31, 1999, were $102,000 compared to net losses of $122,000 in 1998.
The net losses for both years were primarily attributed to certain partnership and venture capital investments.


NONINTEREST EXPENSE

   Noninterest expense for the three-month period ended March 31, 1999, was $23,600,000, an increase of 18.86% over the same period in 1998. For the three-month period ended March 31, 1999, salaries and employee benefits increased 11.0%, net occupancy expense increased 3.28%, furniture and equipment expense increased 22.47%, depreciation on leased equipment increased 63.74%, business development and marketing expense increased 24.53%, and miscellaneous other expenses increased 25.79% over the same period in 1998. The primary increase in salaries and employee benefits is attributed to an increase in commissions and referrals and a 10% increase in our employee base compared to 1998. The increase in furniture and equipment expense is primarily due to software and computer charges, equipment rental and repair expenses. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The miscellaneous other expense increase from one year ago is attributed primarily to Year 2000 consulting expenses.

INCOME TAXES

   The provision for income taxes for the three-month period ended March 31, 1999, was $4,438,000 compared to $3,926,000 for the comparable period in 1998. The provision for income taxes for the three months ended
March 31, 1999, and 1998, is at a rate which management believes approximates the effective rate for the year.


CAPITAL RESOURCES

   The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.95% at March 31, 1999.

   The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1999 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 1999 was 12.18% and the total risk-based capital ratio was 13.46%.


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

   Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 1999, the consolidated statement of financial condition was rate sensitive by $49,741,000 more liabilities than assets scheduled to reprice within one year or 96.38%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

   1st Source has entered into two off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against the Company's prime floating rate loans. The notional amount of the first swap as of March 31, 1999, is $9.1 million. It has a maturity date of January, 2002, and has a current fair value of $21,223. The second swap has a notional amount of $9.1 million as of March 31, 1999. It has a maturity date of March, 2001, and has a current fair value of $25,532.

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


YEAR 2000

   The Y2K issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g., 98 for 1998). Systems using this two-digit approach may not be able to determine whether "00" represents the Year 2000 or 1900. The problem, if not corrected, may make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

   In 1997, a comprehensive project plan to address the Y2K issue as it relates to 1st Source's operations was developed, approved by the Board of Directors and implemented. The scope of the plan has five phases comprising Awareness, Assessment, Renovation, Validation and Implementation as defined by federal banking regulatory agencies. Two project teams were assigned.
The first consisted of key members of the technology staff, representatives of functional business units and senior management. The second primarily consisted of lenders and credit personnel. The first team assessed our systems and equipment and vendors to ascertain their readiness and to develop the overall plan to bring our systems into compliance. The second team assessed the readiness of our customers and determined what risk, if any, our key customers pose to the bank with regards to their Y2K readiness. Additionally, the duties of the Senior Vice President of Operations were realigned to allow him to serve as the Year 2000 Project Manager.

   The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, 1st Source has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

   1st Source relies on third-party vendors and service providers for much of its data processing capabilities and to maintain its computer systems.
Formal communications with these providers and other external counterparties were initiated in 1997 to assess the Y2K readiness of their products and services. Their progress in meeting their targeted schedules is being monitored continually for any indication that they may not be able to address the problems in time. Thus far, responses indicate that all of the significant providers currently have compliant versions available or are well into the renovation and testing phases. However, 1st Source can give no guarantee that the systems of these service providers and vendors on which 1st Source's systems rely will be timely renovated.

   Additionally, 1st Source has implemented a plan to manage the potential risk posed by the impact of the Y2K issue on its major borrowing customers. Formal communications have been initiated from normal loan operations, and the assessment was substantially complete on December 31, 1998. Loan losses attributed to the Y2K issue are not anticipated to be material to 1st Source. However, there can be no guarantee that any loss incurred will be immaterial.

   1st Source's total cost for the Y2K project is estimated to be between $2,000,000 and $2,200,000. The total amount expended on the project through March 31, 1999, was $1,110,000 of which approximately $1,040,000 related to the cost to repair or replace software. Approximately $59,000 was related to the cost of replacing equipment and approximately $11,000 was related to miscellaneous items such as training for employees and communications with customers.

   Funds have been provided from our normal operating budget and costs are expensed as they are incurred. The total cost to 1st Source of these Year 2000 readiness activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.

   The project team feels that 1st Source's Y2K readiness project is on schedule. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.


                 TARGET DATES FOR MISSION CRITICAL SYSTEMS

PROJECT PHASE                  % COMPLETED           ESTIMATED COMPLETION

Awareness                            100%                          --
Assessment                           100%                          --
Renovation                           100%                          --
Validation                           100%                          --
Implementation                        94%               June 30, 1999


   Much of the work done within this project is an acceleration of work that would have been done in the normal course of business.

   The costs and timetable in which 1st Source plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-party plans and other factors. 1st Source can make no guarantee that these estimates will be achieved and actual results could differ from such plans.

   Based upon current information related to the progress of its major vendors and service providers, management has determined that the Y2K issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which 1st Source's systems rely. However, 1st Source can give no guarantee that the systems of these suppliers will be renovated in a timely manner.

   Realizing that some disruption may occur despite its best efforts, 1st Source is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, 1st Source expects to have the plans substantially documented by June 30, 1999.

    1st Source cautions that this Y2K disclosure includes certain
"forward-looking statements." The reader should refer to the "forward-looking statements" disclosure at the beginning of Part I, Item 2 for further discussion.


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



                            1st Source Corporation




DATE        5/13/99           /s/ Christopher J. Murphy III
                                       (Signature)
                                 Christopher J. Murphy III
                           Chairman of the Board, President and CEO


DATE        5/13/99              /s/ Larry E. Lentych
                                      (Signature)
                            Larry E. Lentych
                            Treasurer and Chief Financial Officer