Form 10-Q
period 1999-06-30
1ST SOURCE CORP
filed 1999-08-13
CIK 34782

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    JUNE 30, 1999
                                          -----------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
          Commission file number 0-5907
                                --------

                             1st SOURCE CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

     INDIANA                                        35-1068133
     -------                                        ----------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

100 North Michigan Street     South Bend, Indiana          46601
----------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (219) 235-2702
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        -----     -----

Number of shares of common stock outstanding as of June 30, 1999 - 18,952,650 shares.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements
                                                                       Page

     Consolidated statements of financial condition --                   3
     June 30, 1999, and December 31, 1998

     Consolidated statements of income --                                4
     three months and six months ended June 30, 1999 and 1998

     Consolidated statements of cash flows --                            5
     six months ended June 30, 1999 and 1998

     Notes to the Consolidated Financial Statements                      6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                       June 30,     December 31,
                                                         1999           1998
                                                       --------     ------------
ASSETS
Cash and due from banks ..........................   $   131,275    $   132,514
Federal funds sold and
  interest bearing deposits with other banks .....        12,916         41,951
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $429,359 and $440,147
    at June 30, 1999 and December 31, 1998) ......       427,991        443,691
  Securities held-to-maturity, at amortized cost
    (fair value of $90,987 and $99,734 at
    June 30, 1999 and December 31, 1998) .........        88,870         96,008
                                                     -----------    -----------

Total Investment Securities ......................       516,861        539,699

Loans - net of unearned discount .................     1,997,006      1,881,696
  Reserve for loan losses ........................       (43,300)       (40,929)
                                                     -----------    -----------

Net Loans ........................................     1,953,706      1,840,767

Operating leases, net of accumulated depreciation         63,088         54,170
Premises and equipment,
   net of accumulated depreciation ...............        31,299         31,227
Other assets .....................................        98,908         91,693
                                                     -----------    -----------

Total Assets .....................................   $ 2,808,053    $ 2,732,021
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   290,164    $   294,810
  Interest bearing ...............................     1,934,608      1,882,297
                                                     -----------    -----------

Total Deposits ...................................     2,224,772      2,177,107

Federal funds purchased and securities
  sold under agreements to repurchase ............       155,506        159,478
Other short-term borrowings ......................       100,601         82,681
Other liabilities ................................        45,026         38,957
Long-term debt ...................................        11,907         13,189
                                                     -----------    -----------

Total Liabilities ................................     2,537,812      2,471,412

Guaranteed preferred beneficial interests
  in the Company's subordinated debentures .......        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         6,883          6,270
  Capital surplus ................................       179,905        121,456
  Retained earnings ..............................        51,561         97,863
  Less cost of common stock in treasury ..........       (12,813)       (12,723)
  Net unrealized appreciation (depreciation) of
    securities available-for-sale ................           (45)         2,993
                                                     -----------    -----------

Total Shareholders' Equity .......................       225,491        215,859
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity .......   $ 2,808,053    $ 2,732,021
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                 Six Months Ended
                                                                           June 30                           June 30
                                                                     ------------------                 ----------------
                                                                    1999            1998            1999            1998
                                                                ------------    ------------    ------------    ------------
Interest Income:
 Loans, including fees ......................................   $     42,594    $     42,953    $     83,580    $     84,725
   Investment securities:
     Taxable ................................................          5,033           4,130           9,950           8,176
     Tax-exempt .............................................          1,983           1,982           3,895           3,979
     Other ..................................................            262             253             345             330
                                                                ------------    ------------    ------------    ------------

Total Interest Income .......................................         49,872          49,318          97,770          97,210

Interest Expense:
   Deposits .................................................         21,797          21,927          42,471          41,911
   Short-term borrowings ....................................          3,065           3,556           6,483           7,988
   Long-term debt ...........................................            227             224             454             456
                                                                ------------    ------------    ------------    ------------

Total Interest Expense ......................................         25,089          25,707          49,408          50,355
                                                                ------------    ------------    ------------    ------------

Net Interest Income .........................................         24,783          23,611          48,362          46,855
Provision for Loan Losses ...................................          1,443           2,689           2,736           5,090
                                                                ------------    ------------    ------------    ------------

Net Interest Income After
   Provision for Loan Losses ................................         23,340          20,922          45,626          41,765

Noninterest Income:
   Trust fees ...............................................          2,302           2,094           4,568           4,160
   Service charges on deposit accounts ......................          1,696           1,432           3,236           2,838
   Loan servicing and sale income ...........................          4,618           3,516           9,161           6,036
   Equipment rental income ..................................          4,090           2,936           7,503           5,283
   Other income .............................................          2,547           2,382           5,048           4,827
   Investment securities and other investment (losses) ......           (400)           (584)           (477)           (706)
                                                                ------------    ------------    ------------    ------------

Total Noninterest Income ....................................         14,853          11,776          29,039          22,438
                                                                ------------    ------------    ------------    ------------

Noninterest Expense:
   Salaries and employee benefits ...........................         13,082          11,674          26,054          23,361
   Net occupancy expense ....................................          1,310           1,227           2,568           2,445
   Furniture and equipment expense ..........................          1,960           1,697           3,971           3,339
   Depreciation - leased equipment ..........................          3,097           2,162           6,077           3,982
   Business development and marketing expense ...............          1,053             933           1,784           1,520
   Other expense ............................................          4,199           2,794           7,847           5,694
                                                                ------------    ------------    ------------    ------------

Total Noninterest Expense ...................................         24,701          20,487          48,301          40,341
                                                                ------------    ------------    ------------    ------------


Income Before Income Taxes and Subsidiary Trust Distributions         13,492          12,211          26,364          23,862
Income taxes ................................................          4,614           4,309           9,052           8,235
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            551             560           1,105           1,125
                                                                ------------    ------------    ------------    ------------

Net Income ..................................................   $      8,327    $      7,342    $     16,207    $     14,502
                                                                ============    ============    ============    ============

Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................         (2,311)            (53)         (3,038)            342
                                                                ------------    ------------    ------------    ------------

Total Comprehensive Income ..................................   $      6,016    $      7,289    $     13,169    $     14,844
                                                                ============    ============    ============    ============

Per Common Share: <F1>
  Basic Net Income Per Common Share .........................   $       0.43    $       0.38    $       0.85    $       0.76
                                                                ============    ============    ============    ============
  Diluted Net Income Per Common Share .......................   $       0.43    $       0.38    $       0.84    $       0.74
                                                                ============    ============    ============    ============
  Dividends .................................................   $      0.080    $      0.066    $      0.153    $      0.132
                                                                ============    ============    ============    ============
Basic Weighted Average Common Shares Outstanding ............     19,009,240      19,043,909      18,961,502      19,061,873
                                                                ============    ============    ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     19,323,740      19,425,680      19,282,622      19,453,828
                                                                ============    ============    ============    ============

<F1>   The computation of per share data gives retroactive recognition to a 10% stock dividend declared on January 14, 1999.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                   Six Months Ended June 30
                                                       1999         1998
                                                     ---------    ---------
Operating Activities:
  Net income ....................................   $  16,207    $  14,502
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................       2,736        5,090
  Depreciation of premises and equipment ........       8,006        5,797
  Amortization of investment security premiums
    and accretion of discounts, net .............         855          438
  Deferred income taxes .........................        (706)       1,010
  Realized investment securities losses .........         477          706
  Realized (gains) on securitized loans .........        (150)         (16)
  Increase in interest receivable ...............      (1,027)      (1,545)
  Increase in interest payable ..................       2,406        4,222
  Other .........................................      10,503       (3,573)
                                                    ---------    ---------

Net Cash Provided by Operating Activities .......      39,307       26,631


Investing Activities:
  Proceeds from sales and maturities
    of investment securities ....................     155,022      101,485
  Purchases of investment securities ............    (138,428)     (95,886)
  Net decrease in short-term investments ........      29,035       10,765
  Loans sold or participated to others ..........     157,846       67,983
  Net increase in loans made to customers
    and principal collections on loans ..........    (273,717)    (206,592)
  Net increase in leased assets .................      (7,915)      (7,344)
  Purchases of premises and equipment ...........      (1,646)     (19,868)
  Increase in servicing assets ..................      (7,596)      (4,948)
  Other .........................................      (6,432)      14,293
                                                    ---------    ---------

Net Cash Used in Investing Activities ...........     (93,831)    (140,112)


Financing Activities:
  Net increase in demand deposits, NOW
    accounts and savings accounts ...............      42,424       66,590
  Net increase in certificates of deposit .......       5,240      108,295
  Net increase in short-term borrowings .........      13,948       13,236
  Proceeds from issuance of long-term debt ......         579           67
  Payments on long-term debt ....................      (1,860)      (4,049)
  Acquisition of treasury stock .................      (4,134)      (4,302)
  Cash dividends ................................      (2,912)      (2,542)
  Other .........................................          --           12
                                                    ---------    ---------

Net Cash Provided by Financing Activities .......      53,285      177,307

Increase (Decrease) in Cash and Cash Equivalents       (1,239)      63,826

Cash and Cash Equivalents, Beginning of Year ....     132,514       90,864
                                                    ---------    ---------

Cash and Cash Equivalents, End of Period ........   $ 131,275    $ 154,690
                                                    =========    =========



The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

     1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1998 1st Source Corporation Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 1999, should be read in conjunction with these statements.

     2. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for 1st Source). This is after the recent deferral of the effective date by SFAS No. 137. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. 1st Source anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on 1st Source's results of operations or its financial position.

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1998 1st Source Corporation Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarter ended March 31, 1999.

     Except for historical information contained herein, the matters discussed in this document, and other information contained in 1st Source's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements concerning future events or performance and assumptions and other statements that are other than statements of historical facts. 1st Source wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors-including, but not limited to, changes in laws, regulations or generally accepted accounting principles; 1st Source's competitive position within the markets served of increasing consolidation within the banking industry; certain customers and vendors of critical systems or services failing to comply with Year 2000 programming issues; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected.

     1st Source does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

                COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                          ENDED JUNE 30, 1999 AND 1998


     Net income for the three-month and six-month periods ended June 30, 1999, was $8,327,000 and $16,207,000 respectively, compared to $7,342,000 and
$14,502,000 for the equivalent periods in 1998. The primary reasons for the increase were an increase in net interest income, a strong increase in noninterest income and a decrease in the provision for loan losses. This was offset by an increase in noninterest expense.

     Diluted net income per common share increased to $0.43 and $0.84, respectively, for the three-month and six-month periods ended June 30, 1999, from $0.38 and $0.74 in 1998. Return on average common shareholders' equity was 14.75% for the six months ended June 30, 1999, compared to 14.58% in 1998. The return on total average assets was 1.22% for the six months ended June 30, 1999, compared to 1.18% in 1998.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended June 30, 1999, was $25,689,000, an increase of 4.76% over the same period in 1998, resulting in a net yield of 4.16% compared to 4.23% in 1998. The fully taxable equivalent net interest income for the six-month period ended June 30, 1999, was $50,170,000, an increase of 3.07% over 1998, resulting in a net yield of 4.15% compared to 4.28% in 1998.

     Total average earning assets increased 6.47% and 6.22%, respectively, for the three-month and six-month periods ended June 30, 1999, over the comparative periods in 1998. Total average investment securities increased 18.82% and 19.44%, respectively for the three-month and six-month periods over one year ago primarily due to an increase of investments in U.S. Government Securities. An increase in average loans of 3.50% and 3.07% for the three-month and six-month periods was achieved despite additional loan securitizations of $220 million of auto fleet and aircraft loans during the last twelve months. The taxable equivalent yields on total average earning assets were 8.22% and 8.65% for the three-month periods ended June 30, 1999, and 1998, and 8.24% and 8.70% for the six-month periods ended June 30, 1999, and 1998, respectively.

     Average deposits increased 9.21% and 10.02%, respectively, for the three-month and six-month periods over the same periods from 1998. The cost rate on average interest-bearing funds was 4.70% and 5.18% for the three-months ended June 30, 1999, and 1998, and 4.74% and 5.17% for the six-month periods ended June 30, 1999 and 1998. The majority of the growth in deposits from last year has occurred in NOW accounts.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                              Three Months Ended June 30
                                        ------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  343,196  $ 5,033  5.88%  $  274,569  $ 4,130  6.03%
  Tax exempt <F1>..........      162,915    2,843  7.00%     151,367    2,840  7.53%
Net loans <F2><F3>.........    1,949,409   42,639  8.77%   1,883,477   43,006  9.16%
Other investments .........       23,067      263  4.57%      18,554      253  5.47%
                              ----------  -------- -----  ----------  -------  ----

Total Earning Assets           2,478,587   50,778  8.22%   2,327,967   50,229  8.65%

Cash and due from banks ...      114,612                      84,975
Reserve for loan losses ...      (42,336)                    (38,279)
Other assets ..............      188,094                     154,104
                              ----------                  ----------

Total .....................   $2,738,957                  $2,528,767
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $1,898,133  $21,797  4.61%  $1,752,291  $21,927  5.02%
  Short-term borrowings ...      230,487    3,064  5.33%     227,213    3,555  6.28%
  Long-term debt ..........       12,939      228  7.07%      12,660      225  7.12%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,141,559   25,089  4.70%   1,992,164   25,707  5.18%


  Noninterest bearing deposits   284,432                     246,131
  Other liabilities .......       88,715                      87,672
  Shareholders' equity ....      224,251                     202,800
                              ----------                  ----------

Total .....................   $2,738,957                  $2,528,767
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $25,689                     $24,522
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.16%                       4.23%
                                                   =====                       =====



                                               Six Months Ended June 30
                                        -------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  345,904  $ 9,950  5.80%  $  272,904  $ 8,176  6.04%
  Tax exempt <F1>..........      159,322    5,610  7.10%     150,107    5,695  7.65%
Net loans <F2><F3>.........    1,917,540   83,673  8.80%   1,860,377   84,829  9.20%
Other investments .........       15,383      346  4.53%      12,044      330  5.53%
                              ----------  -------  -----  ----------  -------  ----

Total Earning Assets ......    2,438,149   99,579  8.24%   2,295,432   99,030  8.70%

Cash and due from banks ...      109,961                      81,751
Reserve for loan losses ...      (41,772)                    (37,202)
Other assets ..............      182,538                     148,636
                              ----------                  ----------

Total .....................   $2,688,876                  $2,488,617
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $1,847,461  $42,471  4.64%  $1,690,902  $41,911  5.00%
  Short-term borrowings ...      243,374    6,483  5.37%     259,891    7,988  6.20%
  Long-term debt ..........       13,045      455  7.03%      12,983      456  7.09%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,103,880   49,409  4.74%   1,963,776   50,355  5.17%


  Noninterest bearing deposits   276,524                     239,611
  Other liabilities .......       86,844                      84,627
  Shareholders' equity ....      221,628                     200,603
                              ----------                  ----------

Total .....................   $2,688,876                  $2,488,617
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $50,170                     $48,675
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.15%                       4.28%
                                                   =====                       =====

<F1>Interest  income  includes  the effects of taxable  equivalent  adjustments, using a 40.525% rate for 1999 and 1998. Tax equivalent adjustments for the three-month periods were $860 in 1999 and $858 in 1998 and for the six-month periods were $1,715 in 1999 and $1,716 in 1998.

<F2>Loan income includes fees on loans for the three-month  periods of $1,391 in
    1999 and $1,221 in 1998 and for the six-month periods of $2,800 in 1999 and $2,315 in 1998. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. The tax equivalent adjustments for the three-month periods were $45 in 1999 and $53 in 1998 and for the six-month periods were $93 in 1999 and $104 in 1998.

<F3>For  purposes of this  computation,  non-accruing  loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three-month period ended June 30, 1999, and 1998, was $1,443,000 and $2,689,000, respectively, and was $2,736,000 and $5,090,000 for the six-month periods ended June 30, 1999 and 1998. Net Charge-offs of $223,000 have been recorded for the three-month period ended June 30, 1999, compared to $654,000 of Net Charge-offs for the same period in 1998. Year-to-date Net Charge-offs of $365,000 have been recorded in 1999, compared to Net Charge-offs of $805,000 through June 1998. The reserve for loan losses was $43,300,000 or 2.17% of net loans at June 30, 1999, compared to $40,929,000 or
2.18% of net loans at December 31, 1998.

     Non-performing assets at June 30, 1999, were $10,993,000 compared to $10,571,000 at December 31, 1998, an increase of 3.99%. At June 30, 1999, non-performing assets were 0.55% of net loans compared to 0.56% at December 31, 1998. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of June 30, 1999.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended June 30, 1999, and 1998 was $14,853,000 and $11,776,000, respectively, and for the six-month periods was $29,039,000 in 1999 and $22,438,000 in 1998. For the six-month period, trust fees increased 9.82%, service charges on deposit accounts increased 13.99%, loan servicing and sale income increased 51.76%, equipment rental income increased 42.03% and other income increased 4.58%. The increase in servicing and sale income is due to increased loan securitization activity. The increase in equipment rental income was primarily due to growth in operating leases. Investment security and other net losses for the six-month period ended June 30, 1999, were $477,000 compared to net losses of $706,000 in 1998. The net losses for both years were primarily attributed to certain partnership and venture capital investments.

NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended June 30, 1999, was $24,701,000, an increase of 20.57% over the same period in 1998 and was $48,301,000 for the six-month period ended June 30, 1999, an increase of 19.73% over 1998. For the six-month period ended June 30, 1999, salaries and employee benefits increased 11.52%, net occupancy expense increased 5.03%, furniture and equipment expense increased 18.95%, depreciation on leased equipment increased 52.62%, business development and marketing expense increased 17.34%, and miscellaneous other expenses increased 37.81% over the same period in 1998. The increase in salaries and employee benefits is primarily attributed to a 10% increase in our employee base compared to 1998 and an increase in commissions. The increase in furniture and equipment expense is primarily due to software and computer charges, equipment rental and repair expenses. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The miscellaneous other expense increase from one year ago is attributed primarily to Year 2000 consulting expenses.

INCOME TAXES

    The provision for income taxes for the three-month and six-month periods ended June 30, 1999, was $4,614,000 and $9,052,000, respectively, compared to $4,309,000 and $8,235,000 for the comparable periods in 1998. The provision for income taxes for the six months ended June 30, 1999, and 1998, is at a rate which management believes approximates the effective rate for the year.


CAPITAL RESOURCES

    The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.78% at June 30, 1999.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1999 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 1999 was 11.78% and the total risk-based capital ratio was 13.04%.


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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 1999, the consolidated statement of financial condition was rate sensitive by $141,861,000 more liabilities than assets scheduled to reprice within one year or 90.45%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

     1st Source has three off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against 1st Source's prime floating rate loans. The notional amount of the first swap as of June 30, 1999, is $5.9 million. It has a maturity date of January, 2002, and a current fair value of $1,854. The second swap has a notional amount of $5.9 million as of June 30, 1999. It has a maturity date of March, 2001, and a current fair value of $9,497. The third swap has a notional amount of $50.0 million as of June 30, 1999. It has a maturity date of April, 2003, and a current fair value of ($821,050).

    1st Source pays a variable interest rate (one-month LIBOR) on each swap and receives a fixed rate. The interest rate swaps are the most efficient means of protecting the bank's net interest rate margin in a declining interest rate environment. Conversely, if interest rates increase, the increased contribution to net interest income from on-balance sheet assets will substantially offset any negative impact on net interest income from these swap transactions.


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

   1st Source's total cost for the Y2K project is estimated to be between $2,400,000 and $2,500,000. The total amount expended on the project through June 30, 1999, was $1,812,000 of which approximately $1,685,000 related to the cost to repair or replace software. Approximately $116,000 was related to the cost of replacing equipment and approximately $11,000 was related to miscellaneous items such as training for employees and communications with customers.

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

                   TARGET DATES FOR MISSION CRITICAL SYSTEMS

PROJECT PHASE            % COMPLETED           ESTIMATED COMPLETION
Awareness                    100%                        --
Assessment                   100%                        --
Renovation                   100%                        --
Validation                   100%                        --
Implementation                97%               September 30, 1999


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

              None

ITEM 3.       Defaults Upon Senior Securities.

              None

ITEM 4.       Submission of Matters to a Vote of Security Holders

     During the second quarter of 1999, 1st Source Corporation's shareholders elected Timothy K. Ozark, and re-elected Lawrence E. Hiler, Rex Martin, and Christopher J. Murphy III, as directors at the April 15, 1999, annual meeting. They were elected for terms ending in April, 2002. The election showed that 17,740,652 votes were cast (representing 93.0% of all eligible shares) with all directors receiving a majority of the votes cast.

ITEM 5.       Other Information.

              None

ITEM 6.       Exhibits and Reports on Form 8-K.

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      1st Source Corporation
                                        -------------------


DATE   8/12/99                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                     (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   8/12/99                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                      (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer