Form 10-Q
period 1999-09-30
1ST SOURCE CORP
filed 1999-11-12
CIK 34782

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     SEPTEMBER 30, 1999
                                         ------------------
                         OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from      to
      Commission file number  0-5907
                             --------

                         1st SOURCE CORPORATION
                         ----------------------
        (Exact name of  registrant as specified in its charter)

            INDIANA                            35-1068133
            -------                            ----------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

100 North Michigan Street      South Bend, Indiana        46601
-----------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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


Number of shares of common stock outstanding as of September 30, 1999 - 18,895,137 shares.

                          PART I. FINANCIAL INFORMATION


ITEM 1.       Financial Statements
                                                                         Page

    Consolidated statements of financial condition --
    September 30, 1999, and December 31, 1998                              3

    Consolidated statements of income --
    three months and nine months ended September 30, 1999 and 1998         4

    Consolidated statements of cash flows --
    nine months ended September 30, 1999 and 1998                          5

    Notes to the Consolidated Financial Statements                         6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                    September 30,  December 31,
                                                         1999           1998
                                                    -------------  ------------
ASSETS
Cash and due from banks .........................   $   118,275    $   132,514
Federal funds sold and
  interest bearing deposits with other banks ....         3,661         41,951
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $431,420 and $440,147
    at September 30, 1999 and December 31, 1998)        429,539        443,691
  Securities held-to-maturity, at amortized cost
    (fair value of $81,194 and $99,734 at
    September 30, 1999 and December 31, 1998) ...        83,284         96,008
                                                    -----------    -----------

Total Investment Securities .....................       512,823        539,699

Loans - net of unearned discount ................     1,956,696      1,881,696
  Reserve for loan losses .......................       (44,903)       (40,929)
                                                    -----------    -----------

Net Loans .......................................     1,911,793      1,840,767

Operating leases, net of accumulated depreciation        66,261         54,170
Premises and equipment,
   net of accumulated depreciation ..............        32,374         31,227
Other assets ....................................        98,009         91,693
                                                    -----------    -----------

Total Assets ....................................   $ 2,743,196    $ 2,732,021
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ...........................   $   281,122    $   294,810
  Interest bearing ..............................     1,831,148      1,882,297
                                                    -----------    -----------

Total Deposits ..................................     2,112,270      2,177,107

Federal funds purchased and securities
  sold under agreements to repurchase ...........       179,034        159,478
Other short-term borrowings .....................       119,684         82,681
Other liabilities ...............................        44,660         38,957
Long-term debt ..................................        11,814         13,189
                                                    -----------    -----------

Total Liabilities ...............................     2,467,462      2,471,412

Guaranteed preferred beneficial interests
  in the Company's subordinated debentures ......        44,750         44,750

Shareholders' equity:
  Common stock-no par value .....................         6,883          6,270
  Capital surplus ...............................       179,905        121,456
  Retained earnings .............................        59,059         97,863
  Less cost of common stock in treasury .........       (14,539)       (12,723)
  Net unrealized appreciation (depreciation)
    of securities available-for-sale ............          (324)         2,993
                                                    -----------    -----------

Total Shareholders' Equity ......................       230,984        215,859
                                                    -----------    -----------

Total Liabilities and Shareholders' Equity ......   $ 2,743,196    $ 2,732,021
                                                    ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                 Nine Months Ended
                                                                       September  30                      September 30
                                                                     ------------------                 -----------------
                                                                    1999             1998           1999             1998
                                                                ------------    ------------    ------------    ------------
Interest Income:
    Loans, including fees ...................................   $     43,813    $     42,459   $    127,393    $    127,184
    Investment securities:
        Taxable .............................................          4,763           4,160         14,713          12,336
        Tax-exempt ..........................................          1,993           1,982          5,888           5,961
        Other ...............................................             29             754            374           1,084
                                                                ------------    ------------   ------------    ------------

Total Interest Income .......................................         50,598          49,355        148,368         146,565

Interest Expense:
    Deposits ................................................         20,483          22,259         62,954          64,170
    Short-term borrowings ...................................          4,273           3,352         10,756          11,340
    Long-term debt ..........................................            216             232            670             688
                                                                ------------    ------------   ------------    ------------

Total Interest Expense ......................................         24,972          25,843         74,380          76,198
                                                                ------------    ------------   ------------    ------------

Net Interest Income .........................................         25,626          23,512         73,988          70,367
Provision for Loan Losses ...................................          2,232           2,042          4,968           7,132
                                                                ------------    ------------   ------------    ------------

Net Interest Income After
    Provision for Loan Losses ...............................         23,394          21,470         69,020          63,235

Noninterest Income:
    Trust fees ..............................................          2,158           2,191          6,726           6,351
    Service charges on deposit accounts .....................          1,818           1,482          5,054           4,320
    Loan servicing and sale income ..........................          5,753           4,070         14,914          10,106
    Equipment rental income .................................          4,846           3,602         12,349           8,885
    Other income ............................................          2,702           2,578          7,749           7,405
    Investment securities and other investment (losses) .....           --              --             (476)           (706)
                                                                ------------    ------------   ------------    ------------

Total Noninterest Income ....................................         17,277          13,923         46,316          36,361
                                                                ------------    ------------   ------------    ------------

Noninterest Expense:
    Salaries and employee benefits ..........................         13,770          11,905         39,824          35,266
    Net occupancy expense ...................................          1,332           1,250          3,900           3,695
    Furniture and equipment expense .........................          1,895           1,826          5,866           5,165
    Depreciation - leased equipment .........................          3,359           2,354          9,436           6,336
    Business development and marketing expense ..............          1,329             861          3,113           2,381
    Other expense ...........................................          4,108           4,064         11,955           9,758
                                                                ------------    ------------   ------------    ------------

Total Noninterest Expense ...................................         25,793          22,260         74,094          62,601
                                                                ------------    ------------   ------------    ------------


Income Before Income Taxes and Subsidiary Trust Distributions         14,878          13,133         41,242          36,995
Income taxes ................................................          5,200           4,718         14,252          12,953
Distribution on preferred securities of
    subsidiary trusts, net of income tax benefit ............            561             554          1,666           1,679
                                                                ------------    ------------   ------------    ------------

Net Income ..................................................   $      9,117    $      7,861   $     25,324    $     22,363
                                                                ============    ============   ============    ============

Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................           (279)          1,089         (3,317)          1,431
                                                                ------------    ------------   ------------    ------------

Total Comprehensive Income ..................................   $      8,838    $      8,950   $     22,007    $     23,794
                                                                ============    ============   ============    ============

Per Common Share: <F1>
   Basic Net Income Per Common Share ........................   $       0.49    $       0.42   $       1.34    $       1.18
                                                                ============    ============   ============    ============
   Diluted Net Income Per Common Share ......................   $       0.47    $       0.41   $       1.31    $       1.15
                                                                ============    ============   ============    ============
   Dividends ................................................   $      0.080    $      0.073   $      0.233    $      0.205
                                                                ============    ============   ============    ============
Basic Weighted Average Common Shares Outstanding ............     18,924,119      18,944,008     18,948,904      19,022,153
                                                                ============    ============   ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     19,222,334      19,312,876     19,262,305      19,406,878
                                                                ============    ============   ============    ============

<F1>  The computation of per share data gives retroactive recognition to a 10% stock dividend declared on January 14, 1999.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                 Nine Months Ended September 30
                                                       1999          1998
                                                     ---------    ---------
Operating Activities:
  Net income ......................................   $  25,324    $  22,363
  Adjustments to reconcile net income to net cash
      provided by operating activities:
  Provision for loan losses .......................       4,968        7,132
  Depreciation of premises and equipment
      and leased equipment ........................      12,361        9,071
  Amortization of investment security premiums
      and accretion of discounts, net .............       1,224          711
  Deferred income taxes ...........................         193        3,521
  Realized investment securities losses ...........         476          706
  Realized (gains) on securitized loans ...........        (601)      (1,925)
  Increase in interest receivable .................        (727)        (682)
  Increase in interest payable ....................       1,057        6,880
  Other ...........................................       3,931       (4,119)
                                                      ---------    ---------

Net Cash Provided by Operating Activities .........      48,206       43,658


Investing Activities:
  Proceeds from sales and maturities
    of investment securities                            212,503      148,977
  Purchases of investment securities ..............    (192,752)    (206,304)
  Net (increase) decrease in short-term investments      38,290      (37,644)
  Loans sold or participated to others ............     267,421      307,097
  Net increase in loans made to customers
      and principal collections on loans ..........    (343,567)    (294,754)
  Net increase in operating leases ................      (9,970)     (16,112)
  Purchases of premises and equipment .............      (3,163)      (2,380)
  Increase in other assets ........................      (9,390)      (3,039)
  Other ...........................................      (1,124)      (6,806)
                                                      ---------    ---------

Net Cash Used in Investing Activities .............     (41,752)    (110,965)


Financing Activities:
  Net increase (decrease) in demand deposits, NOW
      accounts and savings accounts ...............     (74,127)      12,416
  Net increase in certificates of deposit .........       9,290       90,405
  Net increase (decrease) in short-term borrowings       56,560      (18,297)
  Proceeds from issuance of long-term debt ........         862          522
  Payments on long-term debt ......................      (2,237)      (4,169)
  Acquisition of treasury stock ...................      (6,614)      (5,474)
  Cash dividends ..................................      (4,427)      (3,919)
  Other ...........................................          --           12
                                                      ---------    ---------

Net Cash Provided by (Used in) Financing Activities     (20,693)      71,496

Increase (Decrease) in Cash and Cash Equivalents ..     (14,239)       4,189

Cash and Cash Equivalents, Beginning of Year ......     132,514       90,864
                                                      ---------    ---------

Cash and Cash Equivalents, End of Period ..........   $ 118,275    $  95,053
                                                      =========    =========



The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1998 1st Source Corporation Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarters ended March 31, and June 30, 1999 should be read in conjunction with these statements.

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

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1998 1st Source Corporation Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarters ended March 31, and June 30, 1999.

     Except for historical information contained herein, the matters discussed in this document, and other information contained in 1st Source's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. 1st Source wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or generally accepted accounting principles; 1st Source's competitive position within the markets served; increasing consolidation within the banking industry; certain customers' and vendors' critical systems or services failing to comply with Year 2000 programming issues; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected.

     1st Source does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


     Net income for the three-month and nine-month periods ended September 30, 1999, was $9,117,000 and $25,324,000 respectively, compared to $7,861,000 and
$22,363,000 for the equivalent periods in 1998. The primary reasons for the increase were an increase in net interest income and an increase in noninterest income. This was offset by an increase in noninterest expense.

     Diluted net income per common share increased to $0.47 and $1.31, respectively, for the three-month and nine-month periods ended September 30, 1999, from $0.41 and $1.15 in 1998. Return on average common shareholders' equity was 15.13% for the nine months ended September 30, 1999, compared to 14.76% in 1998. The return on total average assets was 1.25% for the nine months ended September 30, 1999, compared to 1.19% in 1998.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended September 30, 1999, was $26,552,000, an increase of 8.86% over the same period in 1998, resulting in a net yield of 4.24% compared to 4.15% in 1998. The fully taxable equivalent net interest income for the nine-month period ended September 30, 1999, was $76,721,000, an increase of 5.00% over 1998, resulting in a net yield of 4.18% compared to 4.23% in 1998.

     Total average earning assets increased 6.52% and 6.32%, respectively, for the three-month and nine-month periods ended September 30, 1999, over the comparative periods in 1998. Total average investment securities increased 15.46% and 18.07%, respectively for the three-month and nine-month periods over one year ago primarily due to an increase of investments in U.S. Government Securities. An increase in average loans of 7.42% and 4.53% for the three-month and nine-month periods was achieved despite additional new loan securitizations of $40 million of auto rental fleet and aircraft loans during the last twelve months. The taxable equivalent yields on total average earning assets were 8.23% and 8.55% for the three-month periods ended September 30, 1999, and 1998, and 8.24% and 8.65% for the nine-month periods ended September 30, 1999, and 1998, respectively.

     Average deposits increased 3.87% and 7.89%, respectively, for the three-month and nine-month periods over the same periods from 1998. The cost rate on average interest-bearing funds was 4.63% and 5.15% for the three- months ended September 30, 1999, and 1998, and 4.70% and 5.16% for the nine-month periods ended September 30, 1999 and 1998. The majority of the growth in deposits from last year has occurred in NOW accounts.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                           Three Months Ended September 30
                                        -------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  337,702  $ 4,763  5.60%  $  282,635 $  4,160  5.84%
  Tax exempt <F1> .........      163,064    2,864  6.97%     151,086    2,809  7.37%
Net loans <F2><F3> ........    1,979,307   43,867  8.79%   1,842,592   42,512  9.15%
Other investments .........        2,666       29  4.32%      54,493      753  5.48%
                              ----------  -------- -----  ----------  -------  ----

Total Earning Assets ......    2,482,739   51,523  8.23%   2,330,806   50,234  8.55%

Cash and due from banks ...      112,985                      86,283
Reserve for loan losses ...      (43,593)                    (40,537)
Other assets ..............      194,537                     161,745
                              ----------                  ----------

Total .....................   $2,746,668                  $2,538,297
                              ==========                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing deposits .   $1,804,569  $20,483  4.50%  $1,761,760 $ 22,259  5.01%
Short-term borrowings .....      324,757    4,273  5.22%     214,418    3,352  6.20%
Long-term debt ............       11,835      215  7.22%      13,006      232  7.08%
                              ----------  -------- -----  ----------  -------  ----

Total Interest Bearing
  Liabilities .............    2,141,161   24,971  4.63%   1,989,184   25,843  5.15%


Noninterest bearing deposits     287,210                     252,015
Other liabilities .........       90,359                      90,620
Shareholders' equity ......      227,938                     206,478
                              ----------                  ----------

Total .....................   $2,746,668                  $2,538,297
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $26,552                    $ 24,391
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.24%                       4.15%
                                                   =====                       =====


                                            Nine Months Ended September 30
                                         ------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  343,140  $14,713  5.73%  $  276,183 $ 12,336  5.97%
  Tax exempt <F1> .........      160,583    8,474  7.06%     150,437    8,504  7.56%
Net loans <F2><F3> ........    1,938,355  127,540  8.80%   1,854,384  127,341  9.18%
Other investments .........       11,097      374  4.51%      26,349    1,083  5.50%
                              ----------  -------- -----  ----------  -------  ----

Total Earning Assets ......    2,453,175  151,101  8.24%   2,307,353  149,264  8.65%

Cash and due from banks ...      110,980                      83,278
Reserve for loan losses ...      (42,385)                    (38,326)
Other assets ..............      186,582                     153,054
                              ----------                  ----------

Total .....................   $2,708,352                  $2,505,359
                              ==========                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing deposits .   $1,833,007  $62,954  4.59%  $1,716,770 $ 64,170  5.00%
Short-term borrowings .....      270,800   10,756  5.31%     244,567   11,340  6.20%
Long-term debt ............       12,637      670  7.09%      12,990      688  7.08%
                              ----------  -------- -----  ----------  -------  ----

Total Interest Bearing
  Liabilities .............    2,116,444   74,380  4.70%   1,974,327   76,198  5.16%


Noninterest bearing deposits     280,125                     241,802
Other liabilities .........       88,029                      86,647
Shareholders' equity ......      223,754                     202,583
                              ----------                  ----------

Total .....................   $2,708,352                  $2,505,359
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $76,721                     $73,066
                                          =======                     =======

Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.18%                       4.23%
                                                   =====                       =====


<F1>Interest  income  includes  the effects of taxable  equivalent  adjustments, using a 40.525% rate for 1999 and 1998. Tax equivalent adjustments for the three-month periods were $871 in 1999 and $827 in 1998 and for the nine-month periods were $2,586 in 1999 and $2,543 in 1998.

<F2>Loan income includes fees on loans for the three-month  periods of $1,502 in
    1999 and $1,279 in 1998 and for the nine-month periods of $4,302 in 1999 and $3,594 in 1998. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. The tax equivalent adjustments for the three-month periods were $55 in 1999 and $53 in 1998 and for the nine-month periods were $148 in 1999 and $157 in 1998.

<F3>For  purposes of this  computation,  non-accruing  loans are included in the daily average loan amounts outstanding.

                                      - 9 -

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three-month period ended September 30, 1999, and 1998, was $2,232,000 and $2,042,000, respectively, and was $4,968,000 and $7,132,000 for the nine-month periods ended September 30, 1999 and 1998. Net Charge-offs of $629,000 have been recorded for the three-month period ended
September 30, 1999, compared to $1,462,000 of Net Charge-offs for the same period in 1998. Year-to-date Net Charge-offs of $994,000 have been recorded in 1999, compared to Net Charge-offs of $2,267,000 through September 1998. The reserve for loan losses was $44,903,000 or 2.29% of net loans at September 30, 1999, compared to $40,929,000 or 2.18% of net loans at December 31, 1998.

    Non-performing assets at September 30, 1999, were $11,843,000 compared to $10,571,000 at December 31, 1998, an increase of 12.03%. At September 30, 1999, non-performing assets were 0.61% of net loans compared to 0.56% at December 31, 1998. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of September 30, 1999.


NONINTEREST INCOME

    Noninterest income for the three-month periods ended September 30, 1999, and 1998 was $17,277,000 and $13,923,000, respectively, and for the nine-month periods was $46,316,000 in 1999 and $36,361,000 in 1998. For the nine-month period, trust fees increased 5.91%, service charges on deposit accounts increased 16.99%, loan servicing and sale income increased 47.58%, equipment rental income increased 38.98% and other income increased 4.65%. The increase in servicing and sale income is due to increased loan securitization activity. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net losses for the nine-month period ended September 30, 1999, were $476,000 compared to net losses of $706,000 in 1998. The net losses for both years were primarily attributed to certain partnership and venture capital investments.


NONINTEREST EXPENSE

    Noninterest expense for the three-month period ended September 30, 1999, was $25,793,000, an increase of 15.87% over the same period in 1998 and was $74,094,000 for the nine-month period ended September 30, 1999, an increase of 18.36% over 1998. For the nine-month period ended September 30, 1999, salaries and employee benefits increased 12.92%, net occupancy expense increased 5.54%, furniture and equipment expense increased 13.56%, depreciation on leased equipment increased 48.93%, business development and marketing expense increased 30.75%, and miscellaneous other expenses increased 22.52% over the same period in 1998. The increase in salaries and employee benefits is primarily attributed to an increase in our employee base compared to 1998. The increase in furniture and equipment expense is primarily due to software and computer charges, equipment rental and repair expenses. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The miscellaneous other expense increase from one year ago is attributed primarily to Year 2000 consulting expenses.

INCOME TAXES

    The provision for income taxes for the three-month and nine-month periods ended September 30, 1999, was $5,200,000 and $14,252,000, respectively, compared to $4,718,000 and $12,953,000 for the comparable periods in 1998. The provision for income taxes for the nine months ended September 30, 1999, and 1998, is at a rate which management believes approximates the effective rate for the year.


CAPITAL RESOURCES

    The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.97% at September 30, 1999.

    The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1999 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 1999 was 12.28% and the total risk-based capital ratio was 13.54%.


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

    Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 1999, the consolidated statement of financial condition was rate sensitive by $113,982,000 more liabilities than assets scheduled to reprice within one year or 92.02%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

    1st Source has three off-balance sheet amortizing interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against 1st Source's prime and LIBOR floating rate loans. The notional amount of the first swap as of September 30, 1999, is $4.2 million. It has a maturity date of January, 2002, and a market value of ($3,696). The second swap has a notional amount of $3.6 million as of September 30, 1999. It has a maturity date of March, 2001, and a market value of $1,672. The third swap has a notional amount of $50.0 million as of September 30, 1999. It has a maturity date of April, 2003, and a market value of ($861,685).

    1st Source pays a variable interest rate (one-month LIBOR) on each swap and receives a fixed rate. These interest rate swaps are the most efficient means of protecting the bank's net interest rate margin in a declining interest rate environment. Conversely, if interest rates increase, the increased contribution to net interest income from on-balance sheet assets will substantially offset any negative impact on net interest income from these swap transactions.


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

   In 1997, a comprehensive project plan to address the Y2K issue as it relates to 1st Source's operations was developed, approved by the Board of Directors and implemented. The scope of the plan had five phases comprising of Awareness, Assessment, Renovation, Validation and Implementation as defined by federal banking regulatory agencies. The project teams assigned assessed our systems and equipment and vendors to ascertain their readiness and to develop the overall plan to bring our systems into compliance, and also assessed the readiness of our customers and determined what risk, if any, our key customers pose to the bank with regards to their Y2K readiness. The scope of the project also included other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, 1st Source identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations. The project team now feels that 1st Source's Y2K readiness project is complete. Refinement of contingency plans will continue through the century date change.

   1st Source also relies on third-party vendors and service providers for much of its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1997 to assess the Y2K readiness of their products and services. Their responses indicate that all of the significant providers currently have compliant versions operational. However, 1st Source can give no guarantee that the systems of these service providers and vendors on which 1st Source's systems rely will operate error free.

   Additionally, 1st Source has implemented a plan to manage the potential risk posed by the impact of the Y2K issue on its major borrowing customers. Formal communications have been initiated from normal loan operations, and the assessment was substantially complete on December 31, 1998. Additional monitoring of these borrowers has, and will, continue throughout 1999 in order to assess their Y2K readiness and evaluate any potential risk to 1st Source. Loan losses attributed to the Y2K issue are not anticipated to be material to 1st Source. However, there can be no guarantee that any loss incurred will be immaterial.

     1st Source's total cost for the Y2K project is estimated to be between $2,700,000 and $2,800,000. The total amount expended on the project through September 30, 1999, was $2,682,400 of which approximately $2,538,600 related to the cost to repair or replace software. Approximately $132,800 was related to the cost of replacing equipment and approximately $11,000 was related to miscellaneous items such as training for employees and communications with customers.
                                     - 12 -

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

   Based upon current information related to the progress of its major vendors and service providers, management has determined that the Y2K issue will not pose significant operational problems for its computer systems. This determination is based on the assertion of those vendors and service providers that they are Y2K ready. However, 1st Source can give no guarantee that the systems of these suppliers will operate error free.

   Realizing that some disruption may occur despite its best efforts, 1st Source is in the process of refining contingency plans for each critical system in the event that one or more of those systems fail.

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



DATE  11/11/99                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                     (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE  11/11/99                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                     (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer