Form 10-Q/A
period 1998-09-30
1ST SOURCE CORP
filed 2000-03-16
CIK 34782

FORM 10-Q/A
                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1998
                                     ------------------------
                             OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from     to
           Commission file number 0-5907
                                  ------

                      1st SOURCE CORPORATION
                      ----------------------
    (Exact name of  registrant as specified in its charter)

          INDIANA                              35-1068133
          -------                              ----------
(State of other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

100 North Michigan Street       South Bend, Indiana      46601
--------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

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

                             INTRODUCTORY STATEMENT


     1st Source is filing this on Form 10-Q/A for the quarterly period ended September 30, 1998 to restate the financial information pertaining to income recognition on securitized loans in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This restatement had the effect of increasing loan servicing and sale income by $798,000 and net income by $475,000, or $0.02 per diluted common share, for the three months and nine months ended September 30, 1998. This restatement reduced retained interest assets by $263,000, decreased the reserve for loan losses by $1,892,000 and increased shareholders' equity by $969,000 for the same periods. See Note 2 to Item 1, below.


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

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                            September 30,          December 31,
                                                                1998                   1997
                                                            -------------          ------------
                                                             (Restated)
ASSETS
Cash and due from banks                                       $   95,053             $   90,864
Interest bearing deposits with other banks                           821                  1,677
Federal funds sold                                                48,500                 10,000
Investment securities:
 Securities available-for-sale, at fair value
    (amortized cost of $368,782 and $298,438
    at September 30, 1998 and December 31, 1997)                 375,957                299,933
 Securities held-to-maturity, at amortized cost
    (fair value of $104,657 and $119,369 at
    September 30, 1998 and December 31, 1997)                     97,545                114,975
                                                              ----------             ----------
Total Investment Securities                                      473,502                414,908

Loans - net of unearned discount                               1,781,895              1,796,781
 Reserve for loan losses                                         (38,397)               (35,424)
                                                              ----------             ----------
Net Loans                                                      1,743,498              1,761,357

Premises and equipment                                            30,896                 30,782
Other assets                                                     137,343                108,566
                                                              ----------             ----------
Total Assets                                                  $2,529,613             $2,418,154
                                                              ==========             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                         $  243,544             $  274,906
 Interest bearing                                              1,751,068              1,616,885
                                                              ----------             ----------
Total Deposits                                                 1,994,612              1,891,791

Federal funds purchased and securities
 sold under agreements to repurchase                             140,326                117,987
Other short-term borrowings                                       76,383                117,019
Other liabilities                                                 49,112                 34,998
Long-term debt                                                    13,009                 16,656
                                                              ----------             ----------
Total Liabilities                                              2,273,442              2,178,451

Guaranteed Preferred Beneficial Interests
 in the Company's Subordinated Debentures                         44,750                 44,750

Shareholders' equity:
 Common stock-no par value                                         6,270                  5,700
 Capital surplus                                                 121,456                 69,947
 Retained earnings                                                91,081                124,394
 Less cost of common stock in treasury                           (11,201)                (6,978)
 Unrealized appreciation of investment
  securities, net                                                  3,815                  1,890
                                                              ----------             ----------
Total Shareholders' Equity                                       211,421                194,953
                                                              ----------             ----------
Total Liabilities and Shareholders' Equity                    $2,529,613             $2,418,154
                                                              ==========             ==========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME 1st Source Corporation and Subsidiaries (Dollars in thousands, except per share amounts)

                                                      Three Months Ended              Nine Months Ended
                                                         September 30                    September 30
                                                      ------------------              -----------------
                                                   1998           1997            1998          1997
                                                   ----           ----            ----          ----
                                                (Restated)                     (Restated)
Interest Income:
 Loans, including fees                           $ 42,459       $ 38,471        $127,184       $107,895
 Investment securities:
    Taxable                                         4,160          4,295          12,336         12,540
    Tax-exempt                                      1,982          2,042           5,961          6,132
    Other                                             754             34           1,084            179
                                                 --------       --------        --------       --------
Total Interest Income                              49,355         44,842         146,565        126,746

Interest Expense:
 Deposits                                          22,259         19,143          64,170         53,279
 Short-term borrowings                              3,352          3,330          11,340          9,154
 Long-term debt                                       232            277             688            875
                                                 --------       --------        --------       --------
Total Interest Expense                             25,843         22,750          76,198         63,308
                                                 --------       --------        --------       --------
Net Interest Income                                23,512         22,092          70,367         63,438
Provision for Loan Losses                           2,042          2,130           7,132          3,838
                                                 --------       --------        --------       --------
Net Interest Income After
 Provision for Loan Losses                         21,470         19,962          63,235         59,600

Noninterest Income:
 Trust fees                                         2,191          1,999           6,351          5,491
 Service charges on deposit accounts                1,482          1,433           4,320          3,969
 Loan servicing sale income                         4,868          1,768          10,904          4,708
 Equipment rental income                            3,602          1,955           8,885          4,617
 Other income                                       2,578          1,811           7,405          4,679
 Investment securities and other
  gains (losses)                                        0             24            (706)          (279)
                                                 --------       --------        --------       --------
Total Noninterest Income                           14,721          8,990          37,159         23,185

Noninterest Expense:
 Salaries and employee benefits                    11,905         10,111          35,266         29,853
 Net occupancy expense                              1,250          1,143           3,695          3,337
 Furniture and equipment expense                    1,826          1,680           5,165          4,956
 Depreciation - leased equipment                    2,354          1,400           6,336          3,409
 Business development and marketing expense           861            650           2,381          2,532
 Other                                              4,064          2,935           9,758          8,081
                                                 --------       --------        --------       --------
Total Noninterest Expense                          22,260         17,919          62,601         52,168
                                                 --------       --------        --------       --------
Income Before Income Taxes and
 Subsidiary Trust Distributions                    13,931         11,033          37,793         30,617
Income taxes                                        5,041          3,831          13,276         10,288
Distribution on Preferred Securities of
 Subsidiary Trusts, Net of Tax                        554            564           1,679          1,184
                                                 --------       --------        --------       --------
Net Income                                       $  8,336       $  6,638        $ 22,838       $ 19,145
                                                 ========       ========        ========       ========
Other Comprehensive Income, Net of Tax:
 Unrealized Gain on Securities                   $  1,583       $  1,012        $  1,925       $    987
                                                 --------       --------        --------       --------
Comprehensive Income                             $  9,919       $  7,650        $ 24,763       $ 20,132
                                                 ========       ========        ========       ========
Per Common Share: (1)
 Basic Net Income Per Common Share               $   0.45       $   0.35        $   1.21       $   1.01
                                                 ========       ========        ========       ========
 Diluted Net Income Per Common Share             $   0.43       $   0.35        $   1.17       $   0.98
                                                 ========       ========        ========       ========
 Dividends                                       $  0.080       $  0.068        $  0.226       $  0.202
                                                 ========       ========        ========       ========
Basic Weighted Average Common Shares
 Outstanding                                   18,944,008     18,923,506      19,022,153     18,932,031
                                               ==========     ==========      ==========     ==========
Diluted Weighted Average Common Shares
 Outstanding                                   19,314,508     19,567,723      19,406,878     19,534,183
                                               ==========     ==========      ==========     ==========
(1)  The  computation of per share data gives  retroactive  recognition to a 10%
     stock dividend  declared on January 14, 1999, a 10% stock dividend declared on January 20, 1998,and a five-for-four stock split declared on January 21,
     1997.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                         Nine Months Ended September 30
                                                         ------------------------------
                                                              1998             1997
                                                              ----             ----
                                                           (Restated)
Operating Activities:
 Net income                                                $  22,838         $ 19,145
 Adjustments to reconcile net income to net cash
    provided by operating activities:
 Provision for loan losses                                     7,132            3,838
 Depreciation of premises and equipment                        9,071            5,858
 Amortization of investment security premiums
    and accretion of discounts, net                              711              656
 Deferred income taxes                                         3,521            3,421
 Realized investment securities (gains) losses                   706              279
 Realized (gains) on securitized loans                        (1,917)              --
 Increase in interest receivable                                (682)          (1,343)
 Increase in interest payable                                  6,880            9,330
 Other                                                         7,351          (36,250)
                                                            --------         --------
Net Cash Provided by Operating Activities                     55,611            4,934


Investing Activities:
 Proceeds from sales and maturities of
  investment securities                                      148,977          104,016
 Purchases of investment securities                         (206,304)        (106,345)
 Net decrease in short-term investments                      (37,644)            (311)
 Loans sold or participated to others                        307,097          113,728
 Net increase in loans made to customers
    and principal collections on loans                      (296,646)        (368,095)
 Net increase in leased assets                               (16,112)          (9,027)
 Purchases of premises and equipment                          (2,380)          (2,746)
 Increase in other assets                                    (13,100)              --
 Other                                                        (6,806)          (4,703)
                                                            --------         --------
Net Cash Used in Investing Activities                       (122,918)        (273,483)


Financing Activities:
 Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts                             12,416          (41,715)
 Net increase in certificates of deposit                      90,405          125,297
 Net increase (decrease) in short-term borrowings            (18,297)          94,842
 New long-term debt                                              522               --
 Payments on long-term debt                                   (4,169)          (3,091)
 New issuance of trust preferred securities                       --           44,750
 Acquisition of treasury stock                                (5,474)          (2,046)
 Cash dividends                                               (3,919)          (3,473)
 Other                                                            12               (8)
                                                            --------         --------
Net Cash Provided by Financing Activities                     71,496          214,556

Increase (Decrease) in Cash and Cash Equivalents               4,189          (53,993)

Cash and Cash Equivalents, Beginning of Year                  90,864          137,588
                                                            --------         --------
Cash and Cash Equivalents, End of Period                    $ 95,053         $ 83,595
                                                            ========         ========

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

2. The financial information for the three months and nine months ended September 30, 1998 has been restated for adjustments to revise the income recognition on securitized loans in accordance with SFAS No. 125. Since
     July 1, 1998, 1st Source has sold capital equipment loans into a securitization facility (see Note 6.) As a result of a review of its accounting policies and procedures relating to securitized loans, 1st Source refined its method of estimating the timing of cash flows and the underlying key assumptions of the securitized loans and the value of its retained interests in the loans. These changes resulted only in a difference in timing of the revenue recognition from its securitized loans and has no effect on the total cash flows of the securitized transactions. The changes were applied retroactively to the commencement of this securitization program in the third quarter of 1998, and resulted in an increase in net income in 1998. The following summarizes the impact of these adjustments on the assets and liabilities as of September 30, 1998 and to the results of operations for the three months and nine months ended September 30, 1998:

                                          September 30, 1998
                                          ------------------
                                    As reported             As restated
                                    -----------             -----------
BALANCE SHEET
Reserve for Loan Losses             $   40,289              $   38,397
Net Loans                            1,741,606               1,743,498
Retained Interest Assets                 7,677                   7,414
Total Assets                         2,527,984               2,529,613
Total Liabilities                    2,272,782               2,273,442
Shareholders' Equity                   210,452                 211,421
Total Liabilities and
   Shareholders' Equity              2,527,984               2,529,613

                                Three Months Ended            Nine Months Ended
                                September 30, 1998            September 30, 1998
                                ------------------            ------------------
                             As reported    As restated    As reported    As restated
                             -----------    -----------    -----------    -----------
INCOME STATEMENT
Total Noninterest Income       $13,923        $14,721        $36,361        $37,159
Income Before Taxes             13,133         13,931         36,995         37,793
Income Taxes                     4,718          5,041         12,953         13,276
Net Income                       7,861          8,336         22,363         22,838
Comprehensive Income             8,950          9,919         23,794         24,763
Basic EPS                         0.42           0.45           1.18           1.21
Diluted EPS                       0.41           0.43           1.15           1.17

3. 1st Source has adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," as of March 31, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Presently, the only component of comprehensive income not included in net income is unrealized gains or losses on available-for-sale investment securities.

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

6. On July 16, 1998, 1st Source entered into an agreement to securitize up to $400 million in loans; $205 million for new funding, $100 million for future growth, and $95 million for replacement funding. The purpose of the securitization is to fund the continued national growth of the 1st Source Bank Specialty Finance Group. 1st Source Bank will continue to service the loans for a fee.

PART I.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As more fully described in Note 2 to the Consolidated Condensed Financial Statements, certain information related to the activity for the three and nine months ended September 30, 1998 has been restated.

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

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                       ENDED SEPTEMBER 30, 1998 AND 1997


    Net income for the three-month and nine-month periods ended September 30, 1998, was $8,336,000 and $22,838,000 respectively, compared to $6,638,000 and
$19,145,000 for the equivalent periods in 1997. The primary reasons for the increase were an increase in net interest income and a strong increase in noninterest income offset by an increase in noninterest expense.

    Diluted net income per common share increased to $0.43 and $1.17, respectively, for the three-month and nine-month periods ended September 30, 1998, from $0.35 and $0.98 in 1997. Return on average common shareholders' equity was 15.06% for the nine months ended September 30, 1998, compared to 14.25% in 1997. The return on total average assets was 1.22% for the nine months ended September 30, 1998, compared to 1.19% in 1997.


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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                                     Three Months Ended September 30
                                                                     -------------------------------
                                                              1998                                     1997
                                                              ----                                     ----
                                                            Interest                                 Interest
                                              Average        Income/    Yield/        Average         Income/         Yield/
                                              Balance        Expense      Rate        Balance         Expense          Rate
                                              -------        -------      ----        -------         -------          ----
                                                           (Restated)
ASSETS:
  Investment securities:
    Taxable                                $  282,635       $  4,160     5.84%      $  283,097       $  4,295          6.02%
    Tax exempt (1)                            151,086          2,809     7.38%         153,679          2,919          7.54%
  Net loans (2 & 3)                         1,842,592         42,512     9.15%       1,661,407         38,526          9.20%
  Other investments                            54,493            753     5.48%           3,497             33          3.74%
                                           ----------       --------     ----       ----------       --------          ----
Total Earning Assets                        2,330,806         50,234     8.55%       2,101,680         45,773          8.64%

  Cash and due from banks                      86,283                                   75,689
  Reserve for loan losses                     (39,385)                                 (32,326)
  Other assets                                161,647                                  114,290
                                           ----------                               ----------
Total                                      $2,539,351                               $2,259,333
                                           ==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                $1,761,760       $ 22,259     5.01%      $1,525,952       $ 19,144          4.97%
  Short-term borrowings                       214,418          3,352     6.20%         236,157          3,329          5.59%
  Long-term debt                               13,006            232     7.08%          15,505            277          7.09%
                                           ----------       --------     ----       ----------       --------          ----
Total Interest Bearing Liabilities          1,989,184         25,843     5.15%       1,777,614         22,750          5.08%

  Noninterest bearing deposits                252,015                                  213,338
  Other liabilities                            91,048                                   83,324
  Shareholders' equity                        207,104                                  185,057
                                           ----------                               ----------
Total                                      $2,539,351                               $2,259,333
                                           ==========                               ==========
                                                            --------                                 --------
Net Interest Income                                         $ 24,391                                 $ 23,023
                                                            ========                                 ========
Net Yield on Earning Assets on a Taxable
  Equivalent Basis                                                       4.15%                                         4.35%
                                                                         ====                                          ====


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                              1998                                     1997
                                                              ----                                     ----
                                                            Interest                                 Interest
                                              Average        Income/    Yield/        Average         Income/         Yield/
                                              Balance        Expense      Rate        Balance         Expense          Rate
                                              -------        -------      ----        -------         -------          ----
                                                           (Restated)
ASSETS:
  Investment securities:
    Taxable                                $  276,183       $ 12,336     5.97%      $  274,197       $ 12,540          6.11%
    Tax exempt (1)                            150,437          8,504     7.56%         152,017          8,819          7.76%
  Net loans (2 & 3)                         1,854,384        127,341     9.18%       1,570,527        108,017          9.20%
  Other investments                            26,349          1,083     5.50%           5,402            179          4.44%
                                           ----------       --------     ----       ----------       --------          ----
Total Earning Assets                        2,307,353        149,264     8.65%       2,002,143        129,555          8.65%

  Cash and due from banks                      83,278                                   72,286
  Reserve for loan losses                     (37,938)                                 (31,126)
  Other assets                                153,021                                  103,147
                                           ----------                               ----------
Total                                      $2,505,714                               $2,146,450
                                           ==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits                $1,716,770       $ 64,170     5.00%      $1,455,834       $ 53,279          4.89%
  Short-term borrowings                       244,567         11,340     6.20%         221,850          9,154          5.52%
  Long-term debt                               12,990            688     7.08%          16,750            875          6.98%
                                           ----------       --------     ----       ----------       --------          ----
Total Interest Bearing
  Liabilities                               1,974,327         76,198     5.16%       1,694,434         63,308          5.00%


  Noninterest bearing deposits                241,802                                  205,048
  Other liabilities                            86,791                                   67,295
  Shareholders' equity                        202,794                                  179,673
                                           ----------                               ----------
Total                                      $2,505,714                               $2,146,450
                                           ==========                               ==========
                                                            --------                                 --------
Net Interest Income                                         $ 73,066                                 $ 66,247
                                                            ========                                 ========
Net Yield on Earning Assets on a
  Taxable Equivalent Basis                                               4.23%                                         4.42%
                                                                         ====                                          ====



(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. Tax equivalent adjustments for the three-month periods were $827 in 1998 and $876 in 1997 and for the nine-month periods were $2,543 in 1998 and $2,687 in 1997.

(2)  Loan income  includes fees on loans for the  three-month  periods of $1,279 in 1998 and $876 in 1997 and for the nine-month periods of $3,594 in 1998 and $2,912 in 1997. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1998 and 1997. The tax equivalent adjustments for the three-month periods were $53 in 1998 and $54 in 1997 and for the nine-month periods were $157 in 1998 and $121 in 1997.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES
     The provision for loan losses for the three-month period ended September 30, 1998, and 1997, was $2,042,000 and $2,130,000, respectively, and was
$7,132,000 and $3,838,000 for the nine-month periods ended September 30, 1998 and 1997. Net Charge-offs of $1,462,000 have been recorded for the three-month period ended September 30, 1998, compared to $370,000 of Net Charge-offs for the same period in 1997. Year-to-date Net Charge-offs of $2,267,000 have been recorded in 1998, compared to Net Recoveries of $295,000 through September 1997. The reserve for loan losses was $38,397,000 or 2.15% of net loans at September 30, 1998, compared to $35,424,000 or 1.97% of net loans at December 31, 1997.

     Non-performing assets at September 30, 1998, were $12,532,000 compared to $11,436,000 at December 31, 1997, an increase of 9.58%. At September 30, 1998, non-performing assets were .70% of net loans compared to .64% at December 31, 1997. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of September 30, 1998.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended September 30, 1998, and 1997 was $14,721,000 and $8,966,000, respectively, and for the nine-month periods was $37,159,000 in 1998 and $23,185,000 in 1997. For the nine-month period, trust fees increased 15.66%, service charges on deposit accounts increased 8.84%, loan servicing and sale income increased 131.61%, equipment rental income increased 92.44% and other income increased 58.26%. The increase in servicing and sale income is due to increased loan securitization activity and income recognition required by SFAS No. 125. The significant increase in equipment rental income was primarily due to substantial growth in operating leases. Bank Owned Life Insurance income was primarily the reason for the increase in the Other Income category. Investment Security losses and other losses for the nine-month period ended September 30, 1998, were $706,000 compared to net losses of $279,000 in 1997. The net losses in 1998 and 1997 were primarily attributed to certain partnership and venture capital investments.


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

INCOME TAXES

     The provision for income taxes for the three-month and nine-month periods ended September 30, 1998, was $5,041,000 and $13,276,000, respectively, compared to $3,831,000 and $10,288,000 for the comparable periods in 1997. The provision for income taxes for the nine months ended September 30, 1998, and 1997, is at a rate which management believes approximates the effective rate for the year.

CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.83% at September 30, 1998.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1998 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 1998, was 12.68% and the total risk-based capital ratio was 13.96%.

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


Project Phase          % Completed            Estimated Completion
-------------          -----------            --------------------
Awareness                     100%                           - -
Assessment                    100%                           - -
Renovation                     85%               December 32, 1998
Validation                     35%                  March 31, 1999
Implementation                 35%                   June 30, 1999



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

                   PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27 - Restated Financial Data Schedule





                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 1st Source Corporation
                                                 ----------------------


DATE   03/14/00                      /s/ Christopher J. Murphy III
     -----------                    -----------------------------------
                                           (Signature)
                                    Christopher J. Murphy III,
                                    Chairman of the Board, President and CEO


DATE   03/14/00                      /s/ Larry E. Lentych
     -----------                    -----------------------------------
                                           (Signature)
                                    Larry E. Lentych,
                                    Treasurer and Chief Financial Officer