Form 10-K/A
period 1998-12-31
1ST SOURCE CORP
filed 2000-03-16
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended    December 31, 1998
                                       -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
          Commission file number  0-6233
                                  ------

                             1st SOURCE CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)


           Indiana                                        35-1068133
           -------                                        ----------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 N. Michigan Street, South Bend, Indiana                  46601
-------------------------------------------                  -----
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        219/235-2000
                                                           ------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                                 ------
Securities registered pursuant to Section 12(g) of the Act:
9% Cumulative Trust Preferred Securities and related  guarantee - $25 par value
-------------------------------------------------------------------------------
                                (Title of Class)

Floating Rate Cumulative Trust Preferred Securities and related  guarantee -
$25 par value
--------------------------------------------------------------------------------
                                (Title of Class)

                        Common Stock - without par value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No
                          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 1999.
Common Stock, without par value - $309,154,359.
----------------------------------------------------

The number of shares outstanding of each of the registrant's classes of stock as of February 16, 1999.
Common Stock, without par value - 19,069,575 shares.
-------------------------------------------------------
9% Cumulative Trust Preferred Securities and related guarantee, $25 par value - 1,100,000 shares.
--------------------------------------------------------------------------------
Floating Rate Cumulative Trust Preferred Securities and related guarantee, $25 par value - 690,000 shares.
--------------------------------------------------------------------------------

                    1ST SOURCE CORPORATION AND SUBSIDIARIES
                                  FORM 10-K/A

                                     INDEX


                                    PART I                       PAGE
                                    ------                       ----

ITEM 1.    Business ...........................................    3

                                    PART II
                                    -------

ITEM 6.    Selected Financial Data ............................   21

ITEM 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations ....   22

ITEM 8.    Financial Statements and Supplementary Data ........   33

                                    PART IV
                                    -------

ITEM 14.   Exhibits, Restated Financial Statement
             Schedules, and Reports on Form 8-K ...............   57

SIGNATURES ....................................................   58

                             INTRODUCTORY STATEMENT

         1st Source is filing this Form 10-K/A for the period ended December 31, 1998 to restate the financial information pertaining to income recognition on securitized loans in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This restatement had the effect of increasing loan servicing and sale income by $735,000 and net income by $437,000, or $0.02 per diluted common share, for the period ended December 31, 1998. As of December 31, 1998, this restatement reduced retained interest assets by $729,000, decreased the reserve for loan losses by $2,300,000 and increased shareholders' equity by $934,000. See Item 8, Note R, below.


PART I

ITEM 1.           BUSINESS

General

         1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 1998, 1st Source had assets of $2.73 billion, deposits of $2.18 billion and total shareholders' equity of $216.8 million. Pages 24 through 46 of 1st Source's Annual Report to Shareholders for the year ended December 31, 1998 are included in Item 8, below.

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

         1st Source's other subsidiaries include 1st Source Leasing, Inc., an originator and servicer of personal property leases to businesses nationwide, 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend, 1st Source Capital Corporation, a licensed small business investment company, 1st Source Capital Trust I and II, subsidiaries created to issue $44.75 million of Trust Preferred Securities, Michigan Transportation Finance Corporation, a company which manages the non-Indiana assets of our national niche lending businesses, 1st Source Funding Corporation, a qualified special purpose entity established for purposes of administering securitization activity, and Trustcorp Mortgage Company, a mortgage banking company with four offices in Indiana and one in Ohio. 1st Source's inactive subsidiaries include 1st Source Travel, Inc., 1st Source Auto Leasing, Inc., and FBT Capital Corporation.

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

         Loans and Leases

         o 1st Source's commercial and agriculture loans at December 31, 1998, were approximately $399 million and were 21.2% of total loans outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area of Northern Indiana and Southwest Michigan.

         o Commercial loans secured by transportation and construction equipment totaled $732 million, or 38.9% of total loans outstanding, at December 31, 1998. This loan area concentrates on specialty finance lending for automobile leasing and rental companies, truck leasing companies, privately-owned aircraft for businesses and individuals and heavy duty trucks and other equipment used in the construction business. Currently, 1st Source has 14 locations nationwide supporting these lending activities. Loan sale and servicing income resulting from loan securitizations from these specialty finance lending activities totaled $8.57 million in 1998. 1st Source also generates equipment rental income through the leasing of various automobiles, construction equipment and other equipment to customers through operating leases, where 1st Source retains ownership of the property being leased. Total equipment rental income for 1998 totaled $12.6 million with depreciation on this equipment amounting to $8.9 million.

         o Loans secured by real estate amounted to $631 million, which was approximately 33.5% of total loans outstanding, at December 31, 1998. The primary focus of this lending area is commercial real estate and residential mortgage lending in the regional market area of Northern Indiana and Southwest Michigan. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company.

         o 1st Source's consumer loans at December 31, 1998, amounted to $119 million and 6.4% of total loans outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

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

         o Trust fees are generated from employee benefit services, personal and agency trusts and estate planning. In 1998, trust fees were approximately $8.3 million.

         o Mortgage loan sale and servicing income for 1998 amounted to $6.55 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp Mortgage Company. Trustcorp serviced approximately $1.87 billion of mortgage loans at December 31, 1998.

         o Insurance commissions from 1st Source's property and casualty insurance agency totaled $1.30 million for 1998.

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

FORWARD LOOKING STATEMENTS

         Except for historical information contained herein, the matters discussed in this document, and other information contained in 1st Source's SEC filings, may express "forward-looking statements." Those statements may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors - including, but not limited to, changes in laws, regulations or generally accepted accounting principles; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; customers' and vendors' critical systems or services failing to comply with Year 2000 programming issues; unforeseen changes in interest rates; unforeseen downturns in the local, regional or national economies - could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected.

                        SELECTED STATISTICAL INFORMATION
          Distribution of Assets, Liabilities and Shareholders' Equity
                    Interest Rates and Interest Differential
                             (Dollars in Thousands)

Year ended December 31,                     1998                               1997                               1996
                              ----------------------------------   --------------------------------   ------------------------------
                                              Interest                           Interest                           Interest
                                   Average    Income/   Yield/        Average    Income/   Yield/        Average    Income/   Yield/
                                   Balance    Expense   Rate          Balance    Expense   Rate          Balance    Expense   Rate
                              ----------------------------------   --------------------------------  -------------------------------
ASSETS:                         (Restated)
   Investment securities:
       Taxable                 $   294,632  $  17,419    5.91%    $   272,400   $ 16,638    6.11%    $   254,033   $ 15,337    6.04%
       Tax-exempt (1)              150,678     11,327    7.52%        151,686     11,723    7.73%        146,176     11,787    8.06%
   Net loans (2 & 3)             1,853,537    168,664    9.10%      1,610,889    148,061    9.19%      1,348,089    124,467    9.23%
   Other investments                45,708      2,348    5.14%         11,662        592    5.09%         18,757        995    5.30%
                              ------------  ---------    -----     ----------   --------    -----    -----------   --------    -----
Total Earning Assets             2,344,555    199,758    8.52%      2,046,637    177,014    8.65%      1,767,055    152,586    8.64%

   Cash and due from banks          86,452                             73,246                             75,378
   Reserve for loan losses         (38,050)                           (31,966)                           (28,482)
   Other assets                    157,968                            110,383                             81,263
                              ------------                        -----------                      -------------
Total                           $2,550,925                         $2,198,300                         $1,895,214
                                ==========                         ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest bearing deposits    $1,748,759  $  86,264    4.93%     $1,488,287    $73,150    4.92%     $1,337,345    $64,214    4.80%
   Short-term borrowings           243,431     15,034    6.18%        227,757     13,014    5.71%        156,003      7,843    5.03%
   Long-term debt                   13,036        929    7.13%         16,527      1,160    7.02%         19,876      1,372    6.90%
                              ------------  ---------    -----     ----------   --------    -----    -----------   --------    -----
Total Interest Bearing
  Liabilities                    2,005,226    102,227    5.10%      1,732,571     87,324    5.04%      1,513,224     73,429    4.85%
                              ------------  ---------    -----     ----------   --------    -----    -----------   --------    -----

   Noninterest bearing deposits    250,755                            210,686                            186,804
   Other liabilities                89,343                             72,500                             33,862
   Shareholders' equity            205,601                            182,543                            161,324
                              ------------                        -----------                      -------------
Total                           $2,550,925                         $2,198,300                         $1,895,214
                                ==========                         ==========                         ==========
                                              -------                            -------                            -------
Net Interest Income                           $97,531                            $89,690                            $79,157
                                              =======                            =======                            =======
Net Yield on Earning Assets on
                                                         -----                              -----                              -----
   a Taxable Equivalent Basis                            4.16%                              4.38%                              4.48%
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

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                                            Increase (Decrease) Due to (1)
                                                                Volume                   Rate                         Net
                                                              ---------               ----------                  ---------
                                                                                    (In Thousands)
1998 compared to 1997
   Interest earned on:
     Loans                                                    $  22,038               $   (1,435)                 $  20,603
     Investment securities:
       Taxable                                                    1,297                     (516)                       781
       Tax-exempt                                                   (80)                    (317)                      (397)
     Interest-bearing deposits with
        other banks                                                  (1)                      27                         26
     Federal funds sold and other
        money market investments                                  1,764                      (33)                     1,731
                                                              ---------               ----------                  ---------
            Total Earning Assets                              $  25,018               $   (2,274)                 $  22,744

   Interest paid on:
     Savings deposits                                             2,084                    1,113                      3,197
     Other time deposits                                         10,463                     (546)                     9,917
     Short-term borrowings                                          909                    1,111                      2,020
     Long-term debt                                                (249)                      18                       (231)
                                                              ---------               ----------                  ---------
            Total Interest-Bearing Liabilities                   13,207                    1,696                     14,903
                                                              ---------               ----------                  ---------
   Net Interest Income                                        $  11,811               $   (3,970)                 $   7,841
                                                              =========               ==========                  =========

1997 compared to 1996
   Interest earned on:
     Loans                                                    $  23,782               $     (405)                  $ 23,377
     Investment securities:
       Taxable                                                    1,367                      151                      1,518
       Tax-exempt                                                   607                     (671)                       (64)
     Interest-bearing deposits with
       other banks                                                  (53)                     (62)                      (115)
     Federal funds sold and other
       money market investments                                    (316)                      28                       (288)
                                                              ---------               ----------                  ---------
            Total Earning Assets                                 25,387                     (959)                    24,428

   Interest paid on:
     Savings deposits                                                91                     (419)                      (328)
     Other time deposits                                          8,688                      576                      9,264
     Short-term borrowings                                        3,999                    1,172                      5,171
     Long-term debt                                                (232)                      20                       (212)
                                                              ---------               ----------                  ---------
            Total Interest-Bearing Liabilities                   12,546                    1,349                     13,895
                                                              ---------               ----------                  ---------
   Net Interest Income                                        $  12,841                $  (2,308)                 $  10,533
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

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                            December 31
                                                              -----------------------------------------
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

                                                                             Maturing
                                  -------------------------------------------------------------------------------------------------
                                                                After One                  After Five
                                        Within                  But Within                 But Within                   After
                                       One Year                 Five Years                 Ten Years                  Ten Years
                                  -----------------          ----------------           ----------------          ----------------
                                    Amount    Yield           Amount    Yield            Amount    Yield           Amount    Yield
                                  --------    -----          --------   -----           -------    -----          -------    -----
                                                                        (Dollars in Thousands)
U.S. Treasury and
     government agencies
     and corporations             $ 99,487    5.68%          $145,608   5.40%           $ 3,582    5.95%          $35,650    6.01%

States and political
     subdivisions                   16,628    6.43%            84,249   6.87%            44,411    8.13%            9,185    6.58%

Other                               31,464    5.58%            22,538   5.77%               254    7.01%           46,643    6.32%
                                  --------    -----          --------   -----           -------    -----          -------    -----
              Total               $147,579    5.74%          $252,395   5.92%           $48,247    7.96%          $91,478    6.23%


Weighted average yields on tax-exempt obligations have been computed by adjusting tax-exempt income to a fully taxable equivalent basis, excluding the effect of the tax preference interest expense adjustments.


LOAN PORTFOLIO

The following table shows 1st Source's loan distribution at the end of each of the last five years for December 31:

                                              1998                1997                1996               1995                1994
                                           ----------          ----------          ----------         ----------          ----------
                                                                             (Dollars in Thousands)
Loans:
     Commercial and agricultural           $  399,013          $  364,391          $  335,192         $  314,421          $  293,171

     Commercial loans secured
        by transportation and
        construction equipment                732,488             752,677             561,042            457,930             358,128

     Loans secured by real estate             630,915             568,136             468,109            408,028             377,532

     Consumer loans                           119,280             111,577              91,220             79,036              71,882
                                           ----------          ----------          ----------         ----------          ----------

         Total Loans                       $1,881,696          $1,796,781          $1,455,563         $1,259,415          $1,100,713
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

                                                                   Rate Sensitivity
                                           ----------------------------------------------------------------
                                            Within          After One But         After
                                           One Year       Within Five Years      Five Year          Total
                                           --------       -----------------      ---------        ---------
                                                                     (In Thousands)
Commercial loans secured
    by transportation and
    construction equipment                 $397,980          $304,326            $16,530        $  718,836

Commercial and agricultural                 263,268            80,986              5,346           349,600

Loans secured by real estate                207,455            41,625              7,238           256,318
                                           --------          --------            -------        ----------

              Total                        $868,703          $426,937            $29,114        $1,324,754
                                           ========          ========            =======        ==========


                                                                                      Rate Sensitivity
                                                                                ---------------------------
                                                                                  Fixed            Variable
                                                                                  Rate               Rate
                                                                                --------           --------

Due after one year but within five years                                        $411,325           $15,612

Due after five years                                                              25,559             3,555
                                                                                --------           -------

              Total                                                             $436,884           $19,167
                                                                                ========           =======

The following table summarizes the nonaccrual, past due and restructured loans:

                                                                                   December 31
                                             ---------------------------------------------------------------------------------------
                                               1998                1997                1996               1995                1994
                                             --------            --------            --------           --------            --------
                                                                              (Dollars in Thousands)
Nonaccrual Loans                               $9,266             $10,030              $6,678             $4,893              $3,314

Accruing loans past
     due 90 days or more                          275                 730                 557                274                 477

Restructured loans                               --                  --                  --                --                    133
                                             --------            --------            --------           --------            --------

     Total Nonperforming Loans                 $9,541             $10,760              $7,235             $5,167              $3,924
                                             ========            ========            ========           ========            ========

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

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                                    December 31
                                             --------------------------------------------------------------------------------------
                                                1998                1997                1996                1995            1994
                                             ----------          ----------          ----------          ----------      ----------
                                             (Restated)                            (In Thousands)
Amount of loans outstanding
     at end of period                        $1,881,696          $1,796,781          $1,455,563          $1,259,415      $1,100,713
                                             ==========          ==========          ==========          ==========      ==========

Average amount of net loans
     outstanding during period               $1,853,537          $1,610,889          $1,348,489          $1,172,438      $1,066,752
                                             ==========          ==========          ==========          ==========      ==========

Balance of reserve for loan
     losses at beginning of period           $   35,424          $   29,516          $   27,470          $   23,868      $   22,350

Charge-offs:
     Commercial and agricultural                  1,295                 293               2,385                 985           1,007
     Commercial loans secured
         by transportation and
         construction equipment                   1,671                 317                 347                  36              29
     Loans secured by real estate                   323                 157                 230                 597             816
     Consumer loans                               1,510                 643                 324                 372             205
                                             ----------          ----------          ----------          ----------      ----------
         Total charge-offs                        4,799               1,410               3,286               1,990           2,057
                                             ----------          ----------          ----------          ----------      ----------

Recoveries:
     Commercial and agricultural                    255                 101                 383                 287             166
     Commercial loans secured
         by transportation and
         construction equipment                     419                 917                 593               2,224             225
     Loans secured by real estate                    47                  87                 359                 122             215
     Consumer loans                                 427                 161                 172                 202             214
                                             ----------          ----------          ----------          ----------      ----------
         Total recoveries                         1,148               1,266               1,507               2,835             820
                                             ----------          ----------          ----------          ----------      ----------

Net charge-offs (recoveries)                      3,651                 144               1,779                (845)          1,237

Additions charged to
     operating expense                            9,156               6,052               4,649               2,757           4,197

Recaptured reserve due
     to loan securitizations                     (2,300)               --                  (824)                --           (1,442)
                                             ----------          ----------          ----------          ----------      ----------

Balance at end of period                     $   38,629          $   35,424          $   29,516          $   27,470      $   23,868
                                             ==========          ==========          ==========          ==========      ==========

Ratio of net charge-offs (recoveries)
     to average net loans outstanding             0.20%               0.01%               0.13%              (0.07%)          0.12%

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

In 1998, after management's assessment of loan quality, 1st Source made a charge of $9.16 million to operations as a provision for loan losses. At December 31, 1998, the reserve for loan losses was $38.63 million, or 2.05% of loans outstanding net of unearned discount.

SUMMARY OF LOAN LOSS EXPERIENCE (Concluded)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                                           (Dollars in Thousands)
                                     1998                          1997                          1996
                             ---------------------         ----------------------         ---------------------
                                         Percent                        Percent                        Percent
                                         Of Loans                       Of Loans                       Of Loans
                                         In Each                        In Each                        In Each
                                         Category                       Category                       Category
                             Reserve     to Total          Reserve      to Total          Reserve      to Total
                              Amount     Loans              Amount      Loans              Amount      Loans
                             -------    ----------         -------     ----------         --------    ---------
                            (Restated)
Commercial and
     agricultural            $ 7,566        21.2%          $ 6,325         20.3%          $ 8,011        19.5%

Commercial loans secured
     by transportation
     and construction
     equipment                21,822        38.9%           18,188         41.9%           12,867        38.0%

Loans secured
     by real estate            6,460        33.5%            7,177         31.6%            5,535        28.5%

Consumer loans                 2,781         6.4%            3,734          6.2%            3,103        14.0%
                             -------       ------          -------        ------          -------       ------

     Total                   $38,629       100.0%          $35,424        100.0%          $29,516       100.0%
                             =======       ======          =======        ======          =======       ======


                                            (Dollars in Thousands)
                                     1995                          1994
                             ---------------------         ----------------------
                                         Percent                        Percent
                                         Of Loans                       Of Loans
                                         In Each                        In Each
                                         Category                       Category
                             Reserve     to Total          Reserve      to Total
                              Amount     Loans              Amount      Loans
                             -------    ----------         -------     ----------
Commercial and
     agricultural            $ 8,250        25.0%          $ 5,822         26.6%

Commercial loans secured
     by transportation
     and construction
     equipment                10,258        36.4%            7,998         32.5%

Loans secured
     by real estate            6,185        32.4%            6,852         34.4%

Consumer loans                 2,777         6.2%            3,196          6.5%
                             -------       ------          -------        ------

     Total                   $27,470       100.0%          $23,868        100.0%
                             =======       ======          =======        ======


Allowance for potential losses not specifically identified is allocated on a pro rata basis to all loan categories.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                             Year Ended December 31
                           ------------------------------------------------------------------------------------
                                    1998                           1997                           1996
                           -----------------------       -----------------------        -----------------------
                              Amount         Rate           Amount         Rate            Amount         Rate
                              ------         ----           ------         ----            ------         ----
Noninterest bearing
     demand deposits       $  250,755         -- %       $  210,685         -- %        $  186,804         -- %

Interest bearing
      demand deposits         123,571        3.27%           75,765        2.30%           135,328        2.21%

Savings deposits              373,495        2.55%          341,777        2.52%           279,608        2.76%

Other time deposits         1,251,693        5.81%        1,070,746        5.86%           922,409        5.80%
                           ----------                    ----------                     ----------

     Total                 $1,999,514                    $1,698,973                     $1,524,149
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

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                                  Year Ended December 31
                                              ------------------------------
                                               1998        1997        1996
                                              ------      ------      ------
                                            (Restated)
Percentage of net income to:

Average shareholders' equity                  15.30%      14.51%      14.38%

Average total assets                           1.23%       1.21%       1.22%

Percentage of dividends declared
  per common share to diluted net income
   per common share                           17.16%      18.38%      18.16%

Percentage of average shareholders'
  equity to average total assets               8.06%       8.30%       8.51%

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


                                                Federal Funds
                                                Purchased and
                                                  Security                                       Other
                                                 Repurchase               Commercial           Short-Term             Total
           1998                                  Agreements                 Paper              Borrowings           Borrowings
-------------------------------                ----------------         --------------       --------------        ------------
Balance at December 31, 1998                        $159,478                $5,856               $76,825             $242,159
Maximum amount outstanding
     at any month-end                                181,364                 6,556               141,030              328,950
Average amount outstanding                           149,794                 4,646                88,991              243,431
Weighted average interest
     rate during the year                               4.84%                 5.29%                 8.48%                6.18%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1998                                  4.34%                 4.63%                 5.33%                4.66%


           1997
-------------------------------
Balance at December 31, 1997                        $117,987                $3,892              $113,127             $235,006
Maximum amount outstanding
     at any month-end                                217,039                 6,641               113,127              336,807
Average amount outstanding                           136,208                 5,321                86,228              227,757
Weighted average interest
     rate during the year                               5.12%                 5.46%                 6.66%                5.71%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1997                                  5.00%                 5.39%                 6.08%                5.53%


           1996
-------------------------------
Balance at December 31, 1996                        $112,580                $6,109              $106,174             $224,863
Maximum amount outstanding
     at any month-end                                129,335                 7,758               106,174              243,267
Average amount outstanding                            94,171                 5,082                56,751              156,004
Weighted average interest
     rate during the year                               5.01%                 5.13%                 5.05%                5.03%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1996                                  5.10%                 5.21%                 5.99%                5.52%


Federal funds purchased and securities sold under agreements to repurchase generally mature within 1 to 30 days of the transaction date. Commercial paper and other short-term borrowings generally mature within 30 to 180 days.

PART II

ITEM 6.       SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

                                           1998         1997         1996         1995         1994
                                           ----         ----         ----         ----         ----
                                       (Restated)
Interest income                          $196,148     $173,316     $148,820     $135,115     $112,942
Interest expense                          102,227       87,324       73,429       64,946       47,709
Net interest income                        93,921       85,992       75,391       70,169       65,233
Provision for loan losses                   9,156        6,052        4,649        2,757        4,197
Net interest income after
provision for loan losses                  84,765       79,940       70,742       67,412       61,036
Noninterest income                         52,256       35,656       25,479       19,492       14,874
Noninterest expense                        85,500       72,977       60,622       54,861       49,577
Income before income taxes                 51,521       42,619       35,599       32,043       26,333
Income taxes                               17,843       14,392       12,396       11,001        7,868
Distribution on preferred
securities of subsidiary trusts,
net of income tax benefit                   2,221        1,738           --           --           --
NET INCOME                                $31,457      $26,489      $23,203      $21,042      $18,465


Assets                                 $2,733,592   $2,418,154   $2,079,767   $1,799,257   $1,583,027
Long-term debt                             13,189       16,656       18,596       21,819       28,084
Shareholders' equity                      216,793      194,953      171,833      152,601      129,082
Basic net income per
common share (1)                             1.66         1.40         1.23         1.11         0.97
Diluted net income
per common share (1)                         1.62         1.36         1.20         1.08         0.96
Cash dividends per
common share (1)                             .278         .250         .218         .189         .168
Return on average common
equity                                      15.30%       14.51%       14.38%       14.75%       14.49%
Return on average
total assets                                 1.23%        1.21%        1.22%        1.25%        1.19%

(1) The computation of per share data gives retroactive recognition to a 10% stock dividend declared January 14, 1999; a 10% stock dividend declared January 20, 1998; a five-for-four stock split declared January 21, 1997; a 5% stock dividend declared January 22, 1996; a three-for-two stock split declared July 18, 1995; and a 5% stock dividend declared January 23, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABOUT OUR BUSINESS
   1st Source Corporation (1st Source) is an Indiana-based, bank holding company with $2.73 billion in total assets, $2.18 billion in total deposits, $1.88 billion in total loans, and $216.8 million in total shareholders' equity. 1st Source's principal subsidiary is 1st Source Bank with its main office in South Bend, Indiana. The assets of the bank account for 96% of the total consolidated assets of 1st Source.
   The bank offers a broad range of commercial banking, personal banking and trust services. As part of its commercial banking services, 1st Source also provides highly specialized financing services for automobile fleets in the rental and leasing industries; privately owned aircraft used by businesses and individuals; and heavy duty trucks and construction equipment.
   This section of the Annual Report provides a narrative discussion and analysis of 1st Source's financial condition and results of operations for the last three years. All tables, graphs, financial statements and notes to the consolidated financial statements should be considered an integral part of this analysis.
   Except for historical information contained herein, the matters discussed in this document, and other information contained in 1st Source's SEC filings, may express "forward-looking statements." Those statements may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors - including, but not limited to, changes in laws, regulations or generally accepted accounting principles; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; customers and vendors of critical systems or services failing to comply with Year 2000 programming issues; unforeseen changes in interest rates; unforeseen downturns in the local, regional or national economies - could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected.


                          AVERAGE ASSETS (In Millions)
                                     [GRAPH]

                    94        95        96        97        98
                 (1,547)   (1,687)   (1,895)   (2,198)   (2,551)

                             AVERAGE LOANS (In Millions)
                                      [GRAPH]

                    94        95        96        97        98
                 (1,067)   (1,172)   (1,348)   (1,611)   (1,854)

                             AVERAGE DEPOSITS (In Millions)
                                        [GRAPH]

                    94        95        96        97        98
                 (1,256)   (1,354)   (1,524)   (1,699)   (2,000)

                       AVERAGE SHAREHOLDERS' EQUITY (In Millions)
                                        [GRAPH]

                    94        95        96        97        98
                  (127)     (143)     (161)     (183)     (206)

RESULTS OF OPERATIONS
   Net income in 1998 was $31.5 million, up from $26.5 million in 1997 and $23.2 million in 1996. Diluted net income per common share was $1.62 in 1998, $1.36 in 1997 and $1.20 in 1996 after giving retroactive recognition to stock splits and stock dividends.
   Return on average total assets was 1.23% in 1998, compared to 1.21% in 1997 and 1.22% in 1996. Return on average common equity was 15.30% in 1998 versus 14.51% in 1997 and 14.38% in 1996.
   Net income in 1998 was favorably affected by strong noninterest income growth. By leveraging internal resources, 1st Source has been successful in generating additional noninterest income as a way to mitigate the competitive pressures on the interest margin. Offsetting the increase in noninterest income were expense increases in salaries, leased equipment depreciation and other expense.
   Dividends declared on common stock in 1998 amounted to $.278 per share, compared to $.250 in 1997 and $.218 in 1996. The level of earnings reinvested and dividend payouts are based on management's assessment of future growth opportunities and the level of capital necessary to support them.
   The quarterly results of operations for the years ended December 31, 1998 and 1997 are summarized below.

QUARTERLY RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

                                                                     Three Months Ended
                                                      March 31      June 30     Sept. 30      Dec. 31
                                                      --------      -------     --------      -------
                                                                               (Restated)   (Restated)
1998
Interest income                                       $ 47,892     $ 49,318     $ 49,355     $ 49,583
Net interest income                                     23,244       23,611       23,512       23,554
Provision for loan losses                                2,401        2,689        2,042        2,024
Investment securities and other
investment gains (losses)                                 (122)        (584)          --           94
Income before income taxes and
subsidiary trust distributions                          11,651       12,211       13,931       13,728
Net income                                               7,160        7,342        8,336        8,619
Diluted net income per common share (1)                    .36          .38          .43          .45

                                                                     Three Months Ended
                                                      March 31      June 30     Sept. 30      Dec. 31
                                                      --------      -------     --------      -------
1997
Interest income                                        $39,146      $42,758      $44,842      $46,570
Net interest income                                     19,671       21,675       22,092       22,554
Provision for loan losses                                1,229          479        2,130        2,214
Investment securities and other
investment gains (losses)                                  181         (484)          24         (183)
Income before income taxes and
subsidiary trust distributions                           9,360       10,224       11,033       12,002
Net income                                               6,066        6,441        6,638        7,344
Diluted net income per common share (1)                    .31          .33          .34          .38

(1) The computation of per share data gives retroactive recognition to a 10% stock dividend declared January 14, 1999.

BALANCE SHEET COMPOSITION AND MANAGEMENT
   Changes in interest income and interest expense are affected by the allocation of funds throughout the Statement of Financial Condition. The following sections discuss the sources from which 1st Source obtains funds and the manner in which management has chosen to invest these funds.

SOURCE OF FUNDS
   CORE DEPOSITS -- 1st Source's major source of investable funds is provided by stable core deposits consisting of all interest bearing and non-interest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 1998, average core deposits equaled 62.49% of average total assets, compared to 63.36% in 1997 and 68.32% in 1996. The effective cost rate of core deposits in 1998 was 3.94%, compared to 3.97% in 1997 and 3.98% in 1996.

   Average demand deposits (non-interest bearing core deposits) increased 19.02% in 1998, compared to an increase of 12.78% in 1997. They represented 15.73% of total core deposits in 1998 compared to 15.13% in 1997 and 14.43% in 1996.
   PURCHASED FUNDS -- 1st Source's purchased funds are used to supplement core deposits and include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, federal funds, securities sold under agreements to repurchase, commercial paper and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to balance the bank's interest rate sensitivity. During 1998, 1st Source's reliance on purchased funds increased to 25.44% of average total assets from 24.29% in 1997.
   LOAN SECURITIZATIONS -- 1st Source sells many of the aircraft and auto loans it originates through the issuance of securities backed by those loans in securitization transactions. In a securitization, 1st Source sells and transfers pools of loans to a qualified special purpose entity. The special purpose entity simultaneously sells and transfers its total interest in the loans to a trust, which issues beneficial interests in the loans in the form of securities which are sold through private placement transactions. The special purpose entity generally retains the right to receive any excess cash flows of the trust. 1st Source sold $346 million of loans in 1998 and $63 million of loans in 1997 in conjunction with aircraft and auto loan securitization transactions, and revolving agreements related to all current and previous years' securitizations.
   SHAREHOLDERS' EQUITY -- Management continues to emphasize profitable asset growth and retention of equity in the business. Average shareholders' equity equated to 8.06% of average total assets in 1998 compared to 8.30% in 1997. Shareholders' equity was 7.93% of total assets at year-end 1998, compared to 8.06% at year-end 1997.

INVESTMENT OF FUNDS
   INVESTMENT SECURITIES -- Investment securities at year-end 1998 increased 30.08% from 1997, following a 1.94% decrease from year-end 1996 to year-end 1997. The increase in 1998 is attributed to deposit growth. The decrease in 1997 was attributed to the sale of various securities used to fund a $20 million bank-owned life insurance program.
   LOANS -- Average loans, net of unearned discount, increased 15.06% in 1998, following a 19.49% increase in 1997. Loans, net of unearned discount, at December 31, 1998, were $1.88 billion and were 68.84% of total assets, compared to $1.80 billion or 74.30% of total assets at December 31, 1997.
   Commercial and agricultural lending outstandings, excluding those secured by real estate, increased 9.50% during 1998. 1st Source has experienced success in its market as customers seek professional personal service with local decision-making authority.
   Commercial loans secured by transportation and construction equipment at year-end 1998 decreased 2.68% from year-end 1997. The decrease is reflective of the $346 million of aircraft and auto loans sold through securitizations in 1998. Despite this, there were strong originations in construction equipment, auto rental franchises, aircraft and truck, and automobile leasing company financings.
   Real estate loans recorded growth of 11.05% during 1998. This increase was led by residential mortgage loans held for sale with an increase of 44.83%, followed by an increase of 9.89% in commercial real estate lending. Portfolio residential mortgage loans decreased 13.34% from 1997.
   Consumer loans grew a modest 6.90% in 1998.


MATURITIES OF INVESTMENT SECURITIES AT DECEMBER 31, 1998
(Dollars in thousands)

                    U.S. Treasury    States and Political      Other
                     and Agencies       Subdivisions         Securities             Total
                     ------------       ------------         ----------             -----
                    Amount  Yield       Amount  Yield       Amount  Yield       Amount  Yield
                    ------  -----       ------  -----       ------  -----       ------  -----
0 - 1  Year        $ 99,487  5.68%     $ 16,628  6.43%     $ 31,464  5.58%     $147,579  5.74%
1 - 5  Years        145,608  5.40        84,249  6.87        22,538  5.77       252,395  5.92
5 - 10  Years         3,582  5.95        44,411  8.13           254  7.01        48,247  7.96
Over 10  Years       35,650  6.01         9,185  6.58        46,643  6.32        91,478  6.23

Total              $284,327  5.58%     $154,473  7.17%     $100,899  5.96%     $539,699  6.11%

   Weighted average yields on tax-exempt obligations have been computed by adjusting tax-exempt income to a fully taxable equivalent basis, excluding the effect of the tax preference interest expense adjustment.

  LIQUIDITY  RISK  MANAGEMENT  --  The   Asset/Liability   management   process
incorporates overall bank liquidity and interest rate sensitivity. The purpose of liquidity management is to match the sources and use of funds to anticipated customer deposits, withdrawals and borrowing requirements, as well as to provide for the cash flow needs of 1st Source. The primary source of liquidity is the investment portfolio. At December 31, 1998, securities maturing in one year amounted to $147.6 million which represented 27.34% of the investment portfolio as compared to 23.59% at year-end 1997. Other alternative sources of funds are loan repayments and loan securitizations. The liquidity of 1st Source is further enhanced by a significant concentration of core deposits and $100,000-and-over certificates of deposit. Both provide a relatively stable funding base.
   INTEREST RATE RISK MANAGEMENT -- The Asset/Liability Management Committee of 1st Source monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense and interest margins to changes in market interest rates. In the normal course of business, 1st Source faces ongoing interest rate risks and uncertainties. 1st Source occasionally utilizes interest rate swaps to partially manage the primary market exposures associated with the interest rate risk related to underlying assets, liabilities, and anticipated transactions. Under the current interest rate swaps, 1st Source entered into agreements with another party to exchange, at specific intervals, the difference between fixed-rate and floating-rate interest amounts as calculated by reference to a notional amount as a means to convert floating rate loans to a fixed rate. The notional amounts total $26.9 million at December 31, 1998. The current positions are not leveraged and are not held for trading.
   A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. This analysis presents the hypothetical change in earnings of those rate sensitive financial instruments and interest rate swaps held by 1st Source (excluding Trustcorp Mortgage) at December 31, 1998. The aggregate hypothetical loss in pre-tax earnings is estimated to be $2,440,690 on an annualized basis on all rate sensitive financial instruments and the interest rate swaps based on a hypothetical increase of a 100 basis point change in interest rates. The aggregate hypothetical increase in pre-tax earnings is estimated to be $2,386,140 on an annualized basis on all rate sensitive financial instruments and the interest rate swaps based on a hypothetical decrease of a 100 basis point change in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
   Due to the nature of the mortgage banking business, 1st Source manages the earning assets and interest-bearing liabilities of Trustcorp Mortgage Company on a separate basis. The predominant assets on Trustcorp's balance sheet are mortgage loans held for sale, which are funded by short-term borrowings (normally less than 30 days) from non-affiliated banks. These borrowings are managed on a daily basis. Trustcorp's other borrowings for working capital and purchases of servicing assets are funded by 1st Source Corporation and non-affiliated banks.
   Trustcorp manages the interest rate risk related to loan commitments by entering into contracts for future delivery of loans. (See Note M of Notes to Consolidated Financial Statements.)

                COMPOSITION OF AVERAGE ASSETS (In millions)
                                   [GRAPH]

                                        94          95          96          97          98
                                                                                    (Restated)
Loans (net of unearned
 discount and loss reserve)          1,043.1     1,146.3     1,323.6     1,578.9     1,815.5
Investments                            368.2       396.2       411.9       434.1       489.3
Other earning assets                     1.0         1.4        12.3        25.0        47.4
Other assets                           134.7       142.7       147.4       160.3       198.7
Total                                1,547.0     1,686.6     1,895.2     2,198.3     2,550.9

                      COMPOSITION OF AVERAGE LIABILITIES
                    AND SHAREHOLDERS' EQUITY (In millions)
                                    [GRAPH]

                                        94          95          96          97          98
                                                                                    (Restated)
Noninterest bearing deposits           162.2       173.2       186.8       210.7       250.8
Interest bearing core deposits         967.1     1,034.3     1,108.0     1,182.2     1,343.3
Purchased funds & long-term debt       264.2       305.7       405.2       585.3       706.6
Other liabilities                       26.0        30.7        33.9        37.6        44.6
Shareholders' equity                   127.5       142.7       161.3       182.5       205.6
Total                                1,547.0     1,686.6     1,895.2     2,198.3     2,550.9


EARNING RESULTS
   Net interest income, the difference between income from earning assets and the interest cost of funding those assets, is 1st Source's primary source of earnings. Net interest income, on a fully taxable equivalent basis, increased 8.74% in 1998, following a 13.31% increase in 1997.
   Net interest margin, the ratio of net interest income to average earning assets, is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 4.16% in 1998 compared to 4.38% in 1997 and 4.48% in 1996. The interest margin has decreased the last two years due to competitive pricing pressures. In addition, 1st Source has relied more on purchased funds to meet loan demand.
   The yield on earning assets in 1998 was 8.52%, compared to 8.65% in 1997 and 8.64% in 1996. Average earning assets in 1998 increased 14.56%, following a 15.82% increase in 1997. The effective rate on interest bearing liabilities was 5.10% in 1998, compared to 5.04% for 1997 and 4.85% for 1996.
   NONINTEREST INCOME -- Supplementing the growth in net interest income was an increase in noninterest income of 46.56% over 1997. The factors influencing the growth were increased aircraft and auto loan securitization and servicing income, revenues generated from operating leases, and the origination and sale of mortgage loans and servicing. Noninterest income in 1997 increased 39.94% over 1996 primarily for the same reasons as in the current year.
   Trust fees in 1998 were $8.26 million, compared to $7.31 million in 1997 and $6.73 million in 1996. Trust fees increased 12.92% in 1998, following an 8.62% increase in 1997.
   Service charges on deposit accounts increased by 8.64% resulting in $5.84 million of income for 1998. The $5.38 million recorded in 1997 was an increase of 11.41% from the $4.83 million of service charges on deposit accounts generated in 1996.

   Loan servicing and sale income generated from 1st Source's aircraft and auto loan securitization and mortgage banking activities increased 64.51% to $15.85 million in 1998. The $9.64 million recorded in 1997 represented a 78.28% increase over 1996.
   1st Source recognized loan securitization gains of $1.98 million during 1998, compared to $800,000 during 1997. Other aircraft and auto loan securitization income, including servicing income, in 1998 was $7.32 million, compared to $3.76 million in 1997. Servicing income has increased as the result of additional loan sales. The outstanding servicing portfolio grew to $321 million at year-end 1998, compared to $111 million at the end of 1997.
   Gains  of  $4.86  million  were  recognized  on the  origination  and sale of mortgage loans and servicing in 1998, compared to gains of $3.38 million in 1997. In addition, net servicing fees on mortgages remained steady at $1.69 million for both 1998 and 1997. As of year-end 1998, Trustcorp Mortgage Company's mortgage servicing portfolio aggregates $1.87 billion, as compared to $1.30 billion one year ago.
   Equipment rental income generated from operating leases increased to $12.56 million in 1998, nearly an 81% increase over 1997. The $6.95 million recorded in 1997 was nearly a 154% increase over 1996. Revenues from operating leases for construction equipment, automobiles and other equipment, and the related depreciation on the equipment, have increased significantly in the past three years as 1st Source has focused on increasing this line of business.
   Other income increased 51.42% during 1998, following an increase of 23.44% in 1997. This growth in 1998 was generated primarily by an increase in mortgage loan fees as homeowners took advantage of lower interest rates to refinance their mortgages. In addition, increases were realized in insurance commissions, standby letter of credit fees and appreciation in cash surrender value of bank-owned life insurance (BOLI). The growth in 1997 was fueled by increases in cash surrender value of BOLI, mortgage underwriting fees and standby letter of credit fees.
   The 1998 and 1997 net losses recorded for investment securities and other represent, primarily, the write-offs of venture capital investments.
   NONINTEREST EXPENSE -- During 1998, 1st Source experienced an increase in noninterest expense of 17.16% primarily attributed to costs to attract and retain quality people. In addition, the depreciation on our growing operating lease portfolio and professional consulting expenses contributed to the overall increase in operating expenses. Cost control across all business units and better utilization of resources continues to be a major focus at 1st Source. The increase in noninterest expense during 1997 of 20.38% was primarily due to the branch expansion, salaries, operating lease depreciation and additional provisions needed for our stock incentive reserves.
   Salaries and employee benefits comprised approximately 55% of total noninterest expense in 1998 compared to 57% in 1997. Salaries and employee benefits increased 13.20% in 1998, following a 15.80% increase in 1997. Salaries and wages increased 15.61% in 1998 and 12.73% in 1997. The number of full-time equivalent employees stood at 1,036 at the end of 1998, compared to 966 and 895 at the end of 1997 and 1996, respectively. Employee benefits increased 5.34% in 1998, following a 27.07% increase in 1997. The smaller increase in employee benefits was primarily the result of additional provisions made during 1997 to fund the stock incentive reserves due to the significant 63% increase in the market price of 1st Source common stock during that period. Group insurance expense increased 20.01% in 1998, following a 9.86% decrease in 1997.
   Occupancy expense in 1998 increased 9.26% from 1997, following a 3.22% decrease in 1997. The increase in occupancy expense in 1998 is primarily due to the full year impact of the previous year's branch expansion. The reduction in occupancy expense in 1997 is attributed to greater tenant occupancy of our head-quarters building.

SELECTED STATISTICAL INFORMATION
Distribution of Assets, Liabilities and Shareholders' Equity
Interest Rates and Interest Differential
(Dollars in thousands)

Year ended December 31,                                                   1998
                                                                        Interest
                                                       Average           Income/       Yield/
ASSETS                                                 Balance           Expense        Rate
                                                       -------           -------       ------
                                                    (Restated)
     Investment securities:
         Taxable                                    $  294,632           $17,419        5.91%
         Tax exempt (1)                                150,678            11,327        7.52
     Net loans (2 & 3)                               1,853,537           168,664        9.10
     Other investments                                  45,708             2,348        5.14
Total earning assets                                 2,344,555           199,758        8.52
     Cash and due from banks                            86,452
     Reserve for loan losses                           (38,050)
     Other assets                                      157,968
Total                                               $2,550,925

LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest bearing deposits                      $1,748,759            86,264        4.93
     Short-term borrowings                             243,431            15,034        6.18
     Long-term debt                                     13,036               929        7.13
Total interest bearing liabilities                   2,005,226           102,227        5.10
     Noninterest bearing deposits                      250,755
     Other liabilities                                  89,343
     Shareholders' equity                              205,601
Total                                               $2,550,925

Net interest income                                                    $  97,531
Net yield on earning assets
on a taxable equivalent basis                                                           4.16%

(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $3,408 in 1998, $3,536 in 1997 and $3,635 in 1996.
(2) Loan income includes fees on loans of $4,889 in 1998, $4,097 in 1997 and $3,136 in 1996. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $202 in 1998, $162 in 1997 and $131 in 1996.
(3) For purposes of this computation, nonaccruing loans are included in the daily average loan balance outstanding.


                                         1997                                       1996
                                     Interest                                   Interest
                    Average           Income/        Yield/     Average          Income/         Yield/
                    Balance           Expense        Rate       Balance          Expense         Rate
                    -------           -------        -----      -------          -------         -----

                $   272,400         $  16,638        6.11%   $  254,033        $  15,337         6.04%
                    151,686            11,723        7.73       146,176           11,787         8.06
                  1,610,889           148,061        9.19     1,348,089          124,467         9.23
                     11,662               592        5.09        18,757              995         5.30
                  2,046,637           177,014        8.65     1,767,055          152,586         8.64
                     73,246                                      75,378
                    (31,966)                                    (28,482)
                    110,383                                      81,263
                 $2,198,300                                  $1,895,214

                 $1,488,287            73,150        4.92    $1,337,345           64,214         4.80
                    227,757            13,014        5.71       156,003            7,843         5.03
                     16,527             1,160        7.02        19,876            1,372         6.90
                  1,732,571            87,324        5.04     1,513,224           73,429         4.85
                    210,686                                     186,804
                     72,500                                      33,862
                    182,543                                     161,324
                 $2,198,300                                  $1,895,214

                                    $  89,690                                  $  79,157

                                                     4.38%                                        4.48%

   Furniture and equipment expense increased in 1998 by 7.15%, following a 15.07% increase in 1997. The increase in 1997 is attributed to depreciation on new furniture and equipment.
     Depreciation on operating leases increased 80% in 1998, following a 176% increase in 1997 due to the increased volume of operating leases.
     Business development and marketing expense increased 2.98% in 1998, following an increase of 33.78% in 1997. Contributions to the 1st Source Foundation declined in 1998 compared to 1997.
   An increase of 17.72% occurred in other expenses during 1998, compared to a 19.56% increase in 1997. During 1998, the majority of the increase in other expenses was in professional consulting. The increase in professional consulting expenses was attributed to loan securitization activity and costs in upgrading various computer systems for Year 2000 (Y2K) compliance. During 1997, 1st Source experienced increases in employee acquisition and training, communications, professional consulting and collection and repossession expenses.
   YEAR 2000 -- The Y2K issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits (e.g., 98 for 1998). Systems using this two-digit approach may not be able to determine whether "00" represents the Year 2000 or 1900. The problem, if not corrected, may make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.
   In 1997, a comprehensive project plan to address the Y2K issue as it relates to 1st Source's operations was developed, approved by the Board of Directors and implemented. The scope of the plan has five phases comprising Awareness, Assessment, Renovation, Validation and Implementation as defined by federal banking regulatory agencies. Two project teams were assigned. The first consisted of key members of the technology staff, representatives of functional business units and senior management. The second primarily consisted of lenders and credit personnel. The first team assessed our systems and equipment and vendors to ascertain their readiness and to develop the overall plan to bring our systems into compliance. The second team assessed the readiness of our customers and determined what risk, if any, our key customers pose to the bank with regards to their Y2K readiness. Additionally, the duties of the Senior Vice President of Operations were realigned to allow him to serve as the Year 2000 Project Manager.
   The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, 1st Source has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.
   1st Source relies on third-party vendors and service providers for much of its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1997 to assess the Y2K readiness of their products and services.
Their progress in meeting their targeted schedules is being monitored continually for any indication that they may not be able to address the problems in time. Thus far, responses indicate that all of the significant providers currently have compliant versions available or are well into the renovation and testing phases. However, 1st Source can give no guarantee that the systems of these service providers and vendors on which 1st Source's systems rely will be timely renovated.

   Additionally, 1st Source has implemented a plan to manage the potential risk posed by the impact of the Y2K issue on its major borrowing customers. Formal communications have been initiated, and the assessment was substantially complete on December 31, 1998. Loan losses attributed to the Y2K issue are not anticipated to be material to 1st Source. However, there can be no guarantee that any loss incurred will be immaterial.
     1st Source's total cost for the Y2K project is estimated to be between $900,000 and $1,700,000. The total amount expended on the project through December 31, 1998, was $630,000 of which approximately $610,000 related to the cost to repair or replace software. Approximately $9,000 was related to the cost of replacing equipment and approximately $11,000 was related to miscellaneous items such as training for employees and communications with customers.
   Funds have been provided from our normal operating budget and costs are expensed as they are incurred.
   The total cost to 1st Source of these Year 2000 readiness activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.
   The project teams feels that 1st Source's Y2K readiness project is on schedule. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.

                   TARGET DATES FOR MISSION CRITICAL SYSTEMS
Project Phase            %Completed Date        Projected Completion
-------------            ---------------        --------------------
Awareness                      100%                     --
Assessment                     100%                     --
Renovation                     97%                March 31, 1999
Validation                     79%                March 31, 1999
Implementation                 70%                 June 30, 1999

   No specific other projects have been deferred due to this project. Much of the work done within this project is an acceleration of work that would have been done in the normal course of business.
   The costs and timetable in which 1st Source plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-party plans and other factors. 1st Source can make no guarantee that these estimates will be achieved and actual results could differ from such plans.
   Based upon current information related to the progress of its major vendors and service providers, management has determined that the Y2K issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which 1st Source's systems rely. However, 1st Source can give no guarantee that the systems of these suppliers will be renovated in a timely manner.
   Realizing that some disruption may occur despite its best efforts, 1st Source is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, 1st Source expects to have the plans substantially documented by June 30, 1999.
   INCOME TAXES -- Federal income taxes were $13.50 million and $10.79 million, prior to the tax benefit of $1,196,000 and $936,000 relating to the distribution on preferred securities of subsidiary trusts for 1998 and 1997, respectively. After this benefit, 1998 federal income taxes were $12.30 million, or 28.11% of income after state taxes, compared to $9.86 million or 27.12% in 1997 and $9.13 million or 28.24% in 1996. The higher percentage of federal income taxes in 1998 is the result of less tax-exempt income. A settlement with the Internal Revenue Service was reached during 1997 over a dispute arising from the 1983 purchase of the First National Bank of Mishawaka relating to deduction of core deposit intangibles. Interest of $955,000 related to the settlement was paid to the IRS in 1998. State income taxes were $4.34 million and $3.60 million in 1998 and 1997, respectively, prior to the tax benefit of $318,000 and $248,000 relating to the distribution on preferred securities of subsidiary trusts for 1998 and 1997, respectively. After this benefit, 1998 state income taxes were $4.02 million, compared to $3.35 million in 1997 and $3.27 million in 1996.

CREDIT EXPERIENCE
   PROVISION FOR LOAN LOSSES -- The ability of a bank to identify and assess the risk factors affecting its loan portfolio is crucial for profitability. Management follows a credit policy that balances the risk and return on loans and monitors potential credit problems to ensure that they are adequately managed and reserved.
   The provision made to the reserve for loan losses is determined by management based on the risk factors and general economic conditions affecting the loan portfolio, including changes to the portfolio mix and past loan loss experience. The provision for loan losses for 1998 was $9.16 million, compared to $6.05 million in 1997 and $4.65 million in 1996. Net charge-offs of $3.65 million, $144,000, and $1.78 million were recorded in 1998, 1997 and 1996, respectively.
   The reserve for loan losses at December 31, 1998 totaled $38.63 million and was 2.05% of loans, compared to $35.42 million or 1.97% of loans at December 31, 1997, and $29.52 million or 2.03% of loans at December 31, 1996. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of December 31, 1998.
   NONPERFORMING ASSETS -- 1st Source's policy is to discontinue the accrual of interest on loans on which principal or interest is past due and remains unpaid for 90 days or more, unless the loan is well collateralized and in the process of collection. Nonperforming assets amounted to $10.57 million at December 31, 1998, compared to $11.44 million at December 31, 1997 and $7.77 million at December 31, 1996. Impaired loans totaled $13.30 million, $9.39 million and $8.13 million at December 31, 1998, 1997 and 1996, respectively.

NONPERFORMING ASSETS AT DECEMBER 31
(Dollars in thousands)

                                       1998          1997         1996         1995         1994
Loans past due over 90 days          $   275       $   730       $  557       $  274       $  477
Nonaccrual loans                       9,266        10,030        6,678        4,893        3,314
Restructured loans                         -             -            -            -          133
TOTAL NONPERFORMING LOANS              9,541        10,760        7,235        5,167        3,924
Other real estate                        424           335          445        1,359          763
Other assets                             606           341           93           58           13
TOTAL NONPERFORMING ASSETS           $10,571       $11,436       $7,773       $6,584       $4,700

Nonperforming assets to loans,
net of unearned discount                 .56%          .64%         .54%         .52%         .43%


CAPITAL RESOURCES
   1st Source manages its capital resources to serve its customers, protect its depositors, support growth and provide a fair return to shareholders. As of December 31, 1998, there were 1,137 holders of record of 1st Source common stock.
   1st Source's leverage capital ratio decreased from 9.98% at December 31, 1997, to 9.51% at December 31, 1998.

   1st Source's common stock is traded on the Nasdaq Stock Market under the National Market symbol "SRCE." High and low stock prices and cash dividends paid for the last two years by quarter were:


                        1998 Sales Price      Cash            1997 Sales Price      Cash
                                            Dividends                             Dividends
Common Stock Prices     High        Low       Paid            High        Low       Paid
-------------------     ----        ---       ----            ----        ---       ----
Quarter Ended:
March 31              $33 3/4     $25 1/4     $.066         $20 1/4     $15 3/4     $.060
June 30                36 3/4      30 3/4      .066          22 3/4      17 3/4      .062
September 30           36          27 1/2      .073          23 1/2      21 1/4      .062
December 31            32          25 3/4      .073          27 1/2      22 1/4      .066

The above information gives retroactive recognition to a 10% stock dividend declared January 14, 1999; and a 10% stock dividend declared January 20, 1998. At December 31, 1998, the total market capitalization of 1st Source was approximately $575 million.


                 Leverage Capital Ratio (As a Percent)
                              [GRAPH]

         94         95          96          97          98
       (8.33)     (8.44)      (8.48)      (9.98)      (9.51)

                Common Stock Price Range (In Dollars)
                              [GRAPH]

                                               1997                                            1998
                     1st        2nd        3rd        4th           1st        2nd        3rd        4th
                   -----------------------------------------      -----------------------------------------
High                20 1/4     22 3/4     23 1/2     27 1/2        33 3/4     36 3/4     36         32
Low                 15 3/4     17 3/4     21 1/4     22 1/4        25 1/4     30 3/4     27 1/2     25 3/4
Quarter Ending      19         22         23         26 1/4        33         32 1/2     29 1/4     30 1/2

                    Book Value Per Common Share *
                              [GRAPH]

          94          95         96         97         98
        (6.80)      (8.10)     (9.11)     (10.24)    (11.48)

* Book value is not necessarily indicative of the value of 1st Source common stock.


                   Cash Dividends Per Common Share
                              [GRAPH]

          94        95          96          97          98
        (.168)    (.189)      (.218)      (.250)      (.278)


   EFFECTS OF INFLATION -- The results of operations can also be affected by inflation, although it is difficult to measure the precise impact on the various types of income and expense. Interest rates, in particular, are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincide with changes in the consumer price index nor other measures of inflation. Additionally, increases in interest rates, such as those on consumer deposits, lag behind increases in overall rates. This, in turn, affects the composition of sources of funds by reducing core deposit growth and increasing the need for purchased funds. Another significant effect of inflation is on noninterest expenses, which tend to rise during periods of general inflation.

ITEM 8.       FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                 December 31
                                                                 -----------
                                                              1998        1997
                                                           (Restated)
                                                           ----------     ----
                                                          (Dollars in thousands)
ASSETS
Cash and due from banks ..............................   $  132,514   $   90,864
Federal funds sold and
     interest bearing deposits with other banks ......       41,951       11,677
Investment securities, available-for-sale
     (amortized cost of $440,147 and
     $298,439 at December 31, 1998 and
     1997, respectively) .............................      443,691      299,933
Investment securities, held-to-maturity
     (fair value of $99,734 and $119,369
     at December 31, 1998 and 1997,
     respectively) ...................................       96,008      114,975
Loans, net of unearned discount:
     Commercial and agricultural loans ...............      399,013      364,391
     Commercial loans secured by transportation
         and construction equipment ..................      732,488      752,677
     Loans secured by real estate ....................      630,915      568,136
     Consumer loans ..................................      119,280      111,577
Total Loans ..........................................    1,881,696    1,796,781
     Less, Reserve for loan losses ...................       38,629       35,424
Net Loans ............................................    1,843,067    1,761,357
Equipment owned under operating leases, net of
     accumulated depreciation of $12,997 and $7,260
     at December 31, 1998 and 1997, respectively .....       54,170       32,046
Premises and equipment:
     Land ............................................        4,130        4,123
     Buildings and improvements ......................       28,948       25,868
     Furniture and equipment .........................       21,996       23,750
     Construction in progress ........................        1,322          555
Total Premises and Equipment .........................       56,396       54,296
     Less, Accumulated depreciation ..................       25,169       23,514
Net Premises and Equipment ...........................       31,227       30,782
Other assets .........................................       90,964       76,520
Total Assets .........................................   $2,733,592   $2,418,154

LIABILITIES
Deposits:
     Noninterest bearing ..........................     $  294,810   $  274,906
     Interest bearing .............................      1,882,297    1,616,885
Total Deposits ....................................      2,177,107    1,891,791
Short-term borrowings:
     Federal funds purchased and securities
     sold under agreements to repurchase ..........        159,478      117,987
     Other ........................................         82,681      117,019
Total Short-Term Borrowings .......................        242,159      235,006
Other liabilities .................................         39,594       34,998
Long-term debt ....................................         13,189       16,656
Total Liabilities .................................      2,472,049    2,178,451
Commitments and contingencies (Notes L, M and P)
Guaranteed preferred beneficial interests
in the Company's subordinated debentures ..........         44,750       44,750

SHAREHOLDERS' EQUITY Common stock; no par value:
    Authorized 40,000,000 shares; issued 17,756,636
    shares in 1998 and 16,147,791 shares in 1997,
    less unearned shares ..........................          6,270        5,700
Capital surplus ...................................        121,456       69,947
Retained earnings .................................         98,300      124,394
Cost of common stock in treasury (1998 -- 465,405
shares and 1997 -- 289,627 shares) ................        (12,723)      (6,978)
Net unrealized appreciation
of securities available-for-sale ..................          3,490        1,890
Total Shareholders' Equity ........................        216,793      194,953
Total Liabilities and Shareholders' Equity ........     $2,733,592   $2,418,154

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries

                                                                      Year Ended December 31
                                                                      ----------------------
                                                            1998              1997             1996
                                                         (Restated)
                                                         ----------           ----             ----
                                                        (Dollars in thousands, except per share data)
Interest income:
     Loans ..........................................     $168,462          $147,899         $124,553
     Investment securities, taxable .................       17,419            16,638           15,121
     Investment securities, tax-exempt ..............        7,919             8,187            8,152
       Total Investment Securities ..................       25,338            24,825           23,273
     Other ..........................................        2,348               592              994
Total Interest Income ...............................      196,148           173,316          148,820
Interest expense:
     Deposits .......................................       86,264            73,150           64,214
     Short-term borrowings ..........................       15,034            13,014            7,843
     Long-term debt .................................          929             1,160            1,372
Total Interest Expense ..............................      102,227            87,324           73,429
Net Interest Income .................................       93,921            85,992           75,391
Provision for loan losses ...........................        9,156             6,052            4,649
Net Interest Income After Provision for Loan Losses .       84,765            79,940           70,742
Noninterest income:
     Trust fees .....................................        8,257             7,312            6,732
     Service charges on deposit accounts ............        5,845             5,380            4,829
     Loan servicing and sale income .................       15,852             9,636            5,405
     Equipment rental income ........................       12,557             6,950            2,741
     Other income ...................................       10,357             6,840            5,541
     Investment securities and other investment
     gains (losses) .................................         (612)             (462)             231
Total Noninterest Income ............................       52,256            35,656           25,479
Noninterest expense:
     Salaries and employee benefits .................       47,265            41,755           36,058
     Net occupancy expense ..........................        4,966             4,545            4,696
     Furniture and equipment expense ................        7,241             6,758            5,873
     Depreciation - leased equipment ................        8,941             4,971            1,800
     Business development and marketing expense .....        3,564             3,461            2,587
     Other expense ..................................       13,523            11,487            9,608
Total Noninterest Expense ...........................       85,500            72,977           60,622
Income Before Income Taxes and Subsidiary
     Trust Distributions ............................       51,521            42,619           35,599
Income taxes ........................................       17,843            14,392           12,396
Distribution on preferred securities of subsidiary trusts,
net of income tax benefit of $1,514 in 1998 and
$1,184 in 1997 ......................................        2,221             1,738                -
Net Income ..........................................      $31,457           $26,489          $23,203

Basic Net Income Per Common Share ...................       $ 1.66             $1.40            $1.23

Diluted Net Income Per Common Share .................        $1.62             $1.36            $1.20

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
1st Source Corporation and Subsidiaries

                                                                                                           Net
                                                                                                        Unrealized
                                                                                          Cost of      Appreciation
                                                                                          Common      of Securities
                                                       Common     Capital      Retained    Stock        Available-
                                            Total       Stock     Surplus      Earnings   in Treasury    For-Sale
                                            -----       -----     -------      --------   -----------  ------------
                                         (Restated)         (Dollars in thousands, except per share data)

Balance at January 1, 1996 ...........   $ 152,601    $   5,429   $  56,337   $  96,952    $  (6,497)   $     380
Comprehensive income,
         net of tax:
     Net income ......................      23,203         --          --        23,203         --           --
         Change in unrealized
         appreciation of
         available-for-sale securities
         (net of $52 income tax) .....          77         --          --          --           --             77
Total comprehensive income ...........      23,280
Cost of 67,267 shares of com-
mon stock acquired for treasury ......      (1,488)        --          --          --         (1,488)        --
Cash dividends ($.218
     per share) ......................      (4,123)        --          --        (4,123)        --           --
5% common stock dividend
($11 cash paid in lieu of
fractional shares) ...................         (11)         271      13,610     (13,892)        --           --
Other ................................       1,574         --          --           259        1,315         --
Balance at
December 31, 1996 ....................     171,833        5,700      69,947     102,399       (6,670)         457
Comprehensive income, net of tax:
     Net income ......................      26,489         --          --        26,489         --           --
         Change in unrealized
         appreciation of
         available-for-sale securities
         (net of $977
         income tax) .................       1,433         --          --          --           --          1,433
Total comprehensive income ...........      27,922
Cost of 179,025 shares of com-
mon stock acquired for
treasury .............................      (5,023)        --          --          --         (5,023)        --
Cash dividends
($.250 per share) ....................      (4,723)        --          --        (4,723)        --           --
Five-for-four common stock split
($8 cash paid in lieu of
fractional shares) ...................          (8)        --          --            (8)        --           --
Other ................................       4,952         --          --           237        4,715         --
Balance at
December 31, 1997 ....................     194,953        5,700      69,947     124,394       (6,978)       1,890
Comprehensive income, net of tax:
     Net income ......................      31,457         --          --        31,457         --           --
         Change in unrealized
         appreciation of
         available-for-sale
         securities (net of
         $751 income tax) ............       1,600         --          --          --           --          1,600
Total comprehensive income ...........      33,057
Cost of 231,440 shares of com-
mon stock acquired
for treasury .........................      (7,116)        --          --          --         (7,116)        --
Cash dividends
($.278 per share) ....................      (5,296)        --          --        (5,296)        --           --
10% common stock dividend
($13 cash paid in lieu
of fractional shares) ................         (13)         570      51,509     (52,092)        --           --
Other ................................       1,208         --          --          (163)       1,371         --
Balance at
December 31, 1998 ....................   $ 216,793    $   6,270   $ 121,456   $  98,300    $ (12,723)   $   3,490

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries

                                                                       Year Ended December 31
                                                                  1998           1997           1996
                                                               (Restated)
                                                               ----------        ----           ----
                                                                        (Dollars in thousands)
Operating Activities:
     Net income                                                 $31,457        $26,489        $23,203
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                9,156          6,052          4,649
         Depreciation of premises and equipment                  12,638          8,372          4,363
         Amortization of investment security pre-
         miums and accretion of discounts, net                    1,039            817            739
         Deferred income taxes                                    8,133          4,839         (1,147)
         Realized investment securities (gains) losses              612            462           (231)
         Realized (gains) on securitized loans                   (1,984)          (800)             -
         Increase in interest receivable                           (787)        (1,836)          (573)
         Increase in interest payable                             2,023          3,660            120
         Other                                                      348         (3,303)        (5,818)
Net Cash Provided by Operating Activities                        62,635         44,752         25,305
Investing Activities:
     Proceeds from sales and maturities of investment
         securities                                             249,012        159,564        116,813
     Purchase of investment securities                         (373,404)      (144,491)      (144,286)
     Net (increase) decrease in short-term investments          (30,274)       (11,077)         2,346
     Loans sold or participated to others                       377,608        154,609        156,727
     Net increase in loans made to customers
     and principal collections on loans                        (468,670)      (495,632)      (355,104)
     Net increase in leased assets                              (23,069)       (16,585)        (4,984)
     Funding of bank-owned life insurance policies                    -        (20,000)             -
     Purchase of premises and equipment                          (3,795)        (4,455)        (6,646)
     Increase in servicing assets                               (15,708)        (1,408)          (251)
     Other                                                       (9,288)       (13,014)        (2,115)
Net Cash Used in Investing Activities                          (297,588)      (392,489)      (237,500)
Financing Activities:
     Net increase in demand deposits,
         NOW accounts and savings accounts                      311,160         46,384         57,688
     Net increase (decrease) in certificates of deposit         (25,844)       211,429        134,540
     Net increase in short-term borrowings                        7,153         10,143         71,884
     Proceeds from issuance of long-term debt                       747          1,559            123
     Payments on long-term debt                                  (4,214)        (3,499)        (3,346)
     Proceeds from issuance of cumulative trust
         preferred securities                                         -         44,750              -
     Acquisition of treasury stock                               (7,116)        (5,023)        (1,488)
     Cash dividends                                              (5,296)        (4,723)        (4,123)
     Other                                                           13             (7)           (12)
Net Cash Provided by Financing Activities                       276,603        301,013        255,266
Increase (Decrease) in Cash and Cash Equivalents                 41,650        (46,724)        43,071
Cash and cash equivalents, beginning of year                     90,864        137,588         94,517
Cash and Cash Equivalents, End of Year                         $132,514        $90,864       $137,588

The accompanying notes are a part of the consolidated financial statements.

Notes to Consolidated Financial Statements
1st Source Corporation and Subsidiaries


NOTE A -- ACCOUNTING POLICIES
   The principal line of business of 1st Source Corporation ("1st Source") and subsidiaries is banking and closely related activities. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.
   PRINCIPLES OF CONSOLIDATION -- The financial statements consolidate 1st Source and its subsidiaries (principally 1st Source Bank and Trustcorp Mortgage Company). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note Q, investments in subsidiaries are carried at 1st Source's equity in the underlying net assets.
   USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL   STATEMENTS  --  The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
   INVESTMENT SECURITIES -- Securities that may be sold as part of 1st Source's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities available- for-sale are reported net of related deferred income taxes as a separate component of shareholders' equity and the change in such items is a component of comprehensive income. Securities that 1st Source has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. There were no trading securities at December 31, 1998 or 1997. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.
   LOANS -- Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for-sale are carried at the lower of cost or market determined on an aggregate basis. Included in real estate loans are loans held for sale totaling $188.2 million and $130.0 million at December 31, 1998 and 1997, respectively.
   SECURITIZED ASSETS -- The guidelines set forth in Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are followed when accounting for securitizations. When 1st Source sells loans in securitizations, it retains servicing rights and interest-only strips. The interest-only strips are capitalized as retained interests in the securitized assets. Gain or loss on sale of the loans depends in part on the previous carrying amount of all retained interests, allocated in proportion to their fair value. 1st Source generally estimates fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved and regularly reviews all assets for impairment. In conjunction with its securitization activities, 1st Source sold $346 million of aircraft and auto loans in 1998 resulting in a restated gain of $1.98 million. See Note R for further discussion on securitized loans.

   Approximately $83,000 of cash and $9.1 million of other assets shown on the December 31, 1998 consolidated statement of financial condition are assets of 1st Source Funding Corporation ("Funding"), a special-purpose entity of 1st Source Bank, and represent Funding's beneficial (i.e. residual) interests in certain assets of the 1st Source Master Trust in accordance with 1st Source's loan securitization transactions. Funding was established in 1998 as a qualified special-purpose entity for purposes of SFAS No. 125 and has been structured to be bankruptcy-remote from 1st Source and its other affiliates.
   MORTGAGE SERVICING RIGHTS -- The costs of purchasing the rights to service mortgage loans originated by others are deferred and amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of mortgage servicing rights are recognized as non-interest income in the period in which such rights are sold on a servicing released basis.
   SFAS No. 125 also requires companies that intend to sell originated or purchased loans and retain the related servicing rights, to allocate a portion of the total costs of the loans to servicing rights, based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount and prepayment rates. As of December 31, 1998, and 1997, $20.3 million and $11.0 million, respectively, of mortgage servicing rights have been capitalized. As of these dates, the servicing rights had a fair value of $35.7 million and $21.0 million respectively.
   Mortgage servicing rights are being amortized using a method which approximates the effective yield method and for the years ended December 31, 1998, 1997 and 1996, $4.09 million, $2.72 million and $2.68 million of amortization expense has been recognized.
   SFAS No. 125 also requires 1st Source to assess its capitalized servicing rights for impairment based on their current fair value. 1st Source disaggregates its servicing portfolio based on loan type and interest rate, the predominant risk characteristics of the underlying loans. There were no valuation allowances associated with capitalized mortgage servicing rights at December 31, 1998 and 1997.
   REVENUE RECOGNITION -- Interest on loans is included in interest income on the accrual method over the terms of the loans based upon principal balances outstanding.
   The  accrual  of  interest  on  loans  is  discontinued  when a loan  becomes contractually delinquent for 90 days, except for installment loans where payments are being received regularly and mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the reserve for loan losses. Management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest.
   Certain loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized to interest income generally over the contractual life of the related loan or commitment.
   RESERVE FOR LOAN LOSSES -- A loan is considered impaired, based on current information and events, if it is probable that 1st Source will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
   The provision for loan losses charged to expense is based upon the actual net loan losses incurred as determined by credit loss experience, the evaluation of potential losses in the portfolio and the evaluation of impaired loans. Loans are charged against the reserve for loan losses when deemed uncollectible.
   PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed generally by the straight-line method, primarily with useful lives of 5, 7, 15 and 31H years.
   LEASED ASSETS -- 1st Source finances various types of equipment and automobiles under leases principally classified as operating leases. These assets are being depreciated on a straight-line method over the life of the lease.
   TRUST FEES -- Trust fees are recognized on the accrual basis.
   INCOME TAXES -- Deferred income taxes are determined under the liability method. The net deferred tax assets are comprised of the tax effect of net temporary differences related principally to differing methods of accounting for loan losses offset by differing methods of accounting for depreciation on premises and leased equipment and amortization of purchased mortgage servicing rights.
   NET INCOME PER COMMON SHARE -- Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding which were as follows (in thousands): 1998, 18,995; 1997, 18,935; and 1996, 18,893. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. The weighted average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 1998, 19,371; 1997, 19,543; and 1996, 19,357.
   The computations of the weighted average number of common shares used for the determination of both basic and diluted earnings per share give retroactive recognition to a 10% stock dividend declared January 14, 1999, payable February 12, 1999, to shareholders of record on February 4, 1999.
   FUNDS HELD IN TRUST FOR INVESTORS AND MORTGAGORS -- As of December 31, 1998 and 1997, serviced loans which were owned by investors aggregated $1.87 billion and $1.30 billion, respectively. Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, aggregated approximately $50.8 million and $23.0 million at December 31, 1998 and December 31, 1997, respectively.
   CASH FLOW INFORMATION -- For purposes of the consolidated and parent company only statements of cash flows, 1st Source considers cash and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 1998, 1997 and 1996, for interest and for income taxes was $100.2 million and $7.8 million, $83.7 million and $10.7 million, and $73.3 million and $14.9 million, respectively.
   OFF-BALANCE SHEET FINANCIAL INVESTMENTS -- 1st Source enters into interest rate swap agreements as part of its interest rate risk management strategies. These instruments are accounted for under the accrual basis of accounting, whereby the income or expense is recorded as a component of interest income. If a swap is terminated, the resulting gain or loss is deferred and amortized over the remaining life of the off-balance sheet investment product.
   RECENT ACCOUNTING PRONOUNCEMENTS -- 1st Source has adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. The only component of comprehensive income not included in 1st Source's net income is unrealized gains or losses on available-for-sale investment securities, net of related income taxes. Prior year financial statements have been restated in order to conform to the requirements of SFAS No. 130.
   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information." This Statement changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. Companies are now required to report financial and descriptive information about the company's operating segments. 1st Source's principal business is banking, and management has not separately organized the business beyond commercial banking and mortgage banking. Its wholly owned mortgage subsidiary, Trustcorp Mortgage Company, constitutes a segment by definition of SFAS No. 131, however, it does not meet the quantitative thresholds for separate disclosure as set forth by this Statement. Trustcorp Mortgage Company's revenue is less than 10 percent of consolidated revenue, the absolute amount of its reported income is less than 10 percent of the absolute amount of the consolidated net income of 1st Source, and, finally, its assets are less than 10 percent of consolidated assets.
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for 1st Source). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. 1st Source anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on 1st Source's results of operations or its financial position.
   RECLASSIFICATIONS -- Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

NOTE B -- FAIR VALUES OF FINANCIAL INSTRUMENTS
   The fair values of 1st Source's financial instruments as of December 31, 1998 and 1997, are summarized in the following table.
   The following methods and assumptions were used by 1st Source in estimating the fair value of its financial instruments:
   CASH AND CASH EQUIVALENTS -- The carrying values reported in the consolidated statements of financial condition for cash and due from banks, federal funds sold and interest bearing deposits with other banks approximate their fair values.
   INVESTMENT SECURITIES -- Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable investments.
   LOANS -- For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain real estate loans (e.g., one-to-four single family residential mortgage loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
   DEPOSITS -- The fair values for all deposits other than time deposits are equal to the amounts payable on demand (the carrying value). Fair values of variable rate time deposits are equal to their carrying values. Fair values for fixed rate time deposits are estimated using discounted cash flow analyses using interest rates currently being offered for deposits with similar remaining maturities.
   SHORT-TERM BORROWINGs -- The carrying values of federal funds purchased, securities sold under repurchase agreements and other short-term borrowings approximate their fair values.
   LONG-TERM DEBT -- The fair values of 1st Source's long-term debt are estimated using discounted cash flow analyses, based on 1st Source's current estimated incremental borrowing rates for similar types of borrowing arrangements.
   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S SUBORDINATED DEBENTURES (CUMULATIVE TRUST PREFERRED SECURITIES) -- Fair values are based on quoted market prices.
   GUARANTEES AND LOAN COMMITMENTS -- Contract and fair values for certain of 1st Source's off-balance-sheet financial instruments (guarantees and loan commitments) are estimated based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.
   INTEREST RATE SWAPS -- Fair values for interest rate swaps are based on the net amount necessary to currently settle the transaction.
   LIMITATIONS -- Fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of 1st Source's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other such factors.
   These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, 1st Source has a substantial annual trust net fee income. The trust business is not considered a financial instrument and its value has not been incorporated into the fair value estimates.
   Other significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, premises and equipment and other assets. In addition, for investment and mortgage-backed securities, the income tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates. Also, the fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

                                                    Carrying                  Carrying
                                                   or Contract      Fair     or Contract      Fair
                                                      Value        Value        Value        Value
                                                      -----        -----        -----        -----
                                                             1998                      1997
                                                                  (Dollars in thousands)
Assets:                                             (Restated)
Cash and due from banks                             $  132,514   $  132,514   $   90,864   $   90,864
Federal funds sold and
interest bearing deposits with other banks              41,951       41,951       11,677       11,677
Investment securities, available-for-sale              443,691      443,691      299,933      299,933
Investment securities, held-to-maturity                 96,008       99,734      114,975      119,369
Loans, net of reserve for loan losses                1,843,067    1,905,335    1,761,357    1,788,005
Liabilities:
Deposits                                             2,177,107    2,189,910    1,891,791    1,896,130
Short-term borrowings                                  242,159      242,159      235,006      235,006
Long-term debt                                          13,189       13,755       16,656       16,807
Guaranteed preferred beneficial
interests in the Company's
subordinated debentures                                 44,750       47,036       44,750       46,726
Off-Balance-Sheet Instruments*                               -         (351)           -         (392)

*  Represents   estimated  cash  outflows   required  to  currently  settle  the
obligations at current market rates.

NOTE C -- RESTRICTIONS ON CASH DUE FROM BANKS
   1st Source Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1998 was approximately $13.0 million.
   Under available line of credit agreements, 1st Source may borrow up to $3 million. At December 31, 1998, there were no outstanding borrowings under these lines, which were assigned to support commercial paper borrowings.

NOTE D -- INVESTMENT SECURITIES
   The  amortized  cost  and  estimated   aggregate  fair  value  of  securities
classified as available-for-sale and held-to-maturity at December 31, 1998, are as follows:

                                                                      Available-For-Sale
                                                                      ------------------
                                                                     Gross        Gross      Estimated
                                                                   Unrealized   Unrealized   Aggregate
                                                      Amortized     Holding      Holding        Fair
                                                        Cost         Gains       Losses        Value
                                                      ---------     -------      -------     ---------
                                                                    (Dollars in thousands)
EQUITY SECURITIES:
     Marketable securities                            $ 14,315       $1,304       $ (91)     $ 15,528
     Other equity securities                             3,465           17           -         3,482
Total equity securities                                 17,780        1,321         (91)       19,010
DEBT SECURITIES:
     United States Treasury and agency securities      243,003        1,019         (85)      243,937
     Obligations of states and political subdivisions   69,115        1,007         (24)       70,098
     Debt securities issued by foreign governments       2,205        1,492           -         3,697
     Corporate securities                               20,276          394         (31)       20,639
     Mortgage-backed securities                         40,681          172        (211)       40,642
     Other debt securities                              20,549          105         (36)       20,618
     Commercial paper                                   28,128            -           -        28,128
Total debt securities                                  423,957        4,189        (387)      427,759
TOTAL INVESTMENT SECURITIES                           $441,737       $5,510       $(478)     $446,769



                                                                      Held-To-Maturity
                                                                      ----------------
                                                                     Gross        Gross      Estimated
                                                                   Unrealized   Unrealized   Aggregate
                                                      Amortized     Holding      Holding        Fair
                                                        Cost         Gains       Losses        Value
                                                      ---------     -------      -------     ---------
                                                                    (Dollars in thousands)
EQUITY SECURITIES:
     Other equity securities                          $ 11,633       $    -       $   -      $ 11,633
DEBT SECURITIES:
     Obligations of states and political subdivisions   84,375        3,726           -        88,101
TOTAL INVESTMENT SECURITIES                           $ 96,008       $3,726       $   -      $ 99,734

   The amortized cost and estimated aggregate fair value of debt securities classified as available-for-sale and held-to- maturity at December 31, 1998, by contractual maturity (except for mortgage-backed securities), are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Available-For-Sale         Held-To-Maturity
                                                       ------------------         ----------------
                                                                    Estimated               Estimated
                                                                    Aggregate               Aggregate
                                                     Amortized         Fair      Amortized     Fair
                                                       Cost           Value        Cost       Value
                                                     ---------      ---------    ---------  ---------
                                                                   (Dollars in thousands)
Due in one year or less                               $138,823       $139,273     $ 8,200    $ 8,309
Due after one year through five years                  214,826        216,067      35,243     36,622
Due after five years through ten years                   8,203          8,405      36,296     38,429
Due after ten years                                     21,424         23,372       4,636      4,741
Mortgage-backed securities                              40,681         40,642           -          -
TOTAL                                                 $423,957       $427,759     $84,375    $88,101


The amortized cost and estimated aggregate fair value of securities classified as available-for-sale and held-to-maturity at December 31, 1997, were as follows:

                                                                      Available-For-Sale
                                                                      ------------------
                                                                     Gross        Gross      Estimated
                                                                   Unrealized   Unrealized   Aggregate
                                                      Amortized     Holding      Holding        Fair
                                                        Cost         Gains       Losses        Value
                                                      ---------     -------      -------     ---------
                                                                    (Dollars in thousands)
EQUITY SECURITIES:
     Marketable securities                            $ 14,317       $1,540       $     -    $ 15,677
     Other equity securities                             2,165            -             -       2,165
Total equity securities                                 16,302        1,540             -      17,842
DEBT SECURITIES:
     United States Treasury and agency securities      158,045          354           (77)    158,322
     Obligations of states and political subdivisions   44,483          438           (20)     44,901
     Debt securities issued by foreign governments       2,175        1,686            (1)      3,860
     Corporate securities                                4,275            7            (1)      4,281
     Mortgage-backed securities                         73,433          253        (1,086)     72,600
     Other debt securities                               1,319           84             -       1,400
Total debt securities                                  283,727        2,822        (1,185)    285,364
TOTAL INVESTMENT SECURITIES                           $300,029       $4,362       $(1,185)   $303,206

                                                                      Held-To-Maturity
                                                                      ----------------
                                                                     Gross        Gross      Estimated
                                                                   Unrealized   Unrealized   Aggregate
                                                      Amortized     Holding      Holding        Fair
                                                        Cost         Gains       Losses        Value
                                                      ---------     -------      -------     ---------
                                                                    (Dollars in thousands)
EQUITY SECURITIES:
     Other equity securities                          $ 11,648       $    -       $   -      $ 11,648
DEBT SECURITIES:
     Obligations of states and political subdivisions  103,327        4,395          (1)      107,721
TOTAL INVESTMENT SECURITIES                           $114,975       $4,395       $  (1)     $119,369

     Other equity securities classified as held-to-maturity at December 31, 1998 and 1997 include securities such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such equity securities are considered to approximate cost. Debt securities issued by foreign governments (classified as available-for-sale) with an amortized cost of $1.59 million and estimated aggregate fair values of $3.08 million and $3.27 million at December 31, 1998 and 1997, respectively, are included in the above debt securities, but are classified as loans in the accompanying 1998 and 1997 consolidated statements of financial condition. 1st Source had no trading securities as of December 31, 1998 and 1997. The following represents the segregation of cash flows between securities available-for-sale and held-to-maturity:

                                      1998                            1997                           1996
                                      ----                            ----                           ----
                         Available-  Held-To-            Available-  Held-To-           Available-  Held-To-
                          For-Sale   Maturity    Total    For-Sale   Maturity   Total    For-Sale   Maturity  Total
                          --------   --------    -----    --------   --------   -----    --------   --------  -----
                                                             (Dollars in thousands)
Purchase of securities
     securities           $372,883   $   521   $373,404   $139,534   $4,957   $144,491   $143,146   $1,140   $144,286
Proceeds from
sales of securities         13,437         -     13,437     16,684        -     16,684        207        -        207
Proceeds from maturities
and prepayments of
securities                 216,752    18,823    235,575    133,051    9,829    142,880    110,233    6,373    116,606

   Gross losses of $199,135 were realized during 1998 on the sale of securities available-for-sale. There were no gains or losses for 1997 or 1996 on the sale of securities available-for-sale. During 1998 and 1997, gross losses of $300,000 and $324,037, respectively, were realized on the sales of securities held-to-maturity. These gross losses were due to the write-off of venture capital investments. There were no gains or losses on the sale of securities held-to-maturity in 1996.
   At December 31, 1998 and 1997, investment securities with carrying values of $237.9 million and $210.1 million, respectively, were pledged as collateral to secure government, public and trust deposits and for other purposes.
   The mortgage-backed securities held by 1st Source consist primarily of FNMA, GNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government.

NOTE E -- LOANS TO RELATED PARTIES
   1st Source and its subsidiaries have extended loans to officers and directors of 1st Source and its subsidiaries and to their associates. The aggregate dollar amount of these loans was $15.74 million and $12.92 million at December 31, 1998 and 1997, respectively. During 1998, $12.26 million of new loans were made and repayments and other reductions totaled $9.44 million.

NOTE F -- RESERVE FOR LOAN LOSSES

     Changes in the reserve for loan losses for each of the three years ended December 31 were as follows:
                                          1998         1997         1996
                                          ----         ----         ----
                                       (Restated)
                                              (Dollars in thousands)
Balance, beginning of year              $35,424      $29,516      $27,470
Provision for loan losses                 9,156        6,052        4,649
Charge-offs, net of recoveries
  of $1,148 in 1998, $1,266 in 1997
  and $1,507 in 1996                     (3,651)        (144)      (1,779)
Recaptured reserve due to
  loan securitizations                   (2,300)           -         (824)
Balance, end of year                    $38,629      $35,424      $29,516

   At December 31, 1998 and 1997, loans amounting to $9.27 million and $10.03 million, respectively, substantially all of which are collateralized, are considered to be nonaccrual or restructured loans. Interest income for the years ended December 31, 1998, 1997 and 1996 would have increased by approximately $719,000, $786,000, and $533,000, respectively, if these loans earned interest at their full contract rate.
   As of December 31, 1998 and 1997, impaired loans totaled $13.30 million and $9.39 million, respectively, of which $3.73 million and $1.14 million had corresponding specific reserves for loan losses totaling $1.18 million and $0.61 million, respectively. The remaining balances of impaired loans had no specific reserves for loan losses associated with them. The vast majority of the impaired loans are nonaccrual loans; interest is not recognized on nonaccrual loans subsequent to the date the loan is placed in nonaccrual status. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections on interest and principal are generally applied as a reduction to principal outstanding. Interest on the remainder of the impaired loans is recognized on the accrual basis. For 1998 and 1997, the average recorded investment in impaired loans was $13.28 million and $9.46 million, respectively, and interest income recognized on impaired loans totaled $1.23 million and $508,000, respectively.

NOTE G -- LONG-TERM DEBT DETAILS OF LONG-TERM DEBT ARE AS FOLLOWS:

                                                    December 31
                                               1998             1997
                                               ----             ----
                                              (Dollars in thousands)
Term loan (7.4%)                             $10,000          $10,000
Subordinated capital notes (4.47%)             1,145            5,075
Federal Home Loan Bank
borrowings (5.54% - 6.98%)                     1,037              956
Other                                          1,007              625
TOTAL LONG-TERM DEBT                         $13,189          $16,656

   Annual maturities of long-term debt at December 31, 1998 are as follows (in thousands): 1999, $886; 2000, $237; 2001, $136; 2002, $10,659; and, 2003, $353.
   The $10.0 million term loan has a fixed interest rate of 7.4% payable quarterly with principal due at maturity, October 1, 2002. The Term Loan
Agreement contains, among other provisions, a make-whole provision for early extinguishment of debt, and certain covenants relating to existence and mergers, capital structure and financial requirements.
   The subordinated capital notes include $572,000 due June 18, 1999 and $573,000 due June 18, 2002. The interest rate on these notes is adjusted monthly and was 4.47% at December 31, 1998. The notes are callable in whole or in part by 1st Source at par value. The notes are unsecured and are subordinated to the claims of depositors and other creditors of 1st Source Bank.
   At December 31, 1998, the Federal Home Loan Bank borrowings represent a source of funding for certain residential mortgage activities and consist of five fixed rate notes with maturities ranging from 2003 to 2018. These notes are collateralized by $1.66 million of certain real estate loans.

NOTE H -- COMMON STOCK
   Effective  January 1, 1996, 1st Source adopted SFAS No. 123,  "Accounting for
Stock-Based Com-pensation," on a disclosure basis only. The disclosure requirements include reporting the pro forma effect on net income and net income per share of compensation expense that is attributable to the fair value of stock options and other stock-based compensation that have been issued to employees under the Stock Option Plans and the Employee Stock Purchase Plan. 1st Source will continue to apply APB No. 25 in accounting for these plans. The Executive Incentive Plan, the Special Long-Term Incentive Award Plan and the Restricted Stock Award Plan are already being accounted for as compensatory plans in accordance with the provisions of SFAS No. 123. Compensation cost that has been charged against income for these plans was $3.05 million, $1.83 million, and $1.52 million for the years ended December 31, 1998, 1997 and 1996, respectively.

STOCK OPTION PLANS
   1st Source's incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and a certain other stock option agreement which became effective January 1, 1992. As of December 31, 1998, an aggregate of 2,090,619 shares of common stock are reserved for issuance under the above plans. Under the 1992 Plan, the exercise price of each option equals the market price of 1st Source stock on the date of grant and an option's term is 10 years. Options under the 1992 Plan generally vest in one to five years from date of grant. Options are granted on a discretionary basis by the Executive Compensation Committee (the "Committee") of the 1st Source Board of Directors.
   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of .74%; expected volatility of 19.60%; risk-free interest rate of 5.50%; and expected life of 6.47 years.

   The following is a summary of the activity with respect to 1st Source's stock option plans for the years ended December 31, 1996, 1997 and 1998:

                                                    Weighted-
                                                      Average
                                   Number of         Exercise
                                      Shares            Price
Options outstanding,
January 1, 1996                      840,442            $6.95
Options granted                      177,435            13.72
Options exercised                    (8,751)             9.05
Options outstanding,
December 31, 1996                  1,009,126             8.13

Options granted                       12,100            17.98
Options exercised                  (259,649)             4.82
Options forfeited                    (8,701)             9.86
Options outstanding,
December 31, 1997                    752,876             9.36

Options granted                      332,750            34.25
Options exercised                   (44,287)             9.88
Options forfeited                      (378)            13.72
Options outstanding,
December 31, 1998                  1,040,961            17.29

Options exercisable,
December 31, 1998                    622,965            $8.66

   The following table summarizes information about stock options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING
                             -------------------
                                            Weighted-
                                             Average         Weighted-
     Range of             Number            Remaining         Average
     Exercise           Outstanding        Contractual        Exercise
      Prices            at 12/31/98       Life (Years)         Price
      ------            -----------       ------------         -----
 $ 6.00  to $12.99        530,742             5.11            $ 7.76
  13.00  to  29.99        177,469             7.63             14.01
  30.00  to  35.99        332,750             9.55             34.25

                              OPTIONS EXERCISABLE
                              -------------------
                                                             Weighted-
     Range of                       Number                    Average
     Exercise                     Exercisable                 Exercise
      Prices                      at 12/31/98                  Price
      ------                      -----------                  -----
 $ 6.00  to $12.99                  530,742                   $ 7.76
  13.00  to  29.99                   92,223                    13.83
  30.00  to  35.99                        _                        _


EMPLOYEE STOCK PURCHASE PLAN
   1st Source also has an employee stock purchase plan for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 1998, and runs through May 31, 2000, with $386,216 in stock value to be purchased at $32.05 per share. The fair value of the employees' purchase rights for the 1998 offering was estimated using the Black- Scholes model with the following assumptions: dividend yield of .74%; expected volatility of 17.53%; risk-free interest rate of 5.52%; and expected life of two years.
   Pro forma net income and diluted net income per common share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123 for the stock option and employee stock purchase plans, are as follows:

                                               1998             1997              1996
                                               ----             ----              ----
                                            (Restated)
Net income (000s):
     As reported                             $31,457          $26,489           $23,203
     Pro forma                                30,345           26,146            23,049
Diluted net income per common share:
     As reported                               $1.62            $1.36             $1.20
     Pro forma                                  1.58             1.35              1.20

EXECUTIVE INCENTIVE PLAN
   1st Source has an Executive Incentive Plan which is administered by the Committee. Awards under the plan include "Book Value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source, and such sale is mandatory in the event of death, retirement, disability or termination of employment. Grants under the plan for 1998, 1997 and 1996 are summarized below:

                                      1998             1997              1996
                                      ----             ----              ----
Number of shares                     47,996           39,491            48,246
Weighted-average
grant-date fair value                $10.14            $9.07             $8.08

SPECIAL LONG-TERM INCENTIVE AWARD
   During February 1996 and March 1991, 1st Source granted special long-term incentive awards, including 1st Source common stock, to participants in the Executive Incentive Plan. Shares granted under the plan vest over a period of ten years. The first 10% was vested at the time of the grants. Subsequent vesting requires (i) the participant to remain an employee of 1st Source and
(ii) that 1st Source be profitable on an annual basis based on the determination of the Committee. Grants under the plan for 1996 are summarized below:

                                                1996
                                                ----
Number of shares                               28,079
Weighted-average
grant-date fair value                          $14.79

RESTRICTED STOCK AWARD PLAN
   1st Source also has a restricted stock award plan for key employees. Awards under the plan are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the plan vest over a five to ten-year period, and vesting is based upon meeting certain criteria, including continued employment by 1st Source. Grants under the plan for 1998, 1997 and 1996 are summarized below:

                                      1998             1997              1996
                                      ----             ----              ----
Number of shares                     4,805            1,915             2,212
Weighted-average
grant-date fair value               $32.04           $19.01            $14.79

NOTE I -- PREFERRED STOCK AND CUMULATIVE PREFERRED SECURITIES
   As of December 31, 1998, 1st Source has 10 million shares of authorized but unissued preferred stock. The Board of Directors of 1st Source is authorized to determine the terms, preferences, limitations, voting rights and number of shares of each series it elects to issue.
   In 1997, 1st Source raised $44.75 million through the issuance of Cumulative Trust Preferred Securities. 1st Source Capital Trust I issued $27.5 million of 9.00% Cumulative Trust Preferred Securities. 1st Source Capital Trust II issued $17.25 million of floating rate Cumulative Trust Preferred Securities. 1st
Source Capital Trust I and 1st Source Capital Trust II are wholly owned, consolidated subsidiaries of 1st Source.
   The holders of the fixed rate Cumulative Trust Preferred Securities are entitled to receive preferential cumulative cash distributions from 1st Source Capital Trust I, at the annual rate of 9.00% of the liquidation amount of $25 per Preferred Security, accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year. Holders of the floating rate Cumulative Trust Preferred Securities are entitled to receive preferential cumulative cash distributions from 1st Source Capital Trust II, at an annual rate equal to the sum of the three-month Treasury adjusted to a constant maturity, plus 2.25%, applied to the liquidation amount of $25 per Floating Rate Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year.

NOTE J -- EMPLOYEE BENEFIT PLANS
     1st Source maintains a defined contribution money purchase pension plan covering the majority of its employees. Contributions to the plan are based on 2% of participants' eligible compensation. For the years ended December 31, 1998, 1997 and 1996, total pension expense for this plan amounted to $422,000, $433,000 and $422,000, respectively.
   1st Source also maintains a defined contribution profit sharing and savings plan covering the majority of its employees. The plan allows eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. 1st Source is required under the plan to match 100% of participant contributions up to 4% of compensation and one-half of any additional participant contributions up to 6% of compensation provided that 1st Source is profitable for the respective plan year. 1st Source may also make discretionary contributions to the plan, depending on its profitability. Contribution expense for this plan for the years ended December 31, 1998, 1997 and 1996, amounted to $1.34 million, $1.29 million, and $1.21 million, respectively.
   Trustcorp Mortgage Company contributes to a defined contribution plan for all of its employees who meet the general eligibility requirements of the plan. The contributions, which in part are based on amounts of compensation deferred by the participants in the plan, were $78,000 in 1998, $54,000 in 1997 and $40,000 in 1996. In addition, Trustcorp Mortgage Company made discretionary contributions of $145,000 in 1998, $103,000 in 1997, and $100,000 in 1996.
   In addition to the pension and profit sharing plans, 1st Source provides certain health care and life insurance benefits for substantially all of their retired employees. All of 1st Source's full-time employees become eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. Generally, the medical plan pays a stated percentage of eligible medical expenses reduced for any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and $3,000 for life insurance.
   1st Source's accrued postretirement benefit cost and net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 were not material.

NOTE K -- INCOME TAXES
Income tax expense is comprised of the following:

                            1998              1997             1996
                            ----              ----             ----
                         (Restated)
Current:                             (Dollars in thousands)
     Federal              $7,171          $  6,969          $10,036
     State                 2,539             2,584            3,507
Total Current              9,710             9,553           13,543
Deferred:
     Federal               6,328             3,824             (906)
     State                 1,805             1,015             (241)
Total Deferred             8,133             4,839           (1,147)
Total Provision          $17,843           $14,392          $12,396

Deferred tax assets and liabilities as of December 31, 1998 and 1997 consisted of the following:

                                                                1998       1997
                                                                ----       ----
                                                             (Dollars in thousands)
Deferred tax assets:
     Reserve for loan losses .............................    $17,303    $14,991
     Accruals for employee benefits ......................      3,323      2,554
     Asset securitization ................................      1,627      2,309
     Mortgage loans - Section 475 ........................        416        441
     Deferred income .....................................        376        427
     Excess servicing ....................................        249        119
     Other ...............................................        792        511
     Total ...............................................    $24,086    $21,352

Deferred tax liabilities:
     Differing depreciable bases in premises and
     leased equipment ....................................    $10,597    $ 5,373
     Purchased servicing .................................      5,259      1,728
     Originated mortgage servicing rights ................      2,456      1,017
     Net unrealized appreciation
     of securities available-for-sale ....................      2,039      1,288
     Differing bases in assets related to acquisitions ...      1,000      1,235
     Discounts accreted on investment securities .........        157        210
     Other ...............................................        636        426
Total ....................................................    $22,144    $11,277

There was no valuation allowance at December 31, 1998 and 1997.

   The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35 percent) to income before income taxes are as follows:

                                                             Year Ended December 31
                                                             ----------------------
                                          1998                      1997                      1996
                                          ----                      ----                      ----
                                             Percent of                Percent of                Percent of
                                               Pretax                    Pretax                    Pretax
                                    Amount     Income         Amount     Income         Amount     Income
                                    ------     ------         ------     ------         ------     ------
                                       (Restated)
                                                            (Dollars in thousands)
Statutory federal income tax       $18,032      35.0%        $14,917      35.0%        $12,460      35.0%
Increase (decrease) in income
taxes resulting from:
  Tax-exempt interest income        (2,894)     (5.6)         (2,968)     (7.0)         (2,922)     (8.2)
  State taxes, net of federal
  income tax benefit                 2,823       5.4           2,339       5.5           2,123       5.9
  Interest expense incurred to
  carry tax-exempt securities          403       0.8             417       1.0             376       1.1
  Contribution of appreciated
  stock                               (150)     (0.3)           (358)     (0.8)              -         -
  Other                               (371)     (0.7)             45       0.1             359       1.0
Total                              $17,843      34.6%        $14,392      33.8%        $12,396      34.8%

NOTE L -- LEASES
  1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. The headquarters building is leased for a remaining term of 13 years with options to renew for up to 15 additional years. Approximately 30% of the facility is subleased to other tenants.
   At  December  31,  1998,   future   minimum   rental   commitments   for  all
noncancellable operating leases, reduced by future minimum rentals from subleases of $1.91 million, aggregate $17.41 million. Annual rental commitments and sublease rentals for noncancellable operating leases (excluding operating costs) for the five years succeeding December 31, 1998, are as follows:

                                Rental          Sublease
                             Commitments         Rentals
                             -----------         -------
                                (Dollars in thousands)
1999                              $2,105         $ 389
2000                               1,845           388
2001                               1,648           386
2002                               1,395           382
2003                               1,327            76
Thereafter                       $10,999         $ 291


   Rental expense of office premises and equipment and related sublease income were as follows:

                                      Years Ended December 31
                             1998              1997             1996
                             ----              ----             ----
                                      (Dollars in thousands)
Gross rental expense        $2,243            $2,190           $2,203
Sublease rental income        (672)             (677)            (677)
Net Rental Expense          $1,571            $1,513           $1,526


NOTE M -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
   1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans, standby letters of credit and interest rate swaps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.
   1st Source's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. 1st Source uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance- sheet instruments.
   Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
   Trustcorp Mortgage Company grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.
   Letters of credit are conditional commitments issued by 1st Source to guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.
   As of December 1998 and 1997, 1st Source and its subsidiaries had commitments outstanding to originate and purchase loans aggregating $362 million and $410 million, respectively. Outstanding commitments to sell loans aggregated $198 million at December 31, 1998 and $120 million at December 31, 1997. Commercial and standby letters of credit totaled $82 million and $57 million at December 31, 1998 and 1997, respectively.

   1st Source Bank participates in interest rate swap agreements as part of its program to manage the impact of fluctuating interest rates, namely with respect to floating rate loans.
   Interest rate swaps generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount. Notional amounts represent agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. The actual market or credit exposure of this type of financial instrument is significantly less than the notional amount. 1st Source's direct credit exposure is limited to the net difference between the calculated "to be paid" and "to be received" amounts on each transaction, which is generally netted and paid or received monthly, and the inability of the counterparty to meet the terms of the contract. This risk is normally a small percentage of the notional amount and fluctuates as interest rates move up and down. Market risk to 1st Source is more directly measured by the fair values of the interest rate swap agreements.
   At December 31, 1998, 1st Source had two outstanding amortizing interest rate swap agreements with an aggregate notional value of $26.9 million. The agreements have maturities of January 25, 2002 and March 25, 2001. The notional amounts and lives of amortizing swaps change based on certain interest rate indices. Generally, as rates fall, the notional amounts of amortizing swaps decline more rapidly and as rates increase notional amounts decline more slowly. Unrealized gains/(losses) based on fair value approximated $70,000 at December 31, 1998 and ($137,000) at December 31, 1997.

NOTE N -- CONCENTRATIONS OF CREDIT RISK
   Most of 1st Source's commercial and agricultural, real estate and consumer loan activity is with customers located in north-central Indiana and southwest lower Michigan. 1st Source's commercial loans secured by transportation and construction equipment are with customers located throughout the United States. Included in loans as of December 31, 1998 and 1997, are business loans to companies in the following industries:

                                                                                   Pecentage of Total
                                                                Amount               Business Loans
                                                                ------               --------------
                                                        1998         1997          1998         1997
                                                                   (Dollars in thousands)
Truck and automobile leasing                          $200,005     $267,596         13.9%        18.9%
Air transportation and aircraft dealers                199,459      179,653         13.9         12.7
Construction equipment and contractors                 149,288      124,148         10.4          8.8
Real estate operators, managers and developers          64,381       74,542          4.5          5.3
Van conversion, manufactured housing
  and recreational vehicle industries                   61,405       52,870          4.3          3.7

   Generally, these loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrower. 1st Source requires collateral on substantially all borrowings in these categories, which is typically the item being financed.

NOTE O -- CAPITAL ADEQUACY
   1st Source is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on 1st Source's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, 1st Source must meet specific capital guidelines that involve quantitative measures of 1st Source's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. 1st Source's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
  Quantitative measures established by regulation to ensure capital adequacy require 1st Source to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that 1st Source meets all capital adequacy requirements to which it is subject.
   As of December 31, 1998, the most recent notification from the federal bank regulators categorized 1st Source Bank, the largest of 1st Source's subsidiaries, as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" 1st Source must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in

NOTE O -- CAPITAL ADEQUACY -- CONCLUDED
the table. There are no conditions or events since that notification that management believes changed the institution's category. 1st Source and its largest subsidiary, 1st Source Bank's actual capital amounts and ratios are presented in the table below:

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                        Minimum Capital           Prompt Corrective
                              Actual                        Adequacy              Action Provisions
                              ------                        --------              -----------------
                            $ Amount     Ratio        $ Amount     Ratio        $ Amount        Ratio
                            --------     -----        --------     -----        --------        -----
As of December 31, 1998:                            (Dollars in thousands)
   (Restated)
Total Capital (to Risk-
     Weighted Assets):
     Consolidated           $282,032     13.38%       $168,569     8.00%        $210,711        10.00%
     1st Source Bank         253,807     12.43         163,328     8.00          204,159        10.00
Tier I Capital (to Risk-
     Weighted Assets):
     Consolidated            255,197     12.11          84,284     4.00          126,426         6.00
     1st Source Bank         227,781     11.16          81,664     4.00          122,496         6.00
Tier I Capital (to Average Assets):
     Consolidated            255,197      9.51         107,289     4.00          134,111         5.00
     1st Source Bank         227,781      8.86         102,870     4.00          128,587         5.00


NOTE P -- COMMITMENTS AND CONTINGENT LIABILITIES
   1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on 1st Source's consolidated financial position or results of operations.
   The consolidated financial statements do not reflect various commitments and contingent liabilities, such as guarantees and liability for assets held in trust, which arise in the normal course of business.

NOTE Q -- 1ST SOURCE CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION STATEMENTS OF FINANCIAL CONDITION

                                                                December 31
                                                             1998         1997
                                                          (Restated)
                                                             ----         ----
ASSETS                                                     (Dollars in thousands)
Cash .................................................     $      1     $     30
Short-term investments with bank subsidiary ..........        3,402        2,244
Investment securities, available-for-sale
(amortized cost of $20,341 and $17,889
at December 31, 1998 and 1997, respectively) .........       20,999       18,873
Investments in:
     Bank subsidiaries ...............................      230,647      182,919
     Non-bank subsidiaries ...........................       11,687       11,098
Loan receivables:
     Bank subsidiary .................................            _       30,000
     Non-bank subsidiary .............................        7,755        4,000
Premises and equipment, net ..........................        3,150        3,398
Other assets .........................................        4,568        4,174
Total Assets .........................................     $282,209     $256,736

LIABILITIES AND
SHAREHOLDERS' EQUITY
Commercial paper borrowings ..........................     $  6,171     $  4,198
Other liabilities ....................................        2,689        1,356
Long-term debt .......................................       56,556       56,229
Total Liabilities ....................................       65,416       61,783
Shareholders' Equity .................................      216,793      194,953
Total Liabilities and Shareholders' Equity ...........     $282,209     $256,736

NOTE Q -- 1ST SOURCE CORPORATION (PARENT COMPANY ONLY)
FINANCIAL INFORMATION -- CONTINUED
STATEMENTS OF INCOME

                                                                     Year Ended December 31
                                                                     ----------------------
                                                             1998              1997             1996
                                                          (Restated)
                                                             ----              ----             ----
                                                                      (Dollars in thousands)
Income:
     Dividends from bank subsidiaries                       $6,596            $5,725           $5,029
     Rental income from subsidiaries                         2,363             2,273            2,071
     Other                                                   2,883             3,447              679
Total Income                                                11,842            11,445            7,779
Expenses:
     Interest on long-term debt                              4,612             3,810            1,015
     Interest on commercial paper and
     other short-term borrowings                               264               309              274
     Rent expense                                            1,076             1,076            1,074
     Other                                                   2,501             2,681            1,775
Total Expenses                                               8,453             7,876            4,138
Income Before Income Tax Credits and
Equity in Undistributed Income of Subsidiaries               3,389             3,569            3,641
Income tax credits                                           1,556               925              639
Income Before Equity in Undistributed
Income of Subsidiaries                                       4,945             4,494            4,280
Equity in undistributed income of subsidiaries:
     Bank subsidiaries                                      23,631            19,736           18,257
     Non-bank subsidiaries                                   2,881             2,259              666
Net Income                                                 $31,457           $26,489          $23,203

NOTE Q -- 1ST SOURCE CORPORATION (PARENT COMPANY ONLY)
FINANCIAL INFORMATION -- CONCLUDED
STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31
                                                              1998              1997             1996
                                                           (Restated)
                                                              ----              ----             ----
                                                                  (Dollars in thousands)
Operating Activities:
Net income                                                 $31,457          $ 26,489          $23,203
Adjustments to reconcile net income to
net cash provided by operating activities:
     Equity in undistributed income of subsidiaries        (26,512)          (21,995)         (18,923)
     Depreciation of premises and equipment                    225               201              175
     Realized and unrealized investment
     securities gains (losses)                                  99               176              (52)
     Other                                                   2,284             3,054            2,854
Net Cash Provided by Operating Activities                    7,553             7,925            7,257
Investing Activities:
     Proceeds from sales and maturities
     of investment securities                                3,603             8,759            3,804
     Purchase of investment securities                      (6,195)          (15,788)          (2,955)
     Sale (purchase) of premises and equipment, net             23              (422)            (471)
     Contributed capital for new non-bank subsidiary             -            (1,384)               -
     Decrease (increase) in short-term investments
     with bank subsidiary                                   (1,158)            3,593             (582)
     Decrease (increase) in loans made to
     subsidiaries, net                                       6,245           (34,000)             300
Net Cash Provided by (Used in) Investing Activities          2,518           (39,242)              96
Financing Activities:
     Net increase (decrease) in commercial
     paper and other short-term borrowings                   1,973            (2,269)           1,616
     Proceeds from issuance of cumulative trust
     preferred securities                                        -            44,750                -
     Proceeds from issuance of long-term debt                  434              1,45                -
     Payments on long-term debt                               (107)           (2,834)          (3,346)
     Acquisition of treasury stock                          (7,116)           (5,023)          (1,488)
     Cash dividends                                         (5,296)           (4,723)          (4,123)
     Other                                                      12                (7)             (12)
Net Cash Provided by (Used in) Financing Activities        (10,100)           31,346           (7,353)
Increase (Decrease) in Cash and Cash Equivalents               (29)               29                -
Cash and cash equivalents, beginning of year                    30                 1                1
Cash and Cash Equivalents, End of Year                     $     1          $     30          $     1

NOTE R -- RESTATEMENT SUMMARY

   The financial information for the year ended December 31, 1998 has been restated for adjustments to revise the income recognition on securitized loans in accordance with SFAS No. 125. Since July 1, 1998, 1st Source has sold capital equipment loans into a securitization facility. As a result of a review of its accounting policies and procedures relating to securitized loans, 1st Source refined its method of estimating the timing of cash flows and the underlying key assumptions of the securitized loans and the value of its retained interests in the loans. These changes resulted only in a difference in timing of the revenue recognition from its securitized loans and has no effect on the total cash flows of the securitized transactions. The changes were applied retroactively to the commencement of this securitization program in the third quarter of 1998, and resulted in an increase in net income in 1998. The following summarizes the impact of these adjustments on the assets and liabilities as of December 31, 1998 and to the results of operations for the year ended December 31, 1998:


BALANCE SHEET                              December 31, 1998
-------------                             -------------------
                                    As reported             As restated
                                    -----------             -----------

Reserve for Loan Losses             $   40,929              $   38,629
Net Loans                            1,840,767               1,843,067
Retained Interest Assets                 9,100                   8,371
Total Assets                         2,732,021               2,733,592
Total Liabilities                    2,471,412               2,472,049
Shareholders' Equity                   215,859                 216,793
Total Liabilities and
   Shareholders' Equity              2,732,021               2,733,592



                                              Year Ended
INCOME STATEMENT                           December 31, 1998
----------------                          -------------------
                                    As reported             As restated
                                    -----------             -----------

Total Noninterest Income               $51,521                 $52,256
Income Before Taxes                     50,786                  51,521
Income Taxes                            17,545                  17,843
Net Income                              31,020                  31,457
Comprehensive Income                    32,123                  33,057
Basic EPS                                 1.63                    1.66
Diluted EPS                               1.60                    1.62

REPORT OF INDEPENDENT  ACCOUNTANTS

To the Board of Directors and Shareholders of 1st Source Corporation:

   In  our  opinion,  the  accompanying  consolidated  statements  of  financial condition and the related consolidated statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of 1st Source Corporation and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note R, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 have been restated.


/s/ PricewaterhouseCoopers LLP
South Bend, Indiana
January 14, 1999, except for Note R
   which is as of February 11, 2000

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(c)  Exhibits and (d)  Financial Statement Schedules


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

1st SOURCE CORPORATION
Registrant


By: /s/ CHRISTOPHER J. MURPHY III
    --------------------------------
   Christopher J. Murphy III
   Chairman of the Board, President and Chief Executive Officer

Date:        February 17, 2000
      ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/   CHRISTOPHER J. MURPHY III
------------------------------------
Christopher J. Murphy III,              Chairman of the Board, President and
                                        Chief Executive Officer
Date:        February 17, 2000
      ------------------------------


  /s/   WELLINGTON D JONES III
------------------------------------
Wellington D. Jones III,                Executive Vice President and a Director

Date:        February 17, 2000
      ------------------------------


  /s/   VINCENT A . TAMBURO
------------------------------------
Vincent A. Tamburo,                     Secretary and General Counsel

Date:        March 7, 2000
      ------------------------------


  /s/   LARRY E. LENTYCH
------------------------------------
Larry E. Lentych,                       Treasurer and Chief Financial Officer

Date:        February 17, 2000
      ------------------------------


  /s/   E. WILLIAM BEAUCHAMP, c.s.c.
------------------------------------
Reverend E. William Beauchamp,          Director

Date:        February 17, 2000
      ------------------------------


  /s/   PAUL R. BOWLES
------------------------------------
Paul R. Bowles,                         Director

Date:        February 17, 2000
      ------------------------------

  /s /  PHILIP J. FACCENDA
------------------------------------
Philip J. Faccenda,                     Director

Date:        February 18, 2000
      ------------------------------


  /s/   DANIEL B. FITZPATRICK
------------------------------------
Daniel B. Fitzpatrick,                  Director

Date:        February 18, 2000
      ------------------------------


  /s/   LAWRENCE E. HILER
------------------------------------
Lawrence E. Hiler,                      Director

Date:        February 17, 2000
      ------------------------------


  /s/   WILLIAM P. JOHNSON
------------------------------------
William P. Johnson,                     Director

Date:        February 17, 2000
      ------------------------------


  /s/   REX MARTIN
------------------------------------
Rex Martin,                             Director

Date:        February 17, 2000
      ------------------------------


  /s/   DANE A. MILLER
------------------------------------
Dane A. Miller,                         Director

Date:        February 17, 2000
      ------------------------------


  /s/   RICHARD J. PFEIL
------------------------------------
Richard J. Pfeil,                       Director

Date:        February 17, 2000
      ------------------------------