Form 10-Q/A
period 1999-03-31
1ST SOURCE CORP
filed 2000-03-16
CIK 34782

FORM 10-Q/A
                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    MARCH 31, 1999
                                          -----------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             INTRODUCTORY STATEMENT


     1st Source is filing this Form 10-Q/A for the quarterly period ended March 31, 1999 to restate the financial information pertaining to income recognition on securitized loans in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This restatement had the effect of increasing loan servicing and sale income by $1,054,000 and net income by $648,000, or $0.03 per diluted common share, for the three months ended March 31, 1999. As of March 31, 1999, this restatement reduced retained interest assets by $569,000, decreased the reserve for loan losses by $3,106,000 and increased shareholders' equity by $1,530,000. See Note 2 to Item 1, below.


                          PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements
                                                                       Page

     Consolidated statements of financial condition --                   3
     March 31, 1999, and December 31, 1998

     Consolidated statements of income --                                4
     three months ended March 31, 1999 and 1998

     Consolidated statements of cash flows --                            5
     three months ended March 31, 1999 and 1998

     Notes to the Consolidated Financial Statements                      6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                       March 31,    December 31,
                                                         1999           1998
                                                       --------     ------------
                                                      (Restated)     (Restated)
ASSETS
Cash and due from banks ..........................   $   102,401    $   132,514
Federal funds sold and
  interest bearing deposits with other banks .....         2,935         41,951
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $415,181 and $440,147
    at March 31, 1999 and December 31, 1998)......       416,468        443,691
  Securities held-to-maturity, at amortized cost
    (fair value of $93,939 and $99,734 at
    March 31, 1999 and December 31, 1998) ........        91,519         96,008
                                                     -----------    -----------

Total Investment Securities ......................       507,987        539,699

Loans - net of unearned discount .................     1,915,952      1,881,696
  Reserve for loan losses ........................       (38,974)       (38,629)
                                                     -----------    -----------

Net Loans ........................................     1,876,978      1,843,067

Equipment owned under operating leases,
   net of accumulated depreciation                        57,717         54,170
Premises and equipment,
   net of accumulated depreciation ...............        31,373         31,227
Other assets .....................................        93,465         90,964
                                                     -----------    -----------

Total Assets .....................................   $ 2,672,856    $ 2,733,592
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   282,621    $   294,810
  Interest bearing ...............................     1,810,029      1,882,297
                                                     -----------    -----------

Total Deposits ...................................     2,092,650      2,177,107

Federal funds purchased and securities
  sold under agreements to repurchase ............       217,846        159,478
Other short-term borrowings ......................        37,641         82,681
Other liabilities ................................        42,887         39,594
Long-term debt ...................................        13,107         13,189
                                                     -----------    -----------

Total Liabilities ................................     2,404,131      2,472,049

Guaranteed preferred beneficial interests
  in the Company's subordinated debentures .......        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         6,883          6,270
  Capital surplus ................................       179,905        121,456
  Retained earnings ..............................        46,085         98,300
  Less cost of common stock in treasury ..........       (11,609)       (12,723)
  Net unrealized appreciation (depreciation) of
    securities available-for-sale ................         2,711          3,490
                                                     -----------    -----------

Total Shareholders' Equity .......................       223,975        216,793
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity .......   $ 2,672,856    $ 2,733,592
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                                     Three Months Ended
                                                                          March 31
                                                                     ------------------
                                                                    1999            1998
                                                                ------------    ------------
                                                                 (Restated)
Interest Income:
 Loans, including fees ......................................   $     40,986    $     41,772
   Investment securities:
     Taxable ................................................          4,917           4,046
     Tax-exempt .............................................          1,912           1,997
     Other ..................................................             83              77
                                                                ------------    ------------
Total Interest Income .......................................         47,898          47,892

Interest Expense:
   Deposits .................................................         20,674          19,984
   Short-term borrowings ....................................          3,418           4,432
   Long-term debt ...........................................            227             232
                                                                ------------    ------------
Total Interest Expense ......................................         24,319          24,648
                                                                ------------    ------------
Net Interest Income .........................................         23,579          23,244
Provision for Loan Losses ...................................          1,293           2,401
                                                                ------------    ------------
Net Interest Income After
   Provision for Loan Losses ................................         22,286          20,843

Noninterest Income:
   Trust fees ...............................................          2,266           2,066
   Service charges on deposit accounts ......................          1,540           1,406
   Loan servicing and sale income ...........................          5,597           2,520
   Equipment rental income ..................................          3,413           2,347
   Other income .............................................          2,526           2,445
   Investment securities and other investment (losses) ......           (102)           (122)
                                                                ------------    ------------

Total Noninterest Income ....................................         15,240          10,662
                                                                ------------    ------------
Noninterest Expense:
   Salaries and employee benefits ...........................         12,972          11,687
   Net occupancy expense ....................................          1,258           1,218
   Furniture and equipment expense ..........................          2,011           1,642
   Depreciation - leased equipment ..........................          2,980           1,820
   Business development and marketing expense ...............            731             587
   Other expense ............................................          3,648           2,900
                                                                ------------    ------------

Total Noninterest Expense ...................................         23,600          19,854
                                                                ------------    ------------

Income Before Income Taxes and Subsidiary Trust Distributions         13,926          11,651
Income taxes ................................................          4,844           3,926
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            554             565
                                                                ------------    ------------

Net Income ..................................................   $      8,528    $      7,160
                                                                ============    ============

Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................           (779)            395
                                                                ------------    ------------

Total Comprehensive Income ..................................   $      7,749    $      7,555
                                                                ============    ============

Per Common Share: (1)
  Basic Net Income Per Common Share .........................   $       0.45    $       0.38
                                                                ============    ============
  Diluted Net Income Per Common Share .......................   $       0.44    $       0.36
                                                                ============    ============
  Dividends .................................................   $      0.073    $      0.066
                                                                ============    ============
Basic Weighted Average Common Shares Outstanding ............     18,913,234      19,080,036
                                                                ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     19,241,047      19,482,288
                                                                ============    ============

(1) The computation of per share data gives retroactive recognition to a 10% stock dividend declared on January 14, 1999.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                   Three Months Ended March 31
                                                       1999         1998
                                                     ---------    ---------
                                                     (Restated)
Operating Activities:
  Net income ....................................   $   8,528    $   7,160
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................       1,293        2,401
  Depreciation of premises and equipment ........       3,944        2,730
  Amortization of investment security premiums
    and accretion of discounts, net .............         452          219
  Deferred income taxes .........................      (1,520)         269
  Realized investment securities losses .........          77          122
  Realized (gains) on securitized loans .........      (2,449)          (8)
  Increase in interest receivable ...............        (636)        (909)
  Increase in interest payable ..................       1,275        2,171
  Other .........................................       7,684        1,239
                                                    ---------    ---------

Net Cash Provided by Operating Activities .......      18,648       15,394


Investing Activities:
  Proceeds from sales and maturities
    of investment securities ....................      92,520       38,516
  Purchases of investment securities ............     (62,593)     (48,299)
  Net decrease in short-term investments ........      39,016       10,885
  Loans sold or participated to others ..........      80,693       33,679
  Net increase in loans made to customers
    and principal collections on loans ..........    (115,862)    (141,500)
  Net increase in leased assets .................      (2,309)      (4,776)
  Purchases of premises and equipment ...........        (905)        (604)
  Increase in other assets ......................      (1,416)      (2,417)
  Other .........................................      (3,185)      (2,116)
                                                    ---------    ---------

Net Cash Used in Investing Activities ...........      25,959     (116,632)


Financing Activities:
  Net increase in demand deposits, NOW
    accounts and savings accounts ...............    (134,118)     (20,016)
  Net increase in certificates of deposit .......      49,661       59,812
  Net increase in short-term borrowings .........      13,328       49,780
  Payments on long-term debt ....................         (82)      (3,997)
  Acquisition of treasury stock .................      (2,115)        (340)
  Cash dividends ................................      (1,394)      (1,262)
  Other .........................................          --           12
                                                    ---------    ---------

Net Cash Provided by Financing Activities .......     (74,720)      83,989

Increase (Decrease) in Cash and Cash Equivalents      (30,113)     (17,249)

Cash and Cash Equivalents, Beginning of Year ....     132,514       90,864
                                                    ---------    ---------

Cash and Cash Equivalents, End of Period ........   $ 102,401    $  73,615
                                                    =========    =========



The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements


1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The restated 1998 1st Source Corporation Annual Report on Form 10-K/A should be read in conjunction with these statements.

2. The financial information for the three-months ended March 31, 1999 has been restated for adjustments to revise the income recognition on securitized loans in accordance with SFAS No. 125. Since July 1, 1998, 1st Source has sold capital equipment loans into a securitization facility. As a result of a review of its accounting policies and procedures relating to securitized loans, 1st Source refined its method of estimating the timing of cash flows and the underlying key assumptions of the securitized loans and the value of its retained interests in the loans. These changes resulted only in a difference in timing of the revenue recognition from its securitized loans and has no effect on the total cash flows of the securitized transactions. The changes were applied retroactively to the commencement of this securitization program in the third quarter of 1998. The following summarizes the impact of these adjustments on the assets and liabilities as of March 31, 1999 and to the results of operations for the three-months ended March 31, 1999:
                                             March 31, 1999
                                             --------------
                                       As reported      As restated
                                       -----------      -----------
     BALANCE SHEET
     -------------
     Reserve for Loan Losses           $   42,080       $   38,974
     Net Loans                          1,873,872        1,876,978
     Retained Interest Assets              11,408           10,839
     Total Assets                       2,670,319        2,672,856
     Total Liabilities                  2,403,124        2,404,131
     Shareholders' Equity                 222,445          223,975
     Total Liabilities and
        Shareholders' Equity            2,670,319        2,672,856


                                           Three Months Ended
                                             March 31, 1999
                                             --------------
                                       As reported      As restated
                                       -----------      -----------
     INCOME STATEMENT
     ----------------
     Total Noninterest Income          $   14,186       $   15,240
     Income Before Taxes                   12,872           13,926
     Income Taxes                           4,438            4,844
     Net Income                             7,880            8,528
     Comprehensive Income                   7,153            7,749
     Basic EPS                               0.42             0.45
     Diluted EPS                             0.41             0.44

3. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for 1st Source). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. 1st Source anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on 1st Source's results of operations or its financial position.

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



     As more fully described in Note 2 to the Consolidated Condensed Financial Statements, certain information related to the activity for the three-months ended March 31, 1999 has been restated.

     This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the restated 1998 1st Source Corporation Annual Report on Form 10-K/A.

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

                       COMPARISON OF THREE-MONTH PERIODS
                         ENDED MARCH 31, 1999 AND 1998


     Net income for the three-month period ended March 31, 1999, was $8,528,000 compared to $7,160,000 for the equivalent period in 1998. The primary reasons for the increase were an increase in net interest income, a strong increase in noninterest income and a decrease in the provision for loan losses. This was offset by an increase in noninterest expense.

     Diluted net income per common share increased to $0.44 for the three-month period ended March 31, 1999, from $0.36 in 1998. Return on average common shareholders' equity was 15.70% for the three months ended March 31, 1999, compared to 14.64% in 1998. The return on total average assets was 1.31% for the three months ended March 31, 1999, compared to 1.19% in 1998.


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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                             Three Months Ended March 31
                                        ------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
                                       (Restated)
ASSETS:
Investment securities:
  Taxable .................   $  348,643  $ 4,917  5.72%  $  271,221  $ 4,046  6.05%
  Tax exempt (1)...........      155,688    2,767  7.21%     148,832    2,855  7.78%
Net loans (2 & 3)..........    1,885,317   41,034  8.83%   1,837,020   41,823  9.23%
Other investments .........        7,614       83  4.42%       5,462       77  5.72%
                              ----------  -------- -----  ----------  -------  ----

Total Earning Assets           2,397,262   48,801  8.26%   2,262,535   48,801  8.75%

Cash and due from banks ...      105,259                      78,492
Reserve for loan losses ...      (38,511)                    (36,113)
Other assets ..............      176,455                     143,107
                              ----------                  ----------

Total .....................   $2,640,465                  $2,448,021
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $1,796,227  $20,674  4.67%  $1,628,832  $19,984  4.98%
  Short-term borrowings ...      256,405    3,418  5.41%     292,933    4,432  6.14%
  Long-term debt ..........       13,154      227  7.00%      13,310      232  7.06%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,065,786   24,319  4.77%   1,935,075   24,648  5.17%


  Noninterest bearing deposits   268,527                     233,018
  Other liabilities .......       85,840                      81,547
  Shareholders' equity ....      220,312                     198,381
                              ----------                  ----------

Total .....................   $2,640,465                  $2,448,021
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $24,482                     $24,153
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.14%                       4.33%
                                                   =====                       =====



(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. Tax equivalent adjustments were $855 in 1999 and $858 in 1998.

(2) Loan income includes fees of $1,409 in 1999 and $1,094 in 1998. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. The tax equivalent adjustments were $48 in 1999 and $51 in 1998.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three-month periods ended March 31, 1999, and 1998, was $1,293,000 and $2,401,000, respectively. Year-to-date Net Charge-offs of $142,000 have been recorded in 1999, compared to $151,000 of Net Charge-offs for the same period in 1998. The reserve for loan losses was $38,974,000 or 2.03% of net loans at March 31, 1999, compared to $38,629,000 or
2.05% of net loans at December 31, 1998.

     Non-performing assets at March 31, 1999, were $11,426,000 compared to $10,571,000 at December 31, 1998, an increase of 8.09%. At March 31, 1999, non-performing assets were .60% of net loans compared to .56% at December 31, 1998. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of March 31, 1999.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended March 31, 1999, and 1998 was $15,240,000 and $10,662,000, respectively, an increase of 42.94%. Trust fees increased 9.68%, service charges on deposit accounts increased 9.53%, loan servicing and sale income increased 122.10%, equipment rental income increased 45.42% and other income increased 3.31%. The increase in loan servicing and sale income is due to increased loan securitization activity and income recognition required by SFAS No. 125. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net losses for the three-month period ended March 31, 1999, were $102,000 compared to net losses of $122,000 in 1998. The net losses for both years were primarily attributed to certain partnership and venture capital investments.


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

INCOME TAXES

     The provision for income taxes for the three-month period ended March 31, 1999, was $4,844,000 compared to $3,926,000 for the comparable period in 1998. The provision for income taxes for the three months ended March 31, 1999, and 1998, is at a rate which management believes approximates the effective rate for the year.

CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.98% at March 31, 1999.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1999 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 1999, was 12.22% and the total risk-based capital ratio was 13.49%.


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

              Exhibit 27 - Restated Financial Data Schedule.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      1st Source Corporation
                                        -------------------


DATE   3/14/00                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                     (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   3/14/00                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                      (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer