Form 10-Q/A
period 1999-06-30
1ST SOURCE CORP
filed 2000-03-16
CIK 34782

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

                             INTRODUCTORY STATEMENT


     1st Source is filing this Form 10-Q/A for the quarterly period ended June 30, 1999 to restate the financial information pertaining to income recognition on securitized loans in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This restatement had the effect of decreasing loan servicing and sale income by $737,000 and net income by $453,000, or $0.02 per diluted common share, for the three months ended June 30, 1999. For the six months ended June 30, 1999, this restatement had the effect of increasing loan servicing and sale income by $317,000 and net income by $195,000, or $0.01 per diluted common share. As of June 30, 1999, this restatement reduced retained interest assets by $2,175,000, decreased the reserve for loan losses by $3,897,000 and increased shareholders' equity by $1,030,000. See Note 2 to Item 1, below.


                          PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements
                                                                       Page

     Consolidated statements of financial condition --                   3
     June 30, 1999, and December 31, 1998

     Consolidated statements of income --                                4
     three months and six months ended June 30, 1999 and 1998

     Consolidated statements of cash flows --                            5
     six months ended June 30, 1999 and 1998

     Notes to the Consolidated Financial Statements                      6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                       June 30,     December 31,
                                                         1999           1998
                                                       --------     ------------
                                                      (Restated)     (Restated)
ASSETS
Cash and due from banks ..........................   $   131,275    $   132,514
Federal funds sold and
  interest bearing deposits with other banks .....        12,916         41,951
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $429,359 and $440,147
    at June 30, 1999 and December 31, 1998) ......       427,991        443,691
  Securities held-to-maturity, at amortized cost
    (fair value of $90,987 and $99,734 at
    June 30, 1999 and December 31, 1998) .........        88,870         96,008
                                                     -----------    -----------

Total Investment Securities ......................       516,861        539,699

Loans - net of unearned discount .................     1,997,006      1,881,696
  Reserve for loan losses ........................       (39,403)       (38,629)
                                                     -----------    -----------

Net Loans ........................................     1,957,603      1,843,067

Equipment owned under operating leases,
   net of accumulated depreciation                        63,088         54,170
Premises and equipment,
   net of accumulated depreciation ...............        31,299         31,227
Other assets .....................................        96,733         90,964
                                                     -----------    -----------

Total Assets .....................................   $ 2,809,775    $ 2,733,592
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   290,164    $   294,810
  Interest bearing ...............................     1,934,608      1,882,297
                                                     -----------    -----------

Total Deposits ...................................     2,224,772      2,177,107

Federal funds purchased and securities
  sold under agreements to repurchase ............       155,506        159,478
Other short-term borrowings ......................       100,601         82,681
Other liabilities ................................        45,718         39,594
Long-term debt ...................................        11,907         13,189
                                                     -----------    -----------

Total Liabilities ................................     2,538,504      2,472,049

Guaranteed preferred beneficial interests
  in the Company's subordinated debentures .......        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         6,883          6,270
  Capital surplus ................................       179,905        121,456
  Retained earnings ..............................        52,193         98,300
  Less cost of common stock in treasury ..........       (12,813)       (12,723)
  Net unrealized appreciation (depreciation) of
    securities available-for-sale ................           353          3,490
                                                     -----------    -----------

Total Shareholders' Equity .......................       226,521        216,793
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity .......   $ 2,809,775    $ 2,733,592
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                 Six Months Ended
                                                                           June 30                           June 30
                                                                     ------------------                 ----------------
                                                                    1999            1998            1999            1998
                                                                ------------    ------------    ------------    ------------
                                                                 (Restated)                      (Restated)
Interest Income:
 Loans, including fees ......................................   $     42,594    $     42,953    $     83,580    $     84,725
   Investment securities:
     Taxable ................................................          5,033           4,130           9,950           8,176
     Tax-exempt .............................................          1,983           1,982           3,895           3,979
     Other ..................................................            262             253             345             330
                                                                ------------    ------------    ------------    ------------
Total Interest Income .......................................         49,872          49,318          97,770          97,210

Interest Expense:
   Deposits .................................................         21,797          21,927          42,471          41,911
   Short-term borrowings ....................................          3,065           3,556           6,483           7,988
   Long-term debt ...........................................            227             224             454             456
                                                                ------------    ------------    ------------    ------------
Total Interest Expense ......................................         25,089          25,707          49,408          50,355
                                                                ------------    ------------    ------------    ------------
Net Interest Income .........................................         24,783          23,611          48,362          46,855
Provision for Loan Losses ...................................          1,443           2,689           2,736           5,090
                                                                ------------    ------------    ------------    ------------
Net Interest Income After
   Provision for Loan Losses ................................         23,340          20,922          45,626          41,765

Noninterest Income:
   Trust fees ...............................................          2,302           2,094           4,568           4,160
   Service charges on deposit accounts ......................          1,696           1,432           3,236           2,838
   Loan servicing and sale income ...........................          3,881           3,516           9,478           6,036
   Equipment rental income ..................................          4,090           2,936           7,503           5,283
   Other income .............................................          2,547           2,382           5,048           4,827
   Investment securities and other investment (losses) ......           (400)           (584)           (477)           (706)
                                                                ------------    ------------    ------------    ------------
Total Noninterest Income ....................................         14,116          11,776          29,356          22,438
                                                                ------------    ------------    ------------    ------------
Noninterest Expense:
   Salaries and employee benefits ...........................         13,082          11,674          26,054          23,361
   Net occupancy expense ....................................          1,310           1,227           2,568           2,445
   Furniture and equipment expense ..........................          1,960           1,697           3,971           3,339
   Depreciation - leased equipment ..........................          3,097           2,162           6,077           3,982
   Business development and marketing expense ...............          1,053             933           1,784           1,520
   Other expense ............................................          4,199           2,794           7,847           5,694
                                                                ------------    ------------    ------------    ------------
Total Noninterest Expense ...................................         24,701          20,487          48,301          40,341
                                                                ------------    ------------    ------------    ------------
Income Before Income Taxes and Subsidiary Trust Distributions         12,755          12,211          26,681          23,862
Income taxes ................................................          4,330           4,309           9,174           8,235
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            551             560           1,105           1,125
                                                                ------------    ------------    ------------    ------------
Net Income ..................................................   $      7,874    $      7,342    $     16,402    $     14,502
                                                                ============    ============    ============    ============
Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................         (2,358)            (53)         (3,137)            342
                                                                ------------    ------------    ------------    ------------
Total Comprehensive Income ..................................   $      5,516    $      7,289    $     13,265    $     14,844
                                                                ============    ============    ============    ============
Per Common Share: (1)
  Basic Net Income Per Common Share .........................   $       0.41    $       0.38    $       0.86    $       0.76
                                                                ============    ============    ============    ============
  Diluted Net Income Per Common Share .......................   $       0.41    $       0.38    $       0.85    $       0.74
                                                                ============    ============    ============    ============
  Dividends .................................................   $      0.080    $      0.066    $      0.153    $      0.132
                                                                ============    ============    ============    ============
Basic Weighted Average Common Shares Outstanding ............     19,009,240      19,043,909      18,961,502      19,061,873
                                                                ============    ============    ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     19,323,740      19,425,680      19,282,622      19,453,828
                                                                ============    ============    ============    ============
(1)  The  computation of per share data gives  retroactive  recognition to a 10%
     stock dividend declared on January 14, 1999.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                   Six Months Ended June 30
                                                       1999         1998
                                                     ---------    ---------
                                                    (Restated)
Operating Activities:
  Net income ....................................   $  16,402    $  14,502
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................       2,736        5,090
  Depreciation of premises and equipment ........       8,006        5,797
  Amortization of investment security premiums
    and accretion of discounts, net .............         855          438
  Deferred income taxes .........................        (706)       1,010
  Realized investment securities losses .........         477          706
  Realized (gains) on securitized loans .........      (3,253)         (16)
  Increase in interest receivable ...............      (1,027)      (1,545)
  Increase in interest payable ..................       2,406        4,222
  Other .........................................       9,921       (3,573)
                                                    ---------    ---------

Net Cash Provided by Operating Activities .......      35,817       26,631


Investing Activities:
  Proceeds from sales and maturities
    of investment securities ....................     155,022      101,485
  Purchases of investment securities ............    (138,428)     (95,886)
  Net decrease in short-term investments ........      29,035       10,765
  Loans sold or participated to others ..........     157,846       67,983
  Net increase in loans made to customers
    and principal collections on loans ..........    (275,314)    (206,592)
  Net increase in leased assets .................      (7,915)      (7,344)
  Purchases of premises and equipment ...........      (1,646)     (19,868)
  Increase in other assets ......................      (2,509)      (4,948)
  Other .........................................      (6,432)      14,293
                                                    ---------    ---------

Net Cash Used in Investing Activities ...........     (90,341)    (140,112)


Financing Activities:
  Net increase in demand deposits, NOW
    accounts and savings accounts ...............      42,424       66,590
  Net increase in certificates of deposit .......       5,240      108,295
  Net increase in short-term borrowings .........      13,948       13,236
  Proceeds from issuance of long-term debt ......         579           67
  Payments on long-term debt ....................      (1,860)      (4,049)
  Acquisition of treasury stock .................      (4,134)      (4,302)
  Cash dividends ................................      (2,912)      (2,542)
  Other .........................................          --           12
                                                    ---------    ---------

Net Cash Provided by Financing Activities .......      53,285      177,307

Increase (Decrease) in Cash and Cash Equivalents       (1,239)      63,826

Cash and Cash Equivalents, Beginning of Year ....     132,514       90,864
                                                    ---------    ---------

Cash and Cash Equivalents, End of Period ........   $ 131,275    $ 154,690
                                                    =========    =========

The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

     1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The restated 1998 1st Source Corporation Annual Report on Form 10-K/A and restated quarterly report on Form 10-Q/A for the quarter ended March 31, 1999, should be read in conjunction with these statements.

     2. The financial information for the three months and six months ended June 30, 1999 has been restated for adjustments to revise the income recognition on securitized loans in accordance with SFAS No. 125. Since July 1, 1998, 1st Source has sold capital equipment loans into a securitization facility. As a result of a review of its accounting policies and procedures relating to securitized loans, 1st Source refined its method of estimating the timing of cash flows and the underlying key assumptions of the securitized loans and the value of its retained interests in the loans. These changes resulted only in a difference in timing of the revenue recognition from its securitized loans and has no effect on the total cash flows of the securitized transactions. The changes were applied retroactively to the commencement of this securitization program in the third quarter of 1998. The following summarizes the impact of these adjustments on the assets and liabilities as of June 30, 1999 and to the results of operations for the three months and six months ended June 30, 1999:

                                                  June 30, 1999
                                                  -------------
                                           As reported       As restated
                                           -----------       -----------
          BALANCE SHEET
          -------------
          Reserve for Loan Losses          $   43,300        $   39,403
          Net Loans                         1,953,706         1,957,603
          Retained Interest Assets             13,593            11,418
          Total Assets                      2,808,053         2,809,775
          Total Liabilities                 2,537,812         2,538,504
          Shareholders' Equity                225,491           226,521
          Total Liabilities and
            Shareholders' Equity            2,808,053         2,809,775

                                           Three Months Ended                  Six Months Ended
                                             June 30, 1999                      June 30, 1999
                                             -------------                      -------------
                                       As reported      As restated      As reported      As restated
                                       -----------      -----------      -----------      -----------
     INCOME STATEMENT
     ----------------
     Total Noninterest Income          $   14,853       $   14,116       $   29,039       $   29,356
     Income Before Taxes                   13,492           12,755           26,364           26,681
     Income Taxes                           4,614            4,330            9,052            9,174
     Net Income                             8,327            7,874           16,207           16,402
     Comprehensive Income                   6,016            5,516           13,169           13,265
     Basic EPS                               0.43             0.41             0.85             0.86
     Diluted EPS                             0.43             0.41             0.84             0.85


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

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     As more fully described in Note 2 to the Consolidated Condensed Financial Statements, certain information related to the activity for the three and six months ended June 30, 1999 has been restated.

     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the restated 1998 1st Source Corporation Annual Report on Form 10-K/A and the restated quarterly report on Form 10-Q/A for the quarter ended March 31, 1999.

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

                COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                          ENDED JUNE 30, 1999 AND 1998


     Net income for the three-month and six-month periods ended June 30, 1999, was $7,874,000 and $16,402,000 respectively, compared to $7,342,000 and
$14,502,000 for the equivalent periods in 1998. The primary reasons for the increase were an increase in net interest income, a strong increase in noninterest income and a decrease in the provision for loan losses. This was offset by an increase in noninterest expense.

     Diluted net income per common share increased to $0.41 and $0.85, respectively, for the three-month and six-month periods ended June 30, 1999, from $0.38 and $0.74 in 1998. Return on average common shareholders' equity was 14.84% for the six months ended June 30, 1999, compared to 14.58% in 1998. The return on total average assets was 1.23% for the six months ended June 30, 1999, compared to 1.18% in 1998.


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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                              Three Months Ended June 30
                                        ------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
                                        (Restated)
ASSETS:
Investment securities:
  Taxable .................   $  343,196  $ 5,033  5.88%  $  274,569  $ 4,130  6.03%
  Tax exempt (1) ..........      162,915    2,843  7.00%     151,367    2,840  7.53%
Net loans (2 & 3) .........    1,949,409   42,639  8.77%   1,883,477   43,006  9.16%
Other investments .........       23,067      263  4.57%      18,554      253  5.47%
                              ----------  -------- -----  ----------  -------  ----

Total Earning Assets           2,478,587   50,778  8.22%   2,327,967   50,229  8.65%

Cash and due from banks ...      114,612                      84,975
Reserve for loan losses ...      (38,811)                    (38,279)
Other assets ..............      186,735                     154,104
                              ----------                  ----------

Total .....................   $2,741,123                  $2,528,767
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $1,898,133  $21,797  4.61%  $1,752,291  $21,927  5.02%
  Short-term borrowings ...      230,487    3,064  5.33%     227,213    3,555  6.28%
  Long-term debt ..........       12,939      228  7.07%      12,660      225  7.12%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,141,559   25,089  4.70%   1,992,164   25,707  5.18%


  Noninterest bearing deposits   284,432                     246,131
  Other liabilities .......       89,578                      87,672
  Shareholders' equity ....      225,554                     202,800
                              ----------                  ----------

Total .....................   $2,741,123                  $2,528,767
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $25,689                     $24,522
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.16%                       4.23%
                                                   =====                       =====

                                               Six Months Ended June 30
                                        -------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
                                        (Restated)
ASSETS:
Investment securities:
  Taxable .................   $  345,904  $ 9,950  5.80%  $  272,904  $ 8,176  6.04%
  Tax exempt (1) ..........      159,322    5,610  7.10%     150,107    5,695  7.65%
Net loans (2 & 3) .........    1,917,540   83,673  8.80%   1,860,377   84,829  9.20%
Other investments .........       15,383      346  4.53%      12,044      330  5.53%
                              ----------  -------  -----  ----------  -------  ----

Total Earning Assets ......    2,438,149   99,579  8.24%   2,295,432   99,030  8.70%

Cash and due from banks ...      109,961                      81,751
Reserve for loan losses ...      (38,662)                    (37,202)
Other assets ..............      181,624                     148,636
                              ----------                  ----------

Total .....................   $2,691,072                  $2,488,617
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $1,847,461  $42,471  4.64%  $1,690,902  $41,911  5.00%
  Short-term borrowings ...      243,374    6,483  5.37%     259,891    7,988  6.20%
  Long-term debt ..........       13,045      455  7.03%      12,983      456  7.09%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,103,880   49,409  4.74%   1,963,776   50,355  5.17%


  Noninterest bearing deposits   276,524                     239,611
  Other liabilities .......       87,720                      84,627
  Shareholders' equity ....      222,948                     200,603
                              ----------                  ----------

Total .....................   $2,691,072                  $2,488,617
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $50,170                     $48,675
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.15%                       4.28%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. Tax equivalent adjustments for the three-month periods were $860 in 1999 and $858 in 1998 and for the six-month periods were $1,715 in 1999 and $1,716 in 1998.

(2) Loan income includes fees on loans for the three-month periods of $1,391 in 1999 and $1,221 in 1998 and for the six-month periods of $2,800 in 1999 and $2,315 in 1998. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. The tax equivalent adjustments for the three-month periods were $45 in 1999 and $53 in 1998 and for the six-month periods were $93 in 1999 and $104 in 1998.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three-month period ended June 30, 1999, and 1998, was $1,443,000 and $2,689,000, respectively, and was $2,736,000 and $5,090,000 for the six-month periods ended June 30, 1999 and 1998. Net Charge-offs of $223,000 have been recorded for the three-month period ended June 30, 1999, compared to $654,000 of Net Charge-offs for the same period in 1998. Year-to-date Net Charge-offs of $365,000 have been recorded in 1999, compared to Net Charge-offs of $805,000 through June 1998. The reserve for loan losses was $39,403,000 or 1.97% of net loans at June 30, 1999, compared to $38,629,000 or
2.05% of net loans at December 31, 1998.

     Non-performing assets at June 30, 1999, were $10,993,000 compared to $10,571,000 at December 31, 1998, an increase of 3.99%. At June 30, 1999, non-performing assets were 0.55% of net loans compared to 0.56% at December 31, 1998. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of June 30, 1999.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended June 30, 1999, and 1998 was $14,116,000 and $11,776,000, respectively, and for the six-month periods was $29,356,000 in 1999 and $22,438,000 in 1998. For the six-month period, trust fees increased 9.82%, service charges on deposit accounts increased 13.99%, loan servicing and sale income increased 57.03%, equipment rental income increased 42.03% and other income increased 4.58%. The increase in servicing and sale income is due to increased loan securitization activity. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net losses for the six-month period ended June 30, 1999, were $477,000 compared to net losses of $706,000 in 1998. The net losses for both years were primarily attributed to certain partnership and venture capital investments.

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

INCOME TAXES

    The provision for income taxes for the three-month and six-month periods ended June 30, 1999, was $4,330,000 and $9,174,000, respectively, compared to $4,309,000 and $8,235,000 for the comparable periods in 1998. The provision for income taxes for the six months ended June 30, 1999, and 1998, is at a rate which management believes approximates the effective rate for the year.


CAPITAL RESOURCES

    The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.80% at June 30, 1999.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 1999 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 1999 was 11.80% and the total risk-based capital ratio was 13.05%.


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