Form 10-Q/A
period 1999-09-30
1ST SOURCE CORP
filed 2000-03-16
CIK 34782

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

                             INTRODUCTORY STATEMENT

     1st Source is filing this Form 10-Q/A for the quarterly period ended September 30, 1999 to restate the financial information pertaining to income recognition on securitized loans in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This restatement had the effect of decreasing loan servicing and sale income by $821,000 and net income by $504,000, or $0.02 per diluted common share, for the three months ended September 30, 1999. For the nine months ended September 30, 1999, this restatement had the effect of decreasing loan servicing and sale income by $504,000 and net income by $309,000, or $0.01 per diluted common share. As of September 30, 1999, this restatement reduced retained interest assets by $4,258,000, decreased the reserve for loan losses by $5,089,000 and increased shareholders' equity by $485,000. See Note 2 to Item 1, below.

                          PART I. FINANCIAL INFORMATION


ITEM 1.       Financial Statements

                                                                            Page

    Consolidated statements of financial condition --
    September 30, 1999, and December 31, 1998                              3

    Consolidated statements of income --
    three months and nine months ended September 30, 1999 and 1998         4

    Consolidated statements of cash flows --
    nine months ended September 30, 1999 and 1998                          5

    Notes to the Consolidated Financial Statements                         6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                    September 30,  December 31,
                                                         1999           1998
                                                    -------------  ------------
                                                      (Restated)     (Restated)
ASSETS

Cash and due from banks .........................   $   118,275    $   132,514
Federal funds sold and
  interest bearing deposits with other banks ....         3,661         41,951
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $431,420 and $440,147
    at September 30, 1999 and December 31, 1998)        429,539        443,691
  Securities held-to-maturity, at amortized cost
    (fair value of $81,194 and $99,734 at
    September 30, 1999 and December 31, 1998) ...        83,284         96,008
                                                    -----------    -----------

Total Investment Securities .....................       512,823        539,699

Loans - net of unearned discount ................     1,956,696      1,881,696
  Reserve for loan losses .......................       (39,814)       (38,629)
                                                    -----------    -----------

Net Loans .......................................     1,916,882      1,843,067

Equipment owned under operating leases,
   net of accumulated depreciation                       66,261         54,170
Premises and equipment,
   net of accumulated depreciation ..............        32,374         31,227
Other assets ....................................        93,751         90,964
                                                    -----------    -----------

Total Assets ....................................   $ 2,744,027    $ 2,733,592
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ...........................   $   281,122    $   294,810
  Interest bearing ..............................     1,831,148      1,882,297
                                                    -----------    -----------

Total Deposits ..................................     2,112,270      2,177,107

Federal funds purchased and securities
  sold under agreements to repurchase ...........       179,034        159,478
Other short-term borrowings .....................       119,684         82,681
Other liabilities ...............................        45,006         39,594
Long-term debt ..................................        11,814         13,189
                                                    -----------    -----------

Total Liabilities ...............................     2,467,808      2,472,049

Guaranteed preferred beneficial interests
  in the Company's subordinated debentures ......        44,750         44,750

Shareholders' equity:
  Common stock-no par value .....................         6,883          6,270
  Capital surplus ...............................       179,905        121,456
  Retained earnings .............................        59,187         98,300
  Less cost of common stock in treasury .........       (14,539)       (12,723)
  Net unrealized appreciation (depreciation)
    of securities available-for-sale ............            33          3,490
                                                    -----------    -----------

Total Shareholders' Equity ......................       231,469        216,793
                                                    -----------    -----------

Total Liabilities and Shareholders' Equity ......   $ 2,744,027    $ 2,733,592
                                                    ===========    ===========

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF INCOME  1st  Source  Corporation  and  Subsidiaries
(Dollars in thousands, except per share amounts)

                                                                     Three Months Ended                 Nine Months Ended
                                                                       September  30                      September 30
                                                                     ------------------                 -----------------
                                                                    1999             1998           1999             1998
                                                                ------------    ------------    ------------    ------------
                                                                 (Restated)      (Restated)      (Restated)      (Restated)
Interest Income:
    Loans, including fees ...................................   $     43,813    $     42,459   $    127,393    $    127,184
    Investment securities:
        Taxable .............................................          4,763           4,160         14,713          12,336
        Tax-exempt ..........................................          1,993           1,982          5,888           5,961
        Other ...............................................             29             754            374           1,084
                                                                ------------    ------------   ------------    ------------
Total Interest Income .......................................         50,598          49,355        148,368         146,565

Interest Expense:
    Deposits ................................................         20,483          22,259         62,954          64,170
    Short-term borrowings ...................................          4,273           3,352         10,756          11,340
    Long-term debt ..........................................            216             232            670             688
                                                                ------------    ------------   ------------    ------------
Total Interest Expense ......................................         24,972          25,843         74,380          76,198
                                                                ------------    ------------   ------------    ------------
Net Interest Income .........................................         25,626          23,512         73,988          70,367
Provision for Loan Losses ...................................          2,232           2,042          4,968           7,132
                                                                ------------    ------------   ------------    ------------
Net Interest Income After

    Provision for Loan Losses ...............................         23,394          21,470         69,020          63,235

Noninterest Income:
    Trust fees ..............................................          2,158           2,191          6,726           6,351
    Service charges on deposit accounts .....................          1,818           1,482          5,054           4,320
    Loan servicing and sale income ..........................          4,932           4,868         14,410          10,904
    Equipment rental income .................................          4,846           3,602         12,349           8,885
    Other income ............................................          2,702           2,578          7,749           7,405
    Investment securities and other investment (losses) .....           --              --             (476)           (706)
                                                                ------------    ------------   ------------    ------------
Total Noninterest Income ....................................         16,456          14,721         45,812          37,159
                                                                ------------    ------------   ------------    ------------
Noninterest Expense:
    Salaries and employee benefits ..........................         13,770          11,905         39,824          35,266
    Net occupancy expense ...................................          1,332           1,250          3,900           3,695
    Furniture and equipment expense .........................          1,895           1,826          5,866           5,165
    Depreciation - leased equipment .........................          3,359           2,354          9,436           6,336
    Business development and marketing expense ..............          1,329             861          3,113           2,381
    Other expense ...........................................          4,108           4,064         11,955           9,758
                                                                ------------    ------------   ------------    ------------
Total Noninterest Expense ...................................         25,793          22,260         74,094          62,601
                                                                ------------    ------------   ------------    ------------
Income Before Income Taxes and Subsidiary Trust Distributions         14,057          13,931         40,738          37,793
Income taxes ................................................          4,883           5,041         14,057          13,276
Distribution on preferred securities of
    subsidiary trusts, net of income tax benefit ............            561             554          1,666           1,679
                                                                ------------    ------------   ------------    ------------
Net Income ..................................................   $      8,613    $      8,336   $     25,015    $     22,838
                                                                ============    ============   ============    ============
Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................           (320)          1,583         (3,457)          1,925
                                                                ------------    ------------   ------------    ------------
Total Comprehensive Income ..................................   $      8,293    $      9,919   $     21,558    $     24,763
                                                                ============    ============   ============    ============
Per Common Share: (1)
   Basic Net Income Per Common Share ........................   $       0.46    $       0.45   $       1.32    $       1.21
                                                                ============    ============   ============    ============
   Diluted Net Income Per Common Share ......................   $       0.45    $       0.43   $       1.30    $       1.17
                                                                ============    ============   ============    ============
   Dividends ................................................   $      0.080    $      0.073   $      0.233    $      0.205
                                                                ============    ============   ============    ============
Basic Weighted Average Common Shares Outstanding ............     18,924,119      18,944,008     18,948,904      19,022,153
                                                                ============    ============   ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     19,222,334      19,314,508     19,262,305      19,406,878
                                                                ============    ============   ============    ============

(1) The computation of per share data gives retroactive recognition to a 10% stock dividend declared on January 14, 1999.

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                 Nine Months Ended September 30
                                                       1999          1998
                                                     ---------    ---------
                                                     (Restated)   (Restated)
Operating Activities:
  Net income ......................................   $  25,015    $  22,838
  Adjustments to reconcile net income to net cash
      provided by operating activities:
  Provision for loan losses .......................       4,968        7,132
  Depreciation of premises and equipment
      and leased equipment ........................      12,361        9,071
  Amortization of investment security premiums
      and accretion of discounts, net .............       1,224          711
  Deferred income taxes ...........................         193        3,521
  Realized investment securities losses ...........         476          706
  Realized (gains) on securitized loans ...........      (4,117)      (1,917)
  Increase in interest receivable .................        (727)        (682)
  Increase in interest payable ....................       1,057        6,880
  Other ...........................................       2,959        7,351
                                                      ---------    ---------

Net Cash Provided by Operating Activities .........      43,409       55,611


Investing Activities:
  Proceeds from sales and maturities
    of investment securities                            212,503      148,977
  Purchases of investment securities ..............    (192,752)    (206,304)
  Net (increase) decrease in short-term investments      38,290      (37,644)
  Loans sold or participated to others ............     267,421      307,097
  Net increase in loans made to customers
      and principal collections on loans ..........    (346,356)    (296,646)
  Net increase in operating leases ................      (9,970)     (16,112)
  Purchases of premises and equipment .............      (3,163)      (2,380)
  Increase in other assets ........................      (1,804)     (13,100)
  Other ...........................................      (1,124)      (6,806)
                                                      ---------    ---------

Net Cash Used in Investing Activities .............     (36,955)    (122,918)


Financing Activities:
  Net increase (decrease) in demand deposits, NOW
      accounts and savings accounts ...............     (74,127)      12,416
  Net increase in certificates of deposit .........       9,290       90,405
  Net increase (decrease) in short-term borrowings       56,560      (18,297)
  Proceeds from issuance of long-term debt ........         862          522
  Payments on long-term debt ......................      (2,237)      (4,169)
  Acquisition of treasury stock ...................      (6,614)      (5,474)
  Cash dividends ..................................      (4,427)      (3,919)
  Other ...........................................          --           12
                                                      ---------    ---------

Net Cash Provided by (Used in) Financing Activities     (20,693)      71,496

Increase (Decrease) in Cash and Cash Equivalents ..     (14,239)       4,189

Cash and Cash Equivalents, Beginning of Year ......     132,514       90,864
                                                      ---------    ---------

Cash and Cash Equivalents, End of Period ..........   $ 118,275    $  95,053
                                                      =========    =========



The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The restated 1998 1st Source Corporation Annual Report on Form 10-K/A and restated quarterly reports on Form 10-Q/A for the quarters ended March 31, and June 30, 1999 should be read in conjunction with these statements.

2. The financial information for the three months and nine months ended September 30, 1999 has been restated for adjustments to revise the income recognition on securitized loans in accordance with SFAS No. 125. Since
     July 1, 1998, 1st Source has sold capital equipment loans into a securitization facility. As a result of a review of its accounting policies and procedures relating to securitized loans, 1st Source refined its method of estimating the timing of cash flows and the underlying key assumptions of the securitized loans and the value of its retained interests in the loans. These changes resulted only in a difference in timing of the revenue recognition from its securitized loans and has no effect on the total cash flows of the securitized transactions. The changes were applied retroactively to the commencement of this securitization program in the third quarter of 1998. The following summarizes the impact of these adjustments on the assets and liabilities as of September 30, 1999 and to the results of operations for the three months and nine months ended September 30, 1999:

                                               September 30, 1999
                                               ------------------
                                           As reported       As restated
                                           -----------       -----------
          BALANCE SHEET
          -------------
          Reserve for Loan Losses          $   44,903        $   39,814
          Net Loans                         1,911,793         1,916,882
          Retained Interest Assets             16,175            11,917
          Total Assets                      2,743,196         2,744,027
          Total Liabilities                 2,467,462         2,467,808
          Shareholders' Equity                230,984           231,469
          Total Liabilities and
            Shareholders' Equity            2,743,196         2,744,027


                                           Three Months Ended                  Nine Months Ended
                                           September 30, 1999                 September 30, 1999
                                           ------------------                 ------------------
                                       As reported      As restated      As reported      As restated
                                       -----------      -----------      -----------      -----------
     INCOME STATEMENT
     ----------------
     Total Noninterest Income          $   17,277       $   16,456       $   46,316       $   45,812
     Income Before Taxes                   14,878           14,057           41,242           40,738
     Income Taxes                           5,200            4,883           14,252           14,057
     Net Income                             9,117            8,613           25,324           25,015
     Comprehensive Income                   8,838            8,293           22,007           21,558
     Basic EPS                               0.49             0.46             1.34             1.32
     Diluted EPS                             0.47             0.45             1.31             1.30

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

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     As more fully described in Note 2 to the Consolidated Condensed Financial Statements, certain information related to the activity for the three and nine months ended September 30, 1999 has been restated.

     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the restated 1998 1st Source Corporation Annual Report on Form 10-K/A and the restated quarterly report on Form 10-Q/A for the quarters ended March 31, and June 30, 1999.

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

                COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


     Net income for the three-month and nine-month periods ended September 30, 1999, was $8,613,000 and $25,015,000 respectively, compared to $8,336,000 and
$22,838,000 for the equivalent periods in 1998. The primary reasons for the increase were an increase in net interest income and an increase in noninterest income. This was offset by an increase in noninterest expense.

     Diluted net income per common share increased to $0.45 and $1.30, respectively, for the three-month and nine-month periods ended September 30, 1999, from $0.43 and $1.17 in 1998. Return on average common shareholders' equity was 14.87% for the nine months ended September 30, 1999, compared to 15.06% in 1998. The return on total average assets was 1.23% for the nine months ended September 30, 1999, compared to 1.22% in 1998.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                           Three Months Ended September 30
                                        -------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
                                        (Restated)                  (Restated)
ASSETS:

Investment securities:
  Taxable .................   $  337,702  $ 4,763  5.60%  $  282,635 $  4,160  5.84%
  Tax exempt (1) ..........      163,064    2,864  6.97%     151,086    2,809  7.37%
Net loans (2 & 3) .........    1,979,307   43,867  8.79%   1,842,592   42,512  9.15%
Other investments .........        2,666       29  4.32%      54,493      753  5.48%
                              ----------  -------- -----  ----------  -------  ----

Total Earning Assets ......    2,482,739   51,523  8.23%   2,330,806   50,234  8.55%

Cash and due from banks ...      112,985                      86,283
Reserve for loan losses ...      (38,951)                    (39,385)
Other assets ..............      191,124                     161,647
                              ----------                  ----------

Total .....................   $2,747,897                  $2,539,351
                              ==========                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing deposits .   $1,804,569  $20,483  4.50%  $1,761,760 $ 22,259  5.01%
Short-term borrowings .....      324,757    4,273  5.22%     214,418    3,352  6.20%
Long-term debt ............       11,835      215  7.22%      13,006      232  7.08%
                              ----------  -------- -----  ----------  -------  ----

Total Interest Bearing

  Liabilities .............    2,141,161   24,971  4.63%   1,989,184   25,843  5.15%


Noninterest bearing deposits     287,210                     252,015
Other liabilities .........       90,858                      91,048
Shareholders' equity ......      228,668                     207,104
                              ----------                  ----------

Total .....................   $2,747,897                  $2,539,351
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $26,552                    $ 24,391
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.24%                       4.15%
                                                   =====                       =====


                                            Nine Months Ended September 30
                                         ------------------------------------
                                           1999                       1998
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
                                        (Restated)                  (Restated)
ASSETS:

Investment securities:
  Taxable .................   $  343,140  $14,713  5.73%  $  276,183 $ 12,336  5.97%
  Tax exempt (1) ..........      160,583    8,474  7.06%     150,437    8,504  7.56%
Net loans (2 & 3) .........    1,938,355  127,540  8.80%   1,854,384  127,341  9.18%
Other investments .........       11,097      374  4.51%      26,349    1,083  5.50%
                              ----------  -------- -----  ----------  -------  ----

Total Earning Assets ......    2,453,175  151,101  8.24%   2,307,353  149,264  8.65%

Cash and due from banks ...      110,980                      83,278
Reserve for loan losses ...      (38,759)                    (37,938)
Other assets ..............      184,826                     153,021
                              ----------                  ----------

Total .....................   $2,710,222                  $2,505,714
                              ==========                  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing deposits .   $1,833,007  $62,954  4.59%  $1,716,770 $ 64,170  5.00%
Short-term borrowings .....      270,800   10,756  5.31%     244,567   11,340  6.20%
Long-term debt ............       12,637      670  7.09%      12,990      688  7.08%
                              ----------  -------- -----  ----------  -------  ----

Total Interest Bearing

  Liabilities .............    2,116,444   74,380  4.70%   1,974,327   76,198  5.16%


Noninterest bearing deposits     280,125                     241,802
Other liabilities .........       88,778                      86,791
Shareholders' equity ......      224,875                     202,794
                              ----------                  ----------

Total .....................   $2,710,222                  $2,505,714
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $76,721                     $73,066
                                          =======                     =======

Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.18%                       4.23%
                                                   =====                       =====


(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. Tax equivalent adjustments for the three-month periods were $871 in 1999 and $827 in 1998 and for the nine-month periods were $2,586 in 1999 and $2,543 in 1998.

(2) Loan income includes fees on loans for the three-month periods of $1,502 in 1999 and $1,279 in 1998 and for the nine-month periods of $4,302 in 1999 and $3,594 in 1998. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 1999 and 1998. The tax equivalent adjustments for the three-month periods were $55 in 1999 and $53 in 1998 and for the nine-month periods were $148 in 1999 and $157 in 1998.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three-month period ended September 30, 1999, and 1998, was $2,232,000 and $2,042,000, respectively, and was
$4,968,000 and $7,132,000 for the nine-month periods ended September 30, 1999 and 1998. Net Charge-offs of $629,000 have been recorded for the three-month period ended September 30, 1999, compared to $1,462,000 of Net Charge-offs for the same period in 1998. Year-to-date Net Charge-offs of $994,000 have been recorded in 1999, compared to Net Charge-offs of $2,267,000 through September 1998. The reserve for loan losses was $39,814,000 or 2.03% of net loans at September 30, 1999, compared to $38,629,000 or 2.05% of net loans at December 31, 1998.

     Non-performing assets at September 30, 1999, were $11,843,000 compared to $10,571,000 at December 31, 1998, an increase of 12.03%. At September 30, 1999, non-performing assets were 0.61% of net loans compared to 0.56% at December 31, 1998. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of September 30, 1999.

NONINTEREST INCOME

     Noninterest income for the three-month periods ended September 30, 1999, and 1998 was $16,456,000 and $14,721,000, respectively, and for the nine-month periods was $45,812,000 in 1999 and $37,159,000 in 1998. For the nine-month period, trust fees increased 5.91%, service charges on deposit accounts increased 16.99%, loan servicing and sale income increased 32.16%, equipment rental income increased 38.98% and other income increased 4.65%. The increase in servicing and sale income is due to increased loan securitization activity. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net losses for the nine-month period ended September 30, 1999, were $476,000 compared to net losses of $706,000 in 1998. The net losses for both years were primarily attributed to certain partnership and venture capital investments.

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

INCOME TAXES

    The provision for income taxes for the three-month and nine-month periods ended September 30, 1999, was $4,883,000 and $14,057,000, respectively, compared to $5,041,000 and $13,276,000 for the comparable periods in 1998. The provision for income taxes for the nine months ended September 30, 1999, and 1998, is at a rate which management believes approximates the effective rate for the year.

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