Form 10-K
period 1999-12-31
1ST SOURCE CORP
filed 2000-03-16
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended    December 31, 1999
                                       -----------------
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

                        Common Stock - without par value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant as of February 14, 2000. Common Stock, without par value - $197,728,604.
--------------------------------------------------------------------------------
The number of shares outstanding of each of the registrant's classes of stock as of February 14, 2000. Common Stock, without par value - 19,043,741 shares.
--------------------------------------------------------------------------------
9% Cumulative Trust Preferred Securities and related guarantee, $25 par value - 1,100,000 shares.
--------------------------------------------------------------------------------
Floating Rate Cumulative Trust Preferred Securities and related guarantee, $25 par value - 690,000 shares.
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 1999, are incorporated by reference into Part II. Portions of the annual proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Parts II and III.

                     1ST SOURCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K

                                      Index

                                      Part I                              Page
                                      ------                              ----
Item  1.    Business ....................................................   3
Item  2.    Properties ..................................................  21
Item  3.    Legal Proceedings ...........................................  21
Item  4.    Submission of Matters to a Vote of Security Holders .........  21

                                      Part II
                                      -------
Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters .........................................  21
Item  6.    Selected Financial Data .....................................  21
Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................  21
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ..  22
Item  8.    Financial Statements and Supplementary Data .................  22
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  22

                                     Part III
                                     --------
Item 10.    Directors and Executive Officers of the Registrant ..........  22
Item 11.    Executive Compensation ......................................  22
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management .......................................  22
Item 13.    Certain Relationships and Related Transactions ..............  22

                                    Part IV
                                    -------
Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K .................................................  23


Signatures  .............................................................  24

PART I

ITEM 1.  BUSINESS

GENERAL

         1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 1999, 1st Source had assets of $2.87 billion, deposits of $2.13 billion and total shareholders' equity of $238.8 million. Pages 20 through 41 of 1st Source's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference.

         1st Source, through its principal subsidiary 1st Source Bank (the "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 50 banking locations in the northern Indiana/southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private aircraft, automobiles for leasing and rental agencies, heavy duty trucks and construction equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of nine counties in northern Indiana and three counties in southwestern lower Michigan. South Bend, in St. Joseph County, is the largest city in its market area, and is a regional center for educational institutions, health care, financial, accounting and legal services and retailing.

         1st Source's other subsidiaries include 1st Source Leasing, Inc., an originator and servicer of personal property leases to businesses nationwide, 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend, 1st Source Capital Corporation, a licensed small business investment company, 1st Source Capital Trust I and II, subsidiaries created to issue $44.75 million of Trust Preferred Securities, Michigan Transportation Finance Corporation, a company which manages the non-Indiana assets of our national niche lending businesses, 1st Source Funding Corporation, a qualified special purpose entity established for purposes of administering securitization activity, and Trustcorp Mortgage Company, a mortgage banking company with eight offices in Indiana, Ohio and Kentucky. 1st Source's inactive subsidiaries include 1st Source Travel, Inc., 1st Source Auto Leasing, Inc., and FBT Capital Corporation.

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

         1st Source has employed the following strategies to further its Vision 2000 objectives:

         1. Increase market share in each market served and as a percentage of each customer's relationship. 1st Source has opened 17 new banking locations from 1995 through 1999 as part of its banking center expansion program designed to maintain its position as one of the dominant financial institutions in its market area -- which includes nine counties in northern Indiana and three counties in southwestern lower Michigan. Management believes that such a strategy allows the most effective and efficient use of 1st Source's marketing resources and assures that 1st Source's banking offices are accessible to a majority of the people residing in the markets served. 1st Source's goal is to deliver highly personal and superior customer services through each of its banking facilities and to meet a higher percentage of each customer's financial needs through personal relationship management.

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

         Loans and Leases

         - 1st Source's commercial and agriculture loans at December 31, 1999, were approximately $441 million and were 21.4% of total loans outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area of Northern Indiana and Southwest Michigan.

         - Commercial loans secured by transportation and construction equipment totaled $897 million, or 43.5% of total loans outstanding, at December 31, 1999. This loan area concentrates on specialty finance lending for automobile leasing and rental companies, truck leasing companies, privately- owned aircraft for businesses and individuals and heavy duty trucks and other equipment used in the construction business. Currently, 1st Source has 15 locations nationwide supporting these lending activities. Loan sale and servicing income resulting from loan securitizations from these specialty finance lending activities totaled $12.07 million in 1999. 1st Source also generates equipment rental income through the leasing of various automobiles, construction equipment and other equipment to customers through operating leases, where 1st Source retains ownership of the property being leased. Total equipment rental income for 1999 totaled $17.4 million with depreciation on this equipment amounting to $13.0 million.

         - Loans secured by real estate amounted to $591 million, which was approximately 28.6% of total loans outstanding, at December 31, 1999. The primary focus of this lending area is commercial real estate and residential mortgage lending in the regional market area of Northern Indiana and Southwest Michigan. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company.

         - 1st Source's consumer loans at December 31, 1999, amounted to $134 million and 6.5% of total loans outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

         Deposits

         Through its network of 50 branches in 12 counties in Indiana and Michigan, 1st Source generates deposits to fund its lending activities. Total deposits at December 31, 1999 were $2.13 billion. Enhancing customer service, 1st Source offers banking services, in addition to its traditional branches, through its network of 52 automatic teller machines, bank by phone services and through the internet. Service charges on deposit accounts totaled $6.90 million for 1999.

         Fee Based Businesses

         1st Source maintains various fee based businesses to complement net interest income.

         - Trust fees are generated from employee benefit services, personal and agency trusts and estate planning. In 1999, trust fees were approximately $8.95 million.

         - Mortgage loan sale and servicing income for 1999 amounted to $7.42 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp Mortgage Company. Trustcorp serviced approximately $2.21 billion of mortgage loans at December 31, 1999.

         - Insurance commissions from 1st Source's property and casualty insurance agency totaled $1.51 million for 1999.

COMPETITION

         The activities in which 1st Source and the Bank engage are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. Larger financial institutions competing within 1st Source's principal market, but headquartered elsewhere, include Key Bank, Wells Fargo Bank, Banc One, Fifth Third Bank, Standard Federal Bank, Old Kent Bank and National City Corporation. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

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

         1st Source competes against these financial institutions by offering innovative products and highly personalized services. 1st Source also relies on a history in the market dating back to 1863, relationships that long- term employees have with their customers, and the capacity for quick local decision-making.

EMPLOYEES

         1st  Source  employs   approximately   1,083  persons  on  a  full-time
equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

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

         Gramm-Leach-Bliley Act of 1999. The Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It permits financial organizations flexibility in structuring such affiliations through a holding company structure or a financial subsidiary, with certain limitations on activities and appropriate safeguards. The Act sets forth a system of functional regulation that makes the Board of Governors of the Federal Reserve System (the "Board) the "umbrella supervisor" for holding companies while providing for supervision by other federal and state agencies. The Board and the Secretary of the treasury must coordinate their supervision regarding approval of new financial activities. Banks may not participate in new financial affiliations unless they are well-capitalized and well- managed. Further a bank must have received at least a satisfactory Community Reinvestment Act ("CRA") rating. The Act addresses state regulation of insurance, generally prohibits unitary thrifts from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. While much of the Act is directed to national banks, state banks will generally be able to undertake the activities permitted by the Act. In addition, the provisions for securities transactions, CRA, and privacy apply whether or not a national or state bank elects to become a financial holding company or form or acquire a financial subsidiary. The Act becomes effective March 11, 2000 for the affiliation provisions and provides for various subsequent effective dates for other sections. Regulations will be issued by the regulatory authorities pursuant to a schedule of effective dates under the Act.

         Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities. The various regulatory capital requirements that 1st Source is subject to are disclosed on page 38 in Footnote "O" of the annual shareholders report for year ended December 31, 1999, and is incorporated herein by reference. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

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

         Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $46.5 million or less (subject to adjustment by the Federal Reserve) and 10% must be maintained against that portion of total transaction accounts in excess of such amount.

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

FORWARD LOOKING STATEMENTS

         The information regarding "forward-looking statements" on page 7 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference.

                        SELECTED STATISTICAL INFORMATION
          Distribution of Assets, Liabilities and Shareholders' Equity
                    Interest Rates and Interest Differential
                             (Dollars in Thousands)

Year ended December 31,                     1999                               1998                               1997
                              ----------------------------------   --------------------------------   ------------------------------
                                              Interest                           Interest                           Interest
                                   Average    Income/   Yield/        Average    Income/   Yield/        Average    Income/   Yield/
                                   Balance    Expense   Rate          Balance    Expense   Rate          Balance    Expense   Rate
                              ----------------------------------   --------------------------------  -------------------------------
ASSETS:
   Investment securities:
       Taxable                  $  348,944   $ 20,049    5.75%     $  294,632   $ 17,419    5.91%     $  272,400   $ 16,638    6.11%
       Tax-exempt (1)              161,712     11,336    7.01%        150,678     11,327    7.52%        151,686     11,723    7.73%
   Net loans (2 & 3)             1,949,172    171,770    8.81%      1,853,537    168,664    9.10%      1,610,889    148,061    9.19%
   Other investments                18,354        911    4.96%         45,708      2,348    5.14%         11,662        592    5.09%
                                 ---------    -------    -----      ---------    -------    -----      ---------    -------    -----
Total Earning Assets             2,478,182    204,066    8.23%      2,344,555    199,758    8.52%      2,046,637    177,014    8.65%

   Cash and due from banks         113,099                             86,452                             73,246
   Reserve for loan losses         (39,105)                           (38,050)                           (31,966)
   Other assets                    187,868                            157,968                            110,383
                                ----------                         ----------                         ----------
Total                           $2,740,044                         $2,550,925                         $2,198,300
                                ==========                         ==========                         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest bearing deposits    $1,843,692   $ 84,839    4.60%     $1,748,759   $ 86,264    4.93%     $1,488,287   $ 73,150    4.92%
   Short-term borrowings           283,035     14,995    5.30%        243,431     15,034    6.18%        227,757     13,014    5.71%
   Long-term debt                   12,492        892    7.14%         13,036        929    7.13%         16,527      1,160    7.02%
                                 ---------    -------    -----      ---------    -------    -----      ---------    -------    -----
Total Interest Bearing
  Liabilities                    2,139,219    100,726    4.71%      2,005,226    102,227    5.10%      1,732,571     87,324    5.04%

   Noninterest bearing deposits    283,479                            250,755                            210,686
   Other liabilities                90,152                             89,343                             72,500
   Shareholders' equity            227,194                            205,601                            182,543
                                ----------                         ----------                         ----------
Total                           $2,740,044                         $2,550,925                         $2,198,300
                                ==========                         ==========                         ==========
Net Interest Income                          $103,340                            $97,531                            $89,690
                                             ========                            =======                            =======
Net Yield on Earning Assets on
   a Taxable Equivalent Basis                            4.17%                              4.16%                              4.38%
                                                         =====                              =====                              =====

(1) Interest income including the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $3,441 in 1999, $3,408 in 1998 and $3,536 in 1997.

(2) Loan income includes fees on loans of $5,745 in 1999, $4,889 in 1998 and $4,097 in 1997. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $196 in 1999, $202 in 1998 and $162 in 1997.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                  Increase (Decrease) Due to (1)
                                                  Volume       Rate         Net
                                                 --------    --------    --------
                                                           (In Thousands)
1999 compared to 1998
   Interest earned on:
     Loans ...................................   $  8,041    $ (4,935)   $  3,106
     Investment securities:
       Taxable ...............................      3,086        (456)      2,630
       Tax-exempt ............................        126        (116)         10
     Interest-bearing deposits with
        other banks ..........................       --           (18)        (18)
     Federal funds sold and other
        money market investments .............     (1,416)         (4)     (1,420)
                                                 --------    --------    --------
            Total Earning Assets .............   $  9,837    $ (5,529)   $  4,308

   Interest paid on:
     Savings deposits ........................      4,829       2,073       6,902
     Other time deposits .....................     (3,580)     (4,747)     (8,327)
     Short-term borrowings ...................       (308)        269         (39)
     Long-term debt ..........................        (38)          1         (37)
                                                 --------    --------    --------
            Total Interest-Bearing Liabilities        903      (2,404)     (1,501)
                                                 --------    --------    --------
   Net Interest Income .......................   $  8,934    $ (3,125)   $  5,809
                                                 ========    ========    ========


1998 compared to 1997
   Interest earned on:
     Loans ...................................   $ 22,038    $ (1,435)   $ 20,603
     Investment securities:
       Taxable ...............................      1,297        (516)        781
       Tax-exempt ............................        (80)       (317)       (397)
     Interest-bearing deposits with
       other banks ...........................         (1)         27          26
     Federal funds sold and other
       money market investments ..............      1,764         (33)      1,731
                                                 --------    --------    --------
            Total Earning Assets .............     25,018      (2,274)     22,744

   Interest paid on:
     Savings deposits ........................      2,084       1,113       3,197
     Other time deposits .....................     10,463        (546)      9,917
     Short-term borrowings ...................        909       1,111       2,020
     Long-term debt ..........................       (249)         18        (231)
                                                 --------    --------    --------
            Total Interest-Bearing Liabilities     13,207       1,696      14,903
                                                 --------    --------    --------
   Net Interest Income .......................   $ 11,811    $ (3,970)   $  7,841
                                                 ========    ========    ========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                              December 31
                                                                --------------------------------------
                                                                  1999           1998           1997
                                                                --------       --------       --------
                                                                            (In Thousands)
U.S. Treasury and government agencies and corporations          $282,313       $284,327       $228,884
States and political subdivisions                                161,125        154,473        148,228
Other                                                            103,792        100,899         37,796
                                                                --------       --------       --------
                   Total                                        $547,230       $539,699       $414,908


The following table shows the maturities of investment securities at December 31, 1999, at the carrying amounts and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 40.525% tax rate) of such securities.

                                                                             Maturing
                                  -------------------------------------------------------------------------------------------------
                                                                After One                  After Five
                                        Within                  But Within                 But Within                   After
                                       One Year                 Five Years                 Ten Years                  Ten Years
                                  -----------------          ----------------           ----------------          ----------------
                                    Amount    Yield           Amount    Yield            Amount    Yield           Amount    Yield
                                  --------    -----          --------   -----           -------    -----          -------    -----
                                                                        (Dollars in Thousands)
U.S. Treasury and
     government agencies
     and corporations             $ 89,949    5.33%          $162,112   5.62%           $12,474    6.08%          $17,778    6.39%

States and political

     subdivisions                   12,177    6.30%           110,530   6.56%            30,303    7.77%            8,115    6.63%

Other                               30,445    6.29%            22,277   5.86%               223    5.41%           50,847    6.37%
                                ----------    -----        ----------   -----           -------    -----          -------    -----
              Total               $132,571    5.64%          $294,919   5.99%           $43,000    7.28%          $76,740    6.40%

Weighted average yields on tax-exempt obligations have been computed by adjusting tax-exempt income to a fully taxable equivalent basis, excluding the effect of the tax preference interest expense adjustments.

LOAN PORTFOLIO

The following table shows 1st Source's loan distribution at the end of each of the last five years for December 31:

                                           1999                1998                1997               1996               1995
                                        ----------          ----------          ----------         ----------         ----------
                                                                          (Dollars in Thousands)
Loans:
     Commercial and agricultural        $  440,909          $  399,013          $  364,391         $  335,192         $  314,421

     Commercial loans secured
        by transportation and
        construction equipment             896,848             732,488             752,677            561,042            457,930

     Loans secured by real estate          591,401             630,915             568,136            468,109            408,028

     Consumer loans                        134,031             119,280             111,577             91,220             79,036
                                        ----------          ----------          ----------         ----------         ----------

         Total Loans                    $2,063,189          $1,881,696          $1,796,781         $1,455,563         $1,259,415
                                        ==========          ==========          ==========         ==========         ==========

The following table shows the rate sensitivity of loans (excluding residential mortgages for 1-4 family residences, consumer loans and lease financing) outstanding as of December 31, 1999. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                                                   Rate Sensitivity
                                           ----------------------------------------------------------------
                                            Within          After One But         After
                                           One Year       Within Five Years     Five Years          Total
                                           --------       -----------------     ----------        ---------
                                                                     (In Thousands)
Commercial loans secured
    by transportation and
    construction equipment                 $454,355          $398,127            $25,943        $  878,425

Commercial and agricultural                 306,824            69,540             11,916           388,280

Loans secured by real estate                219,540            67,533              9,722           296,795
                                           --------          --------            -------        ----------

              Total                        $980,719          $535,200            $47,581        $1,563,500
                                           ========          ========            =======        ==========


                                                                                     Rate Sensitivity
                                                                                     ----------------
                                                                                 Fixed             Variable
                                                                                 Rate                Rate
                                                                                --------           -------
Due after one year but within five years                                        $517,510           $17,690

Due after five years                                                              44,892             2,689
                                                                                --------           -------

              Total                                                             $562,402           $20,379
                                                                                ========           =======


The following table summarizes the nonaccrual, past due and restructured loans:

                                                                                   December 31
                                             ---------------------------------------------------------------------------------------
                                               1999                1998                1997               1996                1995
                                             --------            --------            --------           --------            --------
                                                                              (Dollars in Thousands)
Nonaccrual Loans                             $11,967              $9,266             $10,030             $6,678              $4,893

Accruing loans past

     due 90 days or more                         254                 275                 730                557                 274

Restructured loans                                --                  --                  --                 --                  --
                                             -------              ------             -------             ------              ------

     Total Nonperforming Loans               $12,221              $9,541             $10,760             $7,235              $5,167
                                             =======              ======             =======             ======              ======

LOAN PORTFOLIO (Concluded)

Information with respect to nonaccrual and restructured loans at December 31, 1999 and 1998 is as follows:

                                                         December 31
                                                  1999                1998
                                                --------            --------
                                                        (In Thousands)

Nonaccrual loans                                $11,967              $9,266

Interest income which would have been
     recorded under original terms                1,237               1,129

Interest income recorded during the period          371                 410


At December 31, 1999, $11,179,000 of the nonaccrual loans are collateralized.

Potential Problem Loans

At December 31, 1999, management was monitoring two large potential problem loans, both of which are secured by capital equipment. In February 2000, these loans, with total outstanding balances of approximately $18 million, were placed into nonaccrual status. The collateral on these loans, if sold in liquidation, is estimated to cover 75% of outstandings. Loans are subject to constant review and are given management's attention whenever a problem situation appears to be developing.

Loan Concentrations

At December 31, 1999, 15.7% of total business loans were concentrated with borrowers in air transportation and aircraft dealers. Loans to truck and automobile leasing companies accounted for 14.2% of all business loans at December 31, 1999.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                        December 31
                                        --------------------------------------------------------------------------
                                            1999            1998            1997           1996            1995
                                        -----------     -----------     -----------    -----------     -----------
                                                                       (In Thousands)
Amount of loans outstanding
     at end of period ...............   $ 2,063,189     $ 1,881,696     $ 1,796,781    $ 1,455,563     $ 1,259,415
                                        ===========     ===========     ===========    ===========     ===========

Average amount of net loans
     outstanding during period ......   $ 1,949,172     $ 1,853,537     $ 1,610,889    $ 1,348,489     $ 1,172,438
                                        ===========     ===========     ===========    ===========     ===========

Balance of reserve for loan
     losses at beginning of period ..   $    38,629     $    35,424     $    29,516    $    27,470     $    23,868

Charge-offs:
     Commercial and agricultural ....           879           1,295             293          2,385             985
     Commercial loans secured
         by transportation and
         construction equipment .....           519           1,671             317            347              36
     Loans secured by real estate ...           148             323             157            230             597
     Consumer loans .................         1,481           1,510             643            324             372
                                        -----------     -----------     -----------    -----------     -----------
         Total charge-offs ..........         3,027           4,799           1,410          3,286           1,990
                                        -----------     -----------     -----------    -----------     -----------

Recoveries:
     Commercial and agricultural ....            84             255             101            383             287
     Commercial loans secured
         by transportation and
         construction equipment .....            87             419             917            593           2,224
     Loans secured by real estate ...            50              47              87            359             122
     Consumer loans .................           418             427             161            172             202
                                        -----------     -----------     -----------    -----------     -----------
         Total recoveries ...........           639           1,148           1,266          1,507           2,835
                                        -----------     -----------     -----------    -----------     -----------

Net charge-offs (recoveries) ........         2,388           3,651             144          1,779            (845)

Additions charged to

     operating expense ..............         7,442           9,156           6,052          4,649           2,757

Recaptured reserve due

     to loan securitizations ........        (3,473)         (2,300)             --           (824)             --
                                        -----------     -----------     -----------    -----------     -----------

Balance at end of period ............   $    40,210     $    38,629     $    35,424    $    29,516     $    27,470
                                        ===========     ===========     ===========    ===========     ===========

Ratio of net charge-offs (recoveries)
     to average net loans outstanding          0.12%           0.20%           0.01%          0.13%          (0.07%)

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

In 1999, after management's assessment of loan quality, 1st Source made a charge of $7.44 million to operations as a provision for loan losses. At December 31, 1999, the reserve for loan losses was $40.21 million, or 1.95% of loans outstanding, net of unearned discount.

SUMMARY OF LOAN LOSS EXPERIENCE (Concluded)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                                                 (Dollars in Thousands)
                                 1999                 1998               1997               1996               1995
                         --------------------   -----------------  -----------------  -----------------  -----------------
                                     Percent             Percent            Percent            Percent            Percent
                                     Of Loans            Of Loans           Of Loans           Of Loans           Of Loans
                                     In Each             In Each            In Each            In Each            In Each
                                     Category            Category           Category           Category           Category
                            Reserve  to Total   Reserve  to Total  Reserve  to Total  Reserve  to Total  Reserve  to Total
                             Amount  Loans       Amount  Loans      Amount  Loans      Amount  Loans      Amount  Loans
                            -------  --------   -------  --------  -------  --------  -------  --------  -------  --------
Commercial and
     agricultural            $ 7,698   21.4%    $ 7,566   21.2%    $ 6,325   20.3%    $ 8,011   19.5%    $ 8,250   25.0%

Commercial loans secured
     by transportation
     and construction
     equipment                25,473   43.5%     21,822   38.9%     18,188   41.9%     12,867   38.0%     10,258   36.4%

Loans secured
     by real estate            4,659   28.6%      6,460   33.5%      7,177   31.6%      5,535   28.5%      6,185   32.4%

Consumer loans                 2,380    6.5%      2,781    6.4%      3,734    6.2%      3,103   14.0%      2,777    6.2%
                             -------  ------    -------  ------    -------  ------    -------  ------    -------  ------
     Total                   $40,210  100.0%    $38,629  100.0%    $35,424  100.0%    $29,516  100.0%    $27,470  100.0%
                             =======  ======    =======  ======    =======  ======    =======  ======    =======  ======


Allowance for potential losses not specifically identified is allocated on a pro rata basis to all loan categories.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                            Year Ended December 31
                             ------------------------------------------------------------------------------------
                                       1999                          1998                           1997
                             ------------------------      ------------------------       -----------------------
                                 Amount         Rate           Amount         Rate            Amount         Rate
                                 ------         ----           ------         ----            ------         ----
Noninterest bearing
     demand deposits         $  283,479         -- %       $  250,755         -- %        $  210,685         -- %

Interest bearing
      demand deposits           218,631        4.19%          123,571        3.27%            75,765        2.30%

Savings deposits                440,047        2.57%          373,495        2.55%           341,777        2.52%

Other time deposits           1,185,014        5.43%        1,251,693        5.81%         1,070,746        5.86%
                             ----------                    ----------                     ----------

     Total                   $2,127,171                    $1,999,514                     $1,698,973
                             ==========                    ==========                     ==========


The amount of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 1999, by time remaining until maturity is as follows (in thousands):

              Under 3 months                                   $206,277
              4   -     6 months                                 37,495
              7   -   12 months                                  62,078
              Over 12 months                                     61,673
                                                             ----------
                     Total                                     $367,523
                                                               ========

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                                  Year Ended December 31
                                                1999       1998       1997
                                               ------     ------     ------
Percentage of net income to:

Average shareholders' equity                   15.74%     15.30%     14.51%

Average total assets                            1.31%      1.23%      1.21%

Percentage of dividends declared
  per common share to diluted net income
    per common share                           16.83%     17.16%     18.38%

Percentage of average shareholders'
     equity to average total assets             8.29%      8.06%      8.30%

ITEM 1.  BUSINESS (Concluded)

SHORT-TERM BORROWINGS

The following table shows the distribution of 1st Source's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings in thousands, as well as weighted average interest rates for the last three years.

                                         Federal Funds
                                         Purchased and
                                            Security                       Other
                                           Repurchase      Commercial    Short-Term        Total
            1999                           Agreements        Paper       Borrowings      Borrowings
--------------------------------         --------------    ----------   ------------    -----------
Balance at December 31, 1999                 $263,253         $8,635       $137,854       $409,742
Maximum amount outstanding
     at any month-end                         263,253         10,325        142,143        415,721
Average amount outstanding                    191,265          7,846         83,924        283,035
Weighted average interest
     rate during the year                        4.51%          4.95%          7.13%          5.30%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1999                           5.20%          5.35%          5.87%          5.43%


            1998
--------------------------------
Balance at December 31, 1998                 $159,478         $5,856        $76,825       $242,159
Maximum amount outstanding
     at any month-end                         181,364          6,556        141,030        328,950
Average amount outstanding                    149,794          4,646         88,991        243,431
Weighted average interest
     rate during the year                        4.84%          5.29%          8.48%          6.18%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1998                           4.34%          4.63%          5.33%          4.66%


            1997
--------------------------------
Balance at December 31, 1997                 $117,987         $3,892       $113,127       $235,006
Maximum amount outstanding
     at any month-end                         217,039          6,641        113,127        336,807
Average amount outstanding                    136,208          5,321         86,228        227,757
Weighted average interest
     rate during the year                        5.12%          5.46%          6.66%          5.71%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1997                           5.00%          5.39%          6.08%          5.53%


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

1st Source also owns property and/or buildings on which 29 of the bank subsidiary's 50 banking offices are located, including the facilities in Elkhart, LaPorte, Marshall, Porter, St. Joseph and Starke Counties in the state of Indiana, as well as a parking facility, two buildings housing drive-in banking plazas, a records retention facility, and a computer operations center. In 1995, 1st Source reacquired its former headquarters building through foreclosure. It is being refurbished for additional tenants and 1st Source use. The remaining properties utilized by the subsidiary are leased from unrelated parties.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The information regarding common stock prices and dividends on page 18 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference. There were 1,146 shareholders of 1st Source Common Stock as of December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The information under the caption "Selected Consolidated Financial Data" on page 8 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 19 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference.

1st Source cautions that any forward looking statements contained in this report, in a report incorporated by reference into this report or made by management of 1st Source involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Quantitative and Qualitative Disclosures about Market Risk" on pages 11 and 12 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants and the consolidated financial statements of 1st Source and its subsidiaries are included on pages 20 through 41 in the annual shareholders report for the year ended December 31, 1999, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.


PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Directors and Executive Officers" on pages 3 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the proxy statement dated March 15, 2000, is incorporated herein by reference with respect to Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Renumeration of Executive Officers" on pages 7 through 14 of the proxy statement dated March 15, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" on page 2 and under the caption "Directors and Executive Officers" on pages 3 through 6 of the proxy statement dated March 15, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 6 of the proxy statement dated March 15, 2000, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)  -- The  response to this portion of Item 14 is  submitted as a separate section of this report.
    (3)          -- The  response to this portion of Item 14 is  submitted as a separate section of this report.

(b) Reports on Form 8-K -- None filed during the fourth quarter of 1999.

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

Date:   February 17, 2000
     ------------------------

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

Date:  February 17, 2000
     ---------------------


 /s/  WELLINGTON D. JONES III
------------------------------------
Wellington D. Jones III,               Executive Vice President and a Director

Date:  February 17, 2000
     ---------------------


 /s/  VINCENT A. TAMBURO
------------------------------------
Vincent A. Tamburo,                    Secretary and General Counsel

Date:  March 7, 2000
     ---------------------


 /s/  LARRY E. LENTYCH
------------------------------------
Larry E. Lentych,                      Treasurer and Chief Financial Officer

Date:  February 17, 2000
     ---------------------


 /s/  E. WILLIAM BEAUCHAMP, C.S.C.
------------------------------------
Reverend E. William Beauchamp,         Director

Date:  February 17, 2000
     ---------------------

 /s/  PAUL R. BOWLES
------------------------------------
Paul R. Bowles,                        Director

Date:  February 17, 2000
     ---------------------


 /s/  PHILIP J. FACCENDA
------------------------------------
Philip J. Faccenda,                    Director

Date:  February 18, 2000
     ---------------------


 /s/  DANIEL B. FITZPATRICK
------------------------------------
Daniel B. Fitzpatrick,                 Director

Date:  February 18, 2000
     ---------------------


 /s/  LAWRENCE E. HILER
------------------------------------
Lawrence E. Hiler,                     Director

Date:  February 17, 2000
     ---------------------


 /s/  WILLIAM P. JOHNSON
------------------------------------
William P. Johnson,                    Director

Date:  February 17, 2000
     ---------------------


 /s/  REX MARTIN
------------------------------------
Rex Martin,                            Director

Date:  February 17, 2000
     ---------------------


 /s/  DANE A. MILLER
------------------------------------
Dane A. Miller,                        Director

Date:  February 17, 2000
     ---------------------


 /s/  RICHARD J. PFEIL
------------------------------------
Richard J. Pfeil,                      Director

Date:  February 17, 2000
     ---------------------


 /s/  TIMOTHY K. OZARK
------------------------------------
Timothy K. Ozark,                      Director

Date:  February 17, 2000
     ---------------------

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a) (1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

                             1st SOURCE CORPORATION

                              SOUTH BEND, INDIANA

FORM 10-K  --  ITEM 14(a)  (1) and (2)

1ST SOURCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following report of independent accountants and consolidated financial statements of 1st Source Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

         Report of independent accountants

         Consolidated statements of financial condition --
               December 31, 1999 and 1998

         Consolidated statements of income --
               Years ended December 31, 1999, 1998 and 1997

         Consolidated statements of shareholders' equity -- Years ended
               December 31, 1999, 1998 and 1997

         Consolidated  statements of cash flows -- Years ended December
               31, 1999, 1998 and 1997

         Notes to consolidated financial statements --
               December 31, 1999, 1998 and 1997

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

                           ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a) (3) and 14(c)

                                LIST OF EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

                             1st SOURCE CORPORATION

                              SOUTH BEND, INDIANA

FORM 10-K  --  Item 14(a)  (3) and 14(c)

1ST SOURCE CORPORATION AND SUBSIDIARIES

LIST OF EXHIBITS *

3(a) -- Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b) -- By-Laws of Registrant, as amended April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

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

10(a)(1) -- Employment  Agreement of  Christopher J. Murphy III, dated April 16,
         1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

10(a)(2) -- Employment  Agreement of  Wellington  D. Jones III,  dated April 16,
         1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

10(a)(3) -- Employment Agreement of Allen R. Qualey, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

10(a)(4) --  Employment  Agreement  of Larry E.  Lentych,  dated April 16, 1998,
         filed  as  exhibit  to  Form  10-K,   dated   December  31,  1998,  and
         incorporated herein by reference.

10(a)(5) --  Employment  Agreement of Richard Q.  Stifel,  dated April 16, 1998,
         filed  as  exhibit  to  Form  10-K,   dated   December  31,  1998,  and
         incorporated herein by reference.

10(b)(1) -- Form of Company's  Employees'  Money Purchase Pension Plan and Trust
         Agreement dated January 1, 1989, and amendment to the Company's Employees' Money Purchase Pension Plan and Trust dated April 1, 1994, filed as exhibit to Form 10-K dated December 31, 1994, and incorporated herein by reference.

10(b)(2) -- An amendment to Company's Employees' Money Purchase Pension Plan and
         Trust Agreement dated July 20, 1999, and filed as exhibit to Form 10-K dated December 31, 1999, and attached hereto.

10(c)(1) -- Form of Company's Employees' Profit Sharing Plan and Trust Agreement dated January 1, 1989, amendment to the Company's Profit Sharing Plan and Trust Agreement dated April 1, 1994, filed as exhibit to Form 10-K dated December 31, 1994, and incorporated herein by reference.

10(c)(2) -- An amendment to 1st Source  Corporation  Employees'  Profit  Sharing
         Plan and Trust Agreement dated September 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

10(c)(3) -- An amendment to 1st Source  Corporation  Employees'  Profit  Sharing
         Plan and Trust Agreement dated July 20, 1999, and filed as exhibit to Form 10-K dated December 31, 1999, and attached hereto.

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

10(j) -- 1st Source Corporation 1998 Performance Compensation Plan, dated February 19, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

10(k)    -- Consulting  Agreement of Ernestine M. Raclin,  dated April 14, 1998,
         filed  as  exhibit  to  Form  10-K,   dated   December  31,  1998,  and
         incorporated herein by reference.

13 -- Portions of Annual Report to Security Holders for the year ended December 31, 1999, attached hereto.

21       -- Subsidiaries of Registrant, attached hereto.

23       -- Consent of Independent Accountants, attached hereto.

27       -- Financial Data Schedule, attached hereto.

         * The exhibits included under exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.