Form 10-Q
period 2000-03-31
1ST SOURCE CORP
filed 2000-05-12
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    MARCH 31, 2000
                                          -----------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of March 31, 2000 - 18,900,312 shares.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements
                                                                       Page

     Consolidated statements of financial condition --                   3
     March 31, 2000, and December 31, 1999

     Consolidated statements of income --                                4
     three months ended March 31, 2000 and 1999

     Consolidated statements of cash flows --                            5
     three months ended March 31, 2000 and 1999

     Notes to the Consolidated Financial Statements                      6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                       March 31,    December 31,
                                                         2000           1999
                                                       --------     ------------
ASSETS
Cash and due from banks ..........................   $    86,773    $   101,911
Federal funds sold and
  interest bearing deposits with other banks .....         1,107          1,399
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $470,751 and $475,390
    at March 31, 2000 and December 31, 1999)......       465,194        470,040
  Securities held-to-maturity, at amortized cost
    (fair value of $71,621 and $78,462 at
    March 31, 2000 and December 31, 1999) ........        70,648         77,190
                                                     -----------    -----------

Total Investment Securities ......................       535,842        547,230

Loans - net of unearned discount .................     2,146,444      2,063,189
  Reserve for loan losses ........................       (39,910)       (40,210)
                                                     -----------    -----------

Net Loans ........................................     2,106,534      2,022,979

Equipment owned under operating leases,
   net of accumulated depreciation                        73,638         65,956
Premises and equipment,
   net of accumulated depreciation ...............        33,599         33,745
Other assets .....................................       102,739         99,725
                                                     -----------    -----------

Total Assets .....................................   $ 2,940,232    $ 2,872,945
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   210,929    $   268,825
  Interest bearing ...............................     2,053,907      1,858,627
                                                     -----------    -----------

Total Deposits ...................................     2,264,836      2,127,452

Federal funds purchased and securities
  sold under agreements to repurchase ............       210,349        263,253
Other short-term borrowings ......................       118,803        146,489
Other liabilities ................................        43,192         40,007
Long-term debt ...................................        12,352         12,174
                                                     -----------    -----------

Total Liabilities ................................     2,649,532      2,589,375

Guaranteed preferred beneficial interests
  in the Company's subordinated debentures .......        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         6,883          6,883
  Capital surplus ................................       179,905        179,905
  Retained earnings ..............................        73,686         68,309
  Less cost of common stock in treasury ..........       (13,103)       (14,382)
  Net unrealized (depreciation) of
    securities available-for-sale ................        (1,421)        (1,895)
                                                     -----------    -----------

Total Shareholders' Equity .......................       245,950        238,820
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity .......   $ 2,940,232    $ 2,872,945
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                                     Three Months Ended
                                                                          March 31
                                                                     ------------------
                                                                    2000            1999
                                                                ------------    ------------
Interest Income:
 Loans, including fees ......................................   $     45,958    $     40,986
   Investment securities:
     Taxable ................................................          5,061           4,917
     Tax-exempt .............................................          1,941           1,912
     Other ..................................................             89              83
                                                                ------------    ------------
Total Interest Income .......................................         53,049          47,898

Interest Expense:
   Deposits .................................................         23,165          20,674
   Short-term borrowings ....................................          4,464           3,418
   Long-term debt ...........................................            221             227
                                                                ------------    ------------
Total Interest Expense ......................................         27,850          24,319
                                                                ------------    ------------
Net Interest Income .........................................         25,199          23,579
Provision for Loan Losses ...................................          3,918           1,293
                                                                ------------    ------------
Net Interest Income After
   Provision for Loan Losses ................................         21,281          22,286

Noninterest Income:
   Trust fees ...............................................          2,321           2,266
   Service charges on deposit accounts ......................          1,809           1,540
   Loan servicing and sale income ...........................          5,578           5,597
   Equipment rental income ..................................          4,578           3,413
   Other income .............................................          2,331           2,526
   Investment securities and
      other investment gains (losses), net ..................            497            (102)
                                                                ------------    ------------
Total Noninterest Income ....................................         17,114          15,240
                                                                ------------    ------------
Noninterest Expense:
   Salaries and employee benefits ...........................         13,261          12,972
   Net occupancy expense ....................................          1,382           1,258
   Furniture and equipment expense ..........................          2,122           2,011
   Depreciation - leased equipment ..........................          3,642           2,980
   Supplies and communications ..............................          1,288           1,325
   Business development and marketing expense ...............            743             731
   Other expense ............................................          1,848           2,323
                                                                ------------    ------------
Total Noninterest Expense ...................................         24,286          23,600
                                                                ------------    ------------

Income Before Income Taxes and Subsidiary Trust Distributions         14,109          13,926
Income taxes ................................................          4,845           4,844
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            579             554
                                                                ------------    ------------

Net Income ..................................................   $      8,685    $      8,528
                                                                ============    ============
Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................            474            (779)
                                                                ------------    ------------

Total Comprehensive Income ..................................   $      9,159    $      7,749
                                                                ============    ============

Per Common Share: (1)
  Basic Net Income Per Common Share .........................   $       0.46    $       0.45
                                                                ============    ============
  Diluted Net Income Per Common Share .......................   $       0.45    $       0.44
                                                                ============    ============
  Dividends .................................................   $      0.090    $      0.073
                                                                ============    ============
Basic Weighted Average Common Shares Outstanding ............     18,894,572      18,913,234
                                                                ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     19,121,701      19,241,047
                                                                ============    ============

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                   Three Months Ended March 31
                                                       2000         1999
                                                     ---------    ---------
Operating Activities:
  Net income ....................................   $   8,685    $   8,528
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................       3,918        1,293
  Depreciation of premises and equipment ........       4,730        3,944
  Amortization of investment security premiums
    and accretion of discounts, net .............         379          452
  Amortization of mortgage servicing rights .....       1,464        1,354
  Deferred income taxes .........................         539       (1,520)
  Realized investment securities (gains) losses .        (497)          77
  Realized (gains) on securitized loans .........      (2,597)      (2,449)
  Increase in interest receivable ...............        (451)        (636)
  Increase in interest payable ..................       2,493        1,275
  Other .........................................      (4,826)       7,684
                                                    ---------    ---------

Net Cash Provided by Operating Activities .......      13,837       20,002

Investing Activities:
  Proceeds from sales and maturities
    of investment securities ....................      67,148       92,520
  Purchases of investment securities ............     (55,848)     (62,593)
  Net decrease in short-term investments ........         292       39,016
  Loans sold or participated to others ..........      83,531       80,693
  Net increase in loans made to customers
    and principal collections on loans ..........    (170,732)    (115,862)
  Net increase in equipment owned
    under operating leases ......................      (5,936)      (2,309)
  Purchases of premises and equipment ...........        (575)        (905)
  Decrease (increase) in other assets ...........         661       (2,770)
  Other .........................................        (437)      (3,185)
                                                    ---------    ---------

Net Cash (Used in) Provided by Investing Activities   (81,896)      24,605

Financing Activities:
  Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts ...............       6,950     (134,118)
  Net increase in certificates of deposit .......     130,434       49,661
  Net (decrease) increase in short-term borrowings    (80,590)      13,328
  Proceeds from issuance of long-term debt ......         250           --
  Payments of long-term debt ....................         (72)         (82)
  Acquisition of treasury stock .................      (2,349)      (2,115)
  Cash dividends ................................      (1,702)      (1,394)
                                                    ---------    ---------

Net Cash Provided by (Used in) Financing Activities    52,921      (74,720)

Increase (Decrease) in Cash and Cash Equivalents      (15,138)     (30,113)

Cash and Cash Equivalents, Beginning of Year ....     101,911      132,514
                                                    ---------    ---------

Cash and Cash Equivalents, End of Period ........   $  86,773    $ 102,401
                                                    =========    =========

The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements


1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1999 1st Source Corporation Annual Report on Form 10-K should be read in conjunction with these statements.


2. In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS 133, deferring its effective date to fiscal years beginning after June 15, 2000. 1st Source will adopt SFAS 133 on January 1, 2001. Management is currently in the process of assessing the impact that the adoption of SFAS No. 133 will have on 1st Source's results of operations and its financial position.

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



     This discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1999 1st Source Corporation Annual Report on Form 10-K.

     Except for historical information contained herein, the matters discussed in this document, and other information contained in the Company's SEC filings, may express "forward-looking statements." Those "forward-looking statements" may involve risk and uncertainties, including statements concerning future events, performance and assumptions and other statements that are other than statements of historical facts. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors--including, but not limited to, changes in laws, regulations or generally accepted accounting principles; the Company's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; any unforeseen downturns in the local, regional or national economies--could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

     1st Source does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

                       COMPARISON OF THREE-MONTH PERIODS
                         ENDED MARCH 31, 2000 AND 1999


     Net income for the three-month period ended March 31, 2000, was $8,685,000 compared to $8,528,000 for the equivalent period in 1999. The primary reasons for the increase were increases in net interest income and noninterest income. This was offset by increases in the provision for loan losses and noninterest expense.

     Diluted net income per common share increased to $0.45 for the three-month period ended March 31, 2000, from $0.44 in the first quarter of 1999. Return on average common shareholders' equity was 14.46% for the three months ended March 31, 2000, compared to 15.70% in 1999. The return on total average assets was 1.22% for the three months ended March 31, 2000, compared to 1.31% in 1999.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended March 31, 2000, was $26,035,000, an increase of 6.34% over the same period in 1999, resulting in a net yield of 4.03% compared to 4.14% in 1999.

     Total average earning assets increased 8.27% for the three-month period ended March 31, 2000, compared to the period ended March 31, 1999. Total average investment securities increased by 2.79% from one year ago primarily due to an increase of investments in U.S. Government Securities. Average loans increased by 9.79%, compared to March 31, 1999, due to growth in loan volume in commercial, consumer and commercial loans secured by transportation and construction equipment. The taxable equivalent yields on total average earning assets were 8.35% and 8.26% for the periods ended March 31, 2000 and 1999, respectively.

     Average deposits increased 6.08% from the first quarter of 1999 to the first quarter of 2000. The cost rate on average interest-bearing funds was 4.97% for the three-months ended March 31, 2000, compared to 4.77% for the three months ended March 31, 1999. The majority of the growth in deposits from last year has occurred in money management savings accounts.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                             Three Months Ended March 31
                                        ------------------------------------
                                           2000                       1999
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  355,040  $ 5,060  5.73%  $  348,643  $ 4,917  5.72%
  Tax exempt (1)...........      163,379    2,730  6.72%     155,688    2,767  7.21%
Net loans (2 & 3)..........    2,069,887   46,005  8.94%   1,885,317   41,034  8.83%
Other investments .........        7,175       90  5.02%       7,614       83  4.42%
                              ----------  -------- -----  ----------  -------- ----

Total Earning Assets           2,595,481   53,885  8.35%   2,397,262   48,801  8.26%

Cash and due from banks ...      102,470                     105,259
Reserve for loan losses ...      (40,027)                    (38,511)
Other assets ..............      204,977                     176,455
                              ----------                  ----------

Total .....................   $2,862,901                  $2,640,465
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $1,916,483  $23,165  4.86%  $1,796,227  $20,674  4.67%
  Short-term borrowings ...      326,530    4,464  5.50%     256,405    3,418  5.41%
  Long-term debt ..........       12,188      221  7.30%      13,154      227  7.00%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,255,201   27,850  4.97%   2,065,786   24,319  4.77%


  Noninterest bearing deposits   273,887                     268,527
  Other liabilities .......       92,206                      85,840
  Shareholders' equity ....      241,607                     220,312
                              ----------                  ----------

Total .....................   $2,862,901                  $2,640,465
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $26,035                     $24,482
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.03%                       4.14%
                                                   =====                       =====



(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 2000 and 1999. Tax equivalent adjustments were $790 in 2000 and $855 in 1999.

(2) Loan income includes fees of $1,479 in 2000 and $1,409 in 1999. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 2000 and 1999. The tax equivalent adjustments were $47 in 2000 and $48 in 1999.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three-month periods ended March 31, 2000, and 1999, was $3,918,000 and $1,293,000, respectively. Year-to-date Net Charge-offs of $3,348,000 have been recorded in 2000, compared to $142,000 of Net Charge-offs for the same period in 1999. The reserve for loan losses was $39,910,000 or 1.86% of net loans at March 31, 2000, compared to $40,210,000 or
1.95% of net loans at December 31, 1999.

     Non-performing assets at March 31, 2000, were $28,171,000 compared to $15,355,000 at December 31, 1999, an increase of 83.46%. At March 31, 2000, non-performing assets were 1.31% of net loans compared to .74% at December 31, 1999. The increase in non-performing assets from December 31, 1999 is mainly attributable to two large capital equipment loans. 1st Source charged off approximately $2.8 million on these credits in the first quarter. 1st Source is approximately 85% secured on the remaining $15 million balance on these two loans. It is management's opinion that the reserve for loan losses is adequate to absorb anticipated losses in the loan portfolio as of March 31, 2000. Subsequent to the end of the first quarter of 2000, one other 1st Source capital equipment loan customer declared bankruptcy. The outstanding balance of this credit at March 31, 2000 was approximately $10.9 million with an estimated 90% of the balance secured.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended March 31, 2000, and 1999 was $17,114,000 and $15,240,000, respectively, an increase of 12.30%. Trust fees increased 2.43%, service charges on deposit accounts increased 17.47%, loan servicing and sale income decreased 0.34%, equipment rental income increased 34.13% and other income decreased 7.72%. The decrease in loan servicing and sale income and other income is due to a decrease in volume of mortgage loan originations. The increase in equipment rental income was primarily due to growth in operating leases. Investment Securities and other net gains for the three-month period ended March 31, 2000, were $497,000 compared to net losses of $102,000 in 1999. The net gains and losses for both years were primarily attributed to certain partnership and venture capital investments.


NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended March 31, 2000, was $24,286,000, an increase of 2.91% over the same period in 1999. For the three-month period ended March 31, 2000, salaries and employee benefits increased 2.23%, net occupancy expense increased 9.86%, furniture and equipment expense increased 5.52%, depreciation on leased equipment increased 22.21%, supplies and communications expense decreased 2.79%, business development and marketing expense increased 1.64%, and miscellaneous other expenses decreased 20.45% over the same period in 1999. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The miscellaneous other expense decrease from one year ago is attributed primarily to Year 2000 consulting expenses incurred in 1999.


INCOME TAXES

     The provision for income taxes for the three-month period ended March 31, 2000, was $4,845,000 compared to $4,844,000 for the comparable period in 1999. The provision for income taxes for the three months ended March 31, 2000, and 1999, is at a rate which management believes approximates the effective rate for the year.

CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.13% at March 31, 2000.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2000 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 2000, was 11.78% and the total risk-based capital ratio was 13.04%.


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

     Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 2000, the consolidated statement of financial condition was rate sensitive by $93,417,000 more liabilities than assets scheduled to reprice within one year or 93.99%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

     1st Source has three off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against 1st Source's prime and LIBOR floating rate loans. The notional amount of the first swap as of March 31, 2000, is $2.6 million. It has a maturity date of January, 2002, and a market value of ($16,125). The second swap has a notional amount of $1.5 million as of March 31, 2000. It has a maturity date of March, 2001, and a market value of ($3,613). The third swap has a notional amount of $42.4 million as of March 31, 2000. It has a maturity date of April, 2003, and a market value of ($1,286,567).

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

         None

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

               The Registrant filed a current report on Form 8-K on February 16, 2000, relating to the restatement of its financial statements, as originally filed on Form 10-K, for the year ended December 31, 1998, as well as Form 10-Q for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      1st Source Corporation
                                        -------------------


DATE   5/12/00                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                     (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   5/12/00                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                      (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer