Form 10-Q
period 2000-06-30
1ST SOURCE CORP
filed 2000-08-10
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    JUNE 30, 2000
                                          -----------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
          Commission file number 0-6233
                                --------

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

Number of shares of common stock outstanding as of June 30, 2000 - 19,771,448 shares.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements
                                                                       Page

     Consolidated statements of financial condition --                   3
     June 30, 2000, and December 31, 1999

     Consolidated statements of income --                                4
     three months and six months ended June 30, 2000 and 1999

     Consolidated statements of cash flows --                            5
     six months ended June 30, 2000 and 1999

     Notes to the Consolidated Financial Statements                      6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                       June 30,     December 31,
                                                         2000           1999
                                                     -----------    ------------
ASSETS
Cash and due from banks ..........................   $   158,424    $   101,911
Federal funds sold and
  interest bearing deposits with other banks .....         4,509          1,399
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $466,556 and $475,390
    at June 30, 2000 and December 31, 1999).......       461,457        470,040
  Securities held-to-maturity, at amortized cost
    (fair value of $67,888 and $78,462 at
    June 30, 2000 and December 31, 1999) .........        67,381         77,190
                                                     -----------    -----------

Total Investment Securities ......................       528,838        547,230

Loans - net of unearned discount .................     2,252,739      2,063,189
  Reserve for loan losses ........................       (42,205)       (40,210)
                                                     -----------    -----------

Net Loans ........................................     2,210,534      2,022,979

Equipment owned under operating leases,
   net of accumulated depreciation                        83,799         65,956
Premises and equipment,
   net of accumulated depreciation ...............        33,352         33,745
Other assets .....................................       104,505         99,725
                                                     -----------    -----------

Total Assets .....................................   $ 3,123,961    $ 2,872,945
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   300,055    $   268,825
  Interest bearing ...............................     2,157,196      1,858,627
                                                     -----------    -----------

Total Deposits ...................................     2,457,251      2,127,452

Federal funds purchased and securities
  sold under agreements to repurchase ............       171,224        263,253
Other short-term borrowings ......................       140,662        146,489
Other liabilities ................................        45,555         40,007
Long-term debt ...................................        12,272         12,174
                                                     -----------    -----------

Total Liabilities ................................     2,826,964      2,589,375

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         6,883          6,883
  Capital surplus ................................       179,905        179,905
  Retained earnings ..............................        80,789         68,309
  Less cost of common stock in treasury ..........       (14,290)       (14,382)
  Net unrealized depreciation of
    securities available-for-sale ................        (1,040)        (1,895)
                                                     -----------    -----------

Total Shareholders' Equity .......................       252,247        238,820
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity .......   $ 3,123,961    $ 2,872,945
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                 Six Months Ended
                                                                           June 30                           June 30
                                                                     ------------------                 ----------------
                                                                    2000            1999            2000            1999
                                                                ------------    ------------    ------------    ------------
Interest Income:
 Loans, including fees ......................................   $     50,467    $     42,594     $     96,425    $     83,580
   Investment securities:
     Taxable ................................................          5,392           5,033           10,453           9,950
     Tax-exempt .............................................          2,053           1,983            3,994           3,895
     Other ..................................................            153             262              242             345
                                                                ------------    ------------     ------------    ------------
Total Interest Income .......................................         58,065          49,872          111,114          97,770

Interest Expense:
   Deposits .................................................         26,520          21,797           49,685          42,471
   Short-term borrowings ....................................          4,833           3,065            9,297           6,483
   Long-term debt ...........................................            224             227              445             454
                                                                ------------    ------------     ------------    ------------
Total Interest Expense ......................................         31,577          25,089           59,427          49,408
                                                                ------------    ------------     ------------    ------------
Net Interest Income .........................................         26,488          24,783           51,687          48,362
Provision for Loan Losses ...................................          4,678           1,443            8,596           2,736
                                                                ------------    ------------     ------------    ------------
Net Interest Income After
   Provision for Loan Losses ................................         21,810          23,340           43,091          45,626

Noninterest Income:
   Trust fees ...............................................          2,509           2,302            4,830           4,568
   Service charges on deposit accounts ......................          1,915           1,696            3,724           3,236
   Loan servicing and sale income ...........................          6,249           3,881           11,827           9,478
   Equipment rental income ..................................          4,525           4,090            9,103           7,503
   Other income .............................................          2,860           2,547            5,191           5,048
   Investment securities and
      other investment gains (losses), net ..................              0            (400)             497            (477)
                                                                ------------    ------------     ------------    ------------
Total Noninterest Income ....................................         18,058          14,116           35,172          29,356
                                                                ------------    ------------     ------------    ------------
Noninterest Expense:
   Salaries and employee benefits ...........................         14,041          13,082           27,302          26,054
   Net occupancy expense ....................................          1,325           1,310            2,707           2,568
   Furniture and equipment expense ..........................          2,133           1,960            4,255           3,971
   Depreciation - leased equipment ..........................          4,182           3,097            7,824           6,077
   Supplies and communications ..............................          1,223           1,282            2,511           2,607
   Business development and marketing expense ...............          1,086           1,053            1,829           1,784
   Other expense ............................................          2,153           2,917            4,001           5,240
                                                                ------------    ------------     ------------    ------------
Total Noninterest Expense ...................................         26,143          24,701           50,429          48,301
                                                                ------------    ------------     ------------    ------------

Income Before Income Taxes and Subsidiary Trust Distributions         13,725          12,755           27,834          26,681
Income taxes ................................................          4,212           4,330            9,057           9,174
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            607             551            1,186           1,105
                                                                ------------    ------------     ------------    ------------

Net Income ..................................................   $      8,906    $      7,874     $     17,591    $     16,402
                                                                ============    ============     ============    ============
Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................            381          (2,358)             855          (3,137)
                                                                ------------    ------------     ------------    ------------

Total Comprehensive Income ..................................   $      9,287    $      5,516     $     18,446    $     13,265
                                                                ============    ============     ============    ============

Per Common Share: (1)
  Basic Net Income Per Common Share .........................   $       0.45    $       0.39     $       0.89    $       0.82
                                                                ============    ============     ============    ============
  Diluted Net Income Per Common Share .......................   $       0.45    $       0.39     $       0.88    $       0.81
                                                                ============    ============     ============    ============
  Dividends .................................................   $      0.086    $      0.076     $      0.171    $      0.145
                                                                ============    ============     ============    ============
Basic Weighted Average Common Shares Outstanding ............     19,818,643      19,920,080       19,828,972      19,909,577
                                                                ============    ============     ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     20,038,468      20,250,306       20,058,127      20,246,753
                                                                ============    ============     ============    ============

(1) The computation of per share data gives retroactive recognition to a 5% stock dividend declared on July 18, 2000.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Dollars in thousands)

                                                   Six Months Ended June 30
                                                       2000         1999
                                                    ---------    ---------
Operating Activities:
  Net income ....................................   $  17,591    $  16,402
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................       8,596        2,736
  Depreciation of premises and equipment ........       9,967        8,006
  Amortization of investment security premiums
    and accretion of discounts, net .............         553          855
  Amortization of mortgage servicing rights .....       2,864        2,795
  Deferred income taxes .........................         379         (706)
  Realized investment securities (gains) losses .        (497)         477
  Realized (gains) on securitized loans .........      (5,123)      (3,253)
  Increase in interest receivable ...............      (1,650)      (1,027)
  Increase in interest payable ..................       7,241        2,406
  Other .........................................      (4,837)       9,921
                                                    ---------    ---------

Net Cash Provided by Operating Activities .......      35,084       38,612

Investing Activities:
  Proceeds from sales and maturities
    of investment securities ....................     107,060      155,022
  Purchases of investment securities ............     (88,473)    (138,428)
  Net (increase)decrease in short-term investments     (3,110)      29,035
  Loans sold or participated to others ..........     154,092      157,846
  Increase in loans net of principal collections. (355,885) (275,314) Net increase in equipment owned
    under operating leases ......................     (16,097)      (7,915)
  Purchases of premises and equipment ...........      (1,246)      (1,646)
  Decrease (increase) in other assets ...........         813       (5,304)
  Other .........................................        (643)      (6,432)
                                                    ---------    ---------

Net Cash Used in Investing Activities ...........    (203,489)     (93,136)

Financing Activities:
  Net increase in demand deposits, NOW
    accounts and savings accounts ...............     150,323       42,424
  Net increase in certificates of deposit .......     179,477        5,240
  Net (decrease) increase in short-term borrowings    (97,856)      13,948
  Proceeds from issuance of long-term debt ......         250          579
  Payments of long-term debt ....................        (152)      (1,860)
  Acquisition of treasury stock .................      (3,721)      (4,134)
  Cash dividends ................................      (3,403)      (2,912)
                                                    ---------    ---------

Net Cash Provided by Financing Activities .......     224,918       53,285

Increase (Decrease) in Cash and Cash Equivalents       56,513       (1,239)

Cash and Cash Equivalents, Beginning of Year ....     101,911      132,514
                                                    ---------    ---------

Cash and Cash Equivalents, End of Period ........   $ 158,424    $ 131,275
                                                    =========    =========

The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements


1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1999 1st Source Corporation Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 2000, should be read in conjunction with these statements.


2. In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS 133, deferring its effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends certain provisions of SFAS No. 133. 1st Source will adopt SFAS 138, concurrently with SFAS 133, on January 1, 2001. Management is currently in the process of assessing the impact that the adoption of SFAS No. 133 will have on 1st Source's results of operations and its financial position.

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1999 1st Source Corporation Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarter ended March 31, 2000.

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

                 COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999
                 -----------------------------------------------

     Net income for the three-month and six-month periods ended June 30, 2000, was $8,906,000 and $17,591,000 respectively, compared to $7,874,000 and
$16,402,000 for the equivalent periods in 1999. The primary reasons for the increase were an increase in net interest income and noninterest income. This was offset by increases in the provision for loan losses and noninterest expense.

     Diluted net income per common share increased to $0.45 and $0.88, respectively, for the three-month and six- month periods ended June 30, 2000, from $0.39 and $0.81 in 1999. Return on average common shareholders' equity was 14.45% for the six months ended June 30, 2000, compared to 14.84% in 1999. The return on total average assets was 1.20% for the six months ended June 30, 2000, compared to 1.23% in 1999.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended June 30, 2000, was $27,300,000, an increase of 6.27% over the same period in 1999, resulting in a net yield of 4.00% compared to 4.16% in 1999. The fully taxable equivalent net interest income for the six-month period ended June 30, 2000, was $53,318,000, an increase of 6.27% over 1999, resulting in a net yield of 4.01% compared to 4.15% in 1999.

     Total average earning assets increased 10.80% and 9.54%, respectively, for the three-month and six-month periods ended June 30, 2000, over the comparative periods in 1999. Total average investment securities increased 6.81% and 4.81%, respectively for the three-month and six-month periods over one year ago primarily due to an increase in U.S. Government Securities. Average loans increased by 12.61% and 11.21% for the three-month and six-month periods, compared to the same periods in 1999, due to growth in loan volume in commercial, consumer and commercial loans secured by transportation and construction equipment. The taxable equivalent yields on total average earning assets were 8.62% and 8.22% for the three-month periods ended June 30, 2000, and 1999, and 8.49% and 8.24% for the six-month periods ended June 30, 2000, and 1999, respectively.

     Average deposits increased 7.18% and 6.63%, respectively, for the three-month and six-month periods over the same periods from 1999. The cost rate on average interest-bearing funds was 5.32% and 4.70% for the three-months ended June 30, 2000, and 1999, and 5.15% and 4.74% for the six-month periods ended June 30, 2000 and 1999. The majority of the growth in deposits from last year has occurred in money management savings accounts.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                             Three Months Ended June 30
                                        ------------------------------------
                                           2000                       1999
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  368,426  $ 5,393  5.89%  $  343,196  $ 5,033  5.88%
  Tax exempt (1)...........      172,163    2,845  6.65%     162,915    2,843  7.00%
Net loans (2)(3)...........    2,195,220   50,486  9.25%   1,949,409   42,639  8.77%
Other investments .........       10,432      153  5.90%      23,067      263  4.57%
                              ----------  -------- -----  ----------  -------- -----

Total Earning Assets           2,746,241   58,877  8.62%   2,478,587   50,778  8.22%

Cash and due from banks ...       95,137                     114,612
Reserve for loan losses ...      (40,314)                    (38,811)
Other assets ..............      215,694                     186,735
                              ----------                  ----------

Total .....................   $3,016,758                  $2,741,123
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,049,886  $26,520  5.20%  $1,898,133  $21,797  4.61%
  Short-term borrowings ...      326,144    4,833  5.96%     230,487    3,064  5.33%
  Long-term debt ..........       12,319      224  7.31%      12,939      228  7.07%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,388,349   31,577  5.32%   2,141,559   25,089  4.70%


  Noninterest bearing deposits   289,428                     284,432
  Other liabilities .......       91,036                      89,578
  Shareholders' equity ....      247,945                     225,554
                              ----------                  ----------

Total .....................   $3,016,758                  $2,741,123
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $27,300                     $25,689
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.00%                       4.16%
                                                   =====                       =====



                                               Six Months Ended June 30
                                        -------------------------------------
                                           2000                       1999
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  361,733  $10,453  5.81%  $  345,904  $ 9,950  5.80%
  Tax exempt (1)...........      167,771    5,575  6.68%     159,322    5,610  7.10%
Net loans (2)(3)...........    2,132,554   96,475  9.10%   1,917,540   83,673  8.80%
Other investments .........        8,803      242  5.53%      15,383      346  4.53%
                              ----------  -------  -----  ----------  -------  -----

Total Earning Assets ......    2,670,861  112,745  8.49%   2,438,149   99,579  8.24%

Cash and due from banks ...       98,803                     109,961
Reserve for loan losses ...      (40,171)                    (38,662)
Other assets ..............      210,336                     181,624
                              ----------                  ----------

Total .....................   $2,939,829                  $2,691,072
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $1,983,184  $49,685  5.04%  $1,847,461  $42,471  4.64%
  Short-term borrowings ...      326,337    9,297  5.73%     243,374    6,483  5.37%
  Long-term debt ..........       12,254      445  7.30%      13,045      455  7.03%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,321,775   59,427  5.15%   2,103,880   49,409  4.74%


  Noninterest bearing deposits   281,658                     276,524
  Other liabilities .......       91,620                      87,720
  Shareholders' equity ....      244,776                     222,948
                              ----------                  ----------

Total .....................   $2,939,829                  $2,691,072
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $53,318                     $50,170
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        4.01%                       4.15%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 2000 and 1999. Tax equivalent adjustments for the three-month periods were $791 in 2000 and $860 in 1999 and for the six-month periods were $1,581 in 2000 and $1,715 in 1999.

(2) Loan income includes fees on loans for the three-month periods of $1,726 in 2000 and $1,391 in 1999 and for the six-month periods of $3,205 in 2000 and $2,800 in 1999. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 2000 and 1999. The tax equivalent adjustments for the three-month periods were $20 in 2000 and $50 in 1999 and for the six-month periods were $50 in 1999 and $93 in 1999.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three-month period ended June 30, 2000, and 1999, was $4,678,000 and $1,443,000, respectively, and was $8,596,000 and $2,736,000 for the six-month periods ended June 30, 2000 and 1999. Net Charge-offs of $1,603,000 have been recorded for the three-month period ended June 30, 2000, compared to $223,000 of Net Charge-offs for the same period in 1999. Year-to-date Net Charge-offs of $4,951,000 have been recorded in 2000, compared to Net Charge-offs of $365,000 through June 1999. The reserve for loan losses was $42,205,000 or 1.87% of net loans at June 30, 2000, compared to $40,210,000 or 1.95% of net loans at December 31, 1999.

     Non-performing assets at June 30, 2000, were $17,583,000 compared to $15,355,000 at December 31, 1999, an increase of 14.51%. At June 30, 2000, non-performing assets were 0.78% of net loans compared to 0.74% at December 31, 1999. It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of June 30, 2000.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended June 30, 2000, and 1999 was $18,058,000 and $14,116,000, respectively, and for the six-month periods was $35,172,000 in 2000 and $29,356,000 in 1999. For the six-month period, trust fees increased 5.74%, service charges on deposit accounts increased 15.08%, loan servicing and sale income increased 24.78%, equipment rental income increased 21.32% and other income increased 2.83%. The increase in servicing and sale income is due to increased loan securitization activity and an increase in the sale and servicing of mortgage loans. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net gains for the six-month period ended June 30, 2000, were $497,000 compared to net losses of $477,000 in 1999. The net gains and losses for both years were primarily attributed to certain partnership and venture capital investments.


NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended June 30, 2000, was $26,143,000, an increase of 5.84% over the same period in 1999 and was $50,429,000 for the six-month period ended June 30, 2000, an increase of 4.41% over 1999. For the six-month period ended June 30, 2000, salaries and employee benefits increased 4.79%, net occupancy expense increased 5.41%, furniture and equipment expense increased 7.15%, depreciation on leased equipment increased 28.75%, supplies and communications expense decreased 3.68%, business development and marketing expense increased 2.52%, and miscellaneous other expenses decreased 23.65% over the same period in 1999. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The miscellaneous other expense decrease from one year ago is attributed primarily to Year 2000 consulting expenses incurred in 1999.

INCOME TAXES

     The provision for income taxes for the three-month and six-month periods ended June 30, 2000, was $4,212,000 and $9,057,000, respectively, compared to $4,330,000 and $9,174,000 for the comparable periods in 1999. The provision for income taxes for the six months ended June 30, 2000, and 1999, is at a rate which management believes approximates the effective rate for the year.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.81% at June 30, 2000.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2000 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 2000, was 11.43% and the total risk-based capital ratio was 12.69%.


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

     Close attention is given to various interest sensitivity gaps and interest spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 2000, the consolidated statement of financial condition was rate sensitive by $72,402,000 more liabilities than assets scheduled to reprice within one year or 95.67%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.


     1st Source has three off-balance sheet interest rate swaps as part of its interest rate risk management strategy. The swaps are being used to hedge against 1st Source's prime and LIBOR floating rate loans. The notional amount of the first swap as of June 30, 2000, is $1.6 million. It has a maturity date of January, 2002, and a market value of ($6,358). The second swap has a notional amount of $160,000 as of June 30, 2000. It has a maturity date of

March, 2001, and a market value of ($312). The third swap has a notional amount of $40.2 million as of June 30, 2000. It has a maturity date of April, 2003, and a market value of ($1,098,240).

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

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     During the second quarter of 2000, 1st Source Corporation's shareholders elected Claire C. Skinner, and re- elected Paul R. Bowles, Rev. E. William Beauchamp, William P. Johnson, and Richard J. Pfeil, as directors at the April 18, 2000, annual meeting. Mr. Bowles was elected for a term ending in April, 2001. All other directors were elected for terms ending in April, 2003. The election showed that 17,817,131 votes were cast (representing 93.6% of all eligible shares) with all directors receiving a majority of the votes cast.


ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

               The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2000.

               June 2, 2000-  Change in  Registrant's  Certifying  Accountants -
                              PricewaterhouseCoopers, LLP declining to stand for re-election as independent auditors as of May 26, 2000.

               June 16, 2000- Change in  Registrant's  Certifying  Accountants -
                              Ernst & Young, LLP engaged as new independent auditors as of June 14,2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      1st Source Corporation
                                        -------------------


DATE   8/10/00                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                     (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   8/10/00                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                      (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer