Form 10-Q
period 2000-09-30
1ST SOURCE CORP
filed 2000-11-13
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 2000
                                            ------------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
          Commission file number 0-6233
                                --------

                             1st SOURCE CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

     INDIANA                                        35-1068133
     -------                                        ----------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

100 North Michigan Street     South Bend, Indiana          46601
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

Number of shares of common stock outstanding as of September 30, 2000 - 19,724,582 shares.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                                                                       Page

        Consolidated statements of financial condition --                3
        September 30, 2000, and December 31, 1999

        Consolidated statements of income --                             4
        three months and nine months ended September 30, 2000 and 1999

        Consolidated statements of cash flows --                         5
        nine months ended September 30, 2000 and 1999

        Notes to the Consolidated Financial Statements                   6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7


Item 3. Quantitative and Qualitative Disclosures About Market Risk      13


PART II.OTHER INFORMATION                                               14


SIGNATURES                                                              15

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)
                                                  September 30,     December 31,
                                                      2000              1999
                                                  ------------      ------------
ASSETS
Cash and due from banks ..........................   $   125,547    $   101,911
Federal funds sold and
  interest bearing deposits with other banks .....         7,239          1,399
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $487,398 and $475,390
    at September 30, 2000 and December 31, 1999)..       484,351        470,040
  Securities held-to-maturity, at amortized cost
    (fair value of $63,714 and $78,462 at
    September 30, 2000 and December 31, 1999) ....        62,748         77,190
                                                     -----------    -----------

Total Investment Securities ......................       547,099        547,230

Loans - net of unearned discount .................     2,272,574      2,063,189
  Reserve for loan losses ........................       (42,544)       (40,210)
                                                     -----------    -----------

Net Loans ........................................     2,230,030      2,022,979

Equipment owned under operating leases,
   net of accumulated depreciation                        82,150         65,956
Premises and equipment,
   net of accumulated depreciation ...............        33,324         33,745
Other assets .....................................       108,491         99,725
                                                     -----------    -----------

Total Assets .....................................   $ 3,133,880    $ 2,872,945
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   307,388    $   268,825
  Interest bearing ...............................     2,139,352      1,858,627
                                                     -----------    -----------

Total Deposits ...................................     2,446,740      2,127,452

Federal funds purchased and securities
  sold under agreements to repurchase ............       177,916        263,253
Other short-term borrowings ......................       139,759        146,489
Other liabilities ................................        51,754         40,007
Long-term debt ...................................        12,123         12,174
                                                     -----------    -----------

Total Liabilities ................................     2,828,292      2,589,375

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         7,227          6,883
  Capital surplus ................................       195,197        179,905
  Retained earnings ..............................        72,515         68,309
  Less cost of common stock in treasury ..........       (15,059)       (14,382)
  Net unrealized appreciation (depreciation) of
    securities available-for-sale ................           958         (1,895)
                                                     -----------    -----------

Total Shareholders' Equity .......................       260,838        238,820
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity .......   $ 3,133,880    $ 2,872,945
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30                      September 30
                                                                     ------------------                 ----------------
                                                                    2000            1999            2000            1999
                                                                ------------    ------------    ------------    ------------
Interest Income:
 Loans, including fees ......................................   $     53,133    $     43,813     $    149,558    $    127,393
   Investment securities:
     Taxable ................................................          5,696           4,763           16,149          14,713
     Tax-exempt .............................................          2,020           1,993            6,014           5,888
     Other ..................................................            281              29              523             374
                                                                ------------    ------------     ------------    ------------
Total Interest Income .......................................         61,130          50,598          172,244         148,368

Interest Expense:
   Deposits .................................................         29,243          20,483           78,928          62,954
   Short-term borrowings ....................................          5,362           4,273           14,659          10,756
   Long-term debt ...........................................            225             216              670             670
                                                                ------------    ------------     ------------    ------------
Total Interest Expense ......................................         34,830          24,972           94,257          74,380
                                                                ------------    ------------     ------------    ------------
Net Interest Income .........................................         26,300          25,626           77,987          73,988
Provision for loan losses ...................................          1,292           2,232            9,888           4,968
                                                                ------------    ------------     ------------    ------------
Net Interest Income After
   Provision for Loan Losses ................................         25,008          23,394           68,099          69,020

Noninterest Income:
   Trust fees ...............................................          2,315           2,158            7,145           6,726
   Service charges on deposit accounts ......................          1,984           1,818            5,708           5,054
   Loan servicing and sale income ...........................          3,632           4,932           15,459          14,410
   Equipment rental income ..................................          5,810           4,846           14,913          12,349
   Other income .............................................          2,759           2,702            7,950           7,749
   Investment securities and
      other investment gains (losses), net ..................             --              --              497            (476)
                                                                ------------    ------------     ------------    ------------
Total Noninterest Income ....................................         16,500          16,456           51,672          45,812
                                                                ------------    ------------     ------------    ------------
Noninterest Expense:
   Salaries and employee benefits ...........................         14,076          13,770           41,378          39,824
   Net occupancy expense ....................................          1,433           1,332            4,140           3,900
   Furniture and equipment expense ..........................          2,123           1,895            6,378           5,866
   Depreciation - leased equipment ..........................          4,389           3,359           12,213           9,436
   Supplies and communications ..............................          1,298           1,273            3,809           3,881
   Business development and marketing expense ...............            885           1,329            2,714           3,113
   Other expense ............................................          2,511           2,835            6,512           8,074
                                                                ------------    ------------     ------------    ------------
Total Noninterest Expense ...................................         26,715          25,793           77,144          74,094
                                                                ------------    ------------     ------------    ------------

Income Before Income Taxes and Subsidiary Trust Distributions         14,793          14,057           42,627          40,738
Income taxes ................................................          4,967           4,883           14,024          14,057
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            600             561            1,786           1,666
                                                                ------------    ------------     ------------    ------------

Net Income ..................................................   $      9,226    $      8,613     $     26,817    $     25,015
                                                                ============    ============     ============    ============
Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................          1,998            (320)           2,853          (3,457)
                                                                ------------    ------------     ------------    ------------

Total Comprehensive Income ..................................   $     11,224    $      8,293     $     29,670    $     21,558
                                                                ============    ============     ============    ============

Per Common Share: (1)
  Basic Net Income Per Common Share .........................   $       0.46    $       0.44     $       1.35    $       1.26
                                                                ============    ============     ============    ============
  Diluted Net Income Per Common Share .......................   $       0.46    $       0.43     $       1.34    $       1.24
                                                                ============    ============     ============    ============
  Dividends .................................................   $      0.090    $      0.076     $      0.261    $      0.221
                                                                ============    ============     ============    ============
Basic Weighted Average Common Shares Outstanding ............     19,748,539      19,870,325       19,801,965      19,896,349
                                                                ============    ============     ============    ============
Diluted Weighted Average Common Shares Outstanding ..........     19,949,587      20,183,451       20,021,683      20,225,420
                                                                ============    ============     ============    ============

(1) The computation of per share data gives retroactive recognition to a 5% stock dividend declared on July 18, 2000.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                  Nine Months Ended September 30
                                                       2000         1999
                                                    ---------    ---------
Operating Activities:
  Net income ....................................   $  26,817    $  25,015
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................       9,888        4,968
  Depreciation of premises and equipment ........      15,411       12,361
  Amortization of investment security premiums
    and accretion of discounts, net .............         759        1,224
  Amortization of mortgage servicing rights .....       4,199        4,305
  Deferred income taxes .........................       2,042          193
  Realized investment securities (gains) losses .        (497)         476
  Realized gains on securitized loans ...........      (6,916)      (4,117)
  Increase in interest receivable ...............      (4,628)        (727)
  Increase in interest payable ..................      12,255        1,057
  Other .........................................      (7,876)       2,959
                                                    ---------    ---------

Net Cash Provided by Operating Activities .......      51,454       47,714

Investing Activities:
  Proceeds from sales and maturities
    of investment securities ....................     148,225      212,503
  Purchases of investment securities ............    (132,056)    (192,752)
  Net (increase)decrease in short-term investments    (19,837)      38,290
  Loans sold or participated to others ..........     225,749      267,421
  Increase in loans net of principal collections. (448,077) (346,356) Net increase in equipment owned
    under operating leases ......................     (14,448)      (9,970)
  Purchases of premises and equipment ...........      (2,324)      (3,163)
  Increase in other assets ......................      (1,784)      (6,109)
  Other .........................................        (646)      (1,124)
                                                    ---------    ---------

Net Cash Used in Investing Activities ...........    (245,198)     (41,260)

Financing Activities:
  Net increase (decrease) in demand deposits, NOW
    accounts and savings accounts ...............      40,423      (74,127)
  Net increase in certificates of deposit .......     278,866        9,290
  Net (decrease) increase in short-term borrowings    (92,067)      56,560
  Proceeds from issuance of long-term debt ......         255          862
  Payments of long-term debt ....................        (307)      (2,237)
  Acquisition of treasury stock .................      (4,601)      (6,614)
  Cash dividends ................................      (5,189)      (4,427)
                                                    ---------    ---------

Net Cash Provided by (Used in) Financing Activities   217,380      (20,693)

Increase (Decrease) in Cash and Cash Equivalents       23,636      (14,239)

Cash and Cash Equivalents, Beginning of Period ..     101,911      132,514
                                                    ---------    ---------

Cash and Cash Equivalents, End of Period ........   $ 125,547    $ 118,275
                                                    =========    =========

The accompanying notes are a part of the consolidated financial statements.

Notes to the Consolidated Financial Statements


1. The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 1999 1st Source Corporation Annual Report on Form 10-K and quarterly reports on Form 10-Q for the quarters ended March 31, 2000, and June 30, 2000 should be read in conjunction with these statements.


2. In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133, deferring its effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends certain provisions of SFAS No. 133.

     1st Source currently uses certain derivative contracts (interest rate swaps and forward contracts) which will be subject to SFAS No. 133. Management is currently in the process of assessing the impact that the adoption of SFAS No. 133 will have on 1st Source's results of operations and its financial position. Based on current information, it is not expected to have a material impact on its financial statements. 1st Source will adopt SFAS 133, concurrently with SFAS 137 and 138, on January 1, 2001.

3. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is not expected to have a material effect on 1st Source's financial position or results of operations.

PART I.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of September 30, 2000, as compared to September 30, 1999 and December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 and 1999.

     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 1999 1st Source Corporation Annual Report on Form 10-K and the quarterly reports on Form 10-Q for the quarters ended March 31, and June 30, 2000.

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

                               FINANCIAL CONDITION
                               -------------------

     1st Source's assets at September 30, 2000 were $3.13 billion, up 14.2% from the same time last year. Total loans were up 16.1% and total deposits increased 15.8% over the comparable figures at the end of the third quarter of 1999. Shareholders' equity was $260.8 million, up 12.7% from the $231.5 million one year ago. As of September 30, 2000, the 1st Source equity-to-assets ratio was 8.3%, compared to 8.4% a year ago.

     Non-performing assets at September 30, 2000, were $21,570,000 compared to $15,355,000 at December 31, 1999, an increase of 40.48%. At September 30, 2000, non-performing assets were 0.95% of net loans compared to 0.74% at December 31, 1999.

     Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for- sale are carried at the lower of cost or market determined on an aggregate basis. Loans held-for-sale were $66.8 million and $73.6 million at September 30, 2000 and 1999, respectively.

     Included in Other Assets are capitalized mortagage servicing rights. The costs of purchasing the rights to service mortgage loans originated by others are deferred and amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. SFAS No. 125 allows companies that intend to sell originated or purchased loans and retain the related servicing rights, to allocate a portion of the total costs of the loans to servicing rights, based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount and prepayment rates. As of September 30, 2000 and 1999, the balance of mortgage servicing rights was $20.4 million and $19.8 million, respectively.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.76% at September 30, 2000.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2000 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 2000 was 11.70% and the total risk-based capital ratio was 12.96%.

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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 2000, the consolidated statement of financial condition was rate sensitive by $20,920,000 more liabilities than assets scheduled to reprice within one year or 98.72%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

                              RESULTS OF OPERATIONS
                              ---------------------

NET INCOME

     Net income for the three-month and nine-month periods ended September 30, 2000, was $9,226,000 and $26,817,000 respectively, compared to $8,613,000 and
$25,015,000 for the equivalent periods in 1999. The primary reasons for the increase were an increase in net interest income and noninterest income. This was offset by increases in the provision for loan losses and noninterest expense.

     Diluted net income per common share increased to $0.46 and $1.34, respectively, for the three-month and nine- month periods ended September 30, 2000, from $0.43 and $1.24 in 1999. Return on average common shareholders' equity was 14.41% for the nine months ended September 30, 2000, compared to 14.87% in 1999. The return on total average assets was 1.20% for the nine months ended September 30, 2000, compared to 1.23% in 1999.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended September 30, 2000, was $27,087,000, an increase of 2.01% over the same period in 1999, resulting in a net yield of 3.81% compared to 4.24% in 1999. The fully taxable equivalent net interest income for the nine-month period ended September 30, 2000, was $80,404,000, an increase of 4.80% over 1999, resulting in a net yield of 3.94% compared to 4.18% in 1999. The net yield on earning assets has declined in 2000 due to more rapid increases in funding costs over increases in earning asset yields.

     Total average earning assets increased 13.87% and 11.01%, respectively, for the three-month and nine-month periods ended September 30, 2000, over the comparative periods in 1999. Total average investment securities increased 6.52% and 5.38%, respectively for the three-month and nine-month periods over one year ago primarily due to an increase of investments in U.S. Government Securities. Average loans increased by 14.99% and 12.50% for the three-month and nine-month periods, compared to the same periods in 1999, due to growth in loan volume in commercial, consumer and commercial loans secured by transportation and construction equipment. The taxable equivalent yields on total average earning assets were 8.71% and 8.23% for the three-month periods ended September 30, 2000, and 1999, and 8.57% and 8.24% for the nine-month periods ended September 30, 2000, and 1999, respectively.

     Average deposits increased 14.66% and 9.30%, respectively, for the three-month and nine-month periods over the same periods from 1999. The cost rate on average interest-bearing funds was 5.63% and 4.63% for the three- months ended September 30, 2000, and 1999, and 5.31% and 4.70% for the nine-month periods ended September 30, 2000 and 1999. The majority of the growth in deposits from last year has occurred in NOW accounts.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                          Three Months Ended September 30
                                        ------------------------------------
                                           2000                       1999
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  363,281  $ 5,696  6.24%  $  337,702  $ 4,763  5.60%
  Tax exempt (1)...........      170,147    2,752  6.44%     163,064    2,864  6.97%
Net loans (2)(3)...........    2,275,988   53,187  9.30%   1,979,307   43,867  8.79%
Other investments .........       17,797      281  6.28%       2,666       29  4.32%
                              ----------  -------- -----  ----------  -------- -----

Total Earning Assets           2,827,213   61,916  8.71%   2,482,739   51,523  8.23%

Cash and due from banks ...       95,995                     112,985
Reserve for loan losses ...      (42,210)                    (38,951)
Other assets ..............      219,669                     191,124
                              ----------                  ----------

Total .....................   $3,100,667                  $2,747,897
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,111,164  $29,243  5.51%  $1,804,569  $20,483  4.50%
  Short-term borrowings ...      339,863    5,361  6.28%     324,757    4,273  5.22%
  Long-term debt ..........       12,167      225  7.35%      11,835      215  7.22%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,463,194   34,829  5.63%   2,141,161   24,971  4.63%


  Noninterest bearing deposits   287,252                     287,210
  Other liabilities .......       94,328                      90,858
  Shareholders' equity ....      255,893                     228,668
                              ----------                  ----------

Total .....................   $3,100,667                  $2,747,897
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $27,087                     $26,552
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        3.81%                       4.24%
                                                   =====                       =====



                                           Nine Months Ended September 30
                                        -------------------------------------
                                           2000                       1999
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  362,253  $16,149  5.95%  $  343,140  $14,713  5.73%
  Tax exempt (1)...........      168,569    8,328  6.60%     160,583    8,474  7.06%
Net loans (2)(3)...........    2,180,714  149,662  9.17%   1,938,355  127,540  8.80%
Other investments .........       11,823      522  5.90%      11,097      374  4.51%
                              ----------  -------  -----  ----------  -------  -----

Total Earning Assets ......    2,723,359  174,661  8.57%   2,453,175  151,101  8.24%

Cash and due from banks ...       97,861                     110,980
Reserve for loan losses ...      (40,855)                    (38,759)
Other assets ..............      213,468                     184,826
                              ----------                  ----------

Total .....................   $2,993,833                  $2,710,222
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,026,156  $78,928  5.20%  $1,833,007  $62,954  4.59%
  Short-term borrowings ...      330,879   14,659  5.92%     270,800   10,756  5.31%
  Long-term debt ..........       12,224      670  7.32%      12,637      670  7.09%
                              ----------  -------  -----  ----------  -------  -----
Total Interest Bearing
  Liabilities .............    2,369,259   94,257  5.31%   2,116,444   74,380  4.70%


  Noninterest bearing deposits   283,536                     280,125
  Other liabilities .......       92,528                      88,778
  Shareholders' equity ....      248,510                     224,875
                              ----------                  ----------

Total .....................   $2,993,833                  $2,710,222
                              ==========                  ==========
                                          -------                     -------
Net Interest Income .......               $80,404                     $76,721
                                          =======                     =======
Net Yield on Earning Assets on a Taxable           -----                       -----
  Equivalent Basis ........                        3.94%                       4.18%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate for 2000 and 1999. Tax equivalent adjustments for the three-month periods were $733 in 2000 and $871 in 1999 and for the nine-month periods were $2,314 in 2000 and $2,586 in 1999.

(2) Loan income includes fees on loans for the three-month periods of $1,299 in 2000 and $1,502 in 1999 and for the nine-month periods of $4,504 in 2000 and $4,302 in 1999. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate for 2000 and 1999. The tax equivalent adjustments for the three-month periods were $54 in 2000 and $55 in 1999 and for the nine-month periods were $104 in 1999 and $148 in 1999.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three-month period ended September 30, 2000, and 1999, was $1,292,000 and $2,232,000, respectively, and was
$9,888,000 and $4,968,000 for the nine-month periods ended September 30, 2000 and 1999. Net Charge-offs of $247,000 have been recorded for the three-month period ended September 30, 2000, compared to $629,000 of Net Charge-offs for the same period in 1999. Year-to-date Net Charge-offs of $5,198,000 have been recorded in 2000, compared to Net Charge-offs of $994,000 through September 1999. A summary of loan loss experience during the three and nine months ended September 30, 2000 and 1999 is provided below.

                                                         Summary of Allowance for Loan Losses
                                                         ------------------------------------
                                                   Three Months Ended           Nine Months Ended
                                                      September  30               September 30
                                                   2000          1999          2000          1999
                                                 ---------     ---------     ---------     ---------
Allowance for loan losses - beginning balance   $   42,205    $   39,403    $   40,210    $   38,629
   Charge-offs                                         731           762         5,994         1,457
   Recoveries                                          484           133           796           463
                                                 ---------     ---------     ---------     ---------
Net charge-offs                                        247           629         5,198           994
Provision for loan losses                            1,292         2,232         9,888         4,968
Recaptured reserve due to loan securitizations        (706)       (1,192)       (2,356)       (2,789)
                                                 ---------     ---------     ---------     ---------
Allowance for loan losses - ending balance      $   42,544    $   39,814    $   42,544     $  39,814
                                                 =========     =========     =========     =========

Loans outstanding at end of period               2,272,574     1,956,696     2,272,574     1,956,696
Average loans outstanding during period          2,275,988     1,979,307     2,180,714     1,938,355

Allowance for loan losses as a percentage of
   loans outstanding at end of period                 1.87%         2.03%         1.87%         2.03%
Ratio of net charge-offs during period to
   average loans outstanding                          0.04%         0.13%         0.32%         0.07%

     The reserve for loan losses was $42,544,000 or 1.87% of net loans at September 30, 2000, compared to $40,210,000 or 1.95% of net loans at December 31, 1999. It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of September 30, 2000.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended September 30, 2000, and 1999 was $16,500,000 and $16,456,000, respectively, and for the nine-month periods was $51,672,000 in 2000 and $45,812,000 in 1999. For the nine-month period, trust fees increased 6.23%, service charges on deposit accounts increased 12.94%, loan servicing and sale income increased 7.28%, equipment rental income increased 20.76% and other income increased 2.59%. Servicing and sale income has increased for the nine-month period due to increased loan securitization activity and an increase in the sale and servicing of mortgage loans during the first six months of 2000. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net gains for the nine-month period ended September 30, 2000, were $497,000 compared to net losses of $476,000 in 1999. The net gains and losses for both years were primarily attributed to certain partnership and venture capital investments.

NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended September 30, 2000, was $26,715,000, an increase of 3.57% over the same period in 1999 and was $77,144,000 for the nine-month period ended September 30, 2000, an increase of 4.12% over 1999. For the nine-month period ended September 30, 2000, salaries and employee benefits increased 3.90%, net occupancy expense increased 6.15%, furniture and equipment expense increased 8.73%, depreciation on leased equipment increased 29.43%, supplies and communications expense decreased 1.86%, business development and marketing expense decreased 12.82%, and miscellaneous other expenses decreased 19.35% over the same period in 1999. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The miscellaneous other expense decrease from one year ago is attributed primarily to Year 2000 consulting expenses incurred in 1999.


INCOME TAXES

     The provision for income taxes for the three-month and nine-month periods ended September 30, 2000, was $4,967,000 and $14,024,000, respectively, compared to $4,883,000 and $14,057,000 for the comparable periods in 1999. The provision for income taxes for the nine months ended September 30, 2000, and 1999, is at a rate which management believes approximates the effective rate for the year.


ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in 1st Source's annual report on Form 10-K for the year ended December 31, 1999. See the discussion of interest rate sensitivity beginning on page 9.

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


DATE  11/13/00                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                     (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE  11/13/00                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                      (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer