Form 10-K
period 2000-12-31
1ST SOURCE CORP
filed 2001-03-07
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended    December 31, 2000
                                       -----------------
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

                        Common Stock - without par value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant as of February 17, 2001. Common Stock, without par value - $206,663,375.
--------------------------------------------------------------------------------
The number of shares outstanding of each of the registrant's classes of stock as of February 17, 2001. Common Stock, without par value - 19,851,110 shares.
--------------------------------------------------------------------------------
9% Cumulative Trust Preferred Securities and related guarantee, $25 par value - 1,100,000 shares.
--------------------------------------------------------------------------------
Floating Rate Cumulative Trust Preferred Securities and related guarantee, $25 par value - 690,000 shares.
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2000, are incorporated by reference into Part II. Portions of the annual proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Parts II and III.

                     1ST SOURCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-K

                                      Index

                                      Part I                              Page
                                      ------                              ----
Item  1.    Business ....................................................   3
Item  2.    Properties ..................................................  22
Item  3.    Legal Proceedings ...........................................  22
Item  4.    Submission of Matters to a Vote of Security Holders .........  22

                                      Part II
                                      -------
Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters .........................................  22
Item  6.    Selected Financial Data .....................................  22
Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................  22
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ..  23
Item  8.    Financial Statements and Supplementary Data .................  23
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  23

                                     Part III
                                     --------
Item 10.    Directors and Executive Officers of the Registrant ..........  23
Item 11.    Executive Compensation ......................................  23
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management .......................................  23
Item 13.    Certain Relationships and Related Transactions ..............  23

                                    Part IV
                                    -------
Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K .................................................  24


Signatures  .............................................................  25

PART I

ITEM 1.  BUSINESS

GENERAL

         1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 2000, 1st Source had assets of $3.18 billion, deposits of $2.46 billion and total shareholders' equity of $270.6 million. Pages 22 through 42 of 1st Source's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference.

         1st Source, through its principal subsidiary 1st Source Bank (the "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 49 banking locations in the northern Indiana/southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private aircraft, automobiles for leasing and rental agencies, heavy duty trucks, construction and environmental equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of twelve counties in northern Indiana and southwestern lower Michigan. South Bend, in St. Joseph County, is the largest city in its market area, and is a regional center for educational institutions, health care, financial, accounting and legal services and retailing.

         1st Source's other subsidiaries include 1st Source Leasing, Inc., an originator and servicer of personal property leases to businesses nationwide, 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend, 1st Source Capital Corporation, a licensed small business investment company, 1st Source Capital Trust I and II, subsidiaries created to issue $44.75 million of Trust Preferred Securities, Michigan Transportation Finance Corporation, a company which manages the non-Indiana assets of our national niche lending businesses, 1st Source Funding Corporation, a special purpose entity established for purposes of administering securitization activity, and Trustcorp Mortgage Company, a mortgage banking company with thirteen offices in Indiana, Ohio, Michigan and North Carolina. 1st Source's inactive subsidiaries include 1st Source Travel, Inc., 1st Source Auto Leasing, Inc., and FBT Capital Corporation.

         The principal executive office of 1st Source is located at 100 North Michigan Street, South Bend, Indiana 46601 and its telephone number is (219) 235-2000.

BUSINESS STRATEGY AND OBJECTIVES

         1st Source, as part of its "Vision 2000" strategic planning process commenced in 1995, identified several business objectives and strategies which focused on growth and customer service. The principal objectives of 1st Source under Vision 2000 were to (i) increase financial performance and market share,
(ii) provide  exceptional  customer service,  (iii) enhance credit quality,  and
(iv) maintain cost controls. 1st Source is in the process of setting its goals and objectives for 2005 while remaining committed to the initiatives developed in Vision 2000.

         1st Source employed the following strategies to further its Vision 2000 objectives:

         1. Increase market share in each market served and as a percentage of each customer's relationship. As part of its banking center expansion program, 1st Source expanded from 33 banking centers in 1995 to 49 full service community banking centers in 2000. The program was designed to maintain 1st Source's position as one of the dominant financial institutions in its market area -- which includes nine counties in northern Indiana and three counties in southwestern lower Michigan. It was management's belief that such a strategy would allow the most effective and efficient use of 1st Source's marketing resources and assure that 1st Source's banking offices were accessible to a majority of the people residing in the markets served. 1st Source's goal is to deliver highly personal and superior customer services through each of its banking facilities and to meet a higher percentage of each customer's financial needs through personal relationship management.

         2. Expand fee-based businesses. 1st Source provides a number of fee-based services to its clients, the major services being trust, mortgage banking, and insurance. As part of the Vision 2000 objectives, it was believed that additional sources of fee income were available from existing relationships and that existing fee-based product lines could be used effectively in developing new relationships with customers. 1st Source continues to believe that customers are more loyal and responsive to its products and services when a large percentage of a customer's financial services are provided directly by 1st Source. 1st Source's fee-based businesses are designed to strengthen the relationship between 1st Source and its customers.

         3. Expand the national niche businesses across the United States taking advantage of specialized opportunities. 1st Source caters to specialized national market niches that management believed was not being well served by either the credit subsidiaries of manufacturers or by other financial institutions. Asset-based lending and personal relationship management of the customer base, together with an efficient method of operation, continues to be the focus of the Bank's Specialty Finance Group, which provides such services. Additional experienced sales people have been and will be added to ensure better geographic coverage in areas of opportunity. 1st Source has also pursued a strategy of securitizing loan receivables so that this Group's business growth is not totally dependent on deposit funding.

         4. Actively managing credit quality. 1st Source adopted a proactive credit management process with loan officers maintaining responsibility for the quality of the credits they originate and manage. The credit management process is supported by a collective and collaborative review and approval process and is balanced by a review, evaluation and grading process undertaken by an objective third party. Senior management is actively involved in the management of the process and incentive compensation is based on 1st Source's overall credit experience.

BANKING AND FINANCIAL SERVICES

         The organization offers a broad range of consumer and commercial banking services through its lending operations, retail branches and fee based businesses.

         Loans and Leases

         - 1st Source's commercial and agriculture loans at December 31, 2000, were approximately $461 million and were 20.0% of total loans outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area of Northern Indiana and Southwest Michigan.

         - Commercial loans secured by transportation and construction equipment totaled $1.055 billion, or 45.7% of total loans outstanding, at December 31, 2000. This loan area concentrates on specialty finance lending for automobile and truck leasing and rental companies, privately- owned aircraft for businesses and individuals, heavy duty trucks, environmental equipment and other equipment used in the construction business. Currently, 1st Source has 23 locations nationwide supporting these lending activities. Loan sale and servicing income resulting from loan securitizations from these specialty finance lending activities totaled $12.40 million in 2000. 1st Source also generates equipment rental income through the leasing of various automobiles, construction equipment and other equipment to customers through operating leases, where 1st Source retains ownership of the property being leased. Total equipment rental income for 2000 totaled $21.2 million with depreciation on this equipment amounting to $16.8 million.

         - Loans secured by real estate amounted to $645 million, which was approximately 27.9% of total loans outstanding, at December 31, 2000. The primary focus of this lending area is commercial real estate and residential mortgage lending in the regional market area of Northern Indiana and Southwest Michigan. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company.

         - 1st Source's consumer loans at December 31, 2000, amounted to $148 million and 6.4% of total loans outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

         Deposits

         Through its network of 49 branches in 12 counties in Indiana and Michigan, 1st Source generates deposits to fund its lending activities. Total deposits at December 31, 2000 were $2.46 billion. Enhancing customer service, 1st Source offers banking services, in addition to its traditional branches, through its network of 52 automatic teller machines, bank by phone services and on-line personal and business financial products. Service charges on deposit accounts totaled $8.07 million for 2000.

         Fee Based Businesses

         1st Source maintains various fee based businesses to complement net interest income.

         - Trust fees are generated from employee benefit services, personal and agency trusts and estate planning. In 2000, trust fees were approximately $9.61 million.

         - Mortgage loan sale and servicing income for 2000 amounted to $9.60 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp Mortgage Company. Trustcorp serviced approximately $2.07 billion of mortgage loans at December 31, 2000. In January 2001, Trustcorp executed an agreement to sell $1.0 billion of its mortgage servicing portfolio which was expected to settle in the first quarter of 2001 and generate approximately $6.0 million of net income.

         - Insurance commissions from 1st Source's property and casualty insurance agency totaled $1.85 million for 2000.

COMPETITION

         The activities in which 1st Source and the Bank engage are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. Larger financial institutions competing within 1st Source's principal market, but headquartered elsewhere, include Key Bank, Wells Fargo Bank, Bank One, Fifth Third Bank, Standard Federal Bank, Old Kent Bank and National City Bank. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

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

EMPLOYEES

         1st  Source  employs   approximately   1,070  persons  on  a  full-time
equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

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

         The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. As discussed below, the Gramm-Leach-Bliley Act, which was enacted in 1999, established a new type of bank holding company known as a "financial holding company," that has powers that are not otherwise available to bank holding companies.

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

         Gramm-Leach-Bliley Act of 1999. The Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Act also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act ("CRA") rating. The Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks, such as the Bank, as well. In addition, the Bank is subject to other provisions of the Act, including those relating to CRA and privacy, regardless of whether 1st Source elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. 1st Source does not, however, currently intend to file notice with the Federal Reserve to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank. At this time, 1st Source cannot predict the impact the Act will have on its operations.

         Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities. The various regulatory capital requirements that 1st Source is subject to are disclosed on page 40 in Footnote "O" of the annual shareholders report for year ended December 31, 2000, and is incorporated herein by reference. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

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

         Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $44.3 million or less (subject to adjustment by the Federal Reserve) and 10% must be maintained against that portion of total transaction accounts in excess of such amount.

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

         Regulation FD. The Securities and Exchange Commission issued Regulation FD which became effective in October 2000. The regulation mandates that public companies disclose material, nonpublic information to all investors simultaneously for intentional disclosures, or promptly for non-intentional disclosures. Regulation FD was issued in order to increase investor confidence and to uphold the integrity of the capital markets.

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

FORWARD LOOKING STATEMENTS

         The information regarding "forward-looking statements" on page 9 of the annual shareholders report for the year ended December 31, 2000, is incorporated herein by reference.

                        SELECTED STATISTICAL INFORMATION
          Distribution of Assets, Liabilities and Shareholders' Equity
                    Interest Rates and Interest Differential
                             (Dollars in Thousands)

Year ended December 31,                     2000                               1999                               1998
                              ----------------------------------   --------------------------------   ------------------------------
                                              Interest                           Interest                           Interest
                                   Average    Income/   Yield/        Average    Income/   Yield/        Average    Income/   Yield/
                                   Balance    Expense   Rate          Balance    Expense   Rate          Balance    Expense   Rate
                              ----------------------------------   --------------------------------  -------------------------------
ASSETS:
   Investment securities:
       Taxable                  $  369,401   $ 22,264    6.03%     $  348,944   $ 20,049    5.75%     $  294,632   $ 17,419    5.91%
       Tax exempt (1)              167,682     10,959    6.54%        161,712     11,336    7.01%        150,678     11,327    7.52%
   Net loans (2 & 3)             2,207,382    203,853    9.24%      1,949,172    171,770    8.81%      1,853,537    168,664    9.10%
   Other investments                23,256      1,455    6.26%         18,354        911    4.96%         45,708      2,348    5.14%
                                 ---------    -------    -----      ---------    -------    -----      ---------    -------    -----
Total earning assets             2,767,721    238,531    8.62%      2,478,182    204,066    8.23%      2,344,555    199,758    8.52%

   Cash and due from banks          97,096                            113,099                             86,452
   Reserve for loan losses         (41,441)                           (39,105)                           (38,050)
   Other assets                    216,715                            187,868                            157,968
                                ----------                         ----------                         ----------
Total                           $3,040,091                         $2,740,044                         $2,550,925
                                ==========                         ==========                         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing deposits    $2,066,846   $109,866    5.32%     $1,843,692   $ 84,839    4.60%     $1,748,759   $ 86,264    4.93%
   Short-term borrowings           327,941     19,664    6.00%        283,035     14,995    5.30%        243,431     15,034    6.18%
   Long-term debt                   12,193        895    7.34%         12,492        892    7.14%         13,036        929    7.13%
                                 ---------    -------    -----      ---------    -------    -----      ---------    -------    -----
Total interest bearing
  liabilities                    2,406,980    130,425    5.42%      2,139,219    100,726    4.71%      2,005,226    102,227    5.10%

   Noninterest bearing deposits    285,361                            283,479                            250,755
   Other liabilities                95,176                             90,152                             89,343
   Shareholders' equity            252,574                            227,194                            205,601
                                ----------                         ----------                         ----------
Total                           $3,040,091                         $2,740,044                         $2,550,925
                                ==========                         ==========                         ==========
Net interest income                          $108,106                           $103,340                            $97,531
                                             ========                           ========                            =======
Net yield on earning assets on
   a taxable equivalent basis                            3.91%                              4.17%                              4.16%
                                                         =====                              =====                              =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $3,003 in 2000, $3,441 in 1999 and $3,408 in 1998.

(2) Loan income includes fees on loans of $6,043 in 2000, $5,745 in 1999 and $4,889 in 1998. Loan income also includes the effects of taxable equivalent adjustments, using a 40.525% rate. Tax equivalent adjustments were $136 in 2000, $196 in 1999 and $202 in 1998.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                  Increase (Decrease) Due to (1)
                                                  Volume       Rate         Net
                                                 --------    --------    --------
                                                           (In Thousands)
2000 compared to 1999
   Interest earned on:
     Loans ...................................   $ 23,402    $  8,681    $ 32,083
     Investment securities:
       Taxable ...............................      1,212       1,003       2,215
       Tax-exempt ............................        444        (821)       (377)
     Interest-bearing deposits with
        other banks ..........................        (15)        (24)        (39)
     Federal funds sold and other
        money market investments .............        335         248         583
                                                 --------    --------    --------
            Total earning assets .............   $ 25,378    $  9,087    $ 34,465

   Interest paid on:
     Savings deposits ........................      1,161       3,908       5,069
     Other time deposits .....................     11,142       8,817      19,959
     Short-term borrowings ...................      2,545       2,124       4,669
     Long-term debt ..........................        (14)         16           2
                                                 --------    --------    --------
            Total interest-bearing liabilities     14,834      14,865      29,699
                                                 --------    --------    --------
   Net interest income .......................   $ 10,544    $ (5,778)   $  4,766
                                                 ========    ========    ========


1999 compared to 1998
   Interest earned on:
     Loans ...................................   $  8,041    $ (4,935)   $  3,106
     Investment securities:
       Taxable ...............................      3,086        (456)      2,630
       Tax-exempt ............................        126        (116)         10
     Interest-bearing deposits with
       other banks ...........................         --         (18)        (18)
     Federal funds sold and other
       money market investments ..............     (1,416)         (4)     (1,420)
                                                 --------    --------    --------
            Total earning assets .............   $  9,837    $ (5,529)   $  4,308

   Interest paid on:
     Savings deposits ........................      4,829       2,073       6,902
     Other time deposits .....................     (3,580)     (4,747)     (8,327)
     Short-term borrowings ...................       (308)        269         (39)
     Long-term debt ..........................        (38)          1         (37)
                                                 --------    --------    --------
            Total interest-bearing liabilities        903      (2,404)     (1,501)
                                                 --------    --------    --------
   Net interest income .......................   $  8,934    $ (3,125)   $  5,809
                                                 ========    ========    ========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                              December 31
                                                                --------------------------------------
                                                                  2000           1999           1998
                                                                --------       --------       --------
                                                                            (In Thousands)
U.S. Treasury and government agencies and corporations          $334,832       $282,313       $284,327
States and political subdivisions                                151,501        161,125        154,473
Other                                                             76,789        103,792        100,899
                                                                --------       --------       --------
                   Total                                        $563,122       $547,230       $539,699


The following table shows the maturities of investment securities at December 31, 2000, at the carrying amounts and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 40.525% tax rate) of such securities.

                                                                             Maturing
                                  -------------------------------------------------------------------------------------------------
                                                                After One                  After Five
                                        Within                  But Within                 But Within                   After
                                       One Year                 Five Years                 Ten Years                  Ten Years
                                  -----------------          ----------------           ----------------          ----------------
                                    Amount    Yield           Amount    Yield            Amount    Yield           Amount    Yield
                                  --------    -----          --------   -----           -------    -----          -------    -----
                                                                        (Dollars in Thousands)
U.S. Treasury and
     government agencies
     and corporations             $157,400    5.84%          $158,310   6.40%           $   957    7.00%          $18,165    6.74%

States and political
     subdivisions                   23,877    5.47%           101,933   6.44%            17,961    7.24%            7,730    6.33%

Other                               12,098    6.17%            12,003   6.38%               176    6.91%           52,512    6.43%
                                ----------    -----        ----------   -----           -------    -----          -------    -----
              Total               $193,375    5.82%          $272,246   6.41%           $19,094    7.22%          $78,407    6.49%

Weighted average yields on tax-exempt obligations have been computed by adjusting tax-exempt income to a fully taxable equivalent basis, excluding the effect of the tax preference interest expense adjustments.

LOAN PORTFOLIO

The following table shows 1st Source's loan distribution at the end of each of the last five years for December 31:

                                           2000                1999                1998               1997               1996
                                        ----------          ----------          ----------         ----------         ----------
                                                                          (Dollars in Thousands)
Loans:
     Commercial and agricultural        $  460,944          $  440,909          $  399,013          $  364,391         $  335,192

     Commercial loans secured
        by transportation and
        construction equipment           1,055,145             896,848             732,488             752,677            561,042

     Loans secured by real estate          645,041             591,401             630,915             568,136            468,109

     Consumer loans                        147,932             134,031             119,280             111,577             91,220
                                        ----------          ----------          ----------          ----------         ----------

         Total Loans                    $2,309,062          $2,063,189          $1,881,696          $1,796,781         $1,455,563
                                        ==========          ==========          ==========          ==========         ==========

The following table shows the rate sensitivity of loans (excluding residential mortgages for 1-4 family residences, consumer loans and lease financing) outstanding as of December 31, 2000. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                                                   Rate Sensitivity
                                           ----------------------------------------------------------------
                                            Within          After One But         After
                                           One Year       Within Five Years     Five Years          Total
                                           --------       -----------------     ----------        ---------
                                                                     (In Thousands)
Commercial loans secured
    by transportation and
    construction equipment               $  551,798          $467,407            $18,437        $1,037,642

Commercial and agricultural                 337,415            74,051              6,793           418,259

Loans secured by real estate                250,053            82,171              4,739           336,963
                                         ----------          --------            -------        ----------

              Total                      $1,139,266          $623,629            $29,969        $1,792,864
                                         ==========          ========            =======        ==========


                                                                                     Rate Sensitivity
                                                                                     ----------------
                                                                                 Fixed             Variable
                                                                                 Rate                Rate
                                                                                --------           -------
Due after one year but within five years                                        $599,369           $24,260

Due after five years                                                              26,392             3,577
                                                                                --------           -------

              Total                                                             $625,761           $27,837
                                                                                ========           =======


The following table summarizes the nonaccrual, past due and restructured loans:

                                                                                   December 31
                                             ---------------------------------------------------------------------------------------
                                               2000                1999                1998               1997                1996
                                             --------            --------            --------           --------            --------
                                                                              (Dollars in Thousands)
Nonaccrual Loans                             $19,168              $11,967              $9,266             $10,030             $6,678

Accruing loans past
     due 90 days or more                         385                  254                 275                 730                557

Restructured loans                                --                   --                  --                  --                 --
                                             -------              -------              ------             -------             ------
     Total nonperforming loans               $19,553              $12,221              $9,541             $10,760             $7,235
                                             =======              =======              ======             =======             ======

LOAN PORTFOLIO (Concluded)

Information with respect to nonaccrual and restructured loans at December 31, 2000 and 1999 is as follows:

                                                         December 31
                                                  2000                1999
                                                --------            --------
                                                        (In Thousands)

Nonaccrual loans                                $19,168             $11,967

Interest income which would have been
     recorded under original terms                2,663               1,237

Interest income recorded during the period          801                 371


At December 31, 2000, $18,913,000 of the nonaccrual loans are collateralized.

Potential Problem Loans

At December 31, 2000, management was not aware of any potential problem loans that would have a material affect on loan delinquency or loan charge-offs. Loans are subject to constant review and are given management's attention whenever a problem situation appears to be developing.

Loan Concentrations

At December 31, 2000, 13.6% of total business loans were concentrated with borrowers in truck and automobile rental and leasing companies. Loans to air transportation and aircraft dealers accounted for 12.9% of all business loans at December 31, 2000.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                        December 31
                                        --------------------------------------------------------------------------
                                            2000            1999            1998           1997            1996
                                        -----------     -----------     -----------    -----------     -----------
                                                                       (In Thousands)
Amount of loans outstanding
     at end of period ...............   $ 2,309,062     $ 2,063,189     $ 1,881,696     $ 1,796,781    $ 1,455,563
                                        ===========     ===========     ===========     ===========    ===========

Average amount of net loans
     outstanding during period ......   $ 2,207,382     $ 1,949,172     $ 1,853,537     $ 1,610,889    $ 1,348,489
                                        ===========     ===========     ===========     ===========    ===========

Balance of reserve for loan
     losses at beginning of period ..   $    40,210     $    38,629     $    35,424     $    29,516    $    27,470

Charge-offs:
     Commercial and agricultural ....         1,818             879           1,295             293          2,385
     Commercial loans secured
         by transportation and
         construction equipment .....         5,489             519           1,671             317            347
     Loans secured by real estate ...            30             148             323             157            230
     Consumer loans .................         1,738           1,481           1,510             643            324
                                        -----------     -----------     -----------     -----------    -----------
         Total charge-offs ..........         9,075           3,027           4,799           1,410          3,286
                                        -----------     -----------     -----------     -----------    -----------

Recoveries:
     Commercial and agricultural ....           293              84             255             101            383
     Commercial loans secured
         by transportation and
         construction equipment .....           911              87             419             917            593
     Loans secured by real estate ...             2              50              47              87            359
     Consumer loans .................           467             418             427             161            172
                                        -----------     -----------     -----------     -----------    -----------
         Total recoveries ...........         1,673             639           1,148           1,266          1,507
                                        -----------     -----------     -----------     -----------    -----------

Net charge-offs (recoveries) ........         7,402           2,388           3,651             144          1,779

Additions charged to
     operating expense ..............        14,877           7,442           9,156           6,052          4,649

Recaptured reserve due
     to loan securitizations ........        (3,041)         (3,473)         (2,300)             --           (824)
                                        -----------     -----------     -----------     -----------    -----------
Balance at end of period ............   $    44,644     $    40,210     $    38,629     $    35,424    $    29,516
                                        ===========     ===========     ===========     ===========    ===========

Ratio of net charge-offs (recoveries)
     to average net loans outstanding          0.34%           0.12%           0.20%           0.01%          0.13%

1st Source's reserve for loan losses is provided for by direct charges to operations. Losses on loans are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. The loss reserve is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. The provision made to this reserve is determined by management based on the risk factors and general economic conditions affecting the loan portfolio, including changes in the portfolio mix and past loan loss experience. Management of 1st Source is constantly reviewing the status of the loan portfolio to identify borrowers that might develop financial problems, in order to aid borrowers in the handling of their accounts and to prevent sizable unexpected losses.

In 2000, after management's assessment of loan quality, 1st Source made a charge of $14.88 million to operations as a provision for loan losses. At December 31, 2000, the reserve for loan losses was $44.64 million, or 1.93% of loans outstanding, net of unearned discount.

SUMMARY OF LOAN LOSS EXPERIENCE (Concluded)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                                                 (Dollars in Thousands)
                                 2000                 1999               1998               1997               1996
                         --------------------   -----------------  -----------------  -----------------  -----------------
                                     Percent             Percent            Percent            Percent            Percent
                                     Of Loans            Of Loans           Of Loans           Of Loans           Of Loans
                                     In Each             In Each            In Each            In Each            In Each
                                     Category            Category           Category           Category           Category
                            Reserve  to Total   Reserve  to Total  Reserve  to Total  Reserve  to Total  Reserve  to Total
                             Amount  Loans       Amount  Loans      Amount  Loans      Amount  Loans      Amount  Loans
                            -------  --------   -------  --------  -------  --------  -------  --------  -------  --------
Commercial and
     agricultural            $12,354   20.0%    $ 7,698   21.4%    $ 7,566   21.2%    $ 6,325   20.3%    $ 8,011   19.5%

Commercial loans secured
     by transportation
     and construction
     equipment                24,161   45.7%     25,473   43.5%     21,822   38.9%     18,188   41.9%     12,867   38.0%

Loans secured
     by real estate            5,661   27.9%      4,659   28.6%      6,460   33.5%      7,177   31.6%      5,535   28.5%

Consumer loans                 2,468    6.4%      2,380    6.5%      2,781    6.4%      3,734    6.2%      3,103   14.0%
                             -------  ------    -------  ------    -------  ------    -------  ------    -------  ------
     Total                   $44,644  100.0%    $40,210  100.0%    $38,629  100.0%    $35,424  100.0%    $29,516  100.0%
                             =======  ======    =======  ======    =======  ======    =======  ======    =======  ======


Allowance for loan losses not specifically identified is allocated on a pro rata basis to all loan categories.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                            Year Ended December 31
                             ------------------------------------------------------------------------------------
                                       2000                          1999                           1998
                             ------------------------      ------------------------       -----------------------
                                 Amount         Rate           Amount         Rate            Amount         Rate
                                 ------         ----           ------         ----            ------         ----
Noninterest bearing
     demand deposits         $  285,361         -- %       $  283,479         -- %       $  250,755         -- %

Interest bearing
      demand deposits           457,021        4.42%          218,631        4.19%          123,571        3.27%

Savings deposits                236,724        2.26%          440,047        2.57%          373,495        2.55%

Other time deposits           1,373,101        6.14%        1,185,014        5.43%        1,251,693        5.81%
                             ----------                    ----------                    ----------

     Total                   $2,352,207                    $2,127,171                    $1,999,514
                             ==========                    ==========                    ==========


The amount of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2000, by time remaining until maturity is as follows (in thousands):

              Under 3 months                                   $154,924
              4  -  6 months                                     90,539
              7  - 12 months                                     91,391
              Over 12 months                                    131,676
                                                               --------
                     Total                                     $468,530
                                                               ========

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                                  Year Ended December 31
                                                2000       1999       1998
                                               ------     ------     ------
Percentage of net income to:

Average shareholders' equity                   14.88%     15.74%     15.30%

Average total assets                            1.24%      1.31%      1.23%

Dividend payout ratio                          18.67%     16.83%     17.16%

Percentage of average shareholders'
     equity to average total assets             8.31%      8.29%      8.06%

Intangible assets (in thousands)              $3,109     $3,545     $3,981

ITEM 1.  BUSINESS (Concluded)

SHORT-TERM BORROWINGS

The following table shows the distribution of 1st Source's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings in thousands, as well as weighted average interest rates for the last three years.

                                         Federal Funds
                                         Purchased and
                                            Security                       Other
                                           Repurchase      Commercial    Short-Term        Total
            2000                           Agreements        Paper       Borrowings      Borrowings
--------------------------------         --------------    ----------   ------------    -----------
Balance at December 31, 2000                 $192,307        $14,756       $126,327       $333,390
Maximum amount outstanding
     at any month-end                         287,434         15,626        153,858        456,918
Average amount outstanding                    193,311         13,038        121,592        327,941
Weighted average interest
     rate during the year                        5.22%          6.13%          7.21%          6.00%
Weighted average interest rate
     for outstanding amounts at
     December 31, 2000                           5.44%          6.44%          6.75%          5.98%


            1999
--------------------------------
Balance at December 31, 1999                 $263,253        $ 8,635       $137,854       $409,742
Maximum amount outstanding
     at any month-end                         263,253         10,325        142,143        415,721
Average amount outstanding                    191,265          7,846         83,924        283,035
Weighted average interest
     rate during the year                        4.51%          4.95%          7.13%          5.30%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1999                           5.20%          5.35%          5.87%          5.43%


            1998
--------------------------------
Balance at December 31, 1998                 $159,478        $ 5,856       $ 76,825       $242,159
Maximum amount outstanding
     at any month-end                         181,364          6,556        141,030        328,950
Average amount outstanding                    149,794          4,646         88,991        243,431
Weighted average interest
     rate during the year                        4.84%          5.29%          8.48%          6.18%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1998                           4.34%          4.63%          5.33%          4.66%


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

1st Source also owns property and/or buildings on which 29 of the bank subsidiary's 49 banking offices are located, including the facilities in Elkhart, LaPorte, Marshall, Porter, St. Joseph and Starke Counties in the state of Indiana, as well as a parking facility, two buildings housing drive-in banking plazas, a records retention facility, and a computer operations center. In 1995, 1st Source reacquired its former headquarters building through foreclosure. It is being refurbished for additional tenants and 1st Source use. The remaining properties utilized by the subsidiary are leased from unrelated parties.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The information regarding common stock prices and dividends on page 20 of the annual shareholders report for the year ended December 31, 2000, is incorporated herein by reference. There were 1,125 shareholders of 1st Source Common Stock as of December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The information under the caption "Selected Consolidated Financial Data" on page 10 of the annual shareholders report for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 21 of the annual shareholders report for the year ended December 31, 2000, is incorporated herein by reference.

1st Source cautions that any forward looking statements contained in this report, in a report incorporated by reference into this report or made by management of 1st Source involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Interest Rate Risk Management" on pages 13 and 14 of the annual shareholders report for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants and the consolidated financial statements of 1st Source and its subsidiaries are included on pages 22 through 43 in the annual shareholders report for the year ended December 31, 2000, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

The required Forms 8-K, Item 4, "Changes in Registrant's Certifying Accountants", dated May 26, 2000 and June 14, 2000, were filed with the Securities and Exchange Commission on June 1, 2000 and June 16, 2000, respectively, and are incorporated herein by reference.


PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Directors and Executive Officers" on pages 3 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting
Compliance" on page 17 of the proxy statement dated March 7, 2001, is incorporated herein by reference with respect to Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Renumeration of Executive Officers" on pages 8 through 16 of the proxy statement dated March 7, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" on page 2 and under the caption "Directors and Executive Officers" on pages 3 through 6 of the proxy statement dated March 7, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on pages 5 and 6 of the proxy statement dated March 7, 2001, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)  -- The financial  statements and financial  statement schedules are submitted as a separate section on page F-2 of this report.

    (3)          -- Listing of  exhibits is submitted as a  separate  section on page E-2 of this report.

(b) Reports on Form 8-K -- None filed during the fourth quarter of 2000.

(c) Exhibits     -- The exhibits to this form 10-K begin on page E-2

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

Date:   February 14, 2001
     ------------------------

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

Date:  February 14, 2001
     ---------------------


 /s/  WELLINGTON D. JONES III
------------------------------------
Wellington D. Jones III,               Executive Vice President and a Director

Date:  February 14, 2001
     ---------------------


 /s/  LARRY E. LENTYCH
------------------------------------
Larry E. Lentych,                      Treasurer, Chief Financial Officer and
                                       Assistant Secretary
Date:  February 14, 2001
     ---------------------


 /s/  E. WILLIAM BEAUCHAMP, c.s.c.
------------------------------------
Reverend E. William Beauchamp, C.S.C.  Director

Date:  February 14, 2001
     ---------------------


 /s/  PAUL R. BOWLES
------------------------------------
Paul R. Bowles,                        Director

Date:  February 14, 2001
     ---------------------

 /s/  DANIEL B. FITZPATRICK
------------------------------------
Daniel B. Fitzpatrick,                 Director

Date:  February 14, 2001
     ---------------------


 /s/  LAWRENCE E. HILER
------------------------------------
Lawrence E. Hiler,                     Director

Date:  February 14, 2001
     ---------------------


 /s/  WILLIAM P. JOHNSON
------------------------------------
William P. Johnson,                    Director

Date:  February 14, 2001
     ---------------------


 /s/  REX MARTIN
------------------------------------
Rex Martin,                            Director

Date:  February 14, 2001
     ---------------------


 /s/  DANE A. MILLER
------------------------------------
Dane A. Miller,                        Director

Date:  February 14, 2001
     ---------------------


 /s/  TIMOTHY K. OZARK
------------------------------------
Timothy K. Ozark,                      Director

Date:  February 13, 2001
     ---------------------


 /s/  RICHARD J. PFEIL
------------------------------------
Richard J. Pfeil,                      Director

Date:  February 14, 2001
     ---------------------


 /s/  CLAIRE C. SKINNER
------------------------------------
Claire C. Skinner,                     Director

Date:  February 22, 2001
     ---------------------

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a) (1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

                             1st SOURCE CORPORATION

                              SOUTH BEND, INDIANA

FORM 10-K  --  ITEM 14(a)  (1) and (2)

1ST SOURCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following report of independent auditors and consolidated financial statements of 1st Source Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

         Report of Ernst & Young LLP, Independent Auditors

         Consolidated statements of financial condition --
               December 31, 2000 and 1999

         Consolidated statements of income --
               Years ended December 31, 2000, 1999 and 1998

         Consolidated statements of shareholders' equity --
               Years ended December 31, 2000, 1999 and 1998

         Consolidated  statements of cash flows --
               Years ended December 31, 2000, 1999 and 1998

         Notes to consolidated financial statements --
               December 31, 2000, 1999 and 1998

The following report of independent accountants is submitted herewith in response to Item 14(a):
                                                                    Page Number
                                                                    -----------
     Report of PricewaterhouseCoopers LLP, Independent Accountants      F-3


Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

[PRICEWATERHOUSECOOPERS LOGO]

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of 1st Source Corporation:

In our opinion, the consolidated statement of financial condition as of December 31, 1999 and the related consolidated statements of income, shareholders' equity and of cash flows for each of the two years in the period ended December 31, 1999, (appearing on pages 22 through 26 of the 1st Source Corporation 2000 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of 1st Source Corporation and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of 1st Source Corporation for any period subsequent to December 31, 1999.


/s/ PricewaterhouseCoopers LLP

South Bend, Indiana
February 15, 2000

                           ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a) (3) and 14(c)

                                LIST OF EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000

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

10(b)(2) -- An amendment to Company's Employees' Money Purchase Pension Plan and
         Trust Agreement dated July 20, 1999, and filed as exhibit to Form 10-K dated December 31, 1999, and incorporated herein by reference

10(b)(3) -- An amendment to Company's Employees' Money Purchase Pension Plan and
         Trust Agreement dated December 29, 2000, and filed as exhibit to Form 10-K dated December 31, 2000, and attached hereto.

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

10(c)(3) -- An amendment to 1st Source  Corporation  Employees'  Profit  Sharing
         Plan and Trust Agreement dated July 20, 1999, and filed as exhibit to Form 10-K dated December 31, 1999, and incorporated herein by reference.

10(c)(4) -- An amendment to 1st Source  Corporation  Employees'  Profit  Sharing
         Plan and Trust Agreement dated December 29, 2000, and filed as exhibit to Form 10-K dated December 31, 2000, and attached hereto.

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

10(i)(1) -- 1st Source Corporation 1992 Stock Option Plan, dated April 23, 1992, as amended December 11, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(i)(2) -- An amendment to 1st Source Corporation 1992 Stock Option Plan, dated
         July 18, 2000, and filed as exhibit to Form 10-K, dated December 31, 2000, attached hereto.

10(j) -- 1st Source Corporation 1998 Performance Compensation Plan, dated February 19, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

10(k)    -- Consulting  Agreement of Ernestine M. Raclin,  dated April 14, 1998,
         filed  as  exhibit  to  Form  10-K,   dated   December  31,  1998,  and
         incorporated herein by reference.

13 -- Annual Report to Shareholders for the year ended December 31, 2000, attached hereto.

21       -- Subsidiaries of Registrant, attached hereto.

23(a)    -- Consent of Ernst & Young LLP, Independent Auditors, attached hereto.

23(b)    -- Consent of  PricewaterhouseCoopers   LLP,  Independent  Accountants,
         attached hereto.

         * The exhibits included under exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.