Form 10-Q
period 2001-03-31
1ST SOURCE CORP
filed 2001-05-14
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      March 31, 2001
                                            ------------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of March 31, 2000 - 20,786,912 shares.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                                                                       Page

        Consolidated statements of financial condition --                3
        March 31, 2001, and December 31, 2000

        Consolidated statements of income --                             4
        three months ended March 31, 2001 and 2000

        Consolidated statements of cash flows --                         5
        three months ended March 31, 2001 and 2000

        Notes to the Consolidated Financial Statements                   6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7


Item 3. Quantitative and Qualitative Disclosures About Market Risk      13


PART II.OTHER INFORMATION                                               14


SIGNATURES                                                              15

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)
                                                       March 31,    December 31,
                                                         2001           2000
                                                     -----------    -----------
ASSETS
Cash and due from banks ..........................   $   113,823    $   118,123
Federal funds sold and
  interest bearing deposits with other banks .....           843            901
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $524,893 and $503,238
    at March 31, 2001 and December 31, 2000)......       530,108        503,910
  Securities held-to-maturity, at amortized cost
    (fair value of $0 and $60,332 at
    March 31, 2001 and December 31, 2000) ........            --         59,212
                                                     -----------    -----------

Total investment securities ......................       530,108        563,122

Loans - net of unearned discount .................     2,413,433      2,309,062
  Reserve for loan losses ........................       (48,189)       (44,644)
                                                     -----------    -----------

Net loans ........................................     2,365,244      2,264,418

Equipment owned under operating leases,
   net of accumulated depreciation                        87,199         84,892
Premises and equipment,
   net of accumulated depreciation ...............        34,636         33,583
Other assets .....................................       122,726        117,142
                                                     -----------    -----------

Total assets .....................................   $ 3,254,579    $ 3,182,181
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   321,022    $   293,564
  Interest bearing ...............................     2,198,718      2,169,160
                                                     -----------    -----------

Total deposits ...................................     2,519,740      2,462,724

Federal funds purchased and securities
  sold under agreements to repurchase ............       203,448        192,307
Other short-term borrowings ......................       124,745        141,083
Long-term debt ...................................        12,166         12,060
Other liabilities ................................        62,481         58,685
                                                     -----------    -----------

Total liabilities ................................     2,922,580      2,866,859

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         7,227          7,227
  Capital surplus ................................       195,197        195,197
  Retained earnings ..............................        92,059         80,881
  Less cost of common stock in treasury ..........       (12,895)       (14,954)
  Accumulated other comprehensive income .........         5,661          2,221
                                                     -----------    -----------

Total shareholders' equity .......................       287,249        270,572
                                                     -----------    -----------

Total liabilities and shareholders' equity .......   $ 3,254,579    $ 3,182,181
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                     Three Months Ended
                                                                          March 31
                                                                     ------------------
                                                                    2001            2000
                                                                ------------    ------------
Interest and fee income:
 Loans ......................................................   $     53,839    $     45,958
   Investment securities:
     Taxable ................................................          5,842           5,061
     Tax-exempt .............................................          1,753           1,941
     Other ..................................................            163              89
                                                                ------------    ------------
Total interest income .......................................         61,597          53,049

Interest expense:
   Deposits .................................................         28,959          23,165
   Short-term borrowings ....................................          5,250           4,464
   Long-term debt ...........................................            218             221
                                                                ------------    ------------
Total interest expense ......................................         34,427          27,850
                                                                ------------    ------------
Net interest income .........................................         27,170          25,199
Provision for loan losses ...................................          7,295           3,918
                                                                ------------    ------------
Net interest income after
   provision for loan losses ................................         19,875          21,281

Noninterest income:
   Trust fees ...............................................          2,468           2,321
   Service charges on deposit accounts ......................          2,439           1,809
   Loan servicing and sale income ...........................         15,072           5,578
   Equipment rental income ..................................          5,791           4,578
   Other income .............................................          3,402           2,331
   Investment securities and other investment gains .........          1,032             497
                                                                ------------    ------------
Total noninterest income ....................................         30,204          17,114
                                                                ------------    ------------
Noninterest expense:
   Salaries and employee benefits ...........................         15,061          13,261
   Net occupancy expense ....................................          1,561           1,382
   Furniture and equipment expense ..........................          2,252           2,122
   Depreciation - leased equipment ..........................          4,664           3,642
   Supplies and communications ..............................          1,341           1,288
   Business development and marketing expense ...............            843             743
   Other expense ............................................          2,295           1,848
                                                                ------------    ------------
Total noninterest expense ...................................         28,017          24,286
                                                                ------------    ------------

Income before income taxes and subsidiary trust distributions         22,062          14,109
Income taxes ................................................          7,818           4,845
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            601             579
                                                                ------------    ------------

Net income ..................................................   $     13,643    $      8,685
                                                                ============    ============
Other comprehensive income, net of tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................          3,440             474
                                                                ------------    ------------

Total comprehensive income ..................................   $     17,083    $      9,159
                                                                ============    ============

Per common share: (1)
  Basic net income per common share .........................   $       0.66    $       0.42
                                                                ============    ============
  Diluted net income per common share .......................   $       0.65    $       0.41
                                                                ============    ============
  Dividends .................................................   $      0.086    $      0.081
                                                                ============    ============
Basic weighted average common shares outstanding ............     20,721,957      20,831,266
                                                                ============    ============
Diluted weighted average common shares outstanding ..........     21,099,979      21,081,675
                                                                ============    ============

(1) The computation of per share data gives retroactive recognition to a 5% stock dividend declared on April 24, 2001 and a 5% stock dividend declared on July 18, 2000.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                  Three Months Ended March 31
                                                       2001         2000
                                                    ---------    ---------
Operating activities:
  Net income ....................................   $  13,643    $   8,685
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................       7,295        3,918
  Depreciation of premises and equipment ........       5,813        4,730
  Amortization of investment security premiums
    and accretion of discounts, net .............         225          379
  Amortization of mortgage servicing rights .....       1,131        1,464
  Deferred income taxes .........................       2,106          539
  Realized investment securities gains ..........      (1,032)        (497)
  Realized gains on securitized loans ...........      (2,214)      (2,597)
  Decrease (increase) in interest receivable ....       1,208         (451)
  (Decrease) increase in interest payable .......      (2,207)       2,493
  Other .........................................     (15,793)      (4,826)
                                                    ---------    ---------

Net cash provided by operating activities .......      10,175       13,837

Investing activities:
  Proceeds from sales and maturities
    of investment securities ....................      52,622       67,148
  Purchases of investment securities ............     (14,408)     (55,848)
  Net decrease in short-term investments ........          58          292
  Loans sold or participated to others ..........      62,355       83,531
  Increase in loans net of principal collections.    (170,503)    (170,732)
  Net increase (decrease) in equipment owned
    under operating leases ......................       1,204       (5,936)
  Purchases of premises and equipment ...........      (1,477)        (575)
  Increase in other assets ......................       6,834          661
  Other .........................................        (768)        (437)
                                                    ---------    ---------

Net cash used in investing activities ...........     (64,083)     (81,896)

Financing activities:
  Net (decrease) increase in demand deposits, NOW
    accounts and savings accounts ...............     (78,113)       6,950
  Net increase in certificates of deposit .......     135,129      130,434
  Net decrease in short-term borrowings .........      (5,197)     (80,590)
  Proceeds from issuance of long-term debt ......         158          250
  Payments on long-term debt ....................         (52)         (72)
  Acquisition of treasury stock .................        (544)      (2,349)
  Cash dividends ................................      (1,773)      (1,702)
                                                    ---------    ---------

Net cash provided by financing activities .......      49,608       52,921

Decrease in cash and cash equivalents ...........      (4,300)     (15,138)

Cash and cash equivalents, beginning of period ..     118,123      101,911
                                                    ---------    ---------

Cash and cash equivalents, end of period ........   $ 113,823    $  86,773
                                                    =========    =========

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. The 2000 1st Source Corporation Annual Report on Form 10-K should be read in conjunction with these statements.


Note 2.    New Accounting Pronouncements

     On January 1, 2001, 1st Source adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and
Hedging Activities", as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the intended use of the derivative and its resulting designation.

     On adoption, it was permitted to transfer held-to-maturity debt securities to available-for-sale or trading securities without calling into question the intent of management to hold other debt securities to maturity in the future. In conjunction with the adoption of SFAS No. 133, 1st Source transferred the held-to-maturity portfolio with an amortized cost of $59.2 million and a gross unrealized gain of $1.1 million into the available-for-sale portfolio at January 1, 2001.

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

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of March 31, 2001, as compared to March 31, 2000 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000.

     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and the 2000 1st Source Corporation Annual Report on Form 10-K.

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

                               FINANCIAL CONDITION

     1st Source's assets at March 31, 2001 were $3.25 billion, up 10.7% from the same time last year. Total loans were up 12.4% and total deposits increased 11.3% over the comparable figures at the end of the first quarter of 2000. Shareholders' equity was $287.2 million, up 16.8% from the $245.9 million one year ago. As of March 31, 2001, the 1st Source equity-to-assets ratio was 8.8%, compared to 8.4% a year ago.

     Nonperforming assets at March 31, 2001, were $25,005,000 compared to $24,462,000 at December 31, 2000, an increase of 2.22%. At March 31, 2001, nonperforming assets were 1.04% of net loans compared to 1.06% at December 31, 2000.

     Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for- sale are carried at the lower of cost or market determined on an aggregate basis. Loans held-for-sale were $114.3 million and $54.4 million at March 31, 2001 and 2000, respectively.

     Included in Other Assets are capitalized mortgage servicing rights. The costs of purchasing the rights to service mortgage loans originated by others are deferred and amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. SFAS No. 140 allows companies that sell originated or purchased loans and retain the related servicing rights, to allocate a portion of the total costs of the loans to servicing rights, based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount and prepayment rates.

     In the first quarter of 2001, 1st Source completed the sale of $1.0 billion in principal value of its mortgage servicing rights held by its Trustcorp Mortgage Company subsidiary. This servicing sale was in addition to normal quarterly sales levels, and was made possible by favorable market conditions. Pre-tax income of $11.06 million ($6.87 million, net of tax) was recorded in the first quarter, 2001 on this transaction. As of March 31, 2001 and 2000, the carrying value of mortgage servicing rights was $12.3 million and $21.2 million, respectively.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.17% at March 31, 2001.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2001 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 2001 was 11.95% and the total risk-based capital ratio was 13.21%.

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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are carefully maintained relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 2001, the consolidated statement of financial condition was rate sensitive by $238,579,000 more liabilities than assets scheduled to reprice within one year or 87.90%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

                              RESULTS OF OPERATIONS

NET INCOME

     Net income for the three month period ended March 31, 2001, was $13,643,000 compared to $8,685,000 for the equivalent period in 2000. The primary reason for the increase was the gain on the sale of the $1.0 billion mortgage servicing rights in the first quarter, 2001, offset by an increased loan loss provision.

     Diluted net income per common share increased to $0.65 for the three month period ended March 31, 2001, from $0.41 in 2000. Return on average common shareholders' equity was 19.91% for the three months ended March 31, 2001, compared to 14.46% in 2000. The return on total average assets was 1.73% for the three months ended March 31, 2001, compared to 1.22% in 2000.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three month period ended March 31, 2001, was $27,990,000, an increase of 7.21% over the same period in 2000. The net interest margin on a fully taxable equivalent basis was 3.90% for the three month period ended March 31, 2001 compared to 4.05% for the three month period ended March 31, 2000 and 3.82% for the three month period ended December 31, 2000. The net interest margin has declined in the past year due to the costs of funds rising more than the yield on interest earning assets; in part, due to the greater reliance on brokered, negotiated rate deposits and jumbo certificates of deposits to meet funding needs.

     Total average earning assets increased 12.05% for the three month period ended March 31, 2001, over the comparative period in 2000. Total average investment securities increased 3.66% for the three month period over one year ago primarily due to an increase of investments in U.S. Government Securities. Average loans increased by 13.96% for the three month period, compared to the same period in 2000, due to growth in loan volume in commercial and agriculture, commercial loans secured by transportation and construction equipment and loans secured by real estate. The taxable equivalent yields on total average earning assets were 8.70% and 8.36% for the three month periods ended March 31, 2001, and 2000, respectively.

     Average deposits increased 11.05% for the three month period over the same period from 2000. The cost rate on average interest-bearing funds was 5.55% and 4.97% for the three months ended March 31, 2001, and 2000. The majority of the growth in deposits from last year has occurred in certificates of deposits with maturities greater than one year, brokered certificates of deposits and NOW accounts.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                             Three Months Ended March 31
                                        ------------------------------------
                                           2001                       2000
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  385,573  $ 5,842  6.15%  $  355,040  $ 5,060  5.73%
  Tax exempt (1)...........      151,827    2,507  6.70%     163,379    2,804  6.90%
Net loans (2)(3)...........    2,358,805   53,904  9.27%   2,069,887   46,004  8.94%
Other investments .........       11,902      164  5.58%       7,175       90  5.02%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           2,908,107   62,417  8.70%   2,595,481   53,958  8.36%

Cash and due from banks ...       89,421                     102,470
Reserve for loan losses ...      (45,971)                    (40,027)
Other assets ..............      237,678                     204,977
                              ----------                  ----------

Total .....................   $3,189,235                  $2,862,901
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,142,886  $28,959  5.48%  $1,916,483  $23,165  4.86%
  Short-term borrowings ...      359,721    5,250  5.92%     326,530    4,464  5.50%
  Long-term debt ..........       12,160      218  7.28%      12,188      221  7.30%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,514,767   34,427  5.55%   2,255,201   27,850  4.97%


  Noninterest bearing deposits   289,542                     273,887
  Other liabilities .......      107,058                      92,206
  Shareholders' equity ....      277,868                     241,607
                              ----------                  ----------

Total .....................   $3,189,235                  $2,862,901
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $27,990                     $26,108
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.90%                       4.05%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $755 in 2001 and $863 in 2000.

(2) Loan income includes fees of $1,295 in 2001 and $1,479 in 2000. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2001 and 2000. The tax equivalent adjustments were $65 in 2001 and $46 in 2000.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the first quarter of 2001 increased to $7,295,000 as compared to $3,918,000 for the first quarter of 2000. The increase is primarily due to increased charge-offs over the past two quarters and to an increase in loan delinquencies to 2.13% at March 31, 2001 as compared to 0.54% at March 31, 2000 and 1.03% at the end of 2000. Net Charge-offs of $3,065,000 have been recorded in the first quarter 2001, compared to Net Charge-offs of $3,348,000 in the first quarter 2000 and $2,204,000 in the fourth quarter of 2000. A summary of loan loss experience during the three months ended March 31, 2001 and 2000 and for year ended December 31, 2000 is provided below.

                                                   Summary of Reserve for Loan Losses
                                                  ------------------------------------
                                                         (Dollars in Thousands)
                                                   Three Months Ended       Year Ended
                                                        March 31            December 31
                                                   2001          2000          2000
                                                 ---------     ---------     ---------
Reserve for loan losses - beginning balance     $   44,644    $   40,210    $   40,210
   Charge-offs                                      (3,218)       (3,486)       (9,075)
   Recoveries                                          153           138         1,673
                                                 ---------     ---------     ---------
Net charge-offs                                     (3,065)       (3,348)       (7,402)

Provision for loan losses                            7,295         3,918        14,877
Recaptured reserve due to loan securitizations        (685)         (870)       (3,041)
                                                 ---------     ---------     ---------
Reserve for loan losses - ending balance        $   48,189    $   39,910    $   44,644
                                                 =========     =========     =========

Loans outstanding at end of period               2,413,433     2,146,444     2,309,062
Average loans outstanding during period          2,358,805     2,069,887     2,207,382

Reserve for loan losses as a percentage of
   loans outstanding at end of period                 2.00%         1.86%         1.93%
Ratio of net charge-offs during period to
   average loans outstanding                          0.53%         0.65%         0.34%

     It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of March 31, 2001.


NONINTEREST INCOME

     Noninterest income for the three month periods ended March 31, 2001, and 2000 was $30,204,000 and $17,114,000, respectively, an increase of 76.49%. Trust fees increased 6.33%, service charges on deposit accounts increased 34.83%, loan servicing and sale income increased 170.20%, equipment rental income increased 26.50% and other income increased 45.95%. Service charges on deposits increased due to the implementation of an overdraft protection program during 2000. Servicing and sale income increased due to the $1 billion sale of mortgage servicing rights in the first quarter, 2001. The increase in equipment rental income was primarily due to growth in operating leases. Investment Security and other net gains for March 31, 2001, were $1,032,000 compared to net gains of $497,000 in 2000, an increase of 107.65%. The net gains for both years were primarily attributed to certain partnership and venture capital investments.

NONINTEREST EXPENSE

     Noninterest expense for the three month period ended March 31, 2001, was $28,017,000, an increase of 15.36% over the same period in 2000 and 4.31% over the prior quarter ended December 31, 2000. Salaries and employee benefits increased 13.57% and 14.15% from the three month periods ended March 31, 2000 and December 31, 2000, respectively, primarily due to an increase in base salaries in the first quarter, 2001. Base salaries increased partially due to increased mortgage loan commissions and to fewer open positions within the organization. Net occupancy expense increased 12.95%, furniture and equipment expense increased 6.13%, depreciation on leased equipment increased 28.06%, supplies and communications expense increased 4.11%, business development and marketing expense increased 13.46%, and miscellaneous other expenses increased 24.19% over the same period in 2000. The increase in depreciation of leased equipment is due to a significant volume increase from the prior year. The miscellaneous other expense increase from one year ago is attributed primarily to an increase in professional fees.


INCOME TAXES

     The provision for income taxes for the three month period ended March 31, 2001, was $7,818,000 compared to $4,845,000 for the comparable period in 2000. The provision for income taxes for the three months ended March 31, 2001, and 2000, is at a rate which management believes approximates the effective rate for the year.


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in 1st Source's annual report on Form 10-K for the year ended December 31, 2000. See the discussion of interest rate sensitivity beginning on page 13 of the Annual Report to Shareholders.

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


DATE   5/10/01                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                    (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   5/10/01                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                     (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer