Form 10-Q
period 2001-06-30
1ST SOURCE CORP
filed 2001-08-13
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      June 30, 2001
                                            ------------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of June 30, 2001 - 20,779,870 shares.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                                                                       Page

        Consolidated statements of financial condition --                3
        June 30, 2001, and December 31, 2000

        Consolidated statements of income --                             4
        three months and six months ended June 30, 2001 and 2000

        Consolidated statements of cash flows --                         5
        six months ended June 30, 2001 and 2000

        Notes to the Consolidated Financial Statements                   6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


Item 3. Quantitative and Qualitative Disclosures About Market Risk      14


PART II.OTHER INFORMATION                                               15


SIGNATURES                                                              16

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)
                                                       June 30,    December 31,
                                                         2001           2000
                                                     -----------    -----------
ASSETS
Cash and due from banks ..........................   $   130,481    $   118,123
Federal funds sold and
  interest bearing deposits with other banks .....         1,360            901
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $559,903 and $503,238
    at June 30, 2001 and December 31, 2000)......        565,497        503,910
  Securities held-to-maturity, at amortized cost
    (fair value of $0 and $60,332 at
    June 30, 2001 and December 31, 2000) ........            --          59,212
                                                     -----------    -----------

Total investment securities ......................       565,497        563,122

Loans - net of unearned discount .................     2,508,246      2,309,062
  Reserve for loan losses ........................       (50,901)       (44,644)
                                                     -----------    -----------

Net loans ........................................     2,457,345      2,264,418

Equipment owned under operating leases,
   net of accumulated depreciation                        98,185         84,892
Premises and equipment,
   net of accumulated depreciation ...............        35,331         33,583
Other assets .....................................       118,015        117,142
                                                     -----------    -----------

Total assets .....................................   $ 3,406,214    $ 3,182,181
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   284,043    $   293,564
  Interest bearing ...............................     2,397,958      2,169,160
                                                     -----------    -----------

Total deposits ...................................     2,682,001      2,462,724

Federal funds purchased and securities
  sold under agreements to repurchase ............       221,573        192,307
Other short-term borrowings ......................        96,085        141,083
Other liabilities ................................        53,679         58,685
Long-term debt ...................................        12,165         12,060
                                                     -----------    -----------

Total liabilities ................................     3,065,503      2,866,859

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         7,227          7,227
  Capital surplus ................................       195,197        195,197
  Retained earnings ..............................        99,488         80,881
  Less cost of common stock in treasury ..........       (12,898)       (14,954)
  Accumulated other comprehensive income .........         6,947          2,221
                                                     -----------    -----------

Total shareholders' equity .......................       295,961        270,572
                                                     -----------    -----------

Total liabilities and shareholders' equity .......   $ 3,406,214    $ 3,182,181
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30                               June 30
                                                                     ------------------                    ----------------
                                                                    2001            2000               2001            2000
                                                                ------------    ------------        ------------    ------------
Interest and fee income:
 Loans ......................................................   $     54,814    $     50,467        $    108,653    $     96,425
   Investment securities:
     Taxable ................................................          5,877           5,392              11,720          10,453
     Tax-exempt .............................................          1,752           2,053               3,504           3,994
     Other ..................................................            114             153                 277             242
                                                                ------------    ------------        ------------    ------------
Total interest income .......................................         62,557          58,065             124,154         111,114

Interest expense:
   Deposits .................................................         28,940          26,520              57,898          49,685
   Short-term borrowings ....................................          3,740           4,833               8,991           9,297
   Long-term debt ...........................................            219             224                 437             445
                                                                ------------    ------------        ------------    ------------
Total interest expense ......................................         32,899          31,577              67,326          59,427
                                                                ------------    ------------        ------------    ------------
Net interest income .........................................         29,658          26,488              56,828          51,687
Provision for loan losses ...................................          4,464           4,678              11,759           8,596
                                                                ------------    ------------        ------------    ------------
Net interest income after
   provision for loan losses ................................         25,194          21,810              45,069          43,091

Noninterest income:
   Trust fees ...............................................          2,463           2,509               4,931           4,830
   Service charges on deposit accounts ......................          2,837           1,915               5,276           3,724
   Loan servicing and sale income ...........................          5,408           6,249              20,480          11,827
   Equipment rental income ..................................          6,257           4,525              12,048           9,103
   Other income .............................................          2,861           2,860               6,263           5,191
   Investment securities and other investment gains .........             52               0               1,084             497
                                                                ------------    ------------        ------------    ------------
Total noninterest income ....................................         19,878          18,058              50,082          35,172
                                                                ------------    ------------        ------------    ------------
Noninterest expense:
   Salaries and employee benefits ...........................         15,535          14,041              30,596          27,302
   Net occupancy expense ....................................          1,477           1,325               3,039           2,707
   Furniture and equipment expense ..........................          2,334           2,133               4,586           4,255
   Depreciation - leased equipment ..........................          4,993           4,182               9,657           7,824
   Supplies and communications ..............................          1,306           1,223               2,647           2,511
   Business development and marketing expense ...............          1,240           1,086               2,082           1,829
   Other expense ............................................          2,985           2,153               5,280           4,001
                                                                ------------    ------------        ------------    ------------
Total noninterest expense ...................................         29,870          26,143              57,887          50,429
                                                                ------------    ------------        ------------    ------------

Income before income taxes and subsidiary trust distributions         15,202          13,725              37,264          27,834
Income taxes ................................................          5,195           4,212              13,013           9,057
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            560             607               1,161           1,186
                                                                ------------    ------------        ------------    ------------

Net income ..................................................   $      9,447    $      8,906        $     23,090    $     17,591
                                                                ============    ============        ============    ============
Other comprehensive income, net of tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................          1,286             381               4,726             855
                                                                ------------    ------------        ------------    ------------

Total comprehensive income ..................................   $     10,733    $      9,287        $     27,816    $     18,446
                                                                ============    ============        ============    ============

Per common share: (1)
  Basic net income per common share .........................   $       0.45    $       0.42        $       1.11    $       0.84
                                                                ============    ============        ============    ============
  Diluted net income per common share .......................   $       0.44    $       0.42        $       1.09    $       0.83
                                                                ============    ============        ============    ============
  Dividends .................................................   $      0.085    $      0.082        $      0.171    $      0.163
                                                                ============    ============        ============    ============
Basic weighted average common shares outstanding ............     20,787,074      20,809,575          20,754,695      20,820,420
                                                                ============    ============        ============    ============
Diluted weighted average common shares outstanding ..........     21,199,014      21,040,391          21,149,770      21,061,033
                                                                ============    ============        ============    ============

(1)  The  computation  of per share data gives  retroactive  recognition to a 5% stock dividend  declared on April 24, 2001.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                  Three Months Ended June 30
                                                       2001         2000
                                                    ---------    ---------
Operating activities:
  Net income ....................................   $  23,090    $  17,591
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................      11,759        8,596
  Depreciation of premises and equipment ........      12,016        9,967
  Amortization of investment security premiums
    and accretion of discounts, net .............         537          553
  Amortization of mortgage servicing rights .....       2,100        2,864
  Deferred income taxes .........................          61          379
  Realized investment securities gains ..........      (1,084)        (497)
  Realized gains on securitized loans ...........      (4,405)      (5,123)
  Decrease (increase) in interest receivable ....         294       (1,650)
  (Decrease) increase in interest payable .......      (4,943)       7,241
  Other .........................................     (14,543)      (4,837)
                                                    ---------    ---------

Net cash provided by operating activities .......      24,882       35,084

Investing activities:
  Proceeds from sales and maturities
    of investment securities ....................     181,131      107,060
  Purchases of investment securities ............    (177,977)     (88,473)
  Net increase in short-term investments ........        (669)      (3,110)
  Loans sold or participated to others ..........     122,384      154,092
  Increase in loans net of principal collections. (327,123) (355,885) Net increase in equipment owned
    under operating leases ......................      (9,782)     (16,097)
  Purchases of premises and equipment ...........      (3,052)      (1,246)
  Decrease in other assets ......................       4,548          813
  Other .........................................      (1,141)        (643)
                                                    ---------    ---------

Net cash used in investing activities ...........    (211,681)    (203,489)

Financing activities:
  Net increase in demand deposits, NOW
    accounts and savings accounts ...............      37,180      150,323
  Net increase in certificates of deposit .......     182,097      179,477
  Net decrease in short-term borrowings .........     (15,732)     (97,856)
  Proceeds from issuance of long-term debt ......         217          250
  Payments on long-term debt ....................         (88)        (152)
  Acquisition of treasury stock .................        (951)      (3,721)
  Cash dividends ................................      (3,566)      (3,403)
                                                    ---------    ---------

Net cash provided by financing activities .......     199,157      224,918

Increase in cash and cash equivalents ...........      12,358       56,513

Cash and cash equivalents, beginning of period ..     118,123      101,911
                                                    ---------    ---------

Cash and cash equivalents, end of period ........   $ 130,481    $ 158,424
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

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement did not have a material effect on 1st Source's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and other intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     1st Source Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $215,725 ($0.01 per share) per year. During 2002, 1st Source Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following management's discussion and analysis are presented to provide information concerning the financial condition of 1st Source as of June 30, 2001, as compared to June 30, 2000 and December 31, 2000, and the results of operations for the six months ended June 30, 2001 and 2000.

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

                               FINANCIAL CONDITION

     1st Source's assets at June 30, 2001 were $3.41 billion, up 9.0% from the same time last year. Total loans were up 11.3% and total deposits increased 9.1% over the comparable figures at the end of the second quarter of 2000. Shareholders' equity was $296.0 million, up 17.3% from the $252.2 million one year ago. As of June 30, 2001, the 1st Source equity-to-assets ratio was 8.7%, compared to 8.1% a year ago.

     Nonperforming assets at June 30, 2001, were $24,322,000 compared to $24,462,000 at December 31, 2000, a decrease of 0.57%. At June 30, 2001, nonperforming assets were 0.97% of net loans compared to 1.06% at December 31, 2000.

     Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for-sale are carried at the lower of cost or market determined on an aggregate basis. Loans held-for-sale were $123.8 million and $62.1 million at June 30, 2001 and 2000, respectively.

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

     In the first quarter of 2001, 1st Source completed the sale of $1.0 billion in principal value of its mortgage servicing rights held by its Trustcorp Mortgage Company subsidiary. This servicing sale was in addition to normal quarterly sales levels, and was made possible by favorable market conditions. Pre-tax income of $11.06 million ($6.87 million, net of tax) was recorded in the first quarter, 2001 on this transaction. As of June 30, 2001 and 2000, the carrying value of mortgage servicing rights was $15.0 million and $19.8 million, respectively.

     During the second quarter of 2001, 1st Source reached an agreement to purchase two branches in Michigan City and LaPorte, Indiana from Citizens Financial Services, F.S.B. The two branches hold approximately $40 million in deposits.

     1st Source previously agreed to purchase two branches in St. Joseph, Michigan from Old Kent Financial Corporation pursuant to an agreement reached during the first quarter, 2001. Those branches hold approximately $29 million in loans and $60 million in deposits. That transaction was completed on July 27, 2001.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.94% at June 30, 2001.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2001 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 2001 was 11.83% and the total risk-based capital ratio was 13.09%.


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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 2001, the consolidated statement of financial condition was rate sensitive by $447,505,000 more liabilities than assets scheduled to reprice within one year or 80%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

                              RESULTS OF OPERATIONS

NET INCOME

     Net income for the three-month and six-month periods ended June 30, 2001, was $9,447,000 and $23,090,000 respectively, compared to $8,906,000 and
$17,591,000 for the equivalent periods in 2000. The increase for the three-month period ended June 30, 2001 was attributed to increases in net interest income and noninterest income, offset by an increase in noninterest expense. For the six-month period ended June 30, 2001, the primary reasons for the increase were an increase in net interest income, the gain on the sale of the $1.0 billion mortgage servicing rights in the first quarter, 2001, offset by increased loan loss provisions and noninterest expense.

     Diluted net income per common share increased to $0.44 and $1.09, respectively, for the three-month and six-month periods ended June 30, 2001, from $0.42 and $0.83 in 2000. Return on average common shareholders' equity was 16.36% for the six months ended June 30, 2001, compared to 14.45% in 2000. The return on total average assets was 1.43% for the six months ended June 30, 2001, compared to 1.20% in 2000.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended June 30, 2001, was $30,490,000, an increase of 11.16% over the same period in 2000. The net interest margin on a fully taxable equivalent basis was 4.02% for the three-month period ended June 30, 2001, which remained unchanged compared to the same period in 2000. The fully taxable equivalent net interest income for the six-month period ended June 30, 2001, was $58,480,000, an increase of 9.23% over 2000, resulting in a net yield of 3.97% compared to 4.03% in 2000. The net interest margin has declined in the past year due to the cost of funds rising more than the yield on interest earning assets; in part, due to the greater reliance on brokered and jumbo certificates of deposits to meet funding needs.

     Total average earning assets increased 10.66% and 11.35%, respectively, for the three-month and six-month periods ended June 30,2001, over the compared periods in 2000. Total average investment securities increased 1.78% and 2.71%, respectively for the three-month and the six-month periods over one year ago primarily due to an increase of investments in U.S. Government Securities. Average loans increased by 12.85% and 13.40% for the three-month and six-month periods, compared to the same periods in 2000, due to growth in loan volume in commercial, consumer and commercial loans secured by transportation and construction equipment. The taxable equivalent yields on total average earning assets were 8.37% and 8.64% for the three-month periods ended June 30, 2001, and 2000, and 8.53% and 8.51% for the six month periods ended June 30, 2001, and 2000, respectively.

     Average deposits increased 12.31% and 11.73% for the three-month and six-month periods over the same periods from 2000. The cost rate on average interest-bearing funds was 5.00% and 5.32% for the three months ended June 30, 2001, and 2000, and 5.27% and 5.15% for the six-month periods ended June 30, 2001 and 2000. The majority of the growth in deposits from last year has occurred in certificates of deposits with maturities greater than one year, brokered and jumbo certificates of deposits and NOW accounts.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                             Three Months Ended June 30
                                        ------------------------------------
                                           2001                       2000
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  395,988  $ 5,877  5.95%  $  368,426  $ 5,393  5.89%
  Tax exempt (1)...........      154,249    2,523  6.56%     172,163    2,951  6.89%
Net loans (2)(3)...........    2,477,334   54,875  8.88%   2,195,220   50,510  9.25%
Other investments .........       11,450      114  4.01%      10,432      152  5.86%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,039,021   63,389  8.37%   2,746,241   59,006  8.64%

Cash and due from banks ...      100,722                      95,137
Reserve for loan losses ...      (49,449)                    (40,314)
Other assets ..............      249,489                     215,694
                              ----------                  ----------

Total .....................   $3,339,783                  $3,016,758
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,323,736  $28,940  5.00%  $2,049,886  $26,520  5.20%
  Short-term borrowings ...      305,761    3,741  4.91%     326,144    4,833  5.96%
  Long-term debt ..........       12,163      218  7.20%      12,319      224  7.31%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,641,660   32,899  5.00%   2,388,349   31,577  5.32%


  Noninterest bearing deposits   303,576                     289,428
  Other liabilities .......      103,198                      91,036
  Shareholders' equity ....      291,349                     247,945
                              ----------                  ----------

Total .....................   $3,339,783                  $3,016,758
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $30,490                     $27,429
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        4.02%                       4.02%
                                                   =====                       =====

                                             Six Months Ended June 30
                                        ------------------------------------
                                           2001                       2000
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  390,809  $11,720  6.05%  $  361,733  $10,453  5.81%
  Tax exempt (1)...........      153,045    5,030  6.63%     167,771    5,755  6.90%
Net loans (2)(3)...........    2,418,397  108,779  9.07%   2,132,554   96,514  9.10%
Other investments .........       11,675      278  4.81%       8,803      242  5.53%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           2,973,926  125,807  8.53%   2,670,861  112,964  8.51%

Cash and due from banks ...       95,103                      98,803
Reserve for loan losses ...      (47,719)                    (40,171)
Other assets ..............      243,615                     210,336
                              ----------                  ----------

Total .....................   $3,264,925                  $2,939,829
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,233,811  $57,899  5.23%  $1,983,184  $49,685  5.04%
  Short-term borrowings ...      332,592    8,991  5.45%     326,337    9,297  5.73%
  Long-term debt ..........       12,161      437  7.24%      12,254      445  7.31%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,578,564   67,327  5.27%   2,321,775   59,427  5.15%


  Noninterest bearing deposits   296,598                     281,658
  Other liabilities .......      105,117                      91,620
  Shareholders' equity ....      284,646                     244,776
                              ----------                  ----------

Total .....................   $3,264,925                  $2,939,829
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $58,480                     $53,537
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.97%                       4.03%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate for 2001 and 2000. Tax equivalent adjustments for the three-month periods were $771 in 2001 and $897 in 2000 and for the six-month periods were $1,526 in 2001 and $1,760 in 2000.

(2) Loan income includes fees on loans for the three-month periods of $1,691 in 2001 and $1,726 in 2000 and for the six-month periods of $2,986 in 2001 and $3,205 in 2000. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2001 and 2000. The tax equivalent adjustments for the three-month periods were $61 in 2001 and $44 in 2000 and for the six-month periods were $126 in 2001 and $90 in 2000.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three-month period ended June 30, 2001, and 2000, was $4,464,000 and $4,678,000, respectively, and was $11,759,000 and $8,596,000 for the six-month periods ended June 30, 2001 and 2000. The increase for the six-month period is primarily due to higher than normal charge-offs and increased loan delinquencies to 1.88% on June 30, 2001 as compared to 0.81% on June 30, 2000 and 1.03% at the end of 2000. Net Charge-offs of $1,004,000 have been recorded for the second quarter 2001, compared to $3,065,000 for the first quarter 2001 and $2,204,000 in the fourth quarter 2000. Year-to-date Net Charge-offs of $4,069,000 have been recorded in 2001, compared to Net Charge-offs of $4,951,000 through June 2000. A summary of loan loss experience during the three and six months ended June 30, 2001 and 2000 is provided below.

                                                          Summary of Allowance for Loan Losses
                                                          ------------------------------------
                                                    Three Months Ended            Six Months Ended
                                                          June 30                     June 30
                                                    2001          2000          2001          2000
                                                  ---------     ---------     ---------     ---------
 Reserve for loan losses - beginning balance     $   48,189    $   39,910    $   44,644    $   40,210
    Charge-offs                                      (1,448)       (1,777)       (4,666)       (5,263)
    Recoveries                                          444           174           597           312
                                                  ---------     ---------     ---------     ---------
 Net charge-offs                                     (1,004)       (1,603)       (4,069)       (4,951)

Provision for loan losses                             4,464         4,678        11,759         8,596
 Recaptured reserve due to loan securitizations        (748)         (780)       (1,433)       (1,650)
                                                  ---------     ---------     ---------     ---------
 Reserve for loan losses - ending balance       $    50,901    $   42,205    $   50,901     $  42,205
                                                  =========     =========     =========     =========

 Loans outstanding at end of period               2,508,246     2,252,739     2,508,246     2,252,739
 Average loans outstanding during period          2,477,989     2,195,221     2,418,397     2,132,554

 Reserve for loan losses as a percentage of
    loans outstanding at end of period                 2.03%         1.87%         2.03%         1,87%
 Ratio of net charge-offs during period to
    average loans outstanding                          0.16%         0.29%         0.34%         0.47%

     It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of June 30, 2001.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended June 30, 2001, and 2000 was $19,878,000 and $18,058,000, respectively, and was $50,082,000 and
$35,172,000 for the six-month period ended June 30, 2001 and 2000, respectively. For the six-month period, trust fees increased 2.09%, service charges on deposit accounts increased 41.68%, loan servicing and sale income increased 73.16%, equipment rental income increased 32.35% and other income increased 20.63% over last year. For both the three-month and six-month periods ended June 30, 2001, service charges on deposits increased due to the implementation of an overdraft protection program during 2000, and equipment rental income increased primarily due to growth in operating leases. For the six-month period June 30, 2001, servicing and sale income increased due to the $1 billion sale of mortgage servicing rights in the first quarter, 2001. Investment Security and other net gains for the six-month ended June 30, 2001 were $1,084,000, compared to net gains of $497,000 in 2000. The net gains for both years were primarily attributed to certain partnership and venture capital investments.

NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended June 30, 2001 and 2000 was $29,870,000 and $26,143,000, respectively, and was $57,887,000 and
$50,429,000 for the six-month period ended June 30, 2001 and 2000, respectively. For the six-month period ended June 30, 2001, salaries and employee benefits increased 12.07%, net occupancy expense increased 12.26%, furniture and equipment expense increased 7.78%, depreciation on leased equipment increased 23.43%, supplies and communications expense increased 5.42%, business development and marketing expense increased 13.83%, and miscellaneous other expenses increased 31.98% over the same period in 2000. Salaries and employee benefits increased primarily due to an increase in base salaries, mortgage loan commissions, contract salaries and group insurance expense. The increase in depreciation of leased equipment is due to the growth in operating leases from the prior year. The miscellaneous other expense increase from one year ago is attributed primarily to an increase in professional fees and check fraud losses.

INCOME TAXES

     The provision for income taxes for the three-month and six-month periods ended June 30, 2001, was $5,195,000 and $13,013,000, respectively, compared to $4,212,000 and $9,057,000 for the comparable periods in 2000. The provision for income taxes for the six months ended June 30, 2001, and 2000, is at a rate which management believes approximates the effective rate for the year.


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

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         During the second quarter of 2001, 1st Source Corporation's shareholders re-elected Daniel B. Fitzpatrick, Wellington D. Jones III, and Dane A. Miller, Ph.D. as directors at the April 24, 2001, annual meeting. All directors were elected for terms ending in April, 2004. The election showed that 18,465,133 votes were cast (representing 93.02% of all eligible shares) with all directors receiving a majority of the votes cast.

         1st Source Corporation's shareholders also elected to approve the 2001 Stock Option Plan. The election tally showed that 17,135,398 votes were cast (representing 86.32% of all eligible shares) with the proposal receiving a majority of the votes cast.

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


DATE   8/10/01                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                    (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   8/10/01                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                     (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer