Form 10-Q
period 2001-09-30
1ST SOURCE CORP
filed 2001-11-09
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 2001
                                            ------------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of September 30, 2001 - 20,778,459 shares.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                                                                       Page

        Consolidated statements of financial condition --                3
        September 30, 2001, and December 31, 2000

        Consolidated statements of income --                             4
        three months and nine months ended September 30, 2001 and 2000

        Consolidated statements of cash flows --                         5
        nine months ended September 30, 2001 and 2000

        Notes to the Consolidated Financial Statements                   6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


Item 3. Quantitative and Qualitative Disclosures About Market Risk      14


PART II. OTHER INFORMATION                                               15


SIGNATURES                                                              16

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)
                                                     September 30,  December 31,
                                                         2001           2000
                                                     -----------    -----------
ASSETS
Cash and due from banks ..........................   $   109,064    $   118,123
Federal funds sold and
  interest bearing deposits with other banks .....           871            901
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $594,075 and $503,238
    at September 30, 2001 and December 31, 2000)..       603,785        503,910
  Securities held-to-maturity, at amortized cost
    (fair value of $0 and $60,332 at
    September 30, 2001 and December 31, 2000) ....           --          59,212
                                                     -----------    -----------

Total investment securities ......................       603,785        563,122

Loans - net of unearned discount .................     2,530,023      2,309,062
  Reserve for loan losses ........................       (55,091)       (44,644)
                                                     -----------    -----------

Net loans ........................................     2,474,932      2,264,418

Equipment owned under operating leases,
   net of accumulated depreciation ...............       103,419         84,892
Premises and equipment,
   net of accumulated depreciation ...............        36,309         33,583
Other assets .....................................       118,214        117,142
                                                     -----------    -----------

Total assets .....................................   $ 3,446,594    $ 3,182,181
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   303,806    $   293,564
  Interest bearing ...............................     2,391,561      2,169,160
                                                     -----------    -----------

Total deposits ...................................     2,695,367      2,462,724

Federal funds purchased and securities
  sold under agreements to repurchase ............       253,469        192,307
Other short-term borrowings ......................        84,461        141,083
Other liabilities ................................        56,278         58,685
Long-term debt ...................................        11,992         12,060
                                                     -----------    -----------

Total liabilities ................................     3,101,567      2,866,859

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         7,227          7,227
  Capital surplus ................................       195,197        195,197
  Retained earnings ..............................       103,696         80,881
  Less cost of common stock in treasury ..........       (12,922)       (14,954)
  Accumulated other comprehensive income .........         7,079          2,221
                                                     -----------    -----------

Total shareholders' equity .......................       300,277        270,572
                                                     -----------    -----------

Total liabilities and shareholders' equity .......   $ 3,446,594    $ 3,182,181
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30                         September 30
                                                                     ------------------                    ----------------
                                                                    2001            2000               2001            2000
                                                                ------------    ------------        ------------    ------------
Interest and fee income:
 Loans ......................................................   $     52,939    $     53,133        $    161,592    $    149,558
   Investment securities:
     Taxable ................................................          5,570           5,696              17,289          16,149
     Tax-exempt .............................................          1,716           2,020               5,220           6,014
     Other ..................................................            132             281                 410             523
                                                                ------------    ------------        ------------    ------------
Total interest income .......................................         60,357          61,130             184,511         172,244

Interest expense:
   Deposits .................................................         26,707          29,243              84,605          78,928
   Short-term borrowings ....................................          3,476           5,362              12,467          14,659
   Long-term debt ...........................................            218             225                 655             670
                                                                ------------    ------------        ------------    ------------
Total interest expense ......................................         30,401          34,830              97,727          94,257
                                                                ------------    ------------        ------------    ------------
Net interest income .........................................         29,956          26,300              86,784          77,987
Provision for loan losses ...................................          9,807           1,292              21,566           9,888
                                                                ------------    ------------        ------------    ------------
Net interest income after
   provision for loan losses ................................         20,149          25,008              65,218          68,099

Noninterest income:
   Trust fees ...............................................          2,428           2,315               7,359           7,145
   Service charges on deposit accounts ......................          2,969           1,984               8,245           5,708
   Loan servicing and sale income ...........................          4,519           3,632              24,999          15,459
   Equipment rental income ..................................          6,922           5,810              18,970          14,913
   Other income .............................................          3,094           2,759               9,357           7,950
   Investment securities and other investment gains .........              0               0               1,084             497
                                                                ------------    ------------        ------------    ------------
Total noninterest income ....................................         19,932          16,500              70,014          51,672
                                                                ------------    ------------        ------------    ------------
Noninterest expense:
   Salaries and employee benefits ...........................         15,923          14,076              46,519          41,378
   Net occupancy expense ....................................          1,508           1,433               4,547           4,140
   Furniture and equipment expense ..........................          2,344           2,123               6,930           6,378
   Depreciation - leased equipment ..........................          5,543           4,389              15,200          12,213
   Supplies and communications ..............................          1,376           1,298               4,023           3,809
   Business development and marketing expense ...............          1,078             885               3,160           2,714
   Other expense ............................................          2,463           2,511               7,743           6,512
                                                                ------------    ------------        ------------    ------------
Total noninterest expense ...................................         30,235          26,715              88,122          77,144
                                                                ------------    ------------        ------------    ------------

Income before income taxes and subsidiary trust distributions          9,846          14,793              47,110          42,627
Income taxes ................................................          3,131           4,967              16,144          14,024
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............            541             600               1,702           1,786
                                                                ------------    ------------        ------------    ------------

Net income ..................................................   $      6,174    $      9,226        $     29,264    $     26,817
                                                                ============    ============        ============    ============
Other comprehensive income, net of tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................            132           1,998               4,858           2,853
                                                                ------------    ------------        ------------    ------------

Total comprehensive income ..................................   $      6,306    $     11,224        $     34,122    $     29,670
                                                                ============    ============        ============    ============

Per common share: (1)
  Basic net income per common share .........................   $       0.30    $       0.45        $       1.41    $       1.29
                                                                ============    ============        ============    ============
  Diluted net income per common share .......................   $       0.29    $       0.44        $       1.38    $       1.27
                                                                ============    ============        ============    ============
  Dividends .................................................   $       0.09    $      0.086        $      0.261    $      0.249
                                                                ============    ============        ============    ============
Basic weighted average common shares outstanding ............     20,779,292      20,735,966          20,762,987      20,792,063
                                                                ============    ============        ============    ============
Diluted weighted average common shares outstanding ..........     21,224,446      20,947,066          21,160,166      21,022,767
                                                                ============    ============        ============    ============

(1)  The  computation  of per share data gives  retroactive  recognition to a 5% stock dividend  declared on April 24, 2001.

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                  Nine Months Ended September 30
                                                       2001         2000
                                                    ---------    ---------
Operating activities:
  Net income ....................................   $  29,264    $  26,817
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................      21,566        9,888
  Depreciation of premises and equipment ........      18,647       15,411
  Amortization of investment security premiums
    and accretion of discounts, net .............         885          759
  Amortization of mortgage servicing rights .....       3,164        4,199
  Deferred income taxes .........................        (738)       2,042
  Realized investment securities gains ..........      (1,084)        (497)
  Realized gains on securitized loans ...........      (6,012)      (6,916)
  Decrease (increase) in interest receivable ....         439       (4,628)
  (Decrease) increase in interest payable .......      (6,845)      12,255
  Other .........................................     (15,418)      (7,876)
                                                    ---------    ---------

Net cash provided by operating activities .......      43,868       51,454

Investing activities:
  Proceeds from sales and maturities
    of investment securities ....................     254,914      148,225
  Purchases of investment securities ............    (286,491)    (132,056)
  Net decrease (increase) in short-term
    investments .................................          30      (19,837)
  Loans sold or participated to others ..........     148,100      225,749
  Increase in loans net of
    principal collections .......................    (351,206)    (448,077)
  Purchase of loans .............................     (29,054)          --
  Net increase in equipment owned
    under operating leases ......................     (15,016)     (14,448)
  Purchases of premises and equipment ...........      (4,778)      (2,324)
  Decrease (increase) in other assets ............       7,671       (1,784)
  Net cash paid in purchase acquisition .........      (6,208)          --
  Other .........................................      (1,523)        (646)
                                                    ---------    ---------

Net cash used in investing activities ...........    (283,561)    (245,198)

Financing activities:
  Net (increase) decrease in demand deposits, NOW
    accounts and savings accounts ...............     (90,506)      40,423
  Purchase of demand deposits and
    savings accounts ............................      32,386           --
  Net increase in certificates of deposit .......     263,135      278,866
  Purchase of certificates of deposits ..........      27,628           --
  Net increase (decrease) in
  short-term borrowings .........................       4,540      (92,067)
  Proceeds from issuance of long-term debt ......         217          255
  Payments on long-term debt ....................        (205)        (307)
  Acquisition of treasury stock .................      (1,125)      (4,601)
  Cash dividends ................................      (5,436)      (5,189)
                                                    ---------    ---------

Net cash provided by financing activities .......     230,634      217,380

Increase in cash and cash equivalents ...........      (9,059)      23,636

Cash and cash equivalents, beginning of period ..     118,123      101,911
                                                    ---------    ---------

Cash and cash equivalents, end of period ........   $ 109,064    $ 125,547
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

     In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and other intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     1st Source Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $220,000 ($0.01 per common share) per year. During 2002, 1st Source Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following management's discussion and analysis are presented to provide information concerning the financial condition of 1st Source as of September 30, 2001, as compared to September 30, 2000 and December 31, 2000, and the results of operations for the nine months ended September 30, 2001 and 2000.

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

                               FINANCIAL CONDITION

     1st Source's assets at September 30, 2001 were $3.45 billion, up 10.0% from the same time last year. Total loans were up 11.3% and total deposits increased 10.2% over the comparable figures at the end of the third quarter of 2000. Shareholders' equity was $300.3 million, up 15.1% from the $260.8 million one year ago. As of September 30, 2001, the 1st Source equity-to-assets ratio was 8.7%, compared to 8.3% a year ago.

     Nonperforming assets at September 30, 2001, were $35,315,000 compared to $24,462,000 at December 31, 2000, a increase of 44.37%. At September 30, 2001, nonperforming assets were 1.40% of net loans compared to 1.06% at December 31, 2000.

     Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for-sale are carried at the lower of cost or market determined on an aggregate basis. Loans held-for-sale were $142.2 million and $66.8 million at September 30, 2001 and 2000, respectively.

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

     In the first quarter of 2001, 1st Source completed the sale of $1.0 billion in principal value of its mortgage servicing rights held by its Trustcorp Mortgage Company subsidiary. This servicing sale was in addition to normal quarterly sales levels, and was made possible by favorable market conditions. Pre-tax income of $11.06 million ($6.87 million, net of tax) was recorded in the first quarter, 2001 on this transaction. As of September 30, 2001 and 2000, the carrying value of mortgage servicing rights was $16.5 million and $20.4 million, respectively.

     On July 27, 1st Source closed the retail branch purchases in St. Joseph, Michigan from Old Kent Financial Corporation pursuant to an agreement reached during the first quarter, 2001. Those branches hold approximate $29 million in loans and $60 million in deposits. In addition, 1st Source Corporation also completed the purchase of two branches in Michigan City and LaPorte, Indiana from Citizens Financial Services, F.S.B., with appproximately $39 million in deposits. This transaction was closed on September 28, 2001.

     1st Source also reached an agreement to purchase 13 retail banking center locations in the Fort Wayne, Indiana area from Standard Federal Bank. The transaction is expected to be completed in mid-November. 1st Source will assume the deposits, approximately $200 million, while Standard Federal will retain substantially all loans associated with the transaction.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.76% at September 30, 2001.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2001 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 2001 was 11.78% and the total risk-based capital ratio was 13.04%.


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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 2001, the consolidated statement of financial condition was rate sensitive by $326,223,000 more liabilities than assets scheduled to reprice within one year or approximately 84.00%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

                              RESULTS OF OPERATIONS

NET INCOME

     Net income for the three-month and nine-month periods ended September 30, 2001, was $6,174,000 and $29,264,000 respectively, compared to $9,226,000 and
$26,817,000 for the equivalent periods in 2000. The decrease for the three-month period ended September 30, 2001 was attributed to the increase in loan loss provision and noninterest expense, offset by an increase in net interest income and noninterest income. For the nine-month period ended September 30, 2001, the primary reasons for the increase were an increase in net interest income, the gain on the sale of the $1.0 billion mortgage servicing rights in the first quarter, 2001, offset by increased loan loss provisions and noninterest expense.

     Diluted net income per common share was $0.29 and $1.38, respectively, for the three-month and nine-month periods ended September 30, 2001, compared to $0.44 and $1.27 for the same periods in 2000. Return on average common shareholders' equity was 13.51% for the nine months ended September 30, 2001, compared to 14.41% in 2000. The return on total average assets was 1.18% for the nine months ended September 30, 2001, compared to 1.20% in 2000.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended September 30, 2001, was $30,795,000, an increase of 13.15% over the same period in 2000. The net interest margin on a fully taxable equivalent basis was 3.95% for the three-month period ended September 30, 2001, compared to 3.83% for the three-month period ended September 30, 2000. The fully taxable equivalent net interest income for the nine-month period ended September 30, 2001, was $89,275,000, an increase of 10.55% over 2000, resulting in a net yield of 3.96%, which remained unchanged compared to the same period in 2000.

     Total average earning assets increased 9.34% and 10.65%, respectively, for the three-month and nine-month periods ended September 30, 2001, over the comparative periods in 2000. Total average investment securities increased 5.31% and 3.59%, respectively for the three-month and the nine-month periods over one year ago primarily due to an increase of investments in U.S. Government Securities. Average loans increased by 10.37% and 12.35% for the three-month and nine-month periods, compared to the same periods in 2000, due to growth in loan volume in consumer, commercial loans secured by transportation and construction equipment and loans secured by real estate. The taxable equivalent yields on total average earning assets were 7.85% and 8.73% for the three-month periods ended September 30, 2001, and 2000, and 8.30% and 8.58% for the nine-month periods ended September 30, 2001, and 2000, respectively.

     Average deposits increased 9.94% and 11.11% for the three-month and nine-month periods over the same periods from 2000. The cost rate on average interest-bearing funds was 4.46% and 5.63% for the three months ended September 30, 2001, and 2000, and 4.99% and 5.31% for the nine-month periods ended September 30, 2001 and 2000. The majority of the growth in deposits from last year has occurred in jumbo certificates of deposits.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                             Three Months Ended September 30
                                        ------------------------------------
                                           2001                       2000
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  409,423  $ 5,569  5.40%  $  363,281  $ 5,696  6.24%
  Tax exempt (1)...........      152,330    2,486  6.47%     170,147    2,888  6.75%
Net loans (2)(3)...........    2,512,027   53,008  8.37%   2,275,988   53,181  9.30%
Other investments .........       17,411      133  3.03%      17,797      281  6.28%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,091,191   61,196  7.85%   2,827,213   62,046  8.73%

Cash and due from banks ...      102,521                      95,995
Reserve for loan losses ...      (52,160)                    (42,210)
Other assets ..............      257,376                     219,669
                              ----------                  ----------

Total .....................   $3,398,928                  $3,100,667
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,341,770  $26,706  4.52%  $2,111,164  $29,243  5.51%
  Short-term borrowings ...      349,573    3,477  3.95%     339,863    5,362  6.28%
  Long-term debt ..........       12,035      218  7.19%      12,167      225  7.35%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,703,378   30,401  4.46%   2,463,194   34,830  5.63%


  Noninterest bearing deposits   295,012                     287,252
  Other liabilities .......      101,286                      94,328
  Shareholders' equity ....      299,252                     255,893
                              ----------                  ----------

Total .....................   $3,398,928                  $3,100,667
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $30,795                     $27,216
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.95%                       3.83%
                                                   =====                       =====

                                             Nine Months Ended September 30
                                        ------------------------------------
                                           2001                       2000
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  397,082  $17,289  5.82%  $  362,253  $16,149  5.95%
  Tax exempt (1)...........      152,803    7,516  6.58%     168,569    8,643  6.85%
Net loans (2)(3)...........    2,449,950  161,787  8.83%   2,180,714  149,696  9.17%
Other investments .........       13,609      410  4.03%      11,823      522  5.90%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,013,444  187,002  8.30%   2,723,359  175,010  8.58%

Cash and due from banks ...       97,603                      97,861
Reserve for loan losses ...      (49,216)                    (40,855)
Other assets ..............      248,252                     213,468
                              ----------                  ----------

Total .....................   $3,310,083                  $2,993,833
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,270,193  $84,605  4.98%  $2,026,156  $78,928  5.20%
  Short-term borrowings ...      338,315   12,467  4.93%     330,879   14,659  5.92%
  Long-term debt ..........       12,118      655  7.23%      12,224      670  7.32%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,620,626   97,727  4.99%   2,369,259   94,257  5.31%


  Noninterest bearing deposits   296,063                     283,536
  Other liabilities .......      103,826                      92,528
  Shareholders' equity ....      289,568                     248,510
                              ----------                  ----------

Total .....................   $3,310,083                  $2,993,833
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $89,275                     $80,753
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.96%                       3.96%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate for 2001 and 2000. Tax equivalent adjustments for the three-month periods were $769 in 2001 and $868 in 2000 and for the nine-month periods were $2,296 in 2001 and $2,629 in 2000.

(2) Loan income includes fees on loans for the three-month periods of $1,359 in 2001 and $1,299 in 2000 and for the nine-month periods of $4,346 in 2001 and $4,504 in 2000. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2001 and 2000. The tax equivalent adjustments for the three-month periods were $70 in 2001 and $48 in 2000 and for the nine-month periods were $195 in 2001 and $137 in 2000.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three-month periods ended September 30, 2001, and 2000, was $9,807,000 and $1,292,000, respectively, and was
$21,566,000 and $9,888,000 for the nine-month periods ended September 30, 2001 and 2000. Net Charge-offs of $5,882,000 have been recorded for the third quarter, compared to $1,004,000 for the second quarter 2001 and $3,065,000 for the first quarter 2001. Year-to-date Net Charge-offs of $9,951,000 have been recorded in 2001, compared to Net Charge-offs of $5,198,000 through September 2000. Loan delinquencies have increased to 2.90% on September 30,2001 as compared to 1.16% on September 30,2000 and 1.03% at the end of 2000. The recent terrorist attacks had a strong impact on the slowing economy and particularly hampered durable goods manufacturing, travel and entertainment businesses, auto rental agencies and the transportation and air cargo industry. As a result of the September 11 events accelerating negative trends in the economy, the Company added substantially to the loan loss reserves and has increased the reserve's percentage to total loans. Simultaneously, as has been the Company's policy, 1st Source aggressively wrote down loans that are likely to be in serious trouble from a cash flow or collateral coverage viewpoint. Unfortunately, the Company does not believe the economy has reflected the full effects of the recent layoffs on business across the country, and believes it prudent to assume that the present economic slump will deepen and will last through 2002 into early 2003. A summary of loan loss experience during the three and nine months ended September 30, 2001 and 2000 is provided below.

                                                          Summary of Allowance for Loan Losses
                                                          ------------------------------------
                                                    Three Months Ended           Nine Months Ended
                                                       September 30                September 30
                                                    2001          2000          2001          2000
                                                  ---------     ---------     ---------     ---------
 Reserve for loan losses - beginning balance     $   50,901    $   42,205    $   44,644    $   40,210
    Charge-offs                                      (6,068)         (731)      (10,734)       (5,994)
    Recoveries                                          186           484           783           496
                                                  ---------     ---------     ---------     ---------
 Net charge-offs                                     (5,882)         (247)       (9,951)       (5,198)

 Provision for loan losses                            9,807         1,292        21,566         9,888
 Recaptured reserve due to loan securitizations        (331)         (706)       (1,764)       (2,356)
 Acquired reserves from acquisitions                    596            --           596            --
                                                  ---------     ---------     ---------     ---------
 Reserve for loan losses - ending balance       $    55,091    $   42,544    $   55,091     $  42,544
                                                  =========     =========     =========     =========

 Loans outstanding at end of period               2,530,023     2,272,574     2,530,023     2,272,574
 Average loans outstanding during period          2,512,027     2,275,988     2,449,950     2,180,714

 Reserve for loan losses as a percentage of
    loans outstanding at end of period                 2.18%         1.87%         2.18%         1,87%
 Ratio of net charge-offs during period to
    average loans outstanding                          0.93%         0.04%         0.54%         0.32%

     It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of September 30, 2001.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended September 30, 2001, and 2000 was $19,932,000 and $16,500,000, respectively, and was $70,014,000 and
$51,672,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. For the nine-month period, trust fees increased 3.00%, service charges on deposit accounts increased 44.45%, loan servicing and sale income increased 61.71%, equipment rental income increased 27.20% and other income increased 17.70% over last year. For both the three-month and nine-month periods ended September 30, 2001, service charges on deposits increased due to the implementation of new deposit products, and equipment rental income increased due to growth in operating leases. For the nine-month period ended September 30, 2001, servicing and sale income increased due to the $1 billion sale of mortgage servicing rights in the first quarter, 2001. Investment Security and other net gains for the nine-month period ended September 30, 2001 were $1,084,000, compared to net gains of $497,000 for the same period in 2000. The net gains for both years were primarily attributed to certain partnership and venture capital investments.

NONINTEREST EXPENSE

     Noninterest expense for the three-month period ended September 30, 2001 and 2000 was $30,235,000 and $26,715,000, respectively, and was $88,122,000 and
$77,144,000 for the nine-month period ended September 30, 2001 and 2000, respectively. For the nine-month period ended September 30, 2001, salaries and employee benefits increased 12.42%, net occupancy expense increased 9.83%, furniture and equipment expense increased 8.65%, depreciation on leased equipment increased 24.46%, supplies and communications expense increased 5.62%, and business development and marketing expense increased 16.43% over the same period in 2000. Salaries and employee benefits increased primarily due to an increase in base salaries, mortgage loan commissions and group insurance expense. The increase in depreciation of leased equipment is due to the growth in operating lease portfolio from the prior year.

INCOME TAXES

     The provision for income taxes for the three-month and nine-month periods ended September 30, 2001, was $3,131,000 and $16,144,000, respectively, compared to $4,967,000 and $14,024,000 for the comparable periods in 2000. The provision for income taxes for the nine months ended September 30, 2001, and 2000, is at a rate which management believes approximates the effective rate for the year.


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


DATE   11/10/01                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                    (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   11/10/01                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                     (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer