Form 10-K
period 2001-12-31
1ST SOURCE CORP
filed 2002-03-12
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended    December 31, 2001
                                       -----------------
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

Registrant's telephone number, including area code:        574/235-2000
                                                           ------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                                 ------
Securities registered pursuant to Section 12(g) of the Act:
9% Cumulative Trust Preferred Securities and related  guarantee - $25 par value
-------------------------------------------------------------------------------
                                (Title of Class)

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

                        Common Stock - without par value
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant as of February 19, 2002. Common Stock, without par value - $233,705,610.
--------------------------------------------------------------------------------
The number of shares outstanding of each of the registrant's classes of stock as of February 19, 2002. Common Stock, without par value - 21,060,283 shares.
--------------------------------------------------------------------------------
9% Cumulative Trust Preferred Securities and related guarantee, $25 par value - 1,100,000 shares.
--------------------------------------------------------------------------------
Floating Rate Cumulative Trust Preferred Securities and related guarantee, $25 par value - 690,000 shares.
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders report for the year ended December 31, 2001, are incorporated by reference into Part II. Portions of the annual proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Parts II and III.

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

PART I

ITEM 1.  BUSINESS

GENERAL

          1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 2001, 1st Source had assets of $3.56 billion, deposits of $2.88 billion and total shareholders' equity of $306.2 million. Pages 14 through 34 of 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001 are incorporated herein by reference.

          1st Source, through its principal subsidiary 1st Source Bank (the "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 64 banking locations in the northern Indiana/southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private and cargo aircraft, automobiles for leasing and rental agencies, heavy duty trucks, construction and environmental equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of seventeen counties in northern Indiana and southwestern lower Michigan. South Bend, in St. Joseph County, is the largest city in its market area, and is a regional center for educational institutions, health care, financial, accounting and legal services and retailing.

          1st Source's other subsidiaries include 1st Source Leasing, Inc., an originator and servicer of personal property leases to businesses nationwide, 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend, 1st Source Capital Corporation, a licensed small business investment company, 1st Source Capital Trust I and II, subsidiaries created to issue $44.75 million of Trust Preferred Securities, Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Equipment Leasing, Inc. and 1st Source Intermediate Holding, LLC, companies that manage the assets of our national niche lending businesses, 1st Source Funding, LLC, a special purpose entity established for purposes of administering securitization activity, Trustcorp Mortgage Company, a mortgage banking company with eight offices in Indiana, Ohio, Michigan and North Carolina and 1st Source Corporation Investment Advisors, Inc., a newly created registered investment advisory subsidiary that provides investment management services to the 1st Source Monogram Funds, trust and investment clients of 1st Source Bank. 1st Source's one inactive subsidiary is FBT Capital Corporation.

          The information regarding branch acquisitions on page 32 of Footnote Q of 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes is incorporated herein by reference.

         The principal executive office of 1st Source is located at 100 North Michigan Street, South Bend, Indiana 46601 and its telephone number is (574) 235-2000.

BANKING AND FINANCIAL SERVICES

         The organization offers a broad range of consumer and commercial banking services through its lending operations, retail branches and fee based businesses.

         Loans and Leases

          - 1st Source's commercial and agriculture loans at December 31, 2001, were approximately $448 million and were 17.7% of total loans outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area of Northern Indiana and Southwest Michigan.

          - Commercial loans secured by transportation and construction equipment totaled $1.199 billion, or 47.3% of total loans outstanding, at December 31, 2001. This loan area concentrates on specialty finance lending for automobile and truck leasing and rental companies, privately- owned aircraft for businesses and individuals, heavy duty trucks, environmental equipment and other equipment used in the construction business. Currently, 1st Source has 28 locations nationwide supporting these lending activities. Loan sale and servicing income resulting from loan securitizations from these specialty finance lending activities totaled $11.97 million in 2001. 1st Source also generates equipment rental income through the leasing of various automobiles, construction equipment and other equipment to customers through operating leases, where 1st Source retains ownership of the property being leased. Total equipment rental income for 2001 totaled $26.2 million with depreciation on this equipment amounting to $21.0 million.

          - Loans secured by real estate amounted to $760 million, which was approximately 30.0% of total loans outstanding, at December 31, 2001. The primary focus of this lending area is commercial real estate and residential mortgage lending in the regional market area of Northern Indiana and Southwest Michigan. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company.

          - 1st Source's consumer loans at December 31, 2001, amounted to $128 million and 5.1% of total loans outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

         Deposits

         Through its network of 64 branches in 17 counties in Indiana and Michigan, 1st Source generates deposits to fund its lending activities. Total deposits at December 31, 2001 were $2.88 billion. Enhancing customer service, 1st Source offers banking services, in addition to its traditional branches, through its network of 70 automatic teller machines, bank by phone services and on-line personal and business financial products. Service charges on deposit accounts totaled $11.7 million for 2001.

         Fee Based Businesses

         1st Source maintains various fee based businesses to complement net interest income.

          - Trust fees are generated from employee benefit services, personal and agency trusts and estate planning. In 2001, trust fees were approximately $9.67 million.

          - Mortgage loan sale and servicing income for 2001 amounted to $19.97 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp Mortgage Company. Trustcorp serviced approximately $1.69 billion of mortgage loans at December 31, 2001. The significant increase in gains on the sale of mortgage loan servicing and the decrease in mortgage loan servicing fees in 2001 is reflective of Trustcorp Mortgage Company's $1.0 billion sale of mortgage servicing rights during the first quarter of 2001.

          -         Insurance   commissions  from  1st  Source's   property  and
                    casualty insurance agency totaled $2.2 million for 2001.

COMPETITION

          The activities in which 1st Source and the Bank engage are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. Larger financial institutions competing within 1st Source's principal market, but headquartered elsewhere, include Key Bank, Wells Fargo Bank, Bank One, Fifth Third Bank, Standard Federal Bank, and National City Bank. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

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

EMPLOYEES

          1st  Source  employs   approximately  1,260  persons  on  a  full-time
equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

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

          Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities. The various regulatory capital requirements that 1st Source is subject to are disclosed on page 31 in Footnote "O" of 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001, and is incorporated herein by reference. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

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

          Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $42.8 million or less (subject to adjustment by the Federal Reserve) and 10% must be maintained against that portion of total transaction accounts in excess of such amount.

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

FORWARD LOOKING STATEMENTS

          The information regarding "forward-looking statements" on page 2 of the 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001, is incorporated herein by reference.

                        SELECTED STATISTICAL INFORMATION
          Distribution of Assets, Liabilities and Shareholders' Equity
                    Interest Rates and Interest Differential
                             (Dollars in Thousands)

Year ended December 31,                     2001                               2000                               1999
                              ----------------------------------   --------------------------------   ------------------------------
                                              Interest                           Interest                           Interest
                                   Average    Income/   Yield/        Average    Income/   Yield/        Average    Income/   Yield/
                                   Balance    Expense   Rate          Balance    Expense   Rate          Balance    Expense   Rate
                              ----------------------------------   --------------------------------  -------------------------------
ASSETS:
   Investment securities:
       Taxable                  $  416,638   $ 22,695    5.45%     $  369,401   $ 22,264    6.03%     $  348,944   $ 20,049    5.75%
       Tax exempt (1)              151,993      9,925    6.53%        167,682     11,413    6.81%        161,712     11,336    7.01%
   Net loans (2 & 3)             2,464,798    212,067    8.60%      2,207,382    203,905    9.24%      1,949,172    171,770    8.81%
   Other investments                32,462        820    2.53%         23,256      1,455    6.26%         18,354        911    4.96%
                                 ---------    -------    -----      ---------    -------    -----      ---------    -------    -----
Total earning assets             3,065,891    245,507    8.01%      2,767,721    239,037    8.64%      2,478,182    204,066    8.23%

   Cash and due from banks          99,453                             97,096                            113,099
   Reserve for loan losses         (50,895)                           (41,441)                           (39,105)
   Other assets                    255,494                            216,715                            187,868
                                ----------                         ----------                         ----------
Total                           $3,369,943                         $3,040,091                         $2,740,044
                                ==========                         ==========                         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing deposits    $2,330,988   $108,069    4.64%     $2,066,846   $109,866    5.32%     $1,843,692   $ 84,839    4.60%
   Short-term borrowings           325,456     14,455    4.44%        327,941     19,664    6.00%        283,035     14,995    5.30%
   Long-term debt                   12,078        873    7.23%         12,193        895    7.34%         12,492        892    7.14%
                                 ---------    -------    -----      ---------    -------    -----      ---------    -------    -----
Total interest bearing
  liabilities                    2,668,522    123,397    4.62%      2,406,980    130,425    5.42%      2,139,219    100,726    4.71%

   Noninterest bearing deposits    305,373                            285,361                            283,479
   Other liabilities               103,062                             95,176                             90,152
   Shareholders' equity            292,986                            252,574                            227,194
                                ----------                         ----------                         ----------
Total                           $3,369,943                         $3,040,091                         $2,740,044
                                ==========                         ==========                         ==========
Net interest income                          $122,110                           $108,612                           $103,340
                                             ========                           ========                           ========
Net yield on earning assets on
   a taxable equivalent basis                            3.98%                              3.92%                              4.17%
                                                         =====                              =====                              =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $3,058 in 2001, $3,457 in 2000 and $3,441 in 1999.

(2) Loan income includes fees on loans of $6,394 in 2001, $6,043 in 2000 and $5,745 in 1999. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $266 in 2001, $188 in 2000 and $196 in 1999.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                  Increase (Decrease) Due to (1)
                                                  Volume       Rate         Net
                                                 --------    --------    --------
                                                           (In Thousands)
2001 compared to 2000
   Interest earned on:
     Loans ...................................   $ 19,917    $(11,755)   $  8,162
     Investment securities:
       Taxable ...............................      1,741      (1,310)        431
       Tax-exempt ............................     (1,031)       (457)     (1,488)
     Interest-bearing deposits with
        other banks ..........................         (1)         (2)         (3)
     Federal funds sold and other
        money market investments .............      1,442      (2,074)       (632)
                                                 --------    --------    --------
            Total earning assets .............   $ 22,068    $(15,598)    $ 6,470

   Interest paid on:
     Savings deposits ........................      2,919      (8,686)     (5,767)
     Other time deposits .....................      8,168      (4,198)      3,970
     Short-term borrowings ...................       (131)     (5,078)     (5,209)
     Long-term debt ..........................         (9)        (13)        (22)
                                                 --------    --------    --------
            Total interest-bearing liabilities     10,947     (17,975)     (7,028)
                                                 --------    --------    --------
   Net interest income .......................   $ 11,121    $  2,377   $  13,498
                                                 ========    ========    ========


2000 compared to 1999
   Interest earned on:
     Loans ...................................   $ 23,454    $  8,681    $ 32,135
     Investment securities:
       Taxable ...............................      1,212       1,003       2,215
       Tax-exempt ............................        356        (279)         77
     Interest-bearing deposits with
       other banks ...........................        (15)        (24)        (39)
     Federal funds sold and other
       money market investments ..............        335         248         583
                                                 --------    --------    --------
            Total earning assets .............   $ 25,342    $  9,629    $ 34,971

   Interest paid on:
     Savings deposits ........................      1,161       3,908       5,069
     Other time deposits .....................     11,141       8,817      19,958
     Short-term borrowings ...................      2,545       2,124       4,669
     Long-term debt ..........................        (16)         19           3
                                                 --------    --------    --------
            Total interest-bearing liabilities     14,831      14,868      29,699
                                                 --------    --------    --------
   Net interest income .......................   $ 10,511    $ (5,239)   $  5,272
                                                 ========    ========    ========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                              December 31
                                                                --------------------------------------
                                                                  2001           2000           1999
                                                                --------       --------       --------
                                                                            (In Thousands)
U.S. Treasury and government agencies and corporations          $434,867       $334,832       $282,313
States and political subdivisions                                144,000        151,501        161,125
Other                                                             61,611         76,789        103,792
                                                                --------       --------       --------
                   Total                                        $640,478       $563,122       $547,230


The following table shows the maturities of investment securities at December 31, 2001, at the carrying amounts and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35% tax rate) of such securities.

                                                                             Maturing
                                  -------------------------------------------------------------------------------------------------
                                                                After One                  After Five
                                        Within                  But Within                 But Within                   After
                                       One Year                 Five Years                 Ten Years                  Ten Years
                                  -----------------          ----------------           ----------------          ----------------
                                    Amount    Yield           Amount    Yield            Amount    Yield           Amount    Yield
                                  --------    -----          --------   -----           -------    -----          -------    -----
                                                                        (Dollars in Thousands)
U.S. Treasury and
     government agencies
     and corporations             $129,516    4.42%          $252,068   4.08%           $10,262    4.99%          $43,021    4.12%

States and political
     subdivisions                   36,012    6.28%            96,933   6.51%             6,855    6.90%            4,200    6.41%

Other                                4,783    4.68%             2,943   4.39%             5,070    3.08%           48,815    6.02%
                                ----------    -----        ----------   -----           -------    -----          -------    -----
              Total               $170,311    4.82%          $351,944   4.75%           $22,187    5.14%          $96,036    5.19%

Weighted average yields on tax-exempt obligations have been computed by adjusting tax-exempt income to a fully taxable equivalent basis, excluding the effect of the tax preference interest expense adjustments.

LOAN PORTFOLIO

The following table shows 1st Source's loan distribution at the end of each of the last five years for December 31:

                                           2001                2000                1999               1998               1997
                                        ----------          ----------          ----------         ----------         ----------
                                                                          (Dollars in Thousands)
Loans:
     Commercial and agricultural        $  448,349          $  481,068          $  440,923          $  399,021         $  364,391

     Commercial loans secured
        by transportation and
        construction equipment           1,198,615           1,055,145             896,848             732,488            752,677

     Loans secured by real estate          760,095             645,041             591,401             630,915            568,136

     Consumer loans                        128,305             127,808             134,017             119,272            111,577
                                        ----------          ----------          ----------          ----------         ----------

         Total Loans                    $2,535,364          $2,309,062          $2,063,189          $1,881,696         $1,796,781
                                        ==========          ==========          ==========          ==========         ==========

The following table shows the rate sensitivity of loans (excluding residential mortgages for 1-4 family residences, consumer loans and lease financing) outstanding as of December 31, 2001. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

                                                                   Rate Sensitivity
                                           ----------------------------------------------------------------
                                            Within          After One But         After
                                           One Year       Within Five Years     Five Years          Total
                                           --------       -----------------     ----------        ---------
                                                                     (In Thousands)
Commercial loans secured
    by transportation and
    construction equipment               $  588,506          $557,423            $40,661        $1,186,590

Commercial and agricultural                 310,247            65,770              5,317           381,334

Loans secured by real estate                237,533            85,557              6,519           329,609
                                         ----------          --------            -------        ----------

              Total                      $1,136,286          $708,750            $52,497        $1,897,533
                                         ==========          ========            =======        ==========


                                                                                     Rate Sensitivity
                                                                                     ----------------
                                                                                 Fixed             Variable
                                                                                 Rate                Rate
                                                                                --------           -------
Due after one year but within five years                                        $660,212           $48,538

Due after five years                                                              46,745             5,752
                                                                                --------           -------

              Total                                                             $706,957           $54,290
                                                                                ========           =======


The following table summarizes the nonaccrual, past due and restructured loans:

                                                                                   December 31
                                             ---------------------------------------------------------------------------------------
                                               2001                2000                1999               1998                1997
                                             --------            --------            --------           --------            --------
                                                                              (Dollars in Thousands)
Nonaccrual Loans                             $35,825              $19,168             $11,967             $9,266             $10,030

Accruing loans past
     due 90 days or more                         453                  385                 254                275                 730

Restructured loans                                --                   --                  --                 --                  --
                                             -------              -------             -------             ------             -------
     Total nonperforming loans               $36,278              $19,553             $12,221             $9,541             $10,760
                                             =======              =======              ======             =======            =======

LOAN PORTFOLIO (Concluded)

Information with respect to nonaccrual and restructured loans at December 31, 2001 and 2000 is as follows:

                                                         December 31
                                                  2001                2000
                                                --------            --------
                                                        (In Thousands)

Nonaccrual loans                                $35,825             $19,168

Interest income which would have been
     recorded under original terms                4,857               2,663

Interest income recorded during the period        2,042                 801


At December 31, 2001, $35,464,000 of the nonaccrual loans are collateralized.

Potential Problem Loans

At December 31, 2001, management was not aware of any potential problem loans that would have a material affect on loan delinquency or loan charge-offs. However, due to the weakening economy and the lingering affect of September 11 on the air cargo, aircraft sales and auto rental markets, 1st Source expects to experience increases in non-performing assets in the near term. As customers liquidate or reposition assets during the work out period, non-performing assets will increase before they decrease. By their nature, loans in these specialty businesses are of a larger size and when they reach a non-performing status (90 days delinquent), they can have a significant impact on the size of the non-performing portfolio. As the assets are then liquidated over a period of time, depending on the strength of the market, the non-performing assets then decrease. Loans and leases are subject to constant review and are given management's attention whenever a problem situation appears to be developing.

See the discussion of forward-looking statements under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and under the caption "About Our Business", incorporated by reference from 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes

Loan Concentrations

At December 31, 2001, 15.5% of total business loans were concentrated with borrowers in truck and automobile rental and leasing companies. Loans to air transportation and aircraft dealers accounted for 12.5% of all business loans at December 31, 2001.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                        December 31
                                        --------------------------------------------------------------------------
                                            2001            2000            1999           1998            1997
                                        -----------     -----------     -----------    -----------     -----------
                                                                       (In Thousands)
Amount of loans outstanding
     at end of period ...............   $ 2,535,364     $ 2,309,062     $ 2,063,189     $ 1,881,696    $ 1,796,781
                                        ===========     ===========     ===========     ===========    ===========

Average amount of net loans
     outstanding during period ......   $ 2,464,798     $ 2,207,382     $ 1,949,172     $ 1,853,537    $ 1,610,889
                                        ===========     ===========     ===========     ===========    ===========

Balance of reserve for loan
     losses at beginning of period ..   $    44,644     $    40,210     $    38,629     $    35,424    $    29,516

Charge-offs:
     Commercial and agricultural ....         4,938           1,818             879           1,295            293
     Commercial loans secured
         by transportation and
         construction equipment .....         7,099           5,489             519           1,671            317
     Loans secured by real estate ...           177              30             148             323            157
     Consumer loans .................         2,178           1,738           1,481           1,510            643
                                        -----------     -----------     -----------     -----------    -----------
         Total charge-offs ..........        14,332           9,075           3,027           4,799          1,410
                                        -----------     -----------     -----------     -----------    -----------

Recoveries:
     Commercial and agricultural ....           290             293              84             255            101
     Commercial loans secured
         by transportation and
         construction equipment .....           292             911              87             419            917
     Loans secured by real estate ...             0               2              50              47             87
     Consumer loans .................           389             467             418             427            161
                                        -----------     -----------     -----------     -----------    -----------
         Total recoveries ...........           971           1,673             639           1,148          1,266
                                        -----------     -----------     -----------     -----------    -----------

Net charge-offs (recoveries) ........        13,361           7,402           2,388           3,651            144

Additions charged to
     operating expense ..............        28,623          14,877           7,442           9,156          6,052

Recaptured reserve due
     to loan securitizations ........        (2,878)         (3,041)         (3,473)         (2,300)            --

Acquired reserves from
     acquisitions ...................           596             --              --              --              --
                                        -----------     -----------     -----------     -----------    -----------
Balance at end of period ............   $    57,624     $    44,644     $    40,210     $    38,629    $    35,424
                                        ===========     ===========     ===========     ===========    ===========

Ratio of net charge-offs (recoveries)
     to average net loans outstanding          0.54%           0.34%           0.12%           0.20%          0.01%

1st Source's reserve for loan losses is provided for by direct charges to operations. Losses on loans are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. The loss reserve is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio. Management evaluates the adequacy of the reserve periodically, reviewing all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Management of 1st Source is constantly reviewing the status of the loan portfolio to identify borrowers that might develop financial problems, in order to aid borrowers in the handling of their accounts and prevent sizable unexpected losses.

In 2001, after management's assessment of loan quality, 1st Source made a charge of $28.62 million to operations as a provision for loan losses. At December 31, 2001, the reserve for loan losses was $57.62 million, or 2.27% of loans outstanding, net of unearned discount.

SUMMARY OF LOAN LOSS EXPERIENCE (Concluded)

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31, and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                                                 (Dollars in Thousands)
                                 2001                 2000               1999               1998               1997
                         --------------------   -----------------  -----------------  -----------------  -----------------
                                     Percent             Percent            Percent            Percent            Percent
                                     Of Loans            Of Loans           Of Loans           Of Loans           Of Loans
                                     In Each             In Each            In Each            In Each            In Each
                                     Category            Category           Category           Category           Category
                            Reserve  to Total   Reserve  to Total  Reserve  to Total  Reserve  to Total  Reserve  to Total
                             Amount  Loans       Amount  Loans      Amount  Loans      Amount  Loans      Amount  Loans
                            -------  --------   -------  --------  -------  --------  -------  --------  -------  --------
Commercial and
     agricultural            $10,976   17.7%    $12,354   20.0%    $ 7,698   21.4%    $ 7,566   21.2%    $ 6,325   20.3%

Commercial loans secured
     by transportation
     and construction
     equipment                36,537   47.3%     24,161   45.7%     25,473   43.5%     21,822   38.9%     18,188   41.9%

Loans secured
     by real estate            7,376   29.9%      5,661   27.9%      4,659   28.6%      6,460   33.5%      7,177   31.6%

Consumer loans                 2,735    5.1%      2,468    6.4%      2,380    6.5%      2,781    6.4%      3,734    6.2%
                             -------  ------    -------  ------    -------  ------    -------  ------    -------  ------
     Total                   $57,624  100.0%    $44,644  100.0%    $40,210  100.0%    $38,629  100.0%    $35,424  100.0%
                             =======  ======    =======  ======    =======  ======    =======  ======    =======  ======


Allowance for loan losses not specifically identified is allocated on a pro rata basis to all loan categories.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                            Year Ended December 31
                             ------------------------------------------------------------------------------------
                                       2001                          2000                           1999
                             ------------------------      ------------------------       -----------------------
                                 Amount         Rate           Amount         Rate            Amount         Rate
                                 ------         ----           ------         ----            ------         ----
Noninterest bearing
     demand deposits         $  305,373         -- %       $  285,361         -- %       $  283,479         -- %

Interest bearing
      demand deposits           596,330        2.82%          457,021        4.42%          218,631        4.19%

Savings deposits                165,820        1.78%          236,724        2.26%          440,047        2.57%

Other time deposits           1,568,838        5.63%        1,373,101        6.14%        1,185,014        5.43%
                             ----------                    ----------                    ----------

     Total                   $2,636,361                    $2,352,207                    $2,127,171
                             ==========                    ==========                    ==========


The amount of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2001, by time remaining until maturity is as follows (in thousands):

              Under 3 months                                   $248,609
              4  -  6 months                                     92,295
              7  - 12 months                                     93,531
              Over 12 months                                     70,634
                                                               --------
                     Total                                     $505,069
                                                               ========

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets, and certain other ratios, are presented below:

                                                  Year Ended December 31
                                                2001       2000       1999
                                               ------     ------     ------
Percentage of net income to:

Average shareholders' equity                   13.14%     14.88%     15.74%

Average total assets                            1.14%      1.24%      1.31%

Dividend payout ratio                          19.30%     18.66%     16.80%

Percentage of average shareholders'
     equity to average total assets             8.69%      8.31%      8.29%

Intangible assets (in thousands)              $30,052     $2,155     $2,505

ITEM 1.  BUSINESS (Concluded)

SHORT-TERM BORROWINGS

The following table shows the distribution of 1st Source's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings in thousands, as well as weighted average interest rates for the last three years.

                                         Federal Funds
                                         Purchased and
                                            Security                       Other
                                           Repurchase      Commercial    Short-Term        Total
            2001                           Agreements        Paper       Borrowings      Borrowings
--------------------------------         --------------    ----------   ------------    -----------
Balance at December 31, 2001                 $214,709        $ 4,992       $ 44,772       $264,473
Maximum amount outstanding
     at any month-end                         298,717         17,545        144,951        461,213
Average amount outstanding                    226,758         11,763         86,935        325,456
Weighted average interest
     rate during the year                        3.19%          4.52%          7.68%          4.44%
Weighted average interest rate
     for outstanding amounts at
     December 31, 2001                           1.43%          1.79%          1.28%          1.41%


            2000
--------------------------------
Balance at December 31, 2000                 $192,307        $14,756       $126,327       $333,390
Maximum amount outstanding
     at any month-end                         287,434         15,626        153,858        456,918
Average amount outstanding                    193,311         13,038        121,592        327,941
Weighted average interest
     rate during the year                        5.22%          6.13%          7.21%          6.00%
Weighted average interest rate
     for outstanding amounts at
     December 31, 2000                           5.44%          6.44%          6.75%          5.98%


            1999
--------------------------------
Balance at December 31, 1999                 $263,253        $ 8,635       $137,854       $409,742
Maximum amount outstanding
     at any month-end                         263,253         10,325        142,143        415,721
Average amount outstanding                    191,265          7,846         83,924        283,035
Weighted average interest
     rate during the year                        4.51%          4.95%          7.13%          5.30%
Weighted average interest rate
     for outstanding amounts at
     December 31, 1999                           5.20%          5.35%          5.87%          5.43%


Federal funds purchased and securities sold under agreements to repurchase generally mature within 1 to 30 days of the transaction date. Commercial paper and other short-term borrowings generally mature within 30 to 180 days.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to 1st Source as deemed appropriate.

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

1st Source also owns property and/or buildings on which 40 of the bank subsidiary's 64 banking offices are located, including the facilities in Allen, Elkhart, LaPorte, Marshall, Porter, St. Joseph and Starke Counties in the state of Indiana, as well as a parking facility, two buildings housing drive-in banking plazas, a records retention facility, and a computer operations center. In 1995, 1st Source reacquired its former headquarters building through foreclosure. It is being refurbished for additional tenants and 1st Source use. The remaining properties utilized by the subsidiary are leased from unrelated parties.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The information regarding common stock prices and dividends on page 12 of 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001, is incorporated herein by reference. There were 1,119 shareholders of 1st Source Common Stock as of December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

The information under the caption "Selected Consolidated Financial Data" on page 3 of 1st Source's 2001 Management's Discussion and Analysis of Financial
Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 13 of 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001, is incorporated herein by reference.

Except for historical information contained herein, the matters discussed in this document, and other information contained in 1st Source's SEC filings, may express "forward-looking statements." Those statements, including statements or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors - including, but not limited to, changes in laws and regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen downturns in the local, regional or national economies - could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption "Interest Rate Risk Management" on pages 6 and 7 of 1st Source's 2001 Management's Discussion and Analysis of Financial
Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001, is incorporated herein by reference.

ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and the consolidated financial statements of 1st Source and its subsidiaries are included on pages 14 through 35 in 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes for the year ended December 31, 2001, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None


PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Directors and Executive Officers" on pages 3 through 6 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the proxy statement dated March 12, 2002, is incorporated herein by reference with respect to Directors.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Renumeration of Executive Officers" on pages 8 through 16 of the proxy statement dated March 12, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Voting Securities and Principal Holders Thereof" on page 2 and under the caption "Directors and Executive Officers" on pages 3 through 6 of the proxy statement dated March 12, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 6 of the proxy statement dated March 12, 2002, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)  -- The financial  statements and financial  statement schedules are submitted as a separate section on page F-2 of this report.

    (3)          -- Listing of  exhibits is submitted as a  separate  section on page E-2 of this report.

(b) Reports on Form 8-K -- None filed during the fourth quarter of 2001.

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

Date:   February 22, 2002
     ------------------------

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

Date:  February 22, 2002
     ---------------------


 /s/  WELLINGTON D. JONES III
------------------------------------
Wellington D. Jones III,               Executive Vice President and a Director

Date:  February 22, 2002
     ---------------------


 /s/  LARRY E. LENTYCH
------------------------------------
Larry E. Lentych,                      Treasurer and Chief Financial Officer

Date:  February 22, 2002
     ---------------------


/s/  JOHN B. GRIFFITH
------------------------------------
John B. Griffith,                      Secretary and General Counsel

Date:  February 22, 2002
     ---------------------


 /s/  E. WILLIAM BEAUCHAMP, c.s.c.
------------------------------------
Reverend E. William Beauchamp, C.S.C.  Director

Date:  February 22, 2002
     ---------------------

 /s/  DANIEL B. FITZPATRICK
------------------------------------
Daniel B. Fitzpatrick,                 Director

Date:  February 22, 2002
     ---------------------


 /s/  LAWRENCE E. HILER
------------------------------------
Lawrence E. Hiler,                     Director

Date:  February 22, 2002
     ---------------------


 /s/  WILLIAM P. JOHNSON
------------------------------------
William P. Johnson,                    Director

Date:  February 22, 2002
     ---------------------


 /s/  REX MARTIN
------------------------------------
Rex Martin,                            Director

Date:  February 22, 2002
     ---------------------


 /s/  DANE A. MILLER
------------------------------------
Dane A. Miller,                        Director

Date:  February 22, 2002
     ---------------------


 /s/  TIMOTHY K. OZARK
------------------------------------
Timothy K. Ozark,                      Director

Date:  February 22, 2002
     ---------------------


 /s/  RICHARD J. PFEIL
------------------------------------
Richard J. Pfeil,                      Director

Date:  February 22, 2002
     ---------------------


 /s/  CLAIRE C. SKINNER
------------------------------------
Claire C. Skinner,                     Director

Date:  February 22, 2002
     ---------------------

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a) (1) and (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2001

                             1st SOURCE CORPORATION

                              SOUTH BEND, INDIANA

FORM 10-K  --  ITEM 14(a)  (1) and (2)

1ST SOURCE CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following report of independent auditors and consolidated financial statements of 1st Source Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

         Report of Ernst & Young LLP, Independent Auditors

         Consolidated statements of financial condition --
               December 31, 2001 and 2000

         Consolidated statements of income --
               Years ended December 31, 2001, 2000 and 1999

         Consolidated statements of shareholders' equity --
               Years ended December 31, 2001, 2000 and 1999

         Consolidated  statements of cash flows --
               Years ended December 31, 2001, 2000 and 1999

         Notes to consolidated financial statements --
               December 31, 2001, 2000 and 1999

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

                          YEAR ENDED DECEMBER 31, 2001

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

10(b)(3) -- An amendment to Company's Employees' Money Purchase Pension Plan and
         Trust Agreement dated December 29, 2000, and filed as exhibit to Form 10-K dated December 31, 2000, and incorporated herein by reference.

10(c)(1) -- Form of Company's Employees' Profit Sharing Plan and Trust Agreement dated September 16,1986, and amendment to the Company's Profit Sharing Plan and Trust Agreement dated April 1, 1994, filed as exhibit to Form 10-K dated December 31, 1994, and incorporated herein by reference.

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

10(c)(4) -- An amendment to 1st Source  Corporation  Employees'  Profit  Sharing
          Plan and Trust Agreement dated December 29, 2000, and filed as exhibit to Form 10-K dated December 31, 2000, and incorporated herein by reference.

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

10(g)    -- 1st Source  Corporation  2001 Stock Option Plan, filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.

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

10(i)(2) -- An amendment to 1st Source Corporation 1992 Stock Option Plan, dated
         July 18, 2000, and filed as exhibit to Form 10-K, dated December 31, 2000, and incorporated herein by reference.

10(j) -- 1st Source Corporation 1998 Performance Compensation Plan, dated February 19, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

10(k)    -- Consulting  Agreement of Ernestine M. Raclin,  dated April 14, 1998,
         filed  as  exhibit  to  Form  10-K,   dated   December  31,  1998,  and
         incorporated herein by reference.

10(l)(1) -- Trustcorp Mortgage Company Employee Retirement  Savings  Plan, dated
         October 1, 1990, filed as an exhibit to Form S-8, dated June 29, 2001, and incorporated herein by reference.

10(l)(2) --First Amendment to the Trustcorp Mortgage Company Employee Retirement
          Savings Plan, dated January 1, 1993, filed as an exhibit to Form S-8, dated June 29, 2001 and incorporated herein by reference.

10(l)(3) -- Second   Amendment  to  the  Trustcorp   Mortgage  Company  Employee
          Retirement Savings Plan, effective January 1, 2000, filed as an exhibit to Form S-8, dated June 29, 2001 and incorporated herein by reference.

10(l)(4) --Third   Amendment  to  the  Trustcorp   Mortgage   Company  Employee
          Retirement Savings Plan, effective January 1, 2000, filed as an exhibit to Form S-8, dated June 29, 2001 and incorporated herein by reference.
                                      E-4

10(l)(5) -- Interim   Amendment  to  the  Trustcorp  Mortgage  Company  Employee
          Retirement Savings Plan, effective January 1, 2002, filed as exhibit to Form 10-K, dated December 31, 2001, attached hereto.

13       -- Annual Report to Shareholders for the year ended December 31, 2001, attached hereto.

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