Form 10-Q
period 2002-03-31
1ST SOURCE CORP
filed 2002-05-14
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 2002
                                            ------------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (574) 235-2702
                                 --------------
              (Registrant's telephone number, including area code)


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

Number of shares of common stock  outstanding  as of March 31, 2002 -
20,941,061.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                                                                       Page

        Consolidated statements of financial condition --                3
        March 31, 2002, and December 31, 2001

        Consolidated statements of income --                             4
        three months ended March 31, 2002 and 2001

        Consolidated statements of cash flows --                         5
        three months ended March 31, 2002 and 2001

        Notes to the Consolidated Financial Statements                   6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7


Item 3. Quantitative and Qualitative Disclosures About Market Risk      13


PART II. OTHER INFORMATION                                              14


SIGNATURES                                                              15

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)
                                                        March 31,  December 31,
                                                         2002           2001
                                                     -----------    -----------
ASSETS
Cash and due from banks ..........................   $    64,999   $    129,431
Federal funds sold and
  interest bearing deposits with other banks .....           621         17,038
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $637,890 and $632,712
    at March 31, 2002 and December 31, 2001) .....       643,461        640,478

Loans - net of unearned discount .................     2,529,006      2,535,364
  Reserve for loan losses ........................       (57,892)       (57,624)
                                                     -----------    -----------

Net loans ........................................     2,471,114      2,477,740

Equipment owned under operating leases,
   net of accumulated depreciation ...............       113,904        115,754
Premises and equipment,
   net of accumulated depreciation ...............        41,481         41,923
Other assets .....................................       145,540        140,327
                                                     -----------    -----------

Total assets .....................................   $ 3,481,120    $ 3,562,691
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   332,166    $   365,193
  Interest bearing ...............................     2,386,823      2,517,613
                                                     -----------    -----------

Total deposits ...................................     2,718,989      2,882,806

Federal funds purchased and securities
  sold under agreements to repurchase ............       258,391        214,709
Other short-term borrowings ......................        91,075         49,764
Other liabilities ................................        47,965         52,533
Long-term debt ...................................        11,884         11,939
                                                     -----------    -----------

Total liabilities ................................     3,128,304      3,211,751

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         7,579          7,579
  Capital surplus ................................       214,001        214,001
  Retained earnings .............................         91,032         91,591
  Less cost of common stock in treasury .........         (7,803)       (12,591)
  Accumulated other comprehensive income ........          3,257          5,610
                                                     -----------    -----------

Total shareholders' equity .......................       308,066        306,190
                                                     -----------    -----------

Total liabilities and shareholders' equity .......   $ 3,481,120    $ 3,562,691
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                         Three Months Ended March 31
                                                                        ----------------------------
                                                                             2002            2001
                                                                        ------------    ------------
Interest and fee income:
 Loans ......................................................           $     45,190    $     53,839
   Investment securities:
     Taxable ................................................                  4,912           5,842
     Tax-exempt .............................................                  1,542           1,753
     Other ..................................................                     72             163
                                                                        ------------    ------------
Total interest income .......................................                 51,716          61,597

Interest expense:
   Deposits .................................................                 19,679          28,959
   Short-term borrowings ....................................                  1,317           5,250
   Long-term debt ...........................................                    211             218
                                                                        ------------    ------------
Total interest expense ......................................                 21,207          34,427
                                                                        ------------    ------------
Net interest income .........................................                 30,509          27,170
Provision for loan losses ...................................                 12,554           7,295
                                                                        ------------    ------------
Net interest income after
   provision for loan losses ................................                 17,955          19,875

Noninterest income:
   Trust fees ...............................................                  2,660           2,468
   Service charges on deposit accounts ......................                  3,471           2,439
   Loan servicing and sale income ...........................                  4,023          15,072
   Equipment rental income ..................................                  7,280           5,791
   Other income .............................................                  3,182           3,402
   Investment securities and other investment gains (losses)                    (488)          1,032
                                                                        ------------    ------------
Total noninterest income ....................................                 20,128          30,204
                                                                        ------------    ------------
Noninterest expense:
   Salaries and employee benefits ...........................                 16,578          15,061
   Net occupancy expense ....................................                  1,702           1,561
   Furniture and equipment expense ..........................                  2,729           2,252
   Depreciation - leased equipment ..........................                  6,147           4,664
   Supplies and communications ..............................                  1,545           1,341
   Business development and marketing expense ...............                    600             843
   Other expense ............................................                  2,822           2,295
                                                                        ------------    ------------
Total noninterest expense ...................................                 32,123          28,017
                                                                        ------------    ------------

Income before income taxes and subsidiary trust distributions                  5,960          22,062
Income taxes ................................................                  1,261           7,818
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............                    491             601
                                                                        ------------    ------------

Net income ..................................................           $      4,208    $     13,643
                                                                        ============    ============
Other comprehensive income, net of tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities ...........................                 (2,353)          3,440
                                                                        ------------    ------------

Total comprehensive income ..................................           $      1,855    $     17,083
                                                                        ============    ============

Per common share:
  Basic net income per common share .........................           $       0.20    $       0.66
                                                                        ============    ============
  Diluted net income per common share .......................           $       0.20    $       0.65
                                                                        ============    ============
  Dividends .................................................           $       0.09    $       0.086
                                                                        ============    ============
Basic weighted average common shares outstanding ............             20,867,694      20,721,957
                                                                        ============    ============
Diluted weighted average common shares outstanding ..........             21,242,149      21,099,979
                                                                        ============    ============


CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                  Three Months Ended March 31
                                                       2002         2001
                                                    ---------    ---------
Operating activities:
  Net income ....................................   $   4,208    $  13,643
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................      12,554        7,295
  Depreciation of premises and equipment ........       7,492        5,813
  Amortization of investment security premiums
    and accretion of discounts, net .............       1,097          225
  Amortization of mortgage servicing rights .....       1,388        1,131
  Deferred income taxes .........................       1,514        2,106
  Realized investment securities losses and (gains)       488       (1,032)
  Realized gains on securitized loans ...........      (1,834)      (2,214)
  Decrease in interest receivable ...............         106        1,208
  Decrease in interest payable ..................      (2,679)      (2,207)
  Other .........................................      (3,509)     (11,129)
                                                    ---------    ---------

Net cash provided by operating activities              20,825       14,839

Investing activities:
  Proceeds from sales and maturities
    of investment securities ....................      77,232       52,622
  Purchases of investment securities ............     (83,996)     (14,408)
  Net decrease in short-term investments ........      16,417           58
  Loans sold or participated to others ..........     107,000    1,171,570
  Increase in loans net of
    principal collections .......................    (112,927)  (1,279,718)
  Net increase in equipment owned
    under operating leases ......................      (4,297)      (3,460)
  Purchases of premises and equipment ...........      (1,319)      (1,477)
  (Increase) decrease in other assets ............     (1,205)       6,834
  Other .........................................         416         (768)
                                                    ---------    ---------

Net cash used in investing activities ...........      (2,679)     (68,747)

Financing activities:
  Net decrease in demand deposits, NOW
    accounts and savings accounts ...............    (108,349)     (78,113)
  Net (decrease) increase in
    certificates of deposit .....................     (55,469)     135,129
  Net increase (decrease) in
    short-term borrowings .......................      84,993       (5,197)
  Proceeds from issuance of long-term debt ......          16          158
  Payments on long-term debt ....................         (72)         (52)
  Acquisition of treasury stock .................      (1,820)        (544)
  Cash dividends ................................      (1,877)      (1,773)
                                                    ---------    ---------

Net cash (used in ) provided by
    financing activities ........................     (82,578)      49,608

Decrease in cash and cash equivalents ...........     (64,432)      (4,300)

Cash and cash equivalents, beginning of period ..     129,431      118,123
                                                    ---------    ---------

Cash and cash equivalents, end of period ........   $  64,999    $ 113,823
                                                    =========    =========

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The information furnished herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods for which this report is submitted. 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes on Form 10-K should be read in conjunction with these statements.


Note 2.    New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives.

     1st Source Corporation adopted the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Approximately $25.8 million of goodwill was on the balance sheet at December 31, 2001. 1st Source Corporation performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined no impairment exists, therefore goodwill will continue to be shown at $25.8 million. Application of the nonamortization provisions of the statement are immaterial for the first quarter of 2002 and anticipated to result in an increase in net income of approximately $220,000, or $.01 per common share for the entire year.


Note 3.    Reserve for Loan Losses

     The reserve for loan losses is the amount believed adequate to absorb credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation these and other pertinent factors.

                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following management's discussion and analysis are presented to provide information concerning the financial condition of 1st Source as of March 31, 2002, as compared to March 31, 2001 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001.

     This  discussion  and  analysis  should  be read in  conjunction  with  1st
Source's consolidated condensed financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes on Form 10-K.

     Except for historical information contained herein, the matters discussed in this document, and other information contained in 1st Source's SEC filings, may express "forward-looking statements." Those statements, including statements or assumptions concerning future events or performance, and other statements that are other than statements of historical facts, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Readers are advised that various factors - including, but not limited to, changes in laws, regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen downturns in the local, regional or national economies - could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected.

     1st Source does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

                               FINANCIAL CONDITION

     1st Source's assets at March 31, 2002 were $3.48 billion, up 7.0% from the same time last year. Total loans were up 4.8% and total deposits increased 7.9% over the comparable figures at the end of the first quarter of 2001. Shareholders' equity was $308.1 million, up 7.2% from the $287.2 million one year ago. As of March 31, 2002, the 1st Source equity-to-assets ratio was 8.8%, the same as a year ago.

     Nonperforming assets at March 31, 2002, were $53,219,000 compared to $43,293,000 at December 31, 2001, an increase of 22.93%. At March 31, 2002, nonperforming assets were 2.01% of net loans and leases compared to 1.63% at December 31, 2001.

     Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for-sale are carried at the lower of cost or market determined on an aggregate basis. Loans held-for-sale were $120.1 million and $114.3 million at March 31, 2002 and 2001, respectively. As of March 31, 2002 and 2001, the carrying value of mortgage servicing rights was $22.2 million and $12.3 million, respectively.


CAPITAL RESOURCES

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.25% at March 31, 2002.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2002 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 2002 was 10.67% and the total risk-based capital ratio was 11.97%.


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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 2002, the consolidated statement of financial condition was rate sensitive by $135,009,000 more liabilities than assets scheduled to reprice within one year or approximately 93.00%. Management adjusts the composition of its assets and liabilities to manage the interest rate sensitivity gap based upon its expectations of interest rate fluctuations.

                              RESULTS OF OPERATIONS

NET INCOME

     Net income for the three months ended March 31, 2002, was $4,208,000, compared to $13,643,000 for the equivalent period in 2001. The decrease in net income for the three months ended March 31, 2002 was attributed to increases in loan loss provision and noninterest expense, as well as a decrease in noninterest income, offset by an increase in net interest income. The results of the first quarter of 2001 were positively affected by the sale of $1.0 billion in servicing rights from the Trustcorp Mortgage portfolio which added $6.87 million (net of tax) to the quarter, and by a $639,000 ( net of tax ) venture capital gain.

     Diluted net income per common share was $0.20 for the three months ended March 31, 2002, compared to $0.65 for the same period in 2001. Return on average common shareholders' equity was 5.47% for the three months ended March 31, 2002, compared to 19.91% in 2001. The return on total average assets was 0.49% for the three months ended March 31, 2002, compared to 1.73% in 2001.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three months ended March 31, 2002, was $31,308,000, an increase of 11.85% over the same period in 2001. The net interest margin on a fully taxable equivalent basis was 4.02% for the three months ended March 31, 2002, compared to 3.90% for the three months ended March 31, 2001.

     Total average earning assets increased 8.61% for the three months ended March 31, 2002, over the comparative period in 2001. Total average investment securities increased 17.72% for the three-month period over one year ago primarily due to an increase of investments in U.S. Government Securities. Average loans increased by 6.86% for the three-month period, compared to the same period in 2001, due to growth in loan volume in commercial loans secured by transportation and construction equipment. The taxable equivalent yields on total average earning assets were 6.74% and 8.70% for the three-month periods ended March 31, 2002, and 2001, respectively.

     Average deposits increased 13.81% for the three-month period over the same period from 2001. The cost rate on average interest-bearing funds was 3.14% and 5.55% for the three months ended March 31, 2002, and 2001. The majority of the growth in deposits from last year has occurred in savings deposits, money management savings, Now accounts and IRA's.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                             Three Months Ended March 31
                                        ------------------------------------
                                           2002                       2001
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  486,433  $ 4,912  4.10%  $  385,573  $ 5,842  6.15%
  Tax exempt (1)...........      146,186    2,262  6.27%     151,827    2,507  6.70%
Net loans (2)(3)...........    2,520,565   45,269  7.28%   2,358,805   53,904  9.27%
Other investments .........        5,187       72  5.64%      11,902      164  5.58%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,158,371   52,515  6.74%   2,908,107   62,417  8.70%

Cash and due from banks ...       87,320                      89,421
Reserve for loan losses ...      (58,768)                    (45,971)
Other assets ..............      299,626                     237,678
                              ----------                  ----------

Total .....................   $3,486,549                  $3,189,235
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,431,634  $19,679  3.28%  $2,142,886  $28,959  5.48%
  Short-term borrowings ...      292,976    1,317  1.82%     359,721    5,250  5.92%
  Long-term debt ..........       11,905      211  7.20%      12,160      218  7.28%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,736,515   21,207  3.14%   2,514,767   34,427  5.55%


  Non-interest bearing deposits  336,784                     289,542
  Other liabilities .......      101,541                     107,058
  Shareholders' equity ....      311,709                     277,868
                              ----------                  ----------

Total .....................   $3,486,549                  $3,189,235
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $31,308                     $27,990
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        4.02%                       3.90%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $720 in 2002 and $755 in 2001.

(2) Loan income includes fees of $1,528 in 2002 and $1,295 in 2001. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2002 and 2001. The tax equivalent adjustments were $79 in 2002 and $70 in 2001.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the first quarter of 2002 increased to $12,554,000 as compared to $7,295,000 for the first quarter of 2001. Net
Charge-offs of $11,541,000 have been recorded for the period ended March 31, 2002, as compared to $3,065,000 for the same period of 2001 and $13,361,000 for the year ended December 31, 2001. Loan delinquencies have increased to 2.46% on March 31, 2002 as compared to 2.13% on March 31, 2001 and 2.40% at the end of 2001. Due to the slowing economy and the lingering effects of September 11th on the air cargo, aircraft sales and auto rental markets, 1st Source's Specialty Finance Group has experienced a much higher than normal default rate. The Specialty Finance Group's focus on the transportation industry exposes 1st Source to a series of cyclical businesses which can have the potential to experience periods of high losses. A summary of loan loss experience during the three months ended March 31, 2002 and 2001 and for the year ended December 31, 2001 is provided below.

                                                    Summary of Reserve for Loan Losses
                                                    ------------------------------------
                                                    Three Months Ended      Year Ended
                                                         March 31           December 31
                                                    2002          2001         2001
                                                  ---------     ---------    ---------
 Reserve for loan losses - beginning balance     $   57,624    $   44,644   $   44,644
    Charge-offs                                     (12,739)       (3,218)     (14,332)
    Recoveries                                        1,198           153          971
                                                  ---------     ---------    ---------
 Net charge-offs                                    (11,541)       (3,065)     (13,361)

 Provision for loan losses                           12,554         7,295       28,623
 Recaptured reserve due to loan securitizations        (745)         (685)      (2,878)
 Acquired reserves from acquisitions                     --            --          596
                                                  ---------     ---------    ---------
 Reserve for loan losses - ending balance       $    57,892    $   48,189    $  57,624
                                                  =========     =========    =========

 Loans outstanding at end of period               2,529,006     2,413,433    2,535,364
 Average loans outstanding during period          2,520,565     2,358,805    2,464,798

 Reserve for loan losses as a percentage of
    loans outstanding at end of period                 2.29%         2.00%        2.27%
 Ratio of net charge-offs during period to
    average loans outstanding                          1.86%         0.53%        0.54%

     It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of March 31, 2002.

NONINTEREST INCOME

     Noninterest income for the three-month periods ended March 31, 2002 and 2001 was $20,128,000 and $30,204,000, respectively, a decrease of 33.36%. The decrease in noninterest income is attributed to the $1.0 billion sale of mortgage servicing rights in the first quarter of 2001. This sale generated pre-tax income of $11.06 million ($6.87 million, net of tax). For the first quarter of 2002, loan servicing and sale income decreased 73.31%. In addition, $1.03 million of pre-tax venture capital gains were recorded in the first quarter of 2001, compared to net losses of $488,000 in the first quarter of 2002. Trust fees increased 7.78%, service charges on deposit accounts increased 42.31%, equipment rental income increased 25.71% and other income decreased 6.47%. Generally, overdraft fees and debit card fees accounted for the increase in service charges on deposit accounts, and equipment rental income increased due to the growth in operating leases.


NONINTEREST EXPENSE

     Noninterest expense for the three-month periods ended March 31, 2002 and 2001 was $32,123,000 and $28,017,000, respectively, an increase of 14.66% over the same period in 2001. Salaries and employee benefits increased 10.07% for the three months ended March 31, 2002 over the same period in 2001. The increase was due, in part, to the increase in employees as a result of the purchase of 17 branches in late 2001. Net occupancy expense increased 9.03%, furniture and equipment expense increased 21.18%, depreciation on leased equipment increased 31.80%, supplies and communications expense increased 15.21%, business development and marketing expense decreased 28.83% and other expense increased 22.96%. The increase in depreciation of leased equipment is due to the growth in the operating lease portfolio from the prior year. The increase in other expense is attributed primarily to repossession and collection expenses and the amortization of the core deposit premium relating to the branch acquisitions, which also accounts for the increases of expenses in furniture and equipment, net occupancy and supplies and communications.


INCOME TAXES

     The provision for income taxes for the three months ended March 31, 2002, was $1,261,000, compared to $7,818,000 for the comparable period in 2001. The provision for income taxes for the three months ended March 31, 2002, and 2001, is at a rate which management believes approximates the effective rate for the year.


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in 1st Source's annual report on Form 10-K for the year ended December 31, 2001. See the discussion of interest rate sensitivity beginning on page 6 of 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial Statements and Notes

                           PART II. OTHER INFORMATION

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


DATE   05/13/02                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                    (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   05/13/02                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                     (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer
                                    Principal Accounting Officer