Form 10-Q
period 2002-06-30
1ST SOURCE CORP
filed 2002-08-13
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    June 30, 2002
                                            ------------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock  outstanding  as of June 30, 2002 -
20,966,194.

                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                       Page

        Consolidated statements of financial condition --                3
        June 30, 2002, and December 31, 2001

        Consolidated statements of income --                             4
        three months and six months ended June 30, 2002 and 2001

        Consolidated statements of cash flows --                         5
        six months ended June 30, 2002 and 2001

        Notes to the Consolidated Financial Statements                   6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7


Item 3. Quantitative and Qualitative Disclosures About Market Risk      13


PART II. OTHER INFORMATION                                              14

Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


SIGNATURES                                                              15

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                        June 30,    December 31,
                                                         2002           2001
                                                     -----------    -----------
                                                      (Unaudited)
ASSETS
Cash and due from banks ..........................   $    91,453   $    129,431
Federal funds sold and
  interest bearing deposits with other banks .....        23,411         17,038
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $619,862 and $632,712
    at June 30, 2002 and December 31, 2001) .....        629,340        640,478

Loans - net of unearned discount .................     2,460,959      2,535,364
  Reserve for loan losses ........................       (57,420)       (57,624)
                                                     -----------    -----------

Net loans ........................................     2,403,539      2,477,740

Equipment owned under operating leases,
   net of accumulated depreciation ...............       109,467        115,754
Premises and equipment,
   net of accumulated depreciation ...............        42,008         41,923
Other assets .....................................       131,978        140,327
                                                     -----------    -----------

Total assets .....................................   $ 3,431,196    $ 3,562,691
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   352,454    $   365,193
  Interest bearing ...............................     2,438,882      2,517,613
                                                     -----------    -----------

Total deposits ...................................     2,791,336      2,882,806

Federal funds purchased and securities
  sold under agreements to repurchase ............       194,601        214,709
Other short-term borrowings ......................        39,619         49,764
Other liabilities ................................        37,594         52,533
Long-term debt ...................................        11,818         11,939
                                                     -----------    -----------

Total liabilities ................................     3,074,968      3,211,751

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         7,579          7,579
  Capital surplus ................................       214,001        214,001
  Retained earnings .............................         91,651         91,591
  Less cost of common stock in treasury .........         (7,382)       (12,591)
  Accumulated other comprehensive income ........          5,629          5,610
                                                     -----------    -----------

Total shareholders' equity .......................       311,478        306,190
                                                     -----------    -----------

Total liabilities and shareholders' equity .......   $ 3,431,196    $ 3,562,691
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30                               June 30
                                                                     ------------------                    ----------------
                                                                    2002            2001               2002            2001
                                                                ------------    ------------        ------------    ------------
Interest and fee income:
 Loans ......................................................   $    43,134    $     54,814        $     88,324    $    108,653
   Investment securities:
     Taxable ................................................         4,780           5,877               9,692          11,720
     Tax-exempt .............................................         1,549           1,752               3,091           3,504
     Other ..................................................           126             114                 198             277
                                                                -----------    ------------        ------------    ------------
Total interest income .......................................        49,589          62,557             101,305         124,154

Interest expense:
   Deposits .................................................        18,227          28,940              37,906          57,898
   Short-term borrowings ....................................         1,211           3,740               2,528           8,991
   Long-term debt ...........................................           213             219                 424             437
                                                                -----------    ------------        ------------    ------------
Total interest expense ......................................        19,651          32,899              40,858          67,326
                                                                -----------    ------------        ------------    ------------
Net interest income .........................................        29,938          29,658              60,447          56,828
Provision for loan losses ...................................        12,112           4,464              24,666          11,759
                                                                -----------    ------------        ------------    ------------
Net interest income after
   provision for loan losses ................................        17,826          25,194              35,781          45,069

Noninterest income:
   Trust fees ...............................................         2,661           2,463               5,321           4,931
   Service charges on deposit accounts ......................         3,684           2,837               7,155           5,276
   Loan servicing and sale income ...........................         3,293           5,408               7,316          20,480
   Equipment rental income ..................................         7,464           6,257              14,744          12,048
   Other income .............................................         2,886           2,861               6,068           6,263
   Investment securities and other investment gains (losses)              0              52                (488)          1,084
                                                                -----------    ------------        ------------    ------------
Total noninterest income ....................................        19,988          19,878              40,116          50,082
                                                                -----------    ------------        ------------    ------------
Noninterest expense:
   Salaries and employee benefits ...........................        16,417          15,535              32,995          30,596
   Net occupancy expense ....................................         1,678           1,477               3,380           3,039
   Furniture and equipment expense ..........................         2,626           2,334               5,355           4,586
   Depreciation - leased equipment ..........................         5,966           4,993              12,113           9,657
   Supplies and communications ..............................         1,470           1,306               3,015           2,647
   Business development and marketing expense ...............         1,010           1,240               1,610           2,082
   Other expense ............................................         4,372           2,985               7,194           5,280
                                                                -----------    ------------        ------------    ------------
Total noninterest expense ...................................        33,539          29,870              65,662          57,887
                                                                -----------    ------------        ------------    ------------

Income before income taxes and subsidiary trust distributions         4,275          15,202              10,235          37,264
Income taxes ................................................         1,015           5,195               2,276          13,013
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............           493             560                 984           1,161
                                                                -----------    ------------        ------------    ------------

Net income ..................................................   $     2,767    $      9,447        $      6,975    $     23,090
                                                                ===========    ============        ============    ============
Other comprehensive income, net of tax:
  Change in unrealized appreciation of
    available-for-sale securities ...........................         2,372           1,286                  19           4,726
                                                                -----------    ------------        ------------    ------------

Total comprehensive income ..................................   $     5,139    $     10,733        $      6,994    $     27,816
                                                                ===========    ============        ============    ============

Per common share:
  Basic net income per common share .........................   $      0.13    $       0.45        $       0.33    $       1.11
                                                                ===========    ============        ============    ============
  Diluted net income per common share .......................   $      0.13    $       0.44        $       0.33    $       1.09
                                                                ===========    ============        ============    ============
  Dividends .................................................   $      0.09    $      0.085        $      0.180    $      0.171
                                                                ===========    ============        ============    ============
Basic weighted average common shares outstanding ............     20,950,747      20,787,074          20,909,450      20,754,695
                                                                ============    ============        ============    ============
Diluted weighted average common shares outstanding ..........     21,368,441      21,199,014          21,297,194      21,149,770
                                                                ============    ============        ============    ============
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                   Six Months Ended June 30
                                                       2002         2001
                                                    ---------    ---------
Operating activities:
  Net income ....................................   $   6,975    $  23,090
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................      24,666       11,759
  Depreciation of premises and equipment ........      14,685       12,016
  Amortization of investment security premiums
    and accretion of discounts, net .............       2,127          537
  Amortization of mortgage servicing rights .....       4,080        2,100
  Deferred income taxes .........................      (8,747)          61
  Realized investment securities losses (gains)           488       (1,084)
  Realized gains on securitized loans ...........      (4,499)      (4,405)
  Decrease in interest receivable ...............       1,482          294
  Decrease in interest payable ..................      (3,571)      (4,943)
  Other .........................................       9,942       (4,886)
                                                    ---------    ---------

Net cash provided by operating activities              47,628       34,539

Investing activities:
  Proceeds from sales and maturities
    of investment securities ....................     129,960      181,131
  Purchases of investment securities ............    (119,725)    (177,977)
  Net increase in short-term investments ........      (6,373)        (669)
  Loans sold or participated to others ..........     268,168    1,451,061
  Increase in loans net of
    principal collections .......................    (218,632)  (1,655,800)
  Net increase in equipment owned
    under operating leases ......................      (5,826)     (19,439)
  Purchases of premises and equipment ...........      (3,097)      (3,052)
  (Increase) decrease in other assets ...........      (2,756)       4,548
  Other .........................................         440       (1,141)
                                                    ---------     ---------

Net cash provided (used in) investing activities       42,159     (221,338)

Financing activities:
  Net increase in demand deposits, NOW
    accounts and savings accounts ...............      65,067       37,180
  Net (decrease) increase in
    certificates of deposit .....................    (156,538)     182,097
  Net decrease in
    short-term borrowings .......................     (30,252)     (15,732)
  Proceeds from issuance of long-term debt ......          37          217
  Payments on long-term debt ....................        (158)         (88)
  Acquisition of treasury stock .................      (2,158)        (951)
  Cash dividends ................................      (3,763)      (3,566)
                                                    ----------    ---------

Net cash (used in ) provided by
    financing activities ........................    (127,765)     199,157

(Decrease) increase in cash and cash equivalents      (37,978)      12,358

Cash and cash equivalents, beginning of period ..     129,431      118,123
                                                    ---------     ---------

Cash and cash equivalents, end of period ........   $  91,453    $ 130,481
                                                    =========    =========

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source's 2001 Management's Discussion and Analysis of Financial Condition and Consolidated Financial
Statements and Notes on Form 10-K (2001 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


Note 2.    New Accounting Pronouncements

     In June 2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives.

     1st Source Corporation adopted the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Approximately $25.8 million of goodwill and other intangible assets was on the balance sheet at December 31, 2001. 1st Source Corporation performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined no impairment exists. Application of the nonamortization provisions of the statement are immaterial for the second quarter of 2002 and anticipated to result in an increase in net income of approximately $220,000, or $.01 per common share for the entire year.

     Based on the exposure draft on Acquisition of Certain Financial Institutions issued by FASB on May 10, 2002, management has determined that the previously identified "goodwill" related to the branch purchases of Citizen Financial and Old Kent Bank qualifies as "unidentifiable intangible assets," as defined in the FASB NO. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This unidentifiable intangible asset is being amortized over the estimated life of deposits starting in the second quarter of 2002. As of June, 2002, the total amount that was reclassified from "goodwill" to "unidentifiable intangible assets" was $6.8 million.

Note 3.    Reserve for Loan Losses

     The reserve for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio. Management evaluates the adequacy of the reserve, reviewing all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral dependent impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loans losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned as well as other pertinent factors.



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

     The following management's discussion and analysis are presented to provide information concerning the financial condition of 1st Source as of June 30, 2002, as compared to December 31, 2001, and the results of operations for the six months ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2001 Annual Report

                               FINANCIAL CONDITION

     1st Source's assets at June 30, 2002 were $3.43 billion, down 3.7%, compared to December 31, 2001. Total loans were down 2.9% and total deposits decreased 3.2% over the comparable figures at the end of 2001.

     Nonperforming assets at June 30, 2002, were $60,996,000, compared to $43,294,000 at December 31, 2001, an increase of 40.89%. At June 30, 2002, nonperforming assets were 2.37% of net loans and leases compared to 1.63% at December 31, 2001.

     Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for-sale are carried at the lower of cost or market determined on an aggregate basis. Loans held-for-sale were $84.9 million and $173.5 million at June 30, 2002 and December 31, 2001, respectively. The carrying value of mortgage servicing rights were $22.1 million and $20.09 million at June 30,2002 and December 31, 2001, respectively.


CAPITAL RESOURCES

     Shareholders' equity was $311.5 million, up 1.7% from the $306.2 million at December 31, 2001. As of June 30, 2002, the 1st Source equity-to-assets ratio was 9.1%, compared to 8.6% at the end of 2001.

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.34% at June 30, 2002.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2002 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 2002 was 10.94% and the total risk-based capital ratio was 12.25%.


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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 2002, the consolidated statement of financial condition was rate sensitive by $51,268,000 more assets than liabilities scheduled to reprice within one year or approximately 1.03%.




                              RESULTS OF OPERATIONS

NET INCOME

     Net income for the three-month and six-month periods ended June 30, 2002, was $2,767,000 and $6,975,000 respectively, compared to $9,447,000 and
$23,090,000 for the same periods in 2001. The decrease in net income was attributed to increases in loan loss provision and noninterest expense, as well as a decrease in noninterest income, offset by an increase in net interest income. The results of the first quarter of 2001 were positively affected by the sale of $1.0 billion in servicing rights from the Trustcorp Mortgage portfolio which added $6.87 million (net of tax) to the quarter, and by a $639,000 ( net of tax ) venture capital gain.

     Diluted net income per common share was $0.13 and $0.33, respectively, for the three-month and six-month periods ended June 30, 2002, compared to $0.44 and $1.09 for the same periods in 2001. Return on average common shareholders' equity was 4.53% for the six months ended June 30, 2002, compared to 16.36% in 2001. The return on total average assets was 0.40% for the six months ended June 30, 2002, compared to 1.43% in 2001.


NET INTEREST INCOME

     The taxable equivalent net interest income for the three-month period ended June 30, 2002, was $30,740,000, an increase of 0.82% over the same period in 2001. The net interest margin on a fully taxable equivalent basis was 3.92% for the three-month period ended June 30, 2002, compared to 4.02% for the three-month period ended June 30, 2001. The taxable equivalent net interest income for the six-month period ended June 30, 2002, was $62,048,000, an increase of 6.10% over 2001, resulting in a net yield of 3.97%, which remained unchanged compared to the same period in 2001.

     Total average earning assets increased 3.56% and 6.01%, respectively, for the three-month and six-month periods ended June 30, 2002, over the comparative periods in 2001. Total average investment securities increased 14.01% and 15.83%, respectively, for the three-month and six-month periods over one year ago primarily due to an increase of investments in U.S. Government Securities. Average loans increased by 0.49% and 3.58% for the three-month and six-month periods, compared to the same periods in 2001, due to growth in loan volume in commercial loans secured by transportation and construction equipment. The taxable equivalent yields on total average earning assets were 6.42% and 8.37% for the three-month periods ended June 30, 2002, and 2001, and 6.58% and 8.53% for the six-month periods ended June 30,2002 and 2001, respectively.

     Average deposits increased 6.04% and 9.76% for the three-month and six-month periods respectively over the same periods in 2001. The rate on average interest-bearing funds was 2.88% and 5.00% for the three-month periods ended June 30, 2002, and 2001, and 3.01% and 5.27% for the six-month periods ended June 30, 2002 and 2001. The majority of the growth in deposits from last year has occurred in savings deposits, demand deposits and money management savings.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                             Three Months Ended June 30
                                        ------------------------------------
                                           2002                       2001
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  477,022  $ 4,780  4.02%  $  395,988  $ 5,877  5.95%
  Tax exempt (1)...........      150,317    2,277  6.08%     154,249    2,523  6.56%
Net loans (2)(3)...........    2,489,468   43,208  6.96%   2,477,334   54,875  8.88%
Other investments .........       30,467      126  1.66%      11,450      114  4.01%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,147,274   50,391  6.42%   3,039,021   63,389  8.37%

Cash and due from banks ...       90,384                     100,722
Reserve for loan losses ...      (58,828)                    (49,449)
Other assets ..............      292,443                     249,489
                              ----------                  ----------

Total .....................   $3,471,273                  $3,339,783
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,448,524  $18,227  2.99%  $2,323,736  $28,940  5.00%
  Short-term borrowings ...      272,938    1,211  1.78%     305,761    3,741  4.91%
  Long-term debt ..........       11,850      213  7.19%      12,163      218  7.20%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,733,312   19,651  2.88%   2,641,660   32,899  5.00%


  Non-interest bearing deposits  337,547                     303,576
  Other liabilities .......       91,310                     103,198
  Shareholders' equity ....      309,104                     291,349
                              ----------                  ----------

Total .....................   $3,471,273                  $3,339,783
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $30,740                     $30,490
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.92%                       4.02%
                                                   =====                       =====

                                             Six Months Ended June 30
                                        ------------------------------------
                                           2002                       2001
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  481,702  $ 9,692  4.06%  $  390,809  $11,720  6.05%
  Tax exempt (1)...........      148,263    4,539  6.17%     153,045    5,030  6.63%
Net loans (2)(3)...........    2,504,930   88,477  7.12%   2,418,397  108,779  9.07%
Other investments .........       17,897      198  2.24%      11,675      278  4.81%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,152,792  102,906  6.58%   2,973,926  125,807  8.53%

Cash and due from banks ...       88,860                      95,103
Reserve for loan losses ...      (58,798)                    (47,719)
Other assets ..............      296,015                     243,615
                              ----------                  ----------

Total .....................   $3,478,869                  $3,264,925
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,440,126  $37,906  3.13%  $2,233,811  $57,899  5.23%
  Short-term borrowings ...      282,902    2,528  1.80%     332,592    8,991  5.45%
  Long-term debt ..........       11,877      424  7.19%      12,161      437  7.24%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,734,905   40,858  3.01%   2,578,564   67,327  5.27%


  Non-interest bearing deposits  337,168                     296,598
  Other liabilities .......       96,397                     105,117
  Shareholders' equity ....      310,399                     284,646
                              ----------                  ----------

Total .....................   $3,478,869                  $3,264,925
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $62,048                     $58,480
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.97%                       3.97%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate for 2002 and 2001. Tax equivalent adjustments for the three-month periods were $728 in 2002 and $771 in 2001 and for the six-month periods were $1,448 in 2002 and $1,526 in 2001.

(2) Loan income includes fees on loans for the three-month periods of $1,029 in 2002 and $1,691 in 2001 and for the six-month periods of $2,557 in 2002 and $2,986 in 2001. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2002 and 2001. The tax equivalent adjustments for the three-month periods were $74 in 2002 and $61 in 2001 and for the six-month periods were $153 in 2002 and 126 in 2001.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three-month periods ended June 30, 2002, and 2001 was $12,112,000 and $4,464,000, respectively, and was $24,666,000 and $11,759,000 for the six-month periods ended June 30, 2002 and 2001. Net Charge-offs of $11,222,000 have been recorded for the second quarter, compared to $1,004,000 for the same quarter a year ago and $11,541,000 for the first quarter of 2002. Year-to-date Net Charge-offs of $22,763,000 have been recorded in 2002, compared to Net Charge-offs of $4,069,000 through June 2001. Loan delinquencies have increased to 2.42% on June 30, 2002, as compared to 1.88% on June 30, 2001 and 2.40% at the end of 2001. The second quarter was difficult for 1st Source Corporation. The local economy and our national niche businesses (particularly the financing of aircraft for dealers and air cargo operators) are still working through the difficulties caused by the slow down in the technology markets (a large user of air cargo services), the substantial sell off in the stock markets, and the strong falloff of durable goods manufacturing which were all dramatically exacerbated by the events of September 11th. Aircraft and used automobile values have dropped precipitously. Our customers who rely on the use of this equipment for the production of their income continue to feel the impact. We have experienced substantial loan losses in our aircraft and auto rental financing units. The majority of these loan losses have come from customers who buy and sell aircraft and who operate them as their primary revenue source. As we work through these problems, we expect our non-performing assets will fluctuate over the remainder of the year. Since some of our relationships in these industries are large, up to $15 million in size, they can have a significant impact on the size of our nonperforming number if they become problem accounts. When an account goes into a nonperforming category, we estimate the value of the collateral and write down the loan accordingly. This is not an exact science since collateral values can be volatile, especially in this economy. A summary of loan loss experience during the three-month and six-month periods ended June 30, 2002 and 2001 is provided below.

                                                           Summary of Reserve for Loan Losses
                                                          ------------------------------------
                                                    Three Months Ended           Six  Months Ended
                                                         June 30                     June 30
                                                    2002          2001          2002          2001
                                                  ---------     ---------     ---------     ---------
 Reserve for loan losses - beginning balance     $   57,892    $   48,189    $   57,624    $   44,644
    Charge-offs                                     (11,696)       (1,448)      (24,435)       (4,666)
    Recoveries                                          474           444         1,672           597
                                                  ---------     ---------     ---------     ---------
 Net charge-offs                                    (11,222)       (1,004)      (22,763)       (4,069)

 Provision for loan losses                           12,112         4,464        24,666        11,759
 Recaptured reserve due to loan securitizations      (1,362)         (748)       (2,107)       (1,433)
 Acquired reserves from acquisitions                     --            --            --            --
                                                  ---------     ---------     ---------     ---------
 Reserve for loan losses - ending balance       $    57,420    $   50,901    $   57,420     $  50,901
                                                  =========     =========     =========     =========

 Loans outstanding at end of period               2,460,959     2,508,246     2,460,959     2,508,246
 Average loans outstanding during period          2,489,468     2,477,334     2,504,930     2,418,397
 Nonperforming assets at end of period               60,996        24,802        60,996        24,802

 Reserve for loan losses as a percentage of
    loans outstanding at end of period                 2.33%         2.03%         2.33%         2.03%


 Ratio of net charge-offs during period to
    average loans outstanding                          1.81%         0.16%         1.83%         0.34%
 Nonperforming assets as a percentage of
    loans and leases at end of period                  2.37%         0.95%         2.37%         0.95%

     It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of June 30, 2002.


NONINTEREST INCOME

     Noninterest income for the three-month periods ended June 30, 2002 and 2001 was $19,988,000 and $19,878,000, respectively, and was $40,116,000 and
$50,082,000 for the six-month periods ended June 30, 2002 and 2001, respectively. Loan servicing and sale income for the three-month and six-month periods ended June 30, 2002 decreased 39.11% and 64.28%, respectively. The decrease in loan servicing and sale income for the three-month period is primarily due to the $1.2 million valuation adjustment of certain mortgage servicing rights, whereas the decrease for the six-month period is attributed to the $1.0 billion sale of mortgage servicing rights in the first quarter of 2001. This sale generated pre-tax income of $11.06 million ($6.87 million net of tax). Both periods were affected by lower loan and servicing rights sales. As of June 30, 2002, a loss of $488,000 in net investment securities was recorded in the first quarter of 2002, compared to the $1.03 million of pre-tax venture capital gains in the first quarter of 2001. Trust fees increased 7.91%, service charges on deposit accounts increased 35.61%, equipment rental income increased 22.38%. The increase in service charges on deposits is mainly due to increases in overdraft fees, debit card fees as well as fees associated with the deposits acquired in the branch purchases in late 2001. Equipment rental income increased due to the growth in operating leases.


NONINTEREST EXPENSE

     Noninterest expense for the three-month periods ended June 30, 2002 and 2001 was $33,539,000 and $29,870,000, respectively, an increase of 12.28%, and was $65,662,000 and $57,887,000 for six-month periods ended June 30, 2002 and 2001, respectively, with an increase of 13.43%. Salaries and employee benefits increased 7.84% for the six months ended June 30, 2002 over the same period in 2001. The increase was due, in part, to the increase in employees as a result of the purchase of 17 branches in late 2001. Net occupancy expense increased 11.22%, furniture and equipment expense increased 16.77%, depreciation on leased equipment increased 25.43%, supplies and communications expense increased 13.90%, business development and marketing expense decreased 22.67% and other expense increased 36.25%. The increase in other expense is attributed primarily to repossession and collection expenses and the amortization of the core deposit premium and unidentifiable intangible assets relating to the branch acquisitions, which also accounts for the increases of expenses in furniture and equipment, net occupancy and supplies and communications.


INCOME TAXES

     The provision for income taxes for the six months ended June 30, 2002, was $2,276,000, compared to $13,013,000 for the comparable period in 2001. The provision for income taxes for the six months ended June 30, 2002, and 2001, is at a rate which management believes approximates the effective rate for the year.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in 1st Source's annual report on Form 10-K for the year ended December 31, 2001. See the discussion of interest rate sensitivity beginning on page 6 of 1st Source's 2001 Annual Report

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities.

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         During the second quarter of 2002, 1st Source Corporation's shareholders elected Toby S. Wilt, and re-elected Lawrence E. Hiler, Rex Martin, Christopher J. Murphy III and Timothy K. Ozark as directors at the April 25, 2002, annual meeting. All directors were elected for terms ending April, 2005, except Toby S. Wilt with a term expiring in April, 2004. The election showed that 19,908,895 votes were cast (representing 94.53% of all eligible shares) with all directors receiving a majority of the votes cast.

ITEM 5.  Other Information.

         None

ITEM 6(a).Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 6(b).Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      1st Source Corporation
                                        -------------------


DATE   08/13/02                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                    (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   08/13/02                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                     (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer
                                    Principal Accounting Officer