Form 10-Q
period 2002-09-30
1ST SOURCE CORP
filed 2002-11-12
CIK 34782

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 2002
                                            ------------------
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of September 30, 2002 - 20,962,421.

                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                       Page

        Consolidated statements of financial condition --                3
        September 30, 2002, and December 31, 2001

        Consolidated statements of income --                             4
        three months and nine months ended September 30, 2002 and 2001

        Consolidated statements of cash flows --                         5
        nine months ended September 30, 2002 and 2001

        Notes to the Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8

Item 3. Quantitative and Qualitative Disclosures About Market Risk      14

Item 4. Controls and Procedures                                         15


PART II. OTHER INFORMATION                                              16

Item 1. Legal Proceedings                                               16

Item 2. Changes in Securities                                           16

Item 3. Defaults Upon Senior Securities                                 16

Item 4. Submission of Matters to a Vote of Security Holders             16

Item 5. Other Information.                                              16

Item 6. Exhibits                                                        16

Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


SIGNATURES                                                              17

CERTIFICATIONS                                                          18

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Dollars in thousands)
                                                     September 30,  December 31,
                                                         2002           2001
                                                     -----------    -----------
                                                      (Unaudited)
ASSETS
Cash and due from banks ..........................   $   118,762   $    129,431
Federal funds sold and
  interest bearing deposits with other banks .....        61,162         17,038
Investment securities:
  Securities available-for-sale, at fair value
    (amortized cost of $601,432 and $632,712
    at September 30, 2002 and December 31, 2001) .       610,846        640,478

Loans - net of unearned discount .................     2,391,418      2,535,364
  Reserve for loan losses ........................       (58,946)       (57,624)
                                                     -----------    -----------

Net loans ........................................     2,332,472      2,477,740

Equipment owned under operating leases,
   net of accumulated depreciation ...............       101,560        115,754
Premises and equipment,
   net of accumulated depreciation ...............        42,077         41,923
Other assets .....................................       143,504        140,327
                                                     -----------    -----------

Total assets .....................................   $ 3,410,383    $ 3,562,691
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing ............................   $   399,848    $   365,193
  Interest bearing ...............................     2,361,536      2,517,613
                                                     -----------    -----------

Total deposits ...................................     2,761,384      2,882,806

Federal funds purchased and securities
  sold under agreements to repurchase ............       203,457        214,709
Other short-term borrowings ......................        48,466         49,764
Other liabilities ................................        29,642         52,533
Long-term debt ...................................        11,698         11,939
                                                     -----------    -----------

Total liabilities ................................     3,054,647      3,211,751

Guaranteed preferred beneficial interests
  in 1st Source's subordinated debentures ........        44,750         44,750

Shareholders' equity:
  Common stock-no par value ......................         7,579          7,579
  Capital surplus ................................       214,001        214,001
  Retained earnings .............................         91,853         91,591
  Less cost of common stock in treasury .........         (7,462)       (12,591)
  Accumulated other comprehensive income ........          5,015          5,610
                                                     -----------    -----------

Total shareholders' equity .......................       310,986        306,190
                                                     -----------    -----------

Total liabilities and shareholders' equity .......   $ 3,410,383    $ 3,562,691
                                                     ===========    ===========

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                     Three Months Ended                    Nine Months Ended
                                                                          September 30                       September 30
                                                                     ------------------                    ----------------
                                                                    2002            2001               2002            2001
                                                                ------------    ------------        ------------    ------------
Interest and fee income:
 Loans ......................................................   $    42,233    $     52,939        $    130,557    $    161,592
   Investment securities:
     Taxable ................................................         4,294           5,570              13,986          17,289
     Tax-exempt .............................................         1,464           1,716               4,555           5,220
     Other ..................................................            41             132                 239             410
                                                                -----------    ------------        ------------    ------------
Total interest income .......................................        48,032          60,357             149,337         184,511

Interest expense:
   Deposits .................................................        17,129          26,707              55,035          84,605
   Short-term borrowings ....................................         1,586           3,476               4,114          12,467
   Long-term debt ...........................................           213             218                 637             655
                                                                -----------    ------------        ------------    ------------
Total interest expense ......................................        18,928          30,401              59,786          97,727
                                                                -----------    ------------        ------------    ------------
Net interest income .........................................        29,104          29,956              89,551          86,784
Provision for loan losses ...................................         9,750           9,807              34,416          21,566
                                                                -----------    ------------        ------------    ------------
Net interest income after
   provision for loan losses ................................        19,354          20,149              55,135          65,218

Noninterest income:
   Trust fees ...............................................         2,606           2,428               7,927           7,359
   Service charges on deposit accounts ......................         3,833           2,969              10,988           8,245
   Loan servicing and sale income ...........................           788           4,519               8,104          24,999
   Equipment rental income ..................................         7,157           6,922              21,901          18,970
   Other income .............................................         3,637           3,193               9,951           9,651
   Investment securities and other investment (losses) gains           (600)              0              (1,088)          1,084
                                                                -----------    ------------        ------------    ------------
Total noninterest income ....................................        17,421          20,031              57,783          70,308
                                                                -----------    ------------        ------------    ------------
Noninterest expense:
   Salaries and employee benefits ...........................        16,792          15,923              49,787          46,519
   Net occupancy expense ....................................         1,745           1,508               5,125           4,547
   Furniture and equipment expense ..........................         2,537           2,344               7,892           6,930
   Depreciation - leased equipment ..........................         5,744           5,543              17,857          15,200
   Supplies and communications ..............................         1,614           1,475               4,875           4,317
   Business development and marketing expense ...............           314           1,078               1,924           3,160
   Other expense ............................................         4,766           2,463              11,960           7,743
                                                                -----------    ------------        ------------    ------------
Total noninterest expense ...................................        33,512          30,334              99,420          88,416
                                                                -----------    ------------        ------------    ------------

Income before income taxes and subsidiary trust distributions         3,263           9,846              13,498          47,110
Income taxes ................................................           672           3,131               2,948          16,144
Distribution on preferred securities of
  subsidiary trusts, net of income tax benefit ..............           490             541               1,474           1,702
                                                                -----------    ------------        ------------    ------------

Net income ..................................................   $     2,101    $      6,174        $      9,076    $     29,264
                                                                ===========    ============        ============    ============
Other comprehensive income, net of tax:
  Change in unrealized appreciation of
    available-for-sale securities ...........................          (614)            132                (595)           4,858
                                                                -----------    ------------        ------------    ------------

Total comprehensive income ..................................   $     1,487    $      6,306        $      8,481    $     34,122
                                                                ===========    ============        ============    ============

Per common share:
  Basic net income per common share .........................   $      0.10    $       0.30        $       0.43    $       1.41
                                                                ===========    ============        ============    ============
  Diluted net income per common share .......................   $      0.10    $       0.29        $       0.43    $       1.38
                                                                ===========    ============        ============    ============
  Dividends .................................................   $      0.09    $       0.09        $      0.270    $      0.261
                                                                ===========    ============        ============    ============
Basic weighted average common shares outstanding ............    20,963,707      20,779,292          20,927,734      20,762,987
                                                                ============    ============        ============    ============
Diluted weighted average common shares outstanding ..........    21,346,977      21,224,446          21,316,672      21,160,166
                                                                ============    ============        ============    ============

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                Nine Months Ended September 30
                                                       2002         2001
                                                    ---------    ---------
Operating activities:
  Net income ....................................   $   9,076    $  29,264
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses .....................      34,416       21,566
  Depreciation of premises and equipment ........      21,609       18,647
  Amortization of investment security premiums
    and accretion of discounts, net .............       3,285          885
  Amortization of mortgage servicing rights .....       4,539        3,164
  Mortgage servicing asset impairment charges ...       5,269           --
  Deferred income taxes .........................     (11,316)        (738)
  Realized investment securities losses (gains)         1,088       (1,084)
  Realized gains on securitized loans ...........      (6,556)      (6,012)
  Decrease in interest receivable ...............       4,129          439
  Decrease in interest payable ..................      (8,141)      (6,845)
  Other .........................................      (5,811)        (218)
                                                    ---------    ---------

Net cash provided by operating activities              51,587       59,068

Investing activities:
  Proceeds from sales and maturities
    of investment securities ....................     228,515      254,914
  Purchases of investment securities ............    (201,607)    (286,491)
  Net (increase) decrease in short-term
    investments ........ ........................     (44,124)          30
  Loans sold or participated to others ..........     395,229    1,707,978
  Increase in loans net of
    principal collections .......................    (284,377)  (1,911,084)
  Purchase of loans .............................          --      (29,054)
  Net increase in equipment owned
    under operating leases ......................      (3,663)     (30,216)
  Purchases of premises and equipment ...........      (4,298)      (4,778)
  (Increase) decrease in other assets ...........      (6,193)       7,671
  Net cash paid in purchase acquisition .........          --       (6,208)
  Other .........................................         392       (1,523)
                                                    ---------     ---------

Net cash provided (used in) investing activities       79,874     (298,761)

Financing activities:
  Net decrease in demand deposits, NOW
    accounts and savings accounts ...............      (7,635)     (90,506)
  Purchase of demand deposits and
    savings accounts ............................          --       32,386
  Net (decrease) increase in
    certificates of deposit .....................    (113,788)     263,135
  Purchase of certificates of deposits ..........          --       27,628
  Net (decrease) increase in
    short-term borrowings .......................     (12,550)       4,540
  Proceeds from issuance of long-term debt ......         126          217
  Payments on long-term debt ....................        (368)        (205)
  Acquisition of treasury stock .................      (2,265)      (1,125)
  Cash dividends ................................      (5,650)      (5,436)
                                                    ----------    ---------

Net cash (used in ) provided by
    financing activities ........................    (142,130)     230,634

Decrease in cash and cash equivalents                 (10,669)      (9,059)

Cash and cash equivalents, beginning of period ..     129,431      118,123
                                                    ---------     ---------

Cash and cash equivalents, end of period ........   $ 118,762    $ 109,064
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

     1st Source Corporation adopted the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Approximately $25.8 million of goodwill and other intangible assets was on the balance sheet at December 31, 2001. 1st Source Corporation performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined no impairment exists. Application of the nonamortization provisions of the statement are not material for the second quarter of 2002 and are anticipated to result in an increase in net income of approximately $220,000, or $.01 per common share for the entire year.

     In October 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", effective October 1, 2002. The Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statement No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Thus the requirement in Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to business combinations. Management has evaluated the branch acquisitions that occurred in 2001 and determined that the acquisition of the branches in the Fort Wayne market from Standard Federal qualifies as a business combination.

Therefore the goodwill associated with this acquisition will not be amortized but will be reviewed annually for impairment. The intangible assets related to the branch purchases of Citizen Financial and Old Kent Bank will continue to be amortized over the estimated life of deposits acquired.

Note 3.    Reserve for Loan and Lease Losses

     The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio. The determination of the reserve requires significant judgement reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable losses in the remainder of the various loan portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans (classified loans and leases and internal watch list credits), percentage allocations for special attention loans without specific reserves, formula reserves for each business lending division portfolio including a higher percentage reserve allocation for special attention loans without a specific reserve and reserves for pooled homogenous loans. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and disposition and forecasts of future economic and geopolitical events, all of which are subject to judgement and will change.

     Specific reserves are established for certain business and specialty finance credits based on a regular analysis of special attention loans. This analysis is performed by the Credit Policy Committee, the Loan Review Department, Credit Administration and the Loan Workout Departments. The specific reserves are based on a careful analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity.

     The formula reserves determined for each business lending division portfolio are calculated quarterly by applying loss factors to outstanding loans and certain unfunded commitments based upon a review of historical loss experience and qualitative factors, which include but are not limited to, economic trends, current market risk assessment by industry, recent loss experience in particular segments of the portfolios, movement in equipment values collateralizing specialized industry portfolios, concentrations of credit, delinquencies, trends in volume, experience and depth of relationship managers and division management, and the effects of changes in lending policies and practices, including changes in quality of the loan origination, servicing and risk management processes. Special attention loans without specific reserves receive a higher percentage allocation ratio than credits not considered special attention.

     Pooled loans are smaller credits and are generally homogenous in nature, such as consumer credits and residential mortgages. Pooled loan loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions and projected trends in the geographic markets which we serve.

     Additional unallocated reserves are provided to recognize the exposure to inherent, but undetected losses within the overall loan portfolio. This exposure is caused by inherent delays in obtaining information regarding an individual borrower's or segments of borrowers' financial condition or change in its or their specific business condition; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; the volatility of general economic or specific customer conditions; and the sensitivity of assumptions used in establishing reserves for various loan portfolios. Management believes a general unallocated reserve is needed to recognize the imprecision inherent in the process of estimating expected credit losses.

     A comprehensive analysis of the reserve is performed by management on a quarterly basis. Although management determines the amount of each element of the reserve separately and relies on this process as an important credit management tool, the entire reserve is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts both positively and negatively. Management's methodology includes several factors intended to minimize the difference between estimated and actual losses. These factors allow management to adjust its estimate of losses based on the most recent information available.



                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained herein, the matters discussed in this document express "forward- looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors, among others, include changes in laws, regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within the markets it serves; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which 1st Source has credit concentrations; and other risks discussed in 1st Source's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, which filings are available from the SEC. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of September 30, 2002, as compared to December 31, 2001, and the results of operations for the nine months ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2001 Annual Report

                               FINANCIAL CONDITION

     1st Source's assets at September 30, 2002 were $3.4 billion, down 4.3%, compared to December 31, 2001. Total loans were down 5.7% and total deposits decreased 4.2% over the comparable figures at the end of 2001.

     Nonperforming assets at September 30, 2002, were $81.3 million, compared to $43.3 million at December 31, 2001, an increase of 87.8%. At September 30, 2002, nonperforming assets were 3.26% of net loans and leases compared to 1.63% at December 31, 2001.

     Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for- sale are carried at the lower of cost or market determined on an aggregate basis. Loans held-for-sale were $128.1 million and $173.5 million at September 30, 2002 and December 31, 2001, respectively. The carrying value of mortgage servicing rights was $21.4 million and $20.1 million at September 30, 2002 and December 31, 2001, respectively.

CAPITAL RESOURCES

     Shareholders' equity was $311.0 million, up 1.6% from the $306.2 million at December 31, 2001. As of September 30, 2002, the 1st Source equity-to-assets ratio was 9.1%, compared to 8.6% at the end of 2001.


     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 9.60% at September 30, 2002.

     The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2002 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 2002 was 11.42% and the total risk-based capital ratio was 12.73%.


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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 2002, the consolidated statement of financial condition was rate sensitive by $179.3 more assets than liabilities scheduled to reprice within one year or approximately 1.10%.

                              RESULTS OF OPERATIONS

NET INCOME

     Net income for the three-month and nine-month periods ended September 30, 2002, was $2.1 million and $9.1 million respectively, compared to $6.2 million and $29.3 million for the same periods in 2001. For the nine-month period, the decrease in net income was attributed to increases in loan loss provision and noninterest expense, as well as a decrease in noninterest income, offset by an increase in net interest income.

     Diluted net income per common share was $0.10 and $0.43, respectively, for the three-month and nine-month periods ended September 30, 2002, compared to $0.29 and $1.38 for the same periods in 2001. Return on average common shareholders' equity was 3.90% for the nine months ended September 30, 2002, compared to 13.51% in 2001. The return on total average assets was 0.35% for the nine months ended September 30, 2002, compared to 1.18% in 2001.


NET INTEREST INCOME

     Taxable equivalent net interest income for the three-month period ended September 30, 2002, was $29.9 million a decrease of 3.02% from the same period in 2001. The net interest margin on a fully taxable equivalent basis was 3.87% for the three-month period ended September 30, 2002 compared to 3.95% for the three-month period ended September 30, 2001. The taxable equivalent net interest income for the nine-month period ended September 30, 2002, was $91.9 million, an increase of 2.95% over 2001, resulting in a net yield of 3.94%, compared to 3.96% for the same period in 2001.

     Total average earning assets decreased $28.1 million, or 0.91%, for the three-month period and increased $109.1 million, or 3.62%, for the nine-month period ended September 30, 2002 over the comparative periods in 2001. Total average investment securities increased 9.28% and 13.58%, respectively, for the three-month and nine-month periods over one year ago primarily due to an increase in U.S. Government Securities. Average loans decreased 2.91% for the three-month period and increased 1.34% for the nine-month period, compared to the same periods in 2001. The three-month decrease is mainly due to a decrease in loans secured by aircraft, while the year-to-date increase is mainly due to growth in loan volume in commercial loans secured by medium and heavy duty trucks and construction equipment. The taxable equivalent yields on total average earning assets were 6.32% and 7.85% for the three-month periods ended September 30, 2002, and 2001, and 6.50% and 8.30% for the nine-month periods ended September 30, 2002 and 2001, respectively.

     Average interest bearing deposits decreased $0.4 million or 0.02%, and increased $136.7 or 6.02%, for the three-month and nine-month periods respectively over the same periods in 2001. The rate on average interest-bearing funds was 2.86% and 4.46% for the three-month periods ended September 30, 2002, and 2001 and 2.96% and 4.99% for the nine-month periods ended September 30, 2002 and 2001. The growth in deposits from last year has occurred in savings and NOW deposits partially offset by a decrease in time deposits.

     The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                             Three Months Ended September 30
                                        ------------------------------------
                                           2002                       2001
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:
Investment securities:
  Taxable .................   $  460,744  $ 4,294  3.70%  $  409,423  $ 5,569  5.40%
  Tax exempt (1)...........      153,147    2,144  5.55%     152,330    2,486  6.47%
Net loans (2)(3)...........    2,438,976   42,314  6.88%   2,512,027   53,008  8.37%
Other investments .........       10,263       41  1.59%      17,411      133  3.03%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,063,130   48,793  6.32%   3,091,191   61,196  7.85%

Cash and due from banks ...       87,905                     102,521
Reserve for loan losses ...      (57,959)                    (52,160)
Other assets ..............      291,452                     257,376
                              ----------                  ----------

Total .....................   $3,384,528                  $3,398,928
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,341,369  $17,129  2.90%  $2,341,770  $26,706  4.52%
  Short-term borrowings ...      274,765    1,586  2.29%     349,573    3,477  3.95%
  Long-term debt ..........       11,718      213  7.21%      12,035      218  7.19%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,627,852   18,928  2.86%   2,703,378   30,401  4.46%


  Non-interest bearing deposits  358,419                     295,012
  Other liabilities .......       86,806                     101,286
  Shareholders' equity ....      311,451                     299,252
                              ----------                  ----------

Total .....................   $3,384,528                  $3,398,928
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $29,865                     $30,795
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.87%                       3.95%
                                                   =====                       =====

                                             Nine Months Ended September 30
                                        ------------------------------------
                                           2002                       2001
                             --------------------------------------------------------
                                         Interest                    Interest
                               Average   Income/  Yield/   Average   Income/  Yield/
                               Balance   Expense   Rate    Balance   Expense   Rate
                               -------   -------   ----    -------   -------   ----
ASSETS:

Investment securities:
  Taxable .................   $  474,639  $13,986  3.94%  $  397,082  $17,289  5.82%
  Tax exempt (1)...........      149,909    6,683  5.96%     152,803    7,516  6.58%
Net loans (2)(3)...........    2,482,704  130,791  7.04%   2,449,950  161,787  8.83%
Other investments .........       15,324      239  2.09%      13,609      410  4.03%
                              ----------  -------- -----  ----------  -------- -----

Total earning assets           3,122,576  151,699  6.50%   3,013,444  187,002  8.30%

Cash and due from banks ...       88,538                      97,603
Reserve for loan losses ...      (58,515)                    (49,216)
Other assets ..............      294,477                     248,252
                              ----------                  ----------

Total .....................   $3,447,076                  $3,310,083
                              ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing deposits   $2,406,845  $55,035  3.06%  $2,270,193  $84,605  4.98%
  Short-term borrowings ...      280,159    4,114  1.96%     338,315   12,467  4.93%
  Long-term debt ..........       11,824      637  7.20%      12,118      655  7.23%
                              ----------  -------  -----  ----------  -------  -----
Total interest bearing
  liabilities .............    2,698,828   59,786  2.96%   2,620,626   97,727  4.99%


  Non-interest bearing deposits  344,330                     296,063
  Other liabilities .......       93,164                     103,826
  Shareholders' equity ....      310,754                     289,568
                              ----------                  ----------

Total .....................   $3,447,076                  $3,310,083
                              ==========                  ==========
                                          -------                     -------
Net interest income .......               $91,913                     $89,275
                                          =======                     =======
Net yield on earning assets on a taxable           -----                       -----
  equivalent basis ........                        3.94%                       3.96%
                                                   =====                       =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate for 2002 and 2001. Tax equivalent adjustments for the three-month periods were $681 in 2002 and $769 in 2001 and for the nine-month periods were $2,128 in 2002 and $2,296 in 2001.

(2) Loan income includes fees on loans for the three-month periods of $1,222 in 2002 and $1,359 in 2001 and for the nine-month periods of $3,779 in 2002 and $4,346 in 2001. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2002 and 2001. The tax equivalent adjustments for the three-month periods were $80 in 2002 and $70 in 2001 and for the nine-month periods were $234 in 2002 and $195 in 2001.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.


PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three-month periods ended September 30, 2002, and 2001 was $9.8 million for each period, and was $34.4 million and $21.6 million for the nine-month periods ended September 30, 2002 and 2001. Net Charge-offs of $7.2 million were recorded for the third quarter 2002, compared to $5.9 million for the same quarter a year ago. Net Charge-offs for the second quarter 2002 were $11.2 million and $11.5 million for the first quarter of 2002. Year-to-date Net Charge-offs of $30.0 million have been recorded in 2002, compared to Net Charge-offs of $10.0 million through September 2001. Loan delinquencies were down to 1.41% on September 30, 2002, as compared to 2.90% on September 30, 2001 and 2.40% at the end of 2001.

     In the third quarter 2002, 1st Source continued to see substantial weakness in the durable goods manufacturing sector of the economy and in the transportation related sectors, especially in aircraft use and auto rental. 1st Source also experienced some increased delinquency among construction equipment customers due to the slow down in their collection of municipal and state government receivables. The main focus during the third quarter was to convert non-performing loans to repossessed assets and reposition those assets for sale. However, the continued slow down in the economy and downward pressure in the stock markets adversely affected the values of used aircraft, trucks and autos and increased the time it takes to liquidate recovered assets in those categories. With increased staffing and reassignment of personnel to the collection and recovery process, 1st Source is actively marketing the recovered assets and continuing to work with its customers to reduce their debts to 1st Source and their overall exposure to the weakening economy. A summary of loan loss experience during the three-month and nine-month periods ended September 30, 2002 and 2001 is provided below.

It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of September 30, 2002.


                                                           Summary of Reserve for Loan Losses
                                                          ------------------------------------
                                                    Three Months Ended           Nine Months Ended
                                                       September 30                September 30
                                                    2002          2001          2002          2001
                                                  ---------     ---------     ---------     ---------
                                                                 (Dollars in Thousands)
 Reserve for loan losses - beginning balance     $   57,420    $   50,901    $   57,624    $   44,644
    Charge-offs                                      (7,910)       (6,068)      (32,345)      (10,734)
    Recoveries                                          671           186         2,343           783
                                                  ---------     ---------     ---------     ---------
 Net charge-offs                                     (7,239)       (5,882)      (30,002)       (9,951)

 Provision for loan losses                            9,750         9,807        34,416        21,566
 Recaptured reserve due to loan securitizations        (985)         (331)       (3,092)       (1,764)
 Acquired reserves from acquisitions                     --           596            --           596
                                                  ---------     ---------     ---------     ---------
 Reserve for loan losses - ending balance       $    58,946    $   55,091    $   58,946     $  55,091
                                                  =========     =========     =========     =========

 Loans outstanding at end of period               2,391,418     2,530,023     2,391,418     2,530,023
 Average loans outstanding during period          2,438,976     2,512,027     2,482,704     2,449,950


 Reserve for loan losses as a percentage of
    loans outstanding at end of period                 2.46%         2.18%         2.46%         2.18%
 Ratio of net charge-offs during period to
    average loans outstanding                          1.18%         0.93%         1.62%         0.54%
 Nonperforming assets as a percentage of
    loans and leases at end of period                  3.26%         1.35%         3.26%         1.35%

 Loans past due 90 days or more                                                      309           615
 Non-accrual loans                                                                54,685        26,503
 Other real estate owned                                                           4,873         2,991
 Repossessions                                                                    19,536         5,207
 Other nonperforming assets                                                        1,888           183
                                                                               --------       --------
 Nonperforming assets at end of period                                            81,291        35,499


Supplemental Loan Information as of September 30, 2002
------------------------------------------------------

Year-to-date losses and growth in non-performing assets, as well as write downs of other real estate owned or assets owned, have come primarily from aircraft and auto and truck financings. The effect of the slowing economy in mid-2001 was exacerbated by the events of 9/11. Collateral value of aircraft and autos dropped considerably and the continuing economic slowdown has raised questions as to the ability to ever recover those losses.


                                                                    Other real estate
                                          Loan                          owned and      Year-to-date
                                        outstandings    Non-accrual   repossessions   net charge-offs

 Commercial and Agricultural             431,766         1,727               --            1,045
 Loans Secured by Real Estate            721,371         2,049            4,873              118
 Comsumer Loans                          114,761         4,330               40              558
 Aircraft Financing                      352,206        25,931           18,417           22,600
 Auto and Truck Financing                446,492        11,587              864            4,897
 Construction Equipment Financing        324,822         9,061              215              784
                                         -------       -------           -------         -------
 Total                                 2,391,418        54,685           24,409           30,002
                                       =========      ========          ========        ========

For financial statements purposes, non-accrual loans are included in loan outstandings and repossessions and other real estate owned are included in other assets.

NONINTEREST INCOME

     Noninterest income for the three-month periods ended September 30, 2002, and 2001 was $17.4 million and $20.0 million respectively, and was $57.8 million and $70.3 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Loan servicing and sale income for the three-month and nine-month periods ended September 30, 2002 decreased $3.7 million and $16.9 million, respectively. The decrease in loan servicing and sale income for the three-month period is due to the $4.1 million non-cash valuation adjustment for impairment of the carrying value of the mortgage servicing portfolio held by Trustcorp Mortgage (see following paragraph), whereas the decrease for the nine- month period is attributed to the $1.0 billion sale of mortgage servicing rights in the first quarter of 2001 which resulted in an $11.1 million gain partially offset by a $5.3 million valuation reserve on the mortgage servicing rights portfolio in 2002. For the nine-month period ending September 30, 2002, $1.1 million of venture capital losses were recorded, compared to the $1.0 million of venture capital gains in 2001. Service charges on deposit accounts increased $2.7 million and equipment rental income increased $2.9 million. The increase in service charges on deposits is mainly due to increases in business service fees, overdraft fees and debit card fees. Equipment rental income increased due to the growth in operating leases.

     As evidenced by the decrease in loan servicing and sale income, the continuing decline in mortgage interest rates during 2002 has adversely impacted 1st Source's servicing income and the market value of its mortgage servicing rights. The lower interest rate environment led to a higher level of refinancing, which, in turn, also increased mortgage loan prepayment rates and lowered the estimated value of existing mortgage servicing assets. The value of mortgage servicing assets is sensitive to changes in interest rates. In a declining rate environment, as experienced in 2002, mortgages 1st Source made recently, and on which the servicing was retained, are themselves being refinanced much earlier than 1st Source, or the market, had anticipated. Therefore, the value of the servicing rights associated with those mortgages is less than what was originally estimated. The third quarter charge is a non-cash re-valuation of these retained servicing rights due to impairment caused by the current market for mortgage refinancing.


NONINTEREST EXPENSE

     Noninterest expense for the three-month periods ended September 30, 2002 and 2001 was $33.5 million and $30.3 million, respectively, an increase of 10.48%, and was $99.4 million and $88.4 million for nine-month periods ended September 30, 2002 and 2001, respectively, an increase of 12.45%. For the nine-month period ending September 30, 2002, salaries and employee benefits increased $3.3 million, net occupancy expense increased $0.6 million, furniture and equipment expense increased $1.0 million, and supplies and communications expense increased $0.6 million. The increases were, in general, the result of the acquisition of 17 branches in late 2001. Depreciation on leased equipment increased $2.7 million, business development and marketing expense decreased $1.2 million and other expense increased $4.2 million. The increase in other expense is attributed primarily to repossession and collection expenses, write-downs on repossessed assets, and the amortization of the core deposit premium and other intangible assets relating to the branch acquisitions in late 2001.

INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 2002, was $2.9 million, compared to $16.1 million for the comparable period in 2001. The provision for income taxes for the nine months ended September 30, 2002, and 2001, is at a rate which management believes approximates the effective rate for the year.



                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risk exposures that affect the "Quantitative and Qualitative Disclosures" presented in 1st Source's annual report on Form 10-K for the year ended December 31, 2001. See the discussion of interest rate sensitivity beginning on page 6 of 1st Source's 2001 Annual Report and page 9 of this Form 10-Q.

                                    ITEM 4.
                            CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, 1st Source Corporation carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that 1st Source's disclosure controls and procedures are effective in timely alerting them to material information relating to 1st Source Corporation (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

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


DATE   11/12/02                       /s/ Christopher J. Murphy III
     ----------                     ----------------------------------------
                                    (Signature)
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   11/12/02                       /s/ Larry E. Lentych
     ----------                     ----------------------------------------
                                     (Signature)
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer
                                    Principal Accounting Officer

I, Christopher J. Murphy III, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 1st Source Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
               --
/s/ Christopher J. Murphy III
-----------------------------
Christopher J. Murphy III
Chief Executive Officer

I, Larry E. Lentych, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 1st Source Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
               --
/s/ Larry E. Lentych
--------------------
Larry E. Lentych
Chief Financial Officer

                                                                   EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 1st Source Corporation (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Murphy III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


     (1) The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:


/s/ Christopher J. Murphy III
-----------------------------
Christopher J. Murphy III
Chief Executive Officer
November 12, 2002
         --

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 1st Source Corporation (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry E. Lentych, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


     (1) The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:


/s/ Larry E. Lentych
--------------------
Larry E. Lentych
Chief Financial Officer
November 12, 2002
         --