Form 10-K
period 2002-12-31
1ST SOURCE CORP
filed 2003-02-26
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to ________

                        Commission File Number 0 - 6233

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

       Registrant's telephone number, including area code: (574) 235-2000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

 9% Cumulative Trust Preferred Securities and related guarantee - $25 par value
                                (Title of Class)

            Floating Rate Cumulative Trust Preferred Securities and
                       related guarantee - $25 par value
                                (Title of Class)

                        Common Stock - without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2002 was $281,076,980.

The number of shares outstanding of each of the registrant's classes of stock as of February 5, 2003: Common Stock, without par value - 21,191,171 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2003 annual meeting of shareholders to be held April 22, 2003, are incorporated by reference into Part III.



                                                 TABLE OF CONTENTS

Part I

Item 1.    Business.........................................................................................        3

Item 2.    Properties.......................................................................................        8

Item 3.    Legal Proceedings................................................................................        8

Item 4.    Submission of Matters to a Vote of Security Holders..............................................        8

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............................        9

Item 6.    Selected Financial Data..........................................................................        9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............       10

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.......................................       19

Item 8.    Financial Statements and Supplementary Data......................................................       20

                Consolidated Statements of Financial Condition
                Consolidated Statements of Income
                Consolidated Statements of Changes in Shareholders' Equity
                Consolidated Statements of Cash Flow
                Notes to Consolidated Financial Statements
                Report of Independent Auditors

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............       40

Part III

Item 10.   Directors and Executive Officers of the Registrant...............................................       41

Item 11.   Executive Compensation...........................................................................       41

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...       41

Item 13.   Certain Relationships and Related Transactions...................................................       41

Item 14.   Controls and Procedures..........................................................................       41

Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................       42

Signatures .................................................................................................       44

Certifications .............................................................................................       45

                                     PART I

                               ITEM 1. BUSINESS.

GENERAL

1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 2002, 1st Source had assets of $3.41 billion, deposits of $2.71 billion and total shareholders' equity of $309.43 million.

1st Source, through its principal subsidiary 1st Source Bank (hereafter known as "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 63 banking locations in the Northern Indiana-Southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private and cargo aircraft, automobiles for leasing and rental agencies, heavy duty trucks, construction and environmental equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation
(FDIC) to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in Northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of seventeen counties in Northern Indiana and Southwestern lower Michigan.

The principal executive office of 1st Source is located at 100 North Michigan Street, South Bend, Indiana 46601 and its telephone number is 574 235-2000. Access to 1st Source's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports is available at www.1stsource.com soon after the material is electronically filed with the SEC.

BANKING AND FINANCIAL SERVICES

The organization offers a broad range of consumer and commercial banking services through its lending operations, retail branches and fee based businesses.

Commercial, Agricultural and Real Estate Loans -- 1st Source's commercial and agriculture loans (excluding Specialty Finance Group loans) at December 31, 2002, were $428.37 million and were 18.42% of total loans outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area of Northern Indiana and Southwest Michigan.

Loans secured by real estate amounted to $567.95 million, which was 24.42% of total loans outstanding, at December 31, 2002. The primary focus of this lending area is commercial real estate and residential mortgage lending in the regional market area of Northern Indiana and Southwest Michigan. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company (Trustcorp). Mortgage loans held-for-sale were $146.64 million at December 31, 2002.

1st Source offers both fixed-rate and adjustable-rate consumer mortgage loans secured by the properties, substantially all of which are located in 1st Source's primary market area. Adjustable-rate mortgage loans help reduce 1st Source's exposure to changes in interest rates. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required from the borrower.

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the collateral, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. 1st Source seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the collateral's income and debt service ratio. 1st Source obtains extensive financial information and performs detailed credit risk analysis on its customers. 1st Source's credit policy sets different maximum exposure limits depending on its relationship and previous experience with each customer. Credit criteria may include, but are not limited to, customer trade route, assessments of net worth, asset ownership, bank and trade credit reference, credit bureau report, and operational history.

Consumer Loans -- 1st Source's consumer loans at December 31, 2002, amounted to $111.01 million and 4.77% of total loans outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

Consumer loans can entail risk, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Speciality Finance Group Loans and Leases -- 1st Source's Specialty Finance Group provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies. This Group can be broken down into three areas: truck and automobile financing, aircraft financing and construction equipment financing. The finance receivables generally provide for monthly payments and may include prepayment penalty provisions.

Truck and automobile financing consists of financings to automobile rental and leasing companies, heavy duty truck operating and leasing companies, and environmental companies. Truck and automobile financing at December 31, 2002 had outstandings of $445.20 million, an increase of 29.41% over the December 31, 2001 balance of $344.01 million. The increase was mainly due to growth in the financing receivables of heavy duty trucks, as this portfolio increased from $131.23 million at December 31, 2001 to $197.24 million at December 31, 2002. Truck and automobile finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Aircraft financing consists of financings to aircraft dealers, charters, air cargo carriers, and corporate aircraft users. Aircraft financing at December 31, 2002 had outstandings of $323.80 million, a decrease of 37.07% from December 31, 2001 balance of $514.57 million. Aircraft finance receivables generally range from $100,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Construction equipment financing includes financing of equipment to construction related companies. Construction equipment financing at December 31, 2002 had outstandings of $303.13 million, a decrease of 7.58% from the December 31, 2001 balance of $328.00 million. Construction equipment finance receivables generally range from $50,000 to $7 million with fixed or variable interest rates and terms of three to seven years.

Aircraft and auto loans totaling approximately $400 million are securitized. Loan sale and servicing income resulting from securitization activities totaled $4.83 million in 2002.

1st Source also generates equipment rental income through the leasing of construction equipment, various automobiles and other equipment to customers through operating leases, where 1st Source retains ownership of the property being leased. Total equipment rental income for 2002 totaled $28.77 million with depreciation on this equipment amounting to $23.49 million.

This loan category is subject to the same credit risk as mentioned above in the discussion under Commercial, Agricultural and Real Estate Loans. In addition, 1st Source's leasing and equipment-financing activity is subject to the risk of cyclical downturns and other adverse economic developments affecting these industries and markets. This area of lending, with transportation in particular, is dependent upon general economic conditions and the strength of the travel and transportation industries. The industry appeared to be experiencing the beginning of a cyclical downturn in early 2001 and this downturn was exacerbated by the terrorist attacks of September 11, 2001 and their aftermath. An economic slowdown in recent periods has had a negative impact on 1st Source's equipment finance origination as well as credit quality in certain industry segments such as the transportation industry. For a further discussion of business risk, see
Part I, Item I, Business - section titled "Business Risks."

1st Source markets its specialty finance services with sales officers based in 26 locations nationwide. 1st Source markets its financing and leasing services directly to the equipment end users for the acquisition or leasing of equipment, and for capital loans.

1st Source's marketing activities are relationship driven and service oriented. 1st Source focuses on providing prompt, responsive and customized service to its customers and business prospects with a team of dedicated marketing and management personnel who solicit business from the users of the equipment, as well as from dealers and manufacturers. 1st Source's relationship managers and executive personnel have, on average, twenty years of experience in the industries they serve. Management believes that the knowledge base and relationships built by this team enables 1st Source to compete effectively. The team's experience with the customer and prospect base, equipment values, resale markets, and local economic and industry conditions places 1st Source in a strong competitive position. 1st Source's initiatives include making timely credit decisions, arranging financing structures which meet the customers' needs as well as 1st Source's underwriting criteria, providing direct contact between customers and 1st Source executives with decision-making authority, and providing swift and knowledgeable responses to customers' inquiries and issues encountered in the ordinary course of their business.

1st Source obtains business in several ways. Officers travel throughout their own geographic territories calling directly on prospects - one on one. Officers receive referrals from present customers, as well as from dealers, manufacturers, and some select, targeted advertising. Officers also attend numerous trade shows.

1st Source has developed relationships with over 100 manufacturers, whereby on a non-exclusive basis, the manufacturers refer customers to 1st Source for financing. However, 1st Source does not provide a captive finance service, and thus has no expressed or written agreements or obligations with any manufacturers. All prospects referred undergo the same credit and documentation criteria as other customers.

Deposits -- Through its network of 63 banking centers located in 17 counties in Indiana and Michigan, 1st Source generates deposits to fund its lending activities. Total deposits at December 31, 2002 were $2.71 billion. To enhance customer service, 1st Source offers banking services, in addition to its traditional branches, through its network of 73 automated teller machines, bank by phone services and online personal and business financial products. Service charges on deposit accounts totaled $14.95 million for 2002.

Fee Based Businesses -- 1st Source maintains various fee based businesses to complement net interest income.

Trust fees are generated from employee benefit services, personal and agency trusts and estate planning. In 2002, trust fees were $10.25 million.

Mortgage loan sale and servicing income for 2002 amounted to $2.57 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp. Trustcorp serviced approximately $2.30 billion of mortgage loans at December 31, 2002. During 2002, $7.33 million of impairment charges were recognized on Trustcorp's servicing portfolio.

Insurance commissions from 1st Source's property and casualty insurance agency totaled $2.43 million for 2002.

SERVICES OFFERED BY THE NON-BANKING SUBSIDIARIES

1st Source's other subsidiaries include 1st Source Leasing, Inc., a leasing subsidiary; 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend; 1st Source Capital Corporation, a licensed small business investment company; 1st Source Capital Trust I, II and III, subsidiaries created to issue $54.75 million of Trust Preferred Securities; Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Equipment Leasing, Inc., 1st Source Intermediate Holding, LLC ,1st Source Commercial Aircraft Leasing Inc. and SFG Equipment Leasing Corporation I, companies that manage the assets of the Specialty Finance Group; 1st Source Funding, LLC, a qualified special purpose entity established for purposes of administering securitization activity; Trustcorp Mortgage Company, a mortgage banking company with seven offices in Indiana, Ohio and Michigan and 1st Source Corporation Investment Advisors, Inc., a registered investment advisory subsidiary that provides investment management services to the 1st Source Monogram Funds and the trust and investment clients of 1st Source Bank. 1st Source's one inactive subsidiary is FBT Capital Corporation.

COMPETITION

The activities in which 1st Source and the Bank engage are highly competitive. These activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. Larger financial institutions competing within 1st Source's principal market, but headquartered elsewhere, include Bank One, Fifth Third Bank, Key Bank, National City Bank, Standard Federal Bank and Wells Fargo Bank. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

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

1st Source competes against these financial institutions by offering innovative products and highly personalized services. 1st Source also relies on a history in the market dating back to 1863, relationships that long-term employees have with their customers and the capacity for quick local decision-making.

EMPLOYEES

1st Source employs approximately 1,233 persons on a full-time equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

REGULATION AND SUPERVISION

General -- 1st Source and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of 1st Source. The operations of 1st Source may be affected by legislative changes and by the policies of various regulatory authorities. 1st Source is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

1st Source is a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). 1st Source is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

The Bank, as an Indiana state bank and member of the Federal Reserve System, is supervised by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve. As such, the Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to supervision and regulation by the FDIC (even though the FDIC is not its primary federal regulator).

Bank and Bank Holding Company Regulation -- As noted above, both 1st Source and the Bank are subject to extensive regulation and supervision.

Bank Holding Company Act -- Under the BHCA, as amended, the activities of a bank holding company, such as 1st Source, are limited to business so closely related to banking, managing or controlling banks as to be a proper incident thereto. 1st Source is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

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

Financial Institutions Reform, Recovery and Enforcement Act of 1989 -- The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) reorganized and reformed the regulatory structure applicable to financial institutions generally.

The Federal Deposit Insurance Corporation Improvement Act of 1991 -- The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions

("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 -- Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (hereafter known as "Interstate Act") in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company has the right to convert the banks which it owns in different states to branches of a single bank. The states of Indiana and Michigan have adopted the interstate branching provisions of the Interstate Act.

Economic Growth and Regulatory Paperwork Reduction Act of 1996 -- The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and wellmanaged bank holding companies.

Gramm-Leach-Bliley Act of 1999 -- The Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Act also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act
(CRA) rating. The Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the Act, including those relating to CRA and privacy, regardless of whether 1st Source elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. 1st Source does not, however, currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

Regulations Governing Capital Adequacy -- The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities. The various regulatory capital requirements that 1st Source is subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data -- Note N of the Notes to Consolidated Financial Statements. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

Community Reinvestment Act -- The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Regulations Governing Extensions of Credit -- The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers.
These regulations and restrictions may limit the ability of 1st Source to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest-rates and collateral, and following credit underwriting procedures that are not less stringent than, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

Reserve Requirements -- The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $41.30 million or less (subject to adjustment by the Federal Reserve) and 10% must be maintained against that portion of total transaction accounts in excess of such amount.

Dividends -- The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators and by the principles of prudent bank management.

Monetary Policy and Economic Control -- The commercial banking business in which 1st Source engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of 1st Source and the Bank cannot be predicted.

Pending Legislation -- Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposals will be adopted or the extent to which the business of 1st Source may be affected thereby.

BUSINESS RISKS

Like all other banking and financial service companies, 1st Source's business and results of operations are subject to a number of risks, many of which are outside of 1st Source's control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact 1st Source's business and future results of operations.

1st Source's success depends on its ability to compete effectively in the competitive financial services industry -- The financial services industry is competitive and 1st Source and its operating subsidiaries encounter strong competition for deposits, loans and other financial services in all of its lines of business. 1st Source's principal competitors include other commercial banks, savings banks, credit unions, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, mortgage companies, private issuers of debt obligations, venture capital firms, and suppliers of other investment alternatives, such as securities firms and insurance companies. Some of its non-bank competitors are not subject to the same degree of regulation as 1st Source and its subsidiaries are and have advantages over 1st Source in providing certain services. Many of 1st Source's competitors are significantly larger and have greater access to capital and other resources. In recent years there has been substantial consolidation among companies in the financial services industry. Such consolidation may increase competition. Further, 1st Source's ability to compete effectively is dependent on its ability to adapt successfully to technological and other changes within the banking and financial services industry generally.

1st Source's business may be adversely affected by the highly regulated environment in which it operates -- 1st Source and its subsidiaries operate in a heavily regulated and rapidly changing legislative and regulatory environment. 1st Source's failure to comply with the many requirements of state and federal law could lead to termination or suspension of its licenses, rights of rescission for borrowers, class action lawsuits and administrative enforcement actions. Recently enacted and future legislation and regulations may have significant impact on the financial services industry. Regulatory or legislative changes could increase 1st Source's costs of doing business, restrict its access to new products or markets, cause 1st Source to change some of its products or the way it operates its different lines of business, adversely affect its operations or the manner in which it conducts its business and, on the whole, adversely affect the profitability of its business.

1st Source may be adversely affected by a general deterioration in economic conditions -- The risks associated with 1st Source's business are greater in periods of a slowing economy or recession. Economic declines may be accompanied by a decrease in demand for consumer and commercial credit and declining real estate and other asset values. Declining real estate and other asset values, particularly transportation related equipment, may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow-downs or recessions. Additionally, 1st Source's servicing costs and credit losses may also increase in periods of economic slow-down or recession.

1st Source is subject to credit risk inherent in its loan portfolios -- In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. 1st Source maintains a reserve for loan losses to absorb the level of losses that it estimates to be probable in its portfolios. However, its reserve for loan losses may not be sufficient to cover the loan losses that it may actually incur. If 1st Source experiences defaults by borrowers in any of its businesses, 1st Source's earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality in its local business loan portfolio, and changes in national economic conditions could adversely affect the quality of its Specialty Finance Group's portfolio.

Certain 1st Source lending product lines are experiencing slow-downs -- 1st Source has specialty national businesses in commercial loans secured by transportation and construction equipment, including the financing of aircraft for dealers and air cargo operators and the financing of vehicles for the rental and leasing industries. 1st Source's aircraft and auto rental businesses have been adversely affected by the slow down in the technology and automotive manufacturing markets (large users of air cargo services), the reaction by the financial markets and the fall-off of durable goods manufacturing, all of which were exacerbated by the events of September 11, 2001. These market conditions have caused aircraft and used automobile values to drop precipitously. Customers who rely on the use of aircraft or automobiles to produce income have been negatively affected, and 1st Source has experienced substantial loan losses in the last several quarters in its aircraft and auto rental financing units. Since some of the relationships in these industries are large (up to $15 million), further and continued slow-downs in these industries can adversely affect 1st Source.

1st Source may be adversely affected by interest rate changes -- Although 1st Source actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely affect its net interest margin if changes in its cost of funds do not correspond to changes in income yields. Such fluctuations could also continue to negatively impact its mortgage banking operations, which are very interest rate sensitive, by increasing the runoff rates in the servicing portfolio, reducing loan origination activities or increasing its funding costs. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of interest accrued into income, which could have a material adverse effect on 1st Source's results of operations. 1st Source recorded non-cash valuation adjustments in 2002 for impairment of the carrying value of the mortgage servicing portfolio held by Trustcorp.

Provisions in 1st Source's restated articles of incorporation, by-laws and Indiana law may delay or prevent an acquisition of 1st Source by a third party -- 1st Source's restated articles of incorporation, by-laws and Indiana law contain provisions that may make it more difficult for a third party to acquire 1st Source without the consent of its board of directors. These provisions could also discourage proxy contests and may make it more difficult for shareholders to elect their own representatives as directors and take other corporate actions.

Among other provisions, 1st Source's articles of incorporation authorize its board of directors to issue shares of preferred stock and to determine its terms, preferences and other rights without shareholder approval. The issuance of preferred stock could discourage a third party from acquiring control of the company.

1st Source's by-laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of its outstanding shares to control the election of all its directors. 1st Source's by-laws also provide that only its board of directors, and not its shareholders, may adopt, alter, amend and repeal its by-laws.

Indiana law provides several limitations that may discourage potential acquirers from purchasing its common shares. In particular, Indiana law prohibits business combinations with a person who acquires 10% or more of its common shares during the five-year period after the acquisition of 10% by that person or entity, unless the acquirer receives prior approval for the acquisition of the shares or business combination from its board of directors.

1st Source could be held responsible for environmental liabilities of properties acquired through foreclosure -- Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, 1st Source may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with 1st Source. 1st Source is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of 1st Source.

                              ITEM 2. PROPERTIES.

1st Source's headquarters building is located in downtown South Bend. In 1982, the land was leased from the City of South Bend on a 49-year lease, with a 50-year renewal option. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. 1st Source sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The bank building is a structure of approximately 160,000 square feet, with 1st Source and its subsidiaries occupying approximately 70% of the available office space and approximately 30% presently subleased to unrelated tenants.

1st Source also owns property and or buildings on which 41 of the Bank subsidiary's 63 banking centers are located, including the facilities in Allen, Elkhart, Fulton, Kosciusko, LaPorte, Marshall, Porter, St. Joseph and Starke Counties in the state of Indiana and Berrien County in the state of Michigan, as well as a computer operations center. In 1995, 1st Source reacquired its former headquarters building through foreclosure. It has been refurbished for additional tenants and 1st Source use. The remaining properties utilized by the Bank are leased from unrelated parties.

                           ITEM 3. LEGAL PROCEEDINGS.

1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on 1st Source's consolidated financial position.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

1st Source's common stock is traded on the Nasdaq Stock Market under the symbol "SRCE." The following table sets forth for each quarter the high and low sales prices for the common stock of 1st Source, as reported by Nasdaq, and the cash dividends paid per share for each quarter. The amounts shown in the table below have been adjusted for all stock dividends.


                                        2002 Sales Price     Cash Dividends    2001 Sales Price      Cash Dividends
Common Stock Prices (quarter ended)   High             Low         Paid      High              Low        Paid
-------------------------------------------------------------------------------------------------------------------
March 31                            $ 25.45         $ 19.75     $ .090      $ 20.00          $ 16.31     $ .086
June 30                               26.89           21.00       .090        28.07            17.26       .085
September 30                          24.58           13.54       .090        25.03            18.40       .090
December 31                           17.81           10.90       .090        22.71            19.65       .090
===================================================================================================================

As of December 31, 2002, there were 1,086 holders of record of 1st Source common stock.

Federal laws and regulations contain restrictions on the ability of 1st
Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note N of the Notes to Consolidated Financial Statements.

                        ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with 1st Source's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.


(Dollars in thousands, except per share amounts)         2002        2001        2000        1999       1998
--------------------------------------------------------------------------------------------------------------
Interest income                                      $  199,503  $  245,566  $  238,222  $  202,070 $  196,840
Interest expense                                         80,817     126,957     134,288     104,401    105,962
--------------------------------------------------------------------------------------------------------------
Net interest income                                     118,686     118,609     103,934      97,669     90,878
Provision for loan losses                                39,657      25,745      11,836       3,969      6,856
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      79,029      92,864      92,098      93,700     84,022
Noninterest income                                       73,117      87,026      68,553      58,659     49,705
Noninterest expense                                     140,741     121,683     104,513      99,536     85,941
--------------------------------------------------------------------------------------------------------------
Income before income taxes                               11,405      58,207      56,138      52,823     47,786
Income taxes                                              1,366      19,709      18,565      17,055     16,329
--------------------------------------------------------------------------------------------------------------
Net income                                           $   10,039  $   38,498  $   37,573  $   35,768 $   31,457
--------------------------------------------------------------------------------------------------------------
Assets at year end                                   $3,407,468  $3,562,691  $3,182,181  $2,872,945 $2,733,592
Long-term debt at year end                               16,878      11,939      12,060      12,174     13,189
Shareholders' equity at year end                        309,429     306,190     270,572     238,820    216,793
Basic net income per common share*                         0.48        1.85        1.81        1.71       1.50
Diluted net income per common share*                       0.47        1.82        1.79        1.69       1.47
Cash dividends per common share*                           .360        .351        .334        .284       .252
Dividend payout ratio                                     76.60%      19.29%      18.66%      16.80%     17.14%
Return on average assets                                   0.29%       1.14%       1.24%       1.31%      1.23%
Return on average common equity                            3.23%      13.14%      14.88%      15.74%     15.30%
Average common equity to average assets                    8.95%       8.69%       8.31%       8.29%      8.06%
==============================================================================================================
*All per share amounts have been restated for stock dividends.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing 1st Source's results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

FORWARD-LOOKING STATEMENTS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" about 1st Source. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forwardlooking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in laws, regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in the local, regional or national economies or in the industries in which 1st Source has credit concentrations; and the matters described under Part I, Item 1, Business - Business Risks. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

CRITICAL ACCOUNTING POLICIES

1st Source's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are primarily necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent on a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. The most significant accounting policies followed by 1st Source are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the reserve for loan losses, the valuation of retained interests, the valuation of mortgage servicing rights and the valuation of repossessed assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. Any material effect on the financial statements during the twelve months of 2002 related to these critical accounting areas is discussed in management's discussion and analysis of financial condition and results of operations. In addition, the sensitivities of valuations to adverse changes in the factors and assumptions used in estimating certain fair values are discussed in the notes to the consolidated financial statements. The remainder of this management's discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented in Part II, Item 8, Financial Statements and Supplementary Data.

EARNINGS SUMMARY

Net income in 2002 was $10.04 million, down from $38.50 million in 2001 and $37.57 million in 2000. Diluted net income per common share was $0.47 in 2002, $1.82 in 2001 and $1.79 in 2000 after giving retroactive recognition to stock dividends. Return on average total assets was 0.29% in 2002, compared to 1.14% in 2001 and 1.24% in 2000. Return on average common equity was 3.23% in 2002 versus 13.14% in 2001 and 14.88% in 2000.

Net income in 2002 was unfavorably affected by loan charge-offs, costs to secure and dispose of collateral and impairment charges for mortgage servicing rights, repossessed assets and the securitization retained asset. Offsetting these, 1st Source was moderately successful in generating additional noninterest income in core services and products.

Dividends declared on common stock in 2002 amounted to $.360 per share, compared to $.351 in 2001 and $.334 in 2000. The level of earnings reinvested and dividend payouts are based on management's assessment of future growth opportunities and the level of capital necessary to support them.

Net Interest Income -- Net interest income, the difference between income from earning assets and the interest cost of funding those assets, is 1st Source's primary source of earnings. Net interest income, on a fully taxable equivalent basis, decreased 0.09% in 2002, following a 13.34% increase in 2001.

Net interest margin, the ratio of net interest income to average earning assets, is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.87% in 2002 compared to 3.95% in 2001 and 3.87% in 2000. The net interest margin was negatively impacted in 2002, primarily due to carrying higher nonperforming assets, a moderate change in the mix of our earning assets and a slowed economy.

The yield on earning assets in 2002 was 6.43%, compared to 8.07% in 2001 and 8.69% in 2000. Average earning assets in 2002 increased 2.15%, following a 10.80% increase in 2001. The effective rate on interest bearing liabilities was 2.95% in 2002, compared to 4.68% for 2001 and 5.48% for 2000.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities:

Year ended December 31                                  2002                        2001                           2000
                                                      Interest                    Interest                       Interest
                                             Average   Income/ Yield/   Average    Income/   Yield/    Average   Income/     Yield/
(Dollars in thousands)                       Balance   Expense  Rate    Balance   Expense    Rate     Balance    Expense     Rate
ASSETS
  Investment securities
    Taxable                                $ 486,835  $ 21,360  4.39%  $ 434,154  $ 26,708   6.01%   $ 384,564   $ 25,094     6.53%
    Tax exempt (1)                           152,343     8,865  5.82     151,993     9,925   6.53      167,682     11,413     6.81
  Net loans (2,3)                          2,451,538   171,336  6.99   2,464,798   212,067   8.60    2,207,382    203,905     9.24
  Other investments                           58,916     1,078  1.83      32,462       820   2.53       23,256      1,455     6.26
------------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                     3,149,632   202,639  6.43   3,083,407   248,890   8.07    2,782,884    241,867     8.69
    Cash and due from banks                   91,217                      99,453                        97,096
    Reserve for loan losses                  (59,171)                    (50,895)                      (41,441)
    Other assets                             284,704                     237,978                       201,552
------------------------------------------------------------------------------------------------------------------------------------
Total assets                              $3,466,382                  $3,369,943                    $3,040,091
====================================================================================================================================
LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Interest bearing deposits               $2,408,801  $ 71,084  2.95% $2,330,988  $108,069   4.64%  $2,066,846   $109,866     5.32%
  Short-term borrowings                      270,747     5,659  2.09     325,456    14,455   4.44      327,941     19,664     6.00
  Guaranteed preferred
    beneficial interests in the
    Company's subordinated
    debentures                                46,010     3,249  7.06      44,750     3,560   7.96       44,750      3,863     8.63
  Long-term debt                              13,066       825  6.31      12,078       873   7.23       12,193        895     7.34
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities         2,738,624    80,817  2.95   2,713,272   126,957   4.68    2,451,730    134,288     5.48
  Noninterest bearing deposits               362,509                     305,373                       285,361
  Other liabilities                           54,837                      58,312                        50,426
  Shareholders' equity                       310,412                     292,986                       252,574
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                    $3,466,382                  $3,369,943                    $3,040,091
====================================================================================================================================
Net interest income                                   $121,822                    $121,933                       $107,579
====================================================================================================================================
Net interest margin on a tax
  equivalent basis                                              3.87%                        3.95%                            3.87%
====================================================================================================================================

(1) Interest income includes the effects of tax equivalent adjustments, using a 35% rate.  Tax equivalent adjustments were $2,828 in 2002, $3,058 in 2001 and $3,457 in 2000.

(2) Loan income includes fees on loans of $5,042 in 2002, $6,394 in 2001 and $6,043 in 2000.  Loan income also includes the effects of tax equivalent adjustments, using a 35% rate.  Tax equivalent adjustments were $308 in 2002, $266 in 2001 and
    $188 in 2000.

(3) For purposes of this computation, nonaccruing loans are included in the average loan balance outstanding.




The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                                               Increase (Decrease) due to *
(Dollars in thousands)                                              Volume                 Rate                Net
----------------------------------------------------------------------------------------------------------------------
2002 compared to 2001
Interest earned on:
  Loans                                                            $ (1,254)             $(39,477)           $(40,731)
  Investment securities:
    Taxable                                                           3,867                (8,585)             (4,718)
    Tax-exempt                                                           21                (1,081)             (1,060)
  Interest-bearing deposits with other banks                              1                    (5)                 (4)
  Federal funds sold and other money market investments                 393                  (131)                262
----------------------------------------------------------------------------------------------------------------------
Total earning assets                                               $  3,028              $(49,279)           $(46,251)
======================================================================================================================
Interest paid on:
  Savings deposits                                                    5,465               (12,835)             (7,370)
  Other time deposits                                                (3,191)              (26,424)            (29,615)
  Short-term borrowings                                              (2,124)               (6,672)             (8,796)
  Guaranteed preferred beneficial interests in the Company's
    subordinated debentures                                             107                  (418)               (311)
  Long-term debt                                                         88                  (136)                (48)
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                 $    345              $(46,485)           $(46,140)
======================================================================================================================
Net interest income                                                $  2,683              $ (2,794)           $   (111)
======================================================================================================================
2001 compared to 2000
Interest earned on:
  Loans                                                            $ 19,917              $(11,755)           $  8,162
  Investment securities:
    Taxable                                                           2,569                (1,585)                984
    Tax-exempt                                                       (1,031)                 (457)             (1,488)
  Interest-bearing deposits with other banks                             (1)                   (2)                 (3)
  Federal funds sold and other money market investments               1,442                (2,074)               (632)
----------------------------------------------------------------------------------------------------------------------
Total earning assets                                               $ 22,896              $(15,873)           $  7,023
======================================================================================================================
Interest paid on:
  Savings deposits                                                    2,919                (8,686)             (5,767)
  Other time deposits                                                 8,168                (4,198)              3,970
  Short-term borrowings                                                (131)               (5,078)             (5,209)
  Guaranteed preferred beneficial interests in the Company's
    subordinated debentures                                              (3)                 (300)               (303)
  Long-term debt                                                         (9)                  (13)                (22)
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                 $ 10,944              $(18,275)           $ (7,331)
======================================================================================================================
Net interest income                                                $ 11,952              $  2,402            $  14,354
======================================================================================================================
* The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


Noninterest Income -- Noninterest income continues to represent a considerable source of income for 1st Source. Excluding gains/losses on investments, total noninterest income amounted to $75.95 million in 2002, $86.59 million in 2001 and $66.23 million in 2000.

Trust fees in 2002 were $10.25 million, compared to $9.67 million in 2001 and $9.61 million in 2000. Trust fees increased 6.00% in 2002, following a 0.62% increase in 2001. The increase in 2002 is reflective of the increase in assets under management and the performance of 1st Source's fund managers.

Service charges on deposit accounts increased by 27.60% resulting in $14.95 million of income for 2002. The $11.71 million recorded in 2001 was an increase of 45.10% from the $8.07 million of service charges on deposit accounts generated in 2000. Generally, overdraft fees, business service fees and debit card fees accounted for the increase in service charges on deposit accounts for both 2002 and 2001. The fee income increases were due to transaction account volume, attributed primarily to the branch acquisitions in 2001, business account maintenance charges and fewer fees waived.

Loan servicing and sale income generated from 1st Source's aircraft and auto loan securitization and mortgage banking activities decreased 71.16% to $7.41 million in 2002. The $25.68 million recorded in 2001 represented a 59.19% increase over 2000. Loan securitization income was $4.83 million during 2002, compared to $5.71 million during 2001. In 2002, the securitization facility increased $50 million, bringing the outstanding servicing portfolio of aircraft and auto loans to $400 million, compared to $350 million for year-end 2001. Gains of $8.96 million were recognized on the sale of mortgage loans and servicing in 2002, compared to gains of $19.34 million in 2001. The reduced gains on the sale of mortgage loans and servicing is reflective of a sale of approximately $1.0 billion of mortgage servicing rights early in 2001, resulting in an $11.06 million gain. In addition, mortgage servicing fee income net of amortization and impairment write-offs of mortgage servicing rights was $(6.38) million for 2002, and $625,000 for 2001. The decline is the result of a $7.33 million impairment charge on the mortgage servicing rights portfolio in 2002. The increased level of refinancings in 2002 increased mortgage loan prepayment rates, resulting in a lower estimated value of mortgage servicing assets.

Equipment rental income generated from operating leases increased to $28.77 million in 2002, a 9.62% increase over 2001. The $26.25 million recorded in 2001 was a 23.68% increase over 2000. Revenues from operating leases for construction equipment, automobiles and other equipment and the related depreciation on the equipment have increased in the past few years as 1st Source has experienced increases in this line of business. However, this growth slowed significantly in 2002 due to the weaker economy.

Other income experienced moderate growth of 9.80% during 2002, compared to an 18.67% increase in 2001. The increase for 2002 was primarily due to a $562,000 gain recorded on trading account securities.

The investment losses of $2.84 million in 2002, include a $1.49 million impairment charge on the securitization retained asset; while $1.96 million of the gain in 2000 was due to the sale of foreign bonds. The balance of the net investment securities and other investment (losses) gains in 2002, 2001 and 2000 were primarily the result of valuation adjustments on venture capital and other investments.

Noninterest Expense -- 1st Source experienced increases in noninterest expense of 15.66% and 16.43% for 2002 and 2001, respectively. The leading factors contributing to the increase in noninterest expense were reflected in the effects of a full year of operations relating to the 2001 branch acquisitions, an increase in collection and repossession expenses, higher depreciation charges on leased equipment, valuation adjustments and intangible asset amortization. Cost control across all business units and better utilization of resources continue to be a major focus at 1st Source.

Salaries and employee benefits increased 7.64% in 2002, following a 14.74% increase in 2001. Salaries and wages increased 12.76% in 2002 and 17.78% in 2001. The increase in 2002 from the prior year was due to the first full year of operations for the branches acquired in 2001 and, in part, to higher commissions paid to mortgage originators. The number of full-time equivalent employees stood at 1,233 at the end of 2002, compared to 1,260 and 1,070 at the end of 2001 and 2000, respectively. A major contributor to the increase in the number of full-time equivalent employees was the acquisition of 17 branches in 2001. Employee benefits decreased 12.70% in 2002, following a 4.04% increase in 2001. The change in employee benefits was primarily the result of lower executive incentives offset by an increase in group insurance expense of 24.47% in 2002, following an 18.99% increase in 2001.

Occupancy expense in 2002 increased 10.69% from 2001, following a 9.70% increase in 2001. The 2002 increase was due to the 17 branches acquired in 2001, 13 of which were acquired in the 4th quarter.

Furniture and equipment expense, including depreciation, increased in 2002 by 13.70%, following a 6.24% increase in 2001. The increase in 2002 is attributed primarily to upgrades in hardware and computer systems and increased computer processing charges. Approximately 30.00% of the 2002 increase is related to the new branches.

Depreciation on operating leases increased 11.70% in 2002, following a 25.27% increase in 2001 due to the continued expansion of our operating lease portfolio.

Supplies and communications expense increased 1.30% in 2002, following a 15.86% increase in 2001. The slight increase in 2002 was primarily due to effective cost controls over printing and supplies while continuing to provide the materials and up-to-date communication resources necessary to achieve optimal service for customers.

Business development and marketing expense decreased 31.04% in 2002, following an increase of 18.06% in 2001. The increase in 2001 was in part due to advertising and marketing campaigns related to the branch acquisitions. During 2002, 1st Source continued to engage in effective targeting of advertising and marketing campaigns. Charitable contributions decreased in 2002 compared to 2001.

An increase of 96.36% occurred in other expenses during 2002, compared to a 23.88% increase in 2001. The primary cause of the increase is due to $8.98 million of additional collection and repossession expenses and valuation adjustments on repossessed assets and nonperforming operating leases. In addition, intangible asset amortization increased $1.92 million in 2002 due to the 2001 branch acquisitions and Trustcorp accrued $0.98 million for a fraud loss. The increases in other expenses were offset by decreases in professional consulting fees and check forgery losses.

Income Taxes -- 1st Source recognized income tax expense of $1.37 million in 2002, compared to $19.71 million in 2001 and $18.57 million in 2000. The effective tax rate in 2002 was 11.98% compared to 33.86% in 2001 and 33.07% in 2000. The lower effective tax rate in 2002 compared to 2001 was due to tax exempt income remaining constant while net income before tax declined. For detailed analysis of 1st Source's income taxes see Part II, Item 8, Financial Statements and Supplementary Data - Note K of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Loan Portfolio -- The following table shows 1st Source's loan distribution at the end of each of the last five years as of December 31:


(Dollars in thousands)                 2002      2001       2000       1999       1998
----------------------------------------------------------------------------------------
Commercial and agricultural loans  $ 428,367  $ 460,373  $ 496,303  $ 455,560  $ 408,897
Truck and automobile financing       445,195    344,014    259,382    215,390    188,268
Aircraft financing                   323,802    514,573    508,278    422,076    328,494
Construction equipment financing     303,126    328,004    272,250    244,745    205,850
Loans secured by real estate         567,950    586,580    593,287    526,929    465,855
Mortgages held-for-sale              146,640    173,515     51,754     64,472    165,060
Consumer loans                       111,012    128,305    127,808    134,017    119,272
----------------------------------------------------------------------------------------
Total loans                       $2,326,092 $2,535,364 $2,309,062 $2,063,189 $1,881,696
========================================================================================
At December 31, 2002, 10.62% of total loans was concentrated with borrowers in trucking and truck leasing.



Average loans, net of unearned discount, decreased 0.54% in 2002, following an 11.66% increase in 2001. Loans, net of unearned discount, at December 31, 2002 were $2.33 billion and were 68.22% of total assets, compared to $2.54 billion or 71.16% of total assets at December 31, 2001.

Commercial and agricultural lending outstandings, excluding those secured by real estate, decreased 6.95% during 2002. Many of the industries 1st Source serves experienced a marked decline in business activity in 2002, resulting in reduced loan needs.

Truck and automobile financing increased 29.41% in 2002. The largest increase was in medium and heavy duty truck loans which experienced growth of $66 million or slightly over 50% in 2002. This increase is due to the addition of sales people in this area. Other loans in this category include automobile and environmental equipment financing which grew by 13% and 5%, respectively.

Aircraft financing at year-end 2002 declined 37.07% from year-end 2001. Aircraft financing has been negatively impacted by the slowed economy and the events of September 11, 2001. Another factor contributing to the decrease was the securitization of an additional $50 million of fixed rate aircraft loans, removing them from the balance sheet.

Construction equipment financing decreased 7.58% in 2002. This division has also been negatively impacted by the slowing economy.

Real estate loans decreased 5.99% during 2002. This decrease was due to declines in the year-end balances of residential mortgage loans held for sale and portfolio mortgage loans. Residential mortgage loan production which was strong during the year, declined toward the end of 2002 compared to 2001.

Consumer loans decreased 13.48% as greater marketing efforts were offset by customers utilizing mortgage refinances to make home improvements and to payoff consumer debt. In addition, consumers took advantage of 0% financing offered by new car dealers.

The following table shows the maturities of loans in the categories of commercial and agriculture, truck and automobile, aircraft and construction equipment outstanding as of December 31, 2002. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.


(Dollars in thousands)                  0 - 1 Year     1 - 5 Years     Over 5 Years     Total
----------------------------------------------------------------------------------------------
Commercial and agricultural loans        $ 319,372      $ 101,615         $ 7,380   $  428,367
Truck and automobile financing             149,061        290,067           6,067      445,195
Aircraft financing                         121,047        185,445          17,310      323,802
Construction equipment financing           105,788        196,184           1,154      303,126
----------------------------------------------------------------------------------------------
Total                                    $ 695,268      $ 773,311         $31,911   $1,500,490
==============================================================================================

Rate Sensitivity (Dollars in thousands)                 Fixed Rate    Variable Rate     Total
----------------------------------------------------------------------------------------------
1 - 5 Years                                              $506,591        $266,720     $773,311
Over 5 Years                                                9,561          22,350       31,911
----------------------------------------------------------------------------------------------
Total                                                    $516,152        $289,070     $805,222
==============================================================================================

CREDIT EXPERIENCE

Reserve for Loan Losses -- 1st Source's reserve for loan losses is provided for by direct charges to operations. Losses on loans are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Management evaluates the adequacy of the reserve periodically, reviewing all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Management of 1st Source reviews the status of the loan portfolio to identify borrowers that might develop financial problems, in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data - Note A of the Notes to Consolidated Financial Statements for additional information on management's evaluation of the adequacy of the reserve for loan losses.

The reserve for loan losses at December 31, 2002 totaled $59.22 million and was 2.55% of loans, compared to $57.62 million or 2.27% of loans at December 31, 2001 and $44.64 million or 1.93% of loans at December 31, 2000. It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of December 31, 2002.

The provision for loan losses for 2002 was $39.66 million, compared to $25.75 million in 2001 and $11.84 million in 2000. The increase in the provision for loan losses in 2002 compared to 2001 reflects the continued weakness of the economy and the aftermath of September 11, 2001, as problem loans grew and charge-offs increased. Net charge-offs of $38.06 million, $13.36 million and $7.40 million were recorded in 2002, 2001 and 2000, respectively.
The higher net charge-offs occurred primarily with loans to aircraft dealers and operators, and rental car businesses. Net charge-offs to aircraft dealers were $21.78 million, $2.11 million and $4.20 million in 2002, 2001 and 2000, respectively. Net charge-offs to aircraft operators were $4.70 million, $3.10 million and $0 in 2002, 2001 and 2000, respectively. While net charge-offs of business and personal aircraft loans were $0.16 million, $0.28 million and $0.56 million in 2002, 2001 and 2000, respectively.

The following table summarizes the 1st Source's loan loss experience for each of the last five years ended December 31:


(Dollars in thousands)                                        2002         2001            2000           1999        1998
-----------------------------------------------------------------------------------------------------------------------------
Amounts of loans outstanding at end of period              $2,326,092   $2,535,364      $2,309,062    $2,063,189   $1,881,696
-----------------------------------------------------------------------------------------------------------------------------
Average amount of net loans outstanding during period      $2,451,538   $2,464,798      $2,207,382    $1,949,172   $1,853,537
-----------------------------------------------------------------------------------------------------------------------------
Balance of reserve for loan losses at beginning of period  $   57,624   $   44,644      $   40,210    $   38,629   $   35,424
-----------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial and agricultural loans                             2,698        5,014           1,818           885        1,295
  Truck and automobile financing                                7,151          753             109             3        1,422
  Aircraft financing                                           27,401        5,584           4,987             -            -
  Construction equipment financing                              2,326          762             393           510          249
  Loans secured by real estate                                     18          117              30           148          323
  Consumer loans                                                2,127        2,102           1,738         1,481        1,510
-----------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                              41,721       14,332           9,075         3,027        4,799
-----------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial and agricultural loans                             1,312          328             298            85          256
  Truck and automobile financing                                  616           71             631            52          418
  Aircraft financing                                              759           92             230             -            -
  Construction equipment financing                                465          129              50            34
  Loans secured by real estate                                     25            -               2            50           47
  Consumer loans                                                  481          351             462           418          427
-----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                3,658          971           1,673           639        1,148
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                   38,063       13,361           7,402         2,388        3,651
Provisions charged to operating expense                        39,657       25,745          11,836         3,969        6,856
Reserves acquired in acquisitions                                   -          596               -             -            -
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                   $   59,218   $   57,624      $   44,644    $   40,210   $   38,629
=============================================================================================================================
Ratio of net charge-offs (recoveries) to average net
  loans outstanding                                              1.55%        0.54%           0.34%         0.12%        0.20%
=============================================================================================================================


The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31 and the ratio of such loan categories to total outstanding loan balances, are as follows:


                                       2002              2001               2000                1999              1998
                                          Percent           Percent             Percent           Percent           Percent
                                          of Loans          of Loans           of Loans           of Loans          of Loams
                                          in Each            in Each            in Each           in Each           in Each
                                         Category           Category           Category           Category          Category
                                  Reserve to Total Reserve  to Total  Reserve   to Total Reserve  to Total  Reserve to Total
(Dollars in thousands)             Amount  Loans    Amount    Loans    Amount   Loans     Amount   Loans     Amount  Loans
----------------------------------------------------------------------------------------------------------------------------
Commercial and agricultural loans $11,163  18.42%  $14,247   18.16%   $15,532  21.49%   $ 9,495   22.08%    $10,468  21.73%
Truck and automobile financing     11,006  19.14     9,924   13.57      5,764  11.23      4,308   10.44       4,910  10.00
Aircraft financing                 21,603  13.92    19,987   20.29     12,884  22.01     15,530   20.46      11,255  17.46
Construction equipment financing    9,394  13.03     6,463   12.94      5,304  11.79      5,406   11.86       5,446  10.94
Loans secured by real estate        3,656  30.72     4,268   29.98      2,692  27.94      3,091   28.66       3,769  33.53
Consumer loans                      2,396   4.77     2,735    5.06      2,468   5.54      2,380    6.50       2,781   6.34
----------------------------------------------------------------------------------------------------------------------------
Total                             $59,218 100.00%  $57,624  100.00%   $44,644 100.00%   $40,210  100.00%    $38,629 100.00%
============================================================================================================================


Nonperforming Assets -- 1st Source's policy is to discontinue the accrual of interest on loans on which principal or interest is past due and remains unpaid for 90 days or more, except for mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure. Nonperforming assets amounted to $64.12 million at December 31, 2002, compared to $43.29 million at December 31, 2001 and $25.00 million at December 31, 2000. Impaired loans totaled $60.10 million, $45.40 million and $37.01 million at December 31, 2002, 2001 and 2000, respectively. During 2002, interest income which would have been recorded on nonaccrual loans under their original terms was $3.92 million, compared to $4.86 million in 2001. Interest income that was recorded on nonaccrual loans was $1.08 million and $2.00 million in 2002 and 2001, respectively.

The overall increase in nonperforming assets for 2002 is primarily the result of a growing inventory of repossessed assets. The increase in repossessions is primarily attributed to defaulted loans to air cargo businesses and aircraft dealers and operators. In addition, there has been a moderate increase in other real estate.


Nonperforming Assets at December 31 (Dollars in thousands)         2002         2001       2000       1999       1998
----------------------------------------------------------------------------------------------------------------------
Loans past due over 90 days                                        $ 154       $ 453      $ 385      $ 254      $ 275
Nonaccrual loans and restructured loans                           35,664      35,825     19,168     11,967      9,266
----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                         35,818      36,278     19,553     12,221      9,541
----------------------------------------------------------------------------------------------------------------------
Other real estate                                                  4,362       3,137      1,698      1,167        424
Other assets                                                      23,937       3,878      3,745      1,967        606
----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                       $64,117     $43,293    $24,996    $15,355    $10,571
======================================================================================================================
Nonperforming loans to loans, net of unearned discount              1.54%       1.43%      0.85%      0.59%      0.51%
======================================================================================================================
Nonperforming assets to loans and leases, net of unearned discount  2.65%       1.63%      1.04%      0.72%      0.55%
======================================================================================================================


Potential Problem Loans -- At December 31, 2002, management was not aware of any potential problem loans that would have a material effect on loan delinquency or loan charge-offs. However, until general economic conditions begin to improve, 1st Source's management expects unfavorable trends in credit quality and net-charge-offs to continue, particularly in the first half of 2003. Loans and leases are subject to continual review and are given management's attention whenever a problem situation appears to be developing.

INVESTMENT PORTFOLIO

Securities at year-end 2002 decreased 1.43% from 2001, following a 13.01% increase from year-end 2000 to year-end 2001. Securities at December 31, 2002 were $647.62 million or 18.99% of total assets, compared to $657.04 million or 18.44% of total assets at December 31, 2001.

The carrying amounts of securities available-for-sale at the dates indicated are summarized as follows:


December 31 (Dollars in thousands)                          2002             2001          2000
-------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies and corporations    $391,653         $434,867      $334,832
States and political subdivisions                          156,010          144,000       151,501
Other                                                       99,954           78,174        95,078
-------------------------------------------------------------------------------------------------
Total securities available-for-sale                       $647,617         $657,041      $581,411
=================================================================================================


The following table shows the maturities of securities available-for-sale at December 31, 2002, at the carrying amounts and the weighted average yields of such securities:



(Dollars in thousands)                                                       Amount      Yield(1)
-------------------------------------------------------------------------------------------------
U.S. Treasuries and agencies
  Under 1 year                                                              $169,961      3.61%
  1 - 5 years                                                                148,271      3.48
  5 - 10 years                                                                28,055      3.52
  Over 10 years                                                               45,366      3.20
-------------------------------------------------------------------------------------------------
Total U.S. Treasuries and agencies                                          $391,653      3.51%
-------------------------------------------------------------------------------------------------
State and political subdivisions
 Under 1 year                                                                 31,221      6.59%
 1 - 5 years                                                                  98,289      5.50
 5 - 10 years                                                                 24,676      5.00
 Over 10 years                                                                 1,824      4.17
-------------------------------------------------------------------------------------------------
Total state and political subdivisions                                      $156,010      5.62%
-------------------------------------------------------------------------------------------------
Other securities
 Under 1 year                                                                    513      5.36%
 1 - 5 years                                                                     854      6.46
 5 - 10 years                                                                  5,118      3.05
 Over 10 years                                                                     -         -
 Retained interest in securitizations                                         21,457     13.82
 Marketable equity securities                                                 72,012         -
-------------------------------------------------------------------------------------------------
Total other securities                                                      $ 99,954         -
-------------------------------------------------------------------------------------------------
Total securities available-for-sale                                         $647,617         -
=================================================================================================

(1) Weighted average yields are based on amortized cost. Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate.  Marketable equity securities are excluded.


DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                 2002             2001               2000
December 31 (Dollars in thousands)         Amount    Rate    Amount    Rate    Amount    Rate
----------------------------------------------------------------------------------------------
Noninterest bearing demand deposits     $ 362,509      -% $  305,373     -% $  285,361      -%
Interest bearing demand deposits          686,763   1.40     596,330  2.82     457,021   4.42
Savings deposits                          232,067   1.20     165,820  1.78     236,724   2.26
Other time deposits                     1,489,971   3.94   1,568,838  5.63   1,373,101   6.14
----------------------------------------------------------------------------------------------
Total                                  $2,771,310         $2,636,361        $2,352,207
==============================================================================================

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2002, by time remaining until maturity is as follows:

(Dollars in thousands)
--------------------------------------------------------------------------------
Under 3 months                                                         $ 117,859
4 - 6 months                                                              39,907
7 - 12 months                                                             64,423
Over 12 months                                                           109,811
--------------------------------------------------------------------------------
Total                                                                  $ 332,000
================================================================================

SHORT-TERM BORROWINGS

The following table shows the distribution of 1st Source's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.



                                                      Federal Funds
                                                      Purchased and
                                                        Security                    Other
                                                       Repurchase    Commercial   Short-Term      Total
(Dollars in thousand)                                  Agreements       Paper     Borrowings   Borrowings
---------------------------------------------------------------------------------------------------------
2002
Balance at December 31, 2002                            $212,040      $ 2,814      $ 45,824     $260,678
Maximum amount outstanding at any month-end              266,370        5,580        86,059      358,009
Average amount outstanding                               218,009        4,023        48,715      270,747
Weighted average interest rate during the year              1.36%        1.64%         5.40%        2.09%
Weighted average interest rate for outstanding amounts
  at December 31, 2002                                      0.65%        1.06%         1.76%        0.85%
---------------------------------------------------------------------------------------------------------
2001
Balance at December 31, 2001                            $214,709      $ 4,992      $ 44,772     $264,473
Maximum amount outstanding at any month-end              298,717       17,545       144,951      461,213
Average amount outstanding                               226,758       11,763        86,935      325,456
Weighted average interest rate during the year              3.19%        4.52%         7.68%        4.44%
Weighted average interest rate for outstanding amounts
  at December 31, 2001                                      1.43%        1.79%         1.28%        1.41%
---------------------------------------------------------------------------------------------------------
2000
Balance at December 31, 2000                            $192,307      $14,756      $126,327     $333,390
Maximum amount outstanding at any month-end              287,434       15,626       153,858      456,918
Average amount outstanding                               193,311       13,038       121,592      327,941
Weighted average interest rate during the year              5.22%        6.13%         7.21%        6.00%
Weighted average interest rate for outstanding amounts
  at December 31, 2000                                      5.44%        6.44%         6.75%        5.98%
=========================================================================================================


LIQUIDITY

Core Deposits -- 1st Source's major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2002, average core deposits equaled 66.56% of average total assets, compared to 61.18% in 2001 and 62.41% in 2000. The effective cost rate of core deposits in 2002 was 2.40%, compared to 3.76% in 2001 and 4.25% in 2000. During 2001, 1st Source Bank acquired a total of 17 branch offices with core and other deposits of $322 million.

Average demand deposits (noninterest bearing core deposits) increased 18.71% in 2002, compared to an increase of 7.01% in 2001. They represented 15.71% of total core deposits in 2002, compared to 14.81% in 2001 and 15.04% in 2000.

Purchased Funds -- 1st Source's purchased funds are used to supplement core deposits and include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, federal funds, securities sold under agreements to repurchase, commercial paper and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the bank's interest rate sensitivity. During 2002, 1st Source's reliance on purchased funds decreased to 21.19% of average total assets from 26.71% in 2001.

Loan Securitizations -- 1st Source sells many of the aircraft and auto loans it originates through the issuance of securities backed by those loans in securitization transactions. In a securitization, 1st Source sells and transfers pools of loans to a qualified special purpose entity. The qualified special purpose entity simultaneously sells and transfers its total interest in the loans to a trust, which issues beneficial interests in the loans in the form of securities which are sold through private placement transactions. The qualified special purpose entity generally retains the right to receive any excess cash flows of the trust. 1st Source sold $292 million of loans in 2002 and $230 million of loans in 2001 in conjunction with aircraft and auto loan securitization transactions.

Shareholders' Equity -- Management continues to emphasize profitable asset growth and retention of equity in the business. Average shareholders' equity equated to 8.95% of average total assets in 2002 compared to 8.69% in 2001. Shareholders' equity was 9.08% of total assets at year-end 2002, compared to 8.59% at year-end 2001. In accordance with SFAS No. 115, 1st Source includes unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income which is a component of shareholders' equity. While regulatory capital adequacy ratios exclude unrealized gain (loss) in the calculation thereof, it does impact 1st Source's equity as reported in the audited financial statements. The unrealized gain on available-for-sale securities, net of income taxes, was $4.59 and $5.61 million at December 31, 2002 and 2001, respectively.

Liquidity Risk Management -- The Asset/Liability management process incorporates overall bank liquidity and interest rate sensitivity. The purpose of liquidity management is to match the sources and uses of funds to anticipated customer deposits, withdrawals and borrowing requirements, as well as to provide for the cash flow needs of 1st Source. The primary source of liquidity is the investment portfolio. At December 31, 2002, securities maturing in one year amounted to $201.70 million, which represented 31.14% of the investment portfolio as compared to 25.92% at year-end 2001. The liquidity of 1st Source is enhanced by core deposit funding. 1st Source also has access to a variety of short-term and long-term funding sources, borrowing capacity in the national markets and loan securitizations.

Interest Rate Risk Management -- 1st Source's Asset/Liability Management Committee monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense and interest margins to changes in market interest rates. In the normal course of business, 1st Source faces ongoing interest rate risks and uncertainties. 1st Source occasionally utilizes interest rate swaps to partially manage the primary market exposures associated with the interest rate risk related to underlying assets, liabilities and anticipated transactions. There were no interest rate swaps in place on December 31, 2002. At December 31, 2002, the consolidated statement of financial condition was rate sensitive by $154.71 million more assets than liabilities scheduled to reprice within one year or approximately 1.09%.

A hypothetical change in earnings was modeled by calculating an immediate
100 basis point (1.00%) change in interest rates across all maturities. This analysis presents the hypothetical change in earnings of those rate sensitive financial instruments held by 1st Source (excluding Trustcorp) at December 31, 2002. The aggregate hypothetical decrease in pre-tax earnings is estimated to be $1.23 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates. The aggregate hypothetical decrease in pre-tax earnings is estimated to be $6.97 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

Due to the nature of the mortgage banking business, 1st Source manages the earning assets and interest-bearing liabilities of Trustcorp on a separate basis. The predominant assets on Trustcorp's balance sheet are mortgage loans held for sale, which are funded by short-term borrowings (normally less than 30 days) from non-affiliated banks. These borrowings are managed on a daily basis. A portion of Trustcorp's other borrowings for working capital are funded by 1st Source.

Trustcorp manages the interest rate risk related to loan commitments by entering into contracts for future delivery of loans. See Part II, Item 8, Financial Statements and Supplementary Data - Note M of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS


Three Months Ended (Dollars in thousands, except per share amounts)     March 31    June 30   September 30    December 31
-------------------------------------------------------------------------------------------------------------------------
2002
Interest income                                                         $52,539     $50,396      $48,859        $47,709
Interest expense                                                         21,997      20,445       19,717         18,658
Net interest income                                                      30,542      29,951       29,142         29,051
Provision for loan losses                                                11,809      10,750        8,765          8,333
Investment securities and other investment  (losses) gains                 (488)          -         (600)        (1,748)
Income before income taxes                                                5,169       3,481        2,474            281
Net income                                                                4,208       2,767        2,101            963
Diluted net income per common share *                                      0.20        0.13         0.10           0.05
-------------------------------------------------------------------------------------------------------------------------
2001
Interest income                                                         $62,461     $63,443      $61,218        $58,444
Interest expense                                                         35,395      33,801       31,279         26,482
Net interest income                                                      27,066      29,642       29,939         31,962
Provision for loan losses                                                 6,611       3,715        9,476          5,943
Investment securities and other investment gains (losses)                 1,032          52            -           (645)
Income before income taxes                                               21,094      14,300        8,968         13,845
Net income                                                               13,643       9,447        6,174          9,234
Diluted net income per common share *                                      0.65        0.44         0.29           0.44
=========================================================================================================================
* The computation of per share data gives retroactive recognition to a 5% stock dividend declared April 24, 2001.



      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk Management.



              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)                                                 2002                  2001
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $ 120,894             $ 129,431
Federal funds sold and interest bearing deposits with other banks                  81,881                17,038
Investment securities, available-for-sale
  (amortized cost of $640,224 and $647,788 at December 31, 2002 and
  2001, respectively)                                                             647,617               657,041
Trading account securities                                                         13,347                     -
Loans, net of unearned discount:
   Commercial and agricultural loans                                              428,367               460,373
   Truck and automobile financing                                                 445,195               344,014
   Aircraft financing                                                             323,802               514,573
   Construction equipment financing                                               303,126               328,004
   Loans secured by real estate                                                   567,950               586,580
   Mortgages held for sale                                                        146,640               173,515
   Consumer loans                                                                 111,012               128,305
----------------------------------------------------------------------------------------------------------------
Total loans                                                                     2,326,092             2,535,364
Reserve for loan losses                                                           (59,218)              (57,624)
----------------------------------------------------------------------------------------------------------------
Net loans                                                                       2,266,874             2,477,740
Equipment owned under operating leases
  (net of accumulated depreciation of $46,188 and $40,826 at
  December 31, 2002 and 2001, respectively)                                        93,893               115,754
Net premises and equipment                                                         40,899                41,923
Other assets                                                                      142,063               123,764
----------------------------------------------------------------------------------------------------------------
Total assets                                                                   $3,407,468            $3,562,691
================================================================================================================
LIABILITIES
Deposits:
 Noninterest bearing                                                           $  419,289            $  365,193
 Interest bearing                                                               2,293,616             2,517,613
----------------------------------------------------------------------------------------------------------------
Total deposits                                                                  2,712,905             2,882,806
----------------------------------------------------------------------------------------------------------------
Short-term borrowings:
 Federal funds purchased and securities sold under agreements to repurchase       212,040               214,709
 Other                                                                             48,638                49,764
----------------------------------------------------------------------------------------------------------------
Total short-term borrowings                                                       260,678               264,473
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                     16,878                11,939
Guaranteed preferred beneficial interests in the Company's
  subordinated debentures                                                          54,750                44,750
Other liabilities                                                                  52,828                52,533
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                               3,098,039             3,256,501
================================================================================================================

SHAREHOLDERS' EQUITY
Preferred stock; no par value
 Authorized 10,000,000 shares; none issued or outstanding                               -                     -
Common stock; no par value
 Authorized 40,000,000 shares; issued 21,619,622 shares in 2002 and
   21,587,919 shares in 2001, less unearned shares (239,138 -- 2002
   and 206,915 -- 2001)                                                             7,579                 7,579
Capital surplus                                                                   214,001               214,001
Retained earnings                                                                  90,897                91,591
Cost of common stock in treasury (431,466 shares -- 2002 and
  593,044 shares -- 2001)                                                          (7,637)              (12,591)
Accumulated other comprehensive income                                              4,589                 5,610
================================================================================================================
Total shareholders' equity                                                        309,429               306,190
================================================================================================================
Total liabilities and shareholders' equity                                     $3,407,468            $3,562,691
================================================================================================================
The accompanying notes are a part of the consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)          2002           2001         2000
-----------------------------------------------------------------------------------------------------------------
Interest and fee income:
  Loans                                                                     $171,029       $211,801     $203,717
  Investment securities, taxable                                              18,103         22,695       22,264
  Investment securities, tax-exempt                                            6,037          6,867        7,955
    Total investment securities                                               24,140         29,562       30,219
  Other                                                                        4,334          4,203        4,286
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                        199,503        245,566      238,222
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                    71,084        108,069      109,866
  Short-term borrowings                                                        5,659         14,455       19,664
  Guaranteed preferred beneficial interest in the Company's
    subordinated debentures                                                    3,249          3,560        3,863
  Long-term debt                                                                 825            873          895
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                                        80,817        126,957      134,288
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                          118,686        118,609      103,934
Provision for loan losses                                                     39,657         25,745       11,836
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           79,029         92,864       92,098
-----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust fees                                                                   10,252         9,672        9,612
  Service charges on deposit accounts                                          14,947        11,714        8,073
  Loan servicing and sale income                                               7,406         25,679       16,131
  Equipment rental income                                                      28,773        26,249       21,224
  Other income                                                                 14,575        13,273       11,185
  Investment securities and other investment (losses) gains                    (2,836)          439        2,328
-----------------------------------------------------------------------------------------------------------------
Total noninterest income                                                       73,117        87,026       68,553
-----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and benefits employee                                               67,398        62,614       54,572
  Net occupancy expense                                                         6,861         6,199        5,651
  Furniture and equipment expense                                              10,719         9,428        8,874
  Depreciation -- leased equipment                                             23,494        21,034       16,790
  Supplies and communications                                                   6,582         6,498        5,608
  Business development and marketing expense 3,006                                            4,359        3,692
  Other expense                                                                22,681        11,551        9,326
-----------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                     140,741       121,683      104,513
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     11,405        58,207       56,138
Income taxes                                                                    1,366        19,709       18,565
-----------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 10,039      $ 38,498     $ 37,573
-----------------------------------------------------------------------------------------------------------------
Basic net income per common share                                            $   0.48      $   1.85     $   1.81
-----------------------------------------------------------------------------------------------------------------
Diluted net income per common share                                          $   0.47      $   1.82     $   1.79
=================================================================================================================
The accompanying notes are a part of the consolidated financial statements.





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                Cost of       Accumulated
                                                                                                Common           Other
                                                                Common   Capital   Retained      Stock       Comprehensive
(Dollars in thousands, except per share data)          Total     Stock   Surplus   Earnings  in Treasury  Income (Loss), Net
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                            $238,820  $6,883   $179,905  $ 68,309   $(14,382)         $(1,895)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income, net of tax:
  Net income                                            37,573       -          -    37,573          -                -
    Change in unrealized losses of
      available-for-sale securities                      4,116       -          -         -          -            4,116
                                                      --------
Total comprehensive income                              41,689       -          -         -          -                -
Cost of 282,903 shares of common
  stock acquired for treasury                           (4,990)      -          -         -     (4,990)               -
Cash dividends ($.334 per share)                        (6,956)      -          -    (6,956)         -                -
5% common stock dividend
  ($9 cash paid in lieu of fractional shares)               (9)    344     15,292   (15,645)         -                -
Other                                                    2,018       -          -    (2,400)     4,418                -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                          $270,572  $7,227   $195,197  $ 80,881   $(14,954)         $ 2,221
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income, net of tax:
  Net income                                            38,498       -          -    38,498          -                -
    Cumulative effect of change in
      accounting principle                                 688       -          -         -          -              688
    Change in unrealized gains of
      available-for-sale securities                      2,701       -          -         -          -            2,701
                                                      --------
Total comprehensive income                              41,887       -          -         -          -                -
Cost of 71,514 shares of common
  stock acquired for treasury                           (1,308)      -          -         -     (1,308)               -
Cash dividends ($.351 per share)                        (7,297)      -          -    (7,297)         -                -
5% common stock dividend
  ($10 cash paid in lieu of fractional shares)             (10)    352     18,804   (19,166)         -                -
Other                                                    2,346       -          -    (1,325)     3,671                -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                          $306,190  $7,579   $214,001  $ 91,591   $(12,591)         $ 5,610
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income, net of tax:
  Net income                                            10,039       -          -    10,039          -                -
    Change in unrealized gains of
      available-for-sale securities                     (1,021)      -          -         -          -           (1,021)
                                                      --------
Total comprehensive income                               9,018       -          -         -          -                -
Cost of 128,276 shares of common
  stock acquired for treasury                           (2,503)      -          -         -     (2,503)               -
Cash dividends ($.360 per share)                        (7,537)      -          -    (7,537)         -                -
Other                                                    4,261       -          -    (3,196)     7,457                -
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                          $309,429  $7,579   $214,001   $90,897   $ (7,637)         $ 4,589
============================================================================================================================
The accompanying notes are a part of the consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)                                    2002            2001             2000
-------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                   $ 10,039        $ 38,498         $ 37,573
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                    39,657          25,745           11,836
    Depreciation of premises and equipment                                       28,471          25,779           21,159
    Amortization of investment security premiums and accretion of
      discounts, net                                                              4,460           1,811              757
    Amortization of mortgage servicing rights                                     6,306           4,382            5,485
    Mortgage servicing asset impairment charges                                   7,328               -                -
    Deferred income taxes                                                       (15,451)         (2,259)           3,013
    Realized investment securities losses (gains)                                 2,836            (439)          (2,328)
    Realized gains on securitized loans                                          (7,964)         (8,532)          (8,880)
    Decrease (increase) in interest receivable                                    4,465           3,607           (5,011)
    (Decrease) increase in interest payable                                      (6,117)         (9,184)          17,148
    Other                                                                         8,748           4,709            3,384
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        82,778          84,117           84,136
-------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales and maturities of investment securities
    held-to-maturity                                                                  -               -           17,974
  Proceeds from sales and maturities of investment securities
    available-for-sale                                                          320,110         336,978          191,490
  Purchases of investment securities available-for-sale                        (319,841)       (408,611)        (222,091)
  Net (increase) decrease in short-term investments                             (78,190)        (15,987)             348
  Loans sold or participated to others                                          682,998         236,741          259,126
  Increase in loans net of principal collections                               (511,788)       (446,405)        (519,485)
  Purchase of loans                                                                   -         (29,641)               -
  Net increase in equipment owned under operating leases                         (1,587)        (48,385)         (37,491)
  Purchases of premises and equipment                                            (4,510)        (11,673)          (3,905)
  (Increase) decrease in other assets                                           (10,222)            978             (206)
  Net cash paid in purchase acquisition                                               -         (27,821)               -
  Other                                                                             512          (1,412)            (535)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              77,482        (415,238)        (314,775)
-------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net increase in demand deposits, NOW accounts and savings accounts             81,220          82,696          130,948
  Purchase of demand deposits and savings accounts                                    -         129,451                -
  Net (decrease) increase in certificates of deposits                          (251,122)         15,845          204,325
  Purchase of certificates of deposits                                                -         192,090                -
  Net decrease in short-term borrowings                                          (3,794)        (68,917)         (76,352)
  Proceeds from issuance of long-term debt                                       16,042             217              255
  Payments on long-term debt                                                    (11,103)           (338)            (369)
  Proceeds from issuance of trust-preferred securities                           10,000               -                -
  Acquisition of treasury stock                                                  (2,503)         (1,308)          (4,990)
  Cash dividends                                                                 (7,537)         (7,297)          (6,956)
  Other                                                                               -             (10)              (9)
-------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                            (168,797)        342,429          246,852
-------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                 (8,537)         11,308           16,212
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                    129,431         118,123          101,911
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $120,894        $129,431         $118,123
=========================================================================================================================
The accompanying notes are a part of the consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Accounting Policies

The principal line of business of 1st Source and subsidiaries is banking and closely related activities. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION -- The financial statements consolidate 1st Source and its subsidiaries (principally the Bank and Trustcorp). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note Q, investments in subsidiaries, are carried at 1st Source's equity in the underlying net assets.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES -- Securities that 1st Source has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-tomaturity investment securities, when present, are carried at amortized cost. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and carried at fair value. Unrealized gains and losses on these securities are reported net of applicable taxes, as a separate component of accumulated other comprehensive income in shareholders' equity. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and are classified as trading account securities are carried at fair value with unrealized gains and losses reported in earnings. Unrealized gains of $562,000 on trading account securities were included in earnings at December 31, 2002. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

LOANS -- Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for-sale are carried at the lower of cost or market determined on an aggregate basis.

Interest on loans is included in interest income, using the accrual method over the terms of the loans based upon principal balances outstanding. Loan origination and commitment fees and direct loan origination costs, when material, are deferred and the net amount amortized to interest income generally over the contractual life of the related loan or commitment.

The accrual of interest on loans is discontinued when a loan becomes contractually delinquent for 90 days, except for mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan losses. Management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections on interest and principal are generally applied as a reduction to principal outstanding.

A loan is considered impaired, based on current information and events, if it is probable that 1st Source will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Interest on impaired loans, which are not classified as nonaccrual is recognized on the accrual basis.

SECURITIZED ASSETS -- The guidelines set forth in Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are followed when accounting for securitizations. When 1st Source sells loans in securitizations, it retains servicing rights and interest-only strips. The interest-only strips are capitalized as retained interests in the securitized assets. Gain or loss on sale of the loans depends in part on the previous carrying amount of the loans sold, in proportion to their fair value. 1st Source generally estimates fair value based on the present value of future cash flows expected under management's best estimates of certain key assumptions. Key assumptions used by 1st Source in its securitization model are as follows: discount rate (15%); loan loss assumption for cash flow purposes (1.00%); interest earned on the trust cash tied to the 30 day LIBOR; and future liquidations of securitized loans based on an 18 month rolling historical average. In conjunction with its securitization activities, 1st Source sold $292.24 million of aircraft and auto loans in 2002 and $230.26 million in 2001. The securitization generated total income of $8.09 million and $9.10 million in 2002 and 2001, respectively. Of this amount, $4.83 million and $5.71 million, representing gains on sale and servicing, for 2002 and 2001, respectively, were recorded in loan servicing and sale income. The balance represents accretion of the discount on an effective yield basis. The accretion, recorded as taxable investment security income, for the years 2002 and 2001, was $3.26 million and $3.39 million, respectively.

Included in the consolidated statements of financial condition, as available-for-sale securities, are the retained interests in the securitized assets. The retained interests are assets of 1st Source Funding, LLC ("Funding"), a qualified special purpose subsidiary of the Bank, and represent Funding's beneficial interests in certain assets of the 1st Source Master Trust in accordance with 1st Source's loan securitization transactions. The recorded fair value of the retained interests increased slightly to $21.46 million in 2002 from $21.17 million at year end 2001. Changes in fair value are recorded as a component of other comprehensive income. In 2002, 1st Source recorded an impairment charge of $1.49 million through security losses caused by a reduction of the estimated discounted future cash flows expected from the securitization.

The following analysis shows the impact on the fair value of the retained interests for unfavorable, hypothetical changes in the key assumptions used to value the retained interests:

1. An increase in the loss assumption from 1.00% to 1.25% and 1.50% reduces the fair value by $1.01 million and $2.02 million, respectively.

2. An increase in the discount rate from 15% to 18% and 20% reduces the fair value by $1.45 million and $2.35 million, respectively.

3. A decrease of 0.75% and 1.25% in the trust cash earnings rate reduces the fair value by $250,000 and $473,000, respectively.

4. An increase in future liquidations from the current assumption by 50% and 100% reduces the fair value by $334,000 and $466,000, respectively.

These results of the above analysis are hypothetical and should be used with caution. As some of the figures indicate, changes in fair value based on unfavorable variations in key assumptions generally cannot be projected, because the relationship of the change in the assumption to the change in fair value vary. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated above without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit (losses), which might alter the results.

As of December 31, 2002, there were $387.79 million outstanding auto and aircraft loans in the contracted $400 million revolving securitization facility. This compares to outstanding loans of $346.28 million, at year end 2001. At year end 2002, 0.23% of the outstanding securitized loans were delinquent 60 or more days, compared to 1.68%, at year end 2001. Defaulted loans decreased from $15.06 million at year end 2001 to $11.49 million at year end 2002.
Charge-offs, net of recoveries, increased to $9.60 million in 2002, compared to $4.83 million in 2001. Securitization guidelines require that defaulted loans be charged-off after twelve months, regardless of collateral value.

RESERVE FOR LOAN LOSSES -- The reserve for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio. The determination of the reserve requires significant judgement reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable losses in the remainder of the various loan portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans (classified loans and internal watch list credits), percentage allocations for special attention loans without specific reserves, formula reserves for each business lending division portfolio including a higher percentage reserve allocation for special attention loans without a specific reserve and reserves for pooled homogenous loans. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and disposition and forecasts of future economic and geopolitical events, all of which are subject to judgement and will change.

Specific reserves are established for certain business and specialty finance credits based on a regular analysis of special attention loans. This analysis is performed by the Credit Policy Committee, the Loan Review Department, Credit Administration and the Loan Workout Departments. The specific reserves are based on an analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity.

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

Additional reserves are provided to recognize the exposure to inherent, but undetected losses within the overall loan portfolio. This exposure is caused by inherent delays in obtaining information regarding an individual borrower's or segments of borrowers' financial condition or change in its or their specific business condition; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; the volatility of general economic or specific customer conditions; and the sensitivity of assumptions used in establishing reserves for various loan portfolios. Management believes a general reserve is needed to recognize the imprecision inherent in the process of estimating expected credit losses.

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

The reserve is reduced by charge-offs on loans deemed uncollectible, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

MORTGAGE SERVICING RIGHTS -- 1st Source recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. For the years ended December 31, 2002, 2001 and 2000, $6.31 million, $4.38 million and $5.49 million, respectively, of amortization expense has been recognized. Gains and losses on the sale of mortgage servicing rights are recognized as noninterest income in the period in which such rights are sold on a servicing released basis.

SFAS No. 140 allows companies to allocate a portion of the total cost of a mortgage loan to servicing rights based on their relative fair value. The fair value of the servicing rights is based on market prices, when available, or is determined by estimating the present value of future net servicing income, taking into consideration market loan prepayment speeds and discount rates. As of December 31, 2002 and 2001, mortgage servicing rights have a carrying value of $20.78 million and $20.14 million, respectively. The servicing rights had a fair value of $21.41 million and $29.88 million, as of December 31, 2002 and 2001, respectively.

SFAS No. 140 also requires 1st Source to assess its capitalized servicing rights for impairment based on their current fair value. For purposes of impairment measurement, 1st Source stratifies its mortgage servicing portfolio based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate. The current fair value of each segment of the servicing portfolio is then determined and to the extent the carrying value of the mortgage servicing rights exceeds fair value by individual strata, a valuation allowance is recorded as a reduction of servicing income in current earnings. For the year ended December 31, 2002, a $7.33 million valuation allowance for impairment was recorded. There was no valuation allowance as of December 31, 2001.

LEASED ASSETS -- 1st Source finances various types of construction equipment, heavy duty trucks and automobiles under leases principally classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term, generally three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. These estimates are reviewed periodically to ensure realization.

OTHER REAL ESTATE -- Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the reserve for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2002 and 2001, other real estate had carrying values of $4.36 million and $3.14 million, respectively.

REPOSSESSED ASSETS -- Repossessed assets consist of specialty finance equipment, including aircraft, construction equipment and vehicles acquired through foreclosure or in lieu of foreclosure. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. 1st Source generally estimates fair value based on the best estimate of a liquidation value. Sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. At the time of foreclosure, the recorded amount of the loan is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan losses. Subsequent write-downs are included in non-interest expense. Repossessed assets total $21.34 million and $3.51 million, as of December 31, 2002 and 2001, respectively.

PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed generally by the straight-line method, primarily with useful lives of 5, 7, 15 and 31 1/2 years. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life.

GOODWILL AND INTANGIBLES -- Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, 1st Source adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of 1st Source's other intangible assets have finite lives and are amortized on a straightline basis over varying periods not exceeding 6 years. Prior to the adoption of SFAS No. 142, 1st Source's goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years. 1st Source performed the first required impairment test of goodwill and determined that no impairment exists.

VENTURE CAPITAL INVESTMENT -- Venture capital investments are carried at estimated fair value with changes in fair value recognized in investment securities and other investment (losses) gains. The fair values of publicly traded investments are determined using quoted market prices. For other investments, fair value is determined by the General Partner. All valuations are approved by the Valuation Committee of the Advisory Board of the Partnership. Venture capital investments in Partnerships are included in other assets on the balance sheet. The balances as of December 31, 2002 and 2001 are $3.35 million and $3.90 million, respectively.

SHORT-TERM BORROWINGS -- 1st Source's short-term borrowings consist of federal funds purchased, securities sold under agreement to repurchase, commercial paper, U.S. Treasury demand notes and borrowings from non-affiliated banks. Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. Commercial paper and other short-term borrowings generally mature within 30 to 180 days.

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

Under available line of credit agreements, 1st Source may borrow up to $3 million. At December 31, 2002 and 2001, there were no outstanding borrowings under these lines, which were assigned to support commercial paper borrowings.

TRUST FEES -- Trust fees are recognized on the accrual basis.

INCOME TAXES -- 1st Source and its subsidiaries file a consolidated Federal income tax return. The provision for incomes taxes is based upon income in the financial statements, rather than amounts reported on 1st Source's income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

NET INCOME PER COMMON SHARE -- Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, which were as follows (in thousands): 2002, 20,935; 2001, 20,767; and 2000, 20,769. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options. The weighted-average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 2002, 21,310; 2001, 21,170; and 2000, 20,982. The
computation of weighted-average number of shares gives retroactive effect to a 5% stock dividend declared April 24, 2001.

At December 31, 2002, the company had six stock-based employee compensation plans, which are described more fully in Note H. These include two stock option plans, a stock option agreement, the Employee Stock Purchase Plan, the Executive Incentive Plan and the Restricted Stock Award Plan. 1st Source accounts for those plans under the recognition and measurement principles of APB Option No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost under the Executive Incentive Plan and the Restricted Stock Award Plan is reflected in net income.
No stock-based employee compensation cost for the stock option plans, the stock option agreement, or the Employee Stock Purchase Plan is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


Year Ended December 31 (Dollars in thousands, except per share data)          2002       2001       2000
----------------------------------------------------------------------------------------------------------
Net income, as reported                                                     $10,039    $38,498    $37,573
Add:
  Stock-based employee compensation expense included in reported net
    income, net of related tax effects                                            -      1,832      2,253
Deduct:
  Stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects                    (333)    (2,124)    (2,592)
----------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $ 9,706     38,206     37,234
----------------------------------------------------------------------------------------------------------
Earnings per share:
Basic - as reported                                                         $  0.48    $  1.85    $  1.81
Basic - pro forma                                                           $  0.46    $  1.84    $  1.79
----------------------------------------------------------------------------------------------------------
Diluted - as reported                                                       $  0.47    $  1.82    $  1.79
Diluted - pro forma                                                         $  0.46    $  1.81    $  1.78
==========================================================================================================


FUNDS HELD IN TRUST FOR INVESTORS AND MORTGAGORS -- As of December 31, 2002 and 2001, serviced mortgage loans which were owned by investors aggregated $2.01 billion and $1.34 billion, respectively. Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, aggregated approximately $86.57 million and $42.25 million at December 31, 2002 and December 31, 2001, respectively.

CASH FLOW INFORMATION -- For purposes of the consolidated and parent company only statements of cash flows, 1st Source considers cash and due from banks as cash and cash equivalents. Interest payments made by 1st Source were $86.93 million, $132.58 million and $113.28 million in 2002, 2001 and 2000, respectively. Federal income tax (receipts) payments were $(3.47) million, $19.74 million and $18.79 million in 2002, 2001 and 2000, respectively.

SEGMENT INFORMATION -- 1st Source's principal business is commercial banking and mortgage banking conducted through its wholly-owned subsidiary, Trustcorp. Trustcorp constitutes a segment by definition in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The chief operating decision makers of 1st Source rely on "operating earnings" for review of the performance and for critical decision making purposes related to Trustcorp. Operating earnings exclude gains or losses on the sale of servicing rights or impairments or increases in the value of such rights that are due to economic factors beyond the control of management. When excluding these items from operating earnings Trustcorp does not meet any of the threshold tests for reporting as a separate segment and, accordingly no disclosure is necessary in the financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS -- 1st Source occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps and forward sales. On January 1, 2001, 1st Source adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. Prior to 2001, these instruments were accounted for under the accrual basis of accounting, whereby the income or expense was recorded as a component of interest income. If a swap was terminated, the resulting gain or loss was deferred and amortized over the remaining life of the derivative.

RECENT ACCOUNTING PRONOUNCEMENTS -- Consolidation of Variable Interest
Entities: In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, 1st Source had a variable interest in a securitization trust. This trust is a qualifying special purpose entity, which is exempt from the consolidation requirements of FIN 46. 1st Source does not expect the requirements of FIN 46 to have a material impact on the results of operations, financial position, or liquidity.

Guarantees: In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for 1st Source as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by 1st Source are disclosed in Note M. 1st Source does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation: In December 2002, the FASB issued
SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS No. 123's fair value method of accounting, if a company so elects. 1st Source is reviewing SFAS No. 148 and has not yet made a decision on the adoption of the fair value method of recording stock options under SFAS No. 123.

Acquisitions of Certain Financial Institutions: In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions" was issued, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 is effective immediately and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions. Upon adoption of SFAS No. 147, the amount of unidentifiable intangible assets previously recorded was reclassified to goodwill. SFAS No. 147 also modifies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets. While SFAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance currently has no effect on 1st Source's result of operations, financial position, or liquidity. 1st Source does not have any assets subject to the specialized accounting guidance provided in SFAS No. 72 or SFAS No. 147.

Accounting for Costs Associated with Exit or Disposal Activities: SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002 and becomes effective for 1st Source beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by 1st Source for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on 1st Source's results of operations, financial position, or liquidity.

Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical
Corrections: In April 2002, SFAS No. 145 was issued, which updates, clarifies and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishments of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44 related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are expected to have little or no impact on 1st Source's results of operations, financial position, or liquidity.

Accounting for Long-Lived Assets: SFAS No. 144 was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for 1st Source on January 1, 2002 and did not have a material impact on 1st Source's results of operations, financial position, or liquidity.

Goodwill and Other Intangible Assets: On January 1, 2002, 1st Source adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives. Application of the nonamortization provisions of the statement resulted in an increase in net income of approximately $220,000 or $0.01 per common share for 2002. The standard's adoption had no impact on 1st Source's liquidity. If 1st Source had adopted SFAS No. 142 effective January 1, 2001, net income would have increased approximately $220,000 or $0.01 per common share.

Asset Retirement Obligations: In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for 1st Source beginning January 1, 2003, and its adoption is not expected to have a material impact on results of operations, financial position, or liquidity.

RECLASSIFICATIONS -- Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

Note B -- Fair Values of Financial Instruments


The fair values of 1st Source's financial instruments as of December 31, 2002 and 2001 are summarized in the table below.

                                                                              2002                           2001
                                                                   Carrying or                    Carrying or
(Dollars in thousands)                                           Contract Value Fair Value      Contract Value Fair Value
-------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                            $ 120,894    $ 120,894         $ 129,431     $ 129,431
Federal funds sold and interest bearing deposits with other banks     81,881       81,881            17,038        17,038
Securities available-for-sale                                        647,617      647,617           657,041       657,041
Trading account securities                                            13,347       13,347                 -             -
Loans, net of reserve for loan losses                              2,266,874    2,321,470         2,477,740     2,564,094
-------------------------------------------------------------------------------------------------------------------------
Liabilities:
Deposits                                                           2,712,905    2,748,490         2,882,806     2,907,716
Short-term borrowings                                                260,678      260,678           264,473       264,473
Long-term debt                                                        16,878       17,144            11,939        12,415
Guaranteed preferred beneficial interests in the Company's
  subordinated debentures                                             54,750       51,393            44,750        41,490
Off-balance-sheet instruments *                                            -         (696)                -          (691)
=========================================================================================================================
* Represents estimated cash outflows required to currently settle the obligations at current market rates.



The following methods and assumptions were used by 1st Source in estimating the fair value of its financial instruments:

CASH AND CASH EQUIVALENTS -- The carrying values reported in the consolidated statements of financial condition for cash and due from banks, federal funds sold and interest bearing deposits with other banks approximate their fair values.

SECURITIES -- Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable investments. Retained interests in securitized assets are generally valued using discounted cash flow techniques.

LOANS -- For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain real estate loans (e.g., one-to-four single family residential mortgage loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of all other loans are estimated using discounted cash flow analyses which use interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S SUBORDINATED DEBENTURES (CUMULATIVE TRUST PREFERRED SECURITIES) -- Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable securities.

GUARANTEES AND LOAN COMMITMENTS -- Contract and fair values for certain of 1st Source's off-balance-sheet financial instruments (guarantees and loan commitments) are estimated based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

OFF-BALANCE-SHEET INSTRUMENTS -- Fair values for off-balance-sheet instruments are based on the net amount necessary to currently settle the transaction.

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

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and of the assets and liabilities which are not considered financial instruments. For example, 1st Source has a substantial annual trust net fee income. Its trust operations are not considered financial instruments and their value has not been incorporated into the fair value estimates.

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

Note C -- Investment Securities

Securities available-for-sale at December 31, 2002 and 2001, are as follows:

                                                         Amortized         Gross              Gross
(Dollars in thousands)                                      Cost     Unrealized Gains   Unrealized Losses  Fair Value
----------------------------------------------------------------------------------------------------------------------
December 31, 2002
Debt securities:
  U.S. Treasury and agency securities                    $321,798         $ 5,389             $ (1)          $327,186
  Obligations of states and political subdivisions        152,001           4,054              (45)           156,010
  Mortgage-backed securities                               63,880             597              (10)            64,467
  Other securities                                         29,996              58           (2,112)            27,942
----------------------------------------------------------------------------------------------------------------------
Total debt securities                                     567,675          10,098           (2,168)           575,605
Equity securities                                          72,549           1,503           (2,040)            72,012
----------------------------------------------------------------------------------------------------------------------
Total investment securities                              $640,224         $11,601          $(4,208)          $647,617
----------------------------------------------------------------------------------------------------------------------
December 31, 2001
Debt securities:
  U.S. Treasury and agency securities                    $376,806         $ 5,019          $  (265)          $381,560
  Obligations of states and political subdivisions        141,346           2,724              (70)           144,000
  Mortgage-backed securities                               54,888             279             (132)            55,035
  Other securities                                         34,620           1,633              (13)            36,240
----------------------------------------------------------------------------------------------------------------------
Total debt securities                                     607,660           9,655             (480)           616,835
Equity securities                                          40,128           1,173           (1,095)            40,206
----------------------------------------------------------------------------------------------------------------------
Total investment securities                              $647,788         $10,828          $(1,575)          $657,041
======================================================================================================================


The contractual maturities of investments in debt securities available-for-sale at December 31, 2002, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          Amortized
December 31, 2002 (Dollars in thousands)                     Cost            Fair Value
---------------------------------------------------------------------------------------
Due in one year or less                                   $199,290            $201,694
Due after one year through five years                      239,048             245,738
Due after five years through ten years                      40,103              40,426
Due after ten years                                          1,785               1,824
Mortgage-backed securities                                  63,880              64,467
Retained interests in securitizations                       23,569              21,456
---------------------------------------------------------------------------------------
Total debt securities                                     $567,675            $575,605
=======================================================================================


Other equity securities classified as available-for-sale at December 31, 2002 and 2001 include securities such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such equity securities are considered to approximate cost.

Gross losses of $1.75 million were recognized during 2002 on securities available-for-sale. The gross loss in 2002 includes a $1.49 million impairment charge on the securitization retained interest.

At December 31, 2002 and 2001, investment securities with carrying values of $284.53 million and $301.08 million, respectively, were pledged as collateral to secure government, public and trust deposits and for other purposes.

The mortgage-backed securities held by 1st Source consist primarily of FNMA, GNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government.

Note D -- Loans to Related Parties

1st Source and its subsidiaries have extended, and expect to extend in the future, loans to officers and directors of 1st Source and its subsidiaries and to their associates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amount of these loans was $22.84 million and $18.56 million at December 31, 2002 and 2001, respectively. During 2002, $18.13 million of new loans were made and repayments and other reductions totaled $13.85 million.

Note E -- Reserve for Loan Losses

At December 31, 2002 and 2001, nonaccrual and restructured loans, substantially all of which are collateralized, are $35.66 million and $35.83 million, respectively. Interest income for the years ended December 31, 2002, 2001 and 2000 would have increased by approximately $2.63 million, $2.82 million and $1.86 million, respectively, if these loans had earned interest at their full contract rate.

As of December 31, 2002 and 2001, impaired loans totaled $60.10 million and $45.40 million, respectively, of which $27.35 million and $27.70 million had corresponding specific reserves for loan losses totaling $10.04 million and $6.94 million, respectively. The remaining balances of impaired loans had no specific reserves for loan losses associated with them. As of December 31, 2002, a total of $33.13 million of the impaired loans are nonaccrual loans. For 2002, 2001 and 2000 the average recorded investment in impaired loans was $64.30 million, $45.69 million and $34.92 million, respectively, and interest income recognized on impaired loans totaled $2.84 million, $3.40 million and $1.98 million, respectively.

Changes in the reserve for loan losses for each of the three years ended December 31 are shown below.


(Dollars in thousands)                                                    2002        2001        2000
--------------------------------------------------------------------------------------------------------
Balance, beginning of year                                             $ 57,624    $ 44,644    $ 40,210
Provision for loan losses                                                39,657      25,745      11,836
Charge-offs, net of recoveries of $3,658 in 2002, $971 in 2001
  and $1,673 in 2000                                                    (38,063)    (13,361)     (7,402)
Reserves related to loans acquired                                            -         596           -
--------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $ 59,218    $ 57,624    $ 44,644
========================================================================================================


Note F -- Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

December 31 (Dollars in thousands)                        2002                2001
------------------------------------------------------------------------------------
Land                                                    $  6,905           $  6,789
Buildings and improvements                                39,756             39,435
Furniture and equipment                                   32,548             29,317
------------------------------------------------------------------------------------
Total premises and equipment                              79,209             75,541
Accumulated depreciation and amortization                (38,310)           (33,618)
------------------------------------------------------------------------------------
Net premises and equipment                              $ 40,899           $ 41,923
====================================================================================


Note G -- Long-Term Debt

Details of long-term debt are as follows:

December 31 (Dollars in thousands)                        2002                2001
-----------------------------------------------------------------------------------
Term loan*                                              $ 15,000           $ 10,000
Federal Home Loan Bank borrowings (5.04% - 6.98%)          1,209              1,010
Other                                                        669                929
-----------------------------------------------------------------------------------
Total long-term debt                                    $ 16,878           $ 11,939
===================================================================================
* Fixed rate at December 31, 2002 and 2001, was 4.76% and 7.40%, respectively.
  Variable rate at December 31, 2002 was 3.11%.

Annual maturities of long-term debt outstanding at December 31, 2002 for the next five years beginning in 2003 are as follows (in thousands): $467, $60, $91, $131 and $15,076.

At December 31, 2002, the term loan included $10 million contractually based on a fixed interest rate of 4.76% and $5 million contractually based on a variable interest rate. Interest is payable quarterly with principal due at the October 31, 2007 maturity. The Term Loan Agreement contains, among other provisions, certain covenants relating to existence and mergers, capital structure and financial requirements.

At December 31, 2002, the Federal Home Loan Bank borrowings represent a source of funding for certain residential mortgage activities and consist of six fixed rate notes with maturities ranging from 2003 to 2022. These notes are collateralized by $1.94 million of certain real estate loans.

Note H -- Common Stock

1st Source has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on a disclosure basis only. The disclosure requirements include reporting the pro forma effect on net income and net income per share of compensation expense attributable to the fair value of stock options and other stock-based compensation which have been issued to employees under the Stock Option Plans and the Employee Stock Purchase Plan. 1st Source is following APB No. 25 in accounting for these plans. In addition, the Executive Incentive Plan (including annual and special long-term awards) and the Restricted Stock Award Plan are also accounted for under the provisions of APB No. 25. Compensation cost charged against income for these plans was $0, $2.95 million and $3.64 million for the years ended December 31, 2002, 2001 and 2000, respectively.

STOCK OPTION PLANS -- 1st Source's incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan"), the 2001 Stock Option Plan (the "2001 Plan") and a certain other stock option agreement which became effective January 1, 1992. As of December 31, 2002, an aggregate 2,758,582 shares of common stock are reserved for issuance under the above plans. Under the 2001 Plan, the exercise price of each option equals the market price of 1st Source stock on the date of grant, and an option's term generally is 10 years, except for reload options, which are given the remaining term of the original grant.
Options under the 2001 Plan generally vest in one to six years from date of grant. Options are granted on a discretionary basis by the Executive Compensation Committee (the "Committee") of the 1st Source Board of Directors.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the option pricing model for options granted in each of the last two years: a risk-free interest rate of 3.61% for 2002 and 4.91% for 2001; an expected dividend yield of 1.74% for 2002 and 1.77% for 2001; an expected volatility factor of 35.32% for 2002 and 30.63% for 2001; and an expected option life of 5.29 years for 2002 and 6.51 years for 2001.


The following table is a summary of the activity with respect to 1st Source's stock option plans for the years ended December 31, 2000, 2001 and 2002:

                                                      Number of      Weighted-Average
                                                       Shares         Exercise Price
--------------------------------------------------------------------------------------
Options outstanding, January 1, 2000                  1,010,890           $17.09
--------------------------------------------------------------------------------------
Options granted                                               -                -
Options exercised                                       (37,783)            8.35
Options forfeited                                        (5,927)           13.90
--------------------------------------------------------------------------------------
Options outstanding, December 31, 2000                  967,180            17.47
--------------------------------------------------------------------------------------
Options granted                                          53,608            21.85
Options exercised                                       (40,928)            9.09
Options forfeited                                        (2,212)           10.60
--------------------------------------------------------------------------------------
Options outstanding, December 31, 2001                  977,648            18.07
--------------------------------------------------------------------------------------
Options granted                                          23,673            19.93
Options exercised                                      (175,039)            7.59
Options forfeited                                             -                -
--------------------------------------------------------------------------------------
Options outstanding, December 31, 2002                  826,282            20.34
--------------------------------------------------------------------------------------
Options exercisable, December 31, 2002                  768,338           $20.26
======================================================================================


The following table summarizes information about stock options outstanding at December 31, 2002:

                                                  Options Outstanding                          Options Exercisable
                                    --------------------------------------------          ------------------------------
                                                   Weighted-Average
                                                    Exercise Price
                                   Number of    Remaining Contractual   Weighted-Average  Number of    Weighted-Average
Range of Exercise Prices             Shares            Life (Years)      Exercise Price    Shares       Exercise Price
------------------------------------------------------------------------------------------------------------------------
$ 5.00 to $11.99                    198,390              1.70                $ 6.85        198,390           $ 6.85
$12.00 to $29.99                    269,520              4.98                 15.95        212,789            14.52
$30.00 to $31.99                    358,372              5.55                 31.12        357,159            31.12
========================================================================================================================


EMPLOYEE STOCK PURCHASE PLAN -- 1st Source also has an employee stock purchase plan for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 3, 2002 and runs through June 1, 2004, with $325,368 in stock value to be purchased at $22.85 per share. The fair value of the employees' purchase rights for the 2000, 2001 and 2002 offerings was estimated using the Black-Scholes model. The following assumptions were used in the model in each of the last three years: a risk-free interest rate of 3.19% for 2002 and 4.22% for 2001 and 6.61% for 2000; an expected dividend yield of 1.52% for 2002 and 1.86% for 2001 and 1.08% for 2000; an expected volatility factor of 43.07% for 2002 and 40.69% for 2001 and 18.23% for 2000; and an expected life of 2.00 years for 2002, 2001 and 2000.

Pro forma net income and diluted net income per common share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123 for the stock option and employee stock purchase plans, are as follows:



                                           2002             2001           2000
-----------------------------------------------------------------------------------
Net income (dollars in thousands) :
  As reported                            $10,039          $38,498        $37,573
  Pro forma                                9,706           38,206         37,234
Diluted net income per common share:
  As reported                            $  0.47          $  1.82        $  1.79
  Pro forma                                 0.46             1.81           1.78
===================================================================================


EXECUTIVE INCENTIVE PLAN -- 1st Source's Executive Incentive Plan is also administered by the Committee. Awards under the plan include "Book Value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability or termination of employment. Grants under the plan for 2002, 2001 and 2000 are summarized at the top of page 34.

                                                2002         2001         2000
--------------------------------------------------------------------------------
Number of shares                               59,824       51,168       62,492
Weighted-average grant-date fair value         $14.73       $13.07       $11.46
================================================================================

SPECIAL LONG-TERM INCENTIVE AWARD -- During February 2001 and February 1996, 1st Source granted special long-term incentive awards, including 1st Source common stock, to participants in the Executive Incentive Plan. Shares granted under the plan vest over a period of ten years. The first 10% was vested at the time of the grants. Subsequent vesting requires (i) the participant to remain an employee of 1st Source and (ii) that 1st Source be profitable on an annual basis, based on the determination of the Committee.

RESTRICTED STOCK AWARD PLAN -- 1st Source also has a restricted stock award plan for key employees. Awards under the plan are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the plan vest over a five to ten-year period and vesting is based upon meeting certain criteria, including continued employment by 1st Source. Grants under the plan for 2002, 2001 and 2000 are summarized below:

                                                2002         2001         2000
--------------------------------------------------------------------------------
Number of shares                                1,000       22,737        2,481
Weighted-average grant-date fair value         $22.89       $22.13       $18.50
================================================================================

Note I -- Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures

Wholly-owned subsidiary trusts of 1st Source have issued $54.75 million of preferred securities and, in turn, purchased $56.44 million of 1st Source junior subordinated debentures. The trusts hold the junior subordinated debentures of the parent company, which are the only assets of the trusts. Both the debentures and related income statement effects are eliminated in 1st Source's consolidated financial statements.

The parent company has entered into contractual arrangements that, taken collectively and in the aggregate, constitute a full and unconditional guarantee by the parent company of the trusts' obligations under the preferred securities issued. The preferred securities and related debentures are summarized as follows at December 31, 2002:


                                                Preferred   Principal Amount  Interest Maturity
(Dollars in thousands)                          Securities    of Debentures     Rate     Date
------------------------------------------------------------------------------------------------
March 1997 issuance-fixed rate                    $27,500        $28,351        9.00%  03/31/27
March 1997 issuance-floating rate                  17,250         17,783        3.41%  03/31/27
November 2002 issuance-floating rate               10,000         10,310        6.95%  11/15/32
------------------------------------------------------------------------------------------------
Total                                             $54,750        $56,444
================================================================================================


The March 1997 issuance interest rate is equal to the sum of the three-month Treasury adjusted to a constant maturity, plus 2.25%. The November 2002 issuance interest rate is fixed at 6.95% until November 15, 2007, at which time it will become floating at an interest rate equal to LIBOR, plus 3.35%.

Note J -- Employee Benefit Plans

1st Source maintains a defined contribution money purchase pension plan covering the majority of its employees. Contributions to the plan are based on 2% of participants' eligible compensation. For the years ended December 31, 2002, 2001 and 2000, total pension expense for this plan amounted to $704,000, $599,000 and $506,000, respectively.

1st Source also maintains a defined contribution profit sharing and savings plan covering the majority of its employees. The plan allows eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. 1st Source is required under the plan to match 100% of participant contributions up to 4% of compensation and one-half of any additional participant contributions up to 6% of compensation, provided that 1st Source is profitable for the respective plan year. 1st Source may also make discretionary contributions to the plan, depending on its profitability. Contribution expense for this plan for the years ended December 31, 2002, 2001 and 2000, amounted to $1.88 million, $1.89 million and $1.68 million, respectively.

Trustcorp contributes to a defined contribution plan for all of its employees who meet the general eligibility requirements of the plan. Contribution expense for this plan for the years ended December 31, 2002, 2001 and 2000, amounted to $145,000, $320,000 and $160,000, respectively.

In addition to the pension and profit sharing plans, 1st Source provides certain health care and life insurance benefits for substantially all of its retired employees. All of 1st Source's full-time employees become eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. Generally, the medical plan pays a stated percentage of eligible medical expenses reduced for any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and $3,000 for life insurance.

1st Source's accrued postretirement benefit cost and net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 were not material.

Note K   Income Taxes

Income tax expense is comprised of the following:


(Dollars in thousands)                           2002             2001             2000
-----------------------------------------------------------------------------------------
Current:
  Federal                                     $(12,133)        $ 14,714         $ 13,838
  State                                         (1,952)           2,736            1,714
-----------------------------------------------------------------------------------------
Total current                                  (14,085)          17,450           15,552
-----------------------------------------------------------------------------------------
Deferred:
  Federal                                       13,616            2,128            2,302
  State                                          1,835              131              711
-----------------------------------------------------------------------------------------
Total deferred                                  15,451            2,259            3,013
-----------------------------------------------------------------------------------------
Total provision                               $  1,366         $ 19,709         $ 18,565
=========================================================================================




Deferred tax assets and liabilities as of December 31, 2002 and 2001 consisted of the following:

(Dollars in thousands)                                                                             2002            2001
----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for loan losses                                                                       $ 28,041        $ 25,252
  Accruals for employee benefits                                                                   3,379           3,466
  Other                                                                                              590             619
----------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                         32,010          29,337
----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Differing depreciable bases in premises and leased equipment                                    33,897          19,902
  Mortgage servicing                                                                               7,961           6,560
  Net unrealized gains on securities available-for-sale                                            2,804           3,517
  Asset securitization                                                                             4,085             818
  Differing bases in assets related to acquisitions                                                  839             504
  Other                                                                                              279             440
----------------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                                    49,865          31,741
----------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                                      $ 17,855        $  2,404
============================================================================================================================

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35 percent) to income before income taxes are as follows:




                                                            2002                2001               2000
                                                               Percent of         Percent of         Percent of
                                                                 Pretax             Pretax             Pretax
Year Ended December 31 (Dollars in thousands)           Amount   Income     Amount  Income     Amount  Income
----------------------------------------------------------------------------------------------------------------
Statutory federal income tax                           $ 3,992    35.0%    $20,372   35.0%    $19,648   35.0%
(Decrease) increase in income taxes resulting from:
  Tax-exempt interest income                            (2,069)  (18.1)     (2,195)  (3.8)     (2,403)  (4.3)
  State taxes, net of federal income tax benefit           (76)   (0.7)      1,863    3.2       1,576    2.8
  Other                                                   (481)   (4.2)       (331)  (0.5)       (256)  (0.4)
----------------------------------------------------------------------------------------------------------------
Total                                                  $ 1,366    12.0%    $19,709   33.9%    $18,565   33.1%
================================================================================================================
The tax expense (benefit) applicable to securities gains and losses for the years 2002, 2001 and 2000 was
$(1,076,000), $166,000 and $883,000, respectively.




The following is a summary of the income tax effect allocated to other comprehensive income:


                                                 2002                           2001                         2000
Year Ended December 31               Before-Tax   Tax   Net-of-Tax Before-Tax   Tax   Net-of-Tax Before-Tax   Tax   Net-of-Tax
(Dollars in thousands)                 Amount   Expense   Amount     Amount   Expense   Amount     Amount   Expense    Amount
------------------------------------------------------------------------------------------------------------------------------
Unrealized gains on
  available-for-sale
  securities (including effect
  of change in
  accounting principle)              $   977   $  440    $   537     $5,958   $2,299    $3,659     $9,248    $3,747    $5,501
Less, reclassification adjustment
  for losses realized in net income    2,836    1,278      1,558        439      169       270      2,328       943     1,385
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (losses) income  $(1,859)  $ (838)   $(1,021)    $5,519   $2,130    $3,389     $6,920    $2,804    $4,116
==============================================================================================================================


Note L -- Leases

1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. The headquarters building is leased for a remaining term of 9 years with options to renew for up to 15 additional years. Approximately 30% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately $2.59 million in 2003, $2.19 million in 2004, $1.59 million in 2005, $1.37 million in 2006, $1.26 million in 2007 and $5.41 million thereafter. As of December 31, 2002, future minimum rentals to be received under noncancellable subleases totaled $3.70 million.

Rental expense of office premises and equipment and related sublease income were as follows:


Year Ended December 31 (Dollars in thousands)              2002             2001              2000
----------------------------------------------------------------------------------------------------
Gross rental expense                                      $ 3,184          $ 2,866           $ 2,817
Sublease rental income                                     (1,479)          (1,340)           (1,416)
----------------------------------------------------------------------------------------------------
Net rental expense                                        $ 1,705          $ 1,526           $ 1,401
====================================================================================================

Note M -- Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

1st Source's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. 1st Source uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Trustcorp and the Bank grant mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.

Letters of credit are conditional commitments issued by 1st Source to guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

As of December 2002 and 2001, 1st Source and its subsidiaries had commitments outstanding to originate and purchase loans aggregating $364.00 million and $366.00 million, respectively. Outstanding commitments to sell loans aggregated $240.00 million at December 31, 2002 and $228.00 million at December 31, 2001. Standby letters of credit totaled $117.21 million and $114.12 million at December 31, 2002 and 2001, respectively. Standby letters of credit have terms ranging from six months to one year.

Note N -- Regulatory Matters

1st Source is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on 1st Source's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, 1st Source must meet specific capital guidelines that involve quantitative measures of 1st Source's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. 1st Source's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require 1st Source to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002, that 1st Source meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the federal bank regulators categorized the Bank, the largest of 1st Source's subsidiaries, as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" 1st Source must maintain minimum total riskbased, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes will have changed the institution's category.

The actual capital amounts and ratios of 1st Source and its largest subsidiary, the Bank, are presented in the table below:


                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                        Minimum Capital        Prompt Corrective
                                                     Actual                 Adequacy           Action Provisions
(Dollars in thousands)                          Amount     Ratio       Amount      Ratio       Amount      Ratio
------------------------------------------------------------------------------------------------------------------
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets):
  Consolidated                                 $368,439    13.19%     $223,394     8.00%     $279,243      10.00%
  1st Source Bank                               334,202    12.10       220,906     8.00       276,132      10.00
Tier I Capital (to Risk-Weighted Assets):
  Consolidated                                  331,695    11.88       111,697     4.00       167,546       6.00
  1st Source Bank                               298,276    10.80       110,453     4.00       165,679       6.00
Tier I Capital (to Average Assets):
  Consolidated                                  331,695     9.49       139,831     4.00       174,789       5.00
  1st Source Bank                               298,276     8.79       135,745     4.00       169,681       5.00
==================================================================================================================


The Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2002 and 2001 was approximately $4.75 million and $2.54 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank can pay dividends in 2003 of $65.54 million, plus an additional amount equal to its net profits for 2003, as defined by statute, up to the date of any such dividend declaration.

Note O -- Commitments and Contingent Liabilities

1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on 1st Source's consolidated financial position.

Note P -- Branch Acquisitions

During 2001, the Bank acquired a total of 17 branch offices; two in Michigan, two in Northwestern Indiana and 13 in the Fort Wayne, Indiana market area. In addition to the fixed assets, the purchases included $322 million of deposits. The core deposits and other intangibles associated with the acquisitions total $11.60 million and are being amortized on an accelerated basis over approximately 5 years. The goodwill of $16.82 million will be subject to annual impairment tests in accordance with SFAS No. 142.


Note Q -- 1st Source Corporation (Parent Company Only) Financial Information

Statements of Financial Condition

December 31 (Dollars in thousands)                                      2002                 2001
------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                              $        2             $        2
Short-term investments with bank subsidiary                            5,079                  4,412
Investment securities, available-for-sale
  (amortized cost of $26,884 and $15,446 at December 31, 2002
  and 2001, respectively)                                             27,595                 15,599
Investments in:
  Bank subsidiaries                                                  328,124                319,009
  Non-bank subsidiaries                                               10,700                 11,092
Loan receivables:
  Non-bank subsidiaries                                                5,000                  9,096
Premises and equipment, net                                            4,288                  4,627
Other assets                                                           5,903                  6,377
------------------------------------------------------------------------------------------------------
Total assets                                                      $  386,691             $  370,214
======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper borrowings                                       $    3,437             $    4,992
Other liabilities                                                      2,130                  2,528
Long-term debt                                                        71,695                 56,504
------------------------------------------------------------------------------------------------------
Total liabilities                                                     77,262                 64,024
Shareholders' equity                                                 309,429                306,190
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $  386,691             $  370,214
======================================================================================================

Statements of Income

Year Ended December 31 (Dollars in thousands)                  2002             2001          2000
------------------------------------------------------------------------------------------------------
Income:
  Dividends from bank and non-bank subsidiaries              $ 7,578         $ 17,593       $ 8,260
  Rental income from subsidiaries                              2,763            2,697         2,664
  Other                                                          647            1,759         2,937
------------------------------------------------------------------------------------------------------
Total income                                                  10,988           22,049        13,861
------------------------------------------------------------------------------------------------------
Expenses:
  Interest on long-term debt                                   4,078            4,430         4,748
  Interest on commercial paper and other short-term borrowings    66              537           800
  Rent expense                                                 1,059            1,065         1,059
  Other                                                        1,666            1,998         2,272
------------------------------------------------------------------------------------------------------
Total expenses                                                 6,869            8,030         8,879
------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in
  undistributed income of subsidiaries                         4,119           14,019         4,982
Income tax benefit                                             1,332            1,508         1,273
------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiaries   5,451           15,527         6,255
Equity in undistributed income of subsidiaries:
  Bank subsidiaries                                           10,158           21,978        28,959
  Non-bank subsidiaries                                       (5,570)             993         2,359
------------------------------------------------------------------------------------------------------
Net income                                                   $10,039         $ 38,498       $37,573
======================================================================================================


Statements of Cash Flows

Year Ended December 31 (Dollars in thousands)                                          2002              2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                          $ 10,039           $ 38,498         $ 37,573
Adjustments to reconcile net income to net cash provided by operating activities
  Equity in undistributed income of subsidiaries                                      (4,588)           (22,971)         (31,318)
  Depreciation of premises and equipment                                                 346                341              336
  Realized and unrealized investment securities losses (gains)                         1,349                645             (367)
  Other                                                                                3,949              1,545            2,850
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             11,095             18,058            9,074
----------------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds from sales and maturities of investment securities                          6,625              2,829            1,050
  Purchases of investment securities                                                 (19,425)            (3,325)          (1,260)
  Net change in premises and equipment                                                   184               (281)            (266)
  (Increase) decrease in short-term investments with bank subsidiary                    (667)             1,991           (2,415)
  Decrease (increase) in loans made to subsidiaries, net                               4,096                (14)             (82)
  Capital contributions to subsidiaries                                               (5,501)            (1,000)               -
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                  (14,688)               200           (2,973)
----------------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net (decrease) increase in commercial paper and other short-term borrowings         (1,555)            (9,763)           5,950
  Proceeds from issuance of subordinated notes                                        10,310                  -                -
  Proceeds from issuance of long-term debt                                            15,048                217                2
  Payments on long-term debt                                                         (10,169)              (101)             (92)
  Acquisition of treasury stock                                                       (2,504)            (1,308)          (4,990)
  Cash dividends                                                                      (7,537)            (7,298)          (6,956)
  Other                                                                                    -                (10)              (9)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    3,593            (18,263)          (6,095)
----------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                           0                 (5)               6
Cash and cash equivalents, beginning of year                                               2                  7                1
Cash and cash equivalents, end of year                                              $      2           $      2         $      7
==================================================================================================================================


Report of Independent Auditors

To the Board of Directors and Shareholders of 1st Source Corporation:

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Ernst & Young LLP

Columbus, Ohio
February 10, 2003

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the caption "Proposal Number 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2003 Proxy Statement is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION.

The information under the caption "Remuneration of Executive Officers" of the 2003 Proxy Statement is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2003 Proxy Statement is incorporated herein by reference. The information under the caption "Equity Compensation Plan Information" of the 2003 Proxy Statement is herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Proposal Number 1: Election of Directors" of the 2003 Proxy Statement is incorporated herein by reference.

                       ITEM 14. CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the date of this report, 1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that 1st Source's disclosure controls and procedures are effective in timely alerting them to material information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

(b) Subsequent to the date of this evaluation, there have been no changes in 1st Source's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require 1st Source to take corrective actions.

                                    PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules:

    The following Financial Statements and Supplementary Data are filed as part of this annual report:

        Consolidated statements of financial condition -- December 31, 2002 and 2001

        Consolidated statements of income -- Years ended December 31, 2002, 2001 and 2000

        Consolidated statements of shareholders' equity -- Years ended December 31, 2002, 2001 and 2000

        Consolidated statements of cash flows -- Years ended December 31, 2002, 2001 and 2000

        Notes to consolidated financial statements -- December 31, 2002, 2001 and 2000

        Report of Ernst & Young LLP, Independent Auditors

    Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K -- None filed during the fourth quarter of 2002.

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     3(a) Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

     3(b) By-Laws of Registrant, as amended April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     4(a) Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

     4(b)(1) Form of 9% Cumulative Trust Preferred Securities Indenture, dated
             March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     4(b)(2) Form of 9% Cumulative Trust Preferred Securities Trust Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     4(b)(3) Form of 9% Cumulative Trust Preferred Securities Guarantee
             Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     4(c)(1) Form of Floating Rate Cumulative Trust Preferred Securities
             Indenture, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     4(c)(2) Form of Floating Rate Cumulative Trust Preferred Securities Trust
             Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     4(c)(3) Form of Floating Rate Cumulative Trust Preferred Securities
             Guarantee Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     4(d) Agreement to Furnish Long-term Debt Instruments, dated February 11, 2003, filed as an exhibit to Form 10-K, dated December 31, 2002, and attached hereto.

     10(a)(1) Employment Agreement of Christopher J. Murphy III, dated April 16,
              1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     10(a)(2) Employment Agreement of Wellington D. Jones III, dated April 16,
              1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     10(a)(3) Employment Agreement of Allen R. Qualey, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     10(a)(4) Employment Agreement of Larry E. Lentych, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     10(a)(5) Employment Agreement of Richard Q. Stifel, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     10(a)(6) Employment Agreement of John B. Griffith, dated March 31, 2001, filed as exhibit to Form 10-K, dated December 31, 2002, and attached hereto.

     10(b) 1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     10(c) 1st Source Corporation 1982 Executive Incentive Plan, amended December 5, 2002, and filed as exhibit to Form S-8, dated December 6, 2002, and incorporated herein by reference.

     10(d) 1st Source Corporation 1982 Restricted Stock Award Plan, amended December 5, 2002, and filed as exhibit to Form S-8, dated December 6, 2002, and incorporated herein by reference.

     10(e) 1st Source Corporation 2001 Stock Option Plan, filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.

     10(f) 1st Source Corporation Non-Qualified Stock Option Agreement with Christopher J. Murphy III, dated January 1, 1992, as amended December 11, 1997, filed as an exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     10(g)(1) 1st Source Corporation 1992 Stock Option Plan, dated April 23,
              1992, as amended December 11, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     10(g)(2) An amendment to 1st Source Corporation 1992 Stock Option Plan, dated July 18, 2000, and filed as exhibit to Form 10-K, dated December 31, 2000, and incorporated herein by reference.

     10(h) 1st Source Corporation 1998 Performance Compensation Plan, dated February 19, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     10(i) Consulting Agreement of Ernestine M. Raclin, dated April 14, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     21 Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

                                     Name                         Jurisdiction
                                     ----                         ------------
                 1st Source Bank                                     Indiana
                 SFG Equipment Leasing, Inc.*                        Indiana
                 1st Source Insurance, Inc.*                         Indiana
                 1st Source Specialty Finance, Inc.*                 Indiana
                 FBT Capital Corporation (Inactive)                  Indiana
                 1st Source Leasing, Inc.                            Indiana
                 1st Source Capital Corporation*                     Indiana
                 Trustcorp Mortgage Company                          Indiana
                 1st Source Capital Trust I                          Delaware
                 1st Source Capital Trust II                         Delaware
                 1st Source Capital Trust III                        Delaware
                 Michigan Transportation Finance Corporation*        Michigan
                 1st Source Intermediate Holding, LLC                Delaware
                 1st Source Funding, LLC                             Delaware
                 1st Source Corporation Investment Advisors, Inc.*   Indiana
                 SFG Commercial Aircraft Leasing, Inc.*              Indiana
                 SFG Equipment Leasing Corporation I*                Indiana
                 *Wholly-owned subsidiaries of 1st Source Bank

     23(a)    Consent of Ernst & Young LLP, Independent Auditors.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto.

(d) Financial Statement Schedules -- None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            1st SOURCE CORPORATION

                            By /s/ CHRISTOPHER J. MURPHY III
                               -------------------------------------------------
                               Christopher J. Murphy III, Chairman of the Board, President and Chief Executive Officer

Date: February 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                   Title                   Date

/s/ CHRISTOPHER J. MURPHY III    Chairman of the Board,     February 26, 2003
-----------------------------    President and Chief
Christopher J. Murphy III        Executive Officer


/s/ WELLINGTON D. JONES III      Executive Vice President   February 26, 2003
-----------------------------    and Director
Wellington D. Jones III

/s/ LARRY E. LENTYCH             Treasurer, Chief Financial February 26, 2003
-----------------------------    Officer and Principal
Larry E. Lentych                 Accounting Officer

/s/ JOHN B. GRIFFITH             Secretary                  February 26, 2003
-----------------------------    and General Counsel
John B. Griffith

/s/ E. WILLIAM BEAUCHAMP, c.s.c. Director                   February 26, 2003
--------------------------------
Reverend E. William Beauchamp, C.S.C.

/s/ DANIEL B. FITZPATRICK        Director                   February 26, 2003
-----------------------------
Daniel B. Fitzpatrick

/s/ LAWRENCE E. HILER            Director                   February 26, 2003
-----------------------------
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON           Director                   February 26, 2003
-----------------------------
William P. Johnson

/s/ REX MARTIN                   Director                   February 26, 2003
-----------------------------
Rex Martin

/s/ DANE A. MILLER               Director                   February 26, 2003
-----------------------------
Dane A. Miller

/s/ TIMOTHY K. OZARK             Director                   February 26, 2003
-----------------------------
Timothy K. Ozark

/s/ RICHARD J. PFEIL             Director                   February 26, 2003
-----------------------------
Richard J. Pfeil

/s/ CLAIRE C. SKINNER            Director                   February 26, 2003
-----------------------------
Claire C. Skinner

/s/ TOBY S. WILT                 Director                   February 26, 2003
-----------------------------
Toby S. Wilt

                                 CERTIFICATIONS

I, Christopher J. Murphy, III, certify that:

1.   I have reviewed this annual report on Form 10-K of 1st Source Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

By /s/ CHRISTOPHER J. MURPHY III
  ----------------------------------------------------
   Christopher J. Murphy III, Chief Executive Officer

                                 CERTIFICATIONS

I, Larry E. Lentych, certify that:

1.   I have reviewed this annual report on Form 10-K of 1st Source Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

By /s/ LARRY E. LENTYCH
  --------------------------------------------
   Larry E. Lentych, Chief Financial Officer