Form 10-Q
period 2003-03-31
1ST SOURCE CORP
filed 2003-04-30
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             March 31, 2003
                                   ----------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from____________to________________
     Commission file number 0-6233

                             1st SOURCE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        INDIANA                                       35-1068133
--------------------------------                  --------------------
(State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

100 North Michigan Street              South Bend, Indiana             46601
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (574) 235-2702
              (Registrant's telephone number, including area code)


                                 Not Applicable
               ----------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes _X_      No______


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes _X_    No ______

Number of shares of common stock outstanding as of March 31, 2003 - 21,071,759 shares.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
Item 1.         Financial Statements (Unaudited)
                          Consolidated statements of financial condition --
                          March 31, 2003, and December 31, 2002                                        3
                          Consolidated statements of income --
                          three months ended March 31, 2003 and 2002                                   4
                          Consolidated statements of cash flows --
                          three months ended March 31, 2003 and 2002                                   5
                          Notes to the Consolidated Financial Statements                               6
Item 2.         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                    9
Item 3.         Quantitative and Qualitative Disclosures About Market Risk                            15
Item 4.         Controls and Procedures                                                               15

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings                                                                     16
Item 2.         Changes in Securities                                                                 16
Item 3.         Defaults Upon Senior Securities                                                       16
Item 4.         Submission of Matters to a Vote of Security Holders                                   16
Item 5.         Other Information                                                                     16
Item 6(a).      Exhibits                                                                              16
           Exhibit 99.1   Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                                    Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
           Exhibit 99.2   Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                                    Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
Item 6(b).      Reports on Form 8-K                                                                   16

SIGNATURES                                                                                            17

CERTIFICATIONS                                                                                        18




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)
                                                                             March 31,                December 31,
ASSETS                                                                       2003                     2002
                                                                           -----------                ----------
Cash and due from banks                                                    $  125,880                 $   120,894
Federal funds sold and
    interest bearing deposits with other banks                                  1,693                      81,881
Investment securities available-for-sale, at fair value:
    (amortized cost of $651,935 and $640,224
    at March 31, 2003 and December 31, 2002)                                  659,010                     647,617
Trading account securities                                                     13,539                      13,347
Loans - net of unearned discount
    Commercial and agricultural                                               430,379                     428,367
    Truck and automobile financing                                            450,574                     445,195
    Aircraft financing                                                        295,428                     323,802
    Construction equipment financing                                          290,341                     303,126
    Loans secured by real estate                                              548,487                     567,950
    Mortgages held for sale                                                   146,932                     146,640
    Consumer loans                                                            101,704                     111,012
                                                                         ------------                ------------
Total Loans                                                                 2,263,845                   2,326,092
    Reserve for loan losses                                                   (61,843)                    (59,218)
                                                                         -----------                 -----------
Net loans                                                                   2,202,002                   2,266,874

Equipment owned under operating leases,
    net of accumulated depreciation                                            87,157                      93,893
Net premises and equipment                                                     40,120                      40,899
Other assets                                                                  146,445                     142,063
                                                                         ------------                ------------

Total assets                                                               $3,275,846                  $3,407,468
                                                                           ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest bearing                                                   $   425,924                 $   419,289
    Interest bearing                                                        2,171,132                   2,293,616
                                                                           ----------                  ----------
Total deposits                                                              2,597,056                   2,712,905

Federal funds purchased and securities
    sold under agreements to repurchase                                       199,538                     212,040
Other short-term borrowings                                                    40,327                      48,638
Long-term debt                                                                 17,390                      16,878
Guaranteed preferred beneficial interests
    in the Company's subordinated debentures                                   54,750                      54,750
Other liabilities                                                              53,243                      52,828
                                                                        -------------                ------------
Total liabilities                                                           2,962,304                   3,098,039

Shareholders' equity:
    Preferred stock-no par value                                                    -                           -
    Common stock-no par value                                                   7,578                       7,579
    Capital surplus                                                           214,001                     214,001
    Retained earnings                                                          93,123                      90,897
    Cost of common stock in treasury                                           (5,552)                     (7,637)
    Accumulated other comprehensive income                                      4,392                       4,589
                                                                       --------------                ------------
    Total shareholders' equity                                                313,542                     309,429
                                                                         ------------                ------------

Total liabilities and shareholders' equity                                 $3,275,846                  $3,407,468
                                                                           ==========                  ==========

The accompanying notes are a part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF INCOME
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands, except per share amounts)
                                                                        Three Months Ended March 31,
                                                                      2003                        2002
                                                                   ----------                  ----------
Interest and fee income:
   Loans                                                            $  36,610                  $   45,190
   Investment securities:
     Taxable                                                            4,534                       5,736
     Tax-exempt                                                         1,435                       1,542
     Other                                                                150                          71
                                                                   ----------                  ----------

Total interest income                                                  42,729                      52,539

Interest expense:
   Deposits                                                            13,771                      19,679
   Short-term borrowings                                                1,264                       1,317
   Guaranteed preferred beneficial interests in the
     Company's subordinated debentures                                    940                         791
   Long-term debt                                                         198                         211
                                                                   ----------                  ----------

Total interest expense                                                 16,173                      21,998
                                                                   ----------                  ----------

Net interest income                                                    26,556                      30,541
Provision for loan losses                                               5,550                      11,809
                                                                   ----------                  ----------

Net interest income after
   provision for loan losses                                           21,006                      18,732

Noninterest income:
   Trust fees                                                           2,640                       2,660
   Service charges on deposit accounts                                  3,724                       3,471
   Loan servicing and sale income                                       3,206                       2,455
   Equipment rental income                                              6,771                       7,280
   Other income                                                         3,978                       3,304
   Investment securities and other investment (losses)                   (280)                       (488)
                                                                   ----------                  ----------

Total noninterest income                                               20,039                      18,682
                                                                   ----------                  ----------

Noninterest expense:
   Salaries and employee benefits                                      17,247                      16,578
   Net occupancy expense                                                1,864                       1,702
   Furniture and equipment expense                                      2,641                       2,729
   Depreciation - leased equipment                                      5,358                       6,147
   Supplies and communications                                          1,511                       1,667
   Business development and marketing expense                             709                         600
   Other expense                                                        5,472                       2,822
                                                                   ----------                  ----------

Total noninterest expense                                              34,802                      32,245
                                                                   ----------                  ----------

Income before income taxes                                              6,243                       5,169
Income taxes                                                            1,783                         961
                                                                   ----------                  ----------

Net income                                                      $       4,460                $      4,208
                                                                =============                ============

Other comprehensive income, net of tax:
   Change in unrealized appreciation (depreciation) of
     available-for-sale securities                                      (197)                     (2,353)
                                                                   ----------                  ----------

Total comprehensive income                                      $       4,263                $      1,855
                                                                =============                ============

Per common share:
   Basic net income per common share                           $         0.21              $         0.20
                                                               ==============              ==============
   Diluted net income per common share                         $         0.21              $         0.20
                                                               ==============              ==============
   Dividends                                                    $       0.090               $       0.090
                                                                =============               =============
Basic weighted average common shares outstanding                   21,000,317                  20,867,694
                                                                   ==========                  ==========
Diluted weighted average common shares outstanding                 21,331,419                  21,242,149
                                                                   ==========                  ==========

The accompanying notes are a part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
1st Source Corporation and Subsidiaries
(Unaudited - Dollars in thousands)

                                                                             Three Months Ended March 31,
                                                                           2003                        2002
                                                                       -----------                   ---------
Operating activities:
    Net income                                                         $     4,460                   $   4,208
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                           5,550                      11,809
         Depreciation of premises and equipment                              6,682                       7,492
         Amortization of investment security premiums
            and accretion of discounts, net                                  1,287                       1,097
         Amortization of mortgage servicing rights                           1,870                       1,388
         Mortgage servicing asset impairment charges                         1,777                           -
         Deferred income taxes                                                (352)                      1,514
         Realized investment securities losses                                 280                         488
         Realized gains on securitized loans                                (1,016)                     (1,834)
         Change in trading account securities                                 (192)                          -
         Change in interest receivable                                         381                         106
         Change in interest payable                                            648                      (2,679)
         Other                                                              (2,747)                     (2,764)
                                                                      ------------                 -----------

Net cash from operating activities                                          18,628                      20,825

Investing activities:
    Proceeds from sales and maturities of investment securities             88,687                      77,232
    Purchases of investment securities                                    (101,965)                    (83,996)
    Net decrease in short-term investments                                  80,188                      16,417
    Loans sold or participated to others                                   179,175                     107,000
    Increase in loans net of principal collections                        (119,853)                   (112,927)
    Net decrease (increase) in equipment owned
         under operating leases                                              1,378                      (4,297)
    Purchases of premises and equipment                                       (795)                     (1,319)
    Increase in other assets                                                (2,515)                     (1,205)
    Other                                                                      249                         416
                                                                       -----------                 -----------

Net cash from investing activities                                         124,549                      (2,679)

Financing activities:
    Net decrease in demand deposits, NOW
         accounts and savings accounts                                     (89,332)                   (108,349)
    Net decrease in certificates of deposits                               (26,517)                    (55,469)
    Net (decrease) increase in short-term borrowings                       (20,813)                     84,993
    Proceeds from issuance of long-term debt                                   527                          16
    Payments on long-term debt                                                 (16)                        (72)
    Acquisition of treasury stock                                             (154)                     (1,820)
    Cash dividends                                                          (1,886)                     (1,877)
                                                                      ------------                ------------

Net cash from financing activities                                        (138,191)                    (82,578)

Net change in cash and cash equivalents                                     (4,986)                    (64,432)

Cash and cash equivalents, beginning of period                             120,894                     129,431
                                                                      ------------                ------------

Cash and cash equivalents, end of period                               $   125,880                  $   64,999
                                                                       ===========                  ==========


The accompanying notes are a part of the consolidated financial statements.


                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.      Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments ( all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's Annual Report on Form 10-K (2002 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

1st Source accounts for its stock-based compensation plans under the recognition and measurement principles provided in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Stock-based employee compensation expense for the Executive Incentive Plan and the Restricted Stock Award Plan is recognized in net income. For the stock option plans, the stock option agreement, and the Employee Stock Purchase Plan, no compensation expense is recognized in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

                                                                            Three Months Ended March 31,
                                                                         2003                        2002
                                                                       -------                     -------
   Net Income, as reported (dollars in thousands)                      $ 4,460                     $ 4,208
   Add:
     Stock-based employee compensation expense included
       in reported net income, net of related tax effects                    -                         394
   Deduct:
        Total stock-based employee compensation expense
       determined under fair value method for all awards, net
       of related tax effects                                              (37)                       (462)
                                                                       -------                      ------
Pro forma net income                                                   $ 4,423                      $4,140
                                                                       =======                      ======

Earnings per share:
   Basic - as reported                                                  $ 0.21                      $ 0.20
   Basic - pro forma                                                      0.21                        0.20

   Diluted - as reported                                                  0.21                        0.20
   Diluted - pro forma                                                    0.21                        0.20


Note 2.      Recent Accounting Pronouncements

Consolidation of Variable Interest Entities: In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of March 31, 2003 and December 31, 2002, 1st Source had a variable interest in a securitization trust. This trust is a qualifying special purpose entity, which is exempt from the consolidation requirements of FIN 46. 1st Source does not expect the requirements of FIN 46 to have a material impact on the results of operations, financial position, or liquidity.

Guarantees: In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in 1st Source's 2002 Annual Report. Implementation of the remaining provisions of FIN 45 during the first quarter of 2003 did not have a significant impact on the financial statements.

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

Note 4.  Financial Instruments with Off-Balance-Sheet Risk

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

Trustcorp Mortgage Company and 1st Source Bank, subsidiaries of 1st Source, grant mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Letters of credit are conditional commitments issued by 1st Source to guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

As of March 31, 2003 and December 31, 2002, 1st Source and its subsidiaries had commitments outstanding to originate and purchase loans aggregating $429.00 million and $364.00 million, respectively. Outstanding commitments to sell loans aggregated $284.00 million at March 31, 2003 and $240.00 million at December 31, 2002. Standby letters of credit totaled $118.94 million and $117.21 million at March 31, 2003 and December 31, 2002, respectively. Standby letters of credit have terms ranging from six months to one year.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information contained herein, the matters discussed in this document express "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in laws; regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which 1st Source has credit concentrations; and other matters discussed in 1st Source's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, which filings are available from the SEC. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

      The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of March 31, 2003, as compared to December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2002 Annual Report.


                               FINANCIAL CONDITION

      1st Source's assets at March 31, 2003 were $3.28 billion, down 3.9% from December 31, 2002. Total loans were down 2.7% and total deposits decreased 4.3% over the comparable figures at the end of 2002.

      Nonperforming assets at March 31, 2003, were $69.8 million compared to $64.1 million at December 31, 2002, an increase of 8.9%. At March 31, 2003, nonperforming assets were 2.97% of net loans and leases compared to 2.65% at December 31, 2002.

      Loans are reported at the principal amount outstanding, net of unearned income. Loans identified as held-for-sale are carried at the lower of cost or market determined on an aggregate basis. As of March 31, 2003 and December 31, 2002, the carrying value of mortgage servicing rights was $20.6 million and $20.8 million, respectively.

CAPITAL RESOURCES

      Shareholders' equity was $313.5 million, up 1.3% from the $309.4 million at December 31, 2002. As of March 31, 2003, the 1st Source equity-to-assets ratio was 9.6%, compared to 9.1% at the end of 2002.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.36% at March 31, 2003.

      The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines established a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2003 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 2003 was 12.21% and the total risk-based capital ratio was 13.53%.


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

      Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 2003, the consolidated statement of financial condition was rate sensitive by $154.34 million more assets than liabilities scheduled to reprice within one year or approximately 1.09%.


                              RESULTS OF OPERATIONS
                              ---------------------

NET INCOME

      Net income for the three months ended March 31, 2003, was $4.46 million compared to $4.21 million for the equivalent period in 2002. The increase in net income for the three months ended March 31, 2003 was attributed to a lower provision for loan losses, offset by a decrease in net interest income and an increase in collection and repossession expense. Diluted net income per common share was $0.21 for the three months ended March 31, 2003, compared to $0.20 for the same period in 2002. Return on average common shareholders' equity was 5.80% for the three months ended March 31, 2003, compared to 5.47% in 2002. The return on total average assets was 0.55% for the three months ended March 31, 2003, compared to 0.49% in 2002.

NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended March 31, 2003, was $27.31 million a decrease of 12.85% over the same period in 2002. The net interest margin on a fully taxable equivalent basis was 3.72% for the three months ended March 31, 2003 compared to 4.00% for the three months ended March 31, 2002. The decrease in net interest margin was due to reduced earning assets and reduced asset yields, reflecting the effect of fewer loans in our Specialty Finance Group and lower market interest rates.

      Total average earning assets decreased 6.24% for the three months ended March 31, 2003, over the comparative period in 2002. Average loan outstandings decreased by 9.66% for the three-month period, compared to the same period in 2002, due primarily to decreased loan volume in commercial loans secured by transportation and construction equipment. Total average investment securities increased 1.09% for the three-month period over one year ago primarily due to an increase in municipal securities partially offset by a decrease of investments in U.S. Government Securities. The taxable equivalent yields on total average earning assets were 5.92% and 6.81% for the three-month periods ended March 31, 2003 and 2002, respectively.

      Average interest bearing deposits decreased 9.89% for the three-month period over the same period from 2002 due to a decrease in public funds and brokered deposits. These higher cost deposits were not pursued due to lower funding needs. The rate on average interest-bearing funds was 2.61% and 3.21% for the three months ended March 31, 2003 and 2002.

      The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                                       Three Months Ended March 31,
                                                             2003                                               2002
                                           ---------------------------------------------------------------------------------
                                                             Interest                                  Interest
                                             Average          Income/        Yield/    Average          Income/        Yield/
                                             Balance          Expense         Rate     Balance          Expense         Rate
                                           ---------------------------------------   ---------------------------------------
ASSETS:
    Investment securities:
     Taxable                              $    492,416         $4,534         3.73%  $   502,930        $ 5,736         4.63%
     Tax exempt (1)                            163,765          2,114         5.24%      146,186          2,262         6.28%
    Net loans (2 & 3)                        2,277,072         36,687         6.53%    2,520,565         45,269         7.28%
    Other investments                           43,546            150         1.39%        5,186             71         5.55%
                                           -----------      ---------         -----  -----------      ---------         -----

Total Earning Assets                         2,976,799         43,485         5.92%    3,174,867         53,338         6.81%

    Cash and due from banks                     85,977                                    87,320
    Reserve for loan losses                   (61,091)                                  (58,768)
    Other assets                               272,195                                   285,900
                                           -----------                               -----------

Total                                       $3,273,880                                $3,489,319
                                            ==========                                ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

    Interest bearing deposits               $2,191,132        $13,771         2.55%   $2,431,634        $19,679         3.28%
    Short-term borrowings                      252,967          1,264         2.03%      292,976          1,317         1.82%
    Guaranteed preferred beneficial
       interest in the Company's
       subordinated debentures                  54,750            940         6.96%       44,750            791         7.17%
    Long-term debt                              17,496            198         4.59%       11,905            211         7.19%
                                           -----------      ---------         -----  -----------       --------         -----

Total Interest Bearing Liabilities           2,516,345         16,173         2.61%    2,781,265         21,998         3.21%

    Noninterest bearing deposits               391,860                                   336,784
    Other liabilities                           53,857                                    59,561
    Shareholders' equity                       311,818                                   311,709
                                           -----------                               -----------

Total                                       $3,273,880                                $3,489,319
                                            ==========                                ==========

         Net Interest Income                                  $27,312                                   $31,340
                                                              =======                                   =======


Net Yield on Earning
 Assets on a Taxable
    Equivalent Basis                                                          3.72%                       4.00%
                                                                              =====                       =====



(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $679 in 2003 and $720 in 2002.

(2) Loan income includes fees of $1,196 in 2003 and $1,528 in 2002. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2003 and 2002. The tax equivalent adjustments were $77 in 2003 and $79 in 2002.

(3) For purposes of this computation, non-accruing loans are included in the daily average loan amounts outstanding.

PROVISION AND RESERVE FOR LOAN LOSSES

The provision for loan losses for the first quarter of 2003 decreased to $5.55 million compared to $11.81 million for the first quarter of 2002. Net charge-offs of $2.93 million have been recorded for the period ended March 31, 2003, as compared to $11.54 million for the same period of 2002 and $38.06 million for the year ended December 31, 2002. Loan delinquencies have decreased to 1.29% on March 31, 2003 as compared to 2.35% on March 31, 2002 and 1.85% at the end of 2002. The Specialty Finance Group's focus on the transportation industry exposes 1st Source to a series of cyclical businesses which can have the potential to experience periods of high losses. During the first quarter of 2003, credit quality stabilized resulting in lower provision for loan losses and lower charge-offs. A summary of loan loss experience during the three months ended March 31, 2003 and 2002 and for the year ended December 31, 2002 is provided below.

                                                                             Summary of Reserve for Loan Losses
                                                                                    (Dollars in Thousands)

                                                                             Three Months                   Year Ended
                                                                             Ended  March 31,               December 31,
                                                                    ---------------------------------       ------------
                                                                        2003                 2002              2002
                                                                      ----------           ----------       ------------
Reserve for loan losses - beginning balance                             $ 59,218            $ 57,624          $57,624
    Charge-offs                                                           (3,670)            (12,739)         (41,721)
    Recoveries                                                              745                1,198            3,658
                                                                      ----------           ----------       ---------
Net charge-offs                                                           (2,925)            (11,541)         (38,063)

Provision for loan losses                                                  5,550               11,809          39,657
                                                                       ---------            ---------       ---------
Reserve for loan losses - ending balance                                $ 61,843             $ 57,892        $ 59,218
                                                                        ========             ========        ========


Loans outstanding at end of period                                    $2,263,845           $2,529,006      $2,326,092
Average loans outstanding during period                                2,277,072            2,520,565       2,451,538

Reserve for loan losses as a percentage of
    loans outstanding at end of period                                     2.73%                2.29%           2.55%
Ratio of net charge-offs during period to
    average loans outstanding                                              0.52%                1.86%           1.55%

It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of March 31, 2003.




NONPERFORMING ASSETS

Nonperforming assets were as follows:
                                                        March 31,    March 31,   December 31,
                                                          2003         2002         2002
                                                       ----------   ----------   ------------
Loans past due 90 days or more                         $      569   $     515      $   154
Non-accrual and restructured loans                         39,297      40,686       35,664
Other real estate owned                                     5,667       4,196        4,362
Repossessions                                              22,734       6,461       21,343
Operating Leases                                            1,563       1,361        2,594
                                                       ----------    --------      -------

Total nonperforming assets                               $ 69,830    $ 53,219     $ 64,117
                                                         ========    ========     =========

Nonperforming assets totaled $69.8 million at March 31, 2003, increasing 8.91% from $64.1 million at December 31, 2002 and increasing 31.2% from $53.2 million at March 31, 2002. Nonperforming assets as a percentage of total loans and leases increased to 2.97% at March 31, 2003 from 2.65% at December 31, 2002 and 2.01% at March 31, 2002. The increase during the first quarter was primarily related to aircraft and truck loans.

Repossessions continue to primarily consist of aircraft. These aircraft have come from defaulted loans to the air cargo operators and aircraft dealers. There are also automobiles, light trucks, construction equipment and environmental equipment in repossessed assets at March 31, 2003. At the time of repossession, the recorded amount of the loan is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan losses, unless the equipment is in the process of immediate sale. Subsequent write-downs are included in noninterest expense.

Repossessed assets have a valuation completed by either the sales officer or a third party. The estimated value is determined on an orderly liquidation basis. Sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. A number of variables can lead to a decrease in value after the asset is repossessed. These include deterioration in the market, discovery of new/additional information, and validity or invalidity of prior liens. Valuation adjustments of $787,000 were recorded in the three-month period ended March 31, 2003.

NONINTEREST INCOME

Noninterest income for the three-month periods ended March 31, 2003, and 2002, was $20.04 million and $18.68 million, respectively, an increase of 7.26%. The increase in noninterest income is attributed to higher mortgage revenue as mortgage refinancings continued and marketing gains more than offset mortgage servicing rights impairment. For the first quarter of 2003 loan servicing and sale income increased 30.59%. Trust fees decreased 0.75%, service charges on deposit accounts increased 7.29%, equipment rental income decreased 6.99% and other income increased 20.40%. Generally, overdraft fees and debit card fees accounted for the increase in service charges on deposit accounts, and equipment rental income decreased due to the decrease in the operating lease portfolio. The increase in other income is due to increased insurance commissions and trading security income. Investment security and other investment losses of $280,000 were recorded in the first quarter of 2003 compared to net losses of $488,000 in the first quarter of 2002.

NONINTEREST EXPENSE

Noninterest expense for the three-month periods ended March 31, 2003, and 2002, was $34.80 million and $32.25 million, respectively, an increase of 7.93%. Salaries and employee benefits increased 4.04% for the three months ended March 31, 2003 over the same period in 2002. The increase was due to an increase in group insurance expense and mortgage commission expense. Net occupancy expense increased 9.52%, due to the accrual of lease termination payments for three branches that were closed as of March 31, 2003. Furniture and equipment expense decreased 3.22%, depreciation on leased equipment decreased 12.84%, supplies and communications expense decreased 9.36%, business development and marketing expense increased 18.17% and other expense increased 93.91%. The decrease in depreciation of leased equipment is due to the decrease in the operating lease portfolio from the prior year. The increase in other expense is attributed primarily to repossession and collection expenses and the amortization of the core deposit premium relating to the branch acquisitions occurring in late 2001.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2003, was $1.78 million, compared to $0.96 million for the comparable period in 2002. The provision for income taxes for the three months ended March 31, 2003, and 2002, is at a rate which management believes approximates the effective rate for the year.


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risks faced by 1st Source since December 31, 2002. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2002.


                                     ITEM 4.
                             CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION



ITEM 1.         Legal Proceedings.

                1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on 1st Source's financial condition or results of operations.

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

                None

ITEM 6(a).Exhibits

               Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

               Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 6(b). Reports on Form 8-K.

               A report on Form 8-K, dated February 10, 2003, was filed under report item numbers 5 and 7, concerning 1st Source's results of operations for the year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       1st Source Corporation



DATE   04/30/03                        /s/ Christopher J. Murphy III
    -----------                        ----------------------------------
                                       Christopher J. Murphy III
                                       Chairman of the Board, President and CEO


DATE    04/30/03                       /s/ Larry E. Lentych
    ------------                       ----------------------------------
                                       Larry E. Lentych
                                       Treasurer and Chief Financial Officer
                                       Principal Accounting Officer

                                 CERTIFICATIONS

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

Date:  April 30, 2003

 /s/ Christopher J. Murphy III
------------------------------
Christopher J. Murphy III
Chief Executive Officer

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

Date:  April 30, 2003

/s/ Larry E. Lentych
----------------------
Larry E. Lentych
Chief Financial Officer

                                                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 1st Source Corporation (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Murphy III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


     (1) The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



           By:


           /s/ Christopher J. Murphy III
           ---------------------------------
           Christopher J. Murphy III
           Chief Executive Officer
           April 30, 2003


A signed original of this written statement required by Section 906 has been provided to 1st Source and will be retained by 1st Source and furnished to the Securities and Exchange Commission or its staff upon request.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 1st Source Corporation (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry E. Lentych, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


     (1) The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



           By:


           /s/ Larry E. Lentych
           --------------------------------------------
           Larry E. Lentych
           Chief Financial Officer
           April 30, 2003


A signed original of this written statement required by Section 906 has been provided to 1st Source and will be retained by 1st Source and furnished to the Securities and Exchange Commission or its staff upon request.