Form 10-Q
period 2003-06-30
1ST SOURCE CORP
filed 2003-07-28
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                               ------------------
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                          Commission file number 0-6233

                             1st SOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

        INDIANA                                                   35-1068133
        -------                                                   ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              100 North Michigan Street, South Bend, Indiana 46601 (Address of principal executive offices) (Zip Code)
                                 (574) 235-2702
                                 --------------
              (Registrant's telephone number, including area code)

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

                                 Yes X No______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes X No ______

Number of shares of common stock outstanding as of July 25, 2003 - 21,077,534 shares.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                            Page
Item 1.    Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            June 30, 2003, and December 31, 2002                               3
            Consolidated statements of income --
            three months and six months ended June 30, 2003 and 2002           4
            Consolidated statements of cash flows --
            six months ended June 30, 2003 and 2002                            5
            Notes to the Consolidated Financial Statements                     6
Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9
Item 3.    Quantitative and Qualitative Disclosures About Market Risk         18
Item 4.    Controls and Procedures                                            18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  18
Item 2.    Changes in Securities and Use of Proceeds                          19
Item 3.    Defaults Upon Senior Securities                                    19
Item 4.    Submission of Matters to a Vote of Security Holders                19
Item 5.    Other Information                                                  20
Item 6(a). Exhibits                                                           20
Item 6(b). Reports on Form 8-K                                                20

SIGNATURES                                                                    21

CERTIFICATIONS                                                                22

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                                June 30,    December 31,
                                                                 2003           2002
                                                             ---------------------------
ASSETS

Cash and due from banks                                      $   122,422    $   120,894
Federal funds sold and
   interest bearing deposits with other banks                     61,351         81,881
Investment securities available-for-sale
     (amortized cost of $676,431 and $640,224
     at June 30, 2003 and December 31, 2002, respectively)       684,926        647,617

Trading account securities                                        13,303         13,347

Mortgages held for sale                                          125,724        146,640

Loans - net of unearned discount
   Commercial and agricultural                                   427,760        428,367
   Truck and automobile financing                                486,712        445,195
   Aircraft financing                                            288,110        323,802
   Construction equipment financing                              270,582        303,126
   Loans secured by real estate                                  527,047        567,950
   Consumer loans                                                 98,577        111,012
                                                                  ------        -------
Total loans                                                    2,098,788      2,179,452
   Reserve for loan losses                                       (63,194)       (59,218)
                                                                 -------        -------
Net loans                                                      2,035,594      2,120,234

Equipment owned under operating leases,
   net of accumulated depreciation                                80,135         93,893
Net premises and equipment                                        39,376         40,899
Other assets                                                     131,642        142,063
                                                                 -------        -------
Total assets                                                 $ 3,294,473    $ 3,407,468
                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                            444,705        419,289
  Interest bearing                                             2,199,039      2,293,616
                                                               ---------      ---------
Total deposits                                                 2,643,744      2,712,905

Federal funds purchased and securities
  sold under agreements to repurchase                            172,586        212,040
Other short-term borrowings                                       35,707         48,638
Long-term debt                                                    17,253         16,878
Guaranteed preferred beneficial interests in
  1st Source's subordinated debentures                            54,750         54,750
Other liabilities                                                 53,261         52,828
                                                                  ------         ------
Total liabilities                                              2,977,301      3,098,039

Shareholders' equity:
  Preferred stock-no par value                                      --             --
  Common stock-no par value                                        7,578          7,579
  Capital surplus                                                214,001        214,001
  Retained earnings                                               95,855         90,897
  Cost of common stock in treasury                                (5,535)        (7,637)
  Accumulated other comprehensive income                           5,273          4,589
                                                                   -----          -----
Total shareholders' equity                                       317,172        309,429
                                                                 -------        -------
Total liabilities and shareholders' equity                   $ 3,294,473    $ 3,407,468
                                                             ===========    ===========

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                       -----------------------------  ----------------------------
                                                           2003              2002          2003            2002
                                                       -----------------------------  ----------------------------
Interest and Fee Income:
  Loans                                                 $     36,103    $    43,134   $     72,713    $     88,324
  Investment securities:
    Taxable                                                    4,710          5,586          9,244          11,322
    Tax-exempt                                                 1,445          1,550          2,880           3,092
  Other                                                          295            127            445             198
                                                        ------------   ------------   ------------    ------------

TOTAL INTEREST INCOME                                         42,553         50,397         85,282         102,936

Interest Expense:
  Deposits                                                    13,187         18,227         26,958          37,906
  Short-term borrowings                                        1,498          1,211          2,762           2,528
  Guaranteed preferred beneficial interests in
     1st Source's subordinated debentures                        941            794          1,881           1,585
  Long-term debt                                                 187            213            385             424
                                                        ------------   ------------   ------------    ------------
TOTAL INTEREST EXPENSE                                        15,813         20,445         31,986          42,443
                                                        ------------   ------------   ------------    ------------

NET INTEREST INCOME                                           26,740         29,952         53,296          60,493
Provision for loan losses                                      4,901         10,750         10,451          22,559
                                                        ------------   ------------   ------------    ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   21,839         19,202         42,845          37,934

Noninterest Income:
  Trust fees                                                   2,736          2,661          5,376           5,321
  Service charges on deposit accounts                          3,922          3,684          7,646           7,155
  Loan servicing and sale income                               4,445          1,124          7,651           3,579
  Equipment rental income                                      6,455          7,464         13,226          14,744
  Other income                                                 4,635          3,009          8,613           6,313
  Investment securities and other investment losses             (275)             0           (555)           (488)
                                                        ------------   ------------   ------------    ------------
TOTAL NONINTEREST INCOME                                      21,918         17,942         41,957          36,624
                                                        ------------   ------------   ------------    ------------
Noninterest Expense:
  Salaries and employee benefits                              18,290         16,417         35,537          32,995
  Net occupancy expense                                        1,785          1,678          3,649           3,380
  Furniture and equipment expense                              2,677          2,626          5,318           5,355
  Depreciation - leased equipment                              5,050          5,966         10,408          12,113
  Supplies and communication                                   1,558          1,594          3,069           3,261
  Loan collection and repossession expense                     3,972          1,438          5,570           1,875
  Other expense                                                3,943          3,944          8,526           6,929
                                                        ------------   ------------   ------------    ------------
TOTAL NONINTEREST EXPENSE                                     37,275         33,663         72,077          65,908
                                                        ------------   ------------   ------------    ------------
INCOME BEFORE INCOME TAXES                                     6,482          3,481         12,725           8,650
Income taxes                                                   1,792            714          3,575           1,675
                                                        ------------   ------------   ------------    ------------
NET INCOME                                              $      4,690    $     2,767   $      9,150    $      6,975
                                                        ============    ===========   ============    ============

Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation of
       available-for-sale securities                             881          2,372            684              19
                                                        ------------   ------------   ------------    ------------

Total Comprehensive Income                              $      5,571    $     5,139   $      9,835    $      6,994
                                                        ============    ===========   ============    ============

Per Common Share:
  Basic Net Income Per Common Share                     $       0.22    $      0.13   $       0.43    $       0.33
                                                        ============    ===========   ============    ============
  Diluted Net Income Per Common Share                   $       0.22    $      0.13   $       0.43    $       0.33
                                                        ============    ===========   ============    ============
  Dividends                                             $      0.090    $     0.090   $      0.180    $      0.180
                                                        ============    ===========   ============    ============
Basic Weighted Average Common Shares Outstanding          21,071,946     20,950,747     21,036,329      20,909,450
                                                        ============    ===========   ============    ============
Diluted Weighted Average Common Shares Outstanding        21,407,824     21,368,441     21,368,940      21,297,194
                                                        ============    ===========   ============    ============

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS)
                                                                           Six Months Ended June 30,
                                                                          --------------------------
                                                                              2003          2002
                                                                          --------------  ----------
Operating activities:
 Net income                                                                 $   9,150   $   6,975
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                                   10,451      22,559
   Depreciation of premises and equipment                                      13,053      14,685
   Amortization of investment security premiums
      and accretion of discounts, net                                           2,696       2,127
   Amortization of mortgage servicing rights                                    3,846       2,903
   Mortgage servicing asset impairment charges                                  5,415       1,177
   Deferred income taxes                                                       (1,677)      8,937
   Realized investment securities losses                                          555         488
   Change in mortgages held for sale                                           20,916      88,599
   Realized losses (gains) on securitized loans                                   311      (4,499)
   Change in trading account securities                                            43        --
   Decrease in interest receivable                                              1,333       1,482
   Decrease in interest payable                                                  (376)     (3,571)
   Increase in other assets                                                      (173)     (4,088)
   Other                                                                        4,002      (4,309)
                                                                             --------    --------

Net cash from operating activities                                             69,545     133,465

Investing activities:
   Proceeds from sales and maturities of investment securities                 70,119     128,299
   Purchases of investment securities                                        (109,886)   (119,725)
   Net change in short-term investments                                        20,530      (6,373)
   Loans sold or participated to others                                        49,403     168,660
   Net change in loans                                                         24,785    (205,616)
   Net change in equipment owned under operating leases                         3,350      (5,826)
   Purchases of premises and equipment                                           (994)     (3,097)
                                                                             --------    --------
Net cash from investing activities                                             57,307     (43,678)

Financing activities:
   Net change in demand deposits, NOW
      accounts and savings accounts                                           (33,292)     65,067
   Net decrease in certificates of deposit                                    (35,869)   (156,538)
   Net decrease in short-term borrowings                                      (52,385)    (30,252)
   Proceeds from issuance of long-term debt                                       694          37
   Payments on long-term debt                                                    (319)       (158)
   Acquisition of treasury stock                                                 (370)     (2,158)
   Cash dividends                                                              (3,783)     (3,763)
                                                                             --------    --------

Net cash from financing activities                                           (125,324)   (127,765)

Net change in cash and cash equivalents                                         1,528     (37,978)

Cash and cash equivalents, beginning of year                                  120,894     129,431
                                                                             --------    --------

Cash and cash equivalents, end of period                                    $ 122,422   $  91,453
                                                                             ========    ========

The accompanying notes are a part of the consolidated financial statements

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission
(SEC)and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2002 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

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


(Dollars in thousands, except per share data)                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30                   JUNE 30
                                                                  ------------------------------------------------
                                                                      2003        2002           2003       2002
                                                                  ------------------------------------------------

Net income, as reported                                           $   4,690   $   2,767      $   9,150   $   6,975
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects                      310        --              310         --
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                              (442)        (21)          (479)       (483)
                                                                  ---------   ---------      ---------   ---------
Pro forma net income                                              $   4,558   $   2,746      $   8,981   $   6,492
                                                                  =========   =========      =========   =========
Earnings per share:
    Basic--as reported                                            $    0.22   $    0.13      $    0.43   $    0.33
                                                                  =========   =========      =========   =========
    Basic--pro forma                                              $    0.22   $    0.13      $    0.43   $    0.32
                                                                  =========   =========      =========   =========
    Diluted--as reported                                          $    0.22   $    0.13      $    0.43   $    0.31
                                                                  =========   =========      =========   =========
    Diluted--pro forma                                            $    0.21   $    0.13      $    0.42   $    0.30
                                                                  =========   =========      =========   =========

Note 2.    Recent Accounting Pronouncements

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of June 30, 2003 and December 31, 2002, 1st Source had a variable interest in a securitization trust. This securitization trust is a qualifying special purpose entity, which is exempt from the consolidation requirements of FIN 46.

     1st Source adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require 1st Source to de-consolidate its investment in 1st Source Capital Trust I, II, and III (the Trusts) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trusts, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming 1st Source was not allowed to include the $54.75 million in trust preferred securities issued by the Trusts in Tier 1 capital, 1st Source would still be well capitalized per regulatory guidelines.

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

     AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions in this Statement require that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. 1st Source does not expect the requirements of SFAS No. 149 to have a material impact on the results of operations or financial position.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liability and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. 1st Source does not expect the requirements of SFAS No. 150 to have an impact on the results of operations or financial position.

Note 3.  Reserve for Loan Losses

     The reserve for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable losses in the remainder of the various loan portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans (classified loans and leases and internal watch list credits), percentage allocations for special attention loans without specific reserves, formula reserves for each business lending division portfolio including a higher percentage reserve allocation for special attention loans without a specific reserve and reserves for pooled homogeneous loans. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and disposition and forecasts of future economic and geopolitical events, all of which are subject to judgment and will change.

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

     Trustcorp Mortgage Company and 1st Source Bank (Bank), subsidiaries of 1st Source, grant mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Letters of credit are conditional commitments issued by 1st Source to guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

     As of June 30, 2003 and December 31, 2002, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $533.00 million and $364.00 million, respectively. Outstanding commitments to sell loans aggregated $286.00 million at June 30, 2003 and $240.00 million at December 31, 2002. Standby letters of credit totaled $112.85 million and $117.21 million at June 30, 2003 and December 31, 2002, respectively. Standby letters of credit have terms ranging from six months to one year.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this document express "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law; regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which 1st Source has credit concentrations; and other matters discussed in 1st Source's filings with the SEC, including its Annual Report on Form 10-K for 2002, which filings are available from the SEC. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of June 30, 2003, as compared to December 31, 2002, and the results of operations for the six months ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2002 Annual Report.

                               FINANCIAL CONDITION

    1st Source's assets at June 30, 2003 were $3.29 billion, down 3.32% from December 31, 2002. Total loans were down 3.70% and total deposits decreased 2.55% over the comparable figures at the end of 2002.

     Nonperforming assets at June 30, 2003, were $58.18 million compared to $64.12 million at December 31, 2002 and $69.83 million at March 31, 2003, a decrease of 9.26% and 16.68%, respectively. Nonperforming assets decreased due to the liquidation of repossessions and a decrease in truck non-accrual loans. This decrease was offset by an increase in aircraft non-accrual loans. At
June 30, 2003, nonperforming assets were 2.67% of net loans and leases compared to 2.65% at December 31, 2002.

     At June 30, 2003, other assets consisted of $27.03 million in intangible assets, $26.79 million in cash surrender value of corporate owned life insurance, $19.14 million in originated and purchased mortgage servicing rights, $13.45 million in accrued interest receivable, $12.58 million in repossessions, $4.80 million in other real estate and $27.84 million in all other assets.

CAPITAL

      As of June 30, 2003, total shareholders' equity was $317.17 million, up 2.50% from the $309.43 million at December 31, 2002. The 1st Source equity-to-assets ratio was 9.63% as of June 30, 2003, compared to 9.08% at December 31, 2002. Book value per common share rose to $15.05 at June 30, 2003, up from $14.77 at December 31, 2002.

      1st Source declared and paid dividends per common share of $0.09 during the second quarter of 2003. The dividend payout ratio, representing dividends per share divided by earnings per share, was 40.91% for the second quarter of 2003. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.38% at June 30, 2003.

      The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines establish a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2003 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 2003 was 12.46% and the total risk-based capital ratio was 13.80%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Bank's liquidity is monitored and closely managed by the Asset/Liability Committee (ALCO), whose members are comprised of the Bank's senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

     Liquidity management is the process by which the Bank ensures that adequate liquid funds are available to meet financial commitments on a timely basis. Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs.

     Liquidity of the Bank is derived primarily from core deposit growth, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability funded liquidity is deposit growth and retention of the core deposit base. The principal source of asset funded liquidity is available for sale investment securities, cash and due from banks, federal funds sold, securities purchased under agreements to resell and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At
June 30, 2003, the consolidated statement of financial condition was rate sensitive by $139.55 million more assets than liabilities scheduled to reprice within one year or approximately 1.08%.

                              RESULTS OF OPERATIONS

     Net income for the three and six month periods ended June 30, 2003, was $4.69 million and $9.15 million respectively, compared to $2.77 million and $6.98 million for the same periods in 2002. Diluted net income per common share was $0.22 and $0.43, respectively, for the three and six month periods ended June 30, 2003, compared to $0.13 and $0.33 for the same periods in 2002. Return on average common shareholders' equity was 5.88% for the six months ended
June 30, 2003, compared to 4.53% in 2002. The return on total average assets was 0.56% for the six months ended June 30, 2003 compared to 0.40% in 2002.

     The increase in net income for the six months ended June 30, 2003 over the first six months of 2002, was primarily the result of a $12.11 million decrease in the provision for loan losses and a $5.65 million increase in mortgage banking income, offset by a $7.20 million decrease in net interest income, a $2.54 million increase in salaries and employee benefit expense and a $3.70 million increase in loan collection and repossession expense. Details of the changes in the various components of net income are further discussed below.

NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended June 30, 2003, was $27.50 million, a decrease of 10.56% over the same period in 2002. The net interest margin on a fully taxable equivalent basis' was 3.66% for the three months ended June 30, 2003 compared to 3.90% for the three months ended June 30, 2002. The taxable equivalent net interest income for the six-month period ended June 30, 2003, was $54.82 million, a decrease of 11.72% over 2002, resulting in a net yield of 3.69%, compared to 3.95% for the same period in 2002.

      Total average earning assets decreased 4.73% and 5.48%, respectively, for the three and six-month periods ended June 30, 2003, over the comparative periods in 2002. Average loan outstandings decreased by 11.70% and 10.95% for the three and six-month periods, compared to the same periods in 2002, due primarily to decreased loan volume in commercial loans secured by transportation and construction equipment. Total average investment securities increased 4.20% and 2.65% for the three and six-month periods over one year ago due to an increase in municipal and other securities which more than offset a decrease in United States treasury securities. Average mortgages held for sale increased 41.38%, as demand for mortgage loans was greater in the second quarter of 2003 due to the interest rate environment. The taxable equivalent yields on total average earning assets were 5.77% and 6.49% for the three-month periods ended June 30, 2003 and 2002, respectively, and 5.84% and 6.65% for the six-month periods ended June 30, 2003 and 2002, respectively.

     Average interest bearing deposits decreased 10.28% and 10.08% for the three and six month periods, respectively, over the same periods in 2002. The rate on average interest-bearing deposits was 2.41% and 2.99% for the three-month periods ended June 30, 2003 and 2002 and 2.48% and 3.13% for the six-month periods ended June 30, 2003 and 2002 due to a decrease in public funds and brokered deposits. These higher cost deposits were not pursued due to lower funding needs. The rate on average interest-bearing funds was 2.54% and 2.95% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the rate on average interest bearing funds was 2.57% and 3.08%, respectively.

      The following table sets forth consolidated information regarding average balances and rates.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                                                  Three months ended June 30,
                                                                                2003                             2002
                                                                   -------------------------------  --------------------------------
                                                                               Interest                         Interest
                                                                    Average     Income/   Yield/    Average     Income/   Yield/
                                                                    Balance     Expense   Rate      Balance     Expense   Rate
                                                                   -------------------------------  --------------------------------
ASSETS:
 Investment securities:
  Taxable                                                          $   504,210  $  4,710   3.75%   $  492,830    $  5,586   4.55%
  Tax exempt (1)                                                       165,963     2,136   5.16%      150,317       2,277   6.08%
 Mtg - Held for Sale                                                   137,651     2,141   6.24%       97,361       1,506   6.20%
 Net loans (2 & 3)                                                   2,112,248    34,034   6.46%    2,392,107      41,702   6.99%
 Other investments                                                      93,378       296   1.27%       30,467         126   1.66%
                                                                   ------------------------------- --------------------------------

Total Earning Assets                                                 3,013,449    43,317   5.77%    3,163,082      51,197   6.49%

  Cash and due from banks                                               91,161                         90,384
  Reserve for loan losses                                              (62,976)                       (58,828)
  Other assets                                                         257,936                        282,607
                                                                   -------------                   -----------
Total                                                              $ 3,299,570                     $3,477,245
                                                                   =============                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing deposits                                        $ 2,196,935  $ 13,187   2.41%   $2,448,524    $ 18,227   2.99%
  Short-term borrowings                                                231,971     1,498   2.59%      272,938       1,211   1.78%
  Guaranteed preferred beneficial interest
  in 1st Source's subordinated debentures                               54,750       942   6.90%       44,750         794   7.11%
  Long-term debt                                                        17,305       187   4.33%       11,850         213   7.20%
                                                                   ------------------------------- --------------------------------

Total Interest Bearing Liabilities                                   2,500,961    15,813   2.54%    2,778,062      20,445   2.95%

  Noninterest bearing deposits                                         428,384                        337,547
  Other liabilities                                                     54,290                         91,310
  Shareholders' equity                                                 315,934                        309,104
                                                                   -------------                   -----------

Total                                                              $ 3,299,570                     $3,477,245
                                                                   =============                   ===========
                                                                                ----------                        ---------
Net Interest Income                                                             $ 27,504                         $ 30,752
                                                                                ==========                        =========
Net Yield on Earning Assets on a Taxable
                                                                                           -----                            -----
  Equivalent Basis                                                                         3.66%                            3.90%
                                                                                           =====                            =====



                                                                                     Six months ended June 30,
                                                                                    2003                           2002
                                                                   -------------------------------  --------------------------------
                                                                                  Interest                      Interest
                                                                       Average     Income/  Yield/    Average   Income/     Yield/
                                                                       Balance    Expense    Rate      Balance  Expense     Rate
                                                                   -------------------------------  --------------------------------
ASSETS:
 Investment securities:
  Taxable                                                          $   498,345  $  9,244   3.74%   $  497,853    $ 11,322   4.59%
  Tax exempt (1)                                                       164,870     4,251   5.20%      148,263       4,539   6.17%
 Mtg - Held for Sale                                                   131,480     3,844   5.90%      110,955       3,490   6.34%
 Net loans (2 & 3)                                                   2,131,930    69,019   6.53%    2,393,975      84,987   7.16%
 Other investments                                                      68,599       445   1.31%       17,897         198   2.23%
                                                                   ------------------------------- ------------------------------

Total Earning Assets                                                 2,995,225    86,802   5.84%    3,168,943     104,536   6.65%

  Cash and due from banks                                               88,583                         88,860
  Reserve for loan losses                                              (62,038)                       (58,798)
  Other assets                                                         265,026                        284,244
                                                                   -------------                   -----------
Total                                                              $ 3,286,796                     $3,483,249
                                                                   =============                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing deposits                                        $ 2,194,050  $ 26,958   2.48%   $2,440,126      37,906   3.13%
  Short-term borrowings                                                242,411     2,763   2.30%      282,902       2,528   1.80%
  Guaranteed preferred beneficial interest
  in 1st Source's subordinated debentures                               54,750     1,881   6.93%       44,750       1,584   7.14%
  Long-term debt                                                        17,400       385   4.46%       11,877         424   7.20%
                                                                   ------------------------------- ----------------------------

Total Interest Bearing Liabilities                                   2,508,611    31,986   2.57%    2,779,655      42,442   3.08%

  Noninterest bearing deposits                                         410,223                        337,168
  Other liabilities                                                     54,075                         96,397
  Shareholders' equity                                                 313,887                        310,399
                                                                   -------------                   -----------

Total                                                              $ 3,286,796                     $3,483,249
                                                                   =============                   ===========
                                                                                ----------                        --------
Net Interest Income                                                             $ 54,816                         $ 62,094
                                                                                ==========                        ========
Net Yield on Earning Assets on a Taxable
                                                                                           -----                            -----
 Equivalent Basis                                                                          3.69%                            3.95%
                                                                                           =====                            =====


     (1)  Interest   income   includes   the   effects  of  taxable   equivalent
          adjustments, using a 35% rate. Tax equivalent adjustments were $1,370 in 2003 and $1,447 in 2002.

     (2) Loan income includes fees on loans of $2,574 in 2003 and $2,557 in 2002. Loan income also includes the effects of taxable equivalent adjustments, using a 35% rate for 2003 and 2002. The tax equivalent adjustments were $150 in 2003 and $153 in 2002.

     (3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three-month periods ended
June 30, 2003, and 2002 was $4.90 million and $10.75 million, respectively, and $10.45 million and $22.56 million for the six-month periods ended
June 30, 2003 and 2002, respectively. Net Charge-offs of $3.55 million were recorded for the second quarter 2003, compared to $11.22 million for the same quarter a year ago. Year-to-date net charge-offs of $6.48 million have been recorded in 2003, compared to net charge-offs of $22.76 million through June 2002.

      In the second quarter 2003, 1st Source experienced moderate improvement in credit quality. Overall delinquencies have decreased, even though there has been a slight increase in construction equipment delinquencies due to bad weather and to 1st Source slow payments from state and municipal governments. Loan delinquencies were down to 1.51% on June 30, 2003, as compared to 2.51% on June 30, 2002, and 1.80% at the end of 2002. Second quarter 2003 net charge-offs increased slightly as compared to first quarter 2003. The reserve for loan losses as a percentage of loans outstanding at the end of the period continued to increase. A summary of loan loss experience during the three-month and six-month periods ended June 30, 2003 and 2002 is provided below.


                                                              Summary of Reserve for Loan Losses
                                              ------------------------------------------------------------------
                                                                    (Dollars in Thousands)
                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                             June 30,
                                              ------------------------------------------------------------------
                                                  2003              2002              2003               2002
                                              ---------------   ---------------  --------------  ---------------

Reserve for loan losses - beginning balance   $    61,843     $    57,892        $    59,218     $    57,624
       Charge-offs                                 (4,453)        (11,696)            (8,123)        (24,435)
       Recoveries                                     903             474              1,648           1,672
                                              -----------     -----------        -----------     -----------
Net charge-offs                                    (3,550)        (11,222)            (6,475)        (22,763)

Provision for loan losses                           4,901          10,750             10,451          22,559
                                              -----------     -----------        -----------     -----------

Reserve for loan losses - ending balance      $    63,194     $    57,420        $    63,194     $    57,420
                                              ===========     ===========        ===========     ===========

Loans outstanding at end of period            $ 2,098,788     $ 2,373,043        $ 2,098,788     $ 2,373,043
Average loans outstanding during period         2,112,248       2,393,107          2,131,930       2,393,975


Reserve for loan losses as a percentage of
       loans outstanding at end of period            3.01%           2.42%              3.01%           2.42%
Ratio of net charge-offs during period to
       average loans outstanding                     0.67%           1.88%              0.61%           1.92%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
                                         June 30,   Dec 31,  June 30,
                                           2003      2002      2002
                                         -------   --------  -------


Loans past due 90 days or more           $   289   $   154   $   411
Non-accrual loans                         41,930    35,664    51,483
Other real estate                          3,213     4,362     3,362
Repossessions                             12,583    21,343     4,591
Equipment owned under operating leases       168     2,594     1,149

                                         -------   -------   -------
Total nonperforming assets               $58,183   $64,117   $60,996
                                         =======   =======   =======


     Nonperforming assets totaled $58.18 million at June 30, 2003, decreasing 9.26% from $64.12 million at December 31, 2002 and decreasing 4.62% from $61.00 million at June 30, 2002. The decrease during the second quarter was primarily related to the liquidation of repossessions and a decrease in truck non-accrual loans offset by an increase in aircraft non-accrual loans. Nonperforming assets as a percentage of total loans and leases increased to 2.67% at June 30, 2003 from 2.65% at December 31, 2002 and 2.45% at June 30, 2002.

     Repossessions consist primarily of aircraft, $10.39 million of the $12.58 million as of June 30, 2003. These aircraft primarily have come from defaulted loans to air cargo operators and aircraft dealers. There are also automobiles, light trucks, construction equipment and environmental equipment in repossessed assets at June 30, 2003. At the time of repossession, the recorded amount of the loan is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan losses, unless the equipment is in the process of immediate sale. Subsequent write-downs are included in non-interest expense.

     Repossessed assets have a valuation determined by the sales and credit officers or a third party. The estimated value is determined on an orderly liquidation basis. Sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. A number of variables can lead to a decrease in value after the asset is repossessed. These include deterioration in the market, discovery of new or additional information about the asset, and validity or invalidity of prior liens. Valuation adjustments and net losses upon disposition of repossessions for the three-month periods ended June 30, 2003 and 2002 totaled $2.48 million and $0.78 million, respectively, and $2.72 million and $0.69 million for the six month periods ended June 30, 2003 and 2002, respectively.

     The number of repossessed aircraft continues to decrease. Since the credit problems of early 2002 continued throughout the year, 1st Source finished 2002 having repossessed 35 aircraft. In addition, 1st Source has repossessed another 4 aircraft in 2003. 1st Source has arranged for disposal of 23 planes leaving 16 repossessed aircraft included in repossessed assets as of June 30, 2003.

SUPPLEMENTAL LOAN INFORMATION AS OF JUNE 30, 2003


(Dollars in thousands)                                                Other real estate
                                          Loan         Non-accrual           and               Year-to-date
                                       outstandings      loans          repossessions       net credit losses
                                       ------------   ------------     ----------------     -----------------

Commercial and agricultural loans      $   427,760    $     3,797      $      1,877         $       291
Truck and automobile financings            486,712          6,764               272               1,725
Aircraft financing                         288,110          9,825            10,392               3,704
Construction equipment financing           270,582          8,499             1,871               3,060
Loans secured by real estate               527,047          3,192               344                  51
Consumer loans                              98,577            753             1,040                 363

                                       ------------   ------------     -------------        ------------
Total                                  $ 2,098,788    $    32,830      $     15,796         $     9,194
                                       ============   ============     =============        ============

For financial statements purposes, non-accrual loans are included in loan outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NON-INTEREST INCOME

     Non-interest income for the three-month periods ended June 30, 2003 and 2002 was $21.92 million and $17.94 million, respectively, and $41.96 million and $36.62 million for the six-month periods ended June 30, 2003 and 2002, respectively. The predominant factor behind the growth in 2003 was mortgage loan servicing and sale income, which reached record levels in both the second quarter and first half of the year.


(Dollars in thousands)                                   Three Months Ended       Six Months Ended
                                                              June 30,                 June 30,
                                                        ----------------------  --------------------
                                                          2003        2002       2003        2002
Non-interest Income:
  Trust fees                                            $ 2,736   $  2,661    $  5,376    $ 5,321
  Service charges on deposit accounts                     3,922      3,684       7,646      7,155
  Mortgage banking                                        4,094        (46)      7,187      1,538
  Securitization income                                     922      1,418       1,599      2,539
  Insurance commissions                                     616        531       1,428      1,057
  Equipment rental income                                 6,455      7,464      13,226     14,744
  Other income                                            3,448      2,230       6,050      4,758
  Investment securities and other investment losses        (275)      --          (555)      (488)
                                                        -------   --------    --------    -------
Total Non-interest Income                               $21,918   $ 17,942    $ 41,957    $36,624
                                                        =======   ========    ========    =======

     The increase in mortgage banking revenue on both a year-over-year and a quarter-over-quarter basis was driven primarily by heavy origination volumes and higher gains on sales of loans into the secondary market which more than offset mortgage servicing rights impairment. Origination volumes were high as interest rates for new loans were at historically low levels. Mortgage servicing rights impairment was $3.64 million and $1.18 million, respectively, for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, mortgage servicing rights impairment was $5.42 million and $1.18 million, respectively. The carrying value of mortgage servicing rights was impacted by high prepayment speeds on mortgage loans. The high prepayment speeds were the result of mortgage loan refinancings due to historically low interest rates.

     The second quarter and first half of 2003 saw increases in trust fees, service charges on deposit accounts and insurance commission income. Equipment rental income decreased due to the decrease in the operating lease portfolio. Other income increased due to increased trading security account income. Trading account security income may be adversely affected by an increase in interest rates.

     Securitization income decreased in the second quarter and first half of 2003 as sales into the securitization decreased, thereby reducing the gain on sale. During the second quarter, 1st Source began liquidating its aircraft and auto rental loan securitization due to a reduced demand for loans and a continued strong deposit base. The 1998 1st Source Master Trust Securitization (Master Trust) was issued in July 1998 with a seven year revolving period followed by scheduled amortization beginning July 2005. It is anticipated the liquidation process will take several years. As a result of an increase in the Master Trust's commercial paper costs and liquidity fees, together with the decision to voluntarily liquidate the Master Trust, 1st Source's second quarter earnings were adversely impacted by a pre-tax impairment charge of $275,000. This charge was recorded as an other investment loss. As of June 30, 2003, there were $309.06 million outstanding auto and aircraft loans in the Master Trust as compared to $387.79 million at December 31, 2002.

NON-INTEREST EXPENSE

     Non-interest expense for the three-month periods ended June 30, 2003 and 2002 was $37.28 million and $33.66 million, respectively, and $72.08 million and $65.91 million for the six-month periods ended June 30, 2003 and 2002, respectively. The increase in non-interest expense in 2003 was primarily due to increased salaries and employee benefits and increased loan collection and repossession expense.


(Dollars in thousands)
                                               Three Months Ended     Six Months Ended
                                                   June 30,               June 30,
                                               ------------------   ------------------
                                                  2003      2002      2003      2002
Non-interest Expense:
  Salaries and employee benefits                $18,290   $16,417   $35,537   $32,995
  Net occupancy expense                           1,785     1,678     3,649     3,380
  Furniture and equipment expense                 2,677     2,626     5,318     5,355
  Depreciation - leased equipment                 5,050     5,966    10,408    12,113
  Supplies and communications                     1,558     1,594     3,069     3,261
  Business development and marketing expense        854     1,010     1,563     1,610
  Intangible asset amortization                     647       625     1,441       838
  Repossessed valuation adjustment,
   loan collection and repossession expenses      3,972     1,438     5,570     1,875
  Other expense                                   2,442     2,310     5,522     4,481
                                                -------   -------   -------   -------
Total Non-interest Expense                      $37,275   $33,663   $72,077   $65,908
                                                =======   =======   =======   =======


     The increase in salaries and employee benefits on a year-over-year basis reflect increased mortgage commissions of $1.12 million, incentives of $0.60 million and group insurance expenses of $0.31 million. Loan collection and repossession expense is up substantially as 1st Source continues to work through problem loans and liquidate repossessions. Net occupancy expense, furniture and equipment expense, supplies and communication, business development and marketing expense all remained comparable to 2002 levels. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio. Intangible asset amortization increased for the six months ended June 30, 2003, due to the June 2002 reclassification of certain goodwill to unidentifiable intangible assets in accordance with SFAS No. 147, Acquisitions of Certain Financial Institutions. Other expenses increased primarily due to higher insurance costs and losses on the disposition of leasehold improvements at three branches that were closed as of March 31, 2003.

INCOME TAXES

     The provision for income taxes for the six months ended June 30, 2003, was $3.58 million, compared to $1.68 million for the comparable period in 2002. The provision for income taxes for the six months ended June 30, 2003, and 2002, is at a rate which management believes approximates the effective rate for the year.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2002. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2002.


                                     ITEM 4.
                             CONTROLS AND PROCEDURES

     1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2003, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

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

ITEM 2.       Changes in Securities and Use of Proceeds.

              None

ITEM 3.       Defaults Upon Senior Securities.

              None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The following actions were taken by the shareholders of 1st Source at the annual shareholders' meeting held April 22, 2003:

1.  Election of Directors

The directors named below were re-elected to the board of directors for terms expiring in April 2006, as follows:
 Nominee                    Votes For          Votes Withheld
 -------                    ---------          --------------
 William P. Johnson         19,471,748            39,626
 Claire P. Skinner          19,471,680            34,833

In addition, the following directors continued in office after the 2003 annual meeting:

TERMS EXPIRING IN APRIL 2004:        TERMS EXPIRING IN APRIL 2005:

Daniel B. Fitzpatrick                Lawrence E. Hiler
Wellington D. Jones III              Rex Martin
Dane A. Miller, Ph.D.                Christopher J. Murphy III
Toby S. Wilt                         Timothy K. Ozark

Finally, in July 2003, the Board elected David Bowers as a director to fill a vacancy. Mr. Bowers will stand for re-election at the next annual shareholders meeting in April 2004.

2. Amendment to 1982 Executive Incentive Plan

An amendment to the 1982 Executive Incentive Plan and the 1982 Restricted Stock Award Plan which would allow the Executive Compensation Committee of the Board of Directors to extend the forfeiture period on issued shares on a discretionary basis was approved, as follows:

  Votes in Favor             Votes Against           Abstentions
  18,513,836                   722,764                 280,135


ITEM 5.       Other Information.

              None

ITEM 6.       Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this report:

     1. Exhibit 99.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

     2. Exhibit 99.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

     3. Exhibit 99.3 Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

     4. Exhibit 99.4 Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

(b)  Reports on Form 8-K.

     A report on Form 8-K, dated April 30, 2003, was filed under report item numbers 5 and 7, concerning 1st Source's results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        1st Source Corporation
                                        ----------------------



DATE:  07/28/03                         /s/Christopher J. Murphy III
                                        ----------------------------
                                        Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE:  07/28/03                         /s/Larry E. Lentych
                                        ----------------------------
                                        Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer