Form 10-Q/A
period 2003-06-30
1ST SOURCE CORP
filed 2003-08-01
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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



                                EXPLANATORY NOTE

This amendment to Form 10-Q for the quarterly period ended June 30, 2003, is being filed to correct two typographical errors included under the table heading of Supplemental Loan Information as of June 30, 2003, on page 18 of the originally filed report, which was filed under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The typographical errors are as follows:

-        Correctly state the Aircraft financing non-accrual loans as $18,925
-        Correctly state the Total non-accrual loans as $41,930

This 10-Q/A is filed solely to correct these two typographical errors in Part I,
Item 2.

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

SUPPLEMENTAL LOAN INFORMATION AS OF JUNE 30, 2003


(Dollars in thousands)                                                Other real estate
                                          Loan         Non-accrual           and               Year-to-date
                                       outstandings      loans          repossessions       net credit losses
                                       ------------   ------------     ----------------     -----------------

Commercial and agricultural loans      $   427,760    $     3,797      $      1,877         $       291
Truck and automobile financings            486,712          6,764               272               1,725
Aircraft financing                         288,110         18,925            10,392               3,704
Construction equipment financing           270,582          8,499             1,871               3,060
Loans secured by real estate               527,047          3,192               344                  51
Consumer loans                              98,577            753             1,040                 363

                                       ------------   ------------     -------------        ------------
Total                                  $ 2,098,788    $    41,930      $     15,796         $     9,194
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



                                        1st Source Corporation
                                        ----------------------



DATE:  08/01/03                         /s/Christopher J. Murphy III
                                        ----------------------------
                                        Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE:  08/01/03                         /s/Larry E. Lentych
                                        ----------------------------
                                        Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer