Form 10-Q
period 2003-09-30
1ST SOURCE CORP
filed 2003-10-31
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003
                             -----------------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to ________

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

                                  (574)235-2702
              (Registrant's telephone number, including area code)

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

                                 Yes X No ______

               Number of shares of common stock outstanding as of
                     October 28, 2003 - 21,079,434 shares.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
           Consolidated statements of financial condition --
           September 30, 2003, and December 31, 2002                           3
           Consolidated statements of income --
           three months and nine months ended September 30, 2003 and 2002 4 Consolidated statements of cash flows --
           nine months ended September 30, 2003 and 2002                       5
           Notes to the Consolidated Financial Statements                      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20
Item 4.  Controls and Procedures                                              20

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  20
Item 2.    Changes in Securities and Use of Proceeds                          20
Item 3.    Defaults Upon Senior Securities                                    20
Item 4.    Submission of Matters to a Vote of Security Holders                20
Item 5.    Other Information                                                  20
Item 6(a). Exhibits                                                           20
Item 6(b). Reports on Form 8-K                                                20

SIGNATURES                                                                    21

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS)
                                                  September 30,    December 31,
                                                      2003              2002
                                                -------------------------------
ASSETS

Cash and due from banks                            $ 103,256         $ 120,894
Federal funds sold and
   interest bearing deposits with other banks         66,109            81,881
Investment securities available-for-sale
   (amortized cost of $754,106 and $640,224
   at September 30, 2003 and December 31, 2002,
   respectively)                                     760,865           647,617

Trading account securities                            10,822            13,347

Mortgages held for sale                               67,496           146,640

Loans - net of unearned discount
   Commercial and agricultural                       406,096           428,367
   Truck and automobile financing                    480,196           445,195
   Aircraft financing                                273,149           323,802
   Construction equipment financing                  241,945           303,126
   Loans secured by real estate                      522,852           567,950
   Consumer loans                                     96,383           111,012
                                                -------------------------------
Total loans                                        2,020,621         2,179,452
   Reserve for loan losses                           (63,222)          (59,218)
                                                -------------------------------
Net loans                                          1,957,399         2,120,234

Equipment owned under operating leases,
     net of accumulated depreciation                  74,916            93,893
Net premises and equipment                            38,488            40,899
Other assets                                         126,897           142,063
                                                -------------------------------
Total assets                                      $3,206,248        $3,407,468
                                                ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                404,544           419,289
  Interest bearing                                 2,088,493         2,293,616
                                                -------------------------------
Total deposits                                     2,493,037         2,712,905

Federal funds purchased and securities
  sold under agreements to repurchase                223,405           212,040
Other short-term borrowings                           43,533            48,638
Long-term debt                                        16,994            16,878
Subordinated notes                                    56,444            54,750
Other liabilities                                     53,967            52,828
                                                -------------------------------
Total liabilities                                  2,887,380         3,098,039

Shareholders' equity:

Preferred stock-no par value                            -                 -
Common stock-no par value                              7,578             7,579
Capital surplus                                      214,001           214,001
Retained earnings                                     98,528            90,897
Cost of common stock in treasury                      (5,409)           (7,637)
Accumulated other comprehensive income                 4,170             4,589
                                                -------------------------------
Total shareholders' equity                           318,868           309,429
                                                -------------------------------
Total liabilities and shareholders' equity        $3,206,248        $3,407,468
                                                ===============================

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended             Nine Months Ended
                                                          September 30                 September 30
                                                   ------------------------     -------------------------
                                                         2003        2002             2003         2002
                                                   ------------------------     -------------------------
Interest and Fee Income:
  Loans                                            $    33,063  $   42,233       $  105,776   $  130,557
  Investment securities:
    Taxable                                              4,205       5,122           13,449       16,444
    Tax-exempt                                           1,386       1,463            4,266        4,555
Other                                                      337          41              782          239
                                                   ------------------------     -------------------------
TOTAL INTEREST INCOME                                   38,991      48,859          124,273      151,795

Interest Expense:
  Deposits                                              11,919      17,129           38,877       55,035
  Short-term borrowings                                  1,386       1,586            4,148        4,114
  Subordinated notes                                       961         789            2,842        2,374
  Long-term debt                                           181         213              566          637
                                                   ------------------------     -------------------------
TOTAL INTEREST EXPENSE                                  14,447      19,717           46,433       62,160
                                                   ------------------------     -------------------------
NET INTEREST INCOME                                     24,544      29,142           77,840       89,635
Provision for loan losses                                4,078       8,765           14,529       31,324
                                                   ------------------------     -------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             20,466      20,377           63,311       58,311

Noninterest Income:
  Trust fees                                             2,643       2,606            8,019        7,927
  Service charges on deposit accounts                    4,010       3,833           11,656       10,988
  Loan servicing and sale income                         5,786      (1,025)          13,437        2,554
  Equipment rental income                                6,217       7,157           19,443       21,901
  Other income                                           3,332       3,638           11,945        9,951
  Investment securities and
    other investment losses                             (3,134)       (600)          (3,689)      (1,088)
                                                   ------------------------     -------------------------
TOTAL NONINTEREST INCOME                                18,854      15,609           60,811       52,233
                                                   ------------------------     -------------------------
Noninterest Expense:
  Salaries and employee benefits                        17,195      16,792           52,732       49,787
  Net occupancy expense                                  1,726       1,745            5,375        5,125
  Furniture and equipment expense                        2,601       2,537            7,919        7,892
  Depreciation - leased equipment                        4,789       5,744           15,197       17,857
  Supplies and communication                             1,532       1,614            4,601        4,875
  Loan collection and repossession expense                 291       1,224            5,861        3,099
  Other                                                  4,570       3,856           13,096       10,785
                                                   ------------------------     -------------------------
TOTAL NONINTEREST EXPENSE                               32,704      33,512          104,781       99,420
                                                   ------------------------     -------------------------
INCOME BEFORE INCOME TAXES                               6,616       2,474           19,341       11,124
Income taxes                                             1,973         373            5,548        2,048
                                                   ------------------------     -------------------------
NET INCOME                                         $     4,643  $    2,101       $   13,793   $    9,076
                                                   ========================     =========================
Other Comprehensive Income, Net of Tax:
  Change in unrealized
  appreciation (depreciation)
  of available-for-sale securities                      (1,103)      2,353             (419)       2,372
                                                   ------------------------     -------------------------
Total Comprehensive Income                         $     3,540  $    4,454       $   13,374   $   11,448
                                                   ========================     =========================
Per Common Share:
  Basic Net Income Per Common Share                $      0.23  $     0.10       $     0.66   $     0.43
                                                   ========================     =========================
  Diluted Net Income Per Common Share              $      0.22  $     0.10       $     0.65   $     0.43
                                                   ========================     =========================
  Dividends                                        $     0.090  $    0.090       $    0.270   $    0.270
                                                   ========================     =========================
Basic Weighted Average Common Shares Outstanding    21,076,921  20,963,707       21,050,008   20,927,734
                                                   ========================     =========================
Diluted Weighted Average Common Shares Outstanding  21,435,717  21,346,977       21,381,398   21,316,672
                                                   ========================     =========================

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS)
                                                             Nine Months Ended
                                                               September 30
                                                         -----------------------
                                                             2003         2002
                                                         -----------------------
Operating activities:

 Net income                                              $  13,793    $   9,076
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                14,529       31,324
   Depreciation of premises and equipment                   19,030       21,725
   Amortization of investment security premiums
    and accretion of discounts, net                          4,317        3,285
   Amortization of mortgage servicing rights                 5,999        4,539
   Mortgage servicing asset impairment charges               2,596        5,269
   Deferred income taxes                                    (2,501)       9,072
   Realized investment securities losses                     3,689        1,088
   Unrealized investment losses                               --            950
   Change in mortgages held for sale                        79,144       45,454
   Realized losses (gains) on securitized loans                299       (6,556)
   Change in trading account securities                      2,525         --
   Decrease  in interest receivable                          1,621        4,129
   Decrease in interest payable                             (3,711)      (8,141)
   Change in other assets                                    6,645      (29,982)
   Change in other liabilities                               7,566      (12,346)
   Other                                                     2,907        1,237
                                                         ---------    ---------
Net cash from operating activities                         158,448       80,123

Investing activities:

 Proceeds from sales and maturities
    of investment securities                               271,360      225,757
 Purchases of investment securities                       (393,548)    (194,096)
 Net change in short-term investments                       15,772      (44,124)
 Loans sold or participated to others                       49,784      250,569
 Net change in loans                                        98,522     (182,078)
 Net change  in equipment owned under operating leases       3,781       (3,653)
 Purchases of premises and equipment                        (2,147)      (1,038)
                                                         ---------    ---------
Net cash from investing activities                          43,524       51,337

Financing activities:
 Net change in demand deposits, NOW
    accounts and savings accounts                         (105,435)      (7,634)
 Net change in certificates of deposit                    (114,433)    (113,788)
 Net change in short-term borrowings                         6,260      (12,550)
 Proceeds from issuance of long-term debt                      784          126
 Payments on long-term debt                                   (668)        (368)
 Acquisition of treasury stock                                (438)      (2,265)
 Cash dividends                                             (5,680)      (5,650)
                                                         ---------    ---------
Net cash used in financing activities                     (219,610)    (142,129)

Net change in cash and cash equivalents                    (17,638)     (10,669)

Cash and cash equivalents, beginning of year               120,894      129,431
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $ 103,256    $ 118,762
                                                         =========    =========
The accompanying notes are a part of the consolidated financial statements

                             1ST SOURCE CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission
(SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2002 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

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

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 5 - Stock-Based Compensation use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans.

     Effective July 1, 2003, 1st Source fully adopted SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." SFAS No. 91 deals with the timing of recognition of loan and lease origination fees and certain expenses and requires that such fees and costs be deferred and amortized over the estimated life of the asset. With the adoption of SFAS No. 91, 1st Source began deferral of such origination fees and associated expenses prospectively for all loans and leases originated after June 30, 2003. The effects of this prospective adoption increased net income in the third quarter by $0.41 million for the three month and nine month periods ended September 30, 2003. The adoption of SFAS No. 91 increased earnings per share by $0.02 for the three month and nine month periods ended September 30, 2003.

Note 2.    Recent Accounting Pronouncements

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46, as originally issued, was effective immediately for entities created after January 21, 2003, and applied to previously existing entities in quarters beginning after June 15, 2003. On October 9, 2003, FASB issued a Staff Position deferring the effective date for variable interests held prior to February 1, 2003, however, early adoption is permitted.

     1st Source early adopted FIN 46 on July 1, 2003. 1st Source determined that it is not the primary beneficiary of its investment in 1st Source Capital Trust I, II, and III (the Trusts) and was required to de-consolidate the Trusts. 1st Source owns the common stock of the Trusts, which issued mandatorily redeemable preferred capital securities to third party investors. The Trusts' only assets, which totaled $56.44 million at July 1, 2003, and September 30, 2003, consisted of debentures which were acquired by the Trusts using proceeds from the issuance of the preferred securities and common stock. As a result of the de-consolidation, 1st Source will include the debentures in "subordinated notes" and 1st Source's equity interest in the Trusts will be included in "other assets" on the balance sheet.

     Further, in July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming 1st Source was not allowed to include the $54.75 million in trust preferred securities issued by the Trusts in Tier 1 capital, 1st Source would still be well capitalized per regulatory guidelines.

     As of September 30, 2003 and December 31, 2002, 1st Source had a variable interest in a securitization trust. This securitization trust is a qualifying special purpose entity, which is exempt from the consolidation requirements of FIN 46.

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

     AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions in this Statement require that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The requirements of SFAS No. 149 do not have a material impact on the results of operations or financial position of 1st Source.

     ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liability and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. The requirements of SFAS No. 150 do not have a material impact on the results of operations or financial position of 1st Source.

Note 3.  Reserve for Loan Losses

     The reserve for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable losses in the remainder of the various loan portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans (classified loans and leases and internal watch list credits), percentage allocations for special attention loans without specific reserves, formula reserves for each business lending division portfolio including a higher percentage reserve allocation for special attention loans without a specific reserve and reserves for pooled homogenous loans. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance and collateral values and disposition, all of which are subject to judgment and will change.

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

     As of September 30, 2003 and December 31, 2002, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $274.15 million and $364.00 million, respectively. Outstanding commitments to sell mortgage loans aggregated $133.06 million at September 30, 2003 and $240.00 million at December 31, 2002. Standby letters of credit totaled $103.54 million and $117.21 million at September 30, 2003 and December 31, 2002, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

     The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30                SEPTEMBER 30
                                                      -------------------------- -------------- --------------
                                                            2003         2002          2003           2002
                                                      -------------------------- -------------- --------------
Net income, as reported (000's)                            $ 4,643        $ 2,101       $13,793        $ 9,076
Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                 450             --           760             --
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects
                                                              (481)          (66)          (960)          (269)
                                                          --------        -------      --------       --------
Pro forma net income                                      $  4,612       $  2,035     $  13,593       $  8,807
                                                         =========      =========    ==========      =========
Earnings per share:

    Basic--as reported                                       $0.23          $0.10         $0.66          $0.43
                                                             =====          =====         =====          =====
    Basic--pro forma                                         $0.22          $0.10         $0.65          $0.42
                                                             =====          =====         =====          =====

    Diluted--as reported                                     $0.22          $0.10         $0.65          $0.43
                                                             =====          =====         =====          =====
    Diluted--pro forma                                       $0.22          $0.09         $0.64          $0.41
                                                             =====          =====         =====          =====


                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this document express "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which 1st Source has credit concentrations; and other matters discussed in 1st Source's filings with the SEC, including its Annual Report on Form 10-K for 2002, which filings are available from the SEC. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of September 30, 2003, as compared to December 31, 2002, and the results of operations for the nine months ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2002 Annual Report.

                               FINANCIAL CONDITION

    1st Source's assets at September 30, 2003 were $3.21 billion, down 5.91% from December 31, 2002. Total loans were down 7.29% and total deposits decreased 8.10% over the comparable figures at the end of 2002.

     Nonperforming assets at September 30, 2003, were $46.00 million compared to $64.12 million at December 31, 2002, a decrease of 28.25%. Nonperforming assets decreased due to the liquidation of repossessions and a decrease in construction equipment non-accrual loans, offset by an increase in aircraft non-accrual loans. At September 30, 2003, nonperforming assets were 2.20% of net loans and leases compared to 2.65% at December 31, 2002.

Other assets were as follows:

(Dollars in Thousands)
                                                         September 30,   December 31,
                                                             2003            2002
                                                        --------------- --------------
Other Assets:
  Corporate owned life insurance cash surrender value           27,087         26,286
  Acccrued interest receivable                                  13,164         14,786
  Originated and purchased mortgage servicing rights            22,839         20,757
  Other real estate                                              4,508          4,362
  Repossessions                                                  9,369         21,343
  Intangible assets                                             26,386         27,895
  All other assets                                              23,544         26,634
                                                        --------------- --------------
Total other assets                                           $ 126,897      $ 142,063
                                                        =============== ==============

                                     CAPITAL

      As of September 30, 2003, total shareholders' equity was $318.87 million, up 3.05% from the $309.43 million at December 31, 2002. The 1st Source equity-to-assets ratio was 9.95% as of September 30, 2003, compared to 9.08% at December 31, 2002. Book value per common share rose to $15.13 at September 30, 2003, up from $14.77 at December 31, 2002.

      1st Source declared and paid dividends per common share of $0.09 during the third quarter of 2003. The dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 40.91% for the third quarter of 2003. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.54% at September 30, 2003.

      The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines establish a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2003 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 2003 was 13.00% and the total risk-based capital ratio was 14.35%.

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

     Liquidity of the Bank is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability funded liquidity is deposit growth and retention of the core deposit base. The principal source of asset funded liquidity is available for sale investment securities, cash and due from banks, federal funds sold, securities purchased under agreements to resell and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 2003, the consolidated statement of financial condition was rate sensitive by $50.00 million more assets than liabilities scheduled to reprice within one year or approximately 1.03%.

                              RESULTS OF OPERATIONS

     Net income for the three and nine month periods ended September 30, 2003, was $4.64 million and $13.79 million, respectively, compared to $2.10 million and $9.08 million for the same periods in 2002. Diluted net income per common share was $0.22 and $0.65, respectively, for the three and nine month periods ended September 30, 2003, compared to $0.10 and $0.43 for the same periods in 2002. Return on average common shareholders' equity was 5.86% for the nine months ended September 30, 2003, compared to 3.90% in 2002. The return on total average assets was 0.56% for the nine months ended September 30, 2003 compared to 0.35% in 2002.

     The increase in net income for the nine months ended September 30, 2003 over the first nine months of 2002, was primarily the result of a $16.80 million decrease in the provision for loan losses and a $12.98 million increase in mortgage banking income, offset by an $11.80 million decrease in net interest income, a $2.95 million increase in salaries and employee benefit expense and a $2.76 million increase in loan collection and repossession expense. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME

     The taxable equivalent net interest income for the three months ended September 30, 2003, was $25.29 million, a decrease of 15.44% over the same period in 2002. The net interest margin on a fully taxable equivalent basis' was 3.33% for the three months ended September 30, 2003 compared to 3.85% for the three months ended September 30, 2002. The taxable equivalent net interest income for the nine-month period ended September 30, 2003, was $80.10 million, a decrease of 12.93% over 2002, resulting in a net yield of 3.57%, compared to 3.92% for the same period in 2002. As a result of the adoption of SFAS No. 91, the impact on net interest margin on a fully taxable equivalent basis was a reduction of 10 basis points for the three months ended September 30, 2003, and 3 basis points for the nine months ended September 30, 2003.

      Total average earning assets decreased 2.12% and 4.37%, respectively, for the three and nine-month periods ended September 30, 2003, over the comparative periods in 2002. Average loan outstandings decreased 10.83% and 10.91% for the three and nine-month periods, compared to the same periods in 2002, due primarily to decreased loan volume in commercial loans secured by aircraft and construction equipment. Total average investment securities increased 10.53% and 5.26% for the three and nine-month periods over one year ago due to an increase in United States treasury, municipal and other securities. For the nine month period, average mortgages held for sale increased 12.62%, as demand for mortgage loans was greater in the third quarter of 2003 due to the interest rate environment. Other investments, which include federal funds sold, time deposits with other banks and trading account securities, increased for both the three and nine month periods over one year ago as loan funding needs decreased. The taxable equivalent yields on total average earning assets were 5.23% and 6.39% for the three-month periods ended September 30, 2003 and 2002, respectively, and 5.64% and 6.57% for the nine-month periods ended September 30, 2003 and 2002, respectively.

     Average interest bearing deposits decreased 8.47% and 9.55% for the three and nine month periods, respectively, over the same periods in 2002. The rate on average interest-bearing deposits was 2.21% and 2.90% for the three-month periods ended September 30, 2003 and 2002 and 2.39% and 3.06% for the nine-month periods ended September 30, 2003 and 2002 due to a decrease in public funds and brokered deposits. These higher cost deposits were not pursued due to lower funding needs. The rate on average interest-bearing funds was 2.32% and 2.93% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the rate on average interest bearing funds was 2.49% and 3.03%, respectively.

      The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

(DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                       2003                             2002
                                        -------------------------------  -------------------------------

                                                      Interest                        Interest
                                          Average     Income/   Yield/    Average     Income/     Yield/
                                          Balance     Expense   Rate      Balance     Expense     Rate
                                        -------------------------------  -------------------------------

ASSETS:
     Investment securities:
       Taxable                           $   528,971   $ 4,205   3.15%  $   476,951      $ 5,122  4.26%
       Tax exempt (1)                        167,492     2,053   4.86%      153,147        2,144  5.55%
     Mortgages - Held for Sale               120,369     1,738   5.73%      118,269        2,041  6.85%
     Net loans (2 & 3)                     2,069,261    31,399   6.02%    2,320,707       40,272  6.88%
     Other investments                       127,901       337   1.05%       10,263           41  1.58%
                                        -------------------------------  -------------------------------
Total Earning Assets                       3,013,994    39,732   5.23%    3,079,337       49,620  6.39%

     Cash and due from banks                  84,814                         87,905
     Reserve for loan losses                 (63,478)                       (57,959)
     Other assets                            247,155                        287,278
                                        -------------                   -----------
Total                                    $ 3,282,485                    $ 3,396,561
                                        =============                   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest bearing deposits           $ 2,143,112  $ 11,919   2.21%  $ 2,341,369     $ 17,129  2.90%
     Short-term borrowings                   248,642     1,385   2.21%      274,765        1,586  2.29%
     Subordinated notes                       56,444       961   6.75%       44,750          789  7.00%
     Long-term debt                           17,062       182   4.23%       11,718          213  7.21%
                                        -------------------------------  -------------------------------
Total Interest Bearing Liabilities         2,465,260    14,447   2.32%    2,672,602       19,717  2.93%

     Noninterest bearing deposits            447,968                        358,419
     Other liabilities                        53,171                         54,089
     Shareholders' equity                    316,086                        311,451
                                        -------------                   -----------
Total                                    $ 3,282,485                    $ 3,396,561
                                        =============                   ===========
                                                      ---------                         --------
Net Interest Income                                   $ 25,285                          $ 29,903
                                                      =========                         ========
Net Yield on Earning Assets on a Taxable
                                                                 -----                          -------
 Equivalent Basis                                                3.33%                            3.85%
                                                                 =====                          =======



                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------
                                                       2003                             2002
                                        ---------------------------------  -----------------------------
                                                      Interest                        Interest
                                           Average    Income/    Yield/    Average    Income/     Yield/
                                           Balance    Expense    Rate      Balance    Expense     Rate
                                        ---------------------------------  -----------------------------
ASSETS:
     Investment securities:
       Taxable                           $   508,667  $ 13,449   3.53%  $   490,808     $ 16,445  4.48%
       Tax exempt (1)                        165,753     6,304   5.08%      149,909        6,683  5.96%
     Mortgages - Held for Sale               127,735     5,582   5.84%      113,419        5,530  6.52%
     Net loans (2 & 3)                     2,110,811   100,417   6.36%    2,369,284      125,260  7.07%
     Other investments                        88,584       782   1.18%       15,324          239  2.09%
                                        ---------------------------------  ----------------------------
Total Earning Assets                       3,001,550   126,534   5.64%    3,138,744      154,157  6.57%

     Cash and due from banks                  87,313                         88,538
     Reserve for loan losses                 (62,523)                       (58,515)
     Other assets                            259,003                        285,268
                                        --------------                  ------------

Total                                    $ 3,285,343                    $ 3,454,035
                                        ==============                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest bearing deposits           $ 2,176,884  $ 38,877   2.39%  $ 2,406,845     $ 55,035  3.06%
     Short-term borrowings                   244,511     4,148   2.27%      280,159        4,114  1.96%
     Subordinated notes                       55,321     2,842   6.87%       44,750        2,374  7.09%
     Long-term debt                           17,286       566   4.38%       11,824          637  7.20%
                                        --------------------------------  ----------------------------
Total Interest Bearing Liabilities         2,494,002    46,433   2.49%    2,743,578       62,160  3.03%

     Noninterest bearing deposits            422,943                        344,330
     Other liabilities                        53,770                         55,373
     Shareholders' equity                    314,628                        310,754
                                        --------------                  ------------

Total                                    $ 3,285,343                    $ 3,454,035
                                        ==============                  ============

                                                      ---------                         --------
Net Interest Income                                   $ 80,101                          $ 91,997
                                                      =========                         ========
Net Yield on Earning Assets on a Taxable
                                                                 -----                            -----
 Equivalent Basis                                                3.57%                            3.92%
                                                                 =====                            =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments for the three months period were $668 in 2003 and $681 in 2002 and for the nine months period were $2,038 in 2003 and $2,128 in 2002.

(2) Loan income includes fees on loans for the three months period of $528 in 2003 and $1,222 in 2002 and for the nine months period of $3,102 in 2003 and $3,779 in 2002. Loan income also includes the effects of taxable equivalent adjustments, using 35% rate for 2003 and 2002. The tax equivalent adjustments for the three months period were $73 in 2003 and $80 in 2002 and for the nine months period were $223 in 2003 and $234 in 2002.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three-month periods ended September 30, 2003, and 2002 was $4.08 million and $8.77 million, respectively, and $14.53 million and $31.32 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Net charge-offs of $4.05 million were recorded for the third quarter 2003, compared to $7.24 million for the same quarter a year ago. Year-to-date, net charge-offs of $10.53 million have been recorded in 2003, compared to net charge-offs of $30.00 million through September 2002.

      In the third quarter 2003, 1st Source continued to experience moderate improvement in credit quality. Overall delinquencies continued to decrease, even though there has been a slight increase in delinquencies in the construction equipment loan portfolio. Factors attributing to these delinquencies include bad weather and the effects of delayed payments from state and municipal governments to 1st Source customers. Loan delinquencies were down to 1.14% on September 30, 2003, as compared to 1.48% on September 30, 2002, and 1.80% at the end of 2002. Third quarter 2003 net charge-offs increased slightly as compared to second quarter 2003. The reserve for loan losses as a percentage of loans outstanding at the end of the period continued to increase due primarily to reduction of the loan portfolio. A summary of loan loss experience during the three-month and nine-month periods ended September 30, 2003 and 2002 is provided below.

                                                                Summary of Reserve for Loan Losses
                                                                     (Dollars in Thousands)

                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                              ----------------------------------------------------------------------
                                                   2003              2002              2003               2002
                                              ---------------   ---------------    --------------    ---------------
Reserve for loan losses - beginning balance         $ 63,194          $ 57,420          $ 59,218           $ 57,624
       Charge-offs                                    (4,931)           (7,910)          (13,054)           (32,345)
       Recoveries                                        881               671             2,529              2,343
                                              ---------------   ---------------    --------------    ---------------
Net charge-offs                                       (4,050)           (7,239)          (10,525)           (30,002)

Provision for loan losses                              4,078             8,765            14,529             31,324
                                              ---------------   ---------------    --------------    ---------------

Reserve for loan losses - ending balance            $ 63,222          $ 58,946          $ 63,222           $ 58,946
                                              ===============   ===============    ==============    ===============

Loans outstanding at end of period               $ 2,020,621       $ 2,263,357       $ 2,020,621        $ 2,263,357
Average loans outstanding during period            2,069,261         2,320,707         2,110,811          2,369,284


Reserve for loan losses as a percentage of
       loans outstanding at end of period              3.13%             2.60%             3.13%              2.60%
Ratio of net charge-offs during period to
       average loans outstanding                       0.78%             1.24%             0.67%              1.69%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)

                                       September 30, December 31,  September 30,
                                           2003          2002           2002
                                       ------------- ------------ --------------
Loans past due 90 days or more             $    353      $    154       $    309
Non-accrual loans                            32,865        35,664         54,685
Other real estate                             3,111         4,362          4,873
Repossessions                                 9,369        21,343         19,536
Equipment owned under operating leases          305         2,594          1,888

                                       ------------- ------------- -------------
Total nonperforming assets                 $ 46,003      $ 64,117       $ 81,291
                                       ============= ============= =============

     Nonperforming assets totaled $46.00 million at September 30, 2003, decreasing 28.25% from $64.12 million at December 31, 2002 and decreasing 43.41% from $81.29 million at September 30, 2002. The decrease during the third quarter was primarily related to the liquidation of repossessions and a decrease in aircraft and construction equipment non-accrual loans. Nonperforming assets as a percentage of total loans and leases improved to 2.20% at September 30, 2003 from 2.65% at December 31, 2002 and 3.44% at September 30, 2002.

     As of September 30, 2003, the Bank had a $4.01 million standby letter of credit outstanding which supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     Repossessions consist primarily of aircraft collateral, $6.77 million of the $9.37 million as of September 30, 2003. These aircraft primarily have come from defaulted loans to air cargo operators and aircraft dealers. There are also automobiles, light trucks, construction equipment and environmental equipment in repossessed assets at September 30, 2003. At the time of repossession, the recorded amount of the loan is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan losses, unless the equipment is in the process of immediate sale. Any subsequent write-downs are included in non-interest expense.

     Repossessed assets are valued by the sales and credit officers or, in certain circumstances, an independent third party. The estimated value generally is determined on an orderly liquidation basis based on a variety of available sources. These sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. A number of variables can lead to a decrease in value after the asset is repossessed. These include deterioration in the market value, discovery of new or additional information about the asset, and validity or invalidity of other liens against the asset. Valuation adjustments and net gains upon disposition of repossessions for the three-month period ended September 30, 2003 totaled $0.75 million as compared to the valuation adjustments and net losses for the three-month period ended September 30, 2002 of $0.15 million. For the nine month period ended September 30, 2003 and 2002, valuation adjustments and net losses totaled $1.97 million and $0.85 million, respectively.


SUPPLEMENTAL LOAN INFORMATION AS OF SEPTEMBER 30, 2003

(Dollars in thousands)                                                 Other real estate
                                        Loan                                   and              Year-to-date
                                    outstandings       Non-accrual        repossessions       net credit losses
                                   ---------------  ----------------  ---------------------  ------------------

Commercial and agricultural loans       $ 406,096           $ 4,000               $      -            $    434
Truck and automobile financings           480,196             6,548                    639               1,745
Aircraft financing                        273,149            15,232                  6,771               6,571
Construction equipment financing          241,945             4,613                  1,876               2,983
Loans secured by real estate              522,852             1,700                  3,111                 107
Consumer loans                             96,383               772                     83                 656

                                   ---------------  ----------------  ---------------------  ------------------
Total                                  $2,020,621          $ 32,865               $ 12,480            $ 12,496
                                   ===============  ================  =====================  ==================


For financial statements purposes, non-accrual loans are included in loan outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NON-INTEREST INCOME

     Non-interest income for the three-month periods ended September 30, 2003 and 2002 was $18.85 million and $15.61 million, respectively, and $60.81 million and $52.23 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The predominant factor behind the growth in 2003 was mortgage loan servicing and sale income, which reached near record levels in the first nine months of 2003.

(Dollars in Thousands)                                   Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                       ------------------------ -------------------------
                                                          2003         2002       2003           2002
                                                       ------------------------ -------------------------
Noninterest Income:
  Trust fees                                              $ 2,643      $ 2,606     $ 8,019       $ 7,927
  Service charges on deposit accounts                       4,010        3,833      11,656        10,988
  Mortgage banking                                          5,440       (1,895)     12,626          (356)
  Securitization income                                       841        1,248       2,438         3,788
  Insurance commissions                                       800          626       2,228         1,683
  Equipment rental income                                   6,217        7,157      19,443        21,901
  Other income                                              2,037        2,634       8,090         7,390
  Investment securities and other investment losses        (3,134)        (600)     (3,689)       (1,088)
                                                       -----------  ----------- -----------   -----------
Total Noninterest Income                                 $ 18,854     $ 15,609    $ 60,811      $ 52,233
                                                       ===========  =========== ===========   ===========


     The increase in mortgage banking revenue on both a year-over-year and a quarter-over-quarter basis continued to be driven primarily by heavy origination volumes and higher gains on sales of loans into the secondary market. Origination volumes remained high even though interest rates for new loans climbed slightly during the quarter. The carrying value of mortgage servicing rights was strongly impacted in the third quarter of 2003 due to rising interest rates, which resulted in a recovery of mortgage servicing rights impairment in the amount of $2.82 million for the three months ended September 30, 2003, as compared to mortgage service impairment of $4.10 million, for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, mortgage servicing rights impairment was $2.60 million and $5.27 million, respectively.

     The nine months ended September 30, 2003, saw increases in trust fees, service charges on deposit accounts and insurance commission income. Equipment rental income decreased due to the decrease in the operating lease portfolio. Other income increased due to increased trading security income. Trading security income may be adversely affected by an increase in interest rates. During the third quarter of 2003, investment security losses increased due to the effects of market value adjustments of venture capital investments and an impairment charge relating to securitized loans.

     1st Source recorded an impairment charge of $2.47 million in the third quarter of 2003 relating to the estimated value of its retained interest in the 1998 1st Source Master Trust Securitization (Master Trust). The Bank is the originator and servicer of aircraft and auto rental loans owned by the Master Trust. As reported previously, the Bank has begun allowing its $400 million revolving loan securitization to liquidate. As of September 30, 2003, there were $268.73 million outstanding auto and aircraft loans in the Master Trust compared to $309.06 million at June 30, 2003 and $387.79 million at December 31, 2002.

     The agreements governing the Master Trust provide for a cash reserve equal to 7.5% of the outstanding loans to cover first losses, if any, on the portfolio. Any excess cash above the required reserve is payable to the Bank on a monthly basis. The amount of the required reserve has declined coincident with the decline in the outstandings of the portfolio and the Master Trust has begun to accumulate excess cash. The first payment of excess cash due and payable to the Bank was scheduled for September 15, 2003.

     However, on September 12, 2003, the credit insurer of the Master Trust's indebtedness to noteholders delivered a notice to the trustee of the Master Trust directing the trustee to retain the excess cash in the Master Trust. The stated basis for the directive was the credit insurer's belief that an "Early Amortization Event" (as defined in the Master Trust agreements) had occurred citing purported deficiencies in the loan servicing practices of the Bank. As a consequence, the trustee did not pay the excess cash due and payable on September 15, 2003, and continues to retain all excess cash in the Master Trust. The trustee has not, however, taken any position as to the merits of whether an Early Amortization Event has occurred.

     After a preliminary investigation, the Bank concluded that no Early Amortization Event has occurred. Nevertheless, the Bank engaged the services of an independent accounting firm to provide an independent assessment of the manner in which the Bank serviced certain loans in the Master Trust. The parties are awaiting the report of the independent accounting firm. The Bank cannot say if or when the trustee will commence payments of excess cash to the Bank.

     The model used to estimate the value of the Bank's retained interest asset assumes monthly payments of the excess cash. Given the uncertainty of the timing of the payments of excess cash, management believed it was prudent to assume that payments of excess cash would be received upon completion of the liquidation of the Master Trust. The change in assumption led to the $2.47 million impairment charge.

NON-INTEREST EXPENSE

     Non-interest expense for the three-month periods ended September 30, 2003 and 2002 was $32.71 million and $33.51 million, respectively, and $104.78 million and $99.42 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in non-interest expense in 2003 was primarily due to increased salaries and employee benefits and increased loan collection and repossession expense.

(Dollars in Thousands)                                Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                ------------------------  --------------------------
                                                   2003         2002         2003           2002
                                                ------------------------  --------------------------
Noninterest Expense:
  Salaries and employee benefits                  $ 17,195     $ 16,792      $ 52,732      $ 49,787
  Net occupancy expense                              1,726        1,745         5,375         5,125
  Furniture and equipment expense                    2,601        2,537         7,919         7,892
  Depreciation - leased equipment                    4,789        5,744        15,197        17,857
  Supplies and communication                         1,532        1,614         4,601         4,875
  Business development and marketing expense           978          314         2,542         1,924
  Intangible asset amortization                        647          625         2,088         1,463
  Repossession valuation adjustment,
    loan collection and repossession expense           291        1,224         5,861         3,099
  Other  expense                                     2,945        2,917         8,466         7,398
                                                -----------  -----------  ------------   -----------
Total Noninterest Expense                         $ 32,704     $ 33,512     $ 104,781      $ 99,420
                                                ===========  ===========  ============   ===========

     Salaries and employee benefits increased on a year-over-year basis caused by increased mortgage commissions of $1.08 million, incentives of $0.54 million and group insurance expenses of $0.62 million. Due to the July 1, 2003, adoption of SFAS No. 91, $1.40 million in salaries and employee benefits which were directly related to the cost of loan originations during the third quarter of 2003 were deferred to amortize over the life of the loan. Loan collection and repossession expense decreased during the third quarter, but continued to remain up substantially for the first nine months of 2003 overall as 1st Source continues to work through problem loans and liquidate repossessions.

     Net occupancy expense, furniture and equipment expense and supplies and communication, all remained comparable to 2002 levels. Business development and marketing expense increased due to increased contribution expense in the third quarter of 2003. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio. Intangible asset amortization increased for the nine months ended September 30, 2003, due to the September 2002 reclassification of certain goodwill to unidentifiable intangible assets in accordance with SFAS No. 147, Acquisitions of Certain Financial Institutions. Other expenses increased primarily due to higher insurance costs and losses on the disposition of leasehold improvements at three branches that were closed as of March 31, 2003.

INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 2003, was $5.55 million, compared to $2.05 million for the comparable period in 2002. The provision for income taxes for the nine months ended September 30, 2003, and 2002, is at a rate which management believes approximates the effective rate for the year.

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2002. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2002.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

     1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2003, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

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

ITEM 2.       Changes in Securities and Use of Proceeds

              None

ITEM 3.       Defaults Upon Senior Securities.

              None

ITEM 4.       Submission of Matters to a Vote of Security Holders.

              None

ITEM 5.       Other Information.

              None

ITEM 6.       Exhibits and Reports on Form 8-K.

              (a)  The following exhibits are filed with this report:

               1.   Exhibit  31.1   Certification  of  Chief  Executive  Officer
                    required by Rule 13a-14(a).

               2.   Exhibit  31.2   Certification  of  Chief  Financial  Officer
                    required by Rule 13a-14(a).

               3. Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

               4. Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

              (b) Reports on Form 8-K.

                    A report on Form 8-K, dated July 28, 2003, was filed under report item numbers 5 and 9, concerning 1st Source's results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        1ST SOURCE CORPORATION

DATE   OCTOBER 30, 2003
                                        /s/Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE   OCTOBER 30, 2003
                                        /s/Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer