Form 10-Q/A
period 2003-09-30
1ST SOURCE CORP
filed 2004-02-19
CIK 34782

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

                                 Yes X No ______

               Number of shares of common stock outstanding as of
                     October 28, 2003 - 20,680,193 shares.

                                EXPLANATORY NOTE

This amendment to Form 10-Q for the quarterly period ended September 30, 2003, is being filed to correct 1st Source's consolidated statements of financial condition at September 30, 2003 for the adoption of Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity effective July 1, 2003. SFAS No. 150 requires the redemption value of mandatorily redeemable securities to be classified as liabilities. As a result of the implementation of SFAS No. 150, 1st Source reclassified $5.90 million of shareholder's equity to mandatorily redeemable securities effective July 1, 2003. The mandatorily redeemable securities are due to common stock issued under the 1st Source Executive Incentive Plan. Awards under the plan include "book value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability or termination of employment.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
           Consolidated statements of financial condition --
           September 30, 2003, and December 31, 2002                           3
           Consolidated statements of income --
           three months and nine months ended September 30, 2003 and 2002 4 Consolidated statements of cash flows --
           nine months ended September 30, 2003 and 2002                       5
           Notes to the Consolidated Financial Statements                      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20
Item 4.  Controls and Procedures                                              20

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  20
Item 2.    Changes in Securities and Use of Proceeds                          20
Item 3.    Defaults Upon Senior Securities                                    20
Item 4.    Submission of Matters to a Vote of Security Holders                20
Item 5.    Other Information                                                  20
Item 6(a). Exhibits                                                           20
Item 6(b). Reports on Form 8-K                                                20

SIGNATURES                                                                    21

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS)
                                                  September 30,    December 31,
                                                      2003              2002
                                                -------------------------------
ASSETS

Cash and due from banks                            $ 103,256         $ 120,894
Federal funds sold and
   interest bearing deposits with other banks         66,109            81,881
Investment securities available-for-sale
   (amortized cost of $754,106 and $640,224
   at September 30, 2003 and December 31, 2002,
   respectively)                                     760,865           647,617

Trading account securities                            10,822            13,347

Mortgages held for sale                               67,496           146,640

Loans - net of unearned discount
   Commercial and agricultural                       406,096           428,367
   Truck and automobile financing                    480,196           445,195
   Aircraft financing                                273,149           323,802
   Construction equipment financing                  241,945           303,126
   Loans secured by real estate                      522,852           567,950
   Consumer loans                                     96,383           111,012
                                                -------------------------------
Total loans                                        2,020,621         2,179,452
   Reserve for loan losses                           (63,222)          (59,218)
                                                -------------------------------
Net loans                                          1,957,399         2,120,234

Equipment owned under operating leases,
     net of accumulated depreciation                  74,916            93,893
Net premises and equipment                            38,488            40,899
Other assets                                         126,897           142,063
                                                -------------------------------
Total assets                                      $3,206,248        $3,407,468
                                                ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                404,544           419,289
  Interest bearing                                 2,088,493         2,293,616
                                                -------------------------------
Total deposits                                     2,493,037         2,712,905

Federal funds purchased and securities
  sold under agreements to repurchase                223,405           212,040
Other short-term borrowings                           43,533            48,638
Long-term debt and
  mandatorily redeemable securities                   22,891            16,878
Subordinated notes                                    56,444            54,750
Other liabilities                                     53,967            52,828
                                                -------------------------------
Total liabilities                                  2,893,277         3,098,039

Shareholders' equity:

Preferred stock-no par value                            -                 -
Common stock-no par value                              7,578             7,579
Capital surplus                                      214,001           214,001
Retained earnings                                     97,573            90,897
Cost of common stock in treasury                     (10,351)           (7,637)
Accumulated other comprehensive income                 4,170             4,589
                                                -------------------------------
Total shareholders' equity                           312,971           309,429
                                                -------------------------------
Total liabilities and shareholders' equity        $3,206,248        $3,407,468
                                                ===============================

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended             Nine Months Ended
                                                          September 30                 September 30
                                                   ------------------------     -------------------------
                                                         2003        2002             2003         2002
                                                   ------------------------     -------------------------
Interest and Fee Income:
  Loans                                            $    33,063  $   42,233       $  105,776   $  130,557
  Investment securities:
    Taxable                                              4,205       5,122           13,449       16,444
    Tax-exempt                                           1,386       1,463            4,266        4,555
Other                                                      337          41              782          239
                                                   ------------------------     -------------------------
TOTAL INTEREST INCOME                                   38,991      48,859          124,273      151,795

Interest Expense:
  Deposits                                              11,919      17,129           38,877       55,035
  Short-term borrowings                                  1,386       1,586            4,148        4,114
  Subordinated notes                                       961         789            2,842        2,374
  Long-term debt and
    mandatorily redeemable securities                      181         213              566          637
                                                   ------------------------     -------------------------
TOTAL INTEREST EXPENSE                                  14,447      19,717           46,433       62,160
                                                   ------------------------     -------------------------
NET INTEREST INCOME                                     24,544      29,142           77,840       89,635
Provision for loan losses                                4,078       8,765           14,529       31,324
                                                   ------------------------     -------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             20,466      20,377           63,311       58,311

Noninterest Income:
  Trust fees                                             2,643       2,606            8,019        7,927
  Service charges on deposit accounts                    4,010       3,833           11,656       10,988
  Loan servicing and sale income                         5,786      (1,025)          13,437        2,554
  Equipment rental income                                6,217       7,157           19,443       21,901
  Other income                                           3,332       3,638           11,945        9,951
  Investment securities and
    other investment losses                             (3,134)       (600)          (3,689)      (1,088)
                                                   ------------------------     -------------------------
TOTAL NONINTEREST INCOME                                18,854      15,609           60,811       52,233
                                                   ------------------------     -------------------------
Noninterest Expense:
  Salaries and employee benefits                        17,195      16,792           52,732       49,787
  Net occupancy expense                                  1,726       1,745            5,375        5,125
  Furniture and equipment expense                        2,601       2,537            7,919        7,892
  Depreciation - leased equipment                        4,789       5,744           15,197       17,857
  Supplies and communication                             1,532       1,614            4,601        4,875
  Loan collection and repossession expense                 291       1,224            5,861        3,099
  Other                                                  4,570       3,856           13,096       10,785
                                                   ------------------------     -------------------------
TOTAL NONINTEREST EXPENSE                               32,704      33,512          104,781       99,420
                                                   ------------------------     -------------------------
INCOME BEFORE INCOME TAXES                               6,616       2,474           19,341       11,124
Income taxes                                             1,973         373            5,548        2,048
                                                   ------------------------     -------------------------
NET INCOME                                         $     4,643  $    2,101       $   13,793   $    9,076
                                                   ========================     =========================
Other Comprehensive Income, Net of Tax:
  Change in unrealized
  appreciation (depreciation)
  of available-for-sale securities                      (1,103)      2,353             (419)       2,372
                                                   ------------------------     -------------------------
Total Comprehensive Income                         $     3,540  $    4,454       $   13,374   $   11,448
                                                   ========================     =========================
Per Common Share:
  Basic Net Income Per Common Share                $      0.23  $     0.10       $     0.66   $     0.43
                                                   ========================     =========================
  Diluted Net Income Per Common Share              $      0.22  $     0.10       $     0.65   $     0.43
                                                   ========================     =========================
  Dividends                                        $     0.090  $    0.090       $    0.270   $    0.270
                                                   ========================     =========================
Basic Weighted Average Common Shares Outstanding    20,677,678  20,963,707       20,915,465   20,927,734
                                                   ========================     =========================
Diluted Weighted Average Common Shares Outstanding  21,036,474  21,346,977       21,246,855   21,316,672
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

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liability and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the redemption value of mandatorily redeemable securities to be classified as liabilities. As a result of the implementation of SFAS No. 150, 1st Source reclassified $5.90 million of shareholder's equity to mandatorily redeemable securities effective July 1, 2003. The mandatorily redeemable securities are due to common stock issued under the 1st Source Executive Incentive Plan. Awards under the plan include "book value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability or termination of employment. The adoption of SFAS No. 150 did not have a material impact on the results of operations.

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
                                                        =============== ==============

                                     CAPITAL

      As of September 30, 2003, total shareholders' equity was $312.97 million, up 1.14% from the $309.43 million at December 31, 2002. The 1st Source equity-to-assets ratio was 9.76% as of September 30, 2003, compared to 9.08% at December 31, 2002. Book value per common share rose to $15.13 at September 30, 2003, up from $14.77 at December 31, 2002.

      1st Source declared and paid dividends per common share of $0.09 during the third quarter of 2003. The dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 40.91% for the third quarter of 2003. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.35% at September 30, 2003.

      The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines establish a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2003 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on September 30, 2003 was 12.77% and the total risk-based capital ratio was 14.12%.

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

                              RESULTS OF OPERATIONS

     Net income for the three and nine month periods ended September 30, 2003, was $4.64 million and $13.79 million, respectively, compared to $2.10 million and $9.08 million for the same periods in 2002. Diluted net income per common share was $0.22 and $0.65, respectively, for the three and nine month periods ended September 30, 2003, compared to $0.10 and $0.43 for the same periods in 2002. Return on average common shareholders' equity was 5.90% for the nine months ended September 30, 2003, compared to 3.90% in 2002. The return on total average assets was 0.56% for the nine months ended September 30, 2003 compared to 0.35% in 2002.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

(DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                       2003                             2002
                                        -------------------------------  -------------------------------

                                                      Interest                        Interest
                                          Average     Income/   Yield/    Average     Income/     Yield/
                                          Balance     Expense   Rate      Balance     Expense     Rate
                                        -------------------------------  -------------------------------

ASSETS:
     Investment securities:
       Taxable                           $   528,971   $ 4,205   3.15%  $   476,951      $ 5,122  4.26%
       Tax exempt (1)                        167,492     2,053   4.86%      153,147        2,144  5.55%
     Mortgages - Held for Sale               120,369     1,738   5.73%      118,269        2,041  6.85%
     Net loans (2 & 3)                     2,069,261    31,399   6.02%    2,320,707       40,272  6.88%
     Other investments                       127,901       337   1.05%       10,263           41  1.58%
                                        -------------------------------  -------------------------------
Total Earning Assets                       3,013,994    39,732   5.23%    3,079,337       49,620  6.39%

     Cash and due from banks                  84,814                         87,905
     Reserve for loan losses                 (63,478)                       (57,959)
     Other assets                            247,155                        287,278
                                        -------------                   -----------
Total                                    $ 3,282,485                    $ 3,396,561
                                        =============                   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest bearing deposits           $ 2,143,112  $ 11,919   2.21%  $ 2,341,369     $ 17,129  2.90%
     Short-term borrowings                   248,642     1,385   2.21%      274,765        1,586  2.29%
     Subordinated notes                       56,444       961   6.75%       44,750          789  7.00%
     Long-term debt                           22,959       182   3.15%       11,718          213  7.21%
                                        -------------------------------  -------------------------------
Total Interest Bearing Liabilities         2,471,157    14,447   2.32%    2,672,602       19,717  2.93%

     Noninterest bearing deposits            447,968                        358,419
     Other liabilities                        53,171                         54,089
     Shareholders' equity                    310,190                        311,451
                                        -------------                   -----------
Total                                    $ 3,282,485                    $ 3,396,561
                                        =============                   ===========
                                                      ---------                         --------
Net Interest Income                                   $ 25,285                          $ 29,903
                                                      =========                         ========
Net Yield on Earning Assets on a Taxable
                                                                 -----                          -------
 Equivalent Basis                                                3.33%                            3.85%
                                                                 =====                          =======



                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------
                                                       2003                             2002
                                        ---------------------------------  -----------------------------
                                                      Interest                        Interest
                                           Average    Income/    Yield/    Average    Income/     Yield/
                                           Balance    Expense    Rate      Balance    Expense     Rate
                                        ---------------------------------  -----------------------------
ASSETS:
     Investment securities:
       Taxable                           $   508,667  $ 13,449   3.53%  $   490,808     $ 16,445  4.48%
       Tax exempt (1)                        165,753     6,304   5.08%      149,909        6,683  5.96%
     Mortgages - Held for Sale               127,735     5,582   5.84%      113,419        5,530  6.52%
     Net loans (2 & 3)                     2,110,811   100,417   6.36%    2,369,284      125,260  7.07%
     Other investments                        88,584       782   1.18%       15,324          239  2.09%
                                        ---------------------------------  ----------------------------
Total Earning Assets                       3,001,550   126,534   5.64%    3,138,744      154,157  6.57%

     Cash and due from banks                  87,313                         88,538
     Reserve for loan losses                 (62,523)                       (58,515)
     Other assets                            259,003                        285,268
                                        --------------                  ------------

Total                                    $ 3,285,343                    $ 3,454,035
                                        ==============                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest bearing deposits           $ 2,176,884  $ 38,877   2.39%  $ 2,406,845     $ 55,035  3.06%
     Short-term borrowings                   244,511     4,148   2.27%      280,159        4,114  1.96%
     Subordinated notes                       55,321     2,842   6.87%       44,750        2,374  7.09%
     Long-term debt                           19,273       566   3.93%       11,824          637  7.20%
                                        --------------------------------  ----------------------------
Total Interest Bearing Liabilities         2,495,989    46,433   2.49%    2,743,578       62,160  3.03%

     Noninterest bearing deposits            422,943                        344,330
     Other liabilities                        53,770                         55,373
     Shareholders' equity                    312,641                        310,754
                                        --------------                  ------------

Total                                    $ 3,285,343                    $ 3,454,035
                                        ==============                  ============

                                                      ---------                         --------
Net Interest Income                                   $ 80,101                          $ 91,997
                                                      =========                         ========
Net Yield on Earning Assets on a Taxable
                                                                 -----                            -----
 Equivalent Basis                                                3.57%                            3.92%
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

                                        1ST SOURCE CORPORATION

DATE   February 19, 2004
                                        /s/Christopher J. Murphy III
                                        ----------------------------
                                        Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE   February 19, 2004
                                        /s/Larry E. Lentych
                                        -------------------
                                        Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer