Form 10-K
period 2003-12-31
1ST SOURCE CORP
filed 2004-02-19
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 2003

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from_________ to________

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

 9% CUMULATIVE TRUST PREFERRED SECURITIES AND RELATED GUARANTEE --
                                 $25 PAR VALUE
                                (Title of Class)

 FLOATING RATE CUMULATIVE TRUST PREFERRED SECURITIES AND RELATED GUARANTEE--
                                 $25 PAR VALUE
                                (Title of Class)

                        COMMON STOCK -- WITHOUT PAR VALUE
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [x]      No [ ]


The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $199,621,322.

The number of shares outstanding of each of the registrant's classes of stock as of February 9, 2004: Common Stock, without par value -- 20,735,479 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2004 annual meeting of shareholders to be held April 28, 2004, are incorporated by reference into Part III.


                                TABLE OF CONTENTS

Part I

Item  1.       Business                                                                                          4
Item  2.       Properties                                                                                        9
Item  3.       Legal Proceedings                                                                                 9
Item  4.       Submission of Matters to a Vote of Security Holders                                              10

Part II

Item  5.       Market  for  Registrant's  Common  Equity and  Related  Stockholder Matters                      11
Item  6.       Selected Financial Data                                                                          11
Item  7.       Management's  Discussion  and Analysis of Financial  Condition  and
               Results of Operations                                                                            12
Item  7A.      Quantitative and Qualitative Disclosures about Market Risk                                       25
Item  8.       Financial Statements and Supplementary Data                                                      26
                Consolidated Statements of Financial Condition
                Consolidated Statements of Income
                Consolidated Statements of Shareholders' Equity
                Consolidated Statements of Cash Flow
                Notes to Consolidated Financial Statements
                Report of Independent Auditors
Item  9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              47
Item 9A.       Controls and Procedures                                                                           47

Part III

Item 10.       Directors and Executive Officers of the Registrant                                                48
Item 11.       Executive Compensation                                                                            48
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                    48
Item 13.       Certain Relationships and Related Transactions                                                    48
Item 14.       Principal Accounting Fees and Services                                                            48

Part IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   49

Signatures                                                                                                       51

Certifications                                                                                                   52

                                ITEM 1. BUSINESS.

GENERAL

1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana, which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 2003, 1st Source had assets of $3.33 billion, loans of $2.23 billion, deposits of $2.49 billion, and total shareholders' equity of $314.69 million.

1st Source, through its principal subsidiary 1st Source Bank (hereafter known as "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 60 banking locations in the Northern Indiana-Southwestern Michigan market area. The Bank also competes for business nationwide by offering specialized financing services for used private and cargo aircraft, automobiles for leasing and rental agencies, medium and heavy duty trucks, construction, and environmental equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in Northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal market area consists of 15 counties in Northern Indiana and Southwestern Michigan.

The principal executive office of 1st Source is located at 100 North Michigan Street, South Bend, Indiana 46601 and its telephone number is 574 235-2000. Access to 1st Source's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available at www.1stsource.com soon after the material is electronically filed with the Securities Exchange Commission (SEC).

BANKING AND FINANCIAL SERVICES

1st Source offers a broad range of consumer and commercial banking services through its lending operations, retail branches, and fee based businesses.

COMMERCIAL, AGRICULTURAL, AND REAL ESTATE LOANS -- 1st Source's commercial and agriculture loans (excluding Specialty Finance Group loans) at December 31, 2003, were $402.91 million and were 18.06% of total loans outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area of Northern Indiana and Southwest Michigan.

Loans secured by real estate amounted to $533.75 million, which was 23.92% of total loans outstanding, at December 31, 2003. The primary focus of this lending area is commercial real estate ($360.02 million at December 31, 2003) and residential mortgage lending ($173.73 million at December 31, 2003) in the regional market area of Northern Indiana and Southwest Michigan. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company (Trustcorp). Mortgage loans held-for-sale were $60.22 million at December 31, 2003.

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

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the collateral, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. 1st Source seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the collateral's income and debt service ratio. 1st Source obtains extensive financial information and performs detailed credit risk analysis on its customers. 1st Source's credit policy sets different maximum exposure limits depending on its relationship and previous experience with each customer. Credit criteria may include, but are not limited to, assessments of net worth, asset ownership, bank and trade credit reference, credit bureau report, and operational history.

CONSUMER LOANS -- 1st Source's consumer loans at December 31, 2003, amounted to $94.58 million and 4.24% of total loans outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

Consumer loans can entail risk, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

SPECIALTY FINANCE GROUP LOANS AND LEASES -- 1st Source's Specialty Finance Group provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies. This Group can be broken down into three areas: truck and automobile financing, aircraft financing, and construction equipment financing. The finance receivables generally provide for monthly payments and may include prepayment penalty provisions.

Truck and automobile financing consists of financings to automobile rental and leasing companies, medium and heavy duty truck operating and leasing companies, and environmental companies. Truck and automobile financing at December 31, 2003, had outstandings of $491.05 million, an increase of 10.30% over the December 31, 2002, balance of $445.20 million. The increase was mainly due to growth in the financing receivables of medium and heavy duty trucks, as this portfolio increased from $197.24 million at December 31, 2002, to $218.42 million at December 31, 2003. Truck and automobile finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Aircraft financing consists of financings to aircraft dealers, charters, air cargo carriers, and corporate aircraft users. Aircraft financing at December 31, 2003, had outstandings of $489.16 million, an increase of 51.07% from the December 31, 2002, balance of $323.80 million. The majority of this increase can be attributed to the purchase of $210.83 million of aircraft loans from the securitized loan portfolio. Aircraft finance receivables generally range from $100,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Construction equipment financing includes financing of equipment to construction related companies. Construction equipment financing at December 31, 2003, had outstandings of $219.56 million, a decrease of 27.57% from the December 31, 2002, balance of $303.13 million. Construction equipment finance receivables generally range from $50,000 to $7 million with fixed or variable interest rates and terms of three to seven years.

1st Source also generates equipment rental income through the leasing of construction equipment, various automobiles, and other equipment to customers through operating leases, where 1st Source retains ownership of the property being leased. Total equipment rental income for 2003 totaled $25.45 million with depreciation on this equipment amounting to $19.77 million.

Specialty Finance Group loans and leases are subject to the same credit risk as mentioned above in the discussion under Commercial, Agricultural, and Real Estate Loans. In addition, 1st Source's leasing and equipment financing activity is subject to the risk of cyclical downturns and other adverse economic developments affecting these industries and markets. This area of lending, with transportation in particular, is dependent upon general economic conditions and the strength of the travel and transportation industries. An economic slow down, exacerbated by the terrorist attacks of September 11, 2001, and its aftermath, has had a negative impact on 1st Source's aircraft and automobile finance originations as well as credit quality in certain industry segments such as the transportation industry. For a further discussion of business risk, see Part I,
Item I, Business -- section titled "Business Risks."

1st Source markets its specialty finance services with sales officers based in 21 locations nationwide. 1st Source markets its financing and leasing services directly to the equipment end users for the acquisition or leasing of equipment, and for capital loans.

1st Source's marketing activities are relationship driven and service oriented. 1st Source focuses on providing prompt, responsive, and customized service to its customers and business prospects with a team of dedicated marketing and management personnel who solicit business from the users of the equipment, as well as from dealers and manufacturers. 1st Source's relationship managers and executive personnel have, on average, over twenty years of experience in the industries they serve. Management believes that the knowledge base and relationships built by this team enables 1st Source to compete effectively. The team's experience with the customer and prospect base, equipment values, resale markets, and local economic and industry conditions places 1st Source in a strong competitive position. 1st Source's initiatives include making timely credit decisions, arranging financing structures which meet the customers' needs as well as 1st Source's underwriting criteria, providing direct contact between customers and 1st Source executives with decision-making authority, and providing swift and knowledgeable responses to customers' inquiries and issues.

1st Source obtains business in several ways. Officers travel throughout their own geographic territories calling directly on prospects. Officers receive referrals from present customers, as well as from dealers, manufacturers, and some select, targeted advertising. Officers also attend numerous trade shows.

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

DEPOSITS -- Through its network of 60 banking centers located in 15 counties in Northern Indiana and Southwestern Michigan, 1st Source generates deposits to fund its lending activities. Total deposits at December 31, 2003, were $2.49 billion. To enhance customer service, 1st Source offers banking services, in addition to its traditional branches, through its network of 68 automated teller machines, bank by phone services, and online personal and business financial products. Service charges on deposit accounts totaled $15.53 million in 2003.

FEE BASED BUSINESSES -- 1st Source maintains various fee based businesses to complement net interest income.

Trust fees are generated from employee benefit services, personal and agency trusts and estate planning. In 2003, trust fees were $10.66 million.

Mortgage banking income for 2003 amounted to $19.45 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp. Trustcorp serviced approximately $2.09 billion of mortgage loans at December 31, 2003. During 2003, $0.58 million of net impairment charges were recognized on Trustcorp's servicing portfolio.

Insurance commissions from 1st Source's property and casualty insurance agency totaled $3.05 million for 2003.

SERVICES OFFERED BY THE NON-BANKING SUBSIDIARIES

1st Source's other subsidiaries include 1st Source Leasing, Inc., a leasing subsidiary; 1st Source Insurance, Inc., a general property and casualty insurance agency in South Bend; 1st Source Capital Corporation, a licensed small business investment company; Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Equipment Leasing, Inc., 1st Source Intermediate Holding, LLC, 1st Source Commercial Aircraft Leasing Inc., SFG Equipment Leasing Corporation I, and Capstone 557 (Proprietary) Limited, companies that manage the assets of the Specialty Finance Group; 1st Source Funding, LLC, a qualified special purpose entity established for purposes of administering securitization activity; Trustcorp Mortgage Company, a mortgage banking company with seven offices in Indiana, Ohio and Michigan, and 1st Source Corporation Investment Advisors, Inc., a registered investment advisory subsidiary, that provides investment management services to the 1st Source Monogram Funds and the trust and investment clients of 1st Source Bank. 1st Source's one inactive subsidiary is FBT Capital Corporation. 1st Source's unconsolidated subsidiaries include, 1st Source Capital Trust I, II and III. These subsidiaries were created to issue $54.75 million of Trust Preferred Securities.

COMPETITION

The activities in which 1st Source and the Bank engage are highly competitive. These activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. Larger financial institutions competing within 1st Source's principal market, but headquartered elsewhere, include Bank One, Fifth Third Bank, Key Bank, National City Bank, Standard Federal Bank, and Wells Fargo Bank. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

In addition to competing with other banks within its primary service areas, the Bank also competes with other financial intermediaries, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations, and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors. Many of 1st Source's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over 1st Source in providing some services.

1st Source competes against these financial institutions by offering innovative products and highly personalized services. 1st Source also relies on a history in the market dating back to 1863, relationships that long-term employees have with their customers and the capacity for quick local decision-making.

EMPLOYEES

1st Source employs approximately 1,220 persons on a full-time equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

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

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 -- The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues.

RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994 -- Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company has the right to convert the banks which it owns in different states to branches of a single bank. The states of Indiana and Michigan have adopted the interstate branching provisions of the Interstate Act.

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996 -- The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies.

GRAMM-LEACH-BLILEY ACT OF 1999 -- The Gramm-Leach-Bliley Act of 1999 (the Act) is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The Act also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999, from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the Act, including those relating to CRA and privacy, regardless of whether 1st Source elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. 1st Source does not, however, currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

REGULATIONS GOVERNING CAPITAL ADEQUACY -- The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank will be required to submit an acceptable plan for achieving compliance with the capital guidelines and will be subject to denial of applications and appropriate supervisory enforcement actions. The various regulatory capital requirements that 1st Source is subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data -- Note O of the Notes to Consolidated Financial Statements. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

COMMUNITY REINVESTMENT ACT -- The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

REGULATIONS GOVERNING EXTENSIONS OF CREDIT -- The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or its subsidiaries, or investments in its securities and on the use of its securities as collateral for loans to any borrowers. These regulations and restrictions may limit the ability of 1st Source to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA and certain regulations of the Federal Reserve generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on the condition that the customer obtain additional services from the bank's holding company or from one of its subsidiaries.

The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and following credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

RESERVE REQUIREMENTS -- The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against net transaction accounts greater than $6.6 million and less than $45.4 million (subject to adjustment by the Federal Reserve) and reserves of 10% must be maintained against that portion of net transaction accounts in excess of $45.4 million.

DIVIDENDS -- The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators, and by the principles of prudent bank management.

MONETARY POLICY AND ECONOMIC CONTROL -- The commercial banking business in which 1st Source engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of 1st Source and the Bank cannot be predicted.

PENDING LEGISLATION -- Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposals will be adopted or the extent to which the business of 1st Source may be affected thereby.

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

1ST SOURCE'S SUCCESS DEPENDS ON ITS ABILITY TO COMPETE EFFECTIVELY IN THE COMPETITIVE FINANCIAL SERVICES INDUSTRY -- 1st Source and its operating subsidiaries encounter strong competition for deposits, loans, and other financial services in all of its lines of business. 1st Source's principal competitors include other commercial banks, savings banks, credit unions, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, mortgage companies, private issuers of debt obligations, venture capital firms, and suppliers of other investment alternatives, such as securities firms and insurance companies. Some of its non-bank competitors are not subject to the same degree of regulation as 1st Source and its subsidiaries and have advantages over 1st Source in providing certain services. Many of 1st Source's competitors are significantly larger and have greater access to capital and other resources. In recent years there has been substantial consolidation among companies in the financial services industry. Such consolidation may increase competition. Further, 1st Source's ability to compete effectively is dependent on its ability to adapt successfully to technological and other changes within the banking and financial services industry.

1ST SOURCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY THE HIGHLY REGULATED ENVIRONMENT IN WHICH IT OPERATES -- 1st Source's failure to comply with the many requirements of state and federal law could lead to termination or suspension of its licenses, rights of rescission for borrowers, class action lawsuits, and administrative enforcement actions. Recently enacted and future legislation and regulations may have significant impact on the financial services industry. Regulatory or legislative changes could increase 1st Source's costs of doing business, restrict its access to new products or markets, cause 1st Source to change some of its products or the way it operates its different lines of business, or otherwise adversely affect its operations or the manner in which it conducts its business and, on the whole, adversely affect the profitability of its businesses.

1ST SOURCE MAY BE ADVERSELY AFFECTED BY A GENERAL DETERIORATION IN ECONOMIC CONDITIONS -- The risks associated with 1st Source's business are greater in periods of a slowing economy or recession. Economic declines may be accompanied by a decrease in demand for consumer and commercial credit and declining real estate and other asset values. Declining real estate and other asset values, particularly transportation related equipment, may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, 1st Source's servicing costs, collection costs, and credit losses may also increase in periods of economic slow down or recession.

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

CERTAIN 1ST SOURCE LENDING PRODUCT LINES CONTINUE TO EXPERIENCE SLOW DOWNS -- 1st Source has specialty national businesses in commercial loans secured by transportation and construction equipment, including the financing of aircraft for dealers and air cargo operators, and the financing of vehicles for the rental and leasing industries. 1st Source's aircraft and auto rental businesses have been adversely affected by the slow down in the economy over the past two years. Aircraft and used automobile values have dropped precipitously. Customers who rely on the use of aircraft or automobiles to produce income have been negatively affected, and 1st Source has experienced substantial loan losses in the last two years primarily in its aircraft and auto rental financing units. Since some of the relationships in these industries are large (up to $15 million), such a slow down could have a significant adverse impact on 1st Source's performance.

1ST SOURCE COULD BE ADVERSELY AFFECTED BY THE LINGERING THREATS OF TERRORIST ACTIVITY POST SEPTEMBER 11, 2001, AND PROLONGED AND INCREASED POLITICAL UNREST IN THE MIDDLE EAST -- These factors are likely to persist throughout 2004. These factors could have a negative impact on the travel sensitive businesses for which 1st Source provides financing. Industry concentration limits have been established and are monitored to potentially mitigate these risks. In addition, 1st Source has experienced significant shrinkage in these businesses over the past two years. Although the market for used private aircraft appears to have stabilized during 2003, substantial collateral shortfalls still exist with many of 1st Source customers and the potential for continued losses remains possible.

1ST SOURCE MAY BE ADVERSELY AFFECTED BY INTEREST RATE CHANGES -- Although 1st Source actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely affect its net interest margin if changes in its cost of funds do not correspond to changes in income yields. Such fluctuations could also continue to negatively impact its mortgage banking operations, which are very interest rate sensitive, by increasing the runoff rates in the servicing portfolio, reducing loan origination activities, or increasing funding costs. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of interest accrued into income, which could have a material adverse effect on 1st Source's results of operations. 1st Source recorded non-cash valuation adjustments in 2003 and 2002 for impairment of the carrying value of the mortgage servicing portfolio held by Trustcorp.

PROVISIONS IN 1ST SOURCE'S RESTATED ARTICLES OF INCORPORATION, BY-LAWS, AND INDIANA LAW MAY DELAY OR PREVENT AN ACQUISITION OF 1ST SOURCE BY A THIRD PARTY -- 1st Source's restated articles of incorporation, by-laws, and Indiana law contain provisions that may make it more difficult for a third party to acquire 1st Source without the consent of its board of directors. These provisions could also discourage proxy contests and may make it more difficult for shareholders to elect their own representatives as directors and take other corporate actions.

Among other provisions, 1st Source's articles of incorporation authorize its board of directors to issue shares of preferred stock and to determine its terms, preferences, and other rights without shareholder approval. The issuance of preferred stock could discourage a third party from acquiring control of the company.

1st Source's by-laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of its outstanding shares to control the election of all its directors. 1st Source's by-laws also provide that only its board of directors, and not its shareholders, may adopt, alter, amend, and repeal its by-laws.

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

1ST SOURCE COULD BE HELD RESPONSIBLE FOR ENVIRONMENTAL LIABILITIES OF PROPERTIES ACQUIRED THROUGH FORECLOSURE -- Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, 1st Source may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with 1st Source. 1st Source is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of 1st Source.


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

1st Source also owns property and or buildings on which 41 of the Bank subsidiary's 60 banking centers are located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien County in the State of Michigan, as well as a computer operations center. In 1995, 1st Source reacquired its former headquarters building through foreclosure. It has been refurbished for additional tenants and 1st Source use. The remaining properties utilized by the Bank are leased from unrelated parties.


                           ITEM 3. LEGAL PROCEEDINGS.

On May 16, 2001, Airmotive, Inc., by and through the Official Unsecured Creditors' Committee of Airmotive, Inc. (the "Plaintiff"), commenced an adversary proceeding against the Bank and other entities and individuals. The proceeding was commenced in connection with the chapter 11 bankruptcy case of Airmotive, Inc. pending in the U.S. Bankruptcy Court, Central District of California. Other defendants in the proceeding are Airmotive Capital Group, Inc., Pacific Aerospace Finance Co., Aviation Finance Corp., Craig Garrick and Glenn Golenberg.

The Plaintiff alleges that the Bank and other defendants were the recipients of payments over approximately a four-year period made by Airmotive, Inc. while it was insolvent and for which it did not receive anything of reasonable equivalent value in return. Plaintiff also seeks recovery of such payments, or alternatively, damages equal to the aggregate amount of all unpaid creditor claims against the bankruptcy estate, on the basis that the Bank and other defendants exerted control over Airmotive, Inc. to the detriment of its creditors and also that the Bank aided and abetted Messrs. Garrick and Golenberg in the breach of their fiduciary duties to Airmotive, Inc. Plaintiff seeks recovery of an unspecified amount for the payments made to the Bank over the period, or alternatively, in excess of $10 million which it alleges represents the aggregate of all unpaid creditor claims against the bankruptcy estate.

The Bank has denied the substantive allegations as without merit and is defending the proceeding vigorously. The Bank also has filed counter and cross-claims against Plaintiff and the corporate defendants. Since commencement of the proceeding, the parties have engaged in substantial discovery and the discovery phase remains ongoing. Based upon the currently available information, management believes the ultimate resolution of the matter will not have any material adverse effect on 1st Source's consolidated financial position or results of operations, but there can be no assurance thereof. Absent a negotiated resolution, management expects that the discovery phase will conclude and a trial of the proceeding will be scheduled during 2004.

1st Source and its subsidiaries are involved in various other legal proceedings incidental to the conduct of their businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source's consolidated financial position or results of operations.


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

                                             2003 SALES PRICE   CASH DIVIDENDS     2002 Sales Price   Cash Dividends
                                               HIGH      LOW         PAID          High        Low      Paid
                                               ----      ---         ----          ----        ---      ----
Common Stock Prices  (quarter ended)
March 31                                     $17.52    $12.80       $ .090        $ 25.45    $ 19.75   $ .090
June 30                                       19.50     12.57         .090          26.89      21.00     .090
September 30                                  21.80     17.00         .090          24.58      13.54     .090
December 31                                   22.64     18.85         .100          17.81      10.90     .090
=============================================================================================================

As of December 31, 2003, there were 1,095 holders of record of 1st Source common stock.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business -- Regulation and Supervision -- Dividends and Part II, Item 8, Financial Statements and Supplementary Data -- Note O of the Notes to Consolidated Financial Statements.


                        ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with 1st Source's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)           2003           2002          2001            2000             1999

Interest income                                       $  162,322     $  199,503      $  245,566        $  238,222   $  202,070
Interest expense                                          59,070         80,817         126,957           134,288      104,401
-------------------------------------------------- ----- --------- ---- ---------- ---- ----------- ----- ------------ ---------
Net interest income                                      103,252        118,686         118,609           103,934       97,669
Provision for loan losses                                 17,361         39,657          25,745            11,836        3,969
-------------------------------------------------- ----- --------- ---- ---------- ---- ----------- ----- ------------ ---------
Net interest income after provision for loan losses       85,891         79,029          92,864            92,098       93,700
Noninterest income                                        80,196         73,117          87,026            68,553       58,659
Noninterest expense                                      138,904        140,741         121,683           104,513       99,536
--------------------------------------------- ------------------- ---------------- ----------------- ------------- -------------
Income before income taxes                                27,183         11,405          58,207            56,138       52,823
Income taxes                                               8,029          1,366          19,709            18,565       17,055
--------------------------------------------- ------------------- ---------------- ----------------- ------------- -------------
Net income                                            $   19,154     $   10,039      $   38,498        $   37,573   $   35,768
--------------------------------------------- ------------------- ---------------- ----------------- ------------- -------------
Assets at year end                                    $3,330,153     $3,407,468      $3,562,691        $3,182,181   $2,872,945
Long-term debt and mandatorily redeemable
securities at year end                                    22,082         16,878          11,939            12,060       12,174
Shareholders' equity at year end                         314,691        309,429         306,190           270,572      238,820
Basic net income per common share *                        0.92           0.48            1.85              1.81         1.71
Diluted net income per common share *                      0.91           0.47            1.82              1.79         1.69
Cash dividends per common share*                           .370           .360            .351              .334         .284
Dividend payout ratio                                     40.66%         76.60%          19.29%            18.66%       16.80%
Return on average assets                                   0.59%          0.29%           1.14%             1.24%        1.31%
Return on average common equity                            6.12%          3.23%          13.14%            14.88%       15.74%
Average common equity to average assets                    9.60%          8.95%           8.69%             8.31%        8.29%
================================================================================================================================

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

FORWARD-LOOKING STATEMENTS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" about 1st Source. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates, or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in laws, regulations, or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in the local, regional, or national economies or in the industries in which 1st Source has credit concentrations; and the matters described under Part I, Item 1, Business -- Business Risks. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

CRITICAL ACCOUNTING POLICIES

1st Source's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates or judgments reflect management's view of the most appropriate manner in which to record and report 1st Source's overall financial performance. Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on the financial statements. All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data, Note A, (Note A) which begins on page 30, should be reviewed for a greater understanding of how 1st Source's financial performance is recorded and reported.

1st Source has identified three policies as being critical because they require management to make particularly difficult, subjective and/or complex estimates or judgments about matters that are inherently uncertain and because the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan losses, the valuation of mortgage servicing rights, and the valuation of repossessed assets. Management has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit Committee of 1st Source's Board of Directors. A brief discussion of 1st Source's critical accounting policies appears below.

RESERVE FOR LOAN LOSSES -- The reserve for loan losses represents management's estimate of probable losses inherent in the loan portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an adequate reserve, management makes numerous judgments, assumptions, and estimates based on continuous review of the loan portfolio, estimates of future customer performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if management's underlying assumptions prove to be inaccurate, the reserve for loan losses would have to be adjusted. 1st Source's accounting policy related to the reserve is disclosed in Note A under the heading "Reserve for Loan Losses" on page 31.

MORTGAGE SERVICING RIGHTS VALUATION -- 1st Source recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect 1st Source's actual prepayment experience. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note A under the heading "Mortgage Banking Activities" on page 31.

REPOSSESSED ASSETS VALUATION -- The majority of 1st Source's repossessed assets consist of specialty finance equipment, including aircraft, construction equipment, and vehicles acquired through foreclosure or in lieu of foreclosure. Repossessed assets are valued at lower of cost or fair market value. 1st Source must estimate the fair value of these repossessions as they are traded in limited markets. 1st Source generally estimates fair value based on the best estimate of liquidation value. Sources typically include vehicle and equipment dealers, valuation guides, and other third parties, including appraisers. Due to the nature of these repossessed assets the fair value estimates are sensitive to environment and economic factors, including, but not limited to, their use before repossession, condition, age, and limited resale market for such assets. The valuation of repossessed assets is discussed further in Note A under the heading "Repossessed Assets" on page 32.

EARNINGS SUMMARY

Net income in 2003 was $19.15 million, up from $10.04 million in 2002 and down from $38.50 million in 2001. Diluted net income per common share was $0.91 in 2003, $0.47 in 2002, and $1.82 in 2001. Return on average total assets was 0.59% in 2003, compared to 0.29% in 2002, and 1.14% in 2001. Return on average common equity was 6.12% in 2003 versus 3.23% in 2002, and 13.14% in 2001.

Net income in 2003 was unfavorably affected by reduced average loan outstandings, lower net interest margin, continued high costs to secure and dispose of collateral, and impairment charges for the securitization retained asset, prior to the purchase of the securitized loan portfolio. On a positive note, on a year-over-year basis impairment charges were dramatically reduced on mortgage servicing rights due to the increasing rates for home mortgages, loan charge-offs decreased significantly, and gains on mortgage loan sales were recorded in 2003. In addition, 1st Source was moderately successful in generating additional noninterest income in core services and products.

Dividends declared on common stock in 2003 amounted to $.370 per share, compared to $.360 in 2002, and $.351 in 2001. The level of earnings reinvested and dividend payouts are based on management's assessment of future growth opportunities and the level of capital necessary to support them.

SECURITIZED LOAN PORTFOLIO PURCHASE -- In December 2003, the Bank purchased its securitized loan portfolio for $226 million. For several years, 1st Source originated and serviced loans sold to and owned by the 1st Source Master Trust. The loans were secured by business or personal use aircraft or by car rental company vehicles, two of 1st Source's longstanding specialty finance product lines. The loans served as collateral for note certificates issued by the Master Trust and purchased by institutional investors.

At its peak in 2002, the Master Trust owned $400 million in aircraft and auto rental loans. However, because of increased costs, the growing complexity of managing off-balance sheet entities, and reduced loan demand, 1st Source stopped selling new loans to the Master Trust during the first quarter of 2003, and in May 2003, with the agreement of all interested parties, began a voluntary liquidation of the Master Trust. As previously reported, the credit insurer of the certificates issued by the Master Trust questioned the manner in which the Bank had handled certain loans in the portfolio and notified the trustee to retain excess cash in the Master Trust reserve account pending a response from 1st Source. 1st Source arranged for a detailed audit by an independent accounting firm, the results of which verified that the Bank had handled the loans in accordance with the agreements governing the Master Trust and consistent with industry standards.

After a comprehensive analysis, 1st Source decided to make an offer to purchase the portfolio back from the Master Trust for a variety of reasons. Demand for loans, in general, and particularly for loans for business or personal use aircraft, has remained soft, reducing the need for external sources of funding. Moreover, the costs of maintaining the Master Trust, including the time required to manage the issues associated with an "off-balance-sheet" entity, continued to increase. Purchasing the portfolio greatly simplifies the issues and enhances transparency by bringing the loans back "on-balance sheet." The purchase also simplifies 1st Source's relationships with customers that have had loans in both portfolios.

The portfolio purchased included $210.83 million in aircraft loans, $15.19 million in auto rental loans, and $4.39 million of loan-related assets. Excess cash of $24.53 million in the Master Trust was used to repay 1st Source its retained interest in the Master Trust. The Bank has established a loss reserve of $6.82 million against the portfolio, which is consistent with current loss reserves maintained for the Bank's on-balance sheet portfolios. The transaction did not materially change 1st Source's overall loan loss reserve as a percentage of loans outstanding, nor did it have a material impact on the results of operations in 2003.

NET INTEREST INCOME -- Net interest income, the difference between income from earning assets and the interest cost of funding those assets, is 1st Source's primary source of earnings. Net interest income, on a fully taxable equivalent basis, decreased 12.79% in 2003, following a 0.09% decrease in 2002.

Net interest margin, the ratio of net interest income to average earning assets, is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.56% in 2003 compared to 3.87% in 2002, and 3.95% in 2001. The net interest margin was negatively impacted in 2003, primarily due to a moderate change in the mix of our earning assets and the decrease in the overall level of interest rates. In addition, fees on loans which are included in loan interest income decreased in 2003 from 2002 by $1.17 million due to the recognition of these fees over the life of the loans.

The yield on earning assets in 2003 was 5.54%, compared to 6.43% in 2002, and 8.07% in 2001. Average earning assets in 2003 decreased 5.33%, following a 2.15% increase in 2002. The effective rate on interest bearing liabilities was 2.38% in 2003, compared to 2.95% for 2002, and 4.68% for 2001.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities:


                                                  2003                          2002                            2001
                                                INTEREST                       Interest                        Interest
                                     AVERAGE    INCOME/   YIELD/    Average    Income/   Yield/    Average     Income/     Yield/
(Dollars in thousands)               BALANCE    EXPENSE   RATE      Balance    Expense   Rate      Balance     Expense     Rate
ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Investment securities
  Taxable                          $  535,233   $ 18,410  3.44%    $ 486,835   $ 21,359  4.39%    $  434,154    $  26,078  6.01%
  Tax-exempt(1)                       167,740      8,306  4.95       152,343      8,865  5.82        151,993        9,925  6.53
Mortgages held for sale               112,157      6,496  5.79       118,546      7,881  6.65        117,052       10,398  8.88
Net loans(2,3)                      2,091,004    131,186  6.27     2,332,992    163,456  7.01      2,347,746      201,669  8.60
Other investments                      75,488        916  1.21        58,916      1,078  1.83         32,462          820  2.53
------------------------------- ------------------------- ------------------- ---------- -------------------- ------------ -------
Total earning assets                2,981,622    165,314  5.54     3,149,632    202,639  6.43      3,083,407      248,890  8.07
  Cash and due from banks              86,483                         91,217                          99,453
  Reserve for loan losses             (63,123)                       (59,171)                        (50,895)
  Other assets                        253,192                        284,704                         237,978
------------------------------- ------------------------- ------------------- ---------- -------------------- ------------ -------
Total assets                       $3,258,174                    $ 3,466,382                      $3,369,943
====================================================================================================================================
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing deposits          $2,145,467   $ 49,153  2.29%  $ 2,408,801   $ 71,084  2.95%    $2,330,988    $ 108,069  4.64%
Short-term borrowings                 256,628      5,121  2.00       270,747      5,659  2.09        325,456       14,455  4.44
Subordinated notes                     55,604      3,804  6.84        46,010      3,249  7.06         44,750        3,560  7.96
Long-term debt and
  mandatorily redeemable
  securities                           20,132        992  4.93        13,066        825  6.31         12,078          873  7.23
------------------------------- ------------------------- ------------------- ---------- -------------------- ------------ -------
Total interest bearing liabilities  2,477,831     59,070  2.38     2,738,624     80,817  2.95      2,713,272      126,957  4.68
  Noninterest bearing deposits        413,794                        362,509                         305,373
  Other liabilities                    53,756                         54,837                          58,312
  Shareholders' equity                312,793                        310,412                         292,986
------------------------------- ------------------------- ------------------- ---------- -------------------- ------------ -------
Total liabilities and
  shareholders' equity             $3,258,174                    $ 3,466,382                      $3,369,943
====================================================================================================================================
Net interest income                            $ 106,244                       $121,822                         $ 121,933
====================================================================================================================================
Net interest margin on a tax
equivalent basis                                          3.56%                          3.87%                             3.95%
====================================================================================================================================

(1) Interest income includes the effects of tax equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $2,692 in 2003, $2,828 in 2002 and $3,058 in 2001.

(2) Loan income includes fees on loans of $4,102 in 2003, $5,042 in 2002 and $6,394 in 2001. Loan income also includes the effects of tax equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $300 in 2003, $308 in 2002 and $266 in 2001.

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

The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                              Increase (Decrease) due to *
(Dollars in thousands)                                          Volume             Rate          Net

2003 COMPARED TO 2002
INTEREST EARNED ON:
INVESTMENT SECURITIES:
  TAXABLE                                                       $  2,531        $ (5,480)   $ (2,949)
  TAX-EXEMPT                                                       1,184          (1,743)       (559)
MORTGAGES HELD FOR SALE                                             (405)           (980)     (1,385)
NET LOANS                                                        (15,914)        (16,356)    (32,270)
OTHER INVESTMENTS                                                    841          (1,003)       (162)
------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                                            $(11,763)       $(25,562)   $(37,325)
======================================================================================================
INTEREST PAID ON:
  INTEREST BEARING DEPOSITS                                     $ (7,200)       $(14,731)   $(21,931)
  SHORT-TERM BORROWINGS                                             (300)           (238)       (538)
  SUBORDINATED NOTES                                                 652             (97)        555
  LONG-TERM DEBT AND MANDATORILY REDEEMABLE SECURITIES               280            (113)        167
-----------------------------------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES                                (6,568 )      $(15,179)   $(21,747)
======================================================================================================
NET INTEREST INCOME                                             $ (5,195 )      $(10,383)   $(15,578)
======================================================================================================
2002 compared to 2001
Interest earned on:
Investment securities:
  Taxable                                                       $  3,867        $ (8,585)   $ (4,718)
  Tax-exempt                                                          21          (1,081)     (1,060)
Mortgages held for sale                                              128          (2,645)     (2,517)
Net loans                                                         (1,345)        (36,869)    (38,214)
Other investments                                                    390            (132)        258
------------------------------------------------------------------------------------------------------
Total earning assets                                            $  3,061        $(49,312)   $(46,251)
======================================================================================================
Interest paid on:
   Interest bearing deposits                                    $  3,861        $(40,846)  $ (36,985)
   Short-term borrowings                                          (2,124)         (6,672)     (8,796)
   Subordinated notes                                                107            (418)       (311)
   Long-term debt and mandatorily redeemable securities               88            (136)        (48)
------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                              $  1,932        $(48,072)  $ (46,140)
======================================================================================================
Net interest income                                             $  1,129        $ (1,240)  $    (111)
======================================================================================================

* The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME -- Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)                                                  2003                    2002                    2001
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust fees                                                            $10,664                 $10,252                 $ 9,672
  Service charges on deposit accounts                                    15,532                  14,947                  11,714
  Mortgage banking                                                       19,451                   7,593                  24,531
  Securitization income                                                   3,206                   4,833                   5,714
  Insurance commissions                                                   3,047                   2,431                   2,202
  Equipment rental income                                                25,448                  28,773                  26,249
  Other income                                                            6,784                   7,124                   6,505
  Investment securities and other investment (losses) gains              (3,936)                 (2,836)                    439
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                                $80,196                 $73,117                 $87,026
====================================================================================================================================

On the strength of mortgage banking, noninterest income was up 9.68% in 2003. Growth in trust and deposit fees and insurance commission income also contributed to the increase in noninterest income in 2003.

Mortgage banking income increased 156.17% in 2003 from 2002 compared to a decrease of 69.05% in 2002 from 2001. The increase in 2003 was the result of the strong mortgage origination market driven by the historically low interest rate environment and increased mark to market gains on pipeline loans as mortgage rates continued to fall. In 2001, a sale of approximately $1.0 billion of bulk mortgage servicing rights, resulted in an $11.06 million gain. In 2003 and 2002, respectively, there were impairments of mortgage servicing assets of $0.58 million and $7.33 million. During 2003, 1st Source determined that $4.63 million of impairment was unrecoverable and was recorded as a direct write-down to the carrying value of the asset.

Securitization income was down 33.66% in 2003 from 2002 compared to a decrease of 15.42% in 2002 from 2001. In the first half of 2003, 1st Source began allowing the Master Trust to liquidate due to adequate capital and liquidity to hold the loans, otherwise eligible for securitization, on the balance sheet, and the desire to eliminate the expenses associated with securitization. This resulted in lower gains on loan sales and reduced servicing income for 2003. Servicing income was $3.50 million, $3.78 million and $3.44 million in 2003, 2002, and 2001, respectively. Gains (losses) on loan sales were $(0.30) million, $1.05 million, and $2.27 million in 2003, 2002, and 2001, respectively. In December 2003, the remaining securitized loans were purchased by the Bank.

Trust fees increased by 4.01% in 2003 from 2002 compared to an increase of 6.00% in 2002 over 2001. These increases are reflective of the increase in new clients bringing assets to 1st Source for management and the improvement in the equity markets.

Service charges on deposit accounts increased 3.91% in 2003 from 2002 compared to an increase of 27.60% in 2002 from 2001. The increase in 2003 is attributed primarily to greater transaction account volume and fewer fees waived. In 2002, overdraft, business service, and debit card fees primarily accounted for the increase in service charges on deposit accounts along with increases in transaction account volume, attributed primarily to branch acquisitions in 2001.

Insurance commissions are up 25.34% in 2003 from 2002 compared to an increase of 10.40% in 2002 from 2001. The increases for 2003 and 2002 are attributed to growth in commercial lines and higher premiums.

Equipment rental income generated from operating leases declined by 11.56% during 2003 from 2002 compared to an increase of 9.62% in 2002 from 2001. Revenues from operating leases for construction equipment, automobiles, and other equipment declined due to the soft economy.

Other income decreased 4.77% in 2003 from 2002 compared to an increase of 9.52% in 2002 from 2001. The decrease in 2003 is primarily the result of the deferral of standby letters of credit fees of $0.22 million. The increase in 2002 from 2001 was primarily the result of $0.56 million of gains recorded on trading account securities.

Included in investment securities and other investment losses in 2003 and 2002, are impairment charges on the securitization retained asset, prior to purchase of loans, of $2.99 million and $1.49 million, respectively. The majority of the 2003 impairment, $2.47 million, was taken in the third quarter. This charge was the result of a change in assumption in the model used to estimate the value of the Bank's retained interest asset. The model assumed monthly payments of excess cash in the securitization. However, in September 2003, the credit insurer of the Master Trust's indebtedness to note holders delivered a notice to the trustee of the Master Trust directing the trustee to retain the excess cash in the Master Trust. The stated basis for the directive was the credit insurer's belief that an "Early Amortization Event" (as defined in the Master Trust agreements) had occurred citing purported deficiencies in the loan servicing practices of the Bank. As a consequence, the excess cash was retained in the Master Trust. 1st Source changed the model assumption relating to excess cash receipts, to assume all cash would be received upon completion of the liquidation of the Master Trust. The change in assumption led to the $2.47 million impairment charge. The remainder of the 2003 impairment charge of $0.52 million and the $1.49 million impairment charge recorded in 2002 was mainly the result of decreased credit quality and the general decline in aircraft and auto values. There were no impairment charges relating to the securitization in 2001.

The balance of the net investment securities and other investment (losses) gains in 2003, 2002, and 2001 were primarily the result of valuation adjustments on venture capital and other investments.

NONINTEREST EXPENSE -- Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)                                                                          2003              2002         2001
------------------------------------------------------------------ ---------------------------------- ----------------- ------------
Noninterest expense:
  Salaries and employee benefits                                                             $ 69,457          $ 67,398     $ 62,614
  Net occupancy expense                                                                         6,881             6,861        6,199
  Furniture and equipment expense                                                              10,363            10,719        9,428
  Depreciation - leased equipment                                                              19,773            23,494       21,034
  Supplies and communication                                                                    6,163             6,582        6,498
  Business development and marketing expense                                                    3,480             3,006        4,359
  Intangible asset amortization                                                                 2,748             2,136          429
  Loan collection and repossession expense                                                      8,112             9,851          809
  Other expense                                                                                11,927            10,694       10,313
------------------------------------------------------------------ ---------------------------------- ----------------- ------------
TOTAL NONINTEREST EXPENSE                                                                    $138,904          $140,741     $121,683
====================================================================================================================================

1st Source experienced a decrease in noninterest expense of 1.31% in 2003 from 2002 compared to a 15.66% increase in 2002 from 2001. The leading factors contributing to the decrease in noninterest expense in 2003 were reduced depreciation on leased equipment, a decrease in loan collection and repossession expenses, and lower supplies and communications expenses offset by increases in salaries and benefits, intangible asset amortization, and other expenses. The leading factors contributing to the increase in 2002 from 2001 include the effects of a full year of operations relating to the 2001 branch acquisitions, an increase in loan collection and repossession expenses, higher depreciation charges on leased equipment, and increased intangible asset amortization.

Salaries and employee benefits increased 3.05% in 2003 from 2002, following a 7.64% increase in 2002 from 2001. Salaries decreased 2.55% in 2003 and increased 12.76% in 2002. The largest component of the 2003 decrease was the impact of the capitalization of $2.65 million in salaries and benefits in connection with the deferral of loan origination costs, whereas the increase in 2002 was the result of the first full year of operations for the branches acquired in 2001. The number of full-time equivalent employees was 1,220 at the end of 2003, compared to 1,233 and 1,260 at the end of 2002 and 2001, respectively. Employee benefits increased 31.83% in 2003, following a 12.70% decrease in 2002. The 2003 change in employee benefits was primarily the result of increased executive incentives combined with an increase in group insurance expense. In 2002, the decrease in employee benefits was primarily the result of lower executive incentives offset by an increase in group insurance expense.

Occupancy expense increased by 0.29% in 2003 from 2002, compared to a 10.68% increase in 2002 from 2001. The normal annual lease and operating cost increases in 2003 exceeded the impact of three branch closings. In addition, Indiana property taxes decreased due to the state wide property reassessment. In contrast, the 2002 increase was due to the 17 branches acquired in 2001, 13 of which were acquired in the fourth quarter.

Furniture and equipment expense, including depreciation, decreased in 2003 from 2002 by 3.32%, compared to a 13.69% increase in 2002 from 2001. The decrease in 2003 is the result of reduced equipment repair costs offset by increased computer processing charges. The increase in 2002 is attributed primarily to upgrades in hardware and computer systems and increased computer processing charges relating to the new branches acquired during 2001.

Depreciation on operating leases decreased 15.84% in 2003, following an 11.70% increase in 2002. Compared to the increase in 2002, the operating lease portfolio declined in 2003 due to the slow economy.

Supplies and communications expense decreased 6.37% in 2003 from 2002, compared to a 1.29% increase in 2002 from 2001. The decrease in 2003 was due to continued cost controls over printing, supplies, and communications.

Business development and marketing expense increased 15.77% in 2003 from 2002, compared to a decrease of 31.04% in 2002 from 2001. During 2003, 1st Source continued to engage in effective target advertising and marketing campaigns. Additionally, charitable contributions increased in 2003 compared to 2002. The increased expense in 2001 was primarily the result of marketing efforts in the newly acquired branches.

Finite-lived intangible asset amortization increased $0.61 million in 2003 from 2002 compared to a $1.71 million increase in 2002 from 2001. The increase in 2003 was due to the full year effect of amortization on finite-lived intangible assets. The increase in 2002 was attributed to core deposit intangibles amortization from the prior year branch acquisitions.

Loan collection and repossession expenses decreased $1.74 million in 2003 from 2002 compared to a significant $9.04 million increase in 2002 from 2001. The 2003 decrease was the result of fewer valuation adjustments recorded on repossessed assets netted against increased legal and collection efforts. The 2002 increase reflects the collection costs and valuation adjustments on the substantial nonperforming asset portfolio held during the year.

An increase of 11.53% occurred in other expenses during 2003, compared to a 3.69% increase in 2002 from 2001. The primary cause of the increase was due to increased insurance costs, professional fees, and losses on the disposal of fixed assets. During 2003, 1st Source and Trustcorp experienced a favorable reduction in fraud and forgery losses compared to 2002.

INCOME TAXES -- 1st Source recognized income tax expense in 2003 of $8.03 million, compared to $1.37 million in 2002, and $19.71 million in 2001. The effective tax rate in 2003 was 29.54% compared to 11.98% in 2002, and 33.86% in 2001. The effective tax rate in 2003 compared to 2002 was due to tax-exempt income remaining constant while net income before tax increased. For detailed analysis of 1st Source's income taxes see Part II, Item 8, Financial Statements and Supplementary Data -- Note L of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

LOAN PORTFOLIO -- The following table shows 1st Source's loan distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)                        2003              2002            2001               2000          1999

Commercial and agricultural loans          $  402,905      $   428,367      $   460,373       $   496,303    $   455,560
Truck and automobile financing                491,052          445,195          344,014           259,382        215,390
Aircraft financing                            489,155          323,802          514,573           508,278        422,076
Construction equipment financing              219,562          303,126          328,004           272,250        244,745
Loans secured by real estate                  533,749          567,950          586,580           593,287        526,929
Consumer loans                                 94,577          111,012          128,305           127,808        134,017
----------------------------------------- ------------ ---------------- ----------------- ---------------- --------------
TOTAL LOANS                                $2,231,000      $ 2,179,452      $ 2,361,849       $ 2,257,308    $ 1,998,717
=========================================================================================================================

At December 31, 2003, 12.8% and 13.4% of total loans was concentrated with borrowers in trucking and truck leasing and aircraft operators and dealers, respectively.

Average loans, net of unearned discount, decreased 10.37% in 2003 following a 0.63% decrease in 2002. Loans, net of unearned discount, at December 31, 2003 were $2.23 billion and were 66.99% of total assets, compared to $2.18 billion or 63.96% of total assets at December 31, 2002.

Commercial and agricultural lending outstandings, excluding those secured by real estate, decreased 5.94% during 2003. Many of the industries 1st Source serves experienced a marked decline in business activity in 2003, resulting in reduced loan needs.

Truck and automobile financing increased 10.30% in 2003. The largest increase was in medium and heavy duty truck loans which experienced growth of $21.18 million, or 10.74%, in 2003. Much of this increase can be attributed to the rigorous sales force which captured a large share of available market despite decreased demand for medium and heavy duty trucks. Other loans in this category include automobile and light truck and environmental equipment financing which grew by 14.60% and 0.46%, respectively. The overriding factor contributing to the increase in automobile and light truck financing was the purchase of $15.19 million of loans from the securitized loan portfolio. Excluding the impact of the purchase, automobile and light truck financing increased 5.48% during 2003.

Aircraft financing at year-end 2003 increased 51.07% from year-end 2002. The majority of this increase can be attributed to the purchase of $210.83 million of aircraft loans from the securitized loan portfolio. Without this acquisition, aircraft financing for 2003 decreased approximately 14.05% due to run-off of the portfolio, continued poor economic conditions, and decreased demand for loans for business or personal aircraft.

Construction equipment financing decreased 27.57% in 2003 following a 7.58% decrease in 2002. This division continued to be negatively impacted by the sluggish economy.

Loans secured by real estate decreased 6.02% during 2003. This decrease was due to declines in the year-end balances of portfolio mortgage loans. Residential mortgage loan refinancing was heavy through most of the year as customers took advantage of record low fixed interest rates. All of these low interest rate loans were sold off into the secondary market.

Consumer loans decreased 14.81% in 2003 compared to a decrease of 13.48% for 2002. Consumer fears over the slow economy remained strong which lead to a decrease in loan demand and stagnant growth in this area. In addition, mortgage refinancings allowed consumers to pay down other debt.

The following table shows the maturities of loans in the categories of commercial and agriculture, truck and automobile, aircraft and construction equipment outstanding as of December 31, 2003. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)                0 - 1 Year   1 - 5 Years   Over 5 Years   Total
---------------------------------------------------------------------------------------
Commercial and agricultural loans     $  292,234    $ 108,817    $  1,854    $  402,905
Truck and automobile financing           209,763      276,345       4,944       491,052
Aircraft financing                       172,269      295,929      20,957       489,155
Construction equipment financing          84,353      134,326         883       219,562
---------------------------------------------------------------------------------------
TOTAL                                 $  758,619    $ 815,417    $ 28,638    $1,602,674
=======================================================================================


Rate Sensitivity (Dollars in thousands)    Fixed Rate      Variable Rate     Total
---------------------------------------------------------------------------------------
1 - 5 Years                                $ 500,891         $ 314,526     $ 815,417
Over 5 Years                                   8,188            20,450        28,638
---------------------------------------------------------------------------------------
TOTAL                                      $ 509,079         $ 334,976     $ 844,055
=======================================================================================

CREDIT EXPERIENCE

RESERVE FOR LOAN LOSSES -- 1st Source's reserve for loan losses is provided for by direct charges to operations. Losses on loans are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Management evaluates the adequacy of the reserve quarterly, reviewing all loans over a fixed-dollar amount ($50,000), where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of economic trends, all of which may be susceptible to significant change. Management of 1st Source reviews the status of the loan portfolio to identify borrowers that might develop financial problems, in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data -- Note A of the Notes to Consolidated Financial Statements for additional information on management's evaluation of the adequacy of the reserve for loan losses.

The reserve for loan losses at December 31, 2003 totaled $70.05 million and was 3.14% of loans, compared to $59.22 million or 2.72% of loans at December 31, 2002 and $57.62 million or 2.44% of loans at December 31, 2001. It is management's opinion that the reserve for loan losses is adequate to absorb losses inherent in the loan portfolio as of December 31, 2003.

The provision for loan losses for 2003 was $17.36 million, compared to $39.66 million in 2002 and $25.75 million in 2001. The decrease in the provision is consistent with the lower charge-offs and the stabilization of the loan portfolio. Losses on loans to aircraft dealers and operators and loans secured by construction equipment remained relatively high in 2003, but the aircraft portfolio continued to show improving trends. Net charge-offs to aircraft dealers and operators were $5.05 million, $26.48 million and $5.21 million in 2003, 2002, and 2001, respectively. The reserve for loan losses increased $6.82 million, $0, and $0.60 million in 2003, 2002, and 2001, respectively, for reserves acquired in acquisitions.

The following table summarizes the 1st Source's loan loss experience for each of the last five years ended December 31:

(Dollars in thousands)                                       2003            2002            2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
AMOUNTS OF LOANS OUTSTANDING AT END OF PERIOD               $2,231,000    $ 2,179,452     $ 2,361,849    $ 2,257,308     $ 1,998,717
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE AMOUNT OF NET LOANS OUTSTANDING DURING PERIOD       $2,091,004    $ 2,332,992     $ 2,347,746    $ 2,156,489     $ 1,864,189
------------------------------------------------------------------------------------------------------------------------------------
Balance of reserve for loan losses at beginning of period   $   59,218    $    57,624     $    44,644    $    40,210     $    38,629
------------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial and agricultural loans                              1,187          2,376           4,916          1,818             895
  Truck and automobile financing                                 2,858          7,151             753            109               3
  Aircraft financing                                             6,877         27,401           5,584          4,987               -
  Construction equipment financing                               4,712          2,326             762            393             510
  Loans secured by real estate                                     344            340             215             30             105
  Consumer loans                                                 1,560          2,127           2,102          1,738           1,514
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CHARGE-OFFS                                               17,538         41,721          14,332          9,075           3,027
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial and agricultural loans                                519          1,311             328            298             110
  Truck and automobile financing                                 1,182            616              71            631              52
  Aircraft financing                                             1,698            759              92            230               -
  Construction equipment financing                                 248            465             129             50              34
  Loans secured by real estate                                      11             26               -              2              25
  Consumer loans                                                   523            481             351            462             418
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RECOVERIES                                                 4,181          3,658             971          1,673             639
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                 13,357         38,063          13,361          7,402           2,388
Provisions charged to operating expense                         17,361         39,657          25,745         11,836           3,969
Reserves acquired in acquisitions                                6,823              -             596              -               -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                   $    70,045   $     59,218     $    57,624     $   44,644     $    40,210
====================================================================================================================================
RATIO OF NET CHARGE-OFFS TO AVERAGE NET LOANS                    0.64%          1.63%           0.57%          0.34%           0.13%
OUTSTANDING
====================================================================================================================================

Net charge-offs as a percentage of average loans by portfolio type follow:

                                                     2003    2002    2001    2000    1999
---------------------------------------------------- -------------------------------------
Commercial and agricultural                          0.16%   0.23%   0.96%   0.31%   0.18%
Truck and automobile financing                       0.36    1.56    0.22   (0.21)  (0.02)
Aircraft financing                                   1.73    6.40    1.03    1.04       -
Construction equipment financing                     1.67    0.55    0.21    0.13    0.21
Loans secured by real estate                         0.03    0.03    0.02      -     0.01
Consumer loans                                       0.19    0.28    0.29    0.23    0.22
---------------------------------------------------- -------------------------------------
TOTAL NET CHARGE-OFFS TO AVERAGE PORTFOLIO LOANS     0.64%   1.63%   0.57%   0.34%   0.13%
==========================================================================================

The reserve for loan losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of such components of the reserve at December 31 and the ratio of such loan categories to total outstanding loan balances, are as follows:

                                       2003                  2002                 2001                2000                1999
                                             PERCENT             Percent             Percent             Percent            Percent
                                             OF LOANS            of Loans            of Loans            of Loans           of Loans
                                             IN EACH             in Each             in Each             in Each            in Each
                                             CATEGORY            Category            Category            Category           Category
                                    RESERVE  TO TOTAL   Reserve  to Total   Reserve  to Total   Reserve  to Total  Reserve  to Total
(Dollars in thousands)               AMOUNT   LOANS     Amount    Loans     Amount   Loans      Amount    Loans    Amount   Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial and agricultural loans   $ 9,589   18.06%   $11,163   19.65%    $14,247   19.49%    $15,532    21.99%   $ 9,495   22.79%
Truck and automobile financing       13,966   22.01     11,006   20.43       9,924   14.57       5,764    11.49      4,308   10.78
Aircraft financing                   31,733   21.93     21,603   14.86      19,987   21.79      12,884    22.52     15,530   21.12
Construction equipment financing      9,061    9.84      9,394   13.91       6,463   13.89       5,304    12.06      5,406   12.25
Loans secured by real estate          3,798   23.92      3,656   26.06       4,268   24.84       2,692    26.28      3,091   26.36
Consumer loans                        1,898    4.24      2,396    5.09       2,735    5.42       2,468     5.66      2,380    6.70
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                              $ 70,045  100.00%   $59,218  100.00%    $57,624  100.00%    $44,644   100.00%   $40,210  100.00%
====================================================================================================================================

NONPERFORMING ASSETS -- 1st Source's policy is to discontinue the accrual of interest on loans where principal or interest is past due and remains unpaid for 90 days or more, except for mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure. Nonperforming assets amounted to $36.83 million at December 31, 2003 compared to $64.12 million at December 31, 2002, and $43.29 million at December 31, 2001. Impaired loans totaled $60.04 million, $60.10 million, and $45.40 million at December 31, 2003, 2002, and 2001, respectively. During 2003, interest income which would have been recorded on nonaccrual loans under their original terms was $3.66 million, compared to $3.92 million in 2002. Interest income that was recorded on nonaccrual loans was $0.84 million and $1.08 million in 2003 and 2002, respectively.

The overall decrease in nonperforming assets for 2003 is primarily the result of the disposition of repossessed assets. The repossessions were primarily attributed to defaulted loans to air cargo businesses and aircraft dealers and operators. In addition, there was a decrease in nonaccrual loans as 1st
Source continued to work to resolve problem credits.


Nonperforming assets at December 31(Dollars in thousands)              2003        2002         2001       2000       1999
------------------------------------------------------------- -------------- ------------ ----------- ----------- ---------
Loans past due over 90 days                                        $    212     $    154    $    453    $    385   $    254
Nonaccrual loans and restructured loans:
  Commercial and agricultural                                         2,578        4,819       6,580       8,044      6,542
  Truck and automobile financing                                      4,242        6,114       3,746       1,769          -
  Aircraft financing                                                 12,900       12,281      16,365       2,725        323
  Construction equipment financing                                    4,663        9,844       5,126       3,026      2,141
  Loans secured by real estate                                        1,786        2,191       3,349       2,755      2,485
  Consumer loans                                                        916          415         659         849        476
------------------------------------------------------------- -------------- ------------ ----------- ----------- ---------
Total nonaccrual loans and restructured loans                        27,085       35,664      35,825      19,168     11,967
------------------------------------------------------------- -------------- ------------ ----------- ----------- ---------
TOTAL NONPERFORMING LOANS                                            27,297       35,818      36,278      19,553     12,221
------------------------------------------------------------- -------------- ------------ ----------- ----------- ---------
Other real estate                                                     3,010        4,362       3,137       1,698      1,167
Repossessions:
  Commercial and agricultural                                            34            -           -         157          -
  Truck and automobile financing                                        847        1,364       2,590         341        352
  Aircraft financing                                                  4,551       19,242         770       1,700          -
  Construction equipment financing                                      753          681          53         913        308
  Consumer loans                                                         78           56          96         100        135
------------------------------------------------------------- -------------- ------------ ----------- ----------- ---------
Total repossessions                                                   6,263       21,343       3,509       3,211        795
------------------------------------------------------------- -------------- ------------ ----------- ----------- ---------
Operating leases                                                        257        2,594         369         534      1,172
------------------------------------------------------------- -------------- ------------ ----------- ----------- ---------
TOTAL NONPERFORMING ASSETS                                         $ 36,827     $ 64,117    $ 43,293    $ 24,996   $ 15,355
===========================================================================================================================
Nonperforming loans to loans, net of unearned discount                 1.22%        1.64%       1.54%       0.87%     0.61%
===========================================================================================================================
Nonperforming assets to loans and leases,
 net of unearned discount                                              1.59%        2.79%       1.74%       1.06%     0.74%
===========================================================================================================================

POTENTIAL PROBLEM LOANS -- At December 31, 2003, management was not aware of any potential problem loans that would have a material effect on loan delinquency or loan charge-offs. However, the value of collateral securing many aircraft loans has deteriorated over the past two years and 1st Source collateral coverage rates have decreased. If a customer were to fail, 1st Source may not be able to rely on the collateral value to mitigate losses. Loans and leases are subject to continual review and are given management's attention whenever a problem situation appears to be developing.

INVESTMENT PORTFOLIO

Securities at year-end 2003 increased 17.93% from 2002, following a 1.43% decrease from year-end 2001 to year-end 2002. Securities at December 31, 2003 were $763.76 million or 22.93% of total assets, compared to $647.62 million or 19.00% of total assets at December 31, 2002.

The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

(Dollars in thousands)                                               2003            2002            2001
--------------------------------------------------------------------------- ----------------- ------------
U.S. Treasury and government agencies and corporations            $504,722          $391,653    $ 434,867
States and political subdivisions                                  171,515           156,010      144,000
Other securities                                                    87,526            99,954       78,174
--------------------------------------------------------------------------- ----------------- ------------
TOTAL SECURITIES AVAILABLE-FOR-SALE                               $763,763          $647,617    $ 657,041
==========================================================================================================

The following table shows the maturities of securities available-for-sale at December 31, 2003, at the carrying amounts and the weighted average yields of such securities:


(Dollars in thousands)                              Amount     Yield(1)
----------------------------------------------------------- ----------
U.S. Treasuries and agencies
  Under 1 year                                    $ 60,796       3.42%
  1 - 5 years                                      382,693       2.37
  5 - 10 years                                      11,493       2.31
  Over 10 years                                     49,740       2.71
----------------------------------------------------------- ----------
TOTAL U.S. TREASURIES AND AGENCIES                 504,722       2.53
----------------------------------------------------------- ----------
State and political subdivisions
  Under 1 year                                      30,767       5.99
  1 - 5 years                                      126,380       3.77
  5 - 10 years                                      13,857       6.72
  Over 10 years                                        511       3.78
----------------------------------------------------------- ----------
TOTAL STATE AND POLITICAL SUBDIVISIONS             171,515       4.41
----------------------------------------------------------- ----------
Other securities
  Under 1 year                                         840       5.30
  1 - 5 years                                        8,796       2.90
  5 - 10 years                                          75       6.55
  Over 10 years                                      4,638       2.32
  Marketable equity securities                      73,177       4.36
----------------------------------------------------------- ----------
TOTAL OTHER SECURITIES                              87,526       4.11
----------------------------------------------------------- ----------
TOTAL SECURITIES AVAILABLE-FOR-SALE               $763,763       3.13%
======================================================================

(1)Weighted average yields are based on amortized cost. Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. Marketable equity securities are excluded.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                       2003                    2002                  2001
(Dollars in thousands)                          AMOUNT      RATE        Amount      Rate       Amount     Rate
------------------------------------------------------- ---------- --------------- --------------------- -------
Noninterest bearing demand deposits         $  413,794         -%     $  362,509     -%     $  305,373      -%
Interest bearing demand deposits               645,131       0.79        686,763   1.40        596,330    2.82
Savings deposits                               233,737       0.53        232,067   1.20        165,820    1.78
Other time deposits                          1,266,599       3.38      1,489,971   3.94      1,568,838    5.63
------------------------------------------------------- ---------- --------------- --------------------- -------
TOTAL                                       $2,559,261                $2,771,310            $2,636,361
================================================================================================================

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2003, by time remaining until maturity is as follows:

(Dollars in thousands)
--------------------------------------------------------------------- ----------
Under 3 months                                                         $ 64,070
4 - 6 months                                                             30,161
7 - 12 months                                                            19,625
Over 12 months                                                           96,858
--------------------------------------------------------------------- ----------
TOTAL                                                                  $210,714
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


                                                                Federal Funds
                                                                Purchased and
                                                                  Security                     Other
                                                                 Repurchase    Commercial    Short-Term     Total
(Dollars in thousands)                                           Agreements       Paper      Borrowings   Borrowings
------------------------------------------------------------------------- ------------- -------------- ------------
2003
BALANCE AT DECEMBER 31, 2003                                    $276,040       $   982       $113,832     $390,854
MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END                      276,040         4,492        113,832      394,364
AVERAGE AMOUNT OUTSTANDING                                       209,098         2,442         45,088      256,628
WEIGHTED AVERAGE INTEREST RATE DURING THE YEAR                      0.85%         1.06%          7.36%        2.00%
WEIGHTED AVERAGE INTEREST RATE FOR OUTSTANDING AMOUNTS AT
  DECEMBER 31, 2003                                                 0.85%         0.86%          1.42%        1.02%
------------------------------------------------------------------------- ------------- -------------- ------------
2002
Balance at December 31, 2002                                    $212,040       $ 2,814       $ 45,824     $260,678
Maximum amount outstanding at any month-end                      266,370         5,580         86,059      358,009
Average amount outstanding                                       218,009         4,023         48,715      270,747
Weighted average interest rate during the year                      1.36%         1.64%          5.40%        2.09%
Weighted average interest rate for outstanding amounts at
  December 31, 2002                                                 0.65%         1.06%          1.76%        0.85%
------------------------------------------------------------------------- ------------- -------------- ------------
2001
Balance at December 31, 2001                                    $214,709       $ 4,992       $ 44,772     $264,473
Maximum amount outstanding at any month-end                      298,717        17,545        144,951      461,213
Average amount outstanding                                       226,758        11,763         86,935      325,456
Weighted average interest rate during the year                      3.19%         4.52%          7.68%        4.44%
Weighted average interest rate for outstanding amounts at
  December 31, 2001                                                 1.43%         1.79%          1.28%        1.41%
===================================================================================================================

LIQUIDITY

CORE DEPOSITS -- 1st Source's major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2003, average core deposits equaled 70.83% of average total assets, compared to 66.56% in 2002 and 61.18% in 2001. The effective cost rate of core deposits in 2003 was 1.81%, compared to 2.40% in 2002 and 3.76% in 2001. During 2001, 1st Source Bank acquired a total of 17 branch offices with core and other deposits of $322 million.

Average demand deposits (noninterest bearing core deposits) increased 14.15% in 2003 compared to an increase of 18.71% in 2002. These represented 17.93% of total core deposits in 2003, compared to 15.71% in 2002, and 14.81% in 2001.

PURCHASED FUNDS -- 1st Source's purchased funds are used to supplement core deposits and include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, Federal funds, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the bank's interest rate sensitivity. During 2003, 1st Source's reliance on purchased funds decreased to 15.60% of average total assets from 21.19% in 2002.

SHAREHOLDERS' EQUITY -- Management continues to emphasize profitable asset growth and retention of equity in the business. Average shareholders' equity equated to 9.60% of average total assets in 2003 compared to 8.95% in 2002.

Shareholders' equity was 9.45% of total assets at year-end 2003, compared to 9.08% at year-end 2002. In accordance with Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," 1st Source includes unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income which is a component of shareholders' equity. While regulatory capital adequacy ratios exclude unrealized gain (loss) in the calculation thereof, it does impact 1st Source's equity as reported in the audited financial statements. The unrealized gain on available-for-sale securities, net of income taxes, was $2.35 million and $4.59 million at December 31, 2003 and 2002, respectively.

LIQUIDITY RISK MANAGEMENT -- The Bank's liquidity is monitored and closely managed by the Asset/Liability Management Committee (ALCO), whose members are comprised of the Bank's senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

Liquidity management is the process by which the Bank ensures that adequate liquid funds are available to meet financial commitments on a timely basis. Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs.

Liquidity of the Bank is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability funded liquidity is deposit growth and retention of the core deposit base. The principal source of asset-funded liquidity is available-for-sale investment securities, cash and due from banks, Federal funds sold, securities purchased under agreements to resell, and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by bank lines of credit, repurchase agreements, and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

INTEREST RATE RISK MANAGEMENT -- 1st Source's Asset/Liability Management Committee monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. In the normal course of business, 1st Source faces ongoing interest rate risks and uncertainties. 1st Source occasionally utilizes interest rate swaps to partially manage the primary market exposures associated with the interest rate risk related to underlying assets, liabilities, and anticipated transactions. Under the current interest rate swaps, assumed from the Master Trust, 1st Source has agreements with another party to exchange, at specific intervals, the difference between fixed-rate and floating-rate interest amounts as calculated by reference to a notional amount as a means to convert floating rate liabilities to a fixed rate. The notional amounts totaled $130 million at December 31, 2003. At December 31, 2003, the consolidated statement of financial condition (excluding Trustcorp Mortgage) was rate sensitive by $93.5 million more assets than liabilities scheduled to repriced within one year, or approximately 1.06%.

A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. This analysis presents the hypothetical change in earnings of those rate sensitive financial instruments and interest rate swaps held by 1st Source (excluding Trustcorp) at December 31, 2003. The aggregate hypothetical decrease in pre-tax earnings is estimated to be $0.19 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates. The aggregate hypothetical decrease in pre-tax earnings is estimated to be $5.33 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

Due to the nature of the mortgage banking business, 1st Source manages the earning assets and interest-bearing liabilities of Trustcorp on a separate basis. The predominant assets on Trustcorp's balance sheet are mortgage loans held for sale, which are funded by short-term borrowings (normally less than 30 days). These borrowings are managed on a daily basis. A portion of Trustcorp's other borrowings for working capital is funded by 1st Source.

Trustcorp manages the interest rate risk related to loan commitments by entering into contracts for future delivery of loans. See Part II, Item 8, Financial Statements and Supplementary Data -- Note N of the Notes to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, 1st Source enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes 1st Source's significant fixed and determinable contractual obligations, by payment date, at December 31, 2003, except for obligations associated with short-term borrowing arrangements. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligations payments by period.

                                                                                                      Indeterminate
(Dollars in thousands)               Note       0 - 1 Year   1 - 3 Years   3 - 5 Years  Over 5 Years    maturity        Total
--------------------------------------------------------------------------------------------------------------------------------
Deposits without stated maturity       -        $1,338,842   $      -      $      -     $     -       $       -      $1,338,842
Certificates of deposit                -           509,699    510,365       111,356      16,953               -       1,148,373
Long-term debt and mandatorily
  redeemable securities                H               258        357        15,146         978           6,064          22,803
Subordinated notes                     J                 -          -             -      56,444               -          56,444
Operating leases                       M             2,440      3,352         2,706       4,617               -          13,115
Purchase obligations                   -                99          -             -           -               -              99
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL OBLIGATIONS                   $1,851,338   $514,074      $129,208     $78,992       $   6,064      $2,579,676
================================================================================================================================

1st Source also enters into derivative contracts under which 1st Source is required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above.

Additionally, 1st Source routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. Management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of 1st Source.

1st Source is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included in Part II, Item 8, Financial Statements and Supplementary Data -- Note N of the Notes to Consolidated Financial Statements.


QUARTERLY RESULTS OF OPERATIONS

Three Months Ended (Dollars in thousands, except per share amounts)
                                                          March 31     June 30     September 30     December 31
------------------------------------------------------------------ ------------- ----------------- ------------
2003
INTEREST INCOME                                           $42,729      $42,553       $38,991           $38,049
INTEREST EXPENSE                                           16,173       15,813        14,447            12,637
NET INTEREST INCOME                                        26,556       26,740        24,544            25,412
PROVISION FOR LOAN LOSSES                                   5,550        4,901         4,078             2,832
INVESTMENT SECURITIES AND OTHER INVESTMENT LOSSES            (280)        (275)       (3,134)             (247)
INCOME BEFORE INCOME TAXES                                  6,243        6,482         6,616             7,842
NET INCOME                                                  4,460        4,690         4,643             5,361
DILUTED NET INCOME PER COMMON SHARE                          0.21         0.22          0.22              0.26
------------------------------------------------------------------ ------------- ----------------- ------------
2002
Interest income                                           $52,539      $50,397      $ 48,859           $47,708
Interest expense                                           21,998       20,445        19,717            18,657
Net interest income                                        30,541       29,952        29,142            29,051
Provision for loan losses                                  11,809       10,750         8,765             8,333
Investment securities and other investment losses            (488)           -          (600)           (1,748)
Income before income taxes                                  5,169        3,481         2,474               281
Net income                                                  4,208        2,767         2,101               963
Diluted net income per common share                          0.20         0.13          0.10              0.05
==============================================================================================================

Net income was $5.36 million for the fourth quarter of 2003 compared to the $0.96 million of net income reported for the fourth quarter of 2002. Diluted net income per common share for the fourth quarter of 2003 amounted to $0.26, compared to $0.05 per common share reported in the fourth quarter of 2002.

The provision for loan losses was $2.83 million in the fourth quarter compared to $8.33 million in the fourth quarter of 2002. 1st Source's reserve for loan losses as of December 31, 2003, was 3.14% of total loans, compared to 2.72% as of December 31, 2002. Net charge-offs were $2.83 million for the fourth quarter 2003, compared to $8.06 million a year ago. Net charge-offs for the year were $13.36 million compared to $38.06 million in 2002. The ratio of nonperforming assets to net loans and leases was 1.59% on December 31, 2003, compared to 2.79% on December 31, 2002.

Noninterest income for the fourth quarter of 2003 was $19.39 million, down 7.18% from the fourth quarter of 2002. This decrease was due to the slowdown of mortgage loan refinancings, lower trading account securities gains, and lower securitization impairment in the fourth quarter of 2003 compared to the same period in 2002. For the year, noninterest income was $80.20 million, up 9.68% from 2002. The predominant factor behind the growth in 2003 was mortgage loan servicing and sale income. This increase was partially offset by a decrease in equipment rental income and increased securitization impairment charges.

Noninterest expense was $34.12 million for the fourth quarter of 2003, down 17.42% from the fourth quarter of 2002. This quarter to quarter decrease was primarily due to decreased loan collection and repossession expense, including lower valuation adjustments on repossessed aircraft. Also, depreciation on leased equipment decreased due to reduced demand for equipment leases; and salaries and employee benefits decreased due to lower mortgage commissions. For the year, noninterest expense was $138.90 million, down 1.31% from 2002. In general, 2003 noninterest expense reflects decreased depreciation on equipment owned under operating leases and decreased loan collection and repossession expense offset by increased salary and employee benefit expense.

The 2003 earnings represent a return on average shareholders' equity of 6.12%, compared to 3.23% for 2002. Return on total assets was 0.59% compared to 0.29% for 2002.

As of December 31, 2003, the 1st Source common equity-to-assets ratio was 9.45%, compared to 9.08% a year ago. Shareholders' equity was $314.70 million, up 1.70% from $309.43 million a year ago. Total assets at the end of 2003 were $3.33 billion compared to $3.41 billion at the end of 2002. Total deposits were $2.49 billion, down 8.32% from the end of 2002, and total loans were $2.23 billion, up 2.37% from 2002.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk Management.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)                                                               2003               2002
-------------------------------------------------------------------------------------------- - ----------- ---- -----------
ASSETS
Cash and due from banks                                                                        $  109,787    $    120,894
Federal funds sold and interest bearing deposits with other banks                                   1,355          81,881
Investment securities, available-for-sale
  (amortized cost of $759,945 and $640,224 at December 31, 2003 and 2002, respectively)           763,763         647,617
Trading account securities                                                                             -           13,347
Mortgages held for sale                                                                            60,215         146,640
Loans, net of unearned discount:
  Commercial and agricultural loans                                                               402,905         428,367
  Truck and automobile financing                                                                  491,052         445,195
  Aircraft financing                                                                              489,155         323,802
  Construction equipment financing                                                                219,562         303,126
  Loans secured by real estate                                                                    533,749         567,950
  Consumer loans                                                                                   94,577         111,012
-------------------------------------------------------------------------------------------- - --------- ---- -----------
TOTAL LOANS                                                                                     2,231,000       2,179,452
Reserve for loan losses                                                                           (70,045)        (59,218)
-------------------------------------------------------------------------------------------- - --------- ---- -----------
NET LOANS                                                                                       2,160,955       2,120,234
Equipment owned under operating leases
  (net of accumulated depreciation of $49,387 and $46,188 at
   December 31, 2003 and 2002, respectively)                                                       70,305          93,893
Net premises and equipment                                                                         38,431          40,899
Accrued income and other assets                                                                   125,342         142,063
---------------------------------------------------------------------------------------------------------- ----------------
TOTAL ASSETS                                                                                   $3,330,153      $3,407,468
===========================================================================================================================
LIABILITIES
Deposits:
  Noninterest bearing                                                                          $  396,026      $  419,289
  Interest bearing                                                                              2,091,189       2,293,616
------------------------------------------------------------------------------------------------------------ --------------
TOTAL DEPOSITS                                                                                  2,487,215       2,712,905
------------------------------------------------------------------------------------------------------------ --------------
Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase                      276,040         212,040
  Other short-term borrowings                                                                     114,814          48,638
------------------------------------------------------------------------------------------------------------ --------------
TOTAL SHORT-TERM BORROWINGS                                                                       390,854         260,678
------------------------------------------------------------------------------------------------------------ --------------
Long-term debt and mandatorily redeemable securities                                               22,802          16,878
Subordinated notes                                                                                 56,444          54,750
Accrued expenses and other liabilities                                                             58,147          52,828
------------------------------------------------------------------------------------------------------------ --------------
TOTAL LIABILITIES                                                                               3,015,462       3,098,039
===========================================================================================================================
SHAREHOLDERS' EQUITY
Preferred stock; no par value
  Authorized 10,000,000 shares; none issued or outstanding                                             -                -
Common stock; no par value
  Authorized 40,000,000 shares; issued 21,626,584 shares in 2003 and 21,619,622
  shares in 2002, less unearned shares (246,100-- 2003 and 239,138-- 2002)                          7,578           7,579
Capital surplus                                                                                   214,001         214,001
Retained earnings                                                                                 100,534          90,897
Cost of common stock in treasury (664,193 shares-- 2003 and 431,466 shares-- 2002)                 (9,777)         (7,637)
Accumulated other comprehensive income                                                              2,355           4,589
===========================================================================================================================
TOTAL SHAREHOLDERS' EQUITY                                                                        314,691         309,429
===========================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $3,330,153      $3,407,468
===========================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31 (Dollars in thousands, except per share data)           2003        2002         2001

------------------------ ----------------------------------------------------------- ----------------- ---------
Interest income:
  Loans                                                                    $137,382     $ 171,029    $ 211,801
  Investment securities, taxable                                             18,410        21,359       26,078
  Investment securities, tax-exempt                                           5,614         6,037        6,867
  Other                                                                         916         1,078          820
------------------------------------------------------------------------------------ ------------- ------------
TOTAL INTEREST INCOME                                                       162,322       199,503      245,566
------------------------------------------------------------------------------------ ------------- ------------
Interest expense:
  Deposits                                                                   49,153        71,084      108,069
  Short-term borrowings                                                       5,121         5,659       14,455
  Subordinated notes                                                          3,804         3,249        3,560
  Long-term debt and mandatorily redeemable securities                          992           825          873
------------------------------------------------------------------------------------ ------------- ------------
TOTAL INTEREST EXPENSE                                                       59,070        80,817      126,957
------------------------------------------------------------------------------------ ------------- ------------
Net interest income                                                         103,252       118,686      118,609
Provision for loan losses                                                    17,361        39,657       25,745
------------------------------------------------------------------------------------ ------------- ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          85,891        79,029       92,864
------------------------------------------------------------------------------------ ------------- ------------
Noninterest income:
  Trust fees                                                                 10,664        10,252        9,672
  Service charges on deposit accounts                                        15,532        14,947       11,714
  Loan servicing and sale income                                             17,474         7,406       25,679
  Equipment rental income                                                    25,448        28,773       26,249
  Other income                                                               15,014        14,575       13,273
  Investment securities and other investment (losses) gains                  (3,936)       (2,836)         439
------------------------------------------------------------------------------------ ------------- ------------
TOTAL NONINTEREST INCOME                                                     80,196        73,117       87,026
----------------------------------------------------------------- ------------------- ------------- -----------
Noninterest expense:
  Salaries and employee benefits                                             69,457        67,398       62,614
  Net occupancy expense                                                       6,881         6,861        6,199
  Furniture and equipment expense                                            10,363        10,719        9,428
  Depreciation-- leased equipment                                            19,773        23,494       21,034
  Supplies and communications                                                 6,163         6,582        6,498
  Loan collection and repossession expense                                    8,112         9,851          809
  Other expense                                                              18,155        15,836       15,101
----------------------------------------------------------------- ------------------- ------------- -----------
TOTAL NONINTEREST EXPENSE                                                   138,904       140,741      121,683
-------------------------------------------------------------- --------------------- ------------- ------------
Income before income taxes                                                   27,183        11,405       58,207
Income taxes                                                                  8,029         1,366       19,709
-------------------------------------------------------------- --------------------- ------------- ------------
NET INCOME                                                                 $ 19,154      $ 10,039     $ 38,498
-------------------------------------------------------------- --------------------- ----------------- --------
BASIC NET INCOME PER COMMON SHARE                                            $ 0.92        $ 0.48       $ 1.85
-------------------------------------------------------------- --------------------- ----------------- --------
DILUTED NET INCOME PER COMMON SHARE                                          $ 0.91        $ 0.47       $ 1.82
==============================================================================================================

The accompanying notes are a part of the consolidated financial statements.


                                                                                                                 Accumulated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                   Cost of          Other
                                                               Common    Capital     Retained    Common Stock   Comprehensive
(Dollars in thousands,  except per share data)      Total       Stock     Surplus     Earnings   in Treasury   Income(Loss),Net
------------------------------------------ ---------------- ----------------------- ------------ -----------    -----------
BALANCE AT JANUARY 1, 2001                       $ 270,572    $ 7,227    $ 195,197   $ 80,881    $(14,954        $ 2,221
------------------------------------------ ---------------- ----------------------- ------------ -----------    -----------
Comprehensive income, net of tax:
Net income                                          38,498         -          -        38,498          -               -
Cumulative effect of change
in accounting principle                                688         -          -            -           -             688
Change in unrealized gains of
  available-for-sale securities                      2,701         -          -            -           -           2,701
                                                  --------
Total comprehensive income                          41,887         -          -            -           -               -
Issuance of 158,811 common shares under
  stock based compensation plans,
  including related tax effects                      2,346         -          -        (1,325)      3,671              -
Cost of 71,514 shares of common
  stock acquired for treasury                       (1,308)        -          -            -       (1,308)             -
Cash dividends ($.351 per share)                    (7,297)        -          -        (7,297)         -               -
5% common stock dividend
  ($10 cash paid in lieu of fractional shares)         (10)       352       18,804    (19,166)         -               -
------------------------------------------ ---------------- ----------------------- ------------ -----------    ----------
BALANCE AT DECEMBER 31, 2001                     $ 306,190    $ 7,579    $ 214,001   $ 91,591    $(12,591)       $ 5,610
------------------------------------------ ---------------- ----------------------- ------------ -----------    ----------
Comprehensive income, net of tax:
Net income                                          10,039        -           -        10,039          -               -
Change in unrealized gains of
  available-for-sale securities                     (1,021)       -           -            -           -          (1,021)
                                                  --------
Total comprehensive income                           9,018        -           -            -           -               -
Issuance of 289,854 common shares under
  stock based compensation plans,
  including related tax effects                      4,261        -           -        (3,196)      7,457              -
Cost of 128,276 shares of common
  stock acquired for treasury                       (2,503)       -           -            -       (2,503)             -
Cash dividends ($.360 per share)                    (7,537)       -           -        (7,537)         -               -
------------------------------------------ ---------------- ------------ --------------- --------------- ----------- ------
BALANCE AT DECEMBER 31, 2002                     $ 309,429      $ 7,579  $ 214,001   $ 90,897    $ (7,637)       $ 4,589
------------------------------------------ ---------------- ------------ --------------- --------------- ----------- ------
COMPREHENSIVE INCOME, NET OF TAX:
NET INCOME                                          19,154        -           -        19,154          -               -
CHANGE IN UNREALIZED GAINS OF
  AVAILABLE-FOR-SALE SECURITIES                     (2,234)       -           -            -           -          (2,234 )
                                                  --------
TOTAL COMPREHENSIVE INCOME                          16,920        -           -            -           -               -
RECLASS OF 399,241 MANDATORILY
  REDEEMABLE SHARES TO LIABILITIES                  (5,897)       -           -          (955)     (4,942)             -
ISSUANCE OF 205,973 COMMON SHARES UNDER
  STOCK BASED COMPENSATION PLANS,
  INCLUDING RELATED TAX EFFECTS                      2,598           (1)      -          (849)      3,448              -
COST OF 39,459 SHARES OF COMMON
  STOCK ACQUIRED FOR TREASURY                         (646)       -           -            -         (646)             -
CASH DIVIDENDS ($.370 PER SHARE)                    (7,713)                            (7,713)         -               -
-------------------------------------------- -------------- ------------- -------------- -------------- ------------ ------
BALANCE AT DECEMBER 31, 2003                     $ 314,691      $ 7,578  $ 214,001   $100,534     $ (9,777)      $ 2,355
===========================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31  (Dollars in thousands)                                         2003                2002          2001
------------------------------------------------------------------------------- ----------------- ---- ----------- -------------
Operating activities:
Net income                                                                             $  19,154        $  10,039    $  38,498
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                               17,361           39,657       25,745
  Depreciation of premises and equipment                                                  24,863           28,616       26,249
  Amortization of investment security premiums and accretion of discounts, net             5,871            4,454        1,777
  Amortization of mortgage servicing rights                                                8,168            6,306        4,382
  Mortgage servicing asset impairment charges                                                581            7,328            -
  Deferred income taxes                                                                   (2,171)          14,803          418
  Realized investment securities losses (gains)                                            3,936            2,836         (439)
  Change in mortgages held for sale                                                       86,425           26,875     (121,761)
  Realized losses (gains) on securitized loans                                               289           (7,964)      (8,532)
  Change in trading account securities                                                    13,347          (13,347)           -
  Deconsolidation of subsidiaries                                                         1,694               -             -
  Change in interest receivable                                                            1,245            4,465        3,607
  Change in interest payable                                                              (3,810)          (6,117)      (9,184)
  Change in other assets                                                                   6,727          (36,399)     (11,137)
  Change in other liabilities                                                             12,642           (9,040)       3,031
  Other                                                                                    2,293            6,108        1,844
------------------------------------------------------------------------------- ----------------- ---- ----------- -------------
NET CASH FROM (USED BY) OPERATING ACTIVITIES                                             198,615           78,620      (45,502)
------------------------------------------------------------------------------- ----------------- ---- ----------- -------------
Investing activities:
  Proceeds from sales and maturities of investment securities                            351,747          329,324      345,544
  Purchases of investment securities                                                    (481,565)        (319,226)    (408,611)
  Net change in short-term investments                                                    80,526          (64,843)      (15,987)
  Loans sold or participated to others                                                    52,158          295,732      235,524
  Net change in loans                                                                   (110,241)        (151,397)    (323,191)
  Purchase of loans in acquisition                                                            -                -       (29,641)
  Net change in equipment owned under operating leases                                     3,815           (1,587)     (48,788)
  Purchases of premises and equipment                                                     (2,072)          (6,363)     (12,659)
  Net cash paid in purchase acquisition                                                       -                -       (27,821)
--------------------------------------------------------------------------- --------------------- --------------- --------------
NET CASH (USED IN) FROM INVESTING ACTIVITIES                                            (105,632)          81,640     (285,630)
--------------------------------------------------------------------------- --------------------- --------------- --------------
Financing activities:
  Net change in demand deposits, NOW accounts and savings accounts                       (39,210)          81,220       82,696
  Purchase of demand deposits and savings accounts                                            -                -       129,451
  Net change in certificates of deposits                                                (186,480)        (251,121)      15,845
  Purchase of certificates of deposits                                                        -                -       192,090
  Net change in short-term borrowings                                                    130,175           (3,795)     (68,917)
  Proceeds from issuance of long-term debt                                                 2,344           16,042          201
  Payments on long-term debt                                                              (2,484)         (11,103)        (321)
  Proceeds from issuance of trust-preferred securities                                        -            10,000            -
  Acquisition of treasury stock                                                             (646)          (2,503)      (1,308)
  Cash dividends                                                                          (7,789)          (7,537)      (7,297)
--------------------------------------------------------------------------- --------------------- --------------- --------------
NET CASH (USED IN) FROM FINANCING ACTIVITIES                                            (104,090)        (168,797)     342,440
--------------------------------------------------------------------------- --------------------- --------------- --------------
Net change in cash and cash equivalents                                                  (11,107)          (8,537)      11,308
--------------------------------------------------------------------------- --------------------- --------------- --------------
Cash and cash equivalents, beginning of year                                             120,894          129,431      118,123
--------------------------------------------------------------------------- --------------------- --------------- --------------
Cash and cash equivalents, end of year                                                 $ 109,787        $ 120,894    $ 129,431
================================================================================================================================
Supplemental Information:
  Cash paid (received) for:
    Interest                                                                           $  55,259        $  86,934    $ 132,580
    Income taxes                                                                           2,655           (3,473)      19,739
================================================================================================================================

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

CASH FLOW -- For purposes of the consolidated and parent company only statements of cash flows, 1st Source considers cash and due from banks as cash and cash equivalents.

SECURITIES -- Securities that 1st Source has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. 1st Source holds no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and carried at fair value. Unrealized gains and losses on these securities are reported net of applicable taxes, as a separate component of accumulated other comprehensive income in shareholders' equity. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

LOANS -- Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is included in interest income, using the accrual method over the terms of the loans based upon principal balances outstanding. Loan origination fees and direct loan origination costs are deferred and the net amount amortized to interest income over the contractual life of the related loan. Loan commitment fees are deferred and amortized into other income over the commitment period.

The accrual of interest on loans is discontinued when a loan becomes contractually delinquent for 90 days, except for residential mortgage loans that are well secured and in the process of collection. Such residential mortgage loans are placed in nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan losses. Management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding.

A loan is considered impaired, based on current information and events, if it is probable that 1st Source will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Interest on impaired loans, which are not classified as nonaccrual is recognized on the accrual basis.

SECURITIZED ASSETS -- During December 2003, the Bank purchased the assets of the 1st Source Master Trust, a qualified special purpose entity, from the beneficial interest holders. The assets included $210.83 million in aircraft loans, $15.19 million in auto rental loans and $4.39 million of loan related assets. In addition, $24.53 million of the excess cash in the Master Trust was returned to the Bank which resulted in the realization of the Bank's retained interest in the securitization.

The Bank established a loss reserve of $6.82 million against the loans acquired, which was deemed consistent with loss reserves maintained for its on-balance sheet portfolios. The transaction, which closed in December, did not have a significant impact on earnings for 2003. At December 31, 2003, the Bank had no securitized assets.

The guidelines set forth in Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are followed when accounting for securitizations. When 1st Source sold loans in securitizations, it retained servicing rights and interest-only strips. The interest-only strips were capitalized as retained interests in the securitized assets. Gain or loss on sale of the loans depended in part on the previous carrying amount of the loans sold, in proportion to their fair value. 1st Source estimated fair value based on the present value of future cash flows expected under management's best estimates of certain key assumptions. In conjunction with its securitization activities, 1st Source sold $49.51 million of aircraft and auto loans in 2003 and $292.24 million of aircraft and auto loans in 2002. The securitization generated total income of $5.73 million, $8.09 million, and $9.10 million, in 2003, 2002, and 2001 respectively. Of this amount, $3.21 million, $4.83 million, and $5.71 million, representing gains on sale and servicing, for 2003, 2002, and 2001, respectively, were recorded in loan servicing and sale income. The balance represents accretion of the discount on an effective yield basis. The accretion, recorded as investment security income, for the years 2003, 2002, and 2001, was $2.52 million, $3.26 million, and $3.39 million, respectively.

The recorded fair value of the retained interests was $21.46 million at year end 2002. Changes in fair value are recorded as a component of other comprehensive income. In 2003, prior to the liquidation of the Master Trust, 1st Source recorded an impairment charge of $2.99 million through investment security losses caused by a reduction of the estimated discounted future cash flows expected from the securitization. In 2002, 1st Source recorded an impairment charge of $1.49 million due to decreased credit quality in the Master Trust.

As of December 31, 2002, there were $387.79 million outstanding auto and aircraft loans in the contracted $400 million revolving securitization facility. At year end 2002, 0.23% of the outstanding securitized loans were delinquent 60 or more days. Defaulted loans were $11.49 million at year end 2002. Prior to the purchase of the securitized loans, charge-offs, net of recoveries were $5.68 million in 2003, compared to $9.60 million in 2002. Securitization guidelines required that defaulted loans be charged off after 12 months, regardless of collateral value.

MORTGAGE BANKING ACTIVITIES -- Loans for sale are primarily composed of performing one-to-four family residential mortgage loans originated for resale and carried at the lower of cost or fair value as determined on an aggregate basis. Fair value is determined using available secondary market prices for loans with similar coupons, maturities and credit quality.

1st Source recognizes the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. 1st Source allocates a portion of the total cost of a mortgage loan to servicing rights based on the relative fair value. The fair value of the servicing rights is based on market prices, when available, or is determined by estimating the present value of future net servicing income, taking into consideration market loan prepayment speeds and discount rates. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of mortgage servicing rights are recognized as noninterest income in the period in which such rights are sold.

Mortgage servicing assets are evaluated for impairment in accordance with SFAS No. 140. For purposes of impairment measurement, mortgage servicing assets are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. If temporary impairment exists within a tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

Mortgage servicing assets are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries.

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

Pooled loans are smaller credits and are homogenous in nature, such as consumer credits and residential mortgages. Pooled loan loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions and projected trends in the geographic markets which we serve.

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

LEASED ASSETS -- 1st Source finances various types of construction equipment, medium and heavy duty trucks and automobiles under leases principally classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. These estimates are reviewed periodically to ensure realization.

OTHER REAL ESTATE -- Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the reserve for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2003, and 2002, other real estate had carrying values of $4.62 million and $4.36 million, respectively.

REPOSSESSED ASSETS -- Repossessed assets consist of specialty finance equipment, including aircraft, construction equipment and vehicles acquired through foreclosure or in lieu of foreclosure. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. 1st Source estimates fair value based on the best estimate of an orderly liquidation value. Sources typically include vehicle and equipment dealers, valuation guides, and other third parties, including appraisers. At the time of foreclosure, the recorded amount of the loan is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan losses. Subsequent write-downs are included in noninterest expense. Repossessed assets totaled $6.26 million and $21.34 million, as of December 31, 2003, and 2002, respectively.

PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed by the straight-line method, primarily with useful lives of 5, 7, 15 and 31 1/2 years. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, 1st Source recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the income statement.

GOODWILL AND INTANGIBLES -- Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On January 1, 2002, 1st Source adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of 1st Source's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding seven years. Prior to the adoption of SFAS No. 142, 1st Source's goodwill was amortized on a straight-line basis over varying periods not exceeding 25 years. 1st Source has performed the required annual impairment test of goodwill and determined that no impairment exists.

At December 31, 2003, intangible assets consisted of goodwill of $18.55 million and other intangible assets of $7.19 million, net of accumulated amortization of $5.00 million. At December 31, 2002, intangible assets consisted of goodwill of $18.55 million and other intangible assets of $9.35 million, net of accumulated amortization of $2.26 million. Intangible asset amortization was $2.75 million, $2.14 million, and $0.43 million for 2003, 2002, and 2001, respectively. Amortization on other intangible assets is expected to total $2.63 million, $2.61 million, $1.85 million, $0.15 million, and $0.05 million in 2004, 2005, 2006, 2007, and 2008, respectively.

VENTURE CAPITAL INVESTMENT -- Venture capital investments are carried at estimated fair value with changes in fair value recognized in investment securities and other investment (losses) gains. The fair values of publicly traded investments are determined using quoted market prices. For other investments, fair value is determined by the General Partner. All valuations are approved by the Valuation Committee of the Advisory Board of the Partnership. Venture capital investments in Partnerships are included in other assets on the balance sheet. The balances as of December 31, 2003 and 2002 are $2.63 million and $3.35 million, respectively.

SHORT-TERM BORROWINGS -- 1st Source's short-term borrowings consist of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, U.S. Treasury demand notes and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within 30 to 180 days of the transaction date. Commercial paper matures within 30 to 270 days.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. U.S. government and Federal agency securities pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to 1st Source as deemed appropriate.

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

NET INCOME PER COMMON SHARE -- Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income before interest expense on mandatorily redeemable shares by the weighted-average number of shares of common stock outstanding, which were as follows (in thousands): 2003, 20,859; 2002, 20,935; and 2001, 20,767. Diluted earnings per share is computed by dividing net income before interest expense on mandatorily redeemable shares by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options. The weighted-average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 2003, 21,150; 2002, 21,310; and 2001, 21,170. The computation of weighted-average number of shares gives retroactive effect to a 5% stock dividend declared April 24, 2001.

At December 31, 2003, the company had six stock-based employee compensation plans, which are described more fully in Note I. These include two stock option plans, a stock option agreement, the Employee Stock Purchase Plan, the Executive Incentive Plan and the Restricted Stock Award Plan. 1st Source accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost under the Executive Incentive Plan and the Restricted Stock Award Plan is reflected in net income. No stock-based employee compensation cost for the stock option plans, the stock option agreement, or the Employee Stock Purchase Plan is reflected in net income. All options granted under the stock option plans and the stock option agreement had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted under the Employee Stock Purchase Plan had an exercise price based on the market value of the underlying common stock on the date of grant as described more fully in Note
I. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


Year Ended December 31  (Dollars in thousands, except per share data)                    2003         2002         2001
--------------------------------------------------------------------------------- ------------- ------------ ------------
Net income, as reported                                                                $19,154      $10,039      $38,498
Add:
  Stock-based employee compensation expense included in reported net income,
   net of related tax effects                                                            1,360            -        1,832
Deduct:
  Stock-based employee compensation expense determined under fair value based
   method for all awards, net of related tax effects                                    (1,590)        (333)      (2,124)
--------------------------------------------------------------------------------- ------------- ------------ ------------
Pro forma net income                                                                   $18,924      $ 9,706      $38,206
--------------------------------------------------------------------------------- ------------- ------------ ------------
Earnings per share:
Basic-- as reported                                                                     $ 0.92       $ 0.48       $ 1.85
Basic-- pro forma                                                                       $ 0.91       $ 0.46       $ 1.84
--------------------------------------------------------------------------------- ------------- ------------ ------------
Diluted-- as reported                                                                   $ 0.91       $ 0.47       $ 1.82
Diluted-- pro forma                                                                     $ 0.90       $ 0.46       $ 1.81
=========================================================================================================================

SEGMENT INFORMATION -- 1st Source's principal business is commercial banking and mortgage banking conducted through its wholly-owned subsidiary, Trustcorp. Trustcorp constitutes a segment by definition in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," but does not meet any of the materiality tests for disclosure.

DERIVATIVE FINANCIAL INSTRUMENTS -- 1st Source occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. Under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments are recorded on the balance sheet, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

RECENT ACCOUNTING PRONOUNCEMENTS -- ACCOUNTING FOR CERTAIN LOANS AND DEBT SECURITIES ACQUIRED IN A TRANSFER: In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer (formerly known as Discounts Related to Credit Quality)." This SOP addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The provisions of SOP 03-3 are effective for loans acquired in fiscal years beginning after December 15, 2004. Implementation of this statement is not expected to have a material impact on 1st Source's results of operations, financial position, or liquidity.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149,

"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions in this Statement require that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The requirements of SFAS No. 149 did not have a material impact on the results of operations or financial position of 1st Source.

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 requires a company that holds variable interests in an entity to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46, as originally issued, was effective immediately for entities created after January 21, 2003, and applied to previously existing entities in quarters beginning after June 15, 2003. On October 9, 2003, FASB issued a Staff Position deferring the effective date for variable interests held prior to February 1, 2003, however, early adoption was permitted.

1st Source early adopted FIN 46 on July 1, 2003. 1st Source determined that it is not the primary beneficiary of its investment in 1st Source Capital Trust I, II, and III (the Capital Trusts) and was required to deconsolidate the Capital Trusts. 1st Source owns the common stock of the Capital Trusts, which issued mandatorily redeemable preferred capital securities to third party investors. The Capital Trusts' only assets, which totaled $56.44 million at July 1, 2003, consisted of debentures which were acquired by the Capital Trusts using proceeds from the issuance of the preferred securities and common stock. As a result of the deconsolidation, the debentures are included in "subordinated notes" and 1st Source's equity interests in the Capital Trusts are included in "other assets" on the balance sheet.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002, and became effective for 1st Source beginning January 1, 2003. This statement requires the cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by 1st Source for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. The adoption of this standard did not have a material impact on 1st Source's results of operations, financial position, or liquidity.

GUARANTEES: In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The initial recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in 1st Source's 2002 Annual Report. Implementation of the remaining provisions of FIN 45 during the first quarter of 2003 did not have a significant impact on the financial statements. Significant guarantees that have been entered into by 1st Source are disclosed in Note N.

ACCOUNTING FOR STOCK-BASED COMPENSATION: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS No. 123's fair value method of accounting, if a company so elects. 1st Source has not adopted the fair value method of recording stock options under SFAS No. 123.

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS: In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions" was issued, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 was effective immediately and required companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions. Upon adoption of SFAS No. 147, the amount of unidentifiable intangible assets previously recorded was reclassified to goodwill. SFAS No. 147 also modifies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets. While SFAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance currently has no effect on 1st Source's result of operations, financial position, or liquidity.

RESCISSION OF SFAS NO. 4, 44, AND 64, AMENDMENT OF SFAS NO. 13 AND TECHNICAL
CORRECTIONS: In April 2002, SFAS No. 145 was issued, which updates, clarifies and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishments of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44 related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 had no impact on 1st Source's results of operations, financial position, or liquidity.

RECLASSIFICATIONS -- Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

NOTE B -- FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of 1st Source's financial instruments as of December 31, 2003 and 2002 are summarized in the table below.


                                                                                  2003                            2002
                                                                      CARRYING OR                     Carrying or
                                                                     CONTRACT VALUE    FAIR VALUE    Contract Value   Fair Value
(Dollars in thousands)
------------------------------------------------------------- ------------------ ----------------- -------------- -------------
Assets:
Cash and due from banks                                              $  109,787        $  109,787     $  120,894    $  120,894
Federal funds sold and interest bearing deposits with other banks         1,355             1,355         81,881        81,881
Investment securities, available-for-sale                               763,763           763,763        647,617       647,617
Trading account securities                                                    -                 -         13,347        13,347
Mortgages held for sale                                                  60,215            60,215        146,640       146,640
Loans, net of reserve for loan losses                                 2,160,955         2,192,329      2,120,234     2,174,830
------------------------------------------------------------- ------------------ ----------------- -------------- -------------
Liabilities:
Deposits                                                              2,487,215         2,508,012      2,712,905     2,748,490
Short-term borrowings                                                   390,854           390,854        260,678       260,678
Long-term debt and mandatorily redeemable securities                     22,802            22,977         16,878        17,144
Subordinated notes                                                       56,444            54,540         54,750        51,393
Interest rate swaps                                                       4,103             4,103              -             -
Off-balance-sheet instruments*                                                -              (620)              -         (696)
===============================================================================================================================

* Represents estimated cash outflows required to currently settle the obligations at current market rates.

The following methods and assumptions were used by 1st Source in estimating the fair value of its financial instruments:

CASH AND CASH EQUIVALENTS -- The carrying values reported in the consolidated statements of financial condition for cash and due from banks, Federal funds sold and interest bearing deposits with other banks approximate fair values for these assets.

INVESTMENT SECURITIES -- Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable investments. Retained interests in securitized assets are generally valued using discounted cash flow techniques.

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

LONG-TERM DEBT AND MANDATORILY REDEEMABLE SECURITIES -- The fair values of 1st Source's long-term debt are estimated using discounted cash flow analyses, based on 1st Source's current estimated incremental borrowing rates for similar types of borrowing arrangements. The carrying values of mandatorily redeemable securities are based on approximate fair values.

SUBORDINATED NOTES -- Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable securities.

INTEREST RATE SWAPS -- The carrying values of interest rate swaps are based on approximate fair values.

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

NOTE C -- INVESTMENT SECURITIES

Investment securities available-for-sale are as follows:
                                                                                Gross         Gross
                                                                Amortized     Unrealized    Unrealized
(Dollars in thousands)                                            Cost          Gains         Losses      Fair Value
DECEMBER 31, 2003
DEBT SECURITIES:
  U.S. TREASURY AND AGENCY SECURITIES                           $439,295     $ 1,646        $ (1,373)     $439,568
  OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS               168,383       3,295            (163)      171,515
  MORTGAGE-BACKED SECURITIES                                      65,453         238            (537)       65,154
  OTHER SECURITIES                                                14,404          76            (131)       14,349
---------------------------------------------------------- -------------- ----------- ---------------- ------------
TOTAL DEBT SECURITIES                                            687,535       5,255          (2,204)      690,586
EQUITY SECURITIES                                                 72,410       3,479          (2,712)       73,177
---------------------------------------------------------- -------------- ----------- ---------------- ------------
TOTAL INVESTMENT SECURITIES                                     $759,945     $ 8,734        $ (4,916)     $763,763
---------------------------------------------------------- -------------- ----------- ---------------- ------------
December 31, 2002
Debt securities:
  U.S. Treasury and agency securities                           $321,798     $ 5,389            $ (1)     $327,186
  Obligations of states and political subdivisions               152,001       4,054             (45)      156,010
  Mortgage-backed securities                                      63,880         597             (10)       64,467
  Other securities                                                29,996          58          (2,112)       27,942
---------------------------------------------------------- -------------- ----------- ---------------- ------------
Total debt securities                                            567,675      10,098          (2,168)      575,605
Equity securities                                                 72,549       1,503          (2,040)       72,012
---------------------------------------------------------- -------------- ----------- ---------------- ------------
Total investment securities                                     $640,224     $11,601        $ (4,208)     $647,617
===================================================================================================================

The contractual maturities of investments in debt securities available-for-sale at December 31, 2003, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized
(Dollars in thousands)                                   Cost      Fair Value
--------------------------------------------------------------------------------
Due in one year or less                                $ 91,520     $ 92,401
Due after one year through five years                   506,145      508,506
Due after five years through ten years                   19,270       19,375
Due after ten years                                       5,147        5,149
Mortgage-backed securities                               65,453       65,155
---------------------------------------------------------------- ------------
TOTAL DEBT SECURITIES                                  $687,535     $690,586
================================================================================
Other equity securities classified as available-for-sale at December 31, 2003 and 2002, include securities such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such equity securities are considered to approximate cost.

Gross losses of $3.02 million were recognized during 2003 on investment securities available-for-sale. The gross loss in 2003 includes a $2.99 million impairment charge on the securitization retained interest. Realized and unrealized gains of $0.60 million, and $0.56 million, and $0, on trading account securities were included in earnings in 2003, 2002, and 2001, respectively.

At December 31, 2003 and 2002, investment securities with carrying values of $332.18 million and $284.53 million, respectively, were pledged as collateral to secure government and public deposits, and for other purposes.

The mortgage-backed securities held by 1st Source consist primarily of FNMA, GNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government.

1st Source's available-for-sale investment portfolio contains preferred stock of two Government Agency securities of which the market values have been below book value for a period longer than twelve months. The securities are floating rate preferred stock that reprice every two years with the next repricing to occur in 2004. Due to a change in interest rates during the course of the year and the fact that the interest rate on the securities is below current market levels, the market value is below the book value. It is anticipated that the impairment will continue until the securities reprice in 2004 at the then current market rate. The following table summarizes 1st Source's temporarily impaired securities as of December 31, 2003:


                                                        Less than 12 Months       12 months or Longer           Total
                                                        --------------------     ---------------------   -------------------
                                                        Fair      Unrealized       Fair    Unrealized    Fair     Unrealized
(Dollars in thousands)                                  Value        Losses        Value     Losses      Value      Losses
Debt securities:
  U.S. Treasury and agency securities                 $191,475    $ (1,373)     $     -    $     -       $191,475  $ (1,373)
  Obligations of states and political subdivisions      24,076        (156)         501         (7)        24,577      (163)
  Mortgage-backed securities                            45,774        (536)         123         (1)        45,897      (537)
  Other securities                                       3,425        (131)           -           -         3,425      (131)
---------------------------------------------  --------------- ------------  ----------    -------- ------------- ----------
Total debt securities                                  264,750      (2,196)         624         (8)       265,374    (2,204)
Equity securities                                       13,807        (840)      13,815     (1,872)        27,622    (2,712)
---------------------------------------------  --------------- ------------ -----------   --------- ------------- ----------
TOTAL TEMPORARILY IMPAIRED SECURITIES                 $278,557    $ (3,036)     $14,439    $(1,880)      $292,996   $(4,916)
============================================================================================================================

NOTE D -- LOANS TO RELATED PARTIES

1st Source and its subsidiaries have extended, and expect to extend in the future, loans to officers, directors, and principal holders of equity securities of 1st Source and its subsidiaries and to their associates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amount of these loans was $29.98 million and $22.83 million at December 31, 2003 and 2002, respectively. During 2003, $14.48 million of new loans were made and repayments and other reductions totaled $7.33 million.

NOTE E -- RESERVE FOR LOAN LOSSES

At December 31, 2003 and 2002, nonaccrual and restructured loans, substantially all of which are collateralized, were $27.09 million and $35.66 million, respectively. Interest income for the years ended December 31, 2003, 2002, and 2001, would have increased by approximately $2.64 million, $2.63 million and $2.82 million, respectively, if these loans had earned interest at their full contract rate.

As of December 31, 2003 and 2002, impaired loans totaled $60.04 million and $60.10 million, respectively, of which $9.74 million and $27.35 million had corresponding specific reserves for loan losses totaling $5.18 million and $10.04 million, respectively. The remaining balances of impaired loans had no specific reserves for loan losses associated with them. As of December 31, 2003, a total of $27.15 million of the impaired loans were nonaccrual loans. For 2003, 2002, and 2001 the average recorded investment in impaired loans was $60.36 million, $64.30 million and $45.69 million, respectively, and interest income recognized on impaired loans totaled $2.63 million, $2.84 million and $3.40 million, respectively.

Changes in the reserve for loan losses for each of the three years ended December 31 are shown below.


(Dollars in thousands)                                                                    2003          2002           2001
Balance, beginning of year                                                              $ 59,218       $ 57,624     $ 44,644
Provision for loan losses                                                                 17,361         39,657       25,745
Charge-offs, net of recoveries of $4,181 in 2003, $3,658 in 2002, and $971 in 2001       (13,357)       (38,063)     (13,361)
Reserves related to loans acquired                                                         6,823             -           596
----------------------------------------------------------------------------------      ---------      ---------    ---------
BALANCE, END OF YEAR                                                                    $ 70,045       $ 59,218     $ 57,624
============================================================================================================================

NOTE F -- PREMISES AND EQUIPMENT
Premises and equipment as of December 31 consisted of the following:
(Dollars in thousands)                                 2003         2002
-------------------------------------------------------------- ------------
Land                                                 $  6,759     $  6,905
Buildings and improvements                             40,205       39,756
Furniture and equipment                                32,437       32,548
-------------------------------------------------------------- ------------
Total premises and equipment                           79,401       79,209
Accumulated depreciation and amortization             (40,970)     (38,310)
-------------------------------------------------------------- ------------
NET PREMISES AND EQUIPMENT                           $ 38,431     $ 40,899
===========================================================================

NOTE G - MORTGAGE SERVICING ASSETS

The unpaid principal balance of residential mortgage loans serviced for third parties was $2.09 billion at December 31, 2003, compared to $2.01 billion at December 31, 2002, and $1.34 billion at December 31, 2001.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

Year Ended December 31  (Dollars in thousands)                                        2003        2002
------------------------------------------------------------------------------------------ ------------
Mortgage servicing assets:
  Balance at beginning of period                                                   $ 28,086    $ 20,092
  Additions                                                                          18,372      19,567
  Amortization                                                                       (8,168)     (6,306)
  Application of valuation allowance to directly write-down servicing assets         (4,633)          -
  Sales                                                                              (6,056)     (5,267)
------------------------------------------------------------------------------------------ ------------
Carrying value before valuation allowance at end of period                           27,601      28,086
------------------------------------------------------------------------------------------ ------------
Valuation allowance:
  Balance at beginning of period                                                     (7,328)          -
  Impairment charges                                                                   (581)     (7,328)
  Application of valuation allowance to directly write-down servicing assets          4,633           -
------------------------------------------------------------------------------------------ ------------
Balance at end of period                                                           $ (3,276)   $ (7,328)
---------------------------------------------------------------------------------------------- ---------
Net carrying value of mortgage servicing assets at end of period                   $ 24,325    $ 20,758
---------------------------------------------------------------------------------------------- ---------
FAIR VALUE OF MORTGAGE SERVICING ASSETS AT END OF PERIOD                           $ 24,936    $ 21,480
========================================================================================================

Mortgage servicing assets are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the mortgage servicing assets exceeds the fair value and the impairment is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. During 2003, management determined that $4.63 million of previously established valuation allowance was not recoverable and reduced both the asset and the valuation allowance. At December 31, 2003, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $0.61 million. This difference represents increases in the fair value of certain mortgage servicing assets accounted for under SFAS No. 140 that could not be recorded above cost basis.

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, aggregated were approximately $41.19 million and $86.57 million at December 31, 2003 and December 31, 2002, respectively.

NOTE H -- LONG-TERM DEBT AND MANDATORILY REDEEMABLE SECURITIES

Details of long-term debt and mandatorily redeemable securities as of December 31 are as follows:

(Dollars in thousands)                                              2003            2002
-------------------------------------------------------------------------- --------------
Term loan *                                                      $ 15,000       $ 15,000
Federal Home Loan Bank borrowings (5.04%-6.98%)                     1,027          1,209
Mandatorily redeemable securities                                   6,064              -
Other long-term debt                                                  711            669
-------------------------------------------------------------------------- --------------
TOTAL LONG-TERM DEBT AND MANDATORILY REDEEMABLE SECURITIES       $ 22,802       $ 16,878
=========================================================================================

*Fixed rate at December 31, 2003 and 2002, was 4.76% and 4.76%, respectively. Variable rate at December 31, 2003 was 2.57%.

Annual maturities of long-term debt outstanding at December 31, 2003, for the next five years beginning in 2004, are as follows (in thousands): $258; $225; $131; $15,076 and $70.

At December 31, 2003, the term loan included $10.00 million contractually based on a fixed interest rate of 4.76% and $5.00 million contractually based on a variable interest rate. Interest is payable quarterly with principal due at the October 31, 2007, maturity. The Term Loan Agreement contains, among other provisions, certain covenants relating to existence and mergers, capital structure, and financial requirements.

At December 31, 2003, the Federal Home Loan Bank borrowings represent a source of funding for certain residential mortgage activities and consist of five fixed rate notes with maturities ranging from 2006 to 2022. These notes are collateralized by $1.64 million of certain real estate loans.

Mandatorily redeemable securities as of December 31, 2003, of $6.06 million were recorded for "book value" shares under the 1st Source Executive Incentive Plan. See "Executive Incentive Plan" section of Note I for additional information on this plan. Dividends paid on these shares and increases in book value per share are recorded as other interest expense. Total interest expense recorded for 2003 was $0.24 million.

NOTE I -- COMMON STOCK

1st Source has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on a disclosure basis only. The disclosure requirements include reporting the pro forma effect on net income and net income per share of compensation expense attributable to the fair value of stock options and other stock-based compensation which have been issued to employees under the Stock Option Plans and the Employee Stock Purchase Plan. 1st Source is following APB No. 25 in accounting for these plans. In addition, the Executive Incentive Plan (including annual and special long-term awards) and the Restricted Stock Award Plan are also accounted for under the provisions of APB No. 25. Compensation cost charged against income for these plans was $2.19 million, $0 and $2.95 million for the years ended December 31, 2003, 2002, and 2001, respectively.

STOCK OPTION PLANS -- 1st Source's incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan"), the 2001 Stock Option Plan (the "2001 Plan") and a certain other stock option agreement which became effective January 1, 1992. As of December 31, 2003, an aggregate 2,686,544 shares of common stock were reserved for issuance under the above plans. Under the 2001 Plan, the exercise price of each option equals the market price of 1st Source stock on the date of grant, and an option's term is ten years, except for reload options, which are given the remaining term of the original grant. Options under the 2001 Plan vest in one to eight years from date of grant. Options are granted on a discretionary basis by the Executive Compensation Committee (the "Committee") of the 1st Source Board of Directors.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the option pricing model for options granted in each of the last three years: a risk-free interest rate of 3.39% for 2003, 3.61% for 2002, and 4.91% for 2001; an expected dividend yield of 2.32% for 2003, 1.74% for 2002, and 1.77% for 2001; an expected volatility factor of 37.02% for 2003, 35.32% for 2002, and 30.63% for 2001, and an expected option life of 6.39 years for 2003,
5.29 years for 2002, and 6.51 years for 2001. The weighted-average grant date fair value of options granted for 2003, 2002, and 2001 was $4.94, $6.81, and $8.43, respectively.

The following table is a summary of the activity with respect to 1st Source's stock option plans for the years ended December 31, 2001, 2002 and 2003:

                                                   Number of   Weighted-Average
                                                     Shares    Exercise Price

Options outstanding, January 1, 2001                 967,180         $ 17.47
------------------------------------------------------------- --------------
Options granted                                       53,608           21.85
Options exercised                                    (40,928)           9.09
Options forfeited                                     (2,212)          10.60
------------------------------------------------------------- --------------
Options outstanding, December 31, 2001               977,648           18.07
------------------------------------------------------------- --------------
Options granted                                       23,673           19.93
Options exercised                                   (175,039)           7.59
Options forfeited                                          -              -
------------------------------------------------------------- --------------
Options outstanding, December 31, 2002               826,282           20.34
------------------------------------------------------------- --------------
Options granted                                       20,000           13.24
Options exercised                                    (71,528)           8.71
Options forfeited                                     (4,235)          19.24
------------------------------------------------------------- --------------
OPTIONS OUTSTANDING, DECEMBER 31, 2003               770,519           21.24
------------------------------------------------------------- --------------
OPTIONS EXERCISABLE, DECEMBER 31, 2003               720,553          $21.45
============================================================================

The following table summarizes information about stock options outstanding at December 31, 2003:

                                             Options Outstanding                          Options Exercisable
                                           ----------------------                        ---------------------
                                              Weighted-Average
                                 Number of  Remaining Contractual  Weighted-Average   Number of  Weighted-Average
Range of Exercise Prices           Shares      Life (Years)       Exercise Price        Shares    Exercise Price
------------------------------------------- ---------------------- --------------------------------- -----------------
$  5.00 to $ 11.99                133,089            0.97              $ 6.12         133,089           $ 6.12
$ 12.00 to $ 29.99                279,058            4.45               15.77         229,092            15.24
$ 30.00 to $ 31.99                358,372            4.55               31.12         358,372            31.12
======================================================================================================================

EMPLOYEE STOCK PURCHASE PLAN -- 1st Source also has an employee stock purchase plan for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price for the 2003, 2002, and 2001 offerings were $16.47 (4.96%), $22.85 (0.17%), and $19.38
(2.86%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 2, 2003 and runs through May 31, 2005, with $353,100 in stock value to be purchased at $16.47 per share. The fair value of the employees' purchase rights for the 2003, 2002, and 2001 offerings was estimated using the Black-Scholes model. The following assumptions were used in the model in each of the last three years: a risk-free interest rate of 1.38% for 2003 and 3.19% for 2002, and 4.22% for 2001; an expected dividend yield of 2.72% for 2003 and 1.52% for 2002, and 1.86% for 2001; an expected volatility factor of 49.56% for 2003 and 43.07% for 2002, and 40.69% for 2001; and an expected life of 2.00 years for 2003, 2002, and 2001. The fair value for shares offered in 2003, 2002, and 2001 was $4.61, $5.58, and $4.65, respectively.

Pro forma net income and diluted net income per common share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123 for the stock option and employee stock purchase plans, are as follows:

                                                2003         2002           2001
--------------------------------------------------------------------------------
Net income (dollars in thousands):
  As reported                                  $19,154      $10,039      $38,498
  Pro forma                                     18,924        9,706       38,206
Diluted net income per common share:
  As reported                                   $ 0.91      $ 0.47        $ 1.82
  Pro forma                                       0.90        0.46          1.81
================================================================================

EXECUTIVE INCENTIVE PLAN -- 1st Source's Executive Incentive Plan is also administered by the Committee. Awards under the plan include "book value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability or termination of employment. Grants under the plan for 2003, 2002, and 2001 are summarized as follows:

                                              2003         2002            2001
--------------------------------------------------------------------------------
Number of shares                             13,776       59,824          51,168
Weighted-average grant-date fair value       $14.77       $14.73          $13.07
================================================================================

SPECIAL LONG-TERM INCENTIVE AWARD -- During February 2001 and February 1996, 1st Source granted special long-term incentive awards, including 1st Source common stock, to participants in the Executive Incentive Plan. Shares granted under the plan vest over a period of ten years. The first 10% was vested at the time of the grants. Subsequent vesting requires (i) the participant to remain an employee of 1st Source and (ii) that 1st Source be profitable on an annual basis, based on the determination of the Committee. The number of shares granted under the Plan for 2001 was 46,353, and the weighted average grant date fair value was $17.38.

RESTRICTED STOCK AWARD PLAN -- 1st Source also has a restricted stock award plan for key employees. Awards under the plan are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the plan vest over a five to ten-year period and vesting is based upon meeting certain criteria, including continued employment by 1st Source. Grants under the plan for 2003, 2002, and 2001 are summarized below:

                                              2003         2002             2001
--------------------------------------------------------------------------------
Number of shares                             15,158        1,000          22,737
Weighted-average grant-date fair value       $19.37       $22.89          $22.13
================================================================================

NOTE J --SUBORDINATED NOTES

1st Source has sponsored three trusts, 1st Source Capital Trust I, II and III (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust. Distributions on the capital securities issued by each Capital Trust are payable semi-annually at a rate per annum equal to the interest rate being earned by the Capital Trust on the subordinated notes held by that Capital Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated notes. 1st Source has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

During 2003, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing when an equity interest should be consolidated, 1st Source was required to deconsolidate the Capital Trusts from its financial statements. The deconsolidation of the net assets and results of operations of the Capital Trusts had virtually no impact on 1st Source's financial statements or liquidity position since 1st Source continues to be obligated to repay the subordinated notes held by the Capital Trusts and guarantees repayment of the capital securities issued by the Capital Trusts. The consolidated debt obligation related to the Capital Trusts increased from $54.75 million to $56.44 million upon deconsolidation with the difference representing 1st Source's common ownership interest in the Capital Trusts.

The capital securities held by the Capital Trusts qualify as Tier 1 capital for 1st Source under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the Capital Trusts will affect the qualification of the capital securities as Tier 1 capital. If in the future it is determined that the capital securities can no longer qualify as Tier 1 capital, 1st Source would still be well capitalized.

The subordinated notes are summarized as follows, at December 31, 2003:



                                               Amount of
                                             Subordinated   Interest   Maturity
(Dollars in thousands)                           Notes        Rate       Date
-------------------------------------------------------- ------------ ----------
March 1997 issuance-fixed rate                  $28,351       9.00%    03/31/27
March 1997 issuance-floating rate                17,783       3.41%    03/31/27
November 2002 issuance-floating rate             10,310       6.95%    11/15/32
-------------------------------------------------------- ------------ ----------
TOTAL                                           $56,444
================================================================================

The March 1997 floating rate issuance interest rate is equal to the sum of the three-month Treasury adjusted to a constant maturity, plus 2.25%. The November 2002 issuance interest rate is fixed at 6.95% until November 15, 2007, at which time it will become floating at an interest rate equal to LIBOR, plus 3.35%.

NOTE K -- EMPLOYEE BENEFIT PLANS

1st Source maintains a defined contribution money purchase pension plan covering the majority of its employees. Contributions to the plan are based on 2% of participants' eligible compensation. For the years ended December 31, 2003, 2002, and 2001, total pension expense for this plan amounted to $0.87 million, $0.70 million, and $0.60 million, respectively.

1st Source also maintains a defined contribution profit sharing and savings plan covering the majority of its employees. The plan allows eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. 1st Source is required under the plan to match 100% of participant contributions up to 4% of compensation and one-half of any additional participant contributions up to 6% of compensation, provided that 1st Source is profitable for the respective plan year. 1st Source may also make discretionary contributions to the plan, depending on its profitability. Contribution expense for this plan for the years ended December 31, 2003, 2002, and 2001, amounted to $1.99 million, $1.88 million, and $1.89 million, respectively.

Trustcorp contributes to a defined contribution plan for all of its employees who meet the general eligibility requirements of the plan. Contribution expense for this plan for the years ended December 31, 2003, 2002, and 2001, amounted to $0.16 million, $0.15 million, and $0.32 million, respectively.

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

1st Source's accrued postretirement benefit cost and net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 were not material.

NOTE L -- INCOME TAXES

Income tax expense is comprised of the following:

(Dollars in thousands)               2003        2002        2001
--------------------------------------------- ----------- ----------
Current:
  Federal                           $ 9,226   $ (12,133)  $ 14,714
  State                               2,315      (1,952)     2,736
--------------------------------------------- ----------- ----------
Total current                        11,541     (14,085)     17,450
--------------------------------------------- ----------- ----------
Deferred:
  Federal                            (2,697)     13,616       2,128
  State                                (815)      1,835         131
--------------------------------------------- ----------- ----------
Total deferred                       (3,512)     15,451       2,259
--------------------------------------------- ----------- ----------
TOTAL PROVISION                     $ 8,029   $   1,366   $  19,709
====================================================================

Deferred tax assets and liabilities as of December 31, 2003 and 2002 consisted of the following:

(Dollars in thousands)                                                2003      2002
--------------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for loan losses                                           $ 27,075  $ 28,041
  Accruals for employee benefits                                       3,884     3,379
  Asset securitization                                                 1,414    (4,085)
  Other                                                                  596       590
---------------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                                             32,969    27,925
--------------------------------------------------------------------------------------
Deferred tax liabilities:
  Differing depreciable bases in premises and leased equipment        36,824    33,897
  Mortgage servicing                                                   8,154     7,961
  Net unrealized gains on securities available-for-sale                1,463     2,804
  Differing bases in assets related to acquisitions                      809       839
  Other                                                                   62       279
--------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                                        47,312    45,780
--------------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY                                          $ 14,343  $ 17,855
======================================================================================

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:


                                                                      2003                     2002                   2001
                                                                   PERCENT OF               Percent of              Percent of
                                                                    PRETAX                   Pretax                  Pretax
Year Ended December 31(Dollars in thousands)              AMOUNT    INCOME        Amount     Income        Amount    Income
---------------------------------------------------- ----------- ----------- --------------- ----------- ------------- ----
Statutory federal income tax                            $ 9,514     35.0%         $ 3,992      35.0%      $20,372    35.0%
(Decrease) increase in income taxes resulting from:
  Tax-exempt interest income                             (1,969)    (7.3)          (2,069)    (18.1)       (2,195)   (3.8)
  State taxes, net of federal income tax benefit            975      3.6              (76)     (0.7)        1,863     3.2
  Other                                                    (491)    (1.8)            (481)     (4.2)         (331)   (0.5)
---------------------------------------------------- ----------- ----------- --------------- ----------- ------------- ----
TOTAL                                                   $ 8,029     29.5%         $ 1,366      12.0%      $19,709    33.9%
===========================================================================================================================

The tax expense (benefit)applicable to securities gains and losses for the years 2003, 2002 and 2001 was $(1,508,000),$(1,076,000) and $166,000,
respectively.

The following is a summary of the income tax effect allocated to other comprehensive income:

                                                        2003                             2002                        2001
                                           BEFORE-                        Before-                        Before-
Year Ended December 31                     TAX        TAX     NET-OF-TAX  Tax        Tax    Net-of-Tax   Tax       Tax    Net-of-Tax
(Dollars in thousands)                     AMOUNT   EXPENSE     AMOUNT    Amount   Expense    Amount     Amount   Expense   Amount
------------------------------------------ -------- ---------- --------- ------- --------- --------- --------- --------- ---------
Unrealized gains on available-for-sale
  securities (including effect of change
  in accounting principle)                 $   360    $ 134    $   226    $   977    $  440   $   537    $5,958    $2,299  $3,659

Less, reclassification adjustment for
  losses realized in net income              3,936    1,476      2,460      2,836     1,278     1,558       439       169     270
------------------------------------------ ----------------------------- -------- -------- ---------- --------- ---------- --------
OTHER COMPREHENSIVE (LOSSES) INCOME        $(3,576) $(1,342)   $(2,234)   $(1,859)   $ (838)  $(1,021)   $5,519    $2,130  $3,389
===================================================================================================================================

NOTE M -- LEASES

1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. The headquarters building is leased for a remaining term of eight years with options to renew for up to 15 additional years. Approximately 30% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately, $2.44 million in 2004, $1.77 million in 2005, $1.58 million in 2006, $1.44 million in 2007, $1.27 million in 2008, and $4.61 million thereafter. As of December 31, 2003, future minimum rentals to be received under noncancellable subleases totaled $3.43 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31  (Dollars in thousands)     2003        2002               2001
-------------------------------------------------------- ----------------- ------------
Gross rental expense                            $ 3,216      $ 3,184           $ 2,866
Sublease rental income                           (1,502)      (1,479)           (1,340)
-------------------------------------------------------- ----------------- ------------
NET RENTAL EXPENSE                              $ 1,714      $ 1,705           $ 1,526
=======================================================================================

NOTE N -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Loan commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

As of December 2003 and 2002, 1st Source and its subsidiaries had commitments outstanding to originate and purchase mortgage loans aggregating $143.92 million and $364.12 million, respectively. Outstanding commitments to sell loans aggregated $99.53 million at December 31, 2003, and $240.41 million at December 31, 2002. Standby letters of credit totaled $101.26 million and $117.21 million at December 31, 2003 and 2002, respectively. Standby letters of credit have terms ranging from six months to one year.

NOTE O -- REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require 1st Source to maintain minimum amounts and ratios of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003, that 1st Source meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the federal bank regulators categorized the Bank, the largest of 1st Source's subsidiaries, as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" 1st Source must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes will have changed the institution's category.

As discussed in Note J, the capital securities held by the 1st Source subsidiary trusts qualify as Tier 1 capital for 1st Source under Federal Reserve board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the Capital Trusts will affect the qualification of the capital securities as Tier 1 capital. If in the future it is determined that the capital securities can no longer qualify as Tier 1 capital, 1st Source would still meet all capital adequacy requirements to which it is subject.

The actual capital amounts and ratios of 1st Source and its largest subsidiary, the Bank, as of December 31, 2003, are presented in the table below:


                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                            Minimum Capital        Prompt Corrective
                                                              Actual           Adequacy            Action Provisions
(Dollars in thousands)                                Amount   Ratio        Amount  Ratio          Amount     Ratio
----------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
  Consolidated                                       $376,578  14.00%      $215,218  8.00%        $269,022     10.00%
  1st Source Bank                                     347,226  13.26        209,506  8.00          261,883     10.00
Tier I Capital (to Risk-Weighted Assets):
  Consolidated                                        341,346  12.69        107,609  4.00          161,413      6.00
  1st Source Bank                                     313,685  11.98        104,753  4.00          157,130      6.00
Tier I Capital (to Average Assets):
  Consolidated                                        341,346  10.83        126,072  4.00          157,591      5.00
  1st Source Bank                                     313,685  10.24        122,543  4.00          153,178      5.00
======================================================================================================================

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2003 and 2002, were approximately $6.36 million and $4.37 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank can pay dividends in 2004 of $47.60 million, plus an additional amount equal to its net profits for 2004, as defined by statute, up to the date of any such dividend declaration.

NOTE P -- COMMITMENTS AND CONTINGENT LIABILITIES

1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on 1st Source's consolidated financial position or results of operation.

On May 16, 2001, Airmotive, Inc., by and through the Official Unsecured Creditors' Committee of Airmotive, Inc. (the "Plaintiff"), commenced an adversary proceeding against the Bank and other entities and individuals. The proceeding was commenced in connection with the chapter 11 bankruptcy case of Airmotive, Inc. pending in the U.S. Bankruptcy Court, Central District of California. Other defendants in the proceeding are Airmotive Capital Group, Inc., Pacific Aerospace Finance Co., Aviation Finance Corp., Craig Garrick and Glenn Golenberg.

The Plaintiff alleges that the Bank and other defendants were the recipients of payments over approximately a four-year period made by Airmotive, Inc. while it was insolvent and for which it did not receive anything of reasonable equivalent value in return. Plaintiff also seeks recovery of such payments, or alternatively, damages equal to the aggregate amount of all unpaid creditor claims against the bankruptcy estate, on the basis that the Bank and other defendants exerted control over Airmotive, Inc. to the detriment of its creditors and also that the Bank aided and abetted Messrs. Garrick and Golenberg in the breach of their fiduciary duties to Airmotive, Inc. Plaintiff seeks recovery of an unspecified amount for the payments made to the Bank over the period, or alternatively, in excess of $10 million which it alleges represents the aggregate of all unpaid creditor claims against the bankruptcy estate.

The Bank has denied the substantive allegations as without merit and is defending the proceeding vigorously. The Bank also has filed counter and cross-claims against Plaintiff and the corporate defendants. Since commencement of the proceeding, the parties have engaged in substantial discovery and the discovery phase remains ongoing. Based upon the currently available information, management believes the ultimate resolution of the matter will not have any material adverse effect on 1st Source's consolidated financial position or results of operations, but there can be no assurance thereof. Absent a negotiated resolution, management expects that the discovery phase will conclude and a trial of the proceeding will be scheduled during 2004.

NOTE Q-- 1ST SOURCE CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL CONDITION

December 31  (Dollars in thousands)                     2003            2002
--------------------------------------------------------------------------------
ASSETS

Cash                                                    $     70        $      2
Short-term investments with bank subsidiary                3,153           5,079
Investment securities,available-for-sale
  (amortized cost of $25,245 and $26,884 at
  December 31, 2003 and 2002, respectively)               27,081          27,595
Investments in:
  Bank subsidiaries                                      338,514         328,124
  Non-bank subsidiaries                                   10,437          10,700
Loan receivables:
  Non-bank subsidiaries                                    6,715           5,000
Premises and equipment, net                                2,349           4,288
Other assets                                               6,627           5,903
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $394,946        $386,691
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Commercial paper borrowings                             $    982         $ 3,437
Other liabilities                                          1,562           2,130
Long-term debt and
  mandatorily redeemable securities                       77,711          71,695
--------------------------------------------------------------------------------
Total liabilities                                         80,255          77,262
Shareholders' equity                                     314,691         309,429
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $394,946        $386,691
================================================================================


STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)           2003            2002         2001
---------------------------------------------------------------------------------------------
Income:
  Dividends from bank and non-bank subsidiaries         $  8,715        $ 7,578      $ 17,593
  Rental income from subsidiaries                          2,668          2,763         2,697
  Other                                                    1,306            647         1,759
---------------------------------------------------------------------------------------------
TOTAL INCOME                                              12,689         10,988        22,049
---------------------------------------------------------------------------------------------
Expenses:
  Interest on long-term debt
   and mandatorily redeemable securities                   4,725          4,078         4,430
  Interest on commercial paper and other
   short-term borrowings                                      26             66           537
  Rent expense                                             1,059          1,059         1,065
  Other                                                    1,998          1,666         1,998
---------------------------------------------------------------------------------------------
TOTAL EXPENSES                                             7,808          6,869         8,030
---------------------------------------------------------------------------------------------
Income before income tax benefit and
 equity in undistributed income of subsidiaries            4,881          4,119        14,019
Income tax benefit                                         1,386          1,332         1,508
---------------------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                                   6,267          5,451        15,527
Equity in undistributed income of subsidiaries:
  Bank subsidiaries                                       13,285         10,158        21,978
  Non-bank subsidiaries                                     (398)        (5,570)          993
---------------------------------------------------------------------------------------------
NET INCOME                                              $ 19,154        $ 10,039     $ 38,498
=============================================================================================


STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)                                            2003         2002        2001
------------------------ ------------------------------------------------------ ---------------------- -----------------
Operating activities:
NET INCOME                                                                            $ 19,154     $ 10,039     $ 38,498
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed income of subsidiaries                                       (12,887)      (4,588)     (22,971)
  Depreciation of premises and equipment                                                   338          346          341
  Realized and unrealized investment securities losses                                   1,092        1,349          645
  Other                                                                                  1,778        3,949        1,545
------------------------------------------------------------------------------- -------------- --------------------------
NET CASH FROM OPERATING ACTIVITIES                                                       9,475       11,095        18,058
------------------------------------------------------------------------------- -------------- --------------------------
Investing activities:
  Proceeds from sales and maturities of investment securities                            1,895        6,625        2,829
  Purchases of investment securities                                                      (313)     (19,425)      (3,325)
  Net change in premises and equipment                                                    (262)         184         (281)
  Decrease (increase) in short-term investments with bank subsidiary                     1,926         (667)       1,991
  (Increase) decrease in loans made to subsidiaries, net                                (1,715)       4,096          (14)
  Capital contributions to subsidiaries                                                      -       (5,501)      (1,000)
------------------------------------------------------------------------------- -------------- --------------------------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                                             1,531      (14,688)         200
------------------------------------------------------------------------------- -------------- --------------------------
Financing activities:
  Net (decrease) increase in commercial paper and other short-term borrowings           (2,456)      (1,555)      (9,763)
  Proceeds from issuance of subordinated notes                                               -       10,310            -
  Proceeds from issuance of long-term debt                                                  47       15,048          217
  Payments on long-term debt                                                               (94)     (10,169)        (101)
  Acquisition of treasury stock                                                           (646)      (2,504)      (1,308)
  Cash dividends                                                                        (7,789)      (7,537)      (7,298)
  Other                                                                                      -            -          (10)
------------------------------------------------------------------------------- ---------------------- ------------- ----
NET CASH (USED IN) FROM FINANCING ACTIVITIES                                           (10,938)       3,593      (18,263)
------------------------------------------------------------------------------- ---------------------- ------------- ----
Net change in cash and cash equivalents                                                     68            0           (5)
Cash and cash equivalents, beginning of year                                                 2            2            7
Cash and cash equivalents, end of year                                                $     70     $      2     $      2
=========================================================================================================================

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of 1st Source Corporation:

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                /s/Ernst & Young LLP
                                --------------------

Columbus, Ohio
January 29, 2004


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                        ITEM 9A. CONTROLS AND PROCEDURES


1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2003, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the caption "Proposal Number 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2004 Proxy Statement is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION.

The information under the caption "Remuneration of Executive Officers" of the 2004 Proxy Statement is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2004 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information:


                                                            (a)                             (b)                          (c)
                                                                                                                Number of Securities
                                                                                                                 Remaining Available
                                                                                                                 for Future Issuance
                                                    Number of Securities to be       Weighted-average                   Under Equity
                                                       Issued upon Exercise of       Exercise Price of            Compensation Plans
                                                       Outstanding Options,        Outstanding Options,        [excluding securities
                                                       Warrants and Rights          Warrants and Rights          reflected in column
                                                                                                                               [(a)]

EQUITY COMPENSATION PLANS
APPROVED BY SHAREHOLDERS
1992 stock option plan                                    577,960                        $ 24.45                            -
2001 stock option plan                                     83,975                          19.56                    1,916,025
1997 employee stock purchase plan                          28,261                          18.81                      181,289
1982 executive incentive plan                                -                               -                        100,000 (1)(2)
1982 restricted stock award plan                             -                               -                        184,842 (1)
---------------------------------------------- ------------------------------- ----------------------------- -----------------------
Total plans approved by shareholders                      690,196                        $ 23.62                    2,382,156
---------------------------------------------- ------------------------------- ----------------------------- -----------------------
EQUITY COMPENSATION PLANS
NOT APPROVED BY SHAREHOLDERS
Stock option agreement effective
January 1, 1992                                           108,584                         $ 5.48                            -
--------------------------------------------- -------------------------------- ----------------------------- -----------------------
TOTAL EQUITY COMPENSATION PLANS                           798,780                        $ 21.16                    2,382,156
====================================================================================================================================

  (1)Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.
  (2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.

                   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Theinformation under the caption "Proposal Number 1: Election of Directors" of the 2004 Proxy Statement is incorporated herein by reference

                     ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

   The information under the caption "Relationship with Independent Public Accountants" of the 2004 Proxy Statement is incorporated herein by reference.

                                    PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules:
    The following Financial Statements and Supplementary Data are filed as part of this annual report:
      Consolidated statements of financial condition
        -- December 31, 2003 and 2002
      Consolidated statements of income
        -- Years ended December 31, 2003, 2002, and 2001
      Consolidated statements of shareholders' equity
        -- Years ended December 31, 2003, 2002, and 2001
      Consolidated statements of cash flows
        -- Years ended December 31, 2003, 2002, and 2001
      Notes to consolidated financial statements
        -- December 31, 2003, 2002, and 2001
      Report of Ernst & Young LLP, Independent Auditors

    Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Reports on Form 8-K --
      1. Purchase of Securitization Portfolio Form 8-K, dated December 17, 2003.
      2. Earnings press release Form 8-K, dated October 30, 2003.
(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

    3(a)Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.
    3(b) By-Laws of Registrant, as amended January 29, 2004, filed as exhibit to
            Form 10-K, dated December 31, 2003, and attached hereto.
    4(a) Form of Common Stock Certificates of Registrant filed as exhibit to
            Registration Statement 2-40481 and incorporated herein by reference. 4(b)(1) Form of 9% Cumulative Trust Preferred Securities Indenture,
              dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    4(b)(2) Form of 9% Cumulative rust Preferred Securities Trust Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    4(b)(3) Form of 9% Cumulative Trust Preferred Securities Guarantee
              Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    4(c)(1) Form of Floating Rate Cumulative Trust Preferred Securities
              Indenture, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    4(c)(2) Form of Floating Rate Cumulative Trust Preferred Securities Trust
              Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    4(c)(3) Form of Floating Rate Cumulative Trust Preferred Securities
              Guarantee Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    4(d) Agreement to Furnish Long-term Debt Instruments, dated
              February 11, 2003, filed as an exhibit to Form 10-K, dated December 31, 2002, and incorporated herein by reference.
    10(a)(1) Employment Agreement of Christopher J. Murphy III, dated
              April 16, 1998, filed as exhibit to Form 10-K, dated
              December 31, 1998, and incorporated herein by reference.
    10(a)(2) Employment Agreement of Wellington D. Jones III, dated
              April 16, 1998, filed as exhibit to Form 10-K, dated
              December 31, 1998, and incorporated herein by reference.
    10(a)(3) Employment Agreement of Allen R. Qualey, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
    10(a)(4) Employment Agreement of Larry E. Lentych, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
    10(a)(5) Employment Agreement of Richard Q. Stifel, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
    10(a)(6) Employment Agreement of John B. Griffith, dated March 31,
              2001, filed as exhibit to Form 10-K, dated December 31, 2002, and incorporated herein by reference.
    10(b) 1st Source Corporation Employee Stock Purchase Plan dated
              April 17, 1997, filed as exhibit to Form 10-K, dated
              December 31, 1997, and incorporated herein by reference.

    10(c) 1st Source Corporation 1982 Executive Incentive Plan, amended
              January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and attached hereto.
    10(d) 1st Source Corporation 1982 Restricted Stock Award Plan, amended
              January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and attached hereto.
    10(e) 1st Source Corporation 2001 Stock Option Plan, filed as an exhibit to
              1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.
    10(f) 1st Source Corporation Non-Qualified Stock Option Agreement with
              Christopher J. Murphy III, dated January 1, 1992, as amended December 11, 1997, filed as an exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    10(g)(1) 1st Source Corporation 1992 Stock Option Plan, dated
              April 23, 1992, as amended December 11, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
    10(g)(2) An amendment to 1st Source Corporation 1992 Stock Option Plan, dated July 18, 2000, and filed as exhibit to Form 10-K, dated December 31, 2000, and incorporated herein by reference.
    10(h) 1st Source Corporation 1998 Performance Compensation Plan, dated
              February 19, 1998, filed as exhibit to Form 10-K, dated
              December 31, 1998, and incorporated herein by reference.
    10(i) Consulting Agreement of Ernestine M. Raclin, dated April 14, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
    21    Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

                                  Name Jurisdiction
                                  -----------------
                 1st Source Bank Indiana
                 SFG Equipment Leasing, Inc. * Indiana
                 1st Source Insurance, Inc. * Indiana
                 1st Source Specialty Finance, Inc. * Indiana
                 FBT Capital Corporation (Inactive) Indiana
                 1st Source Leasing, Inc. Indiana
                 1st Source Capital Corporation * Indiana
                 Trustcorp Mortgage Company Indiana
                 1st Source Capital Trust I Delaware
                 1st Source Capital Trust II Delaware
                 1st Source Capital Trust III Delaware
                 Michigan Transportation Finance Corporation * Michigan
                 1st Source Intermediate Holding, LLC Delaware
                 1st Source Funding, LLC Delaware
                 1st Source Corporation Investment Advisors, Inc. * Indiana SFG Commercial Aircraft Leasing, Inc. * Indiana
                 SFG Equipment Leasing Corporation I* Indiana
                 Capstone 557 (Proprietary) Limited South Africa

                 *Wholly-owned subsidiaries of 1st Source Bank

    23   Consent of Ernst & Young LLP, Independent Auditors.
    31.1 Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).
    31.2 Certification of Larry E. Lentych, Chief Financial Officer
              (Rule 13a-14(a)).
    32.1 Certification of Christopher J. Murphy III, Chief Executive Officer.
    32.2 Certification of Larry E. Lentych, Chief Financial Officer.

(d) Financial Statement Schedules -- None.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                1st SOURCE CORPORATION

                            By /s/ CHRISTOPHER J. MURPHY III
                            --------------------------------

                               Christopher J. Murphy III, Chairman of the Board, President and Chief Executive Officer Date:
                               February 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                     Title                             Date

/s/ CHRISTOPHER J. MURPHY III   Chairman of the Board,       February 19, 2004
-----------------------------   President and
  Christopher J. Murphy III     Chief Executive Officer

/s/ WELLINGTON D. JONES III     Executive Vice Presid        February 19, 2004
------------------------------  and Director
  Wellington D. Jones III

/s/ LARRY E. LENTYCH            Treasurer,                   February 19, 2004
------------------------------  Chief Financial Officer
   Larry E. Lentych             and Principal Accounting Officer

/s/ JOHN B. GRIFFITH            Secretary                    February 19, 2004
-----------------------------   and General Counsel
   John B. Griffith

/s/ DAVID C. BOWERS            Director                      February 19, 2004
-----------------------------
    David C. Bowers

/s/ DANIEL B. FITZPATRICK      Director                      February 19, 2004
-----------------------------
 Daniel B. Fitzpatrick

/s/ LAWRENCE E. HILER          Director                      February 19, 2004
-----------------------------
   Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON         Director                      February 19, 2004
-----------------------------
  William P. Johnson

/s/ REX MARTIN                 Director                      February 19, 2004
-----------------------------
      Rex Martin

/s/ DANE A. MILLER             Director                      February 19, 2004
-----------------------------
    Dane A. Miller

/s/ TIMOTHY K. OZARK           Director                      February 19, 2004
-----------------------------
   Timothy K. Ozark

/s/ TOBY S. WILT               Director                      February 19, 2004
-----------------------------
     Toby S. Wilt

                            (C) 2004 1st Source Corporation All rights reserved