Form 10-Q
period 2004-03-31
1ST SOURCE CORP
filed 2004-04-28
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                        OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

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

                                 Yes X No ______

               Number of shares of common stock outstanding as of
                       April 20, 2004 - 20,737,434 shares

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            March 31, 2004, and December 31, 2003                             3
            Consolidated statements of income --
            three months ended March 31, 2004 and 2003                        4
            Consolidated statements of cash flows --
            three months ended March 31, 2004 and 2003                        5
            Notes to the Consolidated Financial Statements                    6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8
Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17
Item 4.   Controls and Procedures                                            17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  17
Item 2.   Changes in Securities and Use of Proceeds                          17
Item 3.   Defaults Upon Senior Securities                                    17
Item 4.   Submission of Matters to a Vote of Security Holders                17
Item 5.   Other Information                                                  17
Item 6(a) Exhibits                                                           17
Item 6(b) Reports on Form 8-K                                                17

SIGNATURES                                                                   18


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                                March 31,       December 31,
                                                                  2004              2003
                                                            -------------------------------
ASSETS

Cash and due from banks                                       $   78,134       $   109,787
Federal funds sold and
   interest bearing deposits with other banks                      1,055             1,355
Investment securities available-for-sale
   (amortized cost of $723,011 and $759,945
   at March 31, 2004 and December 31, 2003, respectively)        729,924           763,763

Mortgages held for sale                                           81,650            60,215

Loans - net of unearned discount
   Commercial and agricultural                                   407,166           402,905
   Auto, light truck and environmental equipment                 244,444           269,490
   Medium and heavy duty truck                                   224,912           221,562
   Aircraft financing                                            458,788           489,155
   Construction equipment financing                              211,388           219,562
   Loans secured by real estate                                  538,066           533,749
   Consumer loans                                                 91,349            94,577
                                                            -------------------------------
Total loans                                                    2,176,113         2,231,000
   Reserve for loan losses                                       (70,045)          (70,045)
                                                            -------------------------------
Net loans                                                      2,106,068         2,160,955

Equipment owned under operating leases,
   net of accumulated depreciation                                62,994            70,305
Net premises and equipment                                        38,093            38,431
Accrued income and other assets                                  124,795           125,342
                                                            -------------------------------
Total assets                                                 $ 3,222,713       $ 3,330,153
                                                            ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                       $   378,209       $   396,026
   Interest bearing                                            2,025,781         2,091,189
                                                            -------------------------------
Total deposits                                                 2,403,990         2,487,215

Federal funds purchased and securities
   sold under agreements to repurchase                           248,779           276,040
Other short-term borrowings                                      109,842           114,814
Long-term debt and mandatorily redeemable securities              23,181            22,802
Subordinated notes                                                56,444            56,444
Accrued expenses and other liabilities                            60,617            58,147
                                                            -------------------------------
Total liabilities                                              2,902,853         3,015,462

Shareholders' equity:
   Preferred stock-no par value                                        -                 -
   Common stock-no par value                                       7,578             7,578
   Capital surplus                                               214,001           214,001
   Retained earnings                                             103,529           100,534
   Cost of common stock in treasury                               (9,512)           (9,777)
   Accumulated other comprehensive income                          4,264             2,355
                                                            -------------------------------
Total shareholders' equity                                       319,860           314,691
                                                            -------------------------------
Total liabilities and shareholders' equity                   $ 3,222,713       $ 3,330,153
                                                            ===============================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              Three Months Ended March 31,
                                                          ----------------------------------
                                                                 2004                2003
                                                          ----------------------------------
Interest and Fee Income:
  Loans                                                     $    32,454         $    36,610
  Investment securities:
    Taxable                                                       4,289               4,534
    Tax-exempt                                                    1,317               1,435
 Other                                                               65                 150
                                                          ----------------------------------
TOTAL INTEREST INCOME                                            38,125              42,729

Interest Expense:
  Deposits                                                        9,823              13,771
  Short-term borrowings                                           1,257               1,264
  Subordinated notes                                                961                 940
  Long-term debt and mandatorily redeemable securities              322                 198
                                                          ----------------------------------
TOTAL INTEREST EXPENSE                                           12,363              16,173
                                                          ----------------------------------
NET INTEREST INCOME                                              25,762              26,556
Provision for loan losses                                           101               5,550
                                                          ----------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                      25,661              21,006

Noninterest Income:
  Trust fees                                                      3,090               2,640
  Service charges on deposit accounts                             3,706               3,724
  Loan servicing and sale income                                 (1,785)              3,206
  Equipment rental income                                         5,824               6,771
  Other income                                                    3,436               3,978
  Investment securities and other investment losses                (252)               (280)
                                                          ----------------------------------
TOTAL NONINTEREST INCOME                                         14,019              20,039
                                                          ----------------------------------
Noninterest Expense:
  Salaries and employee benefits                                 15,754              17,247
  Net occupancy expense                                           1,833               1,864
  Furniture and equipment expense                                 2,584               2,641
  Depreciation - leased equipment                                 4,536               5,358
  Supplies and communication                                      1,432               1,511
  Loan collection and repossession expense                        1,055               1,871
  Other expense                                                   5,148               4,310
                                                          ----------------------------------
TOTAL NONINTEREST EXPENSE                                        32,342              34,802
                                                          ----------------------------------
Income before taxes                                               7,338               6,243
Income tax expense                                                2,259               1,783
                                                          ----------------------------------
NET INCOME                                                  $     5,079         $     4,460
                                                          ==================================

Other Comprehensive Income, Net of Tax:
  Change in unrealized appreciation (depreciation) of
  available-for-sale securities                                   1,909                (197)
                                                          ----------------------------------
Total Comprehensive Income                                  $     6,988         $     4,263
                                                          ==================================
Per Common Share:
  Basic Net Income Per Common Share                         $      0.25         $      0.21
                                                          ==================================
  Diluted Net Income Per Common Share                       $      0.24         $      0.21
                                                          ==================================
  Dividends                                                 $     0.100         $     0.090
                                                          ==================================
Basic Weighted Average Common Shares Outstanding             20,727,035          21,000,317
                                                          ==================================
Diluted Weighted Average Common Shares Outstanding           21,035,918          21,331,419
                                                          ==================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
1ST SOURCE CORPORATION AND SUBSIDIARIES
(UNAUDITED - DOLLARS IN THOUSANDS)
                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2004              2003
                                                                    ------------    ------------
Operating activities:
   Net income                                                         $  5,079        $  4,460
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                           101           5,550
       Depreciation of premises and equipment                            5,777           6,682
       Amortization of investment security premiums
          and accretion of discounts, net                                1,426           1,287
       Amortization of mortgage servicing rights                         1,919           1,870
       Mortgage servicing asset impairment charges                       3,227           1,777
       Change in deferred income taxes                                   4,309             473
       Realized investment securities losses                               252             280
       Change in mortgages held for sale                               (21,435)           (292)
       Realized losses on securitized loans                                  0             306
       Change in trading account securities                                  0            (192)
       Decrease in interest receivable                                     943             381
       Decrease in interest payable                                        762             648
       Change in other assets                                           (5,541)         (8,410)
       Change in other liabilities                                      (3,788)           (585)
       Other                                                              (332)          2,139
                                                                    ------------    ------------
Net cash used/from operating activities                                 (7,301)         16,374

Investing activities:
   Proceeds from sales and maturities of investment securities          64,205          87,745
   Purchases of investment securities                                  (28,949)       (101,329)
   Net change in short-term investments                                    300          80,188
   Loans sold or participated to others                                     45          48,569
   Net change in loans                                                  54,741          11,045
   Net change  in equipment owned under operating leases                 2,775           1,378
   Purchases of premises and equipment                                    (191)           (794)
                                                                    ------------    ------------
Net cash from investing activities                                      92,926         126,802

Financing activities:
   Net change in demand deposits, NOW
     accounts and savings accounts                                    (116,527)        (89,332)
   Net change in certificates of deposit                                33,302         (26,517)
   Net change in short-term borrowings                                 (32,233)        (20,813)
   Proceeds from issuance of long-term debt                                396             673
   Payments on long-term debt                                              (73)           (161)
   Acquisition of treasury stock                                           (30)           (154)
   Cash dividends                                                       (2,113)         (1,886)
                                                                    ------------    ------------
Net cash used in financing activities                                 (117,278)       (138,190)

Net change in cash and cash equivalents                                (31,653)          4,986

Cash and cash equivalents, beginning of year                           109,787         120,894
                                                                    ------------    ------------
Cash and cash equivalents, end of period                              $ 78,134        $125,880
                                                                    ============    ============

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission
(SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2003 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

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

Note 2.    Recent Accounting Pronouncements

     ACCOUNTING FOR STOCK-BASED COMPENSATION: On March 31, 2004, the Financial Accounting Standards Board (FASB) issued the Exposure Draft, SHARE-BASED PAYMENT, which is a proposed amendment to FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED Compensation. In this draft, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods in the income statement based on their fair values. The final standard is expected in late 2004 that would be effective for public companies (and certain nonpublic companies) that currently use the fair value method, rather than minimum value method, for recognition or disclosure purposes for fiscal years beginning after December 15, 2004. 1st Source is in the process of evaluating the impact that expensing stock options and other stock-based compensation will have on the results of operations, financial position, or liquidity.

Note 3.  Reserve for Loan Losses

     The reserve for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting management's best estimate of probable loan losses related to specifically identified loans as well as probable losses in the remainder of the various loan portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans (substandard loans and leases and internal watch list credits), percentage allocations for special attention loans without specific reserves, formula reserves for each business lending division portfolio, including a higher percentage reserve allocation for special attention loans without a specific reserve, and reserves for pooled homogenous loans. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and dispositions and consideration of current economic trends, all of which are subject to judgment and will change.

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

     As of March 31, 2004 and December 31, 2003, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $219.10 million and $143.92 million, respectively. Outstanding commitments to sell mortgage loans aggregated $160.30 million at March 31, 2004 and $99.53 million at December 31, 2003. Standby letters of credit totaled $96.92 million and $101.26 million at March 31, 2004, and December 31, 2003, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

     The following pro forma information presents net income and earnings per share for the three months ended March 31, 2004 and 2003 as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.

                                                           3 MONTHS ENDED
                                                               MARCH 31
                                                       ----------- -------------
                                                          2004           2003
                                                       ----------- -------------

Net income, as reported (000's)                          $ 5,079        $ 4,460
Add: Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects                                                422              0
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects
                                                            (451)           (37)
                                                        ---------      ---------
Pro forma net income                                    $  5,050       $  4,423
                                                        =========      =========
Earnings per share:
  Basic--as reported                                       $0.25          $0.21
                                                           =====          =====
  Basic--pro forma                                         $0.24          $0.21
                                                           =====          =====
  Diluted--as reported                                     $0.24          $0.21
                                                           =====          =====
  Diluted--pro forma                                       $0.24          $0.21
                                                           =====          =====

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this document express "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or accounting principles generally accepted in the United States; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which 1st Source has credit concentrations; and other matters discussed in 1st Source's filings with the SEC, including its Annual Report on Form 10-K for 2003, which filings are available from the SEC. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of March 31, 2004, as compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2003 Annual Report.

                               FINANCIAL CONDITION

    1st Source's assets at March 31, 2004, were $3.22 billion, down 3.23% from December 31, 2003. Total loans were down 2.46% and total deposits decreased 3.35% over the comparable figures at the end of 2003.

     Nonperforming assets at March 31, 2004, were $32.64 million compared to $36.83 million at December 31, 2003, a decrease of 11.37%. Nonperforming assets decreased due to a decrease in construction equipment and aircraft nonaccrual loans. At March 31, 2004, nonperforming assets were 1.45% of net loans and leases compared to 1.59% at December 31, 2003.

Accrued income and other assets were as follows:

(Dollars in Thousands)

                                                March 31,      December 31,
                                                  2004             2003
                                              ------------     -----------
Accrued income and other assets:
  Bank owned life insurance
    cash surrender value                           32,663          27,376
  Accrued interest receivable                      12,598          13,541
  Mortgage servicing assets                        20,835          24,324
  Other real estate                                 3,128           4,625
  Repossessions                                     6,234           6,229
  Intangible assets                                25,561          25,740
  All other assets                                 23,776          23,507
                                              ------------     -----------
Total accrued income and other assets           $ 124,795       $ 125,342
                                              ============     ===========

                                     CAPITAL

      As of March 31, 2004, total shareholders' equity was $319.86 million, up 1.64% from the $314.69 million at December 31, 2003. The 1st Source equity-to-assets ratio was 9.93% as of March 31, 2004, compared to 9.45% at December 31, 2003. Book value per common share rose to $15.42 at March 31, 2004, up from $15.19 at December 31, 2003.

      1st Source declared and paid dividends per common share of $0.10 during the first quarter of 2004. The dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 41.67% for the first quarter of 2004. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.69% at March 31, 2004.

      The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines establish a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2004 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 2004 was 13.13% and the total risk-based capital ratio was 14.44%.

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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At March 31, 2004, the consolidated statement of financial condition was rate sensitive by $7.00 million more assets than liabilities scheduled to reprice within one year or approximately 1.00%.

                              RESULTS OF OPERATIONS

     Net income for the three month period ended March 31, 2004, was $5.08 million, compared to $4.46 million for the same period in 2003. Diluted net income per common share was $0.24 for the three month period ended March 31, 2004, compared to $0.21 for the same period in 2003. Return on average common shareholders' equity was 6.43% for the three months ended March 31, 2004, compared to 5.80% in 2003. The return on total average assets was 0.63% for the three months ended March 31, 2004, compared to 0.55% in 2003.

     The increase in net income for the three months ended March 31, 2004, over the first three months of 2003, was primarily the result of a $5.45 million decrease in the provision for loan losses offset by a $4.61 million decrease in mortgage banking income. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended March 31, 2004, was $26.48 million, a decrease of 3.06% over the same period in 2003. The net interest margin on a fully taxable equivalent basis' was 3.53% for the three months ended March 31, 2004, compared to 3.72% for the three months ended March 31, 2003. The impact on net interest margin on a fully taxable equivalent basis due to the recognition of fees on loans over the life of the loans was a reduction of eight basis points for the three months ended March 31, 2004.

        Total average earning assets increased 1.32% for the three month period ended March 31, 2004, over the comparative period in 2003. Average loan outstandings increased 2.19% for the three month period, compared to the same period in 2003, due primarily to increased loan outstandings in commercial loans secured by aircraft as a result of the fourth quarter 2003 purchase of the securitized aircraft loan portfolio, which was offset by continued runoff in other areas of this loan category. Total average investment securities increased 12.90% for the three month period over one year ago due to an increase in United States treasury, municipal and other securities. For the three month period, average mortgages held for sale decreased 45.35%, as demand for mortgage loans was lower in the first quarter of 2004. Other investments, which include federal funds sold, time deposits with other banks and trading account securities, decreased for the three month period over one year ago as excess funds were used to purchase loans from the securitization facility. The taxable equivalent yields on total average earning assets were 5.18% and 5.92% for the three month period ended March 31, 2004 and 2003, respectively.

     Average interest bearing deposits decreased 6.27% for the three month period over the same period in 2003. The rate on average interest-bearing deposits was 1.92% and 2.55% for the three month periods ended March 31, 2004 and 2003 due to a decrease in public funds and brokered deposits. These higher cost deposits were not pursued due to lower funding needs. The rate on average interest-bearing funds was 1.98% and 2.61% for the three months ended March 31, 2004 and 2003, respectively.

      The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(DOLLARS IN THOUSANDS)


                                                                THREE  MONTHS ENDED MARCH 31,
                                                              --------------------------------
                                                                2004                         2003
                                                 ------------------------------  --------------------------

                                                              Interest                     Interest
                                                   Average    Income/    Yield/   Average  Income/   Yield/
                                                   Balance    Expense    Rate     Balance  Expense   Rate
                                                 ------------------------------  --------------------------

ASSETS:
    Investment securities:
      Taxable                                    $   569,634    $ 4,289  3.03%  $  492,416  $ 4,534  3.73%
      Tax exempt (1)                                 171,170      1,957  4.60%     163,765    2,114  5.24%
    Mortgages held for sale                           68,443        907  5.33%     125,240    1,703  5.51%
    Net loans (2 & 3)                              2,199,040     31,620  5.78%   2,151,832   34,984  6.59%
    Other investments                                  7,843         65  3.33%      43,546      150  1.40%
                                                 ------------------------------ --------------------------
Total Earning Assets                               3,016,130     38,838  5.18%   2,976,799   43,485  5.92%

    Cash and due from banks                           77,275                        85,977
    Reserve for loan losses                          (70,141)                      (61,091)
    Other assets                                     227,295                       272,195
                                                 ------------                   ----------
Total                                            $ 3,250,559                    $3,273,880
                                                 ============                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest bearing deposits                    $ 2,053,841    $ 9,823  1.92%  $2,191,132  $13,771  2.55%
    Short-term borrowings                            380,694      1,257  1.33%     252,967    1,264  2.03%
    Subordinated notes                                56,444        961  6.85%      54,750      940  6.96%
    Long-term debt and
       mandatorily redeemable securities              23,061        322  5.62%      17,496      198  4.59%
                                                 ------------------------------ --------------------------
Total Interest Bearing Liabilities                 2,514,040     12,363  1.98%   2,516,345   16,173  2.61%

    Noninterest bearing deposits                     359,952                       391,860
    Other liabilities                                 58,996                        53,857
    Shareholders' equity                             317,571                       311,818
                                                 ------------                   ----------
Total                                            $ 3,250,559                    $3,273,880
                                                 ============                   ==========

                                                                -------                     --------
Net Interest Income                                             $26,475                     $ 27,312
                                                                =======                     ========
Net Yield on Earning Assets on a Taxable
                                                                        -------                     ------
 Equivalent Basis                                                        3.53%                       3.72%
                                                                        =======                     ======

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $640 in 2004 and $679 in 2003.

(2)     Loan income includes fees on loans $826 in 2004 and $1,196 in 2003.
        Loan income also includes the effects of taxable equivalent adjustments, using 35% rate for 2004 and 2003. The tax equivalent were $73 in 2004 and $77 in 2003.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three month periods ended March 31, 2004 and 2003 was $0.10 million and $5.55 million, respectively. Net charge-offs of $0.10 million were recorded for the first quarter 2004, compared to $2.93 million for the same quarter a year ago.

      In the first quarter 2004, 1st Source continued to experience moderate improvement in credit quality. Loan delinquencies were 1.17% on March 31, 2004, as compared to 1.38% on March 31, 2003, and 1.04% at the end of 2003. First quarter 2004 net charge-offs decreased as compared to first quarter 2003. The reserve for loan losses as a percentage of loans outstanding at the end of the period was 3.22% as compared to 2.92% one year ago and 3.14% at December 31, 2003. A summary of loan loss experience during the three month periods ended March 31, 2004 and 2003, is provided below.


                                                  Summary of Reserve for Loan Losses
                                                  ----------------------------------
                                                       (Dollars in Thousands)
                                                     Three Months Ended March 31,
                                                  ----------------------------------
                                                       2004                 2003
                                                  ----------------------------------



Reserve for loan losses - beginning balance          $   70,045         $    59,218
  Charge-offs                                            (1,573)             (3,670)
  Recoveries                                              1,472                 745
                                                  --------------    -----------------
Net charge-offs                                            (101)             (2,925)

Provision for loan losses                                   101               5,550
                                                  --------------    ----------------
Reserve for loan losses - ending balance             $   70,045         $    61,843
                                                  ==============    ================

Loans outstanding at end of period                   $2,176,113         $ 2,116,913
Average loans outstanding during period               2,199,040           2,151,832

Reserve for loan losses as a percentage of
  loans outstanding at end of period                      3.22%               2.92%
Ratio of net charge-offs during period to
  average loans outstanding                               0.02%               0.55%



NONPERFORMING ASSETS

Nonperforming assets were as follows:


(Dollars in thousands)
                                             March 31, December 31,   March 31,
                                               2004       2003          2003
                                             --------- ------------   ----------

Loans past due 90 days or more               $    230  $    212       $    569
Nonaccrual and restructured loans              23,356    27,085         39,297
Other real estate                               2,541     3,010          5,667
Repossessions                                   6,234     6,263         22,734
Equipment owned under operating leases            280       257          1,563

                                             --------- ------------   ----------
Total nonperforming assets                   $ 32,641  $ 36,827       $ 69,830
                                             ========= ============   ==========

     Nonperforming assets totaled $32.64 million at March 31, 2004, decreasing 11.37% from $36.83 million at December 31, 2003 and decreasing 53.26% from $69.83 million at March 31, 2003. The decrease during the first quarter 2004 was primarily related to a decrease in aircraft and construction equipment nonaccrual loans. Nonperforming assets as a percentage of total loans and leases improved to 1.45% at March 31, 2004, from 1.59% at December 31, 2003 and 3.13% at March 31, 2003.

     As of March 31, 2004, the Bank had a $4.01 million standby letter of credit outstanding which supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     Repossessions consist primarily of aircraft collateral, $5.32 million of the $6.23 million as of March 31, 2004. These aircraft primarily have come from defaulted loans to air cargo operators and aircraft dealers. There are also automobiles, light trucks, construction equipment and environmental equipment in repossessed assets at March 31, 2004. At the time of repossession, the recorded amount of the loan is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan losses, unless the equipment is in the process of immediate sale. Any subsequent write-downs are included in noninterest expense.

     Repossessed assets are valued by the loan and credit officers of the Bank or, in certain circumstances, an independent third party. The estimated value generally is determined on an orderly liquidation basis and is based on a variety of available sources. These sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. A number of variables can lead to a decrease in value after the asset is repossessed. These include deterioration in the market value, discovery of new or additional information about the asset, and validity or invalidity of other liens against the asset. Valuation adjustments and net losses upon disposition of repossessions for the three month period ended March 31, 2004, totaled $0.14 million as compared to the valuation adjustments and net losses for the three month period ended March 31, 2003, of $0.22 million.

SUPPLEMENTAL LOAN INFORMATION AS OF MARCH 31, 2004

(Dollars in thousands)                                                                  Other real estate    Year-to-date
                                                             Loan                          owned and       net credit losses/
                                                         outstandings    Non-accrual     repossessions        recoveries
                                                         --------------  -------------  -----------------  ----------------

Commercial and agricultural loans                           $  407,166       $  2,424            $     6             $ (58)
Auto, light truck and environmental equipment                  244,444          3,937                341               472
Medium and heavy duty truck                                    224,912          1,544                  -                (2)
Aircraft financing                                             458,788         10,245              5,315              (538)
Construction equipment financing                               211,388          3,328                518                18
Loans secured by real estate                                   538,066          1,346              2,541               111
Consumer loans                                                  91,349            532                 55               241

                                                         --------------  -------------  -----------------  ----------------
Total                                                       $2,176,113       $ 23,356            $ 8,776             $ 244
                                                         ==============  =============  =================  ================


For financial statements purposes, non-accrual loans are included in loan outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

     Noninterest income for the three-month periods ended March 31, 2004 and 2003 was $14.02 million and $20.04 million, respectively. The predominant factor behind the decrease in 2004 was a reduction in mortgage banking income.

(Dollars in Thousands)                                    Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                             2004        2003
                                                         -----------------------
Noninterest Income:
  Trust fees                                               $  3,090     $ 2,640
  Service charges on deposit accounts                         3,706       3,724
  Mortgage banking                                           (1,522)      3,092
  Securitization income                                           -         675
  Insurance commissions                                         962         813
  Equipment rental income                                     5,824       6,771
  Other income                                                2,211       2,604
  Investment securities and other investment losses            (252)       (280)
                                                         -----------   ---------
Total Noninterest Income                                   $ 14,019    $ 20,039
                                                         ===========   =========

     The decrease in mortgage banking revenue on a quarter-over-quarter basis was driven primarily by a reduction in origination volumes and decreased gains on sales of loans into the secondary market. Also impacting the decline in mortgage banking income was mortgage servicing rights impairment of $3.23 million in the first quarter of 2004 versus $1.78 million for the same period in 2003.


     The three months ended March 31, 2004, saw increases in trust fees and insurance commission income. Equipment rental income decreased due to the decrease in the operating lease portfolio. Services charges on deposit accounts remained stable, while securitization income was eliminated in 2004 as 1st Source no longer has loans securitized. Other income decreased due to decreased trading security income. During the 1st quarter of 2004, there were no trading account securities. Investment security and other investment losses are due to the effects of market value adjustments of venture capital investments.

NONINTEREST EXPENSE

     Noninterest expense for the three-month periods ended March 31, 2004 and 2003 was $32.34 million and $34.80 million, respectively. The decrease in noninterest expense in 2004 was primarily due to decreased salaries and employee benefits, decreased loan collection and repossession expense, offset by increased professional fees.

(Dollars in Thousands)                           Three Months Ended March 31,
                                                 ----------------------------
                                                    2004             2003
                                                 ----------------------------
Noninterest Expense:
  Salaries and employee benefits                    $ 15,754      $ 17,247
  Net occupancy expense                                1,833         1,864
  Furniture and equipment expense                      2,584         2,641
  Depreciation - leased equipment                      4,536         5,358
  Professional fees                                    1,561           620
  Supplies and communication                           1,432         1,511
  Business development and marketing expense             632           709
  Intangible asset amortization                          658           806
  Loan collection and repossession expense             1,055         1,871
  Other expense                                        2,297         2,175

                                                 ------------   -----------
Total Noninterest Expense                           $ 32,342      $ 34,802
                                                 ============   ===========

     Salaries and employee benefits decreased on a year-over-year basis caused primarily by the capitalization of $1.26 million in salaries and benefits in connection with the deferral of loan origination costs in 2004. Decreased mortgage commissions also contributed to the decrease in salaries and employee benefits. These decreases were partially offset by higher executive incentive accruals and increased group insurance costs.

     First quarter net occupancy expense, furniture and equipment expense, supplies and communication, and business development and marketing expense, all remained comparable to 2003 levels. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio. Loan collection and repossession expense decreased as valuation adjustments and other expenses related to repossessed assets decreased. Professional fees increased due to increased legal fees relating, in part, to the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings. Other expenses increased primarily due to unfavorable market value adjustments on derivatives in 2004 offset by losses on branch closings recorded in 2003.

                                  INCOME TAXES

     The provision for income taxes for the three months ended March 31, 2004, was $2.26 million, compared to $1.78 million for the comparable period in 2003. The provision for income taxes for the three months ended March 31, 2004 and 2003, is at a rate which management believes approximates the effective rate for the year.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2003. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2003.
                                     ITEM 4.
                             CONTROLS AND PROCEDURES

     1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2004, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings.

     1st Source reported in its Form 10-K filed February 19, 2004, on an adversary proceeding filed against the Bank by Airmotive, Inc., by and through the Official Unsecured Creditor's Committee of Airmotive, Inc.

     1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of their businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source's consolidated financial position or results of operations.

ITEM 2.       Changes in Securities and Use of Proceeds

                                                        ISSUER PURCHASES OF EQUITY SECURITIES

                              (A)             (B)                       (C)                                (D)
                                                                  Total number of            Maximum number (or approximate
                          Total number      Average              shares purchased              dollar value) of shares
                           of shares     price paid per    as part of publicly announced    that may yet be purchased under
Period                     purchased         share               plans or programs               the plans or programs
------------------------------------------------------------------------------------------------------------------------------------
January 01 - 31, 2004            0            -                          0                              862,754
February 01 - 29, 2004       6,969          21.70                    6,969                              855,785
March 01 - 31, 2004              0            -                          0                              855,785

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

              1. Exhibit 31.1 Certification of Chief Executive
                 Officer required by Rule 13a-14(a).

              2. Exhibit 31.2 Certification of Chief Financial
                 Officer required by Rule 13a-14(a).

              3. Exhibit 32.1 Certification pursuant to 18 U.S.C.
                 Section 1350 of Chief Executive Officer.

              4. Exhibit 32.2 Certification pursuant to 18 U.S.C.
                 Section 1350 of Chief Financial Officer.

(b) Reports on Form 8-K.

              A report on Form 8-K, dated January 29, 2004, was filed under report item number 7 and 12, concerning 1st Source's results of operations for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        1ST SOURCE CORPORATION



DATE   APRIL 27, 2004                   /S/CHRISTOPHER J. MURPHY III
       --------------                   -----------------------------------
                                        Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE   APRIL 27, 2004                   /S/LARRY E. LENTYCH
       --------------                   --------------------
                                        Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer