Form 10-Q
period 2004-06-30
1ST SOURCE CORP
filed 2004-07-29
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                 Yes X No ______

               Number of shares of common stock outstanding as of
                       July 22, 2004 - 20,644,326 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            June 30, 2004, and December 31, 2003                               3
            Consolidated statements of income --
            three months and six months ended June 30, 2004 and 2003           4
            Consolidated statements of cash flows --
            three months and six months ended June 30, 2004 and 2003           5
            Notes to the Consolidated Financial Statements                     6
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16
Item 4.  Controls and Procedures                                              17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17
Item 2.  Changes in Securities and Use of Proceeds                            17
Item 3.  Defaults Upon Senior Securities                                      17
Item 4.  Submission of Matters to a Vote of Security Holders                  17
Item 5.  Other Information                                                    18
Item 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                    19

1ST SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

                                                              June 30,        December 31,
                                                                2004              2003
                                                            ------------------------------
ASSETS

Cash and due from banks                                     $   82,131        $  109,787
Federal funds sold and
 interest bearing deposits with other banks                      1,169             1,355
Investment securities, available-for-sale
 (amortized cost of $791,019 and $759,945
 at June 30, 2004 and December 31, 2003, respectively)         782,525           763,763

Trading account securities                                       4,516                 -

Mortgages held for sale                                         66,296            60,215

Loans, net of unearned discount:
 Commercial and agricultural loans                             426,933           402,905
 Auto, light truck and environmental equipment                 269,583           269,490
 Medium and heavy duty truck                                   229,867           221,562
 Aircraft financing                                            445,340           489,155
 Construction equipment financing                              213,609           219,562
 Loans secured by real estate                                  551,058           533,749
 Consumer loans                                                 94,039            94,577
                                                            ------------------------------
Total loans                                                  2,230,429         2,231,000
Reserve for loan losses                                        (70,045)          (70,045)
                                                            ------------------------------
Net loans                                                    2,160,384         2,160,955

Equipment owned under operating leases
 (net of accumulated depreciation)                              56,186            70,305
Net premises and equipment                                      37,490            38,431
Accrued income and other assets                                124,552           125,342
                                                            ------------------------------
Total assets                                                $3,315,249        $3,330,153
                                                            ==============================

LIABILITIES

Deposits:
 Noninterest bearing                                        $  384,302        $  396,026
 Interest bearing                                            2,000,561         2,091,189
                                                            ------------------------------
Total deposits                                               2,384,863         2,487,215

Federal funds purchased and securities
 sold under agreements to repurchase                           411,812           276,040
Other short-term borrowings                                     71,760           114,814
Long-term debt and mandatorily redeemable securities            22,901            22,802
Subordinated notes                                              56,444            56,444
Accrued expenses and other liabilities                          52,533            58,147
                                                            ------------------------------
Total liabilities                                            3,000,313         3,015,462

SHAREHOLDERS' EQUITY
Preferred stock; no par value                                        -                 -
Common stock; no par value                                       7,578             7,578
Capital surplus                                                214,001           214,001
Retained earnings                                              110,199           100,534
Cost of common stock in treasury                               (11,603)           (9,777)
Accumulated other comprehensive (loss)/income                   (5,239)            2,355
                                                            ------------------------------
Total shareholders' equity                                     314,936           314,691
                                                            ------------------------------
Total liabilities and shareholders' equity                  $3,315,249        $3,330,153
                                                            ==============================

The accompanying notes are a part of the consolidated financial statements.


1ST SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

                                                             Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                      -----------------------------------     ----------------------------------
                                                               2004                2003               2004                2003
                                                      -----------------------------------     ----------------------------------
Interest income:
  Loans                                                    $   31,904         $   36,103         $   64,358          $   72,713
  Investment securities, taxable                                4,106              4,710              8,395               9,244
  Investment securities, tax-exempt                             1,258              1,445              2,575               2,880
  Other                                                            46                295                111                 445
                                                      -----------------------------------     ----------------------------------
Total interest income                                          37,314             42,553             75,439              85,282

Interest expense:
  Deposits                                                      9,597             13,187             19,420              26,958
  Short-term borrowings                                         1,283              1,498              2,540               2,762
  Subordinated notes                                              962                941              1,923               1,881
  Long-term debt and
    mandatorily redeemable securities                             138                187                460                 385
                                                      -----------------------------------     ----------------------------------
Total interest expense                                         11,980             15,813             24,343              31,986
                                                      -----------------------------------     ----------------------------------
Net interest income                                            25,334             26,740             51,096              53,296
Provision for loan losses                                         482              4,901                583              10,451
                                                      -----------------------------------     ----------------------------------
Net interest income after
  provision for loan losses                                    24,852             21,839             50,513              42,845

Noninterest income:
  Trust fees                                                    3,140              2,736              6,230               5,376
  Service charges on deposit accounts                           4,115              3,922              7,821               7,646
  Mortgage banking income                                       6,187              5,176              5,345               9,342
  Equipment rental income                                       4,927              6,455             10,751              13,226
  Other income                                                  1,890              3,904              4,383               6,922
  Investment securities and
   other investment losses                                        (38)              (275)              (290)               (555)
                                                      -----------------------------------     ----------------------------------
Total noninterest income                                       20,221             21,918             34,240              41,957
                                                      -----------------------------------     ----------------------------------
Noninterest expense:
  Salaries and employee benefits                               15,866             18,290             31,620              35,537
  Net occupancy expense                                         1,725              1,785              3,558               3,649
  Furniture and equipment expense                               2,697              2,677              5,281               5,318
  Depreciation - leased equipment                               3,883              5,050              8,419              10,408
  Supplies and communication                                    1,451              1,558              2,883               3,069
  Loan collection and repossession expense                        821              3,695              1,876               5,566
  Other expense                                                 5,502              4,220             10,650               8,530
                                                      -----------------------------------     ----------------------------------
Total noninterest expense                                      31,945             37,275             64,287              72,077
                                                      -----------------------------------     ----------------------------------
Income before income taxes                                     13,128              6,482             20,466              12,725
Income taxes                                                    4,410              1,792              6,669               3,575
                                                      -----------------------------------     ----------------------------------
Net income                                                 $    8,718         $    4,690         $   13,797          $    9,150
                                                      ===================================     ==================================
Other comprehensive (loss)/income, net of tax:
  Change in unrealized appreciation (depreciation) of
    available-for-sale securities                              (9,503)               881             (7,594)                685
                                                      -----------------------------------     ----------------------------------
Total comprehensive (loss)/income                          $     (785)        $    5,571         $    6,203          $    9,835
                                                      ===================================     ==================================

Per common share:
  Basic net income per common share                        $     0.42         $     0.22         $     0.67          $     0.43
                                                      ===================================     ==================================
  Diluted net income per common share                      $     0.42         $     0.22         $     0.66          $     0.43
                                                      ===================================     ==================================
  Dividends                                                $    0.100         $    0.090         $    0.200          $    0.180
                                                      ===================================     ==================================
Basic weighted average common shares outstanding           20,700,516         21,071,946         20,713,775          21,036,329
                                                      ===================================     ==================================
Diluted weighted average common shares outstanding         20,969,669         21,407,824         20,993,471          21,368,940
                                                      ===================================     ==================================

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
                                                                 Six Months Ended June 30,
                                                                 ------------------------
                                                                     2004         2003
                                                                 ------------------------
Operating activities:
  Net income                                                     $   13,797    $   9,150
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                         583       10,451
      Depreciation of premises and equipment                         10,912       13,053
      Amortization of investment security premiums
        and accretion of discounts, net                               2,965        2,696
      Amortization of mortgage servicing rights                       3,832        3,846
      Mortgage servicing asset impairment charges                      (553)       5,415
      Deferred income taxes                                             513       (1,677)
      Realized investment securities losses                             290          555
      Change in mortgages held for sale                              (6,081)      20,916
      Change in trading account securities                           (4,516)          43
      Decrease in interest receivable                                 1,034        1,333
      Decrease in interest payable                                      (64)        (376)
      Change in other assets                                         (3,523)        (173)
      Change in other liabilities                                    (1,346)       2,068
      Other                                                             294        2,245
                                                                 -----------   ---------
Net cash from operating activities                                   18,137       69,545

Investing activities:
  Proceeds from sales and
    maturities of investment securities                             126,466       70,119
  Purchases of investment securities                               (160,794)    (109,886)
  Net change in short-term investments                                  186       20,530
  Loans sold or participated to others                                    0       49,403
  Net change in loans                                                   (12)      24,785
  Net change in equipment owned under operating leases                5,700        3,350
  Purchases of premises and equipment                                (1,562)        (994)
                                                                 -----------   ---------
Net cash used/from investing activities                             (30,016)      57,307

Financing activities:
  Net change in demand deposits, NOW
    accounts and savings accounts                                  (110,530)     (33,292)
  Net change in certificates of deposit                               8,178      (35,869)
  Net change in short-term borrowings                                92,720      (52,385)
  Proceeds from issuance of long-term debt                              415          694
  Payments on long-term debt                                           (166)        (319)
  Acquisition of treasury stock                                      (2,207)        (370)
  Cash dividends                                                     (4,187)      (3,783)
                                                                 -----------   ---------
Net cash used in financing activities                               (15,777)    (125,324)

Net change in cash and cash equivalents                             (27,656)       1,528

Cash and cash equivalents, beginning of year                        109,787      120,894
                                                                 -----------   ---------
Cash and cash equivalents, end of period                         $   82,131    $ 122,422
                                                                 ===========   =========

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission
(SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2003 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

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

Note 2.    Recent Accounting Pronouncements

     APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS: SEC Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No. 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under Financial Accounting Standards Board (FASB)Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on 1st Source's financial statements.

     ACCOUNTING FOR STOCK-BASED COMPENSATION: On March 31, 2004, FASB issued the Exposure Draft, Share-Based Payment, which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." In this draft, the

FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods in the income statement based on their fair values. The final standard is expected in late 2004 that would be effective for public companies (and certain nonpublic companies) that currently use the fair value method, rather than minimum value method, for recognition or disclosure purposes for fiscal years beginning after December 15, 2004. 1st Source is in the process of evaluating the impact of the exposure draft.

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

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

     As of June 30, 2004, and December 31, 2003, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $179.11 million and $143.92 million, respectively. Outstanding commitments to sell mortgage loans aggregated $106.28 million at June 30, 2004, and $99.53 million at December 31, 2003. Standby letters of credit totaled $98.39 million and $101.26 million at June 30, 2004, and December 31, 2003, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

     The following pro forma information presents net income and earnings per share for the three and six month periods ended June 30, 2004, and 2003 as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.


                                                            3 Months ended                6 Months ended
                                                                June 30                      June 30
                                                       ------------------------------------------------------
                                                          2004           2003          2004           2003
                                                          ----           ----          ----           ----

Net income, as reported (000's)                        $ 8,718        $ 4,690        $13,797        $ 9,150
Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                             313            310            736            310
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects
                                                          (467)          (442)          (918)          (479)
                                                        --------       --------      --------       --------

Pro forma net income                                   $ 8,564        $ 4,558        $13,615        $ 8,981
                                                       =========      =========      ========       ========

Earnings per share:
    Basic--as reported                                     $0.42          $0.22         $0.67          $0.43
                                                           =====          =====         =====          =====
    Basic--pro forma                                       $0.42          $0.22         $0.66          $0.43
                                                           =====          =====         =====          =====
    Diluted--as reported                                   $0.42          $0.22         $0.66          $0.43
                                                           =====          =====         =====          =====
    Diluted--pro forma                                     $0.41          $0.21         $0.65          $0.42
                                                           =====          =====         =====          =====

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this document express "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which 1st Source has credit concentrations; and other matters discussed in 1st Source's filings with the SEC, including its Annual Report on Form 10-K for 2003, which filings are available from the SEC. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of June 30, 2004, as compared to December 31, 2003, and the results of operations for the three and six months ended June 30, 2004, and 2003. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2003 Annual Report.

                               FINANCIAL CONDITION

    1st Source's assets at June 30, 2004, were $3.32 billion, down 0.45% from December 31, 2003. Total loans remained stable and total deposits decreased 4.12% over the comparable figures at the end of 2003.

     Nonperforming assets at June 30, 2004, were $27.90 million compared to $36.83 million at December 31, 2003, a decrease of 24.25%. Nonperforming assets decreased due to a decrease in construction equipment and aircraft non-accrual loans and repossessed assets. At June 30, 2004, nonperforming assets were 1.22% of net loans and leases compared to 1.59% at December 31, 2003.

Accrued income and other assets were as follows:

(Dollars in Thousands)

                                                       June 30,     December 31,
                                                         2004           2003
                                                    ------------    ------------
Accrued income and other assets:
  Bank owned life insurance cash surrender value      $  33,001      $   27,376
  Accrued interest receivable                            12,507          13,541
  Mortgage servicing assets                              23,587          24,324
  Other real estate                                       2,767           4,625
  Repossessions                                           3,222           6,229
  Intangible assets                                      24,903          25,740
  All other assets                                       24,565          23,507
                                                    ------------    ------------
Total accrued income and other assets                 $ 124,552       $ 125,342
                                                    ============    ============

                                     CAPITAL

      As of June 30, 2004, total shareholders' equity was $314.94 million, up 0.08% from the $314.69 million at December 31, 2003. In addition to net income of $13.80 million, other significant changes in shareholders' equity during the first six months of 2004 included $2.21 million in treasury stock purchases, and $4.19 million of dividends paid. The accumulated other comprehensive income component of shareholders' equity totaled ($5.24) million at June 30, 2004, compared to $2.36 million at December 31, 2003. The decrease in accumulated other comprehensive income was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio. The 1st Source equity-to-assets ratio was 9.50% as of June 30, 2004, compared to 9.45% at December 31, 2003. Book value per common share rose to $15.26 at June 30, 2004, up from $15.19 at December 31, 2003.

      1st Source declared and paid dividends per common share of $0.10 during the second quarter of 2004. The trailing four quarter dividend payout ratio was 34.21%. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 10.83% at June 30, 2004.

      The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines establish a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2004 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on June 30, 2004, was 13.07% and the total risk-based capital ratio was 14.35%.

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

     Liquidity of the Bank is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability funded liquidity is deposit growth and retention of the core deposit base. The principal sources of asset funded liquidity are available-for-sale investment securities, cash and due from banks, federal funds sold, securities purchased under agreements to resell and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are relative to the maturities of rate sensitive liabilities and interest rate forecasts. At June 30, 2004, the consolidated statement of financial condition was rate sensitive by $83.2 million more liabilities than assets scheduled to reprice within one year or approximately 0.95%.

                              RESULTS OF OPERATIONS

     Net income for the three and six month periods ended June 30, 2004, was $8.72 million and $13.80 million respectively, compared to $4.69 million and $9.15 million for the same periods in 2003. Diluted net income per common share was $0.42 and $0.66 respectively, for the three and six month periods ended June 30, 2004, compared to $0.22 and $0.43 for the same periods in 2003. Return on average common shareholders' equity was 8.73% for the six months ended June 30, 2004, compared to 5.88% in 2003. The return on total average assets was 0.85% for the six months ended June 30, 2004, compared to 0.56% in 2003.

     The increase in net income for the six months ended June 30, 2004, over the first six months of 2003, was primarily the result of a $9.87 million decrease in the provision for loan losses and a $7.79 million decrease in noninterest expense offset by a $2.20 million decrease in net interest income and a $7.72 million decrease in noninterest income. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended June 30, 2004, was $26.02 million, a decrease of 5.41% over the same period in 2003. The net interest margin on a fully taxable equivalent basis was 3.45% for the three months ended June 30, 2004, compared to 3.66% for the three months ended June 30, 2003. The taxable equivalent net interest income for the six month period ended June 30, 2004, was $52.49 million, a decrease of 4.24% over 2003, resulting in a net yield of 3.49%, compared to 3.69% for the same period in 2003. The impact on net interest margin on a fully taxable equivalent basis due to the recognition of fees on loans over the life of the loans was a reduction of eleven basis points for the six months ended June 30, 2004.

      Total average earning assets increased 0.56% and 0.93%, respectively, for the three and six month periods ended June 30, 2004, over the comparative periods in 2003. Average loan outstandings increased 3.74% and 2.97% for the three and six month periods, compared to the same periods in 2003, due primarily to increased loan outstandings in commercial loans secured by aircraft as a result of the fourth quarter 2003 purchase of the securitized aircraft loan portfolio, which was offset by continued runoff in other areas of this loan category and in the construction equipment portfolio. Total average investment securities increased 10.11% and 11.48% for the three and six month periods over one year ago due to an increase in United States agency, municipal and mortgage-backed securities. For the six month period, average mortgages held for sale decreased 44.67%, as demand for mortgage loans was lower in 2004 due to the increased mortgage rate environment. Other investments, which include federal funds sold, time deposits with other banks and trading account securities, decreased for the three and six month periods over 2003 as excess funds were used to purchase loans from the securitization facility. The taxable equivalent yields on total average earning assets were 5.04% and 5.77% for the three month periods ended June 30, 2004 and 2003, respectively, and 5.11% and 5.84% for the six month periods ended June 30, 2004 and 2003, respectively.

     Average interest bearing deposits decreased 7.20% and 6.73% for the three and six month periods, respectively, over the same periods in 2003. The rate on average interest-bearing deposits was 1.89% and 2.41% for the three month periods ended June 30, 2004 and 2003, and 1.91% and 2.48% for the six month periods ended June 30, 2004 and 2003, respectively, due to a decrease in public funds and brokered deposits. These higher cost deposits were not pursued due to lower funding needs. The rates on average interest-bearing funds were 1.94% and 2.54% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the rates on average interest bearing funds were 1.96% and 2.57%, respectively.

      The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                            Three months ended June 30,
                                                                   2004                                       2003
                                                --------------------------------------    -----------------------------------------
                                                                 Interest                                   Interest
                                                   Average       Income/     Yield/           Average       Income/       Yield/
                                                   Balance       Expense      Rate            Balance       Expense       Rate
                                                --------------------------------------    -----------------------------------------
ASSETS:
    Investment securities:
      Taxable                                       $   569,776    $ 4,106      2.90%         $   504,209      $ 4,710       3.75%
      Tax exempt (1)                                    168,124      1,870      4.47%             165,963        2,136       5.16%
    Mortgages held for sale                              77,051      1,072      5.60%             137,651        2,141       6.24%
    Net loans (2 & 3)                                 2,191,348     30,901      5.67%           2,112,247       34,035       6.46%
    Other investments                                    23,945         46      0.77%              93,379          295       1.27%
                                                --------------------------------------    -----------------------------------------
Total earning assets                                  3,030,244     37,995      5.04%           3,013,449       43,317       5.77%

    Cash and due from banks                              78,131                                    91,161
    Reserve for loan losses                             (70,077)                                  (62,976)
    Other assets                                        219,497                                   257,936
                                                ----------------                          ----------------
Total                                               $ 3,257,795                               $ 3,299,570
                                                ================                          ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest bearing deposits                       $ 2,038,843    $ 9,597      1.89%         $ 2,196,936      $13,187       2.41%
    Short-term borrowings                               371,522      1,283      1.39%             231,971        1,498       2.59%
    Subordinated notes                                   56,444        962      6.85%              54,750          941       6.89%
    Long-term debt and
       mandatorily redeemable securities                 23,091        138      2.40%              17,305          187       4.33%
                                                --------------------------------------    -----------------------------------------
Total interest bearing liabilities                    2,489,900     11,980      1.94%           2,500,962       15,813       2.54%

    Noninterest bearing deposits                        393,282                                   428,384
    Other liabilities                                    56,808                                    54,291
    Shareholders' equity                                317,805                                   315,933
                                                ----------------                          ----------------
Total                                               $ 3,257,795                               $ 3,299,570
                                                ================                          ================

                                                                -----------                               -------------
Net interest income                                                $26,015                                     $27,504
                                                                ===========                               =============

Net yield on earning assets on a taxable
    equivalent basis                                                       -----------                                 ------------
                                                                                3.45%                                        3.66%
                                                                           ===========                                 ============



DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                              Six months ended June 30,
                                                                      2004                                     2003
                                                -----------------------------------------     ------------------------------------
                                                                    Interest                                 Interest
                                                   Average          Income/      Yield/        Average       Income/     Yield/
                                                   Balance          Expense      Rate          Balance       Expense      Rate
                                                ----------------------------------------     ------------------------------------

ASSETS:
    Investment securities:
      Taxable                                       $   569,705    $ 8,395      2.96%         $   498,345      $ 9,244       3.74%
      Tax exempt (1)                                    169,647      3,827      4.54%             164,870        4,250       5.20%
    Mortgages held for sale                              72,747      1,979      5.47%             131,480        3,844       5.90%
    Net loans (2 & 3)                                 2,195,194     62,521      5.73%           2,131,930       69,019       6.53%
    Other investments                                    15,894        111      1.40%              68,600          445       1.31%
                                                -------------------------------------     ----------------------------------------
Total earning assets                                  3,023,187     76,833      5.11%           2,995,225       86,802       5.84%

    Cash and due from banks                              77,703                                    88,583
    Reserve for loan losses                             (70,109)                                  (62,038)
    Other assets                                        223,396                                   265,026
                                                ----------------                             -------------
Total                                               $ 3,254,177                               $ 3,286,796
                                                ================                             =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest bearing deposits                       $ 2,046,342    $19,420      1.91%         $ 2,194,050      $ 26,958      2.48%
    Short-term borrowings                               376,108      2,540      1.36%             242,411         2,762      2.30%
    Subordinated notes                                   56,444      1,923      6.85%              54,750         1,881      6.93%
    Long-term debt and
       mandatorily redeemable securities                 23,076        460      4.01%              17,400           385      4.46%
                                                -------------------------------------     ----------------------------------------

Total interest bearing liabilities                    2,501,970     24,343      1.96%           2,508,611        31,986      2.57%

    Noninterest bearing deposits                        376,617                                   410,223
    Other liabilities                                    57,902                                    54,075
    Shareholders' equity                                317,688                                   313,887
                                                ----------------                             -------------
Total                                               $ 3,254,177                               $ 3,286,796
                                                ================                             =============


                                                                ------------                              --------------
Net interest income                                                $52,490                                     $ 54,816
                                                                ============                              ==============


Net yield on earning assets on a taxable
    equivalent basis                                                        ---------                                    ---------
                                                                                3.49%                                        3.69%
                                                                            =========                                    =========

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments for the three month period were $612 in 2004 and $691 in 2003 and for the six month period were $1,252 in 2004 and $1,370 in 2003.

(2) Loan income includes fees on loans for the three month period of $503 in 2004 and $1,378 in 2003 and for the six month period of $1,329 in 2004 and $2,574 in 2003. Loan income also includes the effects of taxable equivalent adjustments, using 35% rate for 2004 and 2003. The tax equivalent adjustments for the three month period were $69 in 2004 and $73 in 2003 and for the six month period were $142 in 2004 and $150 in 2003.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

                      PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three month periods ended June 30, 2004 and 2003 was $0.48 million and $4.90 million, respectively, and $0.58 million and $10.45 million for the six month periods ended June 30, 2004 and 2003, respectively. Net charge-offs of $0.48 million were recorded for the second quarter 2004, compared to $3.55 million for the same quarter a year ago. Year-to-date net charge-offs of $0.58 million have been recorded in 2004, compared to net charge-offs of $6.48 million through June 2003.

      In the second quarter 2004, 1st Source continued to experience moderate improvement in credit quality. Loan delinquencies were 0.64% on June 30, 2004, as compared to 1.51% on June 30, 2003, and 1.04% at the end of 2003. Second quarter 2004 net charge-offs decreased as compared to second quarter 2003. The reserve for loan losses as a percentage of loans outstanding at the end of the period was 3.14% as compared to 3.01% one year ago and 3.14% at December 31, 2003. A summary of loan loss experience during the three and six month periods ended June 30, 2004 and 2003, is provided below.


                                                                        Summary of Reserve for Loan Losses
                                                  -------------------------------------------------------------------------
                                                                              (Dollars in Thousands)

                                                            Three Months Ended                       Six Months Ended
                                                                June 30,                                  June 30,
                                                  -------------------------------------------------------------------------
                                                        2004                 2003               2004             2003
                                                  -----------------    -----------------    --------------   --------------


Reserve for loan losses - beginning balance            $    70,045          $    61,843       $    70,045      $    59,218
       Charge-offs                                          (2,854)              (4,453)           (4,427)          (8,123)
       Recoveries                                            2,372                  903             3,844            1,648
                                                  -----------------    -----------------    --------------   --------------
Net charge-offs                                               (482)              (3,550)             (583)          (6,475)

Provision for loan losses                                      482                4,901               583           10,451
                                                  -----------------    -----------------    --------------   --------------

Reserve for loan losses - ending balance               $    70,045          $    63,194       $    70,045      $    63,194
                                                  =================    =================    ==============   ==============

Loans outstanding at end of period                     $ 2,230,429          $ 2,098,788       $ 2,230,429      $ 2,098,788
Average loans outstanding during period                  2,191,348            2,112,247         2,195,194        2,131,930


Reserve for loan losses as a percentage of
       loans outstanding at end of period                    3.14%                3.01%             3.14%            3.01%
Ratio of net charge-offs during period to
       average loans outstanding                             0.09%                0.67%             0.05%            0.61%



                              NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
                                          June 30,   December 31,    June 30,
                                            2004        2003           2003
                                         ---------  -------------   ---------


Loans past due 90 days or more           $    164       $    212    $    289
Nonaccrual and restructured loans          22,210         27,085      41,930
Other real estate                           2,184          3,010       3,213
Repossessions                               3,222          6,263      12,583
Equipment owned under operating leases        118            257         168

                                         ---------  -------------   ---------
Total nonperforming assets               $ 27,898       $ 36,827    $ 58,183
                                         =========  =============   =========

     Nonperforming assets totaled $27.90 million at June 30, 2004, decreasing 24.25% from $36.83 million at December 31, 2003 and decreasing 52.05% from $58.18 million at June 30, 2003. The decrease during the second quarter 2004 was primarily related to a decrease in aircraft and construction equipment nonaccrual loans and liquidation of repossessions. Nonperforming assets as a percentage of total loans and leases improved to 1.22% at June 30, 2004, from 1.59% at December 31, 2003 and 2.65% at June 30, 2003.

     As of June 30, 2004, the Bank had a $4.00 million standby letter of credit outstanding which supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     Repossessions continue to consist primarily of aircraft and aircraft parts, $2.62 million of the $3.22 million as of June 30, 2004. These aircraft and related equipment have primarily come from defaulted loans to air cargo operators and aircraft dealers. There are also automobiles, light trucks, construction equipment and environmental equipment in repossessed assets at June 30, 2004. At the time of repossession, the recorded amount of the loan is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan losses, unless the equipment is in the process of immediate sale. Any subsequent write-downs are included in noninterest expense.

     Repossessed assets are valued by the loan and credit officers of the Bank or, in certain circumstances, an independent third party. The estimated value generally is determined on an orderly liquidation basis and is based on a variety of available sources. These sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. A number of variables can lead to a decrease in value after the asset is repossessed. These include deterioration in the market value, discovery of new or additional information about the asset, and validity or invalidity of other liens against the asset. Valuation adjustments and net losses upon disposition of repossessions for the three month period ended June 30, 2004, totaled $0.24 million as compared to the valuation adjustments and net losses for the three month period ended June 30, 2003, of $2.50 million, respectively, and $0.38 million and $2.72 million for the six month periods ended June 30, 2004 and 2003, respectively.


Supplemental Loan Information as of June 30, 2004

(Dollars in thousands)                                                           Other real estate   Year-to-date
                                                      Loan                             and          net credit losses/
                                                   outstandings    Nonaccrual      repossessions       recoveries
                                                  --------------  -------------  -----------------  ----------------

Commercial and agricultural loans                    $  426,933       $  2,191            $     -            $ (200)
Auto, light truck, and environmental equipment          269,583          3,256                169               317
Medium & heavy duty truck                               229,867          1,007                  -               348
Aircraft financing                                      445,340         10,764              2,622                52
Construction equipment financing                        213,609          3,278                381                 4
Loans secured by real estate                            551,058          1,422              2,184               114
Consumer loans                                           94,039            292                 50               328

                                                  --------------  -------------  -----------------  ----------------
Total                                                $2,230,429       $ 22,210            $ 5,406            $  963
                                                  ==============  =============  =================  ================

For financial statements purposes, nonaccrual loans are included in loan outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

                               NONINTEREST INCOME

     Noninterest income for the three month periods ended June 30, 2004 and 2003 was $20.22 million and $21.92 million, respectively, and $34.24 million and $41.96 million for the six month periods ended June 30, 2004 and 2003, respectively. The predominant factor behind the decrease in 2004 was a reduction in mortgage banking income.


(Dollars in Thousands)                                          Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                             ------------------------   ----------------------
                                                                2004          2003          2004         2003
Noninterest income:
  Trust fees                                                   $  3,140     $  2,736     $  6,230     $  5,376
  Service charges on deposit accounts                             4,115        3,922        7,821        7,646
  Mortgage banking income                                         6,187        5,176        5,345        9,342
  Insurance commissions                                             763          616        1,725        1,428
  Equipment rental income                                         4,927        6,455       10,751       13,226
  Securitization income                                               -          922            -        1,597
  Other income                                                    1,127        2,366        2,658        3,897
  Investment securities and other investment losses                 (38)        (275)        (290)        (555)
                                                             -----------  -----------   ----------  -----------
Total noninterest income                                       $ 20,221     $ 21,918     $ 34,240     $ 41,957
                                                             ===========  ===========   ==========  ===========


     Mortgage banking income fluctuations were due to changes in origination volumes, gains on sales of loans in the secondary market, and mortgage servicing rights valuation impairment/recoveries. For the three months ended June 30, 2004, mortgage banking income increased over the same period in 2003 due to mortgage servicing rights impairment recovery of $3.78 million in the second quarter of 2004 versus $3.64 million of mortgage servicing rights impairment for the same period in 2003. For the six months ended June 30, 2004, mortgage servicing rights impairment recovery was $0.55 million versus $5.42 million of impairment for the same period in 2003. Additionally, impairment of $0.50 was determined to be unrecoverable and was recorded as a direct write-down to the carrying value of the asset. For both the three and six month periods ending June 30, 2004, mortgage banking income was negatively impacted by reduced origination volumes and decreased gains on sales of loans into the secondary market versus the same periods in 2003.

     Trust fees, insurance commissions and service charges on deposit accounts increased in both the three and six month periods ended June 30, 2004 over the same periods in 2003. Trust fees increased due to growth in assets under management and improvement in the equity markets. Insurance commissions increased due to growth in commercial lines and higher premiums, while an increase in income from consumer overdraft fees caused service charges on deposit accounts to rise.

     Equipment rental income decreased for both the three and six month periods ended June 30, 2004, over the same periods in 2003 due to the decrease in the operating lease portfolio, while securitization income was eliminated in 2004 as 1st Source no longer has loans securitized. Other income decreased due to decreased trading security income.

                               NONINTEREST EXPENSE

     Noninterest expense for the three month periods ended June 30, 2004 and 2003 was $31.95 million and $37.28 million, respectively, and $64.29 million and $72.08 million for the six month periods ended June 30, 2004 and 2003, respectively. The decrease in noninterest expense in 2004 was primarily due to decreased salaries and employee benefits, decreased loan collection and repossession expense, offset by increased professional fees.


(Dollars in Thousands)                                Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                   ------------------------     ------------------------
                                                        2004         2003           2004        2003
Noninterest expense:
  Salaries and employee benefits                     $ 15,866     $ 18,290       $ 31,620     $ 35,537
  Net occupancy expense                                 1,725        1,785          3,558        3,649
  Furniture and equipment expense                       2,697        2,677          5,281        5,318
  Depreciation - leased equipment                       3,883        5,050          8,419       10,408
  Professional fees                                     2,405          669          3,966        1,289
  Supplies and communication                            1,451        1,558          2,883        3,069
  Business development and marketing expense            1,023          854          1,655        1,563
  Intangible asset amortization                           657          647          1,315        1,441
  Loan collection and repossession expense                821        3,695          1,876        5,566
  Other                                                 1,417        2,050          3,714        4,237

                                                   -----------  -----------     ----------  -----------
Total noninterest expense                            $ 31,945     $ 37,275       $ 64,287     $ 72,077
                                                   ===========  ===========     ==========  ===========

     Salaries and employee benefits decreased on a year-over-year basis caused primarily by the capitalization of $2.87 million in salaries and benefits in connection with the deferral of loan origination costs in 2004. Decreased mortgage commissions also contributed to the decrease in salaries and employee benefits. These decreases were partially offset by higher executive incentive accruals and increased group insurance costs.

     Second quarter and year-to-date net occupancy expense, furniture and equipment expense, supplies and communication, and business development and marketing expense and intangible asset amortization, all remained comparable to 2003 levels. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio. Loan collection and repossession expense decreased as valuation adjustments and other expenses related to repossessed assets decreased. Professional fees increased due to increased legal fees relating, in part, to the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings. Other expenses decreased primarily due to gains on the disposition of leased equipment.

                                  INCOME TAXES

     1st Source recognized income tax expense for the three and six months ended June 30, 2004, of $4.41 million and $6.67 million, for effective rates of 33.59% and 32.59%, compared to $1.79 million and $3.58 million, for effective rates of 27.65% and 28.09%, for the three and six months ended June 30, 2003. The effective income tax rate rose as a result of the increase in pretax income.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2003. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2003.

                                     ITEM 4.
                             CONTROLS AND PROCEDURES

     1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2004, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     1st Source reported in its Form 10-K filed February 19, 2004, on an adversary proceeding filed against the Bank by Airmotive, Inc., by and through the Official Unsecured Creditor's Committee of Airmotive, Inc. Discovery remains ongoing in this proceeding and management expects that discovery will conclude later in 2004 and that a trial of the proceeding will be scheduled sometime during 2005.

ITEM 2.  Changes in Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                             (a)                (b)                       (c)                                (d)
                                                                    Total number of             Maximum number (or approximate
                         Total number         Average              shares purchased                dollar value) of shares
                          of shares       price paid per     as part of publicly announced     that may yet be purchased under
Period                    purchased            share             plans or programs (1)              the plans or programs
-----------------------------------------------------------------------------------------------------------------------------------
April 01 - 30, 2004             0                    0                     0                               855,785
May 01 - 31, 2004         103,733                21.54                  103,733                            752,052
June 01 - 30, 2004              0                    0                     0                               752,052

(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, 2001. Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 286,938 shares.


ITEM 3.  Defaults Upon Senior Securities.

              None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The following actions were taken by the shareholders of 1st Source at the annual shareholders' meeting held April 28, 2004:

1.  Election of Directors

The directors named below were elected to the board of directors for terms expiring in April 2006, as follows:

Nominee                     Votes For          Votes Withheld
-------                     ---------          --------------
Terry L. Gerber             20,143,683                184,824
Craig A. Kapson             20,142,927                186,256
John T. Phair               20,143,683                180,020
Mark D. Schwabero           20,140,108                160,057

The directors named below were re-elected to the board of directors for terms expiring in April 2007, as follows:

Nominee                     Votes For          Votes Withheld
-------                     ---------          --------------
David C. Bowers             20,140,108                186,047
Daniel B. Fitzpatrick       20,140,094                206,504
Wellington D. Jones III     20,143,377                163,035
Dane A. Miller              20,143,671                178,984
Toby S. Wilt                20,143,683                184,274

In addition, the following directors continued in office after the 2004 annual meeting:

Terms Expiring in April 2005:                  Terms Expiring in April 2006:

Lawrence E. Hiler                              William P. Johnson
Rex Martin
Christopher J. Murphy III
Timothy K. Ozark

2.  Reapproval of 1998 Performance Compensation Plan Material Terms

Reapproval of material items of the 1998 Performance Compensation Plan in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended, was approved, as follows:

Votes in Favor         Votes Against        Abstentions
--------------         -------------        -----------
19,828,355                311,645           178,291

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

1. Exhibit 31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

2. Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

3. Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

4. Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

(b) Reports on Form 8-K.

     A report on Form 8-K, dated April 27, 2004, was filed under report item number 7 and 12, concerning 1st Source's results of operations for the first quarter ended March 31, 2004.

     A report on Form 8-K, dated April 28, 2004, was filed under report item number 5 and 7, concerning the election of new members to the 1st Source Board.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       1st Source Corporation



DATE   July 29, 2004                    /s/Christopher J. Murphy III
       -------------                    ------------------------------------
                                        Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE   July 29, 2004                   /s/Larry E. Lentych
       -------------                   -------------------------------------
                                        Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer