Form 10-Q
period 2004-09-30
1ST SOURCE CORP
filed 2004-10-29
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 Yes X No ______

               Number of shares of common stock outstanding as of
                      October 21, 2004 - 20,725,707 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            September 30, 2004, and December 31, 2003                          3
            Consolidated statements of income --
            three months and nine months ended September 30, 2004 and 2003 4 Consolidated statements of changes in shareholders' equity --
            nine months ended September 30, 2004 and 2003                      5
            Consolidated statements of cash flows --
            nine months ended September 30, 2004 and 2003                      6
            Notes to the Consolidated Financial Statements                     7
Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19
Item 4.  Controls and Procedures                                              19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19
Item 3.  Defaults Upon Senior Securities                                      20
Item 4.  Submission of Matters to a Vote of Security Holders                  20
Item 5.  Other Information                                                    20
Item 6.  Exhibits                                                             20

SIGNATURES                                                                    20

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

                                                                      September 30,      December 31,
                                                                         2004               2003
                                                                    ---------------------------------
ASSETS
------

Cash and due from banks                                               $    69,842        $   109,787
Federal funds sold and
  interest bearing deposits with other banks                               52,934              1,355
Investment securities, available-for-sale
  (amortized cost of $774,626 and $759,945
  at September 30, 2004 and December 31, 2003, respectively)              777,553            763,763

Trading account securities                                                  4,926                  -

Mortgages held for sale                                                    74,253             60,215

Loans, net of unearned discount:
  Commercial and agricultural loans                                       446,185            402,905
  Auto, light truck and environmental equipment                           267,818            269,490
  Medium and heavy duty truck                                             249,090            221,562
  Aircraft financing                                                      450,785            489,155
  Construction equipment financing                                        204,576            219,562
  Loans secured by real estate                                            559,460            533,749
  Consumer loans                                                           97,317             94,577
                                                                    --------------------------------
Total loans                                                             2,275,231          2,231,000
Reserve for loan losses                                                   (68,189)           (70,045)
                                                                    ---------------------------------
Net loans                                                               2,207,042          2,160,955

Equipment owned under operating leases
     (net of accumulated depreciation)                                     47,454             70,305
Net premises and equipment                                                 37,577             38,431
Accrued income and other assets                                           118,957            125,342
                                                                    ---------------------------------
Total assets                                                          $ 3,390,538        $ 3,330,153
                                                                    =================================
LIABILITIES
-----------

Deposits:
  Noninterest bearing                                                 $   380,536        $   396,026
  Interest bearing                                                      2,073,685          2,091,189
                                                                    ---------------------------------
Total deposits                                                          2,454,221          2,487,215

Federal funds purchased and securities
  sold under agreements to repurchase                                     368,370            276,040
Other short-term borrowings                                               109,642            114,814
Long-term debt and mandatorily redeemable securities                       22,973             22,802
Subordinated notes                                                         59,022             56,444
Accrued expenses and other liabilities                                     53,252             58,147
                                                                    ---------------------------------
Total liabilities                                                       3,067,480          3,015,462

SHAREHOLDERS' EQUITY
--------------------
Preferred stock; no par value                                                   -                  -
Common stock; no par value                                                  7,578              7,578
Capital surplus                                                           214,001            214,001
Retained earnings                                                         110,244            100,534
Cost of common stock in treasury                                          (10,571)            (9,777)
Accumulated other comprehensive income                                      1,806              2,355
                                                                    ---------------------------------
Total shareholders' equity                                                323,058            314,691
                                                                    ---------------------------------
Total liabilities and shareholders' equity                            $ 3,390,538        $ 3,330,153
                                                                    =================================


The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands)
                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                       -------------------------     ---------------------------
                                                          2004            2003            2004           2003
                                                       -----------   -----------     -----------     -----------
Interest income:
  Loans                                                $   32,144    $   33,063      $   96,502      $  105,776
  Investment securities, taxable                            3,793         4,205          12,188          13,449
  Investment securities, tax-exempt                         1,260         1,386           3,835           4,266
  Other                                                        23           337             134             782
                                                       -----------   -----------     -----------     -----------
Total interest income                                      37,220        38,991         112,659         124,273

Interest expense:
  Deposits                                                  9,833        11,919          29,253          38,877
  Short-term borrowings                                     1,826         1,386           4,366           4,148
  Subordinated notes                                          975           961           2,898           2,842
  Long-term debt and
    mandatorily redeemable securities                         363           181             823             566
                                                       -----------   -----------     -----------     -----------
Total interest expense                                     12,997        14,447          37,340          46,433
                                                       -----------   -----------     -----------     -----------
Net interest income                                        24,223        24,544          75,319          77,840
Provision for loan losses                                     237         4,078             820          14,529
                                                       -----------   -----------     -----------     -----------
Net interest income after
  provision for loan losses                                23,986        20,466          74,499          63,311

Noninterest income:
  Trust fees                                                3,072         2,643           9,302           8,019
  Service charges on deposit accounts                       4,272         4,010          12,093          11,656
  Mortgage banking (loss)/income                             (828)        6,453           4,517          15,795
  Equipment rental income                                   4,270         6,217          15,021          19,443
  Other income                                              3,364         2,665           7,747           9,587
  Investment securities and
    other investment losses                                (3,744)       (3,134)         (4,034)         (3,689)
                                                       -----------   -----------     -----------     -----------
Total noninterest income                                   10,406        18,854          44,646          60,811
                                                       -----------   -----------     -----------     -----------
Noninterest expense:
  Salaries and employee benefits                           16,622        17,195          48,242          52,732
  Net occupancy expense                                     1,764         1,726           5,322           5,375
  Furniture and equipment expense                           2,416         2,601           7,697           7,919
  Depreciation - leased equipment                           3,533         4,789          11,952          15,197
  Supplies and communication                                1,396         1,532           4,279           4,601
  Loan collection and repossession expense                  1,313           295           3,189           5,861
  Other expense                                             5,330         4,566          15,980          13,096
                                                       -----------   -----------     -----------     -----------
Total noninterest expense                                  32,374        32,704          96,661         104,781
                                                       -----------   -----------     -----------     -----------
Income before income taxes                                  2,018         6,616          22,484          19,341
Income tax (benefit)/expense                               (1,290)        1,973           5,379           5,548
                                                       -----------   -----------     -----------     -----------
Net income                                             $    3,308    $    4,643      $   17,105      $   13,793
                                                       ===========   ===========     ===========     ===========

Other comprehensive income, net of tax:
  Change in unrealized
    appreciation (depreciation) of
    available-for-sale securities                           7,045        (1,103)           (549)           (419)
                                                       -----------   -----------     -----------     -----------
Total comprehensive income                             $   10,353    $    3,540      $   16,556      $   13,374
                                                       ===========   ===========     ===========     ===========
Per common share:
  Basic net income per common share                    $    0.16     $    0.23       $    0.83       $    0.66
                                                       ===========   ===========     ===========     ===========
  Diluted net income per common share                  $    0.16     $    0.22       $    0.82       $    0.65
                                                       ===========   ===========     ===========     ===========
  Dividends                                            $    0.110    $    0.090      $    0.310      $    0.270
                                                       ===========   ===========     ===========     ===========
Basic weighted average common shares outstanding       20,682,707    20,677,678      20,703,344      20,915,465
                                                       ===========   ===========     ===========     ===========
Diluted weighted average common shares outstanding     20,953,401    21,036,474      20,968,643      21,246,855
                                                       ===========   ===========     ===========     ===========

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands)
                                                                                                                     Net
                                                                                                                 Unrealized
                                                                                                                Appreciation
                                                                                                      Cost of   (Depreciation)
                                                                                                      Common    of Securities
                                                               Common        Capital     Retained      Stock     Available-
                                                  Total         Stock        Surplus     Earnings   in Treasury   For-Sale
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                         $309,429        $7,579      $214,001     $90,897     ($7,637)       $4,589
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
   Net Income                                        13,793             -             -      13,793           -             -
   Change in unrealized appreciation
   of available-for-sale securities                    (419)            -             -           -           -          (419)
                                              --------------
Total Comprehensive Income                           13,374             -             -           -           -             -
Effects of SFAS 150 -399,241 Mandatorily
 redeemable shares reclassed as liabilities          (5,897)            -             -        (955)     (4,942)            -
Issuance of 159,872 common shares
 under stock based compensation plans,
 including related tax effects                        2,183            (1)            -        (482)      2,666             -
Cost of 29,881 shares of common
stock acquired for treasury                            (438)            -             -           -        (438)            -
Cash dividend ($.270 per share)                      (5,680)            -             -      (5,680)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                      $312,971        $7,578      $214,001     $97,573    ($10,351)       $4,170
==============================================================================================================================

Balance at January 1, 2004                         $314,691        $7,578      $214,001    $100,534     ($9,777)       $2,355
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
   Net Income                                        17,105             -             -      17,105           -             -
   Change in unrealized appreciation
   of available-for-sale securities                    (549)            -             -           -           -          (549)
                                              --------------
Total Comprehensive Income                           16,556             -             -           -           -             -
Issuance of 222,532 common shares
 under stock based compensation plans,
 including related tax effects                        3,177             -             -        (976)      4,153             -
Cost of 213,884 shares of common
stock acquired for treasury                          (4,947)            -             -           -      (4,947)            -
Cash dividend ($0.31 per share)                      (6,419)            -             -      (6,419)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                      $323,058        $7,578      $214,001    $110,244    ($10,571)       $1,806
==============================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
                                                                        Nine Months Ended September 30,
                                                                      ------------------------------------

                                                                               2004               2003
                                                                      -----------------   ----------------
Operating activities:
     Net income                                                             $   17,105          $ 13,793
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for loan losses                                               820             14,529
           Depreciation of premises and equipment                               15,556             19,030
           Amortization of investment security premiums
               and accretion of discounts, net                                   4,982              4,317
           Amortization of mortgage servicing rights                             9,589              5,999
           Mortgage servicing asset impairment charges                          (1,954)             2,596
           Deferred income taxes                                                 2,959             (2,501)
           Unrealized investment securities losses                               3,669              2,743
           Realized investment securities losses                                   365                946
           Change in mortgages held for sale                                   (14,038)            79,144
           Change in trading account securities                                 (4,926)             2,525
           Decrease in interest receivable                                         611              1,621
           Decrease in interest payable                                           (473)            (3,711)
           Change in other assets                                               (1,861)             6,645
           Change in other liabilities                                          (7,041)             7,566
           Other                                                                    82              1,023
                                                                      -----------------   ----------------
Net cash from operating activities                                              25,445            156,265

Investing activities:
     Proceeds from sales and maturities of investment securities               170,424            271,360
     Purchases of investment securities                                       (194,120)          (393,548)
     Net change in short-term investments                                      (51,579)            15,772
     Loans sold or participated to others                                            -             49,784
     Net change in loans                                                       (46,907)            98,522
     Net change  in equipment owned under operating leases                      10,899              3,781
     Purchases of premises and equipment                                        (2,737)            (2,147)
                                                                      -----------------   ----------------
Net cash (used in)/from investing activities                                  (114,020)            43,524

Financing activities:
     Net change in demand deposits, NOW
        accounts and savings accounts                                          (48,906)          (105,435)
     Net change in certificates of deposit                                      15,912           (114,433)
     Net change in short-term borrowings                                        87,158              6,260
     Proceeds from issuance of long-term debt                                      500                784
     Proceeds from issuance of subordinated notes                               30,929                  -
     Payments on subordinated notes                                            (28,351)                 -
     Payments on long-term debt                                                   (301)              (668)
     Proceeds from issuance of treasury stock                                    3,177              2,183
     Acquisition of treasury stock                                              (4,947)              (438)
     Cash dividends                                                             (6,541)            (5,680)
                                                                      -----------------   ----------------
Net cash from/(used in)financing activities                                     48,630           (217,427)

Net change in cash and cash equivalents                                        (39,945)           (17,638)

Cash and cash equivalents, beginning of year                                   109,787            120,894
                                                                      -----------------   ----------------
Cash and cash equivalents, end of period                                    $   69,842          $ 103,256
                                                                      =================   ================

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders' equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2003 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

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

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 6 - Stock-Based Compensation use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans.

Note 2.    Recent Accounting Pronouncements

     THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS: (Emerging Issues Task Force (EITF) No. 03-01.) The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. 1st Source will evaluate the impact of EITF 03-01 once final guidance is issued.

     APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS: SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on 1st Source's financial statements.

     ACCOUNTING FOR STOCK-BASED COMPENSATION: On March 31, 2004, the FASB issued the Exposure Draft, SHARE-BASED PAYMENT, which is a proposed amendment to SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." In this draft, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods in the income statement based on their fair values. The final standard would be effective for public companies for interim or annual periods beginning after June 15, 2005. 1st Source is in the process of evaluating the impact of the exposure draft.

Note 3.  Investments Securities - Other-Than-Temporary Impairment

     As part of its strategy to manage interest rate risk, 1st Source had purchased floating rate preferred stock issued by the Federal National Home Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). As prevailing interest rates have declined, the market value of these securities has also decreased. In the quarter ended September 30, 2004, 1st Source recognized a $3.67 million non-cash pre-tax charge to expense for the other-than-temporary decline in value. 1st Source accounts for these securities in accordance with SFAS No. 115, which requires that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be realized as expense in the income statement. Based on a number of factors, including the magnitude of the decline in the market value and the length of time the market value had been below cost, 1st Source concluded that the decline in value was other-than-temporary. Accordingly, the other-than-temporary impairment was recognized in the income statement as an investment securities loss. A corresponding reduction in unrealized losses, net of tax, in shareholders' equity was recorded totaling $2.26 million. Gross unrealized losses on debt securities that have been in a continuous unrealized loss position for twelve months or longer were $0.96 million at September 30, 2004. Because 1st Source has the ability and intent to hold these investments until a market price recovery, which may be at maturity, 1st Source does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

Note 4.  Reserve for Loan Losses

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

Note 5.  Financial Instruments with Off-Balance-Sheet Risk

     To meet the financing needs of its customers, in the normal course of business 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. 1st Source's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. 1st Source uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

     As of September 30, 2004, and December 31, 2003, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $189.66 million and $143.92 million, respectively. Outstanding commitments to sell mortgage loans aggregated $136.60 million at September 30, 2004, and $99.53 million at December 31, 2003. Standby letters of credit totaled $91.75 million and $101.26 million at September 30, 2004, and December 31, 2003, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 6.  Stock-Based Compensation

     The following pro forma information presents net income and earnings per share for the three and nine month periods ended September 30, 2004, and 2003 as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.


(Dollars in thousands)                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------- ------------- -------------- ---------
                                                        2004           2003          2004           2003
                                                        ----           ----          ----           ----

Net income                                            $ 3,308        $ 4,643       $ 17,105       $ 13,793
Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                            541            450          1,277           760
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects
                                                         (569)          (481)        (1,487)         (960)
                                                      --------       --------      ----------     --------
Pro forma net income                                  $ 3,280        $ 4,612       $ 16,895       $ 13,593
                                                      =========      =========     ========       ========
Earnings per share:
    Basic--as reported                                 $0.16          $0.23         $0.83          $0.66
                                                       =====          =====         =====          =====
    Basic--pro forma                                   $0.16          $0.22         $0.82          $0.65
                                                       =====          =====         =====          =====
    Diluted--as reported                               $0.16          $0.22         $0.82          $0.65
                                                       =====          =====         =====          =====
    Diluted--pro forma                                 $0.16          $0.22         $0.81          $0.64
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

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of September 30, 2004, as compared to December 31, 2003, and the results of operations for the three and nine months ended September 30, 2004, and 2003. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2003 Annual Report.

                               FINANCIAL CONDITION

    1st Source's assets at September 30, 2004, were $3.39 billion, up 1.81% from December 31, 2003. Total loans increased 1.98% and total deposits decreased 1.33% over the comparable figures at the end of 2003.

     Nonperforming assets at September 30, 2004, were $35.97 million compared to $36.83 million at December 31, 2003, a decrease of 2.32%. Nonperforming assets increased $8.07 million during the third quarter of 2004, primarily as a result of a $7.95 million dollar commercial loan placed in nonaccrual status. The year-to-date decrease was due to a decrease in construction equipment and aircraft nonaccrual loans and repossessed assets offset by the commercial loan placed in nonaccrual in the third quarter. At September 30, 2004, nonperforming assets were 1.55% of net loans and leases compared to 1.59% at December 31, 2003.

Accrued income and other assets were as follows:

(Dollars in thousands)

                                                       September 30,     December 31,
                                                           2004             2003
                                                      --------------    -------------
Accrued income and other assets:
  Bank owned life insurance cash surrender value          $  33,339        $  27,376
  Accrued interest receivable                                12,930           13,541
  Mortgage servicing assets                                  20,032           24,324
  Other real estate                                           2,694            4,625
  Repossessions                                               2,516            6,229
  Intangible assets                                          24,246           25,740
  All other assets                                           23,200           23,507
                                                      --------------    -------------
Total accrued income and other assets                     $ 118,957        $ 125,342
                                                      ==============    =============

                                     CAPITAL

      As of September 30, 2004, total shareholders' equity was $323.06 million, up 2.66% from the $314.69 million at December 31, 2003. In addition to net income of $17.11 million, other significant changes in shareholders' equity during the first nine months of 2004 included $4.95 million in treasury stock purchases, and $6.42 million of dividends paid. The accumulated other comprehensive income component of shareholders' equity totaled $1.81 million at September 30, 2004, compared to $2.36 million at December 31, 2003. The decrease in accumulated other comprehensive income was a result of changes in unrealized gain/loss on securities in the available-for-sale portfolio. The 1st Source equity-to-assets ratio was 9.53% as of September 30, 2004, compared to 9.45% at December 31, 2003. Book value per common share rose to $15.59 at September 30, 2004, up from $15.19 at December 31, 2003.

      1st Source declared and paid dividends per common share of $0.11 during the third quarter of 2004. The trailing four quarters dividend payout ratio was 37.96%. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual and required capital amounts and ratios of 1st Source and the Bank, as of September 30, 2004, are presented in the table below:


                                                                                                Required To Be Well
                                                                                                 Capitalized Under
                                                                       Minimum Required for      Prompt Corrective
                                                      Actual             Capital Adequacy        Action Provisions
(Dollars in thousands)                        Amount        Ratio       Amount       Ratio     Amount         Ratio
-------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
        1st Source                             $389,038     14.42%     $215,883      8.00%     $269,854      10.00%
        Bank                                    363,800     13.82       210,551      8.00       263,189      10.00
Tier 1 Capital (to Risk-Weighted Assets):
        1st Source                              354,256     13.13       107,942      4.00       161,912       6.00
        Bank                                    330,466     12.56       105,276      4.00       157,913       6.00
Tier 1 Capital (to Average Assets):
        1st Source                              354,256     10.70       132,374      4.00       165,468       5.00
        Bank                                    330,466     10.23       129,251      4.00       151,564       5.00

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

     Close attention is given to various interest rate sensitivity gaps and interest rate spreads. Maturities of rate sensitive assets are evaluated relative to the maturities of rate sensitive liabilities and interest rate forecasts. At September 30, 2004, the consolidated statement of financial condition was rate sensitive by $88.00 million more liabilities than assets scheduled to reprice within one year or approximately 0.95%.

                           1ST SOURCE CAPITAL TRUST IV

     During the third quarter of 2004, 1st Source completed a private placement issuance of $30 million of trust preferred securities through 1st Source Capital Trust IV (Capital Trust IV), a new unconsolidated subsidiary trust organized under Delaware law. The trust preferred securities were issued at $25.00 per share and bear a 7.66 percent per annum fixed rate of interest, payable quarterly. The securities are redeemable after five years and are due in 2034. The net proceeds of the trust preferred securities issuance were used by 1st Source to redeem $27.5 million in 9.00 percent trust preferred securities issued by 1st Source Capital Trust I (Capital Trust I) in 1997. In connection with the formation of Capital Trust IV, $0.75 million of pre-tax capitalized debt issuance costs were written off, and 1st Source will dissolve its unconsolidated subsidiary Capital Trust I.

                              RESULTS OF OPERATIONS

     Net income for the three and nine month periods ended September 30, 2004, was $3.31 million and $17.11 million respectively, compared to $4.64 million and $13.79 million for the same periods in 2003. Diluted net income per common share was $0.16 and $0.82 respectively, for the three and nine month periods ended September 30, 2004, compared to $0.22 and $0.65 for the same periods in 2003. Return on average common shareholders' equity was 7.19% for the nine months ended September 30, 2004, compared to 5.90% in 2003. The return on total average assets was 0.70% for the nine months ended September 30, 2004, compared to 0.56% in 2003.

     The increase in net income for the nine months ended September 30, 2004, over the first nine months of 2003, was primarily the result of a $13.71 million decrease in the provision for loan losses and a $8.12 million decrease in noninterest expense offset by a $2.52 million decrease in net interest income and a $16.17 million decrease in noninterest income. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended September 30, 2004, was $24.90 million, a decrease of $0.39 million over the same period in 2003. The lower margin in 2004 was due primarily to the ongoing impact of low market interest rates.

     The net interest margin on a fully taxable equivalent basis was 3.18% for the three months ended September 30, 2004, compared to 3.33% for the three months ended September 30, 2003. The taxable equivalent net interest income for the nine month period ended September 30, 2004, was $77.39 million, a decrease of 3.39% over 2003, resulting in a net yield of 3.39%, compared to 3.57% for the same period in 2003. The impact on net interest margin on a fully taxable equivalent basis due to the recognition of fees on loans over the life of the loans was a reduction of nine basis points for the nine months ended September 30, 2004, compared to a ten basis point reduction for the same period last year.

      Total average earning assets increased 3.19% and 1.69%, respectively, for the three and nine month periods ended September 30, 2004, over the comparative periods in 2003. Average loan outstandings increased 8.51% and 4.79% for the three and nine month periods, compared to the same periods in 2003, due primarily to increased loan outstandings in commercial loans secured by aircraft as a result of the fourth quarter 2003 purchase of the securitized aircraft loan portfolio, which was offset by continued runoff in other areas of this loan category and in the construction equipment portfolio. Total average investment securities increased 12.84% and 11.95% for the three and nine month periods over one year ago due to an increase in United States agency and municipal securities. For the nine month period, average mortgages held for sale decreased 44.50%, as demand for mortgage loans was lower in 2004 due to the increased mortgage rate environment. Other investments, which include federal funds sold and trading account securities, decreased for the three and nine month periods over 2003 as excess funds were used to purchase loans from the securitization facility. The taxable equivalent yields on total average earning assets were 4.85% and 5.23% for the three month periods ended September 30, 2004 and 2003, respectively, and 5.02% and 5.64% for the nine month periods ended September 30, 2004 and 2003, respectively.

     Average interest bearing deposits decreased 5.32% and 6.26% for the three and nine month periods, respectively, over the same periods in 2003. The rate on average interest-bearing deposits was 1.93% and 2.21% for the three month periods ended September 30, 2004 and 2003, and 1.91% and 2.39% for the nine month periods ended September 30, 2004 and 2003, respectively, due to a decrease in public funds and brokered deposits. These higher cost deposits were not pursued due to lower funding needs. The rates on average interest-bearing funds were 2.01% and 2.32% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the rates on average interest bearing funds were 1.97% and 2.49%, respectively.

      The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                Three months ended September 30,
                                                           2004                                  2003
                                               ---------------------------------------------------------------------
                                                             Interest                          Interest
                                                 Average     Income/     Yield/     Average     Income/     Yield/
                                                 Balance     Expense     Rate       Balance     Expense     Rate
                                               ---------------------------------------------------------------------
ASSETS:
    Investment securities:
      Taxable                                  $   612,488   $  3,793    2.46%     $  528,971   $  4,205    3.15%
      Tax exempt (1)                               173,432      1,868    4.28%        167,492      2,054    4.86%
    Mortgages held for sale                         67,221        936    5.54%        120,369      1,738    5.73%
    Net loans (2 & 3)                            2,245,291     31,276    5.54%      2,069,261     31,398    6.02%
    Other investments                               11,768         23    0.78%        127,901        337    1.05%
                                               --------------------------------    -------------------------------
Total Earning Assets                             3,110,200     37,896    4.85%      3,013,994     39,732    5.23%

    Cash and due from banks                         83,698                             84,814
    Reserve for loan losses                        (69,921)                           (63,478)
    Other assets                                   209,630                            247,155
                                               ------------                        -----------
Total                                          $ 3,333,607                         $3,282,485
                                               ============                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest bearing deposits                  $ 2,029,141   $  9,833    1.93%     $2,143,112   $ 11,919    2.21%
    Short-term borrowings                          465,433      1,826    1.56%        248,642      1,386    2.21%
    Subordinated notes                              56,864        975    6.82%         56,444        961    6.75%
    Long-term debt and
       mandatorily redeemable securities            22,866        363    6.32%         22,959        181    3.15%
                                               --------------------------------    -------------------------------
Total Interest Bearing Liabilities               2,574,304     12,997    2.01%      2,471,157     14,447    2.32%

    Noninterest bearing deposits                   388,332                            447,968
    Other liabilities                               52,735                             53,170
    Shareholders' equity                           318,236                            310,190
                                               ------------                        -----------
Total                                          $ 3,333,607                         $3,282,485
                                               ============                        ===========

                                                             --------                           --------
Net Interest Income                                          $ 24,899                           $ 25,285
                                                             ========                           ========

Net Yield on Earning Assets on a Taxable
                                                                         ------                             ------
 Equivalent Basis                                                        3.18%                              3.33%
                                                                         ======                             ======


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                   Nine months ended September 30,
                                                               2004                              2003
                                               --------------------------------------------------------------------
                                                             Interest                          Interest
                                                 Average     Income/     Yield/     Average     Income/     Yield/
                                                 Balance     Expense     Rate       Balance     Expense     Rate
                                               ---------------------------------------------------------------------
ASSETS:
    Investment securities:
      Taxable                                  $   584,070   $ 12,188    2.79%      $ 508,667   $ 13,449    3.53%
      Tax exempt (1)                               170,918      5,695    4.45%        165,753      6,304    5.08%
    Mortgages held for sale                         70,892      2,915    5.49%        127,735      5,582    5.84%
    Net loans (2 & 3)                            2,212,015     93,797    5.66%      2,110,811    100,417    6.36%
    Other investments                               14,508        134    1.23%         88,584        782    1.18%
                                               --------------------------------    -------------------------------
Total Earning Assets                             3,052,403    114,729    5.02%      3,001,550    126,534    5.64%

    Cash and due from banks                         79,716                             87,313
    Reserve for loan losses                        (70,046)                           (62,523)
    Other assets                                   218,774                            259,003
                                               ------------                       ------------
Total                                          $ 3,280,847                        $ 3,285,343
                                               ============                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest bearing deposits                  $ 2,040,566   $ 29,253    1.91%    $ 2,176,884  $  38,877    2.39%
    Short-term borrowings                          406,101      4,366    1.44%        244,511      4,148    2.27%
    Subordinated notes                              56,585      2,898    6.84%         55,321      2,842    6.87%
    Long-term debt and
       mandatorily redeemable securities            23,005        823    4.78%         19,273        566    3.93%
                                               --------------------------------    -------------------------------
Total Interest Bearing Liabilities               2,526,257     37,340    1.97%      2,495,989     46,433    2.49%

    Noninterest bearing deposits                   380,551                            422,943
    Other liabilities                               56,167                             53,770
    Shareholders' equity                           317,872                            312,641
                                               ------------                       ------------
Total                                          $ 3,280,847                        $ 3,285,343
                                               ============                       ============

                                                             ---------                          ---------
Net Interest Income                                          $ 77,389                           $ 80,101
                                                             =========                          =========

Net Yield on Earning Assets on a Taxable
                                                                         -----                              -----
 Equivalent Basis                                                        3.39%                              3.57%
                                                                         =====                              =====


(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments for the three month period were $608 in 2004 and $668 in 2003 and for the nine month period were $1,860 in 2004 and $2,038 in 2003.

(2) Loan income includes fees on loans for the three month period of $133 in 2004 and $528 in 2003 and for the nine month period of $1,462 in 2004 and $3,102 in 2003. Loan income also includes the effects of taxable equivalent adjustments, using 35% rate for 2004 and 2003. The tax equivalent adjustments for the three month period were $68 in 2004 and $73 in 2003 and for the nine month period were $210 in 2004 and $223 in 2003.

(3) For purposes of this computation, nonaccruing loans are included in the daily average loan amounts outstanding.

                      PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses for the three month periods ended September 30, 2004 and 2003 was $0.24 million and $4.08 million, respectively, and $0.82 million and $14.53 million for the nine month periods ended September 30, 2004 and 2003, respectively. Net charge-offs of $2.09 million were recorded for the third quarter 2004, compared to $4.05 million for the same quarter a year ago. Year-to-date net charge-offs of $2.68 million have been recorded in 2004, compared to net charge-offs of $10.53 million through September 2003.

     In the third quarter 2004, 1st Source continued to experience moderate improvement in credit quality, even with the addition of a $7.95 million commercial loan reclassed to nonaccrual loans. This improvement led to a decline in the reserve for loan losses of $1.86 million. Loan delinquencies were 1.08% on September 30, 2004, as compared to 1.14% on September 30, 2003, and 1.04% at the end of 2003. Third quarter 2004 net charge-offs decreased as compared to third quarter 2003. The reserve for loan losses as a percentage of loans outstanding at the end of the period was 3.00% as compared to 3.13% one year ago and 3.14% at December 31, 2003. A summary of loan loss experience during the three and nine month periods ended September 30, 2004 and 2003, is provided below.

                                                             (Summary of Reserve for Loan Losses)
                                                 -----------------------------------------------------------
                                                                   (Dollars in Thousands)
                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                 -----------------------------------------------------------
                                                   2004            2003            2004            2003
                                                 ------------   ------------   -------------   -------------
Reserve for loan losses - beginning balance      $    70,045    $    63,194     $    70,045     $    59,218

      Charge-offs                                     (2,632)        (4,931)         (7,059)        (13,054)
      Recoveries                                         539            881           4,383           2,529
                                                 ------------   ------------   -------------   -------------
Net charge-offs                                       (2,093)        (4,050)         (2,676)        (10,525)

Provision for loan losses                                237          4,078             820          14,529
                                                 ------------   ------------   -------------   -------------

Reserve for loan losses - ending balance         $    68,189    $    63,222     $    68,189     $    63,222
                                                 ============   ============   =============   =============

Loans outstanding at end of period               $ 2,275,231    $ 2,020,621     $ 2,275,231     $ 2,020,621
Average loans outstanding during period            2,245,291      2,069,261       2,212,015       2,110,811

Reserve for loan losses as a percentage of
      loans outstanding at end of period               3.00%          3.13%           3.00%           3.13%
Ratio of net charge-offs during period to
      average loans outstanding                        0.37%          0.78%           0.16%           0.67%



                              NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
                                              September 30,    December 31,  September 30,
                                                 2004             2003          2003
                                              -------------   ------------   -------------
Loans past due 90 days or more                    $    361       $    212        $    353
Nonaccrual and restructured loans                   30,958         27,085          32,865
Other real estate                                    2,117          3,010           3,111
Repossessions                                        2,516          6,263           9,369
Equipment owned under operating leases                  20            257             305

                                              -------------   ------------   -------------
Total nonperforming assets                        $ 35,972       $ 36,827        $ 46,003
                                              =============   ============   =============

     Nonperforming assets totaled $35.97 million at September 30, 2004, decreasing 2.32% from $36.83 million at December 31, 2003 and decreasing 21.81% from $46.00 million at September 30, 2003. The decrease during the first nine months of 2004 was primarily related to a decrease in aircraft and construction equipment nonaccrual loans and liquidation of repossessions, offset by the addition of the commercial loan mentioned above to nonaccrual status. Nonperforming assets as a percentage of total loans and leases improved to 1.55% at September 30, 2004, from 1.59% at December 31, 2003 and 2.18% at September 30, 2003.

     As of September 30, 2004, the Bank had a $3.69 million standby letter of credit outstanding which supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     Repossessions continue to consist primarily of aircraft and aircraft parts, representing $1.69 million of the $2.52 million as of September 30, 2004. These aircraft and related equipment have primarily come from defaulted loans to air cargo operators and aircraft dealers. There are also automobiles, light trucks, construction equipment and environmental equipment in repossessed assets at September 30, 2004. At the time of repossession, the recorded amount of the loan is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan losses, unless the equipment is in the process of immediate sale. Any subsequent write-downs are included in noninterest expense.

     Repossessed assets are valued by the loan and credit officers of the Bank or, in certain circumstances, an independent third party. The estimated value generally is determined on an orderly liquidation basis and is based on a variety of available sources. These sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. A number of variables can lead to a decrease in value after the asset is repossessed. These include deterioration in the market value, discovery of new or additional information about the asset, and validity or invalidity of other liens against the asset. Valuation adjustments and net losses upon disposition of repossessions for the three month period ended September 30, 2004, totaled $0.90 million as compared to the valuation adjustments and net gains for the three month period ended September 30, 2003, of ($0.75) million, respectively, and $1.28 million and $1.97 million for the nine month periods ended September 30, 2004 and 2003, respectively.

SUPPLEMENTAL LOAN INFORMATION AS OF SEPTEMBER 30, 2004

(Dollars in thousands)                                                             Other real estate       Year-to-date
                                                    Loan                                  and           net credit losses/
                                                 outstandings      Non-accrual       repossessions         (recoveries)
                                                ---------------  --------------  -------------------  --------------------
Commercial and agricultural loans                  $   446,185        $ 11,309              $     -               $   400
Auto, light truck, and environmental equipment         267,818           3,199                  579                   837
Medium and heavy duty truck                            249,090             170                    -                   347
Aircraft financing                                     450,785          11,994                1,688                 2,101
Construction equipment financing                       204,576           2,417                  215                  (264)
Loans secured by real estate                           559,460           1,422                2,117                   117
Consumer loans                                          97,317             447                   34                   413
                                                ---------------  --------------  -------------------  --------------------
Total                                              $ 2,275,231        $ 30,958              $ 4,633               $ 3,951
                                                ===============  ==============  ===================  ====================

For financial statements purposes, nonaccrual loans are included in loan outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

                               NONINTEREST INCOME

     Noninterest income for the three month periods ended September 30, 2004 and 2003 was $10.41 million and $18.85 million, respectively, and $44.65 million and $60.81 million for the nine month periods ended September 30, 2004 and 2003, respectively. The predominant factors behind the decrease in 2004 were a reduction in mortgage banking income and equipment rental income.

(Dollars in thousands)                                        Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                            ----------------------    --------------------------
                                                                2004        2003          2004           2003
Noninterest income:
  Trust fees                                                 $  3,072    $  2,643      $  9,302        $  8,019
  Service charges on deposit accounts                           4,272       4,010        12,093          11,656
  Mortgage banking (loss)/income                                 (828)      6,453         4,517          15,795
  Insurance commissions                                           933         800         2,658           2,228
  Equipment rental income                                       4,270       6,217        15,021          19,443
  Securitization income                                             -         841             -           2,438
  Other income                                                  2,431       1,024         5,089           4,921
  Investment securities and other investment losses            (3,744)     (3,134)       (4,034)         (3,689)
                                                            ----------  ----------    ----------  --------------
Total noninterest income                                     $ 10,406    $ 18,854      $ 44,646        $ 60,811
                                                            ==========  ==========    ==========  ==============

     For the three months ended September 30, 2004, mortgage banking income decreased over the same period in 2003 due to mortgage servicing rights impairment of $2.51 million in the third quarter of 2004 versus $2.82 million of mortgage servicing rights impairment recovery for the same period in 2003. For the nine months ended September 30, 2004, mortgage servicing rights impairment was $1.95 million versus $2.60 million of impairment for the same period in 2003. For both the three and nine month periods ending September 30, 2004, mortgage banking income was negatively impacted by reduced origination volumes and decreased gains on sales of loans into the secondary market versus the same periods in 2003.

     Trust fees, insurance commissions and service charges on deposit accounts increased in both the three and nine month periods ended September 30, 2004, over the same periods in 2003. Trust fees increased due to growth in assets under management and improvement in the equity markets. Insurance commissions increased due to growth in commercial lines and higher premiums, while an increase in income from consumer overdraft fees caused service charges on deposit accounts to rise.

     Equipment rental income decreased for both the three and nine month periods ended September 30, 2004 over the same periods in 2003 due to the decrease in the operating lease portfolio, while securitization income was eliminated in 2004 as 1st Source no longer has loans securitized. Other income increased during the third quarter 2004 as a result of gain on trading account securities in the amount of $0.61 million versus losses on trading account securities of $0.31 million for the third quarter 2003. Other income on a year-over-year basis remained relatively stable.

     1st Source recorded impairment charges in the amount of $3.67 million and $2.47 million for the third quarter of 2004 and 2003, respectively. During the third quarter of 2004, 1st Source recognized a pre-tax other-than-temporary impairment for investments in FNMA and FHLMC preferred stock that totaled $3.67 million. 1st Source accounts for these securities in accordance with SFAS No.
115. These securities are held as available-for-sale and the unrealized losses had previously been recorded in accumulated comprehensive income. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in market value below 1st Source's cost and the length of time the market value had been below cost, 1st Source concluded that the decline in value was other-than-temporary at the end of the third quarter of 2004. In the third quarter of 2003, 1st Source recorded an impairment charge of $2.47 million to the estimated value of its retained interest in the 1998 1st Source Master Trust Securitization.

                               NONINTEREST EXPENSE

     Noninterest expense for the three month periods ended September 30, 2004 and 2003 was $32.37 million and $32.70 million, respectively, and $96.66 million and $104.78 million for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in noninterest expense in 2004 was primarily due to decreased salaries and employee benefits, decreased depreciation on leased equipment and, decreased loan collection and repossession expense, offset by increased professional fees.

(Dollars in thousands)                              Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                   ----------------------     ---------------------------
                                                     2004        2003              2004           2003
Noninterest expense:
  Salaries and employee benefits                    $ 16,622    $ 17,195        $ 48,242       $  52,732
  Net occupancy expense                                1,764       1,726           5,322           5,375
  Furniture and equipment expense                      2,416       2,601           7,697           7,919
  Depreciation - leased equipment                      3,533       4,789          11,952          15,197
  Professional fees                                    1,370         623           5,336           1,911
  Supplies and communication                           1,396       1,532           4,279           4,601
  Business development and marketing expense             822         978           2,478           2,542
  Intangible asset amortization                          659         647           1,973           2,088
  Loan collection and repossession expense             1,313         295           3,189           5,861
  Other expense                                        2,479       2,318           6,193           6,555
                                                   ----------  ----------     -----------  --------------
Total noninterest expense                           $ 32,374    $ 32,704        $ 96,661       $ 104,781
                                                   ==========  ==========     ===========  ==============

     Salaries and employee benefits decreased on a year-over-year basis caused primarily by the capitalization of $4.38 million in salaries and benefits in connection with the deferral of loan origination costs in 2004, versus $1.40 million in 2003. Decreased mortgage commissions also contributed to the decrease in salaries and employee benefits. These decreases were partially offset by higher executive incentive accruals and increased group insurance costs.

     Third quarter and year-to-date net occupancy expense, furniture and equipment expense, supplies and communication, and business development and marketing expense, and intangible asset amortization, all remained comparable to 2003 levels. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio. Loan collection and repossession expense decreased as valuation adjustments and other expenses related to repossessed assets decreased. Professional fees increased due to increased legal fees relating, in part, to the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings.

                                  INCOME TAXES

     For the three and nine months ended September 30, 2004, 1st Source recognized an income tax (benefit)/expense of ($1.29) million and $5.38 million respectively, for effective rates of (63.92)% and 23.92% respectively, compared to $1.97 million and $5.55 million, for effective rates of 29.82% and 28.69%, for the three and nine months ended September 30, 2003, respectively. During the third quarter 2004, 1st Source recognized an income tax benefit in the amount of $1.54 million which was related to dividend received deductions claimed for the period starting in 2000 through third quarter 2004.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2003. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2003.

                                     ITEM 4.
                             CONTROLS AND PROCEDURES

     1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2004, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     1st Source reported in its Form 10-K filed February 19, 2004, on an adversary proceeding filed against the Bank by Airmotive, Inc., by and through the Official Unsecured Creditor's Committee of Airmotive, Inc. In early October, the parties participated in a mediation that resulted in full settlement of the litigation. The settlement remains subject to bankruptcy court approval, and a hearing to consider approval is scheduled for mid-November. 1st Source has previously reserved for the litigation and the settlement will not have any impact on current earnings.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                               (a)           (b)                        (c)                             (d)
                                                                   Total number of           Maximum number(or approximate
                           Total number       Average              shares purchased           dollar value) of shares
                            of shares     price paid per    as part of publicly announced   that may yet be purchased under
Period                      purchased          share            plans or programs(1)           the plans or programs
-------------------------------------------------------------------------------------------------------------------------
July 01 - 31, 2004                     0                 0                0                           752,052
August 01 - 31, 2004             102,982             24.84             102,982                        649,070
September 01 - 30, 2004                0                 0                0                           649,070

(1)1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, 2001. Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 389,920 shares.

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



                                       1st Source Corporation


DATE   October 28, 2004                /s/CHRISTOPHER J. MURPHY III
       ----------------                ---------------------------------
                                       Christopher J. Murphy III
                                       Chairman of the Board, President and CEO


DATE   October 28, 2004                /s/LARRY E. LENTYCH
       ----------------                -------------------
                                       Larry E. Lentych
                                       Treasurer and Chief Financial Officer
                                       Principal Accounting Officer