Form 10-K
period 2004-12-31
1ST SOURCE CORP
filed 2005-03-16
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 2004

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


The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $256,337,615.

The number of shares outstanding of each of the registrant's classes of stock as of February 9, 2005: Common Stock, without par value -- 20,725,043 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2005 annual meeting of shareholders to be held April 28, 2005, are incorporated by reference into Part III.

                         TABLE OF CONTENTS

Part I

Item  1.  Business                                                             3
Item  2.  Properties                                                           8
Item  3.  Legal Proceedings                                                    8
Item  4.  Submission of Matters to a Vote of Security Holders                  8

Part II

Item  5.  Market for Registrant's Common Equity,
           Related Stockholder Matters and Issuer Purchases of
           Equity Securities                                                   8
Item  6.  Selected Financial Data                                              9
Item  7.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations           9
Item  7A. Quantitative and Qualitative Disclosures about Market Risk          24
Item  8.  Financial Statements and Supplementary Data                         25
            Reports of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition
            Consolidated Statements of Income
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flow
            Notes to Consolidated Financial Statements
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                49
Item 9A.  Controls and Procedures                                             49
Item 9B.  Other Information                                                   49

Part III

Item 10.  Directors and Executive Officers of the Registrant                  50
Item 11.  Executive Compensation                                              50
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                         50
Item 13.  Certain Relationships and Related Transactions                      50
Item 14.  Principal Accounting Fees and Services                              50

Part IV

Item 15.  Exhibits, Financial Statement Schedules                             51

Signatures                                                                    53

                                     PART I
                               ITEM 1. BUSINESS.

GENERAL

1st Source Corporation is an Indiana corporation and registered bank holding company headquartered in South Bend, Indiana, which commenced operations as a bank holding company in 1971. As used herein, unless the context otherwise requires, the term "1st Source" refers to 1st Source Corporation and its subsidiaries. At December 31, 2004, 1st Source had assets of $3.56 billion, loans and leases of $2.28 billion, deposits of $2.81 billion, and total shareholders' equity of $326.60 million.

1st Source, through its principal subsidiary 1st Source Bank (hereafter known as "Bank"), delivers a comprehensive range of consumer and commercial banking services to individual and business customers through 62 banking locations in the northern Indiana and southwestern Michigan regional market area. The Bank also competes for business nationwide by offering specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. The Bank, which was chartered as an Indiana state bank in 1922, is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank is headquartered in South Bend, Indiana, which is in northern Indiana, approximately 95 miles east of Chicago and 140 miles north of Indianapolis. Its principal regional market area consists of 15 counties.

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

COMMERCIAL, AGRICULTURAL, AND REAL ESTATE LOANS -- 1st Source's commercial and agriculture loans (excluding Specialty Finance Group loans and leases) at December 31, 2004, were $425.02 million and were 18.64% of total loans and leases outstanding. The primary focus of this lending area is with privately-held or closely-controlled firms in 1st Source's regional market area.

Loans secured by real estate amounted to $583.44 million, which was 25.59% of total loans and leases outstanding, at December 31, 2004. The primary focus of this lending area is commercial real estate ($388.06 million at December 31, 2004, the majority of which is owner occupied) and residential mortgage lending ($195.38 million at December 31, 2004) in the regional market area. Most of the residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company (Trustcorp). Mortgage loans held for sale were $55.71 million at December 31, 2004.

1st Source offers both fixed-rate and adjustable-rate consumer mortgage loans secured by the properties, substantially all of which are located in 1st Source's primary market area. Adjustable-rate mortgage loans help reduce 1st Source's exposure to changes in interest rates; however, during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required from the borrower.

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

CONSUMER LOANS -- 1st Source's consumer loans at December 31, 2004, amounted to $99.25 million and 4.35% of total loans and leases outstanding. Consumer loans are primarily all other non-real estate loans to individuals in 1st Source's regional market area.

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

SPECIALTY FINANCE GROUP LOANS AND LEASES -- 1st Source's Specialty Finance Group provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies. This Group can be broken down into four areas: auto, light truck, and environmental equipment financing; medium and heavy duty truck financing; aircraft financing; and construction equipment financing. The finance receivables generally provide for monthly payments and may include prepayment penalty provisions.

Auto, light truck, and environmental equipment financing consists of financings to automobile rental and leasing companies, light truck rental and leasing companies, and environmental equipment companies. Auto, light truck, and environmental equipment financing at December 31, 2004, had outstandings of

$263.64 million. Auto, light truck, and environmental equipment finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Medium and heavy duty truck financing at December 31, 2004, had outstandings of $267.83 million. Medium and heavy duty truck finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Aircraft financing consists of financings to aircraft dealers, charter operators, air cargo carriers, and corporate aircraft users. Aircraft financing at December 31, 2004, had outstandings of $444.48 million. Aircraft finance receivables generally range from $100,000 to $15 million with fixed or variable interest rates and terms of two to ten years.

Construction equipment financing includes financing of equipment to construction related companies. Construction equipment financing at December 31, 2004, had outstandings of $196.52 million. Construction equipment finance receivables generally range from $100,000 to $7 million with fixed or variable interest rates and terms of three to seven years.

1st Source also generates equipment rental income through the leasing of construction equipment, various automobiles, and other equipment to customers through operating leases. Total equipment rental income for 2004 totaled $18.86 million with depreciation on this equipment amounting to $15.32 million.

Specialty Finance Group loans and leases are subject to the same credit risk as mentioned above in the discussion under Commercial, Agricultural, and Real Estate Loans. In addition, 1st Source's leasing and equipment financing activity is subject to the risk of cyclical downturns and other adverse economic developments affecting these industries and markets. This area of lending, with transportation in particular, is dependent upon general economic conditions and the strength of the travel and transportation industries. For a further discussion of business risk, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- section titled "Business Risks."

1st Source markets its specialty finance services with sales officers based in 23 locations nationwide. 1st Source markets its financing and leasing services directly to the equipment end users for the acquisition or leasing of equipment, and for capital loans.

1st Source's Specialty Finance Group marketing activities are relationship driven and service oriented. 1st Source focuses on providing prompt, responsive, and customized service to its customers and business prospects with a team of dedicated marketing and management personnel who solicit business from the users of the equipment, as well as from dealers and manufacturers. 1st Source's relationship managers and executive personnel have, on average, over twenty years of experience in the industries they serve. Management believes that the knowledge base and relationships built by this team enables 1st Source to compete effectively. The team's experience with the customer and prospect base, equipment values, resale markets, and economic and industry conditions places 1st Source in a strong competitive position. 1st Source's initiatives include making timely credit decisions, arranging financing structures which meet the customers' needs as well as 1st Source's underwriting criteria, providing direct contact between customers and 1st Source executives with decision-making authority, and providing swift and knowledgeable responses to customers' inquiries and issues.

1st Source's Specialty Finance Group obtains business in several ways. Officers travel throughout their own geographic territories calling directly on prospects. Officers receive referrals from present customers, as well as from dealers, manufacturers, and some select, targeted advertising. Officers also attend numerous trade shows.

1st Source's Specialty Finance Group has developed relationships with over 100 manufacturers, whereby on a non-exclusive basis, the manufacturers refer customers to 1st Source for financing. However, 1st Source does not provide a captive finance service, and thus has no expressed or written agreements or obligations with any manufacturers. All prospects referred undergo the same credit and documentation criteria as other customers.

DEPOSITS -- Through its network of 62 banking centers, 1st Source generates deposits to fund its lending activities. Total deposits at December 31, 2004, were $2.81 billion. To enhance customer service, in addition to its traditional branches, 1st Source offers banking services through its network of 69 automated teller machines, bank by phone services, and online personal and business financial products. Service charges on deposit accounts totaled $16.23 million in 2004.

FEE BASED BUSINESSES -- 1st Source maintains various fee based businesses to complement net interest income.

Trust fees (which include investment management fees, estate administration fees, mutual fund annuity fees, and fiduciary fees) are generated from employee benefit services, personal and agency trusts, and estate administration. In 2004, trust fees were $12.36 million. The market value of trust assets under management at December 31, 2004 was $2.41 billion. At December 31, 2004, these trust assets were comprised of $815.85 million of employee benefit services, $1.25 billion of personal and agency trusts, $164.27 million of estate administration assets, and $180.24 million of custody assets.

Mortgage banking income for 2004 amounted to $9.55 million. Income from loan sale and servicing is generated from the mortgage banking operations of Trustcorp. Trustcorp serviced approximately $1.91 billion of mortgage loans at December 31, 2004. During 2004, $0.28 million of impairment charges were recovered on Trustcorp's mortgage servicing assets.

Insurance commissions from 1st Source's property and casualty insurance agency totaled $3.70 million for 2004.

SERVICES OFFERED BY THE NON-BANKING SUBSIDIARIES

1st Source's other subsidiaries include 1st Source Leasing, Inc., a leasing subsidiary; 1st Source Insurance, Inc., a general property and casualty insurance agency; 1st Source Capital Corporation, a licensed small business investment company; Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Equipment Leasing, Inc., 1st Source Intermediate Holding, LLC, 1st Source Commercial Aircraft Leasing Inc., SFG Equipment Leasing

Corporation I, and Capstone 557 (Proprietary) Limited, companies that manage the assets of the Specialty Finance Group; Trustcorp Mortgage Company, a mortgage banking company with five offices in Indiana and Ohio, and 1st Source Corporation Investment Advisors, Inc., a registered investment advisory subsidiary, that provides investment management services to the 1st Source Monogram Funds and the trust and investment clients of 1st Source Bank. 1st Source's two inactive subsidiaries are FBT Capital Corporation and 1st Source Funding, LLC. 1st Source's unconsolidated subsidiaries include, 1st Source Capital Trust I, II, III, and IV (1st Source was in the process of dissolving 1st Source Capital Trust I at December 31, 2004). These subsidiaries were created to issue trust preferred securities. During the third quarter of 2004, 1st Source issued $30.00 million of trust preferred securities through a newly formed subsidiary, 1st Source Capital Trust IV. The net proceeds of the trust preferred securities issued were used by 1st Source to redeem $27.50 million of trust preferred securities which were issued by 1st Source Capital Trust I in 1997. At December 31, 2004, the balance of 1st Source's total issuance of trust preferred securities was $57.25 million.

COMPETITION

The activities in which 1st Source and the Bank engage are highly competitive. These activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. Larger financial institutions competing within 1st Source's principal market, but headquartered elsewhere, include Fifth Third Bank, Key Bank, National City Bank, Standard Federal Bank, JPMorgan Chase (Bank One), and Wells Fargo Bank. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and leases, other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans and leases to large commercial borrowers, relative lending limits.

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

1st Source competes against these financial institutions by offering a full array of products and highly personalized services. 1st Source also relies on a history in its core market dating back to 1863, relationships that long-term employees have with their customers, and the capacity for quick local decision-making.

EMPLOYEES

1st Source employs approximately 1,200 persons on a full-time equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

REGULATION AND SUPERVISION

GENERAL -- 1st Source and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of 1st Source. The operations of 1st Source may be affected by legislative changes and by the policies of various regulatory authorities. 1st Source is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.

1st Source is a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). 1st Source is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

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

The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing, or controlling banks. As discussed below, the Gramm-Leach-Bliley Act, which was enacted in 1999, established a new type of bank holding company known as a "financial holding company," that has powers that are not otherwise available to bank holding companies.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989 -- The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) reorganized and reformed the regulatory structure applicable to financial institutions generally.

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 -- The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2004, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10.00%, its Tier 1 risk-based capital ratio exceeded 6.00%, its leverage ratio exceeded 5.00%, and it was not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996 -- The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. Among other things, EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies.

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

USA PATRIOT ACT OF 2001 -- The USA Patriot Act of 2001 (USA Patriot Act) was signed into law primarily as a result of the terrorist attacks of September 11, 2001. The USA Patriot Act is comprehensive anti-terrorism legislation that, among other things, substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions.

The regulations adopted by the United States Treasury Department under the USA Patriot Act impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Additionally, the regulations require that 1st Source, upon request from the appropriate federal regulatory agency, provide records related to anti-money laundering, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and perform other related duties.

Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution.

REGULATIONS GOVERNING CAPITAL ADEQUACY -- The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank will be required to submit an acceptable plan for achieving compliance with the capital guidelines and will be subject to denial of applications and appropriate supervisory enforcement actions. The various regulatory capital requirements that 1st Source is subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data -- Note P of the Notes to Consolidated Financial Statements. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

COMMUNITY REINVESTMENT ACT -- The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. Federal banking regulators are required to consider a financial institution's performance in these areas as they review applications filed by the institution to engage in mergers or acquisitions or to open a branch or facility.

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

RESERVE REQUIREMENTS -- The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3.00% must be maintained against net transaction accounts greater than $6.60 million and less than $45.4 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $45.4 million.

DIVIDENDS -- The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators, and by the principles of prudent bank management.

MONETARY POLICY AND ECONOMIC CONTROL -- The commercial banking business in which 1st Source engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans and leases or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of 1st Source and the Bank cannot be predicted.

SARBANES-OXLEY ACT OF 2002 -- On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (SOA). The SOA's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (Exchange Act.)

Among other things, the SOA creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control, and ethical standards for auditors of public companies. The SOA also requires public companies to make faster and more-extensive financial disclosures, requires the chief executive officer and the chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

The SOA also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company's outside auditor, and requires the auditor to report directly to the audit committee. The SOA authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committees, to pay the company's auditors and any advisors that its audit committee retains. The SOA also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company's registered public accounting firm, in their annual reports to stockholders.

Although 1st Source will incur additional expenses in complying with the provisions of the SOA and the resulting regulations, management does not expect that such compliance will have a material impact on 1st Source's results of operations or financial condition.

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

                              ITEM 2. PROPERTIES.

1st Source's headquarters building is located in downtown South Bend. In 1982, the land was leased from the City of South Bend on a 49-year lease, with a 50-year renewal option. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. Also, in 1982, 1st Source sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The building is a structure of approximately 160,000 square feet, with 1st Source and its subsidiaries occupying approximately 70% of the available office space and approximately 30% presently subleased to unrelated tenants.

1st Source also owns property and/or buildings on which 41 of the Bank subsidiary's 62 banking centers are located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien County in the State of Michigan, as well as an operations center, training facility, warehouse, and its former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings from third parties under lease agreements negotiated at arms-length.

                           ITEM 3. LEGAL PROCEEDINGS.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of their businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source's consolidated financial position or results of operations.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                   AND ISSUER PURCHASES OF EQUITY SECURITIES.

1st Source's common stock is traded on the Nasdaq Stock Market under the symbol "SRCE." The following table sets forth for each quarter the high and low sales prices for the common stock of 1st Source, as reported by Nasdaq, and the cash dividends paid per share for each quarter.

                                 2004         Cash          2003          Cash
Common Stock Prices          Sales Price    Dividends   Sales Price    Dividends
(quarter ended)              High     Low     Paid      High     Low      Paid
--------------------------------------------------------------------------------
March 31                  $ 24.90  $ 20.96   $.100   $ 17.52  $ 12.80   $ .090
June 30                     25.50    20.35    .100     19.50    12.57     .090
September 30                26.04    22.30    .110     21.80    17.00     .090
December 31                 28.09    25.15    .110     22.64    18.85     .100
================================================================================
As of December 31, 2004, there were 1,085 holders of record of 1st Source common stock.

The following table summarizes share repurchase activity of 1st Source during the three months ended December 31, 2004.


                      Issuer Purchases of Equity Securities

                                   (a)                (b)                    (c)                                   (d)
                                                                      Total Number of                Maximum Number (or Approximate
                                                                     Shares Purchased as              Dollar Value) of Shares that
                             Total Number of     Average Price     Part of Publicly Announced          may yet be Purchased Under
Period                      Shares Purchased    Paid Per Share        Plans or Programs*                 the Plans or Program
------------------------------------------------------------------------------------------------------------------------------------
October 01-31, 2004                 -               $    -                    -                                649,070
November 01-30, 2004              411                26.27                  411                                648,659
December 01-31, 2004                -                    -                    -                                648,659
====================================================================================================================================

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, 2001. Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 390,331 shares.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business -- Regulation and Supervision -- Dividends and Part II, Item 8, Financial Statements and Supplementary Data -- Note P of the Notes to Consolidated Financial Statements.

                        ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with 1st Source's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)      2004              2003             2002              2001             2000

Interest income                                   $   151,437       $   162,322      $   199,503       $   245,566      $   238,222
Interest expense                                       52,749            59,070           80,817           126,957          134,288
----------------------------------------- --------- ------------ ---- ----------- ---- ----------- ----- ----------- ---- ----------
Net interest income                                    98,688           103,252          118,686           118,609          103,934
Provision for loan and lease losses                       229            17,361           39,657            25,745           11,836
----------------------------------------- --------- ------------ ---- ----------- ---- ----------- ----- ----------- ---- ----------
Net interest income after provision for
 loan and lease losses                                 98,459            85,891           79,029            92,864           92,098
Noninterest income                                     62,733            80,196           73,117            87,026           68,553
Noninterest expense                                   127,091           138,904          140,741           121,683          104,513
----------------------------------------- --------- ------------ ---- ----------- ---- ----------- ----- ----------- ---- ----------
Income before income taxes                             34,101            27,183           11,405            58,207           56,138
Income taxes                                            9,136             8,029            1,366            19,709           18,565
----------------------------------------- --------- ------------ ---- ----------- ---- ----------- ----- ----------- ---- ----------
Net income                                        $    24,965       $    19,154      $    10,039       $    38,498      $    37,573
----------------------------------------- --------- ------------ ---- ----------- ---- ----------- ----- ----------- ---- ----------
Assets at year-end                                $ 3,563,715       $ 3,330,153      $ 3,407,468       $ 3,562,691      $ 3,182,181
Long-term debt and mandatorily redeemable
  securities at year-end                               17,964            22,802           16,878            11,939           12,060
Shareholders' equity at year-end                      326,600           314,691          309,429           306,190          270,572
Basic net income per common share*                       1.21              0.92             0.48              1.85             1.81
Diluted net income per common share*                     1.19              0.91             0.47              1.82             1.79
Cash dividends per common share*                         .420              .370             .360              .351             .334
Dividend payout ratio                                   35.29%            40.66%           76.60%            19.29%           18.66%
Return on average assets                                 0.75%             0.59%            0.29%             1.14%            1.24%
Return on average common equity                          7.81%             6.12%            3.23%            13.14%           14.88%
Average common equity to average assets                  9.55%             9.60%            8.95%             8.69%            8.31%
====================================================================================================================================

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

FORWARD-LOOKING STATEMENTS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" about 1st Source. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates, or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in laws, regulations, or U.S. generally accepted accounting principles; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in the local, regional, or national economies or in the industries in which 1st Source has credit concentrations; and the matters described under Business Risks, below. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

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

1ST SOURCE'S SUCCESS DEPENDS ON ITS ABILITY TO COMPETE EFFECTIVELY IN THE COMPETITIVE FINANCIAL SERVICES INDUSTRY -- 1st Source and its operating subsidiaries encounter strong competition for deposits, loans and leases, and other financial services in all of its lines of business. 1st Source's principal competitors include other commercial banks, savings banks, credit unions, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, mortgage companies, private issuers of debt obligations, venture capital firms, and suppliers of other investment alternatives, such as securities firms and insurance companies.

Some of its non-bank competitors are not subject to the same degree of regulation as 1st Source and its subsidiaries and have advantages over 1st Source in providing certain services. Many of 1st Source's competitors are significantly larger and have greater access to capital and other resources. In recent years, there has been substantial consolidation among companies in the financial services industry. Such consolidation may increase competition. Further, 1st Source's ability to compete effectively is dependent on its ability to adapt successfully to technological and other changes within the banking and financial services industry.

1ST SOURCE'S BUSINESS MAY BE ADVERSELY AFFECTED BY THE HIGHLY REGULATED ENVIRONMENT IN WHICH IT OPERATES -- 1st Source's failure to comply with the many requirements of state and federal law could lead to termination or suspension of its licenses, rights of rescission for borrowers, class action lawsuits, and administrative enforcement actions. Recently enacted and future legislation and regulations may have a significant impact on the financial services industry. Regulatory or legislative changes could increase 1st Source's costs of doing business, restrict its access to new products or markets, cause 1st Source to change some of its products or the way it operates its different lines of business, or otherwise adversely affect its operations or the manner in which it conducts its business and, on the whole, adversely affect the profitability of its businesses.

1ST SOURCE MAY BE ADVERSELY AFFECTED BY A GENERAL DETERIORATION IN ECONOMIC CONDITIONS -- The risks associated with 1st Source's business are greater in periods of a slowing economy or recession. Economic declines may be accompanied by a decrease in demand for consumer and commercial credit and declining real estate and other asset values. Declining real estate and other asset values, particularly transportation related equipment, may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures, and losses generally increase during economic slow downs or recessions. Additionally, 1st Source's servicing costs, collection costs, and credit losses may also increase in periods of economic slow down or recession.

1ST SOURCE IS SUBJECT TO CREDIT RISK INHERENT IN ITS LOAN AND LEASE PORTFOLIOS -- In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. 1st Source maintains a reserve for loan and lease losses to absorb the level of losses that it estimates to be probable in its portfolios. However, its reserve for loan and lease losses may not be sufficient to cover the loan and lease losses that it may actually incur. If 1st Source experiences defaults by borrowers in any of its businesses, 1st Source's earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality in its local business loan portfolio, and changes in national economic conditions could adversely affect the quality of its Specialty Finance Group's portfolio.

CERTAIN 1ST SOURCE LENDING PRODUCT LINES COULD CONTINUE TO EXPERIENCE SLOW DOWNS -- 1st Source has specialty national businesses in commercial loans and leases secured by transportation and construction equipment, including the financing of aircraft for dealers and air cargo operators, and the financing of vehicles for the rental and leasing industries. 1st Source's aircraft and automobile rental businesses were adversely affected by the slow down in the economy over the past two years. Aircraft and used automobile values dropped precipitously. Customers who rely on the use of aircraft or automobiles to produce income were negatively affected, and 1st Source experienced substantial loan and lease losses in 2002 and 2003 primarily in its aircraft and auto rental financing units. Since some of the relationships in these industries are large (up to $15 million), a continued slow down could have a significant adverse impact on 1st Source's performance.

1ST SOURCE COULD BE ADVERSELY IMPACTED BY THE NEGATIVE EFFECTS CAUSED BY TERRORIST ATTACKS, POTENTIAL ATTACKS, AND OTHER DESTABILIZING EVENTS -- These factors could contribute to the deterioration of the quality of our loan and lease portfolio, as they could have a negative impact on the travel sensitive businesses for which 1st Source provides financing.

1ST SOURCE'S FINANCIAL PERFORMANCE DEPENDS IN PART ON ITS ABILITY TO DEVELOP, MARKET, AND DELIVER NEW AND INNOVATIVE PRODUCTS AND SERVICES THROUGH THE USE OF TECHNOLOGY -- Developing and implementing such technology may require significant financial investments and staff time, may be more difficult or expensive to implement than anticipated, and there is no guarantee that the end result will be attractive to 1st Source customers.

1ST SOURCE MAY BE ADVERSELY AFFECTED BY INTEREST RATE CHANGES -- Although 1st Source actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely affect its net interest margin if changes in its cost of funds do not correspond to changes in income yields. Such fluctuations could also continue to negatively impact its mortgage banking operations, which are very interest rate sensitive, by increasing the runoff rates in the servicing portfolio, reducing loan origination activities, or increasing funding costs. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in nonperforming assets and a reduction of interest accrued into income, which could have a material adverse effect on 1st Source's results of operations. 1st Source recorded non-cash valuation adjustments in 2004, 2003, and 2002 for (recoveries)/impairment of the carrying value of the mortgage servicing assets held by Trustcorp.

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

CRITICAL ACCOUNTING POLICIES

1st Source's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates or judgments reflect management's view of the most appropriate manner in which to record and report 1st Source's overall financial performance. Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on the financial statements. All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data, Note A (Note A), which begins on page 31, should be reviewed for a greater understanding of how 1st Source's financial performance is recorded and reported.

1st Source has identified three policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan and lease losses, the valuation of mortgage servicing rights, and the valuation of securities. Management has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit Committee of 1st Source's Board of Directors. A brief discussion of 1st Source's critical accounting policies appears below.

RESERVE FOR LOAN AND LEASE LOSSES -- The reserve for loan and lease losses represents management's estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an adequate reserve, management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of future customer performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if management's underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted. 1st Source's accounting policy related to the reserve is disclosed in Note A under the heading "Reserve for Loan and Lease Losses" on page 32.

MORTGAGE SERVICING RIGHTS VALUATION -- 1st Source recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect 1st Source's actual prepayment experience. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note A under the heading "Mortgage Banking Activities" on page 32.

VALUATION OF SECURITIES -- 1st Source's available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer, and 1st Source's intent and ability to hold the security for a time necessary to recover the amortized cost. A decline in value that is considered to be other-than-temporary is recorded as investment securities and other investment losses in the Consolidated Statements of Income. The valuation of securities is discussed further in Note A under the heading "Securities" on page 31.

EARNINGS SUMMARY

Net income in 2004 was $24.97 million, up from $19.15 million in 2003 and up from $10.04 million in 2002. Diluted net income per common share was $1.19 in 2004, $0.91 in 2003, and $0.47 in 2002. Return on average total assets was 0.75% in 2004 compared to 0.59% in 2003, and 0.29% in 2002. Return on average common equity was 7.81% in 2004 versus 6.12% in 2003 and 3.23% in 2002.

Net income in 2004 was favorably affected by a reduced provision for loan and lease losses and reduced loan and lease collection and repossession expense as credit quality improved. In addition, salaries and employee benefit expense declined and trust and deposit fee income increased. Net income was unfavorably affected by decreased net interest margins due to the interest rate environment and a lower yielding earning asset base. The interest rate environment also caused a decline in mortgage banking income. In addition, equipment rental income decreased and professional fees increased. Net income for 2004 also included $4.78 million of other-than-temporary impairment on investment securities.

Dividends declared on common stock in 2004 amounted to $.420 per share, compared to $.370 per share in 2003, and $.360 in 2002. The level of earnings reinvested and dividend payouts are based on management's assessment of future growth opportunities and the level of capital necessary to support them.

SECURITIZED LOAN PORTFOLIO PURCHASE -- In December 2003, the Bank purchased its securitized loan portfolio for $226 million. For several years, 1st Source originated and serviced loans sold to and owned by the 1st Source Master Trust. The loans were secured by business or personal use aircraft or by autos for the rental car industry, two of 1st Source's longstanding specialty finance product lines. The loans served as collateral for note certificates issued by the Master Trust and purchased by institutional investors.

The portfolio purchased included $210.83 million in aircraft loans, $15.19 million in automobile rental loans, and $4.39 million of loan-related assets. Excess cash of $24.53 million in the Master Trust was used to repay 1st Source its retained interest in the Master Trust. At the time of purchase the Bank established a loss reserve of $6.82 million against the portfolio, which was consistent with loss reserves maintained for the Bank's on-balance sheet portfolios. The transaction did not materially change 1st Source's overall loan loss reserve as a percentage of loans outstanding, nor did it have a material impact on the results of operations in 2003.

NET INTEREST INCOME -- Net interest income (the difference between income from earning assets and the interest cost of funding those assets) is 1st Source's primary source of earnings. Net interest income, on a fully taxable equivalent basis, decreased 4.56% in 2004 following a 12.79% decrease in 2003.

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.25% in 2004 compared to 3.56% in 2003, and 3.87% in 2002. The net interest margin was negatively impacted in 2004, due to the focus on higher quality credits which were priced at lower competitive rates, the rewriting of fixed rate loans as customers took advantage of a lower interest rate environment, and the increase of deposits of public funds late in 2004, which, given the temporary nature, could not be invested at a positive spread. In addition, fees on loans and leases which are included in loan and lease interest income decreased in 2004 from 2003 by $2.01 million due to the recognition of these fees over the life of the loans and leases.

The average yield on earning assets in 2004 was 4.94%, compared to 5.54% in 2003, and 6.43% in 2002. Average earning assets in 2004 increased 4.71% following a 5.33% decrease in 2003. The effective rate on interest bearing liabilities was 2.04% in 2004 compared to 2.38% in 2003, and 2.95% for 2002.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities:


                                              2004                               2003                              2002
                                             INTEREST                           Interest                          Interest
                                AVERAGE      INCOME/   YIELD/     Average       Income/   Yield/     Average      Income/     Yield/
(Dollars in thousands)          BALANCE      EXPENSE   RATE       Balance       Expense   Rate       Balance      Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities
  Taxable                     $   590,786    $ 16,361   2.77%    $   535,233    $ 18,410   3.44%    $   486,835   $ 21,359    4.39%
  Tax-exempt(1)                   171,600       7,502   4.37         167,740       8,306   4.95         152,343      8,865    5.82
Mortgages held for sale            69,964       3,868   5.53         112,157       6,496   5.79         118,546      7,881    6.65
Net loans and leases(2,3)       2,240,055     125,469   5.60       2,091,004     131,186   6.27       2,332,992    163,456    7.01
Other investments                  49,585         952   1.92          75,488         916   1.21          58,916      1,078    1.83
----------------------------- -------------- ---------- -------- -------------- ---------- -------- ------------- ----------- ------
Total earning assets            3,121,990     154,152   4.94       2,981,622     165,314   5.54       3,149,632    202,639    6.43
  Cash and due from banks          81,334                             86,483                             91,217
  Reserve for loan and
   lease losses                   (69,567)                           (63,123)                           (59,171)
  Other assets                    215,607                            253,192                            284,704
----------------------------- -------------- ---------- -------- -------------- ---------- -------- ------------- ----------- ------
Total assets                  $ 3,349,364                        $ 3,258,174                        $ 3,466,382
====================================================================================================================================
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing deposits     $ 2,105,013    $ 41,698   1.98%    $ 2,145,467    $ 49,153   2.29%    $ 2,408,801   $ 71,084    2.95%
Short-term borrowings             405,192       6,079   1.50         256,628       5,121   2.00         270,747      5,659    2.09
Subordinated notes                 57,198       3,863   6.75          55,604       3,804   6.84          46,010      3,249    7.06
Long-term debt and
  mandatorily redeemable
  securities                       22,921       1,109   4.84          20,132         992   4.93          13,066        825    6.31
---------------------------- -------------- ---------- -------- -------------- ---------- -------- ------------- ----------- -------
Total interest bearing
  liabilities                   2,590,324      52,749   2.04       2,477,831      59,070   2.38       2,738,624     80,817    2.95
  Noninterest bearing deposits    384,157                            413,794                            362,509
  Other liabilities                55,146                             53,756                             54,837
  Shareholders' equity            319,737                            312,793                            310,412
---------------------------- -------------- ---------- -------- -------------- ---------- -------- ------------- ----------- -------
Total liabilities and
  shareholders' equity        $ 3,349,364                        $ 3,258,174                        $ 3,466,382
====================================================================================================================================
Net interest income                          $101,403                           $106,244                          $121,822
====================================================================================================================================
Net interest margin on a tax
  equivalent basis                                      3.25%                              3.56%                              3.87%
====================================================================================================================================

(1) Interest income includes the effects of tax equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $2,437 in 2004, $2,692 in 2003 and $2,828 in 2002.

(2) Loan and lease income includes fees on loans and leases of $1,336 in 2004, $4,102 in 2003 and $5,042 in 2002. Loan and lease income also includes the effects of tax equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $278 in 2004, $300 in 2003 and $308 in 2002.

(3) For purposes of this computation, nonaccruing loans and leases are included in the average loan and lease balance outstanding.

The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

                                                          Increase (Decrease) due to*
(Dollars in thousands)                                    Volume               Rate        Net
-------------------------------------------------------------------------------------- ----------
2004 COMPARED TO 2003
INTEREST EARNED ON:
  INVESTMENT SECURITIES:
    TAXABLE                                                $ 2,332       $  (4,381)     $ (2,049)
    TAX-EXEMPT                                                 196          (1,000)         (804)
MORTGAGES HELD FOR SALE                                     (2,348)           (280)       (2,628)
NET LOANS AND LEASES                                        11,260         (16,977)       (5,717)
OTHER INVESTMENTS                                              (51)             87            36
------------------------------------------------------------------- ------------------ ----------
TOTAL EARNING ASSETS                                      $ 11,389       $ (22,551)     $(11,162)
=================================================================================================
INTEREST PAID ON:
  INTEREST BEARING DEPOSITS                               $   (914)      $  (6,541)     $ (7,455)
  SHORT-TERM BORROWINGS                                      1,681            (723)          958
  SUBORDINATED NOTES                                           108             (49)           59
  LONG-TERM DEBT AND MANDATORILY REDEEMABLE SECURITIES         135             (18)          117
------------------------------------------------------------------- ------------------ ----------
TOTAL INTEREST BEARING LIABILITIES                        $  1,010       $  (7,331)     $ (6,321)
------------------------------------------------------------------- ------------------ ----------
NET INTEREST INCOME                                       $ 10,379       $ (15,220)     $ (4,841)
=================================================================================================
2003 compared to 2002
Interest earned on:
  Investment securities:
    Taxable                                               $  2,531       $  (5,480)     $ (2,949)
    Tax-exempt                                               1,184          (1,743)         (559)
Mortgages held for sale                                       (405)           (980)       (1,385)
Net loans and leases                                       (15,914)        (16,356)      (32,270)
Other investments                                              841          (1,003)         (162)
-------------------------------------------------------- ---------- ----------------- -----------
Total earning assets                                      $(11,763)      $ (25,562)     $(37,325)
=================================================================================================
Interest paid on:
  Interest bearing deposits                               $ (7,200)      $ (14,731)     $(21,931)
  Short-term borrowings                                       (300)           (238)         (538)
  Subordinated notes                                           652             (97)          555
  Long-term debt and mandatorily redeemable securities         280            (113)          167
-------------------------------------------------------- ---------- ----------------- -----------
Total interest bearing liabilities                        $ (6,568)      $ (15,179)     $(21,747)
=================================================================================================
Net interest income                                       $ (5,195)      $ (10,383)     $(15,578)
=================================================================================================

*The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME -- Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)                     2004            2003           2002
--------------------------------------------------------------------------------
Noninterest income:
  Trust fees                            $ 12,361        $ 10,664       $ 10,252
  Service charges on deposit accounts     16,228          15,532         14,947
  Mortgage banking                         9,553          19,635          7,766
  Securitization income                        -           3,206          4,833
  Insurance commissions                    3,695           3,047          2,431
  Equipment rental income                 18,856          25,448         28,773
  Other income                             6,759           6,600          6,951
  Investment securities and
   other investment losses                (4,719)         (3,936)        (2,836)
--------------------------------------------------------------------------------
Total noninterest income                $ 62,733        $ 80,196       $ 73,117
================================================================================

Noninterest income decreased 21.78% in 2004 from 2003 due to decreases in mortgage banking income, equipment rental income, securitization income, and increased investment securities losses. These decreases were partially offset by growth in trust and deposit fees and insurance commission income. Noninterest income increased 9.68% in 2003 from 2002 primarily due to increased mortgage banking income offset by decreased equipment rental income.

During 2004, the Bank and Trustcorp together produced $856.10 million in new mortgages -- $140.75 million through the Bank; $236.73 million through Trustcorp; and $478.62 million purchased from wholesale production sources. Mortgage banking income decreased 51.35% in 2004 from 2003 compared to an increase of 152.83% in 2003 from 2002. The 2004 decrease was the result of a reduction in mortgage origination and sales due to a higher interest rate environment in 2004 and the associated reduction in refinancing activity. In 2004, there was a recovery of impairment on mortgage servicing assets of $0.28 million versus impairment charges of $0.58 million and $7.33 million during 2003 and 2002, respectively. During 2004 and 2003, 1st Source determined that $0.70 million and $4.63 million, respectively, of previously recorded impairment was unrecoverable and was recorded as a direct write-down to the carrying value of the asset.

Due to the December 2003 purchase of securitized loans by the Bank, there was no securitization income in 2004. Securitization income was down 33.66% in 2003 from 2002. In the first half of 2003, 1st Source allowed the Master Trust to liquidate due to adequate capital and liquidity to hold the loans, otherwise eligible for securitization, on the balance sheet, and the desire to eliminate the expenses associated with the securitization. This resulted in lower gains on loan sales and reduced servicing income for 2003. Servicing income was $3.50 million and $3.78 million in 2003 and 2002, respectively. Gains (losses) on loan sales were $(0.30) million and $1.05 million in 2003 and 2002, respectively.

Trust fees increased by 15.91% in 2004 from 2003 compared to an increase of 4.02% in 2003 over 2002. These increases were reflective of strengthening sales results as new clients brought assets to 1st Source for management and improved asset management fees due to better market performance.

Service charges on deposit accounts increased 4.48% in 2004 from 2003 compared to an increase of 3.91% in 2003 from 2002. The increase in 2004 was attributed primarily to increased consumer overdraft fees. In 2003, overdraft, business service, and debit card fees primarily accounted for the increase in service charges on deposit accounts.

Premiums underwritten through 1st Source Insurance reached $30.64 million in 2004, a 15.63% increase over 2003. Insurance commissions continued to grow and were up 21.27% in 2004 from 2003 compared to an increase of 25.34% in 2003 from 2002. The increases for 2004 and 2003 were attributed to growth in commercial lines and higher premiums.

Equipment rental income generated from operating leases declined by 25.90% during 2004 from 2003 compared to a decrease of 11.56% in 2003 from 2002. Revenues from operating leases for construction equipment, automobiles, and other equipment declined as customers in these industries opted to take advantage of the tax benefits available for purchases of equipment versus equipment rental.

Other income increased 2.41% in 2004 from 2003 compared to a decrease of 5.05% in 2003 from 2002. The increase in 2004 from 2003 was primarily the result of increased income on bank owned life insurance of $0.18 million. The decrease in 2003 from 2002 was primarily the result of the deferral of standby letters of credit fees of $0.22 million.

In 2004, investment securities and other investment losses included $4.58 million of other-than-temporary impairment charges on investments in Federal National Home Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock. 1st Source accounts for these securities in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be realized as expense in the income statement. During 2004, based on a number of factors, including the magnitude of the drop in market value below 1st Source's cost and the length of time the market value had been below cost, 1st Source concluded that the decline in value was other-than-temporary. Also, included in investment securities and other investment losses in 2003 and 2002, were impairment charges on the securitization retained asset of $2.99 million and $1.49 million, respectively. The balance of the net investment securities and other investment losses in 2004, 2003, and 2002 were primarily the result of valuation adjustments on venture capital and other investments.

NONINTEREST EXPENSE -- Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)                                      2004           2003          2002
--------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                          $  63,083     $  69,457     $  67,398
  Net occupancy expense                                       7,196         6,881         6,861
  Furniture and equipment expense                            10,290        10,363        10,719
  Depreciation -- leased equipment                           15,315        19,773        23,494
  Professional fees                                           6,563         2,925         2,609
  Supplies and communication                                  5,708         6,163         6,582
  Business development and marketing expense                  3,613         3,481         3,006
  Intangible asset amortization                               2,631         2,748         2,136
  Loan and lease collection and repossession expense          4,946         8,112         9,851
  Other expense                                               7,746         9,001         8,085
--------------------------------------------------------------------------------------------------
Total noninterest expense                                 $ 127,091     $ 138,904     $ 140,741
==================================================================================================

1st Source experienced a decrease in noninterest expense of 8.50% in 2004 from 2003 compared to a 1.31% decrease in 2003 from 2002. The leading factors contributing to the decrease in noninterest expense in 2004 were reduced salaries and benefits, decreased depreciation on leased equipment, and a decline in loan and lease collection and repossession expenses offset by an increase in professional fees.

Salaries and employee benefits decreased 9.18% in 2004 from 2003, following a 3.05% increase in 2003 from 2002. Salaries decreased 9.61% in 2004 and 2.55% in 2003. The largest component of the 2004 decrease was the impact of the capitalization of an additional $3.21 million in salaries and benefits in connection with the deferral of loan origination costs. In addition, commission expense decreased $2.20 million as mortgage originations slowed in 2004 in comparison to the origination volume experienced in the prior year. Employee benefits decreased 7.52% in 2004, following a 31.83% increase in 2003. In 2004, employee benefits decreased due to a reduction in pension and profit sharing expense and lower group insurance expense. In 2003, the change in employee benefits was primarily the result of increased executive incentives combined with an increase in group insurance expense. The number of full-time equivalent employees was 1,201 at the end of 2004, compared to 1,220 and 1,233 at the end of 2003 and 2002, respectively.

Occupancy expense increased 4.57% in 2004 from 2003, compared to a 0.29% increase in 2003 from 2002. During 2004, real estate property taxes increased as the Indiana state wide property reassessment was finalized. During 2003, the normal annual lease and operating cost increases exceeded the impact of three branch closings.

Furniture and equipment expense, including depreciation, decreased in 2004 from 2003 by 0.71%, compared to a 3.32% decrease in 2003 from 2002. The decrease in 2004 was due to reduced equipment depreciation and repair expense offset by increased software expense. The decrease in 2003 from 2002 was the result of reduced equipment repair costs offset by increased computer processing charges.

Depreciation on operating leases decreased 22.55% in 2004 from 2003, following a 15.84% decrease in 2003 from 2002. Depreciation on operating leases declined in conjunction with the decline in equipment owned under operating leases as customers opted to take advantage of the tax benefits available for purchases of equipment versus equipment rental.

Professional fees increased 124.38% in 2004 from 2003, compared to a 12.11% increase in 2003 from 2002. The increase in 2004 was primarily due to increased legal fees relating, in part, to defense of the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings. Professional fees also increased due to the costs of implementing new internal control evaluation procedures in order to comply with the provisions of Section 404 of the Sarbanes-Oxley Act and fees incurred due to long-term projects involving operations improvements and system upgrades.

Supplies and communications expense decreased 7.38% in 2004 from 2003, compared to a 6.37% decrease in 2003 from 2002. The decrease in 2004 and 2003 was due to continued cost controls over printing and supplies and reduced communication expense.

Business development and marketing expense increased 3.82% in 2004 from 2003, compared to an increase of 15.77% in 2003 from 2002. During 2004, 1st Source continued to engage in effective target advertising and marketing campaigns. The increase in 2003 compared to 2002 was due to increased charitable contributions.

Intangible asset amortization decreased 4.28% in 2004 from 2003 compared to a 31.69% increase in 2003 from 2002. The reduction in 2004 was due to lower amortization of intangibles related to insurance agency acquisitions. The increase in 2003 from 2002 was attributed to the full year effect of amortization on intangible assets due to branch acquisitions.

Loan and lease collection and repossession expenses decreased 39.03% or $3.17 million in 2004 from 2003, compared to a 17.65% or $1.74 million decrease in 2003 from 2002. In 2004, valuation adjustments on repossessed assets continued to decrease along with a decrease in legal and collection expenses. These 2004 decreases were partially offset by valuation adjustments on equipment owned under operating lease. The 2003 decrease was also the result of lower valuation adjustments recorded on repossessed assets netted against increased legal and collection efforts.

A decrease of 13.94% occurred in other expenses during 2004, compared to an 11.33% increase in 2003 from 2002. During 2004, 1st Source and Trustcorp continued to experience favorable reductions in fraud and forgery losses compared to 2003 and 2002. In addition, insurance costs, losses on the disposition of fixed assets, and personal property taxes all declined compared to 2003. These 2004 decreases were offset by the write-off of capitalized debt issuance costs related to the redemption of the 1st Source Capital Trust I trust preferred securities. The primary cause of the increase in 2003 from 2002 was increased insurance costs and losses on the disposal of fixed assets.

INCOME TAXES -- 1st Source recognized income tax expense in 2004 of $9.14 million, compared to $8.03 million in 2003, and $1.37 million in 2002. The effective tax rate in 2004 was 26.79% compared to 29.54% in 2003, and 11.98% in 2002. The effective tax rate declined in 2004 due to dividend received deductions claimed for the period starting 2000 through 2004, reducing tax expense by $1.61 million. For detailed analysis of 1st Source's income taxes see
Part II, Item 8, Financial Statements and Supplementary Data -- Note N of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

LOAN AND LEASE PORTFOLIO -- The following table shows 1st Source's loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)                                  2004          2003          2002           2001           2000
-----------------------------------------------------------------------------------------------------------------------
Commercial and agricultural loans                 $   425,018    $   402,905    $   428,367   $   460,373   $   496,303
Auto, light truck and environmental equipment         263,637        269,490        247,883       212,781       259,382
Medium and heavy duty truck                           267,834        221,562        197,312       131,233            -
Aircraft financing                                    444,481        489,155        323,802       514,573       508,278
Construction equipment financing                      196,516        219,562        303,126       328,004       272,250
Loans secured by real estate                          583,437        533,749        567,950       586,580       593,287
Consumer loans                                         99,245         94,577        111,012       128,305       127,808
---------------------------------------------- ------------------------------------------------------------------------
Total loans and leases                            $ 2,280,168    $ 2,231,000    $ 2,179,452   $ 2,361,849   $ 2,257,308
=======================================================================================================================

At December 31, 2004, 14.5% and 10.9% of total loans and leases were concentrated with borrowers in trucking and truck leasing and construction end users, respectively.

Average loans and leases, net of unearned discount, increased 7.13% in 2004 following a 10.37% decrease in 2003. Loans and leases, net of unearned discount, at December 31, 2004 were $2.28 billion and were 63.98% of total assets, compared to $2.23 billion or 66.99% of total assets at December 31, 2003.

Commercial and agricultural lending outstandings, excluding those secured by real estate, increased 5.49% during 2004. This increase was mainly due to increased sales activity within the commercial loan and small business loan areas coupled with improved market conditions.

Auto, light truck, and environmental equipment financing decreased 2.17% in 2004 from 2003. The decline in this portfolio was the result of a reduction in automobile financing to the funeral industry.

Medium and heavy duty truck loans and leases experienced growth of $46.27 million, or an increase of 20.88%, in 2004. Much of this increase can be attributed to rigorous sales efforts and the ability of the sales staff to continue to produce in the available market for medium and heavy duty trucks. Medium and heavy duty truck loans and leases were reclassified from auto, light truck, and environmental equipment in 2001. This reclassification was made in order to distinguish loans and leases secured by medium and heavy duty trucks from auto, light truck, and environmental equipment for reporting purposes.

Aircraft financing at year-end 2004 decreased 9.13% from year-end 2003. This decrease was mainly due to the intentional reduction of the portfolio in an effort to reduce exposure in the commercial operator business segment.

Construction equipment financing decreased 10.50% in 2004 following a 27.57% decrease in 2003. Much of this decrease can be attributed to the fact that this division focused its efforts on attracting and servicing better credit quality customers and management did not replace certain sales staff which left during 2004.

Loans secured by real estate increased 9.31% during 2004, of this increase 3.62% was attributed to the inclusion of $19.31 million of Government National Mortgage Association (GNMA) repurchase option loans in the loans secured by real estate portfolio, in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Improved market conditions in this loan category also contributed to the increase.

Consumer loans increased 4.94% in 2004 compared to a decrease of 14.81% for 2003. Successful marketing to new and established customers coupled with competitive rates on consumer loans was the main factor in the increase.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2004. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.


(Dollars in thousands)                            0 - 1 Year     1 - 5 Years     Over 5 Years      Total
-------------------------------------------------------------- ------------- ----------------- -------------
Commercial and agricultural loans                 $  291,674     $ 131,506       $   1,838     $   425,018
Auto, light truck and environmental equipment        123,657       139,586             394         263,637
Medium and heavy duty truck                           73,781       185,867           8,186         267,834
Aircraft financing                                   126,406       261,514          56,561         444,481
Construction equipment financing                      74,083       120,785           1,648         196,516
-------------------------------------------------------------- ------------- ----------------- -------------
Total                                             $  689,601     $ 839,258       $  68,627     $ 1,597,486
============================================================================================================


Rate Sensitivity  (Dollars in thousands)                         Fixed Rate      Variable Rate     Total
-------------------------------------------------------------- ------------- ----------------- -------------
1 - 5 Years                                                      $ 561,707       $ 277,551     $   839,258
Over 5 Years                                                        11,252          57,375          68,627
-------------------------------------------------------------- ------------- ----------------- -------------
Total                                                            $ 572,959       $ 334,926     $   907,885
============================================================================================================

CREDIT EXPERIENCE

RESERVE FOR LOAN AND LEASE LOSSES -- 1st Source's reserve for loan and lease losses is provided for by direct charges to operations. Losses on loans and leases are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Management evaluates the adequacy of the reserve quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000), where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of economic trends, all of which may be susceptible to significant and unforeseen change. Management of 1st Source reviews the status of the loan and lease portfolio to identify borrowers that might develop financial problems, in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data -- Note A of the Notes to Consolidated Financial Statements for additional information on management's evaluation of the adequacy of the reserve for loan and lease losses.

The reserve for loan and lease losses at December 31, 2004 totaled $63.67 million and was 2.79% of loans and leases, compared to $70.05 million or 3.14% of loans and leases at December 31, 2003 and $59.22 million or 2.72% of loans and leases at December 31, 2002. It is management's opinion that the reserve for loan and leases losses is adequate to absorb losses inherent in the loan and lease portfolio as of December 31, 2004.

The provision for loan and lease losses for 2004 was $0.23 million, compared to $17.36 million in 2003 and $39.66 million in 2002. The decrease in the provision is consistent with the lower charge-offs and the stabilization of the loan and lease portfolio. Losses on loans to aircraft dealers and operators and loans and leases secured by construction equipment decreased in 2004, and the aircraft portfolio continued to show improving trends. Net (recoveries)/charge-offs to aircraft dealers and operators were ($1.27) million, $5.25 million and $26.48 million in 2004, 2003, and 2002, respectively. The reserve for loan and lease losses increased $6.82 million in 2003 for reserves acquired in acquisitions.

The following table summarizes 1st Source's loan and lease loss experience for each of the last five years ended December 31:


(Dollars in thousands)                              2004            2003             2002           2001            2000
----------------------------------------------------------------------------------------------------------------------------
Amounts of loans and leases outstanding
 at end of period                                $ 2,280,168     $ 2,231,000     $ 2,179,452     $ 2,361,849     $ 2,257,308
----------------------------------------------------------------------------------------------------------------------------
Average amount of net loans and leases
 outstanding during period                       $ 2,240,055     $ 2,091,004     $ 2,332,992     $ 2,347,746     $ 2,156,489
----------------------------------------------------------------------------------------------------------------------------
Balance of reserve for loan and lease losses
 at beginning of period                          $    70,045     $    59,218     $    57,624     $    44,644     $    40,210
----------------------------------------------------------------------------------------------------------------------------
Charge-offs:
 Commercial and agricultural loans                     6,104           1,187           2,376           4,916           1,818
 Auto, light truck and environmental equipment         2,408           2,789           6,380             753             109
 Medium and heavy duty truck                             352              69             771               -               -
 Aircraft financing                                    3,585           6,877          27,401           5,584           4,987
 Construction equipment financing                        686           4,712           2,326             762             393
 Loans secured by real estate                            456             344             340             215              30
 Consumer loans                                        1,090           1,560           2,127           2,102           1,738
----------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                     14,681          17,538          41,721          14,332           9,075
----------------------------------------------------------------------------------------------------------------------------
Recoveries:
 Commercial and agricultural loans                     1,312             519           1,311             328             298
 Auto, light truck and environmental equipment         1,277           1,182             616              71             631
 Medium and heavy duty truck                              14               -               -               -               -
 Aircraft financing                                    4,460           1,698             759              92             230
 Construction equipment financing                        547             248             465             129              50
 Loans secured by real estate                            107              11              26               -               2
 Consumer loans                                          362             523             481             351             462
----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                       8,079           4,181           3,658             971           1,673
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                        6,602          13,357          38,063          13,361           7,402
Provisions charged to operating expense                  229          17,361          39,657          25,745          11,836
Reserves acquired in acquisitions                          -           6,823               -             596               -
----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                        $     63,672     $    70,045     $    59,218     $    57,624    $     44,644
============================================================================================================================
Ratio of net charge-offs to average net
loans and leases outstanding                            0.29%           0.64%           1.63%           0.57%           0.34%
============================================================================================================================


Net charge-offs as a percentage of average loans and leases by portfolio type follow:

                                                    2004            2003           2002           2001            2000
-------------------------------------------------------------- --------------- -------------- -------------- ----------
Commercial and agricultural loans                   1.14%           0.16%          0.23%          0.96%          0.31%
Auto, light truck and environmental equipment       0.43            0.62           2.27           0.29          (0.21)
Medium and heavy duty truck                         0.14            0.03           0.47              -              -
Aircraft financing                                 (0.19)           1.73           6.40           1.03           1.04
Construction equipment financing                    0.07            1.67           0.55           0.21           0.13
Loans secured by real estate                        0.06            0.06           0.05           0.04           0.01
Consumer loans                                      0.77            1.04           1.39           1.37           1.02
-------------------------------------------------------------- --------------- -------------- -------------- ----------
Total net charge-offs to average portfolio
loans and leases                                    0.29%          0.64%           1.63%          0.57%          0.34%
=======================================================================================================================

The reserve for loan and lease losses has been allocated according to the amount deemed necessary to provide for the possibility of losses being incurred within the categories of loans and leases set forth in the table below. The amount of such components of the reserve at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances, are as follows (for purposes of this analysis, auto, light truck and environmental equipment and medium and heavy duty truck loans and leases have been consolidated into the category truck and automobile financing):


                                         2004                 2003                2002               2001               2000
                                           Percent of           Percent of          Percent of         Percent of         Percent of
                                           Loans and            Loans and           Loans and          Loans and          Loans and
                                            Leases               Leases              Leases             Leases             Leases
                                            in Each             in Each             in Each            in Each             in Each
                                            Category            Category            Category           Category            Category
                                            to Total            to Total            to Total           to Total            to Total
                                             Loans               Loans               Loans              Loans               Loans
                                   Reserve    and      Reserve    and      Reserve    and     Reserve    and      Reserve    and
(Dollars in thousands)             Amount    Leases    Amount    Leases     Amount   Leases   Amount    Leases    Amount    Leases
----------------------------- -------- ---------- --------- ---------- --------- ---------- --------- ---------- --------- ---------
Commercial and agricultural loans  $13,612  18.64%     $ 9,589   18.06%    $11,163    19.65%  $14,247   19.49%    $15,532    21.99%
Truck and automobile financing      12,633  23.31       13,966   22.01      11,006    20.43     9,924   14.57       5,764    11.49
Aircraft financing                  26,475  19.49       31,733   21.93      21,603    14.86    19,987   21.79      12,884    22.52
Construction equipment financing     4,502   8.62        9,061    9.84       9,394    13.91     6,463   13.89       5,304    12.06
Loans secured by real estate         4,187  25.59        3,798   23.92       3,656    26.06     4,268   24.84       2,692    26.28
Consumer loans                       2,263   4.35        1,898    4.24       2,396     5.09     2,735    5.42       2,468     5.66
----------------------------- -------- ---------- --------- ---------- --------- ---------- --------- ---------- --------- ---------
Total                              $63,672 100.00%     $70,045  100.00%    $59,218   100.00%  $57,624  100.00%    $44,644  100.00%
====================================================================================================================================

NONPERFORMING ASSETS -- 1st Source's policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, except for mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure. Nonperforming assets amounted to $33.21 million at December 31, 2004 compared to $36.83 million at December 31, 2003, and $64.12 million at December 31, 2002. Impaired loans and leases totaled $47.22 million, $60.04 million, and $60.10 million at December 31, 2004, 2003, and 2002, respectively. During 2004, interest income that would have been recorded on nonaccrual loans and leases under their original terms was $3.21 million, compared to $3.66 million in 2003. Interest income that was recorded on nonaccrual loans and leases was $0.94 million and $0.84 million in 2004 and 2003, respectively.

The overall decrease in nonperforming assets for 2004 was primarily related to a decrease in aircraft and medium and heavy duty truck nonaccrual loans and leases and the liquidation of repossessed aircraft, offset by an increase in commercial nonaccrual loans.


Nonperforming assets at December 31 (Dollars in thousands)            2004       2003          2002           2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Loans past due over 90 days                                        $    481   $    212      $    154      $    453        $    385
Nonaccrual loans and leases and restructured loans:
  Commercial and agricultural loans                                   6,928      2,795         4,819         6,580           8,044
  Auto, light truck and environmental equipment                       2,336      2,419         4,730         3,746           1,769
  Medium and heavy duty truck                                           179      1,823         1,384             -               -
  Aircraft financing                                                 10,132     12,900        12,281        16,365           2,725
  Construction equipment financing                                    4,097      4,663         9,844         5,126           3,026
  Loans secured by real estate                                        1,141      1,786         2,191         3,349           2,755
  Consumer loans                                                        440        699           415           659             849
-----------------------------------------------------------------------------------------------------------------------------------
Total nonaccrual loans and leases and restructured loans             25,253     27,085        35,664        35,825          19,168
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans and leases                                 25,734     27,297        35,818        36,278          19,553
-----------------------------------------------------------------------------------------------------------------------------------
Other real estate                                                     1,307      3,010         4,362         3,137           1,698
Repossessions:
  Commercial and agricultural loans                                       -         34             -             -             157
  Auto, light truck and environmental equipment                       1,112        847         1,364         2,590             341
  Medium and heavy duty truck                                             -          -             -             -               -
  Aircraft financing                                                  3,037      4,551        19,242           770           1,700
  Construction equipment financing                                      183        753           681            53             913
  Consumer loans                                                         50         78            56            96             100
-----------------------------------------------------------------------------------------------------------------------------------
Total repossessions                                                   4,382      6,263        21,343         3,509           3,211
-----------------------------------------------------------------------------------------------------------------------------------
Operating leases                                                      1,785        257         2,594           369             534
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                         $ 33,208   $ 36,827      $ 64,117      $ 43,293        $ 24,996
====================================================================================================================================
Nonperforming loans and leases to loans and leases,
  net of unearned discount                                            1.13%      1.22%         1.64%         1.54%           0.87%
====================================================================================================================================
Nonperforming assets to loans and leases and operating
  leases, net of unearned discount                                    1.42%      1.59%         2.79%         1.74%           1.06%
====================================================================================================================================

POTENTIAL PROBLEM LOANS AND LEASES -- At December 31, 2004, the Bank had a
$3.69 million standby letter of credit outstanding which supported bond indebtedness of a customer. If this standby letter of credit is funded, due to the current financial condition of the customer, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

At December 31, 2004, management was not aware of any potential problem loans or leases that would have a material effect on loan and lease delinquency or loan and lease charge-offs. Loans and leases are subject to continual review and are given management's attention whenever a problem situation appears to be developing.

INVESTMENT PORTFOLIO

Securities at year-end 2004 increased 3.43% from 2003, following a 17.93% increase from year-end 2002 to year-end 2003. Securities at December 31, 2004 were $789.92 million or 22.17% of total assets, compared to $763.76 million or 22.93% of total assets at December 31, 2003.

The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

(Dollars in thousands)                             2004        2003       2002
--------------------------------------------------------------------------------
U.S. Treasury and government agencies,
  including agency mortgage-backed securities   $ 548,654  $ 504,722   $ 391,653
States and political subdivisions                 172,516    171,515     156,010
Other securities                                   68,753     87,526      99,954
--------------------------------------------------------------------------------
Total securities available-for-sale             $ 789,923  $ 763,763   $ 647,617
================================================================================

The following table shows the maturities of securities available-for-sale at December 31, 2004, at the carrying amounts and the weighted average yields of such securities:

(Dollars in thousands)                                      Amount      Yield(1)
-----------------------------------------------------------------------------
U.S. Treasuries and agencies,
  including agency mortgage-backed securities
    Under 1 year                                         $ 195,146      2.27%
    1 - 5 years                                            302,823      2.78
    5 - 10 years                                               606      7.18
    Over 10 years                                           50,079      3.82
-----------------------------------------------------------------------------
Total U.S. Treasuries and agencies,
  including agency mortgage-backed securities              548,654      2.70
-----------------------------------------------------------------------------
State and political subdivisions
    Under 1 year                                            22,997      5.17
    1 - 5 years                                            137,014      4.08
    5 - 10 years                                            12,505      4.53
    Over 10 years                                                -         -
-----------------------------------------------------------------------------
Total state and political subdivisions                     172,516      4.26
-----------------------------------------------------------------------------
Other securities
    Under 1 year                                                65      7.45
    1 - 5 years                                              3,834      3.03
    5 - 10 years                                                75      6.55
    Over 10 years                                              316      3.07
    Marketable equity securities                            64,463      4.90
-----------------------------------------------------------------------------
Total other securities                                      68,753      4.78
-----------------------------------------------------------------------------
Total securities available-for-sale                      $ 789,923      3.21%
=============================================================================
(1) Weighted average yields are based on amortized cost. Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. Marketable equity securities are excluded.

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

                                                  2004                      2003                      2002
(Dollars in thousands)                       Amount    Rate          Amount    Rate          Amount   Rate
--------------------------------------------------- ---------- ------------ -------- -------------- ------
Noninterest bearing demand deposits     $   384,157       -%    $   413,794     -%      $   362,509     -%
Interest bearing demand deposits            707,168    0.88         645,131  0.79           686,763  1.40
Savings deposits                            228,836    0.29         233,737  0.53           232,067  1.20
Other time deposits                       1,169,009    2.98       1,266,599  3.38         1,489,971  3.94
--------------------------------------------------- ---------- ------------ -------- -------------- ------
Total                                   $ 2,489,170             $ 2,559,261             $ 2,771,310
==========================================================================================================

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2004, by time remaining until maturity is as follows:

(Dollars in thousands)
----------------------------------------------------------------------------
Under 3 months                                                    $ 118,825
4 - 6 months                                                         35,987
7 - 12 months                                                        42,216
Over 12 months                                                      112,968
----------------------------------------------------------------------------
Total                                                             $ 309,996
============================================================================

SHORT-TERM BORROWINGS

The following table shows the distribution of 1st Source's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.


                                                              Federal Funds
                                                              Purchased and
                                                                 Security                         Other
                                                                Repurchase      Commercial      Short-Term     Total
(Dollars in thousands)                                          Agreements         Paper        Borrowings    Borrowings
------------------------------------------------------------------------------------------------------------------------
2004
BALANCE AT DECEMBER 31, 2004                                    $ 216,751       $  836        $  82,075      $ 299,662
MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END                       411,812        1,152          113,958        526,922
AVERAGE AMOUNT OUTSTANDING                                        295,172          815          109,205        405,192
WEIGHTED AVERAGE INTEREST RATE DURING THE YEAR                       1.15 %       1.23 %          2.46 %          1.50 %
WEIGHTED AVERAGE INTEREST RATE FOR OUTSTANDING AMOUNTS AT
  DECEMBER 31, 2004                                                  2.09 %       1.72 %          2.09 %          2.09 %
-------------------------------------------------------------------------------------------------------------------------
2003
Balance at December 31, 2003                                    $ 276,040       $  982        $ 113,832      $ 390,854
Maximum amount outstanding at any month-end                       276,040        4,492          113,832        394,364
Average amount outstanding                                        209,098        2,442           45,088        256,628
Weighted average interest rate during the year                       0.85 %       1.06 %          7.36 %          2.00 %
Weighted average interest rate for outstanding amounts at
December 31, 2003                                                    0.85 %       0.86 %          1.42 %          1.02 %
-------------------------------------------------------------------------------------------------------------------------
2002
Balance at December 31, 2002                                    $ 212,040       $ 2,814       $  45,824      $ 260,678
Maximum amount outstanding at any month-end                       266,370         5,580          86,059        358,009
Average amount outstanding                                        218,009         4,023          48,715        270,747
Weighted average interest rate during the year                       1.36 %        1.64 %         5.40 %          2.09 %
Weighted average interest rate for outstanding amounts at
December 31, 2002                                                    0.65 %        1.06 %         1.76 %          0.85 %
=========================================================================================================================

LIQUIDITY

CORE DEPOSITS -- 1st Source's major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2004, average core deposits equaled 66.97% of average total assets, compared to 70.83% in 2003 and 66.56% in 2002. The effective cost rate of core deposits in 2004 was 1.59%, compared to 1.81% in 2003 and 2.40% in 2002.

Average demand deposits (noninterest bearing core deposits) decreased 7.16% in 2004 compared to an increase of 14.15% in 2003. These represented 17.13% of total core deposits in 2004, compared to 17.93% in 2003, and 15.71% in 2002.

PURCHASED FUNDS -- 1st Source's purchased funds are used to supplement core deposits and include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, Federal funds, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank's interest rate sensitivity. During 2004, 1st Source's reliance on purchased funds increased to 19.45% of average total assets from 15.60% in 2003.

SHAREHOLDERS' EQUITY -- Average shareholders' equity equated to 9.55% of average total assets in 2004 compared to 9.60% in 2003. Shareholders' equity was 9.16% of total assets at year-end 2004, compared to 9.45% at year-end 2003. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," 1st Source includes unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income (loss) which is a component of shareholders' equity. While regulatory capital adequacy ratios exclude unrealized gain (loss), it does impact 1st Source's equity as reported in the audited financial statements. The unrealized gain (loss) on available-for-sale securities, net of income taxes, was ($0.30) million and $2.36 million at December 31, 2004 and 2003, respectively.

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

INTEREST RATE RISK MANAGEMENT -- 1st Source's ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. In the normal course of business, 1st Source faces ongoing interest rate risks and uncertainties. 1st Source occasionally utilizes interest rate swaps to partially manage the primary market exposures associated with the interest rate risk related to underlying assets, liabilities, and anticipated transactions. Under the current interest rate swaps assumed from the Master Trust, 1st Source has agreements with another party to exchange, at specific intervals, the difference between fixed-rate and floating-rate interest amounts as calculated by reference to a notional amount as a means to convert floating rate liabilities to a fixed rate. The notional amounts totaled $90.00 million at December 31, 2004. At December 31, 2004, the consolidated statement of financial condition was asset sensitive by $76.44 million more assets than liabilities scheduled to reprice within one year, or approximately 1.04%.

A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. This analysis presents the hypothetical change in earnings of those rate sensitive financial instruments and interest rate swaps held by 1st Source at December 31, 2004. The aggregate hypothetical increase in pre-tax earnings is estimated to be $0.95 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates. The aggregate hypothetical decrease in pre-tax earnings is estimated to be $3.99 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

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

Trustcorp manages the interest rate risk related to loan commitments by entering into contracts for future delivery of loans. See Part II, Item 8, Financial Statements and Supplementary Data -- Note O of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, 1st Source enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes 1st Source's significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2004, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligations payments by period.

                                                                                                           Indeterminate
(Dollars in thousands)             Note      0 - 1 Year      1 - 3 Years     3 - 5 Years    Over 5 Years     maturity        Total
------------------------------------------------------------------------------------------------------------------------------------
Deposits without stated maturity     -      $ 1,648,376      $        -      $        -     $         -     $        -   $ 1,648,376
Certificates of deposit              -          665,386         337,064         137,427          18,750              -     1,158,627
Long-term debt and mandatorily
redeemable securities                J              233          10,439             326             873          6,093        17,964
Subordinated notes                   L                -               -               -          59,022              -        59,022
Operating leases                     O            2,402           3,965           3,062           3,535              -        12,964
Purchase obligations                 -           11,594           2,519             524               -              -        14,637
------------------------------- ------- --------------- ---- ---------- ---- ---------- ----- --------- ----- --------- ------------
Total contractual obligations               $ 2,327,991      $  353,987      $  141,339     $    82,180     $    6,093   $ 2,911,590
====================================================================================================================================

1st Source routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. 1st Source made a diligent effort to account for such payments and penalties, where applicable. Additionally, where necessary, 1st Source has made reasonable estimates as to certain purchase obligations as of December 31, 2004. Management has used the best information available to make the estimations necessary to value the related purchase obligations. Management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of 1st Source.

1st Source also enters into derivative contracts under which 1st Source is required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2004 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for 1st Source's customers. These assets are not included in 1st Source's balance sheet, in accordance with U. S. generally accepted accounting principles.

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

QUARTERLY RESULTS OF OPERATIONS

Three Months Ended (Dollars in thousands, except per share amounts)       March 31      June 30   September 30   December 31
----------------------------------------------------------------------------------------------------------------------------
2004
INTEREST INCOME                                                           $ 38,125     $ 37,314      $ 37,220      $ 38,778
INTEREST EXPENSE                                                            12,363       11,980        12,997        15,409
NET INTEREST INCOME                                                         25,762       25,334        24,223        23,369
PROVISION FOR LOAN AND LEASE LOSSES                                            101          482           237          (591)
INVESTMENT SECURITIES AND OTHER INVESTMENT LOSSES                             (252)         (38)       (3,744)         (685)
INCOME BEFORE INCOME TAXES                                                   7,338       13,128         2,018        11,617
NET INCOME                                                                   5,079        8,718         3,308         7,860
DILUTED NET INCOME PER COMMON SHARE                                           0.24         0.42          0.16          0.37
---------------------------------------------------------- ------------------------ ------------- -------------- ------------
2003
Interest income                                                           $ 42,729     $ 42,553      $ 38,991      $ 38,049
Interest expense                                                            16,173       15,813        14,447        12,637
Net interest income                                                         26,556       26,740        24,544        25,412
Provision for loan and lease losses                                          5,550        4,901         4,078         2,832
Investment securities and other investment losses                             (280)        (275)       (3,134)         (247)
Income before income taxes                                                   6,243        6,482         6,616         7,842
Net income                                                                   4,460        4,690         4,643         5,361
Diluted net income per common share                                           0.21         0.22          0.22          0.26
=============================================================================================================================

Net income was $7.86 million for the fourth quarter of 2004 compared to the $5.36 million of net income reported for the fourth quarter of 2003. Diluted net income per common share for the fourth quarter of 2004 amounted to $0.37, compared to $0.26 per common share reported in the fourth quarter of 2003.

The recovery of provision for loan and lease losses was $0.59 million in the fourth quarter compared to a provision for loan and lease losses of $2.83 million in the fourth quarter of 2003. 1st Source's reserve for loan and lease losses as of December 31, 2004, was 2.79% of total loans, compared to 3.14% as of December 31, 2003. Net charge-offs were $3.93 million for the fourth quarter 2004, compared to $2.83 million a year ago. Net charge-offs for the year were $6.60 million compared to $13.36 million in 2003. The ratio of nonperforming assets to net loans and leases was 1.42% on December 31, 2004, compared to 1.59% on December 31, 2003.

Noninterest income for the fourth quarter of 2004 was $18.09 million, down 6.70% from the fourth quarter of 2003. This decrease was due to a reduction in equipment rental income offset by an increase in mortgage banking income. For the year, noninterest income was $62.73 million, down 21.78% from 2003. The predominant factor behind the decline in 2004 was mortgage banking income and equipment rental income. Noninterest expense was $30.43 million for the fourth quarter of 2004, down 10.82% from the fourth quarter of 2003. For the year, noninterest expense was $127.09 million, down 8.50% from 2003. In general, 2004 noninterest expense reflects decreased salaries and employee benefits, leased equipment depreciation, and loan and lease collection and repossession expense, which were offset slightly by an increase in professional fees.

The 2004 earnings represent a return on average shareholders' equity of 7.81%, compared to 6.12% for 2003. Return on total assets was 0.75% compared to 0.59% for 2003.

As of December 31, 2004, the 1st Source common equity-to-assets ratio was 9.16%, compared to 9.45% a year ago. Shareholders' equity was $326.60 million, up 3.78% from $314.69 million a year ago. Total assets at the end of 2004 were $3.56 billion compared to $3.33 billion at the end of 2003. Total deposits were $2.81 billion, up 12.86% from the end of 2003, and total loans and leases were $2.28 billion, up 2.20% from 2003.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk Management.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and the Shareholders of 1st Source Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that 1st Source Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that 1st Source Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, statements of shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of 1st Source Corporation and subsidiaries and our report dated March 15, 2005, expressed an unqualified opinion thereon.


/s/ERNST & YOUNG LLP
--------------------



Chicago, Illinois
March 15, 2005

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and the Shareholders of 1st Source Corporation:

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, statements of shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1st Source Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.




/s/ERNST & YOUNG LLP
--------------------


Chicago, Illinois
March 15, 2005

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------

December 31 (Dollars in thousands)                                                                        2004           2003
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                              $    78,255   $   109,787
Federal funds sold and interest bearing deposits with other banks                                        220,131         1,355
Investment securities, available-for-sale
  (amortized cost of $790,404 and $759,945 at December 31, 2004 and 2003, respectively)                  789,923       763,763
Mortgages held for sale                                                                                   55,711        60,215
Loans and leases, net of unearned discount:
  Commercial and agricultural loans                                                                      425,018       402,905
  Auto, light truck and environmental equipment                                                          263,637       269,490
  Medium and heavy duty truck                                                                            267,834       221,562
  Aircraft financing                                                                                     444,481       489,155
  Construction equipment financing                                                                       196,516       219,562
  Loans secured by real estate                                                                           583,437       533,749
  Consumer loans                                                                                          99,245        94,577
----------------------------------------------------------------------------------------------------------------- -------------
Total loans and leases                                                                                 2,280,168     2,231,000
Reserve for loan and lease losses                                                                        (63,672)      (70,045)
----------------------------------------------------------------------------------------------------------------- -------------
Net loans and leases                                                                                   2,216,496     2,160,955
Equipment owned under operating leases, net                                                               47,257        70,305
Net premises and equipment                                                                                37,314        38,431
Accrued income and other assets                                                                          118,628       125,342
----------------------------------------------------------------------------------------------------------------- -------------
Total assets                                                                                         $ 3,563,715   $ 3,330,153
----------------------------------------------------------------------------------------------------------------- -------------
LIABILITIES
Deposits:
  Noninterest bearing                                                                                $   378,867   $   396,026
  Interest bearing                                                                                     2,428,136     2,091,189
----------------------------------------------------------------------------------------------------------------- -------------
Total deposits                                                                                         2,807,003     2,487,215
----------------------------------------------------------------------------------------------------------------- -------------
Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase                             216,751       276,040
  Other short-term borrowings                                                                             82,911       114,814
----------------------------------------------------------------------------------------------------------------- -------------
Total short-term borrowings                                                                              299,662       390,854
----------------------------------------------------------------------------------------------------------------- -------------
Long-term debt and mandatorily redeemable securities                                                      17,964        22,802
Subordinated notes                                                                                        59,022        56,444
Accrued expenses and other liabilities                                                                    53,464        58,147
----------------------------------------------------------------------------------------------------------------- -------------
Total liabilities                                                                                      3,237,115     3,015,462
----------------------------------------------------------------------------------------------------------------- -------------
SHAREHOLDERS' EQUITY
Preferred stock; no par value
  Authorized 10,000,000 shares; none issued or outstanding                                                     -             -
Common stock; no par value
  Authorized 40,000,000 shares; issued 21,617,057 shares in 2004 and 21,626,584 shares in 2003,
  less unearned shares (236,573 -- 2004 and 246,100 -- 2003)                                               7,578         7,578
Capital surplus                                                                                          214,001       214,001
Retained earnings                                                                                        115,830       100,534
Cost of common stock in treasury (651,257 shares -- 2004 and 664,193 shares -- 2003)                     (10,512)       (9,777)
Accumulated other comprehensive (loss) income                                                               (297)        2,355
----------------------------------------------------------------------------------------------------------------- -------------
Total shareholders' equity                                                                               326,600       314,691
----------------------------------------------------------------------------------------------------------------- -------------
Total liabilities and shareholders' equity                                                           $ 3,563,715   $ 3,330,153
===============================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
---------------------------------

Year Ended December 31 (Dollars in thousands, except per share data)          2004         2003            2002
--------------------------------------------------------------------- -------------- ---------------- ------------
Interest income:
  Loans and leases                                                          $ 129,059     $ 137,382     $ 171,029
  Investment securities, taxable                                               16,361        18,410        21,359
  Investment securities, tax-exempt                                             5,065         5,614         6,037
  Other                                                                           952           916         1,078
--------------------------------------------------------------------- -------------- ---------------- ------------
Total interest income                                                         151,437       162,322       199,503
--------------------------------------------------------------------- -------------- ---------------- ------------
Interest expense:
  Deposits                                                                     41,698        49,153        71,084
  Short-term borrowings                                                         6,079         5,121         5,659
  Subordinated notes                                                            3,863         3,804         3,249
  Long-term debt and mandatorily redeemable securities                          1,109           992           825
--------------------------------------------------------------------- -------------- ---------------- ------------
Total interest expense                                                         52,749        59,070        80,817
--------------------------------------------------------------------- -------------- ---------------- ------------
Net interest income                                                            98,688       103,252       118,686
Provision for loan and lease losses                                               229        17,361        39,657
-------------------------------------------------------------------------------------- ---------------- -----------
Net interest income after provision for loan and lease losses                  98,459        85,891        79,029
-------------------------------------------------------------------------------------- ---------------- -----------
Noninterest income:
  Trust fees                                                                   12,361        10,664        10,252
  Service charges on deposit accounts                                          16,228        15,532        14,947
  Mortgage banking income                                                       9,553        19,635         7,766
  Equipment rental income                                                      18,856        25,448        28,773
  Other income                                                                 10,454        12,853        14,215
  Investment securities and other investment losses                            (4,719)       (3,936)       (2,836)
-------------------------------------------------------------------------------------- ---------------- -----------
Total noninterest income                                                       62,733        80,196        73,117
--------------------------------------------------------------------- ---------------- ---------------- ----------
Noninterest expense:
  Salaries and employee benefits                                               63,083        69,457        67,398
  Net occupancy expense                                                         7,196         6,881         6,861
  Furniture and equipment expense                                              10,290        10,363        10,719
  Depreciation -- leased equipment                                             15,315        19,773        23,494
  Supplies and communications                                                   5,708         6,163         6,582
  Loan and lease collection and repossession expense                            4,946         8,112         9,851
  Other expense                                                                20,553        18,155        15,836
--------------------------------------------------------------------- ---------------- ---------------- ----------
Total noninterest expense                                                     127,091       138,904       140,741
-------------------------------------------------------------- --------------------- ---------------- ------------
Income before income taxes                                                     34,101        27,183        11,405
Income taxes                                                                    9,136         8,029         1,366
-------------------------------------------------------------- --------------------- ---------------- ------------
Net income                                                                  $  24,965     $  19,154     $  10,039
-------------------------------------------------------------- --------------------- ---------------- ------------
Basic net income per common share                                           $    1.21     $    0.92     $    0.48
-------------------------------------------------------------- --------------------- ---------------- ------------
Diluted net income per common share                                         $    1.19     $    0.91     $    0.47
==================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
                                                                                                     Cost of       Accumulated
                                                                                                      Common          Other
                                                              Common     Capital       Retained       Stock        Comprehensive
(Dollars in thousands, except per share data)    Total        Stock      Surplus       Earnings     in Treasury   Income (Loss), Net

----------------------------------------- ---------------- -------------- --------------------------- ------------- ----------------
Balance at January 1, 2002                     $ 306,190    $ 7,579      $ 214,001     $  91,591      $ (12,591)     $ 5,610
------------------------------------------- --------------- ------------ -------------- ---- ---------- -------------- ----------
Comprehensive income, net of tax:
  Net income                                      10,039          -              -        10,039              -            -
    Change in unrealized gains of
      available-for-sale securities               (1,021)         -              -             -              -       (1,021)
                                               ---------
Total comprehensive income                         9,018          -              -             -              -            -
Issuance of 289,854 common shares under
  stock based compensation plans, including
  related tax effects                              4,261          -              -        (3,196)         7,457            -
Cost of 128,276 shares of common
  stock acquired for treasury                     (2,503)         -              -             -         (2,503)           -
Cash dividends ($.360 per share)                  (7,537)         -              -        (7,537)             -            -
------------------------------------------- --------------- ------------ ------------------ ---------- -------------- ----------
Balance at December 31, 2002                   $ 309,429    $ 7,579      $ 214,001     $  90,897      $  (7,637)     $ 4,589
------------------------------------------- --------------- ------------------------------- ---------- --- ---------- ----------
Comprehensive income, net of tax:
  Net income                                      19,154          -              -        19,154              -            -
    Change in unrealized gains of
      available-for-sale securities               (2,234)         -              -             -              -       (2,234)
                                               ---------
Total comprehensive income                        16,920          -              -             -              -            -
Reclass of 399,241 mandatorily
  redeemable shares to liabilities                (5,897)         -              -          (955)        (4,942)           -
Issuance of 205,973 common shares under
  stock based compensation plans, including
  related tax effects                              2,598         (1)             -          (849)         3,448            -
Cost of 39,459 shares of common
  stock acquired for treasury                       (646)         -              -             -           (646)           -
Cash dividends ($.370 per share)                  (7,713)         -              -        (7,713)             -            -
------------------------------------------- --------------- ------------- ------------- ---- ---------- --- ---------- ----------
Balance at December 31, 2003                   $ 314,691    $ 7,578      $ 214,001     $ 100,534      $  (9,777)     $ 2,355
-------------------------------------------- -------------- ------------ -------------- --------------- -------------- ----------
COMPREHENSIVE INCOME, NET OF TAX:
  NET INCOME                                      24,965          -              -        24,965              -            -
    CHANGE IN UNREALIZED GAINS OF
       AVAILABLE-FOR-SALE SECURITIES              (2,652)         -              -             -              -       (2,652)
                                               ---------
TOTAL COMPREHENSIVE INCOME                        22,313          -              -             -              -            -
ISSUANCE OF 227,231 COMMON SHARES UNDER
  STOCK BASED COMPENSATION PLANS, INCLUDING
  RELATED TAX EFFECTS                              3,253          -              -          (970)         4,223            -
COST OF 214,295 SHARES OF COMMON
  STOCK ACQUIRED FOR TREASURY                     (4,958)         -              -             -         (4,958)           -
CASH DIVIDENDS ($.420 PER SHARE)                  (8,699)                                 (8,699)             -            -
-------------------------------------------- -------------- ------------ -------------- --------------- -------------- ----------
BALANCE AT DECEMBER 31, 2004                   $ 326,600    $ 7,578      $ 214,001     $ 115,830      $ (10,512)     $  (297)
===================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
------------------------------------

Year Ended December 31 (Dollars in thousands)                                              2004           2003             2002
------------------------------------------------------------------------------- --------- ----------- ---------------- -------------
Operating activities:
Net income                                                                             $  24,965      $  19,154        $  10,039
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                  229         17,361           39,657
  Depreciation of premises and equipment                                                   4,813          5,090            5,122
  Depreciation of equipment owned and leased to others                                    15,315         19,773           23,494
  Amortization of investment security premiums and accretion of discounts, net             6,553          5,871            4,454
  Amortization of mortgage servicing rights                                                7,384          8,007            6,306
  Mortgage servicing asset impairment charges                                               (275)           581            7,328
  Deferred income taxes                                                                    5,346         (2,171)          14,803
  Realized investment securities losses                                                    4,719          3,936            2,836
  Change in mortgages held for sale                                                        4,504         86,425           26,875
  Change in trading account securities                                                         -         13,347          (13,347)
  Change in interest receivable                                                            1,036          1,245            4,465
  Change in interest payable                                                                 490         (3,810)          (6,117)
  Change in other assets                                                                  (1,431)         6,727          (36,399)
  Change in other liabilities                                                             (8,871)        12,642           (9,040)
  Other                                                                                      233          1,839           (6,117)
------------------------------------------------------------------------------ --------- ----------- ---------------- ---- ---------
Net cash from operating activities                                                        65,010        196,017           74,359
------------------------------------------------------------------------------ --------- ----------- ---------------- ---- ---------
Investing activities:
  Proceeds from sales and maturities of investment securities                            233,245        351,747           329,324
  Purchases of investment securities                                                    (274,976)      (481,565)        (319,226)
  Net change in short-term investments                                                  (218,776)        80,526          (64,843)
  Loans sold or participated to others                                                      (557)        52,158           295,732
  Net change in loans                                                                    (35,908)      (110,241)        (151,397)
  Net change in equipment owned under operating leases                                     7,732          3,815           (1,587)
  Purchases of premises and equipment                                                     (3,736)        (2,072)          (6,363)
---------------------------------------------------------------------- ------------------------------ ----------------- ------------
Net cash (used in) from investing activities                                            (292,976)      (105,632)          81,640
---------------------------------------------------------------------- ------------------------------ ----------------- ------------
Financing activities:
  Net change in demand deposits, NOW accounts and savings accounts                       309,534        (39,210)          81,220
  Net change in certificates of deposits                                                  10,254       (186,480)        (251,121)
  Net change in short-term borrowings                                                   (110,497)       130,175           (3,795)
  Proceeds from issuance of long-term debt                                                 1,357          2,344           16,042
  Proceeds from issuance of subordinated notes                                            30,929              -           10,000
  Payments on subordinated notes                                                         (28,351)             -                -
  Payments on long-term debt                                                              (6,224)        (2,484)         (11,103)
  Net proceeds from issuance of treasury stock                                             3,253          2,598            4,261
  Acquisition of treasury stock                                                           (4,958)          (646)          (2,503)
  Cash dividends                                                                          (8,863)        (7,789)          (7,537)
-------------------------------------------------------------------------- -------------------------- ---------------- -------------
Net cash from (used in) financing activities                                             196,434       (101,492)        (164,536)
-------------------------------------------------------------------------- -------------------------- ---------------- -------------
Net change in cash and cash equivalents                                                  (31,532)       (11,107)          (8,537)
-------------------------------------------------------------------------- -------------------------- ---------------- -------------
Cash and cash equivalents, beginning of year                                             109,787        120,894          129,431
-------------------------------------------------------------------------- -------------------------- ---------------- -------------
Cash and cash equivalents, end of year                                                 $  78,255      $ 109,787        $ 120,894
====================================================================================================================================
Supplemental Information:
  Cash paid (received) for:
    Interest                                                                           $  53,239      $  62,880        $  86,934
    Income taxes                                                                           6,216          2,655           (3,473)
====================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Accounting Policies

The principal line of business of 1st Source and subsidiaries is banking and closely related activities. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION -- The financial statements consolidate 1st Source and its subsidiaries (principally the Bank and Trustcorp). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note R, investments in subsidiaries, are carried at 1st Source's equity in the underlying net assets.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- Financial statements prepared in accordance with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOW -- For purposes of the consolidated and parent company only statements of cash flows, 1st Source considers cash and due from banks as cash and cash equivalents.

SECURITIES -- Securities that 1st Source has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. 1st Source currently holds no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and carried at fair value. Unrealized gains and losses on these securities are reported net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

The fair value is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer, and 1st Source's intent and ability to hold the security for a time necessary to recover the amortized cost. A decline in value that is determined to be other-than-temporary is recorded as a loss in the Consolidated Statements of Income.

Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

LOANS AND LEASES -- Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Interest income is accrued as earned based on unpaid principal balances. Origination fees and direct loan and lease origination costs are deferred and the net amount amortized to interest income over the estimated life of the related loan or lease. Loan commitment fees are deferred and amortized into other income over the commitment period. At December 31, 2004, net deferred loan and lease costs were $4.61 million.

Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income of direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, except for residential mortgage loans that are well secured and in the process of collection. Such residential mortgage loans are placed in nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan and lease losses. Management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. While a loan or lease is classified as nonaccrual and the future collectibility of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding.

A loan or lease is considered impaired, based on current information and events, if it is probable that 1st Source will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis.

1st Source, through its subsidiary Trustcorp, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow 1st Source to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At 1st Source's option, and without GNMA's prior authorization, 1st Source may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Under SFAS No. 140, once 1st Source has the unconditional ability to repurchase a delinquent loan, 1st Source is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of 1st Source's intent to repurchase the loan. At December 31, 2004, residential real estate portfolio loans included $19.31 million of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.

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

The Bank established a loss reserve of $6.82 million against the loans acquired from the Master Trust, which was consistent with loss reserves maintained for its on-balance sheet portfolios. The transaction did not have a significant impact on earnings for 2003. At December 31, 2004 and 2003, the Bank had no securitized assets.

MORTGAGE BANKING ACTIVITIES -- Loans held for sale are primarily composed of performing one-to-four family residential mortgage loans originated for resale and carried at the lower of cost or fair value as determined on an aggregate basis. Fair value is determined using available secondary market prices for loans with similar coupons, maturities, and credit quality.

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

Mortgage servicing assets are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when recoverability of a recorded valuation allowance is determined to be remote considering historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries.

RESERVE FOR LOAN AND LEASE LOSSES -- The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management's best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio including a higher percentage reserve allocation for special attention loans and leases without a specific reserve and reserves for pooled homogenous loans and leases. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and disposition and forecasts of future economic and geopolitical events, all of which are subject to judgment and will change.

Specific reserves are established for certain business and specialty finance credits based on a regular analysis of special attention loans and leases. This analysis is performed by the Credit Policy Committee, the Loan Review Department, Credit Administration and the Loan Workout Departments. The specific reserves are based on an analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity.

The formula reserves determined for each business lending division portfolio are calculated quarterly by applying loss factors to outstanding loans and leases and certain unfunded commitments based upon a review of historical loss experience and qualitative factors, which include but are not limited to, economic trends, current market risk assessment by industry, recent loss experience in particular segments of the portfolios, movement in equipment values collateralizing specialized industry portfolios, concentrations of credit, delinquencies, trends in volume, experience and depth of relationship managers and division management, and the effects of changes in lending policies and practices, including changes in quality of the loan and lease origination, servicing and risk management processes. Special attention loans and leases without specific reserves receive a higher percentage allocation ratio than credits not considered special attention.

Pooled loans and leases are smaller credits and are homogenous in nature, such as consumer credits and residential mortgages. Pooled loan and leases loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions, and projected trends in the geographic markets which we serve.

A comprehensive analysis of the reserve is performed by management on a quarterly basis. Although management determines the amount of each element of the reserve separately and relies on this process as an important credit management tool, the entire reserve is available for the entire loan and lease portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts both positively and negatively. Management's methodology includes several factors intended to minimize the difference between estimated and actual losses. These factors allow management to adjust its estimate of losses based on the most recent information available.

Loans, which are deemed uncollectible, are charged off and deducted from the reserve, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan and lease losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

EQUIPMENT OWNED UNDER OPERATING LEASES -- 1st Source finances various types of construction equipment, medium and heavy duty trucks, and automobiles under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. These estimates are reviewed periodically to ensure realization.

OTHER REAL ESTATE -- Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the reserve for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2004 and 2003, other real estate had carrying values of $1.88 million and $4.62 million, respectively.

REPOSSESSED ASSETS -- Repossessed assets consist of specialty finance equipment, including aircraft, construction equipment, and vehicles acquired through foreclosure or in lieu of foreclosure. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. 1st Source estimates fair value based on the best estimate of an orderly liquidation value. Sources typically include vehicle and equipment dealers, valuation guides, and other third parties, including appraisers. At the time of foreclosure, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent write-downs are included in noninterest expense. Gains or losses not previously recognized resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $4.38 million and $6.26 million, as of December 31, 2004 and 2003, respectively.

PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed by the straight-line method, primarily with useful lives of 5, 7, 15 and 31.5 years. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, 1st Source recognizes a loss in the amount of the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense in the income statement.

GOODWILL AND INTANGIBLES -- Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Effective January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is reviewed at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of 1st Source's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding seven years. 1st Source performed the required annual impairment test of goodwill during the first quarter of 2004 and determined that no impairment exists.

VENTURE CAPITAL INVESTMENT -- Venture capital investments are carried at estimated fair value with changes in fair value recognized in investment securities and other investment (losses) gains. The fair values of publicly traded investments are determined using quoted market prices. For other investments, fair value is determined by the General Partner. All valuations are approved by the Valuation Committee of the Advisory Board of the Partnership. Venture capital investments in Partnerships are included in other assets on the balance sheet. The balances as of December 31, 2004 and 2003 are $2.74 million and $2.63 million, respectively.

SHORT-TERM BORROWINGS -- 1st Source's short-term borrowings consist of
Federal funds purchased, securities sold under agreement to repurchase, commercial paper, U.S. Treasury demand notes, Federal Home Loan Bank notes, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within 30 to 180 days of the transaction date. Commercial paper matures within 30 to 270 days. Other short-term borrowings on the balance sheet includes 1st Source's liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.

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

Under an available line of credit agreement, 1st Source may borrow up to $1 million. At December 31, 2004 and 2003, there were no outstanding borrowings under this line, which was assigned to support commercial paper borrowings.

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

NET INCOME PER COMMON SHARE -- Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, which were as follows (in thousands): 2004, 20,709; 2003, 20,859; and 2002, 20,935. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options. The weighted-average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 2004, 20,985; 2003, 21,150; and 2002, 21,310.

At December 31, 2004, the company had six stock-based employee compensation plans, which are described more fully in Note K. These include two stock option plans, a stock option agreement, the Employee Stock Purchase Plan, the Executive Incentive Plan and the Restricted Stock Award Plan. 1st Source accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost under the Executive Incentive Plan and the Restricted Stock Award Plan is reflected in net income. No stock-based employee compensation cost for the stock option plans, the stock option agreement, or the Employee Stock Purchase Plan is reflected in net income. All options granted under the stock option plans and the stock option agreement had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted under the Employee Stock Purchase Plan had an exercise price based on the market value of the underlying common stock on the date of grant as described more fully in Note
K. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


Year Ended December 31  (Dollars in thousands, except per share data)                   2004                2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                $ 24,965            $ 19,154        $ 10,039
Add:
  Stock-based employee compensation expense included in reported net income,
  net of related tax effects                                                              1,392               1,360               -
Deduct:
  Stock-based employee compensation expense determined under fair value based
  method for all awards, net of related tax effects                                      (1,582)             (1,590)           (333)
--------------------------------------------------------------------------------- -------------------- ----------------- -----------
Pro forma net income                                                                   $ 24,775            $ 18,924         $ 9,706
--------------------------------------------------------------------------------- -------------------- ----------------- -----------
Earnings per share:
Basic -- as reported                                                                   $ 1.21              $ 0.92           $ 0.48
Basic -- pro forma                                                                     $ 1.20              $ 0.91           $ 0.46
--------------------------------------------------------------------------------- -------------------- ----------------- -----------
Diluted -- as reported                                                                 $ 1.19              $ 0.91           $ 0.47
Diluted -- pro forma                                                                   $ 1.18              $ 0.90           $ 0.46
====================================================================================================================================

SEGMENT INFORMATION -- It is management's opinion that 1st Source has two principal business segments, namely: commercial banking (conducted through its wholly-owned subsidiary, 1st Source Bank) and mortgage banking (conducted through its wholly-owned subsidiary, Trustcorp). While 1st Source's chief decision makers monitor the revenue streams of various products and services, the identifiable segments operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of 1st Source's financial service operations are considered by management to be aggregated in one reportable operating segment.

DERIVATIVE FINANCIAL INSTRUMENTS -- 1st Source occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. Under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments are recorded on the balance sheet, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in earnings recognition only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Deferred gains and losses from derivatives that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO
CERTAIN INVESTMENTS -- In March 2004, the Financial Accounting Standards Board
(FASB) issued Emerging Issues Task Force (EITF) 03-01. The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. 1st Source will evaluate the impact of the accounting provisions of EITF 03-01 once final guidance is issued.

ACCOUNTING FOR STOCK-BASED COMPENSATION -- On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date, and
     (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption.

1st Source has not made a determination as to which method it will utilize upon adoption of SFAS No. 123(R).

As permitted by SFAS No. 123, 1st Source currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note K of the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While 1st Source cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.09 million, $0, and $0.70 million in 2004, 2003, and 2002, respectively.

APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS -- SEC Staff
Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have any impact on 1st Source's financial statements.

ACCOUNTING FOR CERTAIN LOANS AND DEBT SECURITIES ACQUIRED IN A TRANSFER --
In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer (formerly known as Discounts Related to Credit Quality)." This SOP addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The provisions of SOP 03-3 are effective for loans acquired in fiscal years beginning after December 15, 2004. 1st Source has not acquired any loans subsequent to the effective date of SOP 03-3; therefore, implementation of this statement did not have a material impact on 1st Source's results of operations, financial position, or liquidity.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both liability and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the redemption value of mandatorily redeemable securities to be classified as liabilities. As a result of the implementation of SFAS No. 150, 1st Source reclassified $5.90 million of shareholder's equity to mandatorily redeemable securities effective July 1, 2003. The mandatorily redeemable securities are due to common stock issued under the 1st Source Executive Incentive Plan. Awards under the plan include "book value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability or termination of employment. The adoption of SFAS No. 150 did not have a material impact on the results of operations.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES -- In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 requires a company that holds variable interests in an entity to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46, as originally issued, was effective immediately for entities created after January 21, 2003, and applied to previously existing entities in quarters beginning after June 15, 2003. On October 9, 2003, FASB issued a Staff Position deferring the effective date for variable interests held prior to February 1, 2003; however, early adoption was permitted.

1st Source adopted FIN 46 early on July 1, 2003. 1st Source determined that it was not the primary beneficiary of its investment in 1st Source Capital Trust I, II, and III and was required to deconsolidate 1st Source Capital Trust I, II, and III. 1st Source owns the common stock of 1st Source Capital Trust I, II, and III, which issued mandatorily redeemable preferred capital securities to third party investors. The only assets of 1st Source Capital Trust I, II, and III, which totaled $56.44 million at July 1, 2003, consisted of debentures which were acquired by the Capital Trusts using proceeds from the issuance of the preferred securities and common stock. As a result of the deconsolidation, the debentures are included in "subordinated notes" and 1st Source's equity interests in the 1st Source Capital Trust I, II, III, and IV are included in "other assets" on the balance sheet.

RECLASSIFICATIONS -- Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

NOTE C -- INVESTMENT SECURITIES

Investment securities available-for-sale were as follows:

                                                                              Gross        Gross
                                                                Amortized   Unrealized   Unrealized
(Dollars in thousands)                                            Cost        Gains       Losses          Fair Value
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004
DEBT SECURITIES:
  U.S. TREASURY AND AGENCY SECURITIES                        $ 498,507      $    70      $ (4,424)       $ 494,153
  OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS             171,338        1,496          (318)         172,516
  MORTGAGE-BACKED SECURITIES                                    54,442          412          (353)          54,501
  OTHER SECURITIES                                               4,431            -          (141)           4,290
---------------------------------------------------------- ------------ ---------------- ----------------- ------------
TOTAL DEBT SECURITIES                                          728,718        1,978        (5,236)         725,460
EQUITY SECURITIES                                               61,686        2,821           (44)          64,463
---------------------------------------------------------- ------------ ---------------- ----------------- ------------
TOTAL INVESTMENT SECURITIES                                  $ 790,404      $ 4,799      $ (5,280)       $ 789,923
---------------------------------------------------------- ------------ ---------------- ----------------- ------------
December 31, 2003
Debt securities:
U.S. Treasury and agency securities                          $ 439,295      $ 1,646      $ (1,373)       $ 439,568
Obligations of states and political subdivisions               168,383        3,295          (163)         171,515
Mortgage-backed securities                                      65,453          238          (537)          65,154
Other securities                                                14,404           76          (131)          14,349
---------------------------------------------------------- ------------ ---------------- ----------------- ------------
Total debt securities                                          687,535        5,255        (2,204)         690,586
Equity securities                                               72,410        3,479        (2,712)          73,177
---------------------------------------------------------- ------------ ---------------- ----------------- ------------
Total investment securities                                  $ 759,945      $ 8,734      $ (4,916)       $ 763,763
=======================================================================================================================

The contractual maturities of investments in debt securities available-for-sale at December 31, 2004, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)                      Amortized Cost    Fair Value
--------------------------------------------------------- ---------------
Due in one year or less                        $ 218,529       $ 218,208
Due after one year through five years            442,863         439,855
Due after five years through ten years            12,568          12,580
Due after ten years                                  316             316
Mortgage-backed securities                        54,442          54,501
--------------------------------------------------------- ---------------
Total debt securities                          $ 728,718       $ 725,460
=========================================================================

The mortgage-backed securities held by 1st Source consist primarily of GNMA, FNMA, and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government.

Gross losses of $4.62 million, $3.03 million, and $1.75 million and gross gains of $0.15 million, $0.01 million, and $0 were recognized on investment securities available-for-sale, in 2004, 2003, and 2002, respectively. The gross loss in 2004 includes $4.58 million in other-than-temporary impairment on preferred stock issued by the FNMA and the FHLMC. The gross loss in 2003 and 2002 includes $2.99 million and $1.49 million, respectively, of impairment charges on the securitization retained interest. Realized and unrealized (losses)/gains of ($0.04) million, and $0.60 million, and $0.56 million, on trading account securities were included in earnings in 2004, 2003, and 2002, respectively. There were no trading securities outstanding at December 31, 2004 or 2003.

The following tables summarize 1st Source's gross unrealized losses and fair value by investment category and age:


                                                      Less than 12 Months        12 months or Longer             Total
                                                      -------------------        -------------------      -------------------
                                                      Fair     Unrealized        Fair     Unrealized      Fair     Unrealized
(Dollars in thousands)                                Value      Losses          Value      Losses        Value      Losses
-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004
DEBT SECURITIES:
  U.S. TREASURY AND AGENCY SECURITIES                $ 443,597  $ (3,419)       $ 40,487   $ (1,005)      $ 484,084   $(4,424)
  OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS      51,784      (301)          1,136        (17)         52,920      (318)
  MORTGAGE-BACKED SECURITIES                            10,937       (68)         19,798       (285)         30,735      (353)
  OTHER SECURITIES                                           -         -           3,409       (141)          3,409      (141)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DEBT SECURITIES                                  506,318    (3,788)         64,830     (1,448)        571,148    (5,236)
EQUITY SECURITIES                                        5,827       (44)              -          -           5,827       (44)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL TEMPORARILY IMPAIRED SECURITIES                $ 512,145  $ (3,832)       $ 64,830   $ (1,448)      $ 576,975   $(5,280)
-----------------------------------------------------------------------------------------------------------------------------
December 31, 2003
Debt securities:
U.S. Treasury and agency securities                  $ 191,475  $ (1,373)       $      -   $      -       $ 191,475   $(1,373)
Obligations of states and political subdivisions        24,076      (156)            501         (7)         24,577      (163)
Mortgage-backed securities                              45,774      (536)            123         (1)         45,897      (537)
Other securities                                         3,425      (131)              -          -           3,425      (131)
-----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                  264,750    (2,196)            624         (8)        265,374    (2,204)
Equity securities                                       13,807      (840)         13,815     (1,872)         27,622    (2,712)
-----------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities                $ 278,557  $ (3,036)       $ 14,439   $ (1,880)      $ 292,996   $(4,916)
==============================================================================================================================

At December 31, 2004, 1st Source did not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses were primarily attributable to changes in interest rates. 1st Source had both the intent and the ability to hold these securities for a time necessary to recover the amortized cost. The unrealized losses on equity securities as of December 31, 2003, were determined to be other-than-temporary and were recognized in the income statement as investment losses during 2004.

At December 31, 2004 and 2003, investment securities with carrying values of $329.41 million and $332.18 million, respectively, were pledged as collateral to secure government and public deposits, and for other purposes.

NOTE D -- LOANS AND LEASE FINANCINGS

Total loans and leases outstanding, recorded net of unearned income and deferred loan fees and costs, at December 31, 2004 and 2003, were $2.28 billion and $2.23 billion, respectively.

The loan portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated balance sheet.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2004, follows:

(Dollars in thousands)                                         2004
--------------------------------------------------------------------
Direct finance leases                                     $ 188,244
--------------------------------------------------------------------
  Rentals receivable, net of principal and interest
     on nonrecourse debt                                    130,930
  Estimated residual value of leased assets                  57,314
--------------------------------------------------------------------
  Gross investment in lease financing                       188,244
  Unearned income                                           (17,219)
--------------------------------------------------------------------
Net investment in lease financing                         $ 171,025
====================================================================

At December 31, 2004, the minimum future lease payments receivable for each of the years 2005 through 2009 were $47.21 million, $33.80 million, $22.68 million, $13.88 million, and $6.78 million, respectively.

1st Source and its subsidiaries have extended, and expect to extend in the future, loans to officers, directors, and principal holders of equity securities of 1st Source and its subsidiaries and to their associates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amount of these loans was $23.44 million and $29.98 million at December 31, 2004 and 2003, respectively. During 2004, $20.56 million of new loans were made and repayments and other reductions totaled $27.10 million.

NOTE E -- RESERVE FOR LOAN AND LEASE LOSSES

Changes in the reserve for loan and lease losses for each of the three years ended December 31 are shown below.


(Dollars in thousands)                                                                  2004           2003           2002
----------------------------------------------------------------------------------- ---------------------------------------
Balance, beginning of year                                                              $ 70,045     $ 59,218    $ 57,624
Provision for loan and lease losses                                                          229       17,361      39,657
Charge-offs, net of recoveries of $8,079 in 2004, $4,181 in 2003, and $3,658 in 2002      (6,602)     (13,357)    (38,063)
Reserves related to loans acquired                                                             -        6,823           -
----------------------------------------------------------------------------------- ---------------------------------------
Balance, end of year                                                                    $ 63,672     $ 70,045    $ 59,218
===========================================================================================================================

At December 31, 2004 and 2003, nonaccrual and restructured loans and leases, substantially all of which are collateralized, were $25.25 million and $27.09 million, respectively. Interest income for the years ended December 31, 2004, 2003, and 2002, would have increased by approximately $2.27 million, $2.64 million, and $2.63 million, respectively, if these loans and leases had earned interest at their full contract rate.

As of December 31, 2004 and 2003, impaired loans and leases totaled $47.22 million and $60.04 million, respectively, of which $22.30 million and $9.74 million had corresponding specific reserves for loan and lease losses totaling $10.43 million and $5.18 million, respectively. The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them. As of December 31, 2004, a total of $22.50 million of the impaired loans and leases were nonaccrual loans and leases. For 2004, 2003, and 2002 the average recorded investment in impaired loans and leases was $53.21 million, $60.36 million and $64.30 million, respectively, and interest income recognized on impaired loans and leases totaled $2.65 million, $2.63 million, and $2.84 million, respectively.

NOTE F -- OPERATING LEASES

1st Source finances various types of construction equipment, medium and heavy duty trucks, and automobiles under leases principally classified as operating leases. These operating leases are reported at cost, net of accumulated depreciation. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term, typically from three to seven years. These vehicles, net of accumulated depreciation, are recorded as operating lease assets in the consolidated balance sheet. Rental income is earned by 1st Source on the operating lease assets and reported as noninterest income. These operating lease assets are depreciated over the term of the lease to the estimated fair value of the asset at the end of the lease. The depreciation of these operating lease assets is reported as a component of noninterest expense. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to 1st Source.

Operating lease equipment at December 31, 2004 and 2003, was $47.26 million and $70.31 million, respectively, net of accumulated depreciation of $35.37 million and $49.39 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from customers on operating lease equipment at December 31, 2004, totaled $31.33 million, of which $15.20 million is due in 2005, $8.74 million in 2006, $3.90 million in 2007, $2.19 million in 2008, $1.06 million in 2009, $0.17 million in 2010 and $0.07 million in 2011.
Depreciation expense related to operating lease equipment for the year ended December 31, 2004 was $15.32 million.

NOTE G -- PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)                                      2004          2003
--------------------------------------------------------------------------------
Land                                                     $  6,719     $  6,759
Buildings and improvements                                 40,905       40,205
Furniture and equipment                                    32,476       32,437
------------------------------------------------------------------ ------------
Total premises and equipment                               80,100       79,401
Accumulated depreciation and amortization                 (42,786)     (40,970)
------------------------------------------------------------------ ------------
Net premises and equipment                               $ 37,314     $ 38,431
================================================================================

Depreciation and amortization of properties and equipment totaled $4.81 million in 2004, $5.09 million in 2003, and $5.12 million in 2002.

NOTE H - MORTGAGE SERVICING ASSETS

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.91 billion at December 31, 2004, compared to $2.06 billion at December 31, 2003, and $1.93 billion at December 31, 2002.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:


Year Ended December 31 (Dollars in thousands)                                         2004          2003
----------------------------------------------------------------------------------------------------------
Mortgage servicing assets:
  Balance at beginning of period                                                   $ 27,601      $ 28,086
  Additions                                                                           9,985        18,196
  Amortization                                                                       (7,384)       (8,007)
  Application of valuation allowance to directly write-down servicing assets           (700)       (4,633)
  Sales                                                                              (5,787)       (6,041)
-------------------------------------------------------------------------------------------- -------------
Carrying value before valuation allowance at end of period                           23,715        27,601
-------------------------------------------------------------------------------------------- -------------
Valuation allowance:
  Balance at beginning of period                                                     (3,276)       (7,328)
  Impairment recoveries (charges)                                                       275          (581)
  Application of valuation allowance to directly write-down servicing assets            700         4,633
-------------------------------------------------------------------------------------------- -------------
Balance at end of period                                                           $ (2,301)     $ (3,276)
-------------------------------------------------------------------------------------------- -------------
Net carrying value of mortgage servicing assets at end of period                   $ 21,414      $ 24,325
-------------------------------------------------------------------------------------------- -------------
Fair value of mortgage servicing assets at end of period                           $ 23,521      $ 24,936
==========================================================================================================

Mortgage servicing assets are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the mortgage servicing assets exceeds the fair value and the impairment is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. During 2004, management determined that $0.70 million of previously established valuation allowance was not recoverable and reduced both the asset and the valuation allowance. At December 31, 2004, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $2.11 million. This difference represents increases in the fair value of certain mortgage servicing assets accounted for under SFAS No. 140 that could not be recorded above cost basis.

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, aggregated were approximately $37.96 million and $41.19 million at December 31, 2004 and December 31, 2003, respectively.

NOTE I -- INTANGIBLE ASSETS AND GOODWILL

At December 31, 2004, intangible assets consisted of goodwill of $18.85 million and other intangible assets of $4.74 million, net of accumulated amortization of $7.77 million. At December 31, 2003, intangible assets consisted of goodwill of $18.66 million and other intangible assets of $7.08 million, net of accumulated amortization of $5.14 million. Intangible asset amortization was $2.63 million, $2.75 million, and $2.14 million for 2004, 2003, and 2002, respectively. Amortization of other intangible assets is expected to total $2.61 million, $1.85 million, $0.15 million, and $0.05 million in 2005, 2006, 2007, and 2008, respectively.

A summary of core deposit intangible and other intangible assets follows:

Year Ended December 31  (Dollars in thousands)           2004        2003
--------------------------------------------------------------------------
Core deposit intangibles:
  Gross carrying amount                              $ 5,307      $ 5,017
  Less: accumulated amortization                      (3,244)      (2,260)
------------------------------------------------------------- ------------
Net carrying amount                                  $ 2,063      $ 2,757
------------------------------------------------------------- ------------
Other intangibles:
  Gross carrying amount                              $ 7,201      $ 7,201
  Less: accumulated amortization                      (4,527)      (2,881)
------------------------------------------------------------- ------------
Net carrying amount                                  $ 2,674      $ 4,320
==========================================================================

NOTE J -- LONG-TERM DEBT AND MANDATORILY REDEEMABLE SECURITIES

Details of long-term debt and mandatorily redeemable securities as of December 31 are as follows:

(Dollars in thousands)                                           2004     2003
---------------------------------------------------------------------- ---------
Term loan *                                                  $ 10,000   $ 15,000
Federal Home Loan Bank borrowings (5.04%-6.98%)                 1,008      1,027
Mandatorily redeemable securities                               6,093      6,064
Other long-term debt                                              863        711
---------------------------------------------------------------------- ---------
Total long-term debt and mandatorily redeemable securities   $ 17,964   $ 22,802
================================================================================
*Fixed rate at December 31, 2004 and 2003, was 4.76%. Variable rate at December 31, 2003 was 2.57%.

Annual maturities of long-term debt outstanding at December 31, 2004, for the next five years beginning in 2005, are as follows (in thousands): $234; $222; $10,217; $162; and $164.

At December 31, 2004, the term loan included $10.00 million contractually based on a fixed interest rate of 4.76%. Interest is payable quarterly with principal due at the October 31, 2007, maturity. The Term Loan Agreement contains, among other provisions, certain covenants relating to existence and mergers, capital structure, and financial requirements.

At December 31, 2004, the Federal Home Loan Bank borrowings represent a source of funding for certain residential mortgage activities and consist of five fixed rate notes with maturities ranging from 2006 to 2022. These notes are collateralized by $1.61 million of certain real estate loans.

Mandatorily redeemable securities as of December 31, 2004, of $6.09 million reflect the "book value" shares under the 1st Source Executive Incentive Plan. See "Executive Incentive Plan" section of Note K for additional information on this plan. Dividends paid on these shares and increases in book value per share are recorded as other interest expense. Total interest expense recorded for 2004 and 2003 was $0.38 million and $0.24 million, respectively.

NOTE K -- COMMON STOCK

1st Source has adopted SFAS No. 123 on a disclosure basis only. The disclosure requirements include reporting the pro forma effect on net income and net income per share of compensation expense attributable to the fair value of stock options and other stock-based compensation which have been issued to employees under the Stock Option Plans and the Employee Stock Purchase Plan. 1st Source is following APB No. 25 in accounting for these plans. In addition, the Executive Incentive Plan (including annual and special long-term awards) and the Restricted Stock Award Plan are also accounted for under the provisions of APB No. 25. Compensation cost charged against income for these plans was $2.26 million, $2.19 million, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively.

STOCK OPTION PLANS -- 1st Source's incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and the 2001 Stock Option Plan (the "2001 Plan"). As of December 31, 2004, an aggregate 2,478,791 shares of common stock were reserved for issuance under the above plans. Under the 2001 Plan, the exercise price of each option equals the market price of 1st Source stock on the date of grant, and an option's term is ten years, except for reload options, which are given the remaining term of the original grant. Options under the 2001 Plan vest in one to eight years from date of grant. Options are granted on a discretionary basis by the Executive Compensation and Human Resources Committee (the "Committee") of the 1st Source Board of Directors.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the option pricing model for options granted in 2003 and 2002 (no options were granted in 2004): a risk-free interest rate of 3.39% for 2003, and 3.61% for 2002; an expected dividend yield of 2.32% for 2003, and 1.74% for 2002; an expected volatility factor 37.02% for 2003, and 35.32% for 2002, and an expected option life of 6.39 years for 2003, and 5.29 years for 2002. The weighted-average grant date fair value of options granted for 2003 and 2002 was $4.94, and $6.81, respectively.

The following table is a summary of the activity with respect to 1st Source's stock option plans for the years ended December 31, 2002, 2003 and 2004:


                                                 Number of     Weighted-Average
                                                  Shares       Exercise Price
-------------------------------------------------------------- -----------------
Options outstanding, January 1, 2002              977,648          $ 18.07
-------------------------------------------------------------- -----------------
Options granted                                    23,673            19.93
Options exercised                                (175,039)            7.59
Options forfeited                                       -                -
----------------------------------------------------------------- --------------
Options outstanding, December 31, 2002            826,282            20.34
----------------------------------------------------------------- --------------
Options granted                                    20,000            13.24
Options exercised                                 (71,528)            8.71
Options forfeited                                  (4,235)           19.24
----------------------------------------------------------------- --------------
Options outstanding, December 31, 2003            770,519            21.24
----------------------------------------------------------------- --------------
Options granted                                         -                -
Options exercised                                (207,753)            8.39
Options forfeited                                  (3,027)           24.00
----------------------------------------------------------------- --------------
OPTIONS OUTSTANDING, DECEMBER 31, 2004            559,739            26.00
----------------------------------------------------------------- --------------
OPTIONS EXERCISABLE, DECEMBER 31, 2004            524,739          $ 26.56
----------------------------------------------------------------- --------------

The following table summarizes information about stock options outstanding at December 31, 2004:

                                           Options Outstanding                      Options Exercisable
                                            -----------------                       -----------------
                                           Weighted-Average
                                              Remaining
                                Number of    Contractual      Weighted-Average     Number of  Weighted-Average
Range of Exercise Prices         Shares      Life (Years)      Exercise Price        Shares    Exercise Price
----------------------------- ---------- --------------------------------------------------- -----------------
$ 12.44 to $ 19.99              135,574          3.53             $ 14.05           113,074     $ 13.93
$ 20.00 to $ 29.99               65,793          5.58               22.74            53,293       22.69
$ 30.00 to $ 31.99              358,372          3.55               31.12           358,372       31.12
==============================================================================================================

EMPLOYEE STOCK PURCHASE PLAN -- 1st Source also has an employee stock purchase plan for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price for the 2004, 2003, and 2002 offerings were $22.38 (3.69%), $16.47
(4.96%), and $22.85 (0.17%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2004 and runs through May 31, 2006, with $312,796 in stock value to be purchased at $22.38 per share. The fair value of the employees' purchase rights for the 2004, 2003, and 2002 offerings was estimated using the Black-Scholes model. The following assumptions were used in the model in each of the last three years: a risk-free interest rate of 2.52% for 2004 and 1.38% for 2003, and 3.19% for 2002; an expected dividend yield of 1.66% for 2004 and 2.72% for 2003, and 1.52% for 2002; an expected volatility factor of 44.20% for 2004 and 49.56% for 2003, and 43.07% for 2002; and an
expected life of 2.00 years for 2004, 2003, and 2002. The fair value for shares offered in 2004, 2003, and 2002 was $5.81, $4.61, and $5.58, respectively.

Pro forma net income and diluted net income per common share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123 for the stock option and employee stock purchase plans, are as follows:

                                             2004       2003           2002
--------------------------------------------------------------------------------
Net income (dollars in thousands):
  As reported                             $ 24,965     $ 19,154     $ 10,039
  Pro forma                                 24,775       18,924        9,706
Diluted net income per common share:
  As reported                             $   1.19     $   0.91     $   0.47
  Pro forma                                   1.18         0.90         0.46
================================================================================

EXECUTIVE INCENTIVE PLAN -- 1st Source's Executive Incentive Plan is also administered by the Committee. Awards under the plan include "book value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. Grants under the plan for 2004, 2003, and 2002 are summarized as follows:

                                           2004         2003         2002
--------------------------------------------------------------------------------
Number of shares                          31,973       13,776       59,824
Weighted-average grant-date fair value    $15.19       $14.77       $14.73
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

RESTRICTED STOCK AWARD PLAN -- 1st Source also has a restricted stock award plan for key employees. Awards under the plan are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the plan vest over a five to ten-year period and vesting is based upon meeting certain criteria, including continued employment by 1st Source. Grants under the plan for 2004, 2003, and 2002 are summarized below:

                                            2004        2003         2002
--------------------------------------------------------------------------------
Number of shares                           2,000       15,158        1,000
Weighted-average grant-date fair value    $20.84       $19.37       $22.89
================================================================================

NOTE L --SUBORDINATED NOTES

As of December 31, 2004, 1st Source sponsored three trusts, 1st Source Capital Trust II, III and IV (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust. On September 16, 2004, 1st Source redeemed the capital securities of Capital Trust I.

Distributions on the capital securities issued by Capital Trust II and III are payable semi-annually at a rate per annum equal to the interest rate being earned by the Capital Trust on the subordinated notes held by that Capital Trust. Distributions on the capital securities issued by Capital Trust IV are payable quarterly at a rate per annum equal to the interest rate being earned by Capital Trust IV on the subordinated notes held by Capital Trust IV. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated notes. 1st Source has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The capital securities held by the Capital Trusts qualify as Tier 1 capital for 1st Source under Federal Reserve Board guidelines. The Federal Reserve has issued final rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rules, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These rules had no impact on 1st Source's Tier 1 capital.

The subordinated notes are summarized as follows, at December 31, 2004:

                                           Amount of
                                          Subordinated   Interest     Maturity
                                             Notes        Rate          Date
(Dollars in thousands)
--------------------------------------------------------------------------------
March 1997 issuance-floating rate         $  17,784       4.47%       03/31/27
November 2002 issuance-floating rate         10,310       6.95%       11/15/32
September 2004 issuance-fixed rate           30,928       7.66%       12/15/34
--------------------------------------------------- ---------------- ----------
Total                                     $  59,022
================================================================================

The March 1997 floating rate issuance interest rate is equal to the sum of the three-month Treasury adjusted to a constant maturity, plus 2.25%. The November 2002 issuance interest rate is fixed at 6.95% until November 15, 2007, at which time it will become floating at an interest rate equal to LIBOR, plus 3.35%.

NOTE M -- EMPLOYEE BENEFIT PLANS

1st Source maintains the 1st Source Profit Sharing Plan which includes a defined contribution profit sharing and savings plan and a defined contribution money purchase pension plan covering the majority of its employees.

The defined contribution profit sharing and savings plan allows eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. 1st Source is required under the plan to match 100% of participant contributions up to 4% of compensation and one-half of any additional participant contributions up to 6% of compensation, provided that 1st Source is profitable for the respective plan year. 1st Source may also make discretionary contributions to the plan, depending on its profitability. Contribution expense for this plan for the years ended December 31, 2004, 2003, and 2002, amounted to $1.65 million, $1.99 million, and $1.88 million, respectively.

Contributions to the defined contribution money purchase pension plan are based on 2% of participants' eligible compensation. For the years ended December 31, 2004, 2003, and 2002, total pension expense for this plan amounted to $0.72 million, $0.87 million, and $0.70 million, respectively.

Trustcorp contributes to a defined contribution plan for all of its employees who meet the general eligibility requirements of the plan. Contribution expense for this plan for the years ended December 31, 2004, 2003, and 2002, amounted to $0.13 million, $0.16 million, and $0.15 million, respectively.

In addition to the 1st Source Profit Sharing Plan, 1st Source provides certain health care and life insurance benefits for substantially all of its retired employees. All of 1st Source's full-time employees become eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. The medical plan pays a stated percentage of eligible medical expenses reduced for any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and $3,000 for life insurance.

1st Source's accrued postretirement benefit cost and net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 were not material.

NOTE N -- INCOME TAXES

Income tax expense is comprised of the following:

(Dollars in thousands)                                   2004        2003           2002
----------------------------------------------------- -------- ----------------- ------------
Current:
  Federal                                              $ 2,920      $ 9,226         $ (12,133)
  State                                                    870        2,315            (1,952)
----------------------------------------------------- -------- ----------------- ------------
Total current                                            3,790       11,541           (14,085)
----------------------------------------------------- -------- ----------------- ------------
Deferred:
  Federal                                                4,610       (2,697)           13,616
  State                                                    736         (815)            1,835
----------------------------------------------------- -------- ----------------- ------------
Total deferred                                           5,346       (3,512)           15,451
----------------------------------------------------- -------- ----------------- ------------
Total provision                                        $ 9,136      $ 8,029         $   1,366
=============================================================================================

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:




                                                                    2004                    2003                   2002
                                                                        Percent of             Percent of            Percent of
                                                                          Pretax                 Pretax                Pretax
Year Ended December 31 (Dollars in thousands)                  Amount     Income        Amount   Income       Amount  Income
------------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax                                  $ 11,935     35.0%      $ 9,514     35.0%      $ 3,992    35.0%
(Decrease) increase in income taxes resulting from:
  Tax-exempt interest income                                    (1,782)    (5.2)       (1,969)    (7.3)       (2,069)  (18.1)
  State taxes, net of federal income tax benefit                 1,044      3.1           975      3.6           (76)   (0.7)
  Dividends received deduction                                  (1,607)    (4.7)          (48)    (0.2)          (46)   (0.4)
  Other                                                           (454)    (1.4)         (443)    (1.6)         (435)   (3.8)
---------------------------------------------------- ------------------ ----------- ---------- ----------- ---------- --------
Total                                                         $ 9,136      26.8%      $ 8,029     29.5%      $ 1,366    12.0%
==============================================================================================================================

The tax expense (benefit) applicable to securities gains and losses for the years 2004, 2003 and 2002 was $(1,808,000), $(1,508,000) and $(1,076,000),
respectively.

Deferred tax assets and liabilities as of December 31, 2004 and 2003 consisted of the following:

(Dollars in thousands)                                                              2004         2003
----------------------------------------------------------------------------------------- ------------
Deferred tax assets:
  Reserve for loan and lease losses                                             $ 26,396     $ 27,075
  Accruals for employee benefits                                                   3,680        3,884
  Net unrealized losses on securities available-for-sale                             184            -
  Alternative minimum tax                                                          2,567            -
  Other                                                                            1,503        2,010
----------------------------------------------------------------------------------------- ------------
Total deferred tax assets                                                         34,330       32,969
----------------------------------------------------------------------------------------- ------------
Deferred tax liabilities:
  Differing depreciable bases in premises and leased equipment                    40,141       36,824
  Mortgage servicing                                                               8,278        8,154
  Net unrealized gains on securities available-for-sale                                -        1,463
  Differing bases in assets related to acquisitions                                1,734          809
  Other                                                                            2,219           62
----------------------------------------------------------------------------------------- ------------
Total deferred tax liabilities                                                    52,372       47,312
----------------------------------------------------------------------------------------- ------------
Net deferred tax liability                                                      $ 18,042     $ 14,343
======================================================================================================

At December 31, 2004, 1st Source had an alternative minimum tax credit carryforward for income tax purposes of $2.57 million.

NOTE O -- CONTINGENT LIABILITIES, COMMITMENTS,
AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

CONTINGENT LIABILITIES -- 1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on 1st Source's consolidated financial position or results of operation.

COMMITMENTS -- 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. In 1982, 1st Source sold the headquarters building and entered into a leaseback agreement with the purchaser. The remaining term of the lease was seven years with options to renew for up to 15 additional years, at December 31, 2004. Approximately 30% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately, $2.40 million in 2005, $2.09 million in 2006, $1.88 million in 2007, $1.58 million in 2008, $1.48 million in 2009, and $3.53 million, thereafter. As of December 31, 2004, future minimum rentals to be received under noncancellable subleases totaled $3.05 million.

Rental expense of office premises and equipment and related sublease income were as follows:


Year Ended December 31 (Dollars in thousands)     2004        2003        2002
-------------------------------------------------------- -----------------------
Gross rental expense                            $ 3,075      $ 3,216    $ 3,184
Sublease rental income                           (1,558)      (1,502)    (1,479)
-------------------------------------------------------- -----------------------
Net rental expense                              $ 1,517      $ 1,714    $ 1,705
================================================================================

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK -- To meet the financing needs of its customers, 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

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

Letters of credit are conditional commitments issued by 1st Source to guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as those involved in extending loan commitments to customers.

As of December 2004 and 2003, 1st Source and its subsidiaries had commitments outstanding to originate and purchase mortgage loans aggregating $106.61 million and $143.92 million, respectively. Outstanding commitments to sell loans aggregated $83.82 million at December 31, 2004, and $99.53 million at December 31, 2003. Standby letters of credit totaled $90.67 million and $101.26 million at December 31, 2004 and 2003, respectively. Standby letters of credit have terms ranging from six months to one year.

NOTE P -- REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require 1st Source to maintain minimum amounts and ratios of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004, that 1st Source meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal bank regulators categorized the Bank, the largest of 1st Source's subsidiaries, as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" 1st Source must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes will have changed the institution's category.

As discussed in Note L, the capital securities held by the Capital Trusts qualify as Tier 1 capital for 1st Source under Federal Reserve Board guidelines.

The actual capital amounts and ratios of 1st Source and its largest subsidiary, the Bank, as of December 31, 2004, are presented in the table below:


                                                                                                                 To Be Well
                                                                                                             Capitalized Under
                                                                                     Minimum Capital         Prompt Corrective
                                                               Actual                   Adequacy             Action Provisions
(Dollars in thousands)                                    Amount    Ratio          Amount       Ratio      Amount          Ratio
---------------------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
  Consolidated                                            $ 395,860  14.59%         $ 216,993  8.00%       $ 271,242      10.00%
  1st Source Bank                                           369,084  13.93            211,895  8.00          264,868      10.00
Tier I Capital (to Risk-Weighted Assets):
  Consolidated                                              360,559  13.29            108,497  4.00          162,745       6.00
  1st Source Bank                                           335,508  12.67            105,947  4.00          158,921       6.00
Tier I Capital (to Average Assets):
  Consolidated                                              360,559  10.35            139,355  4.00          174,194       5.00
  1st Source Bank                                           335,508   9.91            135,487  4.00          169,358       5.00
=================================================================================================================================

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2004 and 2003, were approximately $4.81 million and $6.36 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank can pay dividends in 2005 of $43.02 million, plus an additional amount equal to its net profits for 2005, as defined by statute, up to the date of any such dividend declaration.

1st Source's mortgage subsidiary, Trustcorp, is required to maintain minimum net worth capital requirements established by various governmental agencies. Trustcorp's net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2004, Trustcorp met its minimum net worth capital requirements.

NOTE Q -- FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of 1st Source's financial instruments as of December 31, 2004 and 2003 are summarized in the table below.


                                                                                  2004                                2003
                                                                     Carrying or                         Carrying or
(Dollars in thousands)                                              Contract Value     Fair Value       Contract Value    Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                            $   78,255         $   78,255      $   109,787       $   109,787
Federal funds sold and interest bearing deposits with other banks     220,131            220,131            1,355             1,355
Investment securities, available-for-sale                             789,923            789,923          763,763           763,763
Mortgages held for sale                                                55,711             55,821           60,215            60,215
Loans and leases, net of reserve for loan and lease losses          2,216,496          2,221,357        2,160,955         2,192,329
------------------------------------------------------------------------------------------------------------------------------------
Liabilities:
Deposits                                                            2,807,003          2,816,693        2,487,215         2,508,012
Short-term borrowings                                                 299,662            299,662          390,854           390,854
Long-term debt and mandatorily redeemable securities                   17,964             18,033           22,802            22,977
Subordinated notes                                                     59,022             59,767           56,444            54,540
Interest rate swaps                                                       652                652            4,103             4,103
Off-balance-sheet instruments*                                              -               (593)               -              (620)
====================================================================================================================================

*Represents estimated cash outflows required to currently settle the obligations at current market rates.

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

LOANS AND LEASES -- For variable rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain real estate loans (e.g., one-to-four single family residential mortgage loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of all other loans and leases are estimated using discounted cash flow analyses which use interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.

DEPOSITS -- The fair values for all deposits other than time deposits are equal to the amounts payable on demand (the carrying value). Fair values of variable rate time deposits are equal to their carrying values. Fair values for fixed rate time deposits are estimated using discounted cash flow analyses using interest rates currently being offered for deposits with similar remaining maturities.

SHORT-TERM BORROWINGS -- The carrying values of Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings, including 1st Source's liability related to mortgage loans available for repurchase under GNMA optional repurchase programs, approximate their fair values.

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

LIMITATIONS -- Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of 1st Source's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other such factors.

These estimates do not reflect any premium or discount that could result from offering for sale at one time 1st Source's entire holdings of a particular financial instrument. These estimates are subjective in nature and require considerable judgment to interpret market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts 1st Source could realize in a current market exchange, nor are they intended to represent the fair value of 1st Source as a whole. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Other significant assets, such as mortgage banking operation, premises and equipment, other assets, and liabilities not defined as financial instruments, are not included in the above disclosures. In addition, for investment and mortgage-backed securities, the income tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates. Also, the fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

NOTE R -- 1ST SOURCE CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION


STATEMENTS OF FINANCIAL CONDITION
---------------------------------

December 31 (Dollars in thousands)                                                              2004        2003
----------------------------------------------------------------------------- ----------------------- ------------
ASSETS
Cash                                                                                       $       2    $      70
Short-term investments with bank subsidiary                                                    5,233        3,153
Investment securities, available-for-sale
  (amortized cost of $17,740 and $25,245 at December 31, 2004 and 2003, respectively)         20,037       27,081
Investments in:
  Bank subsidiaries                                                                          355,421      338,514
  Non-bank subsidiaries                                                                        8,134       10,437
Loan receivables:
  Non-bank subsidiaries                                                                        7,000        6,715
Premises and equipment, net                                                                    2,330        2,349
Other assets                                                                                   5,952        6,627
----------------------------------------------------------------------------- ----------------------- ------------
Total assets                                                                               $ 404,109    $ 394,946
----------------------------------------------------------------------------- ----------------------- ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Commercial paper borrowings                                                                $     836        $ 982
Other liabilities                                                                              1,385        1,562
Long-term debt and mandatorily redeemable securities                                          75,288       77,711
----------------------------------------------------------------------------- ----------------------- ------------
Total liabilities                                                                             77,509       80,255
Shareholders' equity                                                                         326,600      314,691
------------------------------------------------------------------------ ---------------------------- ------------
Total liabilities and shareholders' equity                                                 $ 404,109    $ 394,946
==================================================================================================================


STATEMENTS OF INCOME
--------------------

Year Ended December 31 (Dollars in thousands)                                               2004           2003         2002
------------------------ ---------------------------------------------------------- ------------------- ----------- ------------
Income:
  Dividends from bank and non-bank subsidiaries                                          $  9,749       $  8,715    $  7,578
  Rental income from subsidiaries                                                             829          2,668       2,763
  Other                                                                                     2,721          1,306         647
----------------------------------------------------------------------------------- ------------------- ----------- ------------
Total income                                                                               13,299         12,689      10,988
----------------------------------------------------------------------------------- ------------------- ----------- ------------
Expenses:
  Interest on long-term debt and mandatorily redeemable securities                          4,869          4,725       4,078
  Interest on commercial paper and other short-term borrowings                                 10             26          66
  Rent expense                                                                              1,059          1,059       1,059
  Other                                                                                     2,705          1,998       1,666
----------------------------------------------------------------------------------- ------------------- ----------- ------------
Total expenses                                                                              8,643          7,808       6,869
----------------------------------------------------------------------------------- ------------------- ----------- ------------
Income before income tax benefit and equity in undistributed income of subsidiaries         4,656          4,881       4,119
Income tax benefit                                                                          2,269          1,386       1,332
----------------------------------------------------------------------------------- ------------------- ----------- ------------
Income before equity in undistributed income of subsidiaries                                6,925          6,267       5,451
Equity in undistributed income of subsidiaries:
  Bank subsidiaries                                                                        19,832         13,285      10,158
  Non-bank subsidiaries                                                                    (1,792)          (398)     (5,570)
----------------------------------------------------------------------------------- ------------------- ----------- ------------
Net income                                                                               $ 24,965       $ 19,154    $ 10,039
================================================================================================================================


STATEMENTS OF CASH FLOWS
------------------------

Year Ended December 31 (Dollars in thousands)                                            2004              2003           2002
------------------------ ---------------------------------------------------------- ------------------- ---------------- -----------
Operating activities:
Net income                                                                               $ 24,965       $ 19,154         $ 10,039
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed income of subsidiaries                                          (18,040)       (12,887)          (4,588)
  Depreciation of premises and equipment                                                      283            338              346
  Realized and unrealized investment securities losses                                        851          1,092            1,349
  Other                                                                                       523           (820)              (3)
----------------------------------------------------------------------------------- ------------------- ---------------- -----------
Net cash from operating activities                                                          8,582          6,877            7,143
----------------------------------------------------------------------------------- ------------------- ---------------- -----------
Investing activities:
  Proceeds from sales and maturities of investment securities                               6,645          1,895            6,625
  Purchases of investment securities                                                            -           (313)         (19,425)
  Net change in premises and equipment                                                       (264)          (262)             184
  (Increase) decrease in short-term investments with bank subsidiary                       (2,080)         1,926             (667)
  (Increase) decrease in loans made to subsidiaries, net                                     (285)        (1,715)           4,096
  Capital contributions to subsidiaries                                                         -              -           (5,501)
  Return of capital from subsidiaries                                                         500              -                -
----------------------------------------------------------------------------------- ------------------- ---------------- -----------
Net cash from (used in) investing activities                                                4,516          1,531          (14,688)
----------------------------------------------------------------------------------- ------------------- ---------------- -----------
Financing activities:
  Net decrease in commercial paper and other short-term borrowings                           (146)        (2,456)          (1,555)
  Proceeds from issuance of subordinated notes                                             30,929              -           10,000
  Payments on subordinated notes                                                          (28,351)             -                -
  Proceeds from issuance of long-term debt                                                     18             47           15,048
  Payments on long-term debt                                                               (5,048)           (94)         (10,169)
  Net proceeds from issuance of treasury stock                                              3,253          2,598            4,261
  Acquisition of treasury stock                                                            (4,958)          (646)          (2,503)
  Cash dividends                                                                           (8,863)        (7,789)          (7,537)
----------------------------------------------------------------------------------- ------------------- ---------------- -----------
Net cash (used in) from financing activities                                              (13,166)        (8,340)           7,545
----------------------------------------------------------------------------------- ------------------- ---------------- -----------
Net change in cash and cash equivalents                                                       (68)            68                0
Cash and cash equivalents, beginning of year                                                   70              2                2
Cash and cash equivalents, end of year                                                   $      2       $     70         $      2
====================================================================================================================================

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None




                        ITEM 9A. CONTROLS AND PROCEDURES.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of 1st Source Corporation ("1st Source") is responsible for establishing and maintaining adequate internal control over financial reporting. 1st Source's internal control over financial reporting includes policies and procedures pertaining to 1st Source's ability to record, process, and report reliable information. Actions are taken to correct any deficiencies as they are identified through internal and external audits, regular examinations by bank regulatory agencies, 1st Source's formal risk management process, and other means. 1st Source's internal control system is designed to provide reasonable assurance to 1st Source's management and Board of Directors regarding the preparation and fair presentation of 1st Source's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

1st Source's management assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on management's assessment, we believe that, as of December 31, 2004, 1st Source's internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management's assessment of 1st Source's internal control over financial reporting. This report appears on page 25.



/s/ CHRISTOPHER J. MURPHY III                           /s/ LARRY E. LENTYCH
-----------------------------                           --------------------
Christopher J. Murphy III,                              Larry E. Lentych,
Chief Executive Officer                                 Chief Financial Officer


                           ITEM 9B. OTHER INFORMATION.

None

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the caption "Proposal Number 1: Election of Directors," "Board Committees and other Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2005 Proxy Statement is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION.

The information under the caption "Remuneration of Executive Officers" of the 2005 Proxy Statement is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2005 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information:



                                                          (a)                        (b)                        (c)
                                                                                                       Number of Securities
                                                                                                       Remaining Available
                                                                                                       for Future Issuance
                                             Number of Securities to be       Weighted-average            Under Equity
                                              Issued upon Exercise of        Exercise Price of         Compensation Plans
                                                Outstanding Options,        Outstanding Options,      [excluding securities
                                                Warrants and Rights         Warrants and Rights       reflected in column (a)]

---------------------------------------------------------------------- ----------------------------- ------------------------
Equity compensation plans
approved by shareholders
  1992 stock option plan                          478,791                       $ 27.12                               -
  2001 stock option plan                           80,948                         21.00                       1,919,052
  1997 employee stock purchase plan                26,192                         19.08                         176,414
  1982 executive incentive plan                         -                             -                         100,000 (1)(2)
  1982 restricted stock award plan                      -                             -                         183,061 (1)
---------------------------------------------------------------------- ----------------------------- ------------------------
Total plans approved by shareholders              585,931                       $ 25.92                       2,378,527
---------------------------------------------------------------------- ----------------------------- ------------------------
Equity compensation plans                               -                             -                               -
not approved by shareholders
---------------------------------------------------------------------- ----------------------------- ------------------------
Total equity compensation plans                   585,931                       $ 25.92                       2,378,527
=============================================================================================================================

(1)  Amount  is  to  be  awarded  by  grants   administered   by  the  Executive
     Compensation Committee of the 1st Source Board of Directors.
(2) Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Proposal Number 1: Election of Directors" of the 2005 Proxy Statement is incorporated herein by reference.

                ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption "Relationship with Independent Registered Public Accounting Firm" of the 2005 Proxy Statement is incorporated herein by reference.

                                     PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules:

    The following Financial Statements and Supplementary Data are filed as part of this annual report:

        Reports of Independent Registered Public Accounting Firm

        Consolidated statements of financial condition --
                December 31, 2004 and 2003

        Consolidated statements of income --
                Years ended December 31, 2004, 2003, and 2002

        Consolidated statements of shareholders' equity --
                Years ended December 31, 2004, 2003, and 2002

        Consolidated statements of cash flows --
                Years ended December 31, 2004, 2003, and 2002

        Notes to consolidated financial statements --
                December 31, 2004, 2003, and 2002


    Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     3(a) Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

     3(b) By-Laws of Registrant, as amended January 29, 2004, filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

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

     10(b)1st Source  Corporation  Employee  Stock Purchase Plan dated April 17,
          1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

     10(c)1st Source Corporation 1982 Executive  Incentive Plan, amended January
          17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

     10(d)1st Source  Corporation  1982  Restricted  Stock Award  Plan,  amended
          January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

     10(e)1st Source  Corporation 2001 Stock Option Plan, filed as an exhibit to
          1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.

     10(f)1st Source  Corporation  Non-Qualified  Stock  Option  Agreement  with
          Christopher J. Murphy III, dated January 1, 1992, as amended December 11, 1997, filed as an exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

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

     10(h)1st Source  Corporation  1998  Performance  Compensation  Plan,  dated
          February 19, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.

     10(i)Consulting  Agreement of  Ernestine  M. Raclin,  dated April 14, 1998,
          filed  as  exhibit  to  Form  10-K,   dated  December  31,  1998,  and
          incorporated  herein  by  reference.

     21   Subsidiaries  of  Registrant   (unless   otherwise   indicated,   each
          subsidiary  does  business  under  its own  name):

                           Name                               Jurisdiction
          ----------------------------------------------------------------------
          1st Source Bank                                       Indiana
          SFG Equipment Leasing, Inc.*                          Indiana
          1st Source Insurance, Inc.*                           Indiana
          1st Source Specialty Finance, Inc.*                   Indiana
          FBT Capital Corporation (Inactive)                    Indiana
          1st Source Leasing, Inc.                              Indiana
          1st Source Capital Corporation*                       Indiana
          Trustcorp Mortgage Company                            Indiana
          1st Source Capital Trust I (Inactive)                 Delaware
          1st Source Capital Trust II                           Delaware
          1st Source Capital Trust III                          Delaware
          1st Source Capital Trust IV                           Delaware
          Michigan Transportation Finance Corporation*          Michigan
          1st Source Intermediate Holding, LLC                  Delaware
          1st Source Funding, LLC                               Delaware
          1st Source Corporation Investment Advisors, Inc.*     Indiana
          SFG Commercial Aircraft Leasing, Inc.*                Indiana
          SFG Equipment Leasing Corporation I*                  Indiana
          Capstone 557(Proprietary)Limited                      South Africa *
          *Wholly-owned subsidiaries of 1st Source Bank

     23 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

     31.1 Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

     31.2 Certification of Larry E. Lentych, Chief Financial Officer (Rule 13a-14(a)).

     32.1 Certification of Christopher J. Murphy III, Chief Executive Officer.

     32.2 Certification of Larry E. Lentych, Chief Financial Officer.

(c) Financial Statement Schedules -- None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               1st SOURCE CORPORATION

                            By /s/ CHRISTOPHER J. MURPHY III
                               -----------------------------
                               Christopher J. Murphy III, Chairman of the Board, President and Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                          Title                 Date

/s/ CHRISTOPHER J. MURPHY III   Chairman of the Board,      March 16, 2005
------------------------------  President and
Christopher J. Murphy III       Chief Executive Officer

/s/ WELLINGTON D. JONES III     Executive Vice President    March 16, 2005
------------------------------- and Director
Wellington D. Jones III

/s/ LARRY E. LENTYCH            Treasurer,                  March 16, 2005
------------------------------- Chief Financial Officer
Larry E. Lentych                and Principal Accounting Officer

/s/ JOHN B. GRIFFITH            Secretary                   March 16, 2005
------------------------------- and General Counsel
John B. Griffith

/s/ DAVID C. BOWERS             Director                    March 16, 2005
-------------------------------
David C. Bowers

/s/ DANIEL B. FITZPATRICK       Director                    March 16, 2005
-------------------------------
Daniel B. Fitzpatrick

/s/ TERRY L. GERBER             Director                    March 16, 2005
-------------------------------
Terry L. Gerber

/s/ LAWRENCE E. HILER           Director                    March 16, 2005
-------------------------------
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON          Director                    March 16, 2005
-------------------------------
William P. Johnson

/s/ CRAIG A. KAPSON             Director                    March 16, 2005
-------------------------------
Craig A. Kapson

/s/ REX MARTIN                  Director                    March 16, 2005
-------------------------------
Rex Martin

/s/ DANE A. MILLER              Director                    March 16, 2005
-------------------------------
Dane A. Miller

/s/ TIMOTHY K. OZARK            Director                    March 16, 2005
-------------------------------
Timothy K. Ozark

/s/ JOHN T. PHAIR               Director                    March 16, 2005
-------------------------------
John T. Phair

/s/ MARK D. SCHWABERO           Director                    March 16, 2005
-------------------------------
Mark D. Schwabero

/s/ TOBY S. WILT                Director                    March 16, 2005
-------------------------------
Toby S. Wilt