Form 10-Q
period 2005-03-31
1ST SOURCE CORP
filed 2005-04-28
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                    Commission file number 0-6233

                             1st SOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

            INDIANA                                           35-1068133
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

100 North Michigan Street          South Bend, Indiana                    46601
-------------------------          -------------------                    -----
              (Address of principal executive offices) (Zip Code)

                                 (574) 235-2000
                                 --------------
              (Registrant's telephone number, including area code)

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

                        Yes     X        No ______

               Number of shares of common stock outstanding as of
                       April 20, 2005 - 20,709,423 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            March 31, 2005, and December 31, 2004                              3
            Consolidated statements of income --
            three months ended March 31, 2005 and 2004                         4
            Consolidated statement of changes in shareholders' equity
            three months ended March 31, 2005 and 2004                         5
            Consolidated statements of cash flows --
            three months ended March 31, 2005 and 2004                         6
            Notes to the Consolidated Financial Statements                     7
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18
Item 4.  Controls and Procedures                                              19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19
Item 3.  Defaults Upon Senior Securities                                      19
Item 4.  Submission of Matters to a Vote of Security Holders                  20
Item 5.  Other Information                                                    20
Item 6.  Exhibits                                                             20


SIGNATURES                                                                    21

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

                                                                March 31,         December 31,
                                                                   2005               2004
                                                               --------------------------------
ASSETS
Cash and due from banks                                         $    86,955        $    78,255
Federal funds sold and
  interest bearing deposits with other banks                         26,252            220,131
Investment securities available-for-sale
  (amortized cost of $740,662 and $790,404
  at March 31, 2005 and December 31, 2004, respectively)            733,786            789,923

Mortgages held for sale                                              79,591             55,711

Loans and leases - net of unearned discount:
  Commercial and agricultural loans                                 431,750            425,018
  Auto, light truck and environmental equipment                     269,361            263,637
  Medium and heavy duty truck                                       274,097            267,834
  Aircraft financing                                                423,017            444,481
  Construction equipment financing                                  200,601            196,516
  Loans secured by real estate                                      579,388            583,437
  Consumer loans                                                    100,781             99,245
                                                               --------------------------------
Total loans and leases                                            2,278,995          2,280,168
  Reserve for loan and lease losses                                 (62,647)           (63,672)
                                                               --------------------------------
Net loans and leases                                              2,216,348          2,216,496

Equipment owned under operating leases,
  net of accumulated depreciation                                    44,552             47,257
Net premises and equipment                                           37,581             37,314
Accrued income and other assets                                     116,388            118,628
                                                               --------------------------------
Total assets                                                    $ 3,341,453        $ 3,563,715
                                                               ================================

LIABILITIES
Deposits:
  Noninterest bearing                                           $   402,004        $   378,867
  Interest bearing                                                2,187,935          2,428,136
                                                               --------------------------------
Total deposits                                                    2,589,939          2,807,003

Federal funds purchased and securities
  sold under agreements to repurchase                               194,247            216,751
Other short-term borrowings                                          97,401             82,911
Long-term debt and mandatorily redeemable securities                 18,027             17,964
Subordinated notes                                                   59,022             59,022
Accrued expenses and other liabilities                               56,188             53,464
                                                               --------------------------------
Total liabilities                                                 3,014,824          3,237,115

SHAREHOLDERS' EQUITY
Preferred stock; no par value                                             -                  -
Common stock; no par value                                            7,578              7,578
Capital surplus                                                     214,001            214,001
Retained earnings                                                   120,387            115,830
Cost of common stock in treasury                                    (11,096)           (10,512)
Accumulated other comprehensive loss                                 (4,241)              (297)
                                                               --------------------------------
Total shareholders' equity                                          326,629            326,600
                                                               --------------------------------
Total liabilities and shareholders' equity                      $ 3,341,453        $ 3,563,715
                                                               ================================

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

                                                                    Three Months Ended March 31,
                                                               -------------------------------------
                                                                    2005                 2004
                                                               -------------------------------------
Interest income:
  Loans and leases                                                 $    33,637          $    32,454
  Investment securities, taxable                                         3,818                4,289
  Investment securities, tax-exempt                                      1,264                1,317
  Other                                                                     77                   65
                                                               -------------------------------------
Total interest income                                                   38,796               38,125

Interest expense:
  Deposits                                                              12,316                9,823
  Short-term borrowings                                                  1,702                1,257
  Subordinated notes                                                       964                  961
  Long-term debt and mandatorily redeemable securities                     210                  322
                                                               -------------------------------------
Total interest expense                                                  15,192               12,363
                                                               -------------------------------------
Net interest income                                                     23,604               25,762
(Recovery of)/provision for loan and lease losses                         (421)                 101
                                                               -------------------------------------
Net interest income after
  provision for loan and lease losses                                   24,025               25,661

Noninterest income:
  Trust fees                                                             3,246                3,090
  Service charges on deposit accounts                                    3,963                3,706
  Mortgage banking income                                                2,767                 (891)
  Equipment rental income                                                4,015                5,824
  Other income                                                           2,800                2,542
  Investment securities and other investment gains (losses)                904                 (252)
                                                               -------------------------------------
Total noninterest income                                                17,695               14,019
                                                               -------------------------------------
Noninterest expense:
  Salaries and employee benefits                                        18,544               15,754
  Net occupancy expense                                                  2,102                1,833
  Furniture and equipment expense                                        2,642                2,584
  Depreciation - leased equipment                                        3,323                4,536
  Supplies and communication                                             1,343                1,432
  Loan and lease collection and repossession (recovery)/expense           (134)               1,055
  Other expense                                                          3,854                5,148
                                                               -------------------------------------
Total noninterest expense                                               31,674               32,342
                                                               -------------------------------------
Income before income taxes                                              10,046                7,338
Income tax expense                                                       3,102                2,259
                                                               -------------------------------------
Net income                                                         $     6,944          $     5,079
                                                               =====================================
Other comprehensive income, net of tax:
  Change in unrealized (depreciation) appreciation of
       available-for-sale securities                                    (3,944)               1,909
                                                               -------------------------------------
Total comprehensive income                                         $     3,000          $     6,988
                                                               =====================================
Per common share:
  Basic net income per common share                                $      0.34          $      0.25
                                                               =====================================
  Diluted net income per common share                              $      0.33          $      0.24
                                                               =====================================
  Dividends                                                        $     0.120          $     0.100
                                                               =====================================
Basic weighted average common shares outstanding                    20,719,596           20,727,035
                                                               =====================================
Diluted weighted average common shares outstanding                  21,041,812           21,035,918
                                                               =====================================

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Net
                                                                                                                 Unrealized
                                                                                                                Appreciation
                                                                                                      Cost of   (Depreciation)
                                                                                                      Common    of Securities
                                                               Common        Capital     Retained      Stock     Available-
                                                  Total         Stock        Surplus     Earnings   in Treasury   For-Sale
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                         $314,691        $7,578      $214,001    $100,534     ($9,777)       $2,355
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                            5,079             -             -       5,079           -             -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax       1,909             -             -           -           -         1,909
                                                      -----
Total Comprehensive Income                            6,988             -             -           -           -             -
Issuance of 28,327 common shares
 under stock based compensation plans,
 including related tax effects                          409             -             -         (10)        419             -
Cost of 7,169 shares of common
 stock acquired for treasury                           (154)            -             -           -        (154)            -
Cash dividend ($.100 per share)                      (2,074)            -             -      (2,074)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                          $319,860        $7,578      $214,001    $103,529     ($9,512)       $4,264
==============================================================================================================================

Balance at January 1, 2005                         $326,600        $7,578      $214,001    $115,830    ($10,512)        ($297)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                            6,944             -             -       6,944           -             -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax      (3,944)            -             -           -           -        (3,944)
                                                     ------
Total Comprehensive Income                            3,000             -             -           -           -             -
Issuance of 15,866 common shares
 under stock based compensation plans,
 including related tax effects                          326             -             -         101         225             -
Cost of 35,675 shares of common
 stock acquired for treasury                           (809)            -             -           -        (809)            -
Cash dividend ($0.12 per share)                      (2,488)            -             -      (2,488)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                          $326,629        $7,578      $214,001    $120,387    ($11,096)      ($4,241)
==============================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
                                                                     Three Months Ended March 31,
                                                                   -------------------------------
                                                                       2005                 2004
                                                                   -------------       -----------
Operating activities:
  Net income                                                       $   6,944           $   5,079
  Adjustments to reconcile net income to net cash
    from operating activities:
      Provision for loan and lease (recoveries) losses                  (421)                101
      Depreciation of premises and equipment                           4,659               5,777
      Amortization of investment security premiums
        and accretion of discounts, net                                1,388               1,426
      Amortization of mortgage servicing rights                        1,803               1,919
      Mortgage servicing asset (recoveries) impairment charges        (1,089)              3,227
      Deferred income taxes                                            7,007               4,309
      Realized investment securities (gains) losses                     (904)                252
      Change in mortgages held for sale                              (23,880)            (21,435)
      (Increase) decrease in interest receivable                        (296)                943
      Increase in interest payable                                        99                 762
      Change in other assets                                           1,823              (5,541)
      Change in other liabilities                                     (1,932)             (3,788)
      Other                                                              (47)               (617)
                                                                   ----------          -----------
Net cash from operating activities                                    (4,846)             (7,586)

Investing activities:
  Proceeds from sales and maturities of investment securities         90,913              64,205
  Purchases of investment securities                                 (41,655)            (28,949)
  Net change in short-term investments                               193,879                 300
  Loans sold or participated to others                                   (18)                 45
  Net change in loans and leases                                         587              54,741
  Net change in equipment owned under operating leases                  (618)              2,775
  Purchases of premises and equipment                                 (1,664)               (191)
                                                                   ----------          -----------
Net cash from investing activities                                   241,424              92,926

Financing activities:
  Net change in demand deposits, NOW
    accounts and savings accounts                                   (205,568)           (116,527)
  Net change in certificates of deposit                              (11,496)             33,302
  Net change in short-term borrowings                                 (8,014)            (32,233)
  Proceeds from issuance of long-term debt                               312                 396
  Payments on long-term debt                                             (95)                (73)
  Net proceeds from issuance of treasury stock                           326                 409
  Acquisition of treasury stock                                         (809)               (154)
  Cash dividends                                                      (2,534)             (2,113)
                                                                   ----------          -----------
Net cash from financing activities                                  (227,878)           (116,993)

Net change in cash and cash equivalents                                8,700             (31,653)

Cash and cash equivalents, beginning of year                          78,255             109,787
                                                                   ----------          -----------

Cash and cash equivalents, end of period                           $ 86,955            $  78,134
                                                                   ==========          ===========

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders' equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2004 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

     1st Source accounts for its stock-based compensation plans under the recognition and measurement principles provided in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost under the Executive Incentive Plan and the Restricted Stock Award Plan is reflected in net income. For the stock option plans, the stock option agreement, and the Employee Stock Purchase Plan, no compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to, or approximating, the market value of the underlying common stock on the date of grant.

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in
Note 5 - Stock-Based Compensation use the fair value method of SFAS No. 123 to measure compensation cost for stock-based employee compensation plans.

Note 2.    Recent Accounting Pronouncements

        Accounting for Stock-Based Compensation: On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Originally, SFAS No. 123(R) was required to be adopted no later than July 1, 2005.

     On April 14, 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), it only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. 1st Source expects to adopt SFAS No. 123(R) on January 1, 2006.

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

     1st Source has not made a determination as to which method it will utilize upon adoption of SFAS No. 123(R). As permitted by SFAS No. 123, 1st Source currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 of the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. 1st Source cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

Note 3.  Reserve for Loan and Lease Losses

     The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management's best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio, including a higher percentage reserve allocation for special attention loans and leases without a specific reserve, and reserves for pooled homogenous loans and leases. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and dispositions and consideration of current economic trends, all of which are subject to judgment and will change.

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

     As of March 31, 2005 and December 31, 2004, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $137.08 million and $106.61 million, respectively. Outstanding commitments to sell mortgage loans aggregated $128.34 million at March 31, 2005, and $83.82 million at December 31, 2004. Standby letters of credit totaled $89.97 million and $90.67 million at March 31, 2005, and December 31, 2004, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

     The following pro forma information presents net income and earnings per share for the three months ended March 31, 2005 and 2004 as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.

                                                            3 Months Ended
                                                               March 31
                                                      -------------- -----------
                                                          2005           2004
                                                      -------------- -----------
Net income, as reported (000's)                         $  6,944       $  5,079
Add: Stock-based employee compensation cost
   included in reported net income, net of related
   tax effects                                               916            422
Deduct:  Total stock-based employee compensation
   cost determined under fair value based method
   for all awards, net of related tax effects
                                                            (938)          (451)

Pro forma net income                                    $  6,922       $  5,050

Earnings per share:
    Basic--as reported                                       $0.34         $0.25
    Basic--pro forma                                         $0.33         $0.24

    Diluted--as reported                                     $0.33         $0.24
    Diluted--pro forma                                       $0.33         $0.24


                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this document express "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "should," and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. 1st Source cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. 1st Source may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause 1st Source's actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; 1st Source's competitive position within its markets served; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which 1st Source has credit concentrations; and other matters discussed in 1st Source's filings with the SEC, including its Annual Report on Form 10-K for 2004, which filings are available from the SEC. 1st Source undertakes no obligation to publicly update or revise any forward-looking statements.

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of March 31, 2005, as compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2004 Annual Report.

                               FINANCIAL CONDITION

    1st Source's assets at March 31, 2005, were $3.34 billion, down 6.24% from December 31, 2004. Total loans and leases were down 0.05% and total deposits decreased 7.73% over the comparable figures at the end of 2004.

     Nonperforming assets at March 31, 2005, were $25.67 million compared to $33.21 million at December 31, 2004, a decrease of 22.71%. Nonperforming assets decreased due to a decrease in aircraft non-accrual loans and repossessed aircraft. At March 31, 2005, nonperforming assets were 1.10% of net loans and leases compared to 1.42% at December 31, 2004.

Accrued income and other assets were as follows:

(Dollars in Thousands)

                                                     March 31,      December 31,
                                                       2005             2004
                                                    -----------    -------------
Accrued income and other assets:
  Bank owned life insurance cash surrender value      $  33,755        $  33,552
  Accrued interest receivable                            12,801           12,505
  Mortgage servicing assets                              21,896           21,414
  Other real estate                                       2,006            1,878
  Repossessions                                           1,459            4,382
  Intangible assets                                      22,931           23,588
  All other assets                                       21,540           21,309
                                                    ------------   -------------
Total accrued income and other assets                 $ 116,388        $ 118,628
                                                    ============   =============

                                     CAPITAL

      As of March 31, 2005, total shareholders' equity was $326.63 million, up 0.01% from the $326.60 million at December 31, 2004. In addition to net income of $6.94 million, other significant changes in shareholders' equity during the first three months of 2005 included $0.81 million in treasury stock purchases, and $2.49 million of dividends paid. The accumulated other comprehensive income component of shareholders' equity totaled ($4.24) million at March 31, 2005, compared to ($0.30) million at December 31, 2004. The decrease in accumulated other comprehensive income was a result of changes in unrealized gain/loss on securities in the available-for-sale portfolio. The 1st Source equity-to-assets ratio was 9.78% as of March 31, 2005, compared to 9.16% at December 31, 2004. Book value per common share rose to $15.77 at March 31, 2005, up from $15.76 at December 31, 2004.

      1st Source declared and paid dividends per common share of $0.12 during the first quarter of 2005. The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 34.38%. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. These guidelines require all banks to maintain a minimum leverage capital ratio of 4.00% for adequately capitalized banks and 5.00% for well-capitalized banks. 1st Source's leverage capital ratio was 11.01% at March 31, 2005.

      The Federal Reserve Board has established risk-based capital guidelines for U.S. banking organizations. The guidelines establish a conceptual framework calling for risk weights to be assigned to on and off-balance sheet items in arriving at risk-adjusted total assets, with the resulting ratio compared to a minimum standard to determine whether a bank has adequate capital. The minimum standard risk-based capital ratios effective in 2005 are 4.00% for adequately capitalized banks and 6.00% for well-capitalized banks for Tier 1 risk-based capital and 8.00% and 10.00%, respectively, for total risk-based capital. 1st Source's Tier 1 risk-based capital ratio on March 31, 2005 was 13.78% and the total risk-based capital ratio was 15.08%.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Bank's liquidity is monitored and closely managed by the Asset/Liability Committee (ALCO), which is comprised of the Bank's senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

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

     1st Source's ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. At March 31, 2005, the consolidated statement of financial condition was rate sensitive by $71.3 million more liabilities than assets scheduled to reprice within one year, or approximately 0.96%.

                              RESULTS OF OPERATIONS

     Net income for the three month period ended March 31, 2005, was $6.94 million, compared to $5.08 million for the same period in 2004. Diluted net income per common share was $0.33 for the three month period ended March 31, 2005, compared to $0.24 for the same period in 2004. Return on average common shareholders' equity was 8.60% for the three months ended March 31, 2005, compared to 6.43% in 2004. The return on total average assets was 0.84% for the three months ended March 31, 2005, compared to 0.63% in 2004.

     The increase in net income for the three months ended March 31, 2005, over the first three months of 2004, was primarily the result of an increase in mortgage banking income, a credit provision for loan and lease losses, and a decrease in loan and lease collection and repossession expenses, offset by a decrease in net interest income, and an increase in salaries and employee benefit expense. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended March 31, 2005, was $24.25 million, a decrease of 8.39% over the same period in 2004. The net interest margin on a fully taxable equivalent basis' was 3.15% for the three months ended March 31, 2005, compared to 3.53% for the three months ended March 31, 2004. The impact on net interest margin on a fully taxable equivalent basis due to the recognition of fees on loans over the life of the loans was a reduction of fifteen basis points for the three months ended March 31, 2005, versus a reduction of eight basis points for the three months ended March 31, 2004.

      Total average earning assets increased 3.60% for the three month period ended March 31, 2005, over the comparative period in 2004. Average loan and lease outstandings also increased 3.60% for the three month period, compared to the same period in 2004, due primarily to increased loan outstandings in commercial loans and medium and heavy duty truck financings offset by decreases in aircraft and construction equipment financings. Total average investment securities increased 14.96% for the three month period over one year ago due to an increase in United States treasury and municipal securities offset by a reduction in other securities. For the three month period, average mortgages held for sale decreased 19.33%, as demand for mortgage loans was lower in the first quarter of 2005. Other investments, which include federal funds sold, time deposits with other banks and trading account securities, increased for the three month period over one year ago as excess funds were invested. The taxable equivalent yields on total average earning assets were 5.12% and 5.18% for the three month period ended March 31, 2005 and 2004, respectively.

     Average interest-bearing deposits increased 7.66% for the three month period over the same period in 2004. The rate on average interest-bearing deposits was 2.26% and 1.92% for the three month periods ended March 31, 2005 and 2004, due to an increase in public funds and brokered deposits. These higher cost deposits were pursued due to increased funding needs. The rate on average interest-bearing funds was 2.39% and 1.98% for the three months ended March 31, 2005 and 2004, respectively.

      The following table sets forth consolidated information regarding average balances and rates.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                            Three  months ended March 31,
                                                         --------------------------------
                                                            2005                            2004
                                          ---------------------------------  ----------------------------
                                                       Interest                          Interest
                                              Average  Income/    Yield/      Average    Income/   Yield/
                                              Balance  Expense    Rate        Balance    Expense   Rate
                                          ---------------------------------  ----------------------------

ASSETS:
  Investment securities:
    Taxable                              $  596,070    $  3,818   2.60%     $  569,634  $  4,289   3.03%
    Tax exempt (1)                          181,472       1,851   4.14%        171,170     1,957   4.60%
  Mortgages - held for sale                  55,214         783   5.75%         68,443       907   5.33%
  Net loans and leases (2 & 3)            2,278,249      32,916   5.86%      2,199,040    31,620   5.78%
  Other investments                          13,744          77   2.27%          7,843        65   3.33%
                                         ---------------------------------  ----------------------------

Total Earning Assets                      3,124,749      39,445   5.12%      3,016,130    38,838   5.18%

  Cash and due from banks                    80,430                             77,275
  Reserve for loan and lease losses         (63,661)                           (70,141)
  Other assets                              197,149                            227,295
                                         ----------                         -----------

Total                                    $3,338,667                         $3,250,559
                                         ==========                         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits              $2,211,167    $ 12,316   2.26%     $2,053,841  $  9,823   1.92%
  Short-term borrowings                     292,806       1,702   2.36%        380,694     1,257   1.33%
  Subordinated notes                         59,022         964   6.62%         56,444       961   6.85%
  Long-term debt and
     mandatorily redeemable securities       17,923         210   4.75%         23,061       322   5.62%
                                         ---------------------------------  ----------------------------

Total Interest-bearing Liabilities        2,580,918      15,192   2.39%      2,514,040    12,363   1.98%

  Noninterest-bearing deposits              377,925                            359,952
  Other liabilities                          52,289                             58,996
  Shareholders' equity                      327,535                            317,571
                                         ----------                         -----------

Total                                    $3,338,667                         $3,250,559
                                         ==========                         ===========


                                                       --------                         ---------
Net Interest Income                                    $ 24,253                         $ 26,475
                                                       ========                         =========


Net Yield on Earning Assets on a Taxable
                                                                  -----                            -----
 Equivalent Basis                                                 3.15%                            3.53%
                                                                  =====                            =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments were $587 in 2005 and $640 in 2004.

(2) Loan and lease income includes fees on loans and leases of ($196) in 2005 and $826 in 2004. Loan and lease income also includes the effects of taxable equivalent adjustments, using 35% rate for 2005 and 2004. The tax equivalent adjustments were $62 in 2005 and $73 in 2004.

(3) For purposes of this computation, nonaccruing loans and leases are included in the daily average loan and lease amounts outstanding.

                 PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses for the three month periods ended March 31, 2005 and 2004, was ($0.42) million and $0.10 million, respectively. Net charge-offs of $0.60 million were recorded for the first quarter 2005, compared to $0.10 million for the same quarter a year ago.

      In the first quarter 2005, 1st Source continued to experience moderate improvement in credit quality. Loan and lease delinquencies were 0.57% on March 31, 2005, as compared to 1.17% on March 31, 2004, and 0.70% at the end of 2004. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.75% as compared to 3.22% one year ago and 2.79% at December 31, 2004. A summary of loan and lease loss experience during the three month periods ended March 31, 2005 and 2004, is provided below.

                                                                Summary of Reserve for
                                                                Loan and Lease Losses
                                                             -----------------------------
                                                              Three Months Ended March 31,
                                                             -----------------------------
                                                                   2005           2004
                                                             -------------  --------------
Reserve for loan and lease losses - beginning balance        $    63,672    $    70,045
  Charge-offs                                                     (2,203)        (1,573)
  Recoveries                                                       1,599          1,472
                                                             -------------  --------------
Net charge-offs                                                     (604)          (101)
(Recovery of)/provision for loan and lease losses                   (421)           101
                                                             -------------  --------------
Reserve for loan and lease losses - ending balance           $    62,647    $    70,045
                                                             =============  ==============
Loans and leases outstanding at end of period                $ 2,278,995    $ 2,176,113
Average loans and leases outstanding during period             2,278,249      2,199,040

Reserve for loan and lease losses as a percentage of
  loans and leases outstanding at end of period                    2.75%          3.22%
Ratio of net charge-offs during period to
  average loans and leases outstanding                             0.11%          0.02%

                              NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
                                                       March 31,    December 31,     March 31,
                                                         2005           2004           2004
                                                    -------------  -------------   -----------


Loans and leases past due 90 days or more               $    206       $    481      $    230
Nonaccrual and restructured loans and leases              21,281         25,253        23,356
Other real estate                                          1,438          1,307         2,541
Repossessions                                              1,459          4,382         6,234
Equipment owned under operating leases                     1,282          1,785           280

                                                    -------------  -------------   -----------
Total nonperforming assets                              $ 25,666       $ 33,208      $ 32,641
                                                    =============  =============   ===========

     Nonperforming assets totaled $25.67 million at March 31, 2005, decreasing 22.71% from $33.21 million at December 31, 2004, and decreasing 21.37% from $32.64 million at March 31, 2004. The decrease during the first quarter 2005 was primarily related to a decrease in aircraft and construction equipment nonaccrual loans and leases and repossessed aircraft. Nonperforming assets as a percentage of total loans and leases improved to 1.10% at March 31, 2005, from 1.42% at December 31, 2004, and 1.45% at March 31, 2004.

     As of March 31, 2005, the Bank had a $3.69 million standby letter of credit outstanding which supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     Repossessions consist of aircraft, automobiles, light trucks, construction equipment and environmental equipment at March 31, 2005. At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale. Any subsequent write-downs are included in noninterest expense.

     Repossessed assets are valued by the loan or lease and credit officers of the Bank or, in certain circumstances, an independent third party. The estimated value generally is determined on an orderly liquidation basis and is based on a variety of available sources. These sources typically include vehicle and equipment dealers, valuation guides and other third parties, including appraisers. A number of variables can lead to a decrease in value after the asset is repossessed. These include deterioration in the market value, discovery of new or additional information about the asset, and validity or invalidity of other liens against the asset. Valuation adjustments and net (gains) losses upon disposition of repossessions for the three month period ended March 31, 2005 and 2004, totaled ($0.52) million and $0.14 million, respectively.

Supplemental Loan and Lease Information as of March 31, 2005


(Dollars in thousands)                                                                  Other real estate     Year-to-date
                                                         Loans and leases                   owned and       net credit losses/
                                                          outstanding       Nonaccrual     repossessions       recoveries
                                                         --------------  -------------  -----------------  ----------------

Commercial and agricultural loans                           $  431,750       $  6,880            $     -             $ (58)
Auto, light truck and environmental equipment                  269,361          2,096                609               472
Medium and heavy duty truck                                    274,097            123                  -                (2)
Aircraft financing                                             423,017          6,666                800              (538)
Construction equipment financing                               200,601          3,805                  -                18
Loans secured by real estate                                   579,388          1,378              1,438               111
Consumer loans                                                 100,781            333                 50               241

                                                         --------------  -------------  -----------------  ----------------
Total                                                       $2,278,995       $ 21,281            $ 2,897             $ 244
                                                         ==============  =============  =================  ================

For financial statements purposes, non-accrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

                               NONINTEREST INCOME

     Noninterest income for the three-month periods ended March 31, 2005 and 2004, was $17.70 million and $14.02 million, respectively. The predominant factor behind the increase in 2005 was an increase in mortgage banking income.


(Dollars in thousands)
                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                   2005               2004
                                                                -----------------------------
Noninterest income:
  Trust fees                                                    $  3,246            $  3,090
  Service charges on deposit accounts                              3,963               3,706
  Mortgage banking income                                          2,767                (891)
  Insurance commissions                                            1,164                 962
  Equipment rental income                                          4,015               5,824
  Other income                                                     1,636               1,580
  Investment securities and other investment gains (losses)          904                (252)
                                                                ---------           ---------
Total noninterest income                                        $ 17,695            $ 14,019
                                                                =========           =========


     Mortgage banking income increased primarily due to mortgage servicing rights recovery of $1.09 million in the first quarter of 2005 versus impairment of $3.23 million for the same period in 2004. Mortgage banking income was negatively impacted during the first quarter of 2005 by reduced origination volumes and decreased gains on sales of loans into the secondary market as compared to the first quarter of 2004.

     Trust fees, service charges on deposit accounts, and insurance commission income increased slightly during the first quarter of 2005 as compared to the first quarter 2004. Equipment rental income decreased due to the decrease in the operating lease portfolio. Investment security and other investment gains were mainly due to the effects of market value adjustments of venture capital investments.

                               NONINTEREST EXPENSE

     Noninterest expense for the three-month periods ended March 31, 2005 and 2004, was $31.67 million and $32.34 million, respectively. The decrease in noninterest expense in 2005 was primarily due to decreased loan and lease collection and repossession expense, offset by increased salaries and employee benefits and net occupancy expense.


(Dollars in thousands)
                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                            2005               2004
                                                         -----------------------------
Noninterest expense:
  Salaries and employee benefits                         $ 18,544            $ 15,754
  Net occupancy expense                                     2,102               1,833
  Furniture and equipment expense                           2,642               2,584
  Depreciation - leased equipment                           3,323               4,536
  Professional fees                                           799               1,561
  Supplies and communication                                1,343               1,432
  Business development and marketing expense                  608                 632
  Intangible asset amortization                               658                 658
  Loan and lease collection and
    repossession (recovery)/expense                          (134)              1,055
  Other                                                     1,789               2,297
                                                         ---------           ---------
Total noninterest expense                                $ 31,674            $ 32,342
                                                         =========           =========

The increase in salaries and employee benefits was caused primarily by higher executive incentive and compensated absences accruals and increased group insurance costs for the first quarter 2005 versus the first quarter of 2004. Professional fees decreased as of March 31, 2005, as compared to March 31, 2004. The decrease was primarily due to settlement of the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings and the associated legal fees. Loan and lease collection and repossession expense decreased on a year-over-year basis as gains on disposition of repossessed assets increased and valuation adjustments related to repossessed assets decreased.

     Net occupancy expense increased for the first quarter of 2005 as compared to the first quarter of 2004. During the first quarter 2005, 1st Source reviewed its lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the SEC in a February 7, 2005 letter to the American Institute of Certified Public Accountants. As a result of its review, 1st Source recorded a one-time, net charge of $0.27 million to correct its accounting for straight-line rent and depreciation of leasehold improvements.

Furniture and equipment expense, supplies and communication, and business development and marketing expense, all remained comparable to 2004 levels. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio. Other expenses increased primarily due to favorable market value adjustments on derivatives in 2005 versus unfavorable market value adjustments for 2004.

                                  INCOME TAXES

     The provision for income taxes for the three months ended March 31, 2005, was $3.10 million, compared to $2.26 million for the comparable period in 2003. The provision for income taxes for the three months ended March 31, 2005 and 2004, is at a rate which management believes approximates the effective rate for the year.

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2004. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2004.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, 1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2005, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

     In addition, there were no changes in 1st Source's internal control (as defined in Exchange Act Rule 13a-15(f))over financial reporting during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, 1st Source's internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds


ISSUER PURCHASES OF EQUITY SECURITIES
                                 (a)              (b)                      (c)                                    (d)
                                                                      Total number of              Maximum number (or approximate
                            Total number         Average              shares purchased                dollar value) of shares
                              of shares       price paid per    as part of publicly announced      that may yet be purchased under
Period                        purchased           share               plans or programs                the plans or programs
---------------------------------------------------------------------------------------------------------------------------------
January 01 - 31, 2005                0               0                        0                                 648,659
February 01 - 28, 2005          35,675           22.69                   35,675                                 612,984
March 01 - 31, 2005                  0               0                        0                                 612,984


(1)1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, 2001. Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 426,006 shares.


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



                                           1st Source Corporation



DATE   April 28, 2005                      /s/CHRISTOPHER J. MURPHY III
----   --------------                      ----------------------------
                                           Christopher J. Murphy III
                                           Chairman of the Board,
                                           President and CEO


DATE   April 28, 2005                      /s/LARRY E. LENTYCH
----   --------------                      -------------------
                                           Larry E. Lentych
                                           Treasurer and Chief Financial Officer
                                           Principal Accounting Officer