Form 10-Q
period 2005-06-30
1ST SOURCE CORP
filed 2005-07-28
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------
                                       OR

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

                                 (574) 235-2700
              (Registrant's telephone number, including area code)

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

                                 Yes X No ______

                  Number of shares of common stock outstanding
                    as of July 27, 2005 - 20,670,208 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            June 30, 2005, and December 31, 2004                               3
            Consolidated statements of income --
            three months and six months ended June 30, 2005 and 2004           4
            Consolidated statements of changes in shareholders' equity
            six months ended June 30, 2005 and 2004                            5
            Consolidated statements of cash flows --
            six months ended June 30, 2005 and 2004                            6
            Notes to the Consolidated Financial Statements                     7
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk          18
Item 4.   Controls and Procedures                                             18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         19
Item 3.   Defaults Upon Senior Securities                                     19
Item 4.   Submission of Matters to a Vote of Security Holders                 20
Item 5.   Other Information                                                   20
Item 6.   Exhibits                                                            20

SIGNATURES                                                                    21

1ST SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                                   June 30,     December 31,
                                                                     2005           2004
                                                             --------------------------------
ASSETS
Cash and due from banks                                         $   95,215      $   78,255
Federal funds sold and
  interest bearing deposits with other banks                        19,122         220,131
Investment securities available-for-sale
  (amortized cost of $710,632 and $790,404
  at June 30, 2005 and December 31, 2004, respectively)            707,494         789,923

Mortgages held for sale                                            104,537          55,711

Loans and leases - net of unearned discount
  Commercial and agricultural loans                                438,880         425,018
  Auto, light truck and environmental equipment                    311,746         263,637
  Medium and heavy duty truck                                      290,597         267,834
  Aircraft financing                                               447,089         444,481
  Construction equipment financing                                 209,785         196,516
  Loans secured by real estate                                     575,125         583,437
  Consumer loans                                                   107,392          99,245
                                                             -----------------------------
Total loans and leases                                           2,380,614       2,280,168
  Reserve for loan and lease losses                                (59,547)        (63,672)
                                                              -----------------------------
Net loans and leases                                             2,321,067       2,216,496

Equipment owned under operating leases,
  net of accumulated depreciation                                   47,232          47,257
Net premises and equipment                                          38,214          37,314
Accrued income and other assets                                    118,250         118,628
                                                              -----------------------------
Total assets                                                    $3,451,131      $3,563,715
                                                              =============================

LIABILITIES
Deposits:
  Noninterest bearing                                           $  409,450      $  378,867
  Interest bearing                                               2,327,879       2,428,136
                                                              -----------------------------
Total deposits                                                   2,737,329       2,807,003

Federal funds purchased and securities
  sold under agreements to repurchase                              186,837         216,751
Other short-term borrowings                                         56,602          82,911
Long-term debt and mandatorily redeemable securities                18,119          17,964
Subordinated notes                                                  59,022          59,022
Accrued expenses and other liabilities                              59,609          53,464
                                                              -----------------------------
Total liabilities                                                3,117,518       3,237,115

SHAREHOLDERS' EQUITY
Preferred stock; no par value                                            -               -
Common stock; no par value
  Authorized 40,000,000 shares; issued 21,617,073 at
  June 30, 2005, and 21,617,057 at December 31, 2005                 7,578           7,578
Capital surplus                                                    214,001         214,001
Retained earnings                                                  126,183         115,830
Cost of common stock in treasury                                   (12,213)        (10,512)
Accumulated other comprehensive loss                                (1,936)           (297)
                                                              -----------------------------
Total shareholders' equity                                         333,613         326,600
                                                              -----------------------------
Total liabilities and shareholders' equity                      $3,451,131      $3,563,715
                                                              =============================

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                       ------------------------------     -------------------------------
                                                             2005              2004            2005                2004
                                                       ------------------------------     -------------------------------
Interest income:
  Loans and leases                                     $   35,465         $   31,904      $   69,102           $   64,358
  Investment securities, taxable                            3,915              4,106           7,733                8,395
  Investment securities, tax-exempt                         1,336              1,258           2,600                2,575
   Other                                                      127                 46             204                  111
                                                       ------------------------------     -------------------------------
TOTAL INTEREST INCOME                                      40,843             37,314          79,639               75,439

Interest expense:
  Deposits                                                 13,330              9,597          25,646               19,420
  Short-term borrowings                                     2,006              1,283           3,708                2,540
  Subordinated notes                                        1,000                962           1,964                1,923
  Long-term debt and
     mandatorily redeemable securities                        305                138             515                  460
                                                       ------------------------------     -------------------------------
TOTAL INTEREST EXPENSE                                     16,641             11,980          31,833               24,343
                                                       ------------------------------     -------------------------------
NET INTEREST INCOME                                        24,202             25,334          47,806               51,096
  (Recovery of)/provision for loan and lease losses        (3,411)               482          (3,832)                 583
                                                       ------------------------------     -------------------------------
NET INTEREST INCOME AFTER
  (RECOVERY OF)/PROVISION FOR LOAN AND LEASE LOSSES        27,613             24,852          51,638               50,513

Noninterest income:
  Trust fees                                                3,285              3,140           6,531                6,230
  Service charges on deposit accounts                       4,251              4,115           8,214                7,821
  Mortgage banking income                                   1,551              6,236           4,318                5,345
  Equipment rental income                                   3,927              4,927           7,942               10,751
  Other income                                              2,379              1,841           5,179                4,383
  Investment securities and
     other investment gains (losses)                            5                (38)            909                 (290)
                                                       ------------------------------     -------------------------------
TOTAL NONINTEREST INCOME                                   15,398             20,221          33,093               34,240
                                                       ------------------------------     -------------------------------
Noninterest expense:
  Salaries and employee benefits                           17,090             15,866          35,634               31,620
  Net occupancy expense                                     1,732              1,725           3,834                3,558
  Furniture and equipment expense                           2,844              2,697           5,486                5,281
  Depreciation - leased equipment                           3,194              3,883           6,517                8,419
  Supplies and communication                                1,321              1,451           2,664                2,883
  Loan and lease collection and repossession expense          318                821             184                1,876
  Other expense                                             4,127              5,502           7,981               10,650
                                                       ------------------------------     -------------------------------
TOTAL NONINTEREST EXPENSE                                  30,626             31,945          62,300               64,287
                                                       ------------------------------     -------------------------------
Income before income taxes                                 12,385             13,128          22,431               20,466
Income tax expense                                          4,158              4,410           7,260                6,669
                                                       ------------------------------     -------------------------------
NET INCOME                                                $ 8,227         $    8,718      $   15,171           $   13,797
                                                       ==============================     ===============================
Other comprehensive income/(loss), net of tax:
  Change in unrealized (depreciation) appreciation of
     available-for-sale securities                          2,305             (9,503)         (1,639)              (7,594)
                                                       ------------------------------     -------------------------------
Total comprehensive income/(loss)                      $   10,532         $     (785)     $   13,532           $    6,203
                                                       ==============================     ===============================
Per common share:
  Basic net income per common share                    $     0.39         $     0.42      $     0.73           $     0.67
                                                       ==============================     ===============================
  Diluted net income per common share                  $     0.39         $     0.42      $     0.72           $     0.66
                                                       ==============================     ===============================
  Dividends                                            $    0.120         $    0.100      $    0.240           $    0.200
                                                       ==============================     ===============================
Basic weighted average common shares outstanding       20,685,755         20,700,516      20,702,274           20,713,775
                                                       ==============================     ===============================
Diluted weighted average common shares outstanding     20,952,085         20,969,669      20,974,398           20,993,471
                                                       ==============================     ===============================

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Net
                                                                                                                 Unrealized
                                                                                                                Appreciation
                                                                                                      Cost of   (Depreciation)
                                                                                                      Common    of Securities
                                                               Common        Capital     Retained      Stock     Available-
                                                  Total         Stock        Surplus     Earnings   in Treasury   For-Sale
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                         $314,691        $7,578      $214,001    $100,534     ($9,777)       $2,355
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                           13,797             -             -      13,797           -             -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax      (7,594)            -             -           -           -        (7,594)
                                                   ---------
Total Comprehensive Income                            6,203             -             -           -           -             -
Issuance of 38,937 common shares
 under stock based compensation plans,
 including related tax effects                          578             -             -          16         562             -
Cost of 110,902 shares of common
stock acquired for treasury                          (2,388)            -             -           -      (2,388)            -
Cash dividend ($0.20 per share)                      (4,148)            -             -      (4,148)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                           $314,936        $7,578      $214,001    $110,199    ($11,603)      ($5,239)
==============================================================================================================================

Balance at January 1, 2005                         $326,600        $7,578      $214,001    $115,830    ($10,512)      ($  297)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                           15,171             -             -      15,171           -             -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax      (1,639)            -             -           -           -        (1,639)
                                                   ---------
Total Comprehensive Income                           13,532             -             -           -           -             -
Issuance of 40,237 common shares
 under stock based compensation plans,
 including related tax effects                          499             -             -         154         345             -
Cost of 99,256 shares of common
stock acquired for treasury                          (2,046)            -             -           -      (2,046)            -
Cash dividend ($0.24 per share)                      (4,972)            -             -      (4,972)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                           $333,613        $7,578      $214,001    $126,183    ($12,213)      ($1,936)
==============================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - DOLLARS IN THOUSANDS)
                                                                                  Six Months Ended June 30,
                                                                                -----------------------------

                                                                                    2005                2004
                                                                                ----------          ---------
Operating activities:
  Net income                                                                    $  15,171           $  13,797
  Adjustments to reconcile net income to net cash
    (used in)/from operating activities:
     Provision for loan and lease (recoveries) losses                              (3,832)                583
     Depreciation of premises and equipment                                         9,065              10,912
     Amortization of investment security premiums
       and accretion of discounts, net                                              2,513               2,965
     Amortization of mortgage servicing rights                                      3,588               3,832
     Mortgage servicing asset impairment recoveries                                  (613)               (553)
     Deferred income taxes                                                          4,292                 513
     Realized investment securities (gains) losses                                   (909)                290
     Change in mortgages held for sale                                            (48,826)             (6,081)
     Change in trading account securities                                               0              (4,516)
     Change in interest receivable                                                   (313)              1,034
     Change in interest payable                                                        74                 (64)
     Change in other assets                                                        (2,286)             (3,523)
     Change in other liabilities                                                    2,797              (1,346)
     Other                                                                            136              (1,868)
                                                                                ----------          ----------
Net cash (used in)/from operating activities                                      (19,143)             15,975

Investing activities:
     Proceeds from sales and maturities of investment securities                  177,799             126,466
     Purchases of investment securities                                           (99,631)           (160,794)
     Net change in short-term investments                                         201,009                 186
     Loans sold or participated to others                                             (18)                  0
     Net change in loans and leases                                              (100,720)                (12)
     Net change in equipment owned under operating leases                          (6,492)              5,700
     Purchases of premises and equipment                                           (3,529)             (1,562)
                                                                                ---------           ----------
Net cash from/(used in) investing activities                                      168,418             (30,016)

Financing activities:
     Net change in demand deposits, NOW
         accounts and savings accounts                                           (100,686)           (110,530)
     Net change in certificates of deposit                                         31,013               8,178
     Net change in short-term borrowings                                          (56,223)             92,720
     Proceeds from issuance of long-term debt                                         355                 415
     Payments on long-term debt                                                      (163)               (166)
     Net proceeds from issuance of treasury stock                                     498                 109
     Acquisition of treasury stock                                                 (2,046)               (154)
     Cash dividends                                                                (5,063)             (4,187)
                                                                                ---------           ----------
Net cash used in financing activities                                            (132,315)            (13,615)
Net change in cash and cash equivalents                                            16,960             (27,656)
Cash and cash equivalents, beginning of year                                       78,255             109,787
                                                                                ---------           ----------
Cash and cash equivalents, end of period                                        $  95,215           $  82,131
                                                                                =========           ==========

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders' equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2004 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

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

Note 3.  Reserve for Loan and Lease Losses

     The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management's best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (substandard loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio, including a higher percentage reserve allocation for special attention loans and leases without a specific reserve, and reserves for pooled homogenous loans and leases. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and dispositions and consideration of current economic trends, all of which are subject to judgment and will change.

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

     As of June 30, 2005, and December 31, 2004, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $216.64 million and $106.61 million, respectively. Outstanding commitments to sell mortgage loans aggregated $147.91 million at June 30, 2005, and $83.82 million at December 31, 2004. Standby letters of credit totaled $78.78 million and $90.67 million at June 30, 2005, and December 31, 2004, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

     The following pro forma information presents net income and earnings per share for the three and six month periods ended June 30, 2005, and 2004 as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.


                                                                    -------------------------------------------------------------
                                                                           Three Months Ended            Six Months Ended
                                                                                June 30                       June 30
                                                                    ---------------- ------------------------------- ------------
                                                                         2005               2004          2005             2004
                                                                         ----               ----          ----             ----

Net income, as reported (000's)                                        $ 8,227            $ 8,718      $ 15,171          $ 13,797
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects
                                                                           626                313         1,542               736
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards, net of related tax effects
                                                                          (695)              (423)       (1,632)             (874)
                                                                      --------           --------      ---------          --------

Pro forma net income                                                  $  8,158           $  8,608       $15,081           $13,659
                                                                     =========          =========      ========          ========

Earnings per share:
    Basic--as reported                                                   $0.39              $0.42         $0.73             $0.67
                                                                         =====              =====         =====             =====
    Basic--pro forma                                                     $0.39              $0.42         $0.73             $0.66
                                                                         =====              =====         =====             =====

    Diluted--as reported                                                 $0.39              $0.42         $0.72             $0.66
                                                                         =====              =====         =====             =====
    Diluted--pro forma                                                   $0.39              $0.41         $0.72             $0.65
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

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of June 30, 2005, as compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005, and 2004. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2004 Annual Report.

                               FINANCIAL CONDITION

    1st Source's assets at June 30, 2005, were $3.45 billion, down 3.16% from December 31, 2004. Total loans and leases increased 4.41% and total deposits decreased 2.48% over the comparable figures at the end of 2004.

    Nonperforming assets at June 30, 2005, were $22.07 million compared to $33.21 million at December 31, 2004, a decrease of 33.56%. Nonperforming assets decreased primarily due to decreases in commercial and agricultural nonaccrual loans, aircraft nonaccrual loans, and repossessed assets. At June 30, 2005, nonperforming assets were 0.91% of net loans and leases compared to 1.42% at December 31, 2004.

Accrued income and other assets were as follows:

(Dollars in Thousands)

                                                      June 30,    December 31,
                                                       2005          2004
                                                    ------------  ------------
Accrued income and other assets:
  Bank owned life insurance cash surrender value       $ 34,089      $ 33,552
  Accrued interest receivable                            12,818        12,505
  Mortgage servicing assets                              20,642        21,414
  Other real estate                                       1,064         1,878
  Repossessions                                             411         4,382
  Intangible assets                                      22,755        23,588
  All other assets                                       26,471        21,309
                                                    ------------  ------------
Total accrued income and other assets                 $ 118,250     $ 118,628
                                                    ============  ============

                                     CAPITAL

      As of June 30, 2005, total shareholders' equity was $333.61 million, up 2.15% from the $326.60 million at December 31, 2004. In addition to net income of $15.17 million, other significant changes in shareholders' equity during the first six months of 2005 included $2.05 million in treasury stock purchases, and $4.97 million of dividends paid. The accumulated other comprehensive income component of shareholders' equity totaled ($1.94) million at June 30, 2005, compared to ($0.30) million at December 31, 2004. The decrease in accumulated other comprehensive income was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio. The 1st Source equity-to-assets ratio was 9.67% as of June 30, 2005, compared to 9.16% at December 31, 2004. Book value per common share rose to $16.14 at June 30, 2005, up from $15.76 at December 31, 2004.

      1st Source declared and paid dividends per common share of $0.12 during the second quarter of 2005. The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 35.94%. The dividend payout is continually reviewed by management and the Board of Directors.

        The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for
U. S. banking organizations. The actual and required capital amounts and ratios of 1st Source and the Bank, as of June 30, 2005, are presented in the table below:


                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                         Minimum Capital           Prompt Corrective
                                                  Actual                    Adequacy                Action Provisions
(Dollars in thousands)                      Amount       Ratio         Amount       Ratio       Amount           Ratio
----------------------------------------------------------------------------------------------------------------------
Total Capital (To Risk-Weighted Assets):
  1st Source                              $405,787       14.72 %     $220,610        8.00     $275,763         10.00
  Bank                                     380,952       14.15        215,379        8.00      269,223         10.00
Tier 1 Capital (to Risk-Weighted Assets):
  1st Source                               370,044       13.42        110,305        4.00      165,458          6.00
  Bank                                     346,979       12.89        107,689        4.00      161,534          6.00
Tier 1 Capital (to Average Assets):
  1st Source                               370,044       11.09        133,485        4.00      166,856          5.00
  Bank                                     346,979       10.65        130,299        4.00      162,874          5.00


                     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Bank's liquidity is closely monitored and managed by the Asset/Liability Committee (ALCO), which is comprised of the Bank's senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

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

     1st Source's ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. At June 30, 2005, the consolidated statement of financial condition was rate sensitive by $12.3 million more assets than liabilities scheduled to reprice within one year or approximately 1.01%.

                              RESULTS OF OPERATIONS

     Net income for the three and six month periods ended June 30, 2005, was $8.23 million and $15.17 million respectively, compared to $8.72 million and $13.80 million for the same periods in 2004. Diluted net income per common share was $0.39 and $0.72 respectively, for the three and six month periods ended June 30, 2005, compared to $0.42 and $0.66 for the same periods in 2004. Return on average common shareholders' equity was 9.33% for the six months ended June 30, 2005, compared to 8.73% in 2004. The return on total average assets was 0.91% for the six months ended June 30, 2005, compared to 0.85% in 2004.

     The increase in net income for the six months ended June 30, 2005, over the first six months of 2004, was primarily the result of a $3.83 million recovery in the provision for loan losses and a $1.99 million decrease in noninterest expense offset by a $3.29 million decrease in net interest income and a $1.15 million decrease in noninterest income. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended June 30, 2005, was $24.88 million, a decrease of 4.36% over the same period in 2004. The net interest margin on a fully taxable equivalent basis was 3.18% for the three months ended June 30, 2005, compared to 3.45% for the three months ended June 30, 2004. The taxable equivalent net interest income for the six month period ended June 30, 2005, was $49.14 million, a decrease of 6.39% over 2004, resulting in a net yield of 3.16%, compared to a net yield of 3.49% for the same period in 2004.

      Total average earning assets increased 3.70% and 3.65%, respectively, for the three and six month periods ended June 30, 2005, over the comparative periods in 2004. Average loans and leases outstanding increased 6.11% and 4.86% for the three and six month periods, compared to the same periods in 2004, due primarily to increased loan outstandings in auto and light truck financings, medium and heavy duty truck financings, construction equipment financings, and consumer loans, offset slightly by decreases in loans secured by real estate. Total average investment securities decreased 2.00% for the three month period and increased 1.47% for six month period over one year ago due to an increase in municipal and mortgage-backed securities. For the six month period, average mortgages held for sale decreased 9.16%, as demand for mortgage loans was lower in 2005. Other investments, which include federal funds sold, time deposits with other banks and trading account securities, decreased for the three and six month periods over 2004 as availability of excess funds used for investment purposes decreased due to loan growth. The taxable equivalent yields on total average earning assets were 5.30% and 5.04% for the three month periods ended June 30, 2005 and 2004, respectively, and 5.21% and 5.11% for the six month periods ended June 30, 2005 and 2004, respectively.

         Average interest bearing deposits increased 8.25% and 7.95% for the three and six month periods ended June 30, 2005, respectively, over the same periods in 2004. The rates on average interest-bearing funds were 2.59% and 1.94% for the three months ended June 30, 2005 and 2004, and 2.49% and 1.96% for the six month periods ended June 30, 2005 and 2004, respectively. The cost of deposits was 2.42% for the second quarter of 2005, an increase of approximately 44 basis points as compared to year-end 2004 levels, and approximately 53 basis points as compared to the second quarter of 2004. The cost of borrowed Federal Funds was 2.71% for the second quarter of 2005, an increase of approximately 100 basis points as compared to year-end 2004 levels, and approximately 132 basis points as compared to the second quarter of 2004. During the past six and twelve months, the Federal Reserve Board has increased the short term rates by 100 basis points and 225 basis points, respectively.

      The following table sets forth consolidated information regarding average balances and rates.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(DOLLARS IN THOUSANDS)


                                                            Three months ended June 30,
                                                       -----------------------------------
                                                          2005                           2004
                                          -------------------------------  -------------------------------
                                                          Interest                        Interest
                                            Average       Income/   Yield/    Average     Income/   Yield/
                                            Balance       Expense   Rate      Balance     Expense   Rate
                                          -------------------------------  -------------------------------
ASSETS:
     Investment securities:
       Taxable                             $   534,446    $  3,915   2.94%   $  569,776   $ 4,106   2.90%
       Tax exempt (1)                          188,716       1,951   4.15%      168,124     1,870   4.47%
     Mortgages - held for sale                  76,839       1,151   6.01%       77,051     1,072   5.60%
     Net loans and leases (2 & 3)            2,325,183      34,379   5.93%    2,191,348    30,901   5.67%
     Other investments                          17,064         127   2.98%       23,945        46   0.77%
                                          -------------------------------  -------------------------------
Total Earning Assets                         3,142,248      41,523   5.30%    3,030,244    37,995   5.04%

     Cash and due from banks                    85,701                           78,131
     Reserve for loan and lease losses         (62,613)                         (70,077)
     Other assets                              194,544                          219,497
                                          -------------                      -----------
Total                                      $ 3,359,880                       $3,257,795
                                          =============                      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing deposits             $ 2,206,994    $ 13,330   2.42%   $2,038,843   $ 9,597   1.89%
     Short-term borrowings                     296,979       2,006   2.71%      371,522     1,283   1.39%
     Subordinated notes                         59,022       1,000   6.80%       56,444       962   6.85%
     Long-term debt and
        mandatorily redeemable securities       18,026         305   6.79%       23,091       138   2.40%
                                          -------------------------------  -------------------------------
Total Interest-Bearing Liabilities           2,581,021      16,641   2.59%    2,489,900    11,980   1.94%

     Noninterest-bearing deposits              396,596                          393,282
     Other liabilities                          53,916                           56,808
     Shareholders' equity                      328,347                          317,805
                                          -------------                      -----------
Total                                      $ 3,359,880                       $3,257,795
                                          =============                      ===========

                                                          --------                        --------
Net Interest Income                                       $ 24,882                        $ 26,015
                                                          ========                        ========

Net Yield on Earning Assets on a Taxable
                                                                     -----                          -----
 Equivalent Basis                                                    3.18%                          3.45%
                                                                     =====                          =====



DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(DOLLARS IN THOUSANDS)


                                                          Six  months ended June 30,
                                                       -----------------------------
                                                          2005                            2004
                                          ---------------------------------  ----------------------------
                                                          Interest                        Interest
                                            Average       Income/    Yield/    Average    Income/   Yield/
                                            Balance       Expense    Rate      Balance    Expense   Rate
                                          ---------------------------------  ----------------------------
ASSETS:
     Investment securities:
       Taxable                             $   565,088    $  7,733   2.76%   $  569,705   $ 8,395   2.96%
       Tax exempt (1)                          185,114       3,802   4.14%      169,647     3,827   4.54%
     Mortgages - held for sale                  66,086       1,934   5.90%       72,747     1,979   5.47%
     Net loans and leases (2 & 3)            2,301,846      67,295   5.90%    2,195,194    62,521   5.73%
     Other investments                          15,413         204   2.67%       15,894       111   1.40%
                                          ---------------------------------  ----------------------------
Total Earning Assets                         3,133,547      80,968   5.21%    3,023,187    76,833   5.11%

     Cash and due from banks                    83,080                           77,703
     Reserve for loan and lease losses         (63,134)                         (70,109)
     Other assets                              195,839                          223,396
                                          -------------                      -----------
Total                                      $ 3,349,332                       $3,254,177
                                          =============                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing deposits             $ 2,209,069    $ 25,646   2.34%   $2,046,342   $19,420   1.91%
     Short-term borrowings                     294,904       3,708   2.54%      376,108     2,540   1.36%
     Subordinated notes                         59,022       1,964   6.71%       56,444     1,923   6.85%
     Long-term debt and
        mandatorily redeemable securities       17,975         515   5.78%       23,076       460   4.01%
                                          ---------------------------------  ----------------------------

Total Interest-Bearing Liabilities           2,580,970      31,833   2.49%    2,501,970    24,343   1.96%

     Noninterest-bearing deposits              387,312                          376,617
     Other liabilities                          53,107                           57,902
     Shareholders' equity                      327,943                          317,688
                                          -------------                      -----------

Total                                      $ 3,349,332                       $3,254,177
                                          =============                      ===========

                                                          ---------                       -------
Net Interest Income                                       $ 49,135                        $52,490
                                                          =========                       =======

Net Yield on Earning Assets on a Taxable
                                                                     -----                         -----
 Equivalent Basis                                                    3.16%                         3.49%
                                                                     =====                         =====

(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments for the three month period were $615 in 2005 and $612 in 2004 and for the six month period were $1,202 in 2005 and $1,252 in 2004.

(2) Loan and lease income includes fees on loans and leases for the three month period of ($331) in 2005 and $503 in 2004 and for the six month period of ($527) in 2005 and $1,329 in 2004. Loan and lease income also includes the effects of taxable equivalent adjustments, using 35% rate for 2005 and 2004. The tax equivalent adjustments for the three month period were $65 in 2005 and $69 in 2004 and for the six month period were $127 in 2005 and $142 in 2004.

(3) For purposes of this computation, nonaccruing loans and leases are included in the daily average loan and lease amounts outstanding.

                 PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses for the three month periods ended June 30, 2005 and 2004 was ($3.41) million and $0.48 million, respectively, and ($3.83) million and $0.58 million for the six month periods ended June 30, 2005 and 2004, respectively. Net recoveries of $0.31 million were recorded for the second quarter 2005, compared to net charge-offs of $0.48 million for the same quarter a year ago. Year-to-date net charge-offs of $0.29 million have been recorded in 2005, compared to net charge-offs of $0.58 million through June 2004.

      In the second quarter 2005, 1st Source continued to experience improvement in credit quality. Loan and lease delinquencies were 0.53% on June 30, 2005, as compared to 0.64% on June 30, 2004, and 0.70% at the end of 2004. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.50% as compared to 3.14% one year ago and 2.79% at December 31, 2004. A summary of loan and lease loss experienced during the three and six month periods ended June 30, 2005 and 2004, is provided below.

                                                                        Summary of Reserve for Loan and Lease Losses
                                                        -------------------------------------------------------------------
                                                                                (Dollars in Thousands)
                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                            June 30,
                                                        -------------------------------------------------------------------
                                                             2005               2004              2005            2004
                                                        ---------------   -----------------   -------------   -------------
Reserve for loan and lease losses - beginning balance      $    62,647         $    70,045     $    63,672     $    70,045
      Charge-offs                                                 (853)             (2,854)         (3,056)         (4,427)
      Recoveries                                                 1,164               2,372           2,763           3,844
                                                        ---------------   -----------------   -------------   -------------
Net recoveries/(charge-offs)                                       311                (482)           (293)           (583)

(Recovery of)/provision for loan and lease losses               (3,411)                482          (3,832)            583
                                                        ---------------   -----------------   -------------   -------------

Reserve for loan and lease losses - ending balance         $    59,547         $    70,045     $    59,547     $    70,045
                                                        ===============   =================   =============   =============

Loans and leases outstanding at end of period              $ 2,380,614         $ 2,230,429     $ 2,380,614     $ 2,230,429
Average loans and leases outstanding during period           2,325,183           2,191,348       2,301,846       2,195,194


Reserve for loan and lease losses as a percentage of
      loans and leases outstanding at end of period              2.50%               3.14%           2.50%           3.14%
Ratio of net recoveries/(charge-offs) during period to
      average loans and leases outstanding                      (0.05%)              0.09%           0.03%           0.05%

                              NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
                                                June 30,     December 31,   June 30,
                                                  2005          2004         2004
                                                ---------    -----------   --------


Loans and leases past due 90 days or more       $     52     $    481     $    164
Nonaccrual and restructured loans and leases      19,447       25,253       22,210
Other real estate                                  1,067        1,307        2,184
Repossessions                                        411        4,382        3,222
Equipment owned under operating leases             1,088        1,785          118

                                                ---------    -----------  ---------
Total nonperforming assets                      $ 22,065     $ 33,208     $ 27,898
                                                =========    ===========  =========

     Nonperforming assets totaled $22.07 million at June 30, 2005, decreasing 33.56% from $33.21 million at December 31, 2004 and decreasing 20.91% from $27.90 million at June 30, 2004. The decrease during the first six months of 2005 was primarily related to a decrease in aircraft and commercial and agricultural nonaccrual loans and the liquidation of repossessions. Nonperforming assets as a percentage of total loans and leases improved to 0.91% at June 30, 2005, from 1.42% at December 31, 2004 and 1.22% at June 30, 2004.

     As of June 30, 2005, the Bank had a $3.69 million standby letter of credit outstanding that supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     As of June 30, 2005, repossessions consisted of automobiles, light trucks, construction equipment, and environmental equipment. As of December 31, 2004 and June 30, 2004, repossessions also included aircraft and aircraft parts. At the time of repossession, unless the equipment is in the process of immediate sale, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Any subsequent write-downs are included in noninterest expense.

SUPPLEMENTAL LOAN INFORMATION AS OF JUNE 30, 2005

(Dollars in thousands)                                                   Nonaccrual       Other real estate     Year-to-date
                                                     Loans and leases        and             owned and        net credit losses/
                                                       outstanding     restructured loans   repossessions        recoveries
                                                     ----------------  ------------------  -----------------  ---------------
Commercial and agricultural loans                        $  438,880            $  5,280            $     -           $ (103)
Auto, light truck and environmental equipment               311,746               2,180                305              (53)
Medium and heavy duty truck                                 290,597                  75                 15              (61)
Aircraft financing                                          447,089               7,263                  -              222
Construction equipment financing                            209,785               3,313                 52             (619)
Loans secured by real estate                                575,125                 878              1,067               39
Consumer loans                                              107,392                 458                 39               94

                                                       -------------  ------------------  -----------------  ---------------
Total                                                    $2,380,614            $ 19,447            $ 1,478           $ (481)
                                                       =============  ==================  =================  ===============

For financial statements purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets. Net credit gains and losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

                               NONINTEREST INCOME

     Noninterest income for the three month periods ended June 30, 2005 and 2004 was $15.40 million and $20.22 million, respectively, and $33.09 million and $34.24 million for the six month periods ended June 30, 2005 and 2004, respectively. The predominant factor behind the decrease in 2005 was a reduction in mortgage banking income.

(Dollars in thousands)                          Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                              ----------------------    -------------------------
                                                 2005         2004         2005            2004
Noninterest income:
  Trust fees                                  $  3,285     $  3,140     $  6,531        $  6,230
  Service charges on deposit accounts            4,251        4,115        8,214           7,821
  Mortgage banking income                        1,551        6,236        4,318           5,345
  Insurance commissions                            833          763        1,997           1,725
  Equipment rental income                        3,927        4,927        7,942          10,751
  Other income                                   1,546        1,078        3,182           2,658
  Investment securities and
   other investment gains (losses)                   5          (38)         909            (290)

                                              ---------    ---------    ---------       --------
Total noninterest income                      $ 15,398     $ 20,221     $ 33,093        $ 34,240
                                              =========    =========    =========       =========

     During the second quarter of 2005, mortgage banking income decreased primarily due to mortgage servicing rights impairment of $0.48 million as compared to mortgage servicing rights impairment recovery of $3.78 million for the same period in 2004. Mortgage servicing rights impairments were comparable on a year-over-year basis. Additionally, mortgage banking income was negatively impacted during the second quarter, and year-to-date, by a continued decline in origination volume and decreased gains on sales of loans into the secondary market as compared to the second quarter of 2004.

     Trust fees, insurance commissions and service charges on deposit accounts increased in both the three and six month periods ended June 30, 2005, over the same periods in 2004. Trust fees increased due to growth in assets under management and improvement in the equity markets. Insurance commissions increased due to growth in commercial lines and higher premiums.

     For both the three and six month periods ended June 30, 2005 as compared to the same periods in 2004, equipment rental income decreased due to the decrease in the operating lease portfolio and other income increased due to decreased trading security losses. Investment security and other investment gains were mainly due to the effects of market value adjustments of venture capital investments.

                               NONINTEREST EXPENSE

     Noninterest expense for the three month periods ended June 30, 2005 and 2004 was $30.63 million and $31.95 million, respectively, and $62.30 million and $64.29 million for the six month periods ended June 30, 2005 and 2004, respectively. The decrease in noninterest expense in 2005 was primarily due to decreased loan and lease collection and repossession expense, depreciation on leased equipment, and professional fees. The decrease in noninterest expense was partially offset by increased salaries and employee benefits.

(Dollars in thousands)                                          Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                             ------------------------        ---------------------------
                                                                 2005          2004               2005            2004
Noninterest expense:
  Salaries and employee benefits                               $ 17,090     $ 15,866           $ 35,634        $ 31,620
  Net occupancy expense                                           1,732        1,725              3,834           3,558
  Furniture and equipment expense                                 2,844        2,697              5,486           5,281
  Depreciation - leased equipment                                 3,194        3,883              6,517           8,419
  Professional fees                                                 685        2,405              1,484           3,966
  Supplies and communication                                      1,321        1,451              2,664           2,883
  Business development and marketing expense                        910        1,023              1,520           1,655
  Intangible asset amortization                                     670          657              1,328           1,315
  Loan and lease collection and repossession expense                318          821                184           1,876
  Other expense                                                   1,862        1,417              3,649           3,714

                                                             -----------  -----------        -----------  --------------
Total noninterest expense                                      $ 30,626     $ 31,945           $ 62,300        $ 64,287
                                                             ===========  ===========        ===========  ==============

     The increase in salaries and employee benefits was caused primarily by higher executive incentive and compensated absences accruals and increased group insurance costs for the first six months of 2005 as compared to the first six months of 2004. Professional fees decreased as of June 30, 2005, as compared to June 30, 2004. The decrease was primarily due to the settlement, during the fourth quarter of 2004, of the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings and a reduction of associated legal fees. Loan and lease collection and repossession expense decreased on a year-over-year basis as gains on disposition of repossessed assets increased and valuation adjustments related to repossessed assets decreased.

     Second quarter and year-to-date net occupancy expense, furniture and equipment expense, supplies and communication, and business development and marketing expense, all remained comparable to 2004 levels. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio.

                                  INCOME TAXES

     1st Source recognized income tax expense for the three and six months ended June 30, 2005, of $4.16 million and $7.26 million, for effective rates of 33.57% and 32.37%, compared to $4.41 million and $6.67 million, for effective rates of 33.59% and 32.59%, for the three and six months ended June 30, 2004. The effective income tax rate rose as a result of the increase in pretax income.

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

                             CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, 1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2005, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

     In addition, there were no changes in 1st Source's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, 1st Source's internal controls over financial reporting.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                           (a)            (b)                (c)                                        (d)
                                                             Total number of             Maximum number (or approximate
                      Total number      Average              shares purchased               dollar value) of shares
                        of shares     price paid per   as part of publicly announced    that may yet be purchased under
Period                  purchased        share               plans or programs (1)             the plans or programs
-----------------------------------------------------------------------------------------------------------------------
April 01 - 30, 2005           0            0                         0                              612,984
May 01 - 31, 2005        63,581        22.44                    63,581                              549,403
June 01 - 30, 2005            0            0                         0                              549,403


(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, (2001.) Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 489,587 shares.


ITEM 3. Defaults Upon Senior Securities.

              None

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The following actions were taken by the shareholders of 1st Source at the annual shareholders' meeting held April 28, 2005:

1.  Election of Directors

The directors named below were elected to the board of directors for terms expiring in April 2008, as follows:

         Nominee                            Votes For          Votes Withheld
         -------                            ---------          --------------
         Lawrence E. Hiler                 20,316,135                  71,664
         Rex Martin                        20,316,220                  32,506
         Christopher J. Murphy III         20,315,927                 185,501
         Timothy K. Ozark                  20,316,220                  70,983


In addition, the following directors continued in office after the 2005 annual meeting:

Terms Expiring in April 2006:                      Terms Expiring in April 2007:

Terry L. Gerber                                       David C. Bowers
William P. Johnson                                    Daniel B. Fitzpatrick
Craig A. Kapson                                       Wellington D. Jones III
John T. Phair                                         Dane A. Miller
Mark D. Schwabero                                     Toby S. Wilt


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



                                       1st Source Corporation



DATE   July 28, 2005                    /s/CHRISTOPHER J. MURPHY III
       -------------                    -----------------------------------
                                       Christopher J. Murphy III
                                       Chairman of the Board, President and CEO


DATE   July 28, 2005                   /s/LARRY E. LENTYCH
       -------------                   -------------------
                                       Larry E. Lentych
                                       Treasurer and Chief Financial Officer
                                       Principal Accounting Officer