Form 10-Q
period 2005-09-30
1ST SOURCE CORP
filed 2005-10-27
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to ________________

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

                                 (574) 235-2000
              (Registrant's telephone number, including area code)

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

                                 Yes X No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes __ No X

               Number of shares of common stock outstanding as of
                          October 21, 2005 - 20,670,029 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            September 30, 2005, and December 31, 2004                         3
            Consolidated statements of income --
            three months and nine months ended September 30, 2005 and 2004    4
            Statement of changes in shareholders' equity - -
            nine months ended September 30, 2005 and 2004                     5
            Consolidated statements of cash flows --
            nine months ended September 30, 2005 and 2004
            Notes to the Consolidated Financial Statements                    6
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20
Item 4.  Controls and Procedures                                             20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21
Item 3.  Defaults Upon Senior Securities                                     21
Item 4.  Submission of Matters to a Vote of Security Holders                 21
Item 5.  Other Information                                                   21
Item 6.  Exhibits
                                                                             22
SIGNATURES


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

                                                            September 30,   December 31,
                                                                2005            2004
                                                            -------------   -------------
ASSETS
Cash and due from banks                                      $    78,538     $    78,255
Federal funds sold and
  interest bearing deposits with other banks                       1,370         220,131
Investment securities available-for-sale
   (amortized cost of $644,252 and $790,404
   at September 30, 2005 and
   December 31, 2004, respectively)                              639,628         789,923
Mortgages held for sale                                          126,457          55,711
Loans and leases - net of unearned discount
   Commercial and agricultural loans                             426,316         425,018
   Auto, light truck and environmental equipment                 316,882         263,637
   Medium and heavy duty truck                                   297,896         267,834
   Aircraft financing                                            431,883         444,481
   Construction equipment financing                              206,220         196,516
   Loans secured by real estate                                  589,217         583,437
   Consumer loans                                                111,490          99,245
                                                            -------------   -------------
Total loans and leases                                         2,379,904       2,280,168
   Reserve for loan and lease losses                             (58,547)        (63,672)
                                                            -----------------------------
Net loans and leases                                           2,321,357       2,216,496
Equipment owned under operating leases,
   net of accumulated depreciation                                51,544          47,257
Net premises and equipment                                        37,426          37,314
Accrued income and other assets                                  114,106         118,628
                                                            -----------------------------
Total assets                                                 $ 3,370,426     $ 3,563,715
                                                            =============================

LIABILITIES
Deposits:
   Noninterest bearing                                       $   392,312     $   378,867
   Interest bearing                                            2,202,489       2,428,136
                                                            -----------------------------
Total deposits                                                 2,594,801       2,807,003
Federal funds purchased and securities
   sold under agreements to repurchase                           187,507         216,751
Other short-term borrowings                                      113,717          82,911
Long-term debt and mandatorily redeemable securities              18,191          17,964
Subordinated notes                                                59,022          59,022
Accrued expenses and other liabilities                            57,616          53,464
                                                            -----------------------------
Total liabilities                                              3,030,854       3,237,115

SHAREHOLDERS' EQUITY
Preferred stock; no par value                                          -               -
Common stock; no par value
   Authorized 40,000,000 shares;
   issued 21,617,073 at September 30, 2005
   and 21,617,057 at December 31, 2004                             7,578           7,578
Capital surplus                                                  214,001         214,001
Retained earnings                                                133,188         115,830
Cost of common stock in treasury                                 (12,343)        (10,512)
Accumulated other comprehensive loss                              (2,852)           (297)
                                                            -------------   -------------
Total shareholders' equity                                       339,572         326,600
                                                            -----------------------------
Total liabilities and shareholders' equity                   $ 3,370,426     $ 3,563,715
                                                            =============   =============

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                       ------------------------------------------------------------
                                                           2005          2004              2005           2004
                                                       ------------------------------------------------------------
Interest income:
  Loans and leases                                         $ 38,781      $ 32,144         $ 107,883       $ 96,502
  Investment securities, taxable                              3,501         3,793            11,234         12,188
  Investment securities, tax-exempt                           1,342         1,260             3,942          3,835
  Other                                                          33            23               237            134
                                                       ------------------------------------------------------------
Total interest income                                        43,657        37,220           123,296        112,659
Interest expense:
  Deposits                                                   14,452         9,833            40,098         29,253
  Short-term borrowings                                       2,586         1,826             6,294          4,366
  Subordinated notes                                          1,015           975             2,979          2,898
  Long-term debt and
    mandatorily redeemable securities                           305           363               820            823
                                                       ------------------------------------------------------------
Total interest expense                                       18,358        12,997            50,191         37,340
                                                       ------------------------------------------------------------
Net interest income                                          25,299        24,223            73,105         75,319
(Recovery of)/provision for loan and lease losses            (1,304)          237            (5,136)           820
                                                       ------------------------------------------------------------
Net interest income after
  (recovery of)/provision for loan and lease losses          26,603        23,986            78,241         74,499
Noninterest income:
  Trust fees                                                  3,139         3,072             9,670          9,302
  Service charges on deposit accounts                         4,656         4,272            12,870         12,093
  Mortgage banking income                                     3,816          (828)            8,134          4,517
  Equipment rental income                                     4,108         4,270            12,050         15,021
  Other income                                                2,706         3,364             7,885          7,747
  Investment securities and
    other investment gains (losses)                            (559)       (3,744)              350         (4,034)
                                                       ------------------------------------------------------------
Total noninterest income                                     17,866        10,406            50,959         44,646
                                                       ------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                             17,663        16,622            53,297         48,242
  Net occupancy expense                                       1,848         1,764             5,682          5,322
  Furniture and equipment expense                             2,958         2,416             8,444          7,697
  Depreciation - leased equipment                             3,207         3,533             9,724         11,952
  Supplies and communication                                  1,417         1,396             4,081          4,279
  Loan and lease collection and repossession expense         (1,132)        1,313              (948)         3,189
  Other expense                                               4,322         5,330            12,303         15,980
                                                       ------------------------------------------------------------
Total noninterest expense                                    30,283        32,374            92,583         96,661
                                                       ------------------------------------------------------------
Income before income taxes                                   14,186         2,018            36,617         22,484
Income tax expense/(benefit)                                  4,705        (1,290)           11,965          5,379
                                                       ------------------------------------------------------------
Net income                                                 $  9,481      $  3,308         $  24,652       $ 17,105
                                                       ============================================================

Other comprehensive income/(loss), net of tax:
  Change in unrealized (depreciation)
  appreciation of available-for-sale securities                (916)        7,045            (2,555)          (549)
                                                       ------------------------------------------------------------
Total comprehensive income                                  $ 8,565      $ 10,353          $ 22,097       $ 16,556
                                                       ============================================================

Per common share:
  Basic net income per common share                         $  0.46       $  0.16           $  1.19        $  0.83
                                                       ============================================================
  Diluted net income per common share                       $  0.45       $  0.16           $  1.18        $  0.82
                                                       ============================================================
  Dividends declared                                        $ 0.130       $ 0.110           $ 0.370        $ 0.310
                                                       ============================================================
Basic weighted average common shares outstanding         20,670,080    20,682,707        20,691,425     20,703,344
                                                       ============================================================
Diluted weighted average common shares outstanding       20,945,912    20,953,401        20,959,301     20,968,643
                                                       ============================================================

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Net
                                                                                                                    Unrealized
                                                                                                                   Appreciation
                                                                                                         Cost of   (Depreciation)
                                                                                                         Common    of Securities
                                                                  Common        Capital     Retained      Stock     Available-
                                                     Total         Stock        Surplus     Earnings   in Treasury   For-Sale
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                         $314,691        $7,578      $214,001    $100,534    ($ 9,777)      $ 2,355
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                           17,105             -             -      17,105           -             -
   Change in unrealized depreciation
   of available-for-sale securities, net of tax        (549)            -             -           -           -          (549)
                                                   ---------
Total Comprehensive Income                           16,556             -             -           -           -             -
Issuance of 222,532 common shares
 under stock based compensation plans,
 including related tax effects                        3,177             -             -        (976)      4,153             -
Cost of 213,884 shares of common
 stock acquired for treasury                         (4,947)            -             -           -      (4,947)            -
Cash dividend ($0.31 per share)                      (6,419)            -             -      (6,419)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                      $323,058        $7,578      $214,001    $110,244    ($10,571)       $1,806
==============================================================================================================================

Balance at January 1, 2005                         $326,600        $7,578      $214,001    $115,830    ($10,512)        ($297)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                           24,652             -             -      24,652           -             -
   Change in unrealized depreciation
   of available-for-sale securities, net of tax      (2,555)            -             -           -           -        (2,555)
                                                   ---------
Total Comprehensive Income                           22,097             -             -           -           -             -
Issuance of 51,383 common shares
 under stock based compensation plans,
 including related tax effects                          539             -             -         158         381             -
Cost of 110,581 shares of common
 stock acquired for treasury                         (2,212)            -             -           -      (2,212)            -
Cash dividend ($0.36 per share)                      (7,452)            -             -      (7,452)          -             -
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                      $339,572        $7,578      $214,001    $133,188    ($12,343)      ($2,852)
==============================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
                                                                         Nine Months Ended September 30,
                                                                      -------------------------------------
                                                                            2005                2004
                                                                      -------------------------------------
Operating activities:
  Net income                                                              $  24,652           $ 17,105
  Adjustments to reconcile net income to net cash
     (used in)/from operating activities:
        (Recovery of) Provision for loan and lease losses                    (5,136)               820
        Depreciation of premises and equipment                               13,514             15,556
        Amortization of investment security premiums
           and accretion of discounts, net                                    3,580              4,982
        Amortization of mortgage servicing rights                             5,332              5,681
        Mortgage servicing asset impairment (recoveries) charges             (2,170)             1,954
        Deferred income taxes                                                 3,685              2,959
        Realized investment securities (gains) losses                          (350)               365
        Change in mortgages held for sale                                   (70,746)           (14,038)
        Change in trading account securities                                      -             (4,926)
        Change in interest receivable                                          (183)               611
        Change in interest payable                                            1,777               (473)
        Change in other assets                                                1,543             (1,861)
        Change in other liabilities                                             276             (7,041)
        Other                                                                   362              3,751
                                                                      -------------------------------------
Net cash (used in)/from operating activities                                (23,864)            25,445

Investing activities:
  Proceeds from sales and maturities of investment securities               243,225            170,424
  Purchases of investment securities                                       (100,302)          (194,120)
  Net change in short-term investments                                      218,760            (51,579)
  Loans sold or participated to others                                          (18)                 -
  Net change in loans and leases                                            (99,706)           (46,907)
  Net change in equipment owned under operating leases                      (14,010)            10,899
  Purchases of premises and equipment                                        (4,052)            (2,737)
                                                                      -------------------------------------
Net cash from/(used in) investing activities                                243,897           (114,020)

Financing activities:
  Net change in demand deposits, NOW
     accounts and savings accounts                                         (329,120)           (48,906)
  Net change in certificates of deposit                                     116,918             15,912
  Net change in short-term borrowings                                         1,562             87,158
  Proceeds from issuance of long-term debt                                      361                500
  Proceeds from issuance of subordinated notes                                    -             30,929
  Payments on subordinated notes                                                  -            (28,351)
  Payments on long-term debt                                                   (210)              (301)
  Net proceeds from issuance of treasury stock                                  540              3,177
  Acquisition of treasury stock                                              (2,212)            (4,947)
  Cash dividends                                                             (7,589)            (6,541)
                                                                      -------------------------------------
Net cash (used in) from financing activities                               (219,750)            48,630
Net change in cash and cash equivalents                                         283            (39,945)
Cash and cash equivalents, beginning of period                               78,255            109,787
                                                                      -------------------------------------
Cash and cash equivalents, end of period                                  $  78,538          $  69,842
                                                                      =====================================

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, the results of operations, changes in shareholders' equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's (1st Source) Annual Report on Form 10-K (2004 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

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

Note 2.    Recent Accounting Pronouncements

     Meaning of Other-Than-Temporary Impairment: In June 2005, the FASB directed its staff to draft FSP SFAS No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell has not been made. FSP SFAS No. 115-1 will be effective for other-than-temporary impairment analysis conducted for fiscal years beginning after December 15, 2005. The issuance of the final FSP will not have a material impact on the financial condition, the results of operations, or liquidity of 1st Source.

     Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections," which changes the accounting for and reporting of a change in accounting principle. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period - specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the financial condition, the results of operations or liquidity of 1st Source.

     Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the financial condition, results of operation, or liquidity of 1st Source.

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

     On April 14, 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The new rule does not change the accounting required by SFAS No. 123(R), but does change the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. 1st Source expects to adopt SFAS No. 123(R) on January 1, 2006.

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

     1st Source has not made a determination as to which method it will utilize upon adoption of SFAS No. 123(R). As permitted by SFAS No. 123, 1st Source currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no significant impact on our overall financial position.

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

Note 3.  Investments Other-Than-Temporary Impairment

     1st Source recognized a $0.61 million and $3.67 million non-cash pre-tax charge to expense for its investments in floating rate preferred stock issued by the Federal National Home Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) in the quarters ended September 30, 2005 and 2004, respectively. 1st Source accounts for these securities in accordance with FASB No. 115, which states that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be realized as expense in the income statement. Based on a number of factors, including the magnitude of the decline in the market value and the length of time the market value had been below cost, 1st Source concluded that the decline in value was other-than-temporary. Accordingly, the other-than-temporary impairment was recognized in the income statement.

Note 4.  Reserve for Loan and Lease Losses

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

     As of September 30, 2005, and December 31, 2004, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $205.41 million and $106.61 million, respectively. Outstanding commitments to sell mortgage loans aggregated $182.44 million at September 30, 2005, and $83.82 million at December 31, 2004. Standby letters of credit totaled $72.42 million and $90.67 million at September 30, 2005, and December 31, 2004, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 6.  Stock-Based Compensation

     The following pro forma information presents net income and earnings per share for the three and nine month periods ended September 30, 2005, and 2004 as if the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, had been used to measure compensation cost for stock-based compensation plans. For the purposes of these pro forma disclosures, the estimated fair value of stock options and restricted stock awards is amortized to expense over the related vesting periods.


                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                    2005         2004          2005          2004
                                                  -----------------------------------------------

Net income, as reported (000's)                   $9,481       $3,308       $24,652       $17,105
Add: Stock-based employee compensation expense
  included in reported net income, net of
  related tax effects                                685          401         2,227         1,137
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                               (701)        (430)       (2,333)       (1,304)
                                                  ------       ------      --------      --------
Pro forma net income                              $9,465       $3,279       $24,546       $16,938
                                                  ======       ======       =======       =======

Earnings per share:
       Basic - as reported                         $0.46        $0.16         $1.19         $0.83
                                                   =====        =====         =====         =====
       Basic - pro forma                           $0.46        $0.16         $1.19         $0.82
                                                   =====        =====         =====         =====

       Diluted - as reported                       $0.45        $0.16         $1.18         $0.82
                                                   =====        =====         =====         =====
       Diluted - pro forma                         $0.45        $0.16         $1.17         $0.81
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

     The following management's discussion and analysis is presented to provide information concerning the financial condition of 1st Source as of September 30, 2005, as compared to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005, and 2004. This discussion and analysis should be read in conjunction with 1st Source's consolidated financial statements and the financial and statistical data appearing elsewhere in this report and 1st Source's 2004 Annual Report.

                               FINANCIAL CONDITION

     1st Source's assets at September 30, 2005, were $3.37 billion, down 5.42% from December 31, 2004. Total loans and leases increased 4.37% and total deposits decreased 7.56% from comparable figures at the end of 2004.

     Nonperforming assets at September 30, 2005, were $21.65 million compared to $33.21 million at December 31, 2004, a decrease of 34.81%. The year-to-date decrease was primarily the result of a decrease in aircraft and commercial and agricultural nonaccrual loans and liquidation of repossessions. At September 30, 2005, nonperforming assets were 0.89% of net loans and leases compared to 1.42% at December 31, 2004.

Accrued income and other assets were as follows:

(Dollars in thousands)

                                                     September 30,  December 31,
                                                         2005           2004
                                                     ---------------------------
Accrued income and other assets:
  Bank owned life insurance cash surrender value      $   34,431     $  33,552
  Accrued interest receivable                             12,688        12,505
  Mortgage servicing assets                               21,768        21,414
  Other real estate                                          940         1,878
  Repossessions                                              368         4,382
  Intangible assets                                       22,087        23,588
  All other assets                                        21,824        21,309
                                                     ---------------------------
Total accrued income and other assets                 $  114,106     $ 118,628
                                                     ===========================

                                     CAPITAL

     As of September 30, 2005, total shareholders' equity was $339.57 million, up 3.97% from the $326.60 million at December 31, 2004. In addition to net income of $24.65 million, other significant changes in shareholders' equity during the first nine months of 2005 included $2.21 million in treasury stock purchases, and $7.45 million of dividends paid. The accumulated other comprehensive loss component of shareholders' equity totaled $2.85 million at September 30, 2005, compared to $0.30 million at December 31, 2004. The increase in accumulated other comprehensive loss was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio. The 1st Source equity-to-assets ratio was 10.08% as of September 30, 2005, compared to 9.16% at December 31, 2004. Book value per common share rose to $16.43 at September 30, 2005, up from $15.76 at December 31, 2004.

     1st Source declared and paid dividends per common share of $0.12 during the third quarter of 2005. The trailing four quarters dividend payout ratio was 37.60%. The dividend payout is continually reviewed by management and the Board of Directors.

     The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source and its largest subsidiary, the Bank, as of September 30, 2005, are presented in the table below:


                                                                                            To Be Well
                                                                                        Capitalized Under
                                                                  Minimum Capital       Prompt Corrective
                                              Actual                 Adequacy           Action Provisions
(Dollars in thousands)                    Amount     Ratio        Amount    Ratio        Amount     Ratio
--------------------------------------------------------------------------------------------------------------
Total Capital (To Risk-Weighted Assets):
        Consolidated                     $413,521     15.06 %    $219,731     8.00 %    $274,664     10.00 %
        1st Source Bank                   388,536     14.46       214,919     8.00       268,649     10.00
Tier 1 Capital (to Risk-Weighted Assets):
        Consolidated                      377,587     13.75       109,866     4.00       164,798      6.00
        1st Source Bank                   354,501     13.20       107,460     4.00       161,189      6.00
Tier 1 Capital (to Average Assets):
        Consolidated                      377,587     11.17       135,261     4.00       169,076      5.00
        1st Source Bank                   354,501     10.75       131,868     4.00       164,835      5.00


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

     1st Source's ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. At September 30, 2005, the consolidated statement of financial condition was rate-sensitive by $31.00 million more liabilities than assets scheduled to reprice within one year or approximately 0.98%.

                              RESULTS OF OPERATIONS

     Net income for the three- and nine-month periods ended September 30, 2005, was $9.48 million and $24.65 million respectively, compared to $3.31 million and $17.11 million for the same periods in 2004. Diluted net income per common share was $0.45 and $1.18 respectively, for the three- and nine-month periods ended September 30, 2005, compared to $0.16 and $0.82 for the same periods in 2004. Return on average common shareholders' equity was 9.97% for the nine months ended September 30, 2005, compared to 7.19% in 2004. The return on total average assets was 0.98% for the nine months ended September 30, 2005, compared to 0.70% in 2004.

     The increase in net income for the nine months ended September 30, 2005, over the first nine months of 2004, was primarily the result of a favorable change in the provision for loan and lease losses which resulted in a $5.96 million recovery and a $4.08 million decrease in noninterest expense, which was partially offset by a $2.21 million decrease in net interest income. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME

     The taxable-equivalent net interest income for the three months ended September 30, 2005, was $25.98 million, up 4.39% from the previous quarter and up 4.32% from the comparable period in 2004. The taxable-equivalent net interest income for the nine months ended September 30, 2005, was $75.11 million, a decrease of 2.94% from the same period in 2004.

     The net interest margin on a fully taxable-equivalent basis was 3.24% for the three months ended September 30, 2005, compared to 3.18% for the preceding quarter and the three months ended September 30, 2004. The net interest margin on a fully taxable-equivalent basis was 3.19% for the nine months ended September 30, 2005, compared to 3.39% for the nine months ended September 30, 2004. The continued rise in short term interest rates has flattened the yield curve and resulted in continued compression of the net interest margin for the nine months ended 2005.

     Total average earning assets increased 2.25% and 3.17%, respectively, for the three- and nine-month periods ended September 30, 2005, over the comparative periods in 2004. Average loans and leases outstanding increased 6.10% and 5.29% for the three- and nine-month periods, compared to the same periods in 2004, due to increased loan outstandings in auto and light truck financings and medium and heavy duty truck financings. Total average investment securities decreased 14.24% and 4.04% for the three- and nine-month periods over one year ago due to a decrease in United States Treasury and agency securities and other equity investments as maturities in the investment portfolio were used to fund loan growth. For the nine-month period, average mortgages held for sale increased 18.63%, as the timing of sales of mortgage loans into the secondary market lagged slightly during the third quarter of 2005. Other investments, which include Federal funds sold, time deposits with other banks and trading account securities, decreased for the three- and nine-month periods over 2004 as availability of excess funds used for investment purposes decreased due to loan growth. The taxable-equivalent yields on total average earning assets were 5.53% and 4.85% for the three month periods ended September 30, 2005 and 2004, respectively, and 5.32% and 5.02% for the nine month periods ended September 30, 2005 and 2004, respectively.

     Average interest-bearing deposits increased 8.72% and 8.21% for the three- and nine-month periods, ended September 30, 2005, over the same periods in 2004. The rates on average interest-bearing funds were 2.80% and 2.01% for the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005 and 2004, the rates on average interest bearing funds were 2.59% and 1.97%, respectively. The cost of deposits was 2.60% for the third quarter of 2005, an increase of approximately 67 basis points as compared to the third quarter 2004. The cost of borrowed Federal funds and other short-term borrowings was 3.21% for the third quarter of 2005, an increase of approximately 165 basis points as compared to the third quarter 2004. The Federal Reserve Board has increased the short term rates by 250 basis points since June 2004.

     The following table sets forth consolidated information regarding average balances and rates.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                  Three months ended September 30,
                                                             2005                                   2004
                                             -------------------------------       --------------------------------
                                                            Interest                                Interest
                                               Average      Income/   Yield/         Average        Income/   Yield/
                                               Balance      Expense   Rate           Balance        Expense   Rate
                                             -------------------------------       --------------------------------
ASSETS:
   Investment securities:
     Taxable                                  $   484,226   $  3,501  2.87%         $   612,488     $  3,793  2.46%
     Tax exempt (1)                               189,764      1,952  4.08%             173,432        1,868  4.28%
   Mortgages - held for sale                      119,529      1,701  5.65%              67,221          936  5.54%
   Net loans and leases (2 & 3)                 2,382,251     37,146  6.19%           2,245,291       31,276  5.54%
   Other investments                                4,318         33  3.03%              11,768           23  0.78%
                                             -------------------------------       --------------------------------
Total Earning Assets                            3,180,088     44,333  5.53%           3,110,200       37,896  4.85%

   Cash and due from banks                         84,364                                83,698
   Reserve for loan and lease losses              (59,536)                              (69,921)
   Other assets                                   198,690                               209,630
                                             -------------                         -------------
Total                                         $ 3,403,606                           $ 3,333,607
                                             =============                         =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest-bearing deposits                  $ 2,206,176   $ 14,452  2.60%         $ 2,029,141      $ 9,833  1.93%
   Short-term borrowings                          319,964      2,586  3.21%             465,433        1,826  1.56%
   Subordinated notes                              59,022      1,015  6.82%              56,864          975  6.82%
   Long-term debt and
      mandatorily redeemable securities            18,099        305  6.69%              22,866          363  6.32%
                                             -------------------------------       --------------------------------
Total Interest-Bearing Liabilities              2,603,261     18,358  2.80%           2,574,304       12,997  2.01%

   Noninterest-bearing deposits                   403,146                               388,332
   Other liabilities                               60,965                                52,735
   Shareholders' equity                           336,234                               318,236
                                             -------------                         -------------
Total                                         $ 3,403,606                           $ 3,333,607
                                             =============                         =============
                                                            --------                                --------
Net Interest Income                                         $ 25,975                                $ 24,899
                                                            ========                                ========
Net Yield on Earning Assets on a Taxable
                                                                      -----                                   -----
 Equivalent Basis                                                     3.24%                                   3.18%
                                                                      =====                                   =====




DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                Nine  months ended September 30,
                                                            2005                               2004
                                             ---------------------------------- -------------------------------------
                                                            Interest                                Interest
                                                Average     Income/   Yield/         Average        Income/   Yield/
                                                Balance     Expense   Rate           Balance        Expense   Rate
                                             ---------------------------------- -------------------------------------
ASSETS:
   Investment securities:
     Taxable                                  $    537,838  $ 11,234  2.79%         $   584,070     $ 12,188  2.79%
     Tax exempt (1)                                186,681     5,754  4.12%             170,918        5,695  4.45%
   Mortgages - held for sale                        84,096     3,635  5.78%              70,892        2,915  5.49%
   Net loans and leases (2 & 3)                  2,328,942   104,441  6.00%           2,212,015       93,797  5.66%
   Other investments                                11,674       237  2.71%              14,508          134  1.23%
                                             ---------------------------------- -------------------------------------
Total Earning Assets                             3,149,231   125,301  5.32%           3,052,403      114,729  5.02%

   Cash and due from banks                          83,513                               79,716
   Reserve for loan and lease losses               (61,922)                             (70,046)
   Other assets                                    196,800                              218,774
                                             --------------                         ------------
Total                                         $  3,367,622                          $ 3,280,847
                                             ==============                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest-bearing deposits                  $  2,208,094  $ 40,098  2.43%         $ 2,040,566     $ 29,253  1.91%
   Short-term borrowings                           303,349     6,294  2.77%             406,101        4,366  1.44%
   Subordinated notes                               59,022     2,979  6.75%              56,585        2,898  6.84%
   Long-term debt and
      mandatorily redeemable securities             18,017       820  6.09%              23,005          823  4.78%
                                             ------------------------------------- ----------------------------------
Total Interest-Bearing Liabilities               2,588,482    50,191  2.59%           2,526,257       37,340  1.97%

   Noninterest-bearing deposits                    392,648                              380,551
   Other liabilities                                55,755                               56,167
   Shareholders' equity                            330,737                              317,872
                                             --------------                         ------------
Total                                         $  3,367,622                          $ 3,280,847
                                             ==============                         ============
                                                            ---------                               --------
Net Interest Income                                         $ 75,110                                $ 77,389
                                                            =========                               ========
Net Yield on Earning Assets on a Taxable
                                                                      -----                                   -----
 Equivalent Basis                                                     3.19%                                   3.39%
                                                                      =====                                   =====


(1) Interest income includes the effects of taxable equivalent adjustments, using a 35% rate. Tax equivalent adjustments for the three month period were $610 in 2005 and $608 in 2004 and for the nine month period were $1,812 in 2005 and $1,860 in 2004.

(2) Loan and lease income includes fees on loans and leases for the three month period of ($203) in 2005 and $133 in 2004 and for the nine month period of ($730) in 2005 and $1,462 in 2004. Loan and lease income also includes the effects of taxable equivalent adjustments, using 35% rate for 2005 and 2004. The tax-equivalent adjustments for the three month period were $66 in 2005 and $68 in 2004 and for the nine month period were $193 in 2005 and $210 in 2004.

(3) For purposes of this computation, nonaccruing loans and leases are included in the daily average loan and lease amounts outstanding.

                 PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

     The recovery of provision for loan and lease losses for the three-month and nine-month periods ended September 30, 2005 was $1.30 million and $5.14 million, respectively, as compared to the provision for loan and lease losses of $0.24 million and $0.82 million for the three-month and nine-month periods ended September 30, 2004, respectively. Net recoveries of $0.30 million were recorded for the third quarter 2005, compared to net charge-offs of $2.09 million for the same quarter a year ago. Year-to-date net recoveries of $0.01 million have been recorded in 2005, compared to net charge-offs of $2.68 million through September 2004.

     In the third quarter 2005, 1st Source continued to experience improvement in credit quality which led to a loan and lease loss reserve release during the quarter. Loan and lease delinquencies were 0.55% on September 30, 2005, as compared to 1.08% on September 30, 2004, and 0.70% at the end of 2004. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.46% as compared to 3.00% one year ago and 2.79% at December 31, 2004. A summary of loan and lease loss experience during the three- and nine-month periods ended September 30, 2005 and 2004, is provided below.


                                                           Summary of Reserve for Loan and Lease Losses
                                                                        (Dollars in Thousands)

                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                             2005        2004        2005        2004
                                                           ---------   ---------   ---------   ----------
Reserve for loan and lease losses - beginning balance      $ 59,547    $ 70,045    $ 63,672     $ 70,045
      Charge-offs                                              (928)     (2,632)     (3,984)      (7,059)
      Recoveries                                              1,232         539       3,995        4,383
                                                           ---------   ---------   ---------   ----------
Net recoveries/(charge-offs)                                    304      (2,093)         11       (2,676)
(Recovery of)/provision for loan and lease losses            (1,304)        237      (5,136)         820
                                                           ---------   ---------   ---------   ----------
Reserve for loan and lease losses - ending balance         $ 58,547    $ 68,189    $ 58,547     $ 68,189
                                                           =========   =========   =========   ==========

Loans and leases outstanding at end of period            $ 2,379,904 $ 2,275,231 $ 2,379,904 $ 2,275,231
Average loans and leases outstanding during period         2,382,251   2,245,291   2,328,942   2,212,015


Reserve for loan and lease losses as a percentage of
      loans and leases outstanding at end of period           2.46%       3.00%       2.46%        3.00%
Ratio of net recoveries/(charge-offs) during period to
      average loans and leases outstanding                   (0.05)%      0.37%       0.00%        0.16%

                              NONPERFORMING ASSETS

Nonperforming assets were as follows:


(Dollars in thousands)
                                                  September 30,       December 31,        September 30,
                                                       2005               2004                 2004
                                                  ---------------   ------------------    ---------------
Loans and leases past due 90 days or more               $    373             $    481           $    361
Nonaccrual and restructured loans and leases              19,909               25,253             30,958
Other real estate                                            940                1,307              2,117
Repossessions                                                368                4,382              2,516
Equipment owned under operating leases                        57                1,785                 20
                                                  ---------------   ------------------    ---------------
Total nonperforming assets                              $ 21,647             $ 33,208           $ 35,972
                                                  ===============   ==================    ===============

     Nonperforming assets totaled $21.65 million at September 30, 2005, decreasing 34.81% from $33.21 million at December 31, 2004, and decreasing 39.82% from $35.97 million at September 30, 2004. The decrease during 2005 was primarily related to a decrease in aircraft and construction equipment nonaccrual loans and liquidation of repossessions. Nonperforming assets as a percentage of total loans and leases improved to 0.89% at September 30, 2005, from 1.42% at December 31, 2004 and 1.55% at September 30, 2004.

     As of September 30, 2005, the Bank had a $3.32 million standby letter of credit outstanding that supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     As of September 30, 2005, repossessions consisted of automobiles, light trucks, and environmental equipment. As of December 31, 2004 and September 30, 2004, repossessions also included aircraft and aircraft parts. At the time of repossession, unless the equipment is in the process of immediate sale, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of September 30, 2005


(Dollars in thousands)                                                    Nonaccrual       Other real estate    Year-to-date
                                                    Loans and leases         and             owned and        net credit losses/
                                                     outstanding       restructured loans   repossessions         recoveries
                                                    --------------      ---------------    ---------------      -------------
Commercial and agricultural loans                     $   426,316             $  4,157            $     -           $    107
Auto, light truck and environmental equipment             316,882                1,832                329               (201)
Medium and heavy duty truck                               297,896                   62                 15               (143)
Aircraft financing                                        431,883                8,383                  -               (679)
Construction equipment financing                          206,220                3,595                  -             (1,545)
Loans secured by real estate                              589,217                1,402                940                 34
Consumer loans                                            111,490                  478                 24                157
                                                    --------------      ---------------    ---------------      -------------
Total                                                 $ 2,379,904             $ 19,909            $ 1,308           $ (2,270)
                                                    ==============      ===============    ===============      =============

For financial statements purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

                               NONINTEREST INCOME

     Noninterest income for the three month periods ended September 30, 2005 and 2004, was $17.87 million and $10.41 million, respectively, and $50.96 million and $44.65 million for the nine month periods ended September 30, 2005 and 2004, respectively. The predominant factors behind the increase in 2005 were an increase in mortgage banking income and decreased investment securities losses offset by decreased equipment rental income.


(Dollars in thousands)                      Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                            2005          2004       2005         2004
                                            --------------------------------------------
Noninterest income:
  Trust fees                                $  3,139   $  3,072    $  9,670    $  9,302
  Service charges on deposit accounts          4,656      4,272      12,870      12,093
  Mortgage banking income                      3,816       (828)      8,134       4,517
  Insurance commissions                        1,099        933       3,096       2,658
  Equipment rental income                      4,108      4,270      12,050      15,021
  Other income                                 1,607      2,431       4,789       5,089
  Investment securities and
    other investment gains (losses)             (559)    (3,744)        350      (4,034)
                                            --------------------------------------------
Total noninterest income                    $ 17,866   $ 10,406    $ 50,959    $ 44,646
                                            ============================================


     Mortgage banking income fluctuations were mainly due to changes in mortgage servicing rights valuations which resulted in year-over-year mortgage servicing rights recoveries. For the three months ended September 30, 2005, mortgage servicing rights recovery was $1.56 million versus $2.51 million of mortgage servicing rights impairment for the same period in 2004. For the nine months ended September 30, 2005, mortgage servicing rights impairment recovery was $2.17 million versus $1.95 million of impairment for the same period in 2004.

     Trust fees, insurance commissions, and service charges on deposit accounts increased in both the three and nine month periods ended September 30, 2005, over the same periods in 2004. Trust fees increased due to growth in assets under management. Insurance commissions increased due to growth in commercial lines and higher premiums.

     Equipment rental income decreased for both the three and nine month periods ended September 30, 2005 over the same periods in 2004 due to the decrease in the operating lease portfolio. Other income on a year-over-year basis remained relatively stable. Other income decreased for the three month period ended September 30, 2005, over the same period in 2004, due to a reduction in trading security gains.

     During the third quarter of 2005 and 2004, 1st Source recognized a pre-tax other-than-temporary impairment for investments in FNMA and FHLMC preferred stock that totaled $0.61 million and $3.67 million, respectively. 1st Source accounts for these securities in accordance with SFAS No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in market value below 1st Source's cost and the length of time the market value had been below cost, 1st Source concluded that the decline in value was other than temporary.

                               NONINTEREST EXPENSE

     Noninterest expense for the three month periods ended September 30, 2005 and 2004, was $30.28 million and $32.37 million, respectively, and $92.58 million and $96.66 million for the nine month periods ended September 30, 2005 and 2004, respectively. The decrease in noninterest expense in 2005 was primarily due to decreased loan and lease collection and repossession expense, depreciation on leased equipment, and professional fees, partially offset by increased salaries and employee benefits.


(Dollars in thousands)                    Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                           2005         2004         2005      2004
                                         ---------------------------------------------
Noninterest expense:
  Salaries and employee benefits          $ 17,663     $ 16,622    $ 53,297   $ 48,242
  Net occupancy expense                      1,848        1,764       5,682      5,322
  Furniture and equipment expense            2,958        2,416       8,444      7,697
  Depreciation - leased equipment            3,207        3,533       9,724     11,952
  Professional fees                          1,206        1,370       2,690      5,336
  Supplies and communication                 1,417        1,396       4,081      4,279
  Business development and
    marketing expense                          637          822       2,157      2,478
  Intangible asset amortization                668          659       1,996      1,973
  Loan and lease collection
    and repossession expense                (1,132)       1,313        (948)     3,189
  Other expense                              1,811        2,479       5,460      6,193
                                         ---------------------------------------------
Total noninterest expense                 $ 30,283     $ 32,374    $ 92,583   $ 96,661
                                         ==============================================

     Salaries and employee benefits increased on a year-over-year basis primarily due to higher executive incentive and compensated absences accruals and increased group insurance costs. Loan and lease collection and repossession expense decreased as gains on the disposition of repossessed assets increased and valuation adjustments related to repossessed assets decreased.

     Third quarter and year-to-date net occupancy expense, furniture and equipment expense, supplies and communication, business development and marketing expense and intangible asset amortization, all remained comparable to 2004 levels. Leased equipment depreciation decreased due to the decrease in the operating lease portfolio. Professional fees decreased primarily due to a reduction of legal fees associated with the settlement, during the fourth quarter of 2004, of the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings. Other expenses decreased on a year-over-year basis predominately due to the write-off of capitalized debt issuance costs related to the redemption of trust preferred securities during the third quarter of 2004.

                                  INCOME TAXES

     1st Source recognized income tax expense for the three months ended September 30, 2005, of $4.71 million for an effective tax rate of 33.17%. For the three months ended September 30, 2004, 1st Source recognized an income tax benefit in the amount of $1.29 million for an effective tax rate of (63.92%). $1.16 million of this tax benefit was related to dividend received deductions claimed through amended tax returns for the years 2000 through 2003. For the nine-months ended September 30, 2005 and 2004, 1st Source recognized income tax expense of $11.97 million and $5.38 million, for effective tax rates of 23.93% and 32.68%, respectively. The effective tax rate rose in 2005 as a result of the 2004 tax benefit and the increase in pretax income.

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2004. For information regarding 1st Source's market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2004.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, 1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2005, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

     In addition, there were no changes in 1st Source's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, 1st Source's internal controls over financial reporting.


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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES



                          (a)           (b)                     (c)                             (d)

                                                          Total number of           Maximum number(or approximate
                     Total number     Average             shares purchased           dollar value) of shares
                       of shares   price paid per  as part of publicly announced    that may yet be purchased under
Period                 purchased       share             plans or programs            the plans or programs
--------------------------------------------------------------------------------------------------------------
July 01 - 31, 2005               0             0                 0                           549,403
August 01 - 31, 2005        11,325         23.65               11,325                        538,078
September 01 - 30, 2005          0             0                 0                           538,078


(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, 2001. Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 500,912 shares.

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



                                    1st Source Corporation



DATE   October 27, 2005              /s/CHRISTOPHER J. MURPHY III
       ----------------             -------------------------------------
                                    Christopher J. Murphy III
                                    Chairman of the Board, President and CEO


DATE   October 27, 2005              /s/LARRY E. LENTYCH
       ----------------              -------------------
                                    Larry E. Lentych
                                    Treasurer and Chief Financial Officer
                                    Principal Accounting Officer