Form 10-K
period 2005-12-31
1ST SOURCE CORP
filed 2006-03-03
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2005

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______  to  ______

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
  Floating Rate Cumulative Trust Preferred Securities and related guarantee --
                                 $25 par value
                                (Title of Class)

                        Common Stock -- without par value
                                (Title of Class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes [ ]      No [x]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]     No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer [ ]  Accelerated filer [x] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $239,529,019.

The number of shares outstanding of each of the registrant's classes of stock as of February 24, 2006:
Common Stock, without par value 20,705,899 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2006 annual meeting of shareholders to be held April 27, 2006, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

Part  I

Item  1. Business..............................................................3
Item 1A. Risk Factors......................................................... 7
Item 1B. Unresolved Staff Comments.............................................9
Item  2. Properties............................................................9
Item  3. Legal Proceedings.....................................................9
Item  4. Submission of Matters to a Vote of Security Holders...................9

Part  II

Item  5. Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities ..........................9
Item  6. Selected Financial Data..............................................10
Item  7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........24
Item  8. Financial Statements and Supplementary Data..........................25
           Reports of Independent Registered Public Accounting Firm
           Consolidated Statements of Financial Condition
           Consolidated Statements of Income
           Consolidated Statements of Shareholders' Equity
           Consolidated Statements of Cash Flow
           Notes to Consolidated Financial Statements
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................49
Item 9A. Controls and Procedures..............................................49
Item 9B. Other Information....................................................49

Part  III

Item 10.  Directors and Executive Officers of the Registrant..................50
Item 11.  Executive Compensation..............................................50
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................50
Item 13.  Certain Relationships and Related Transactions......................50
Item 14.  Principal Accounting Fees and Services..............................50

Part  IV

Item 15.  Exhibits and Financial Statement Schedules..........................51

Signatures........................... ........................................53

                                     PART I

                                ITEM 1. BUSINESS.

1st SOURCE CORPORATION
----------------------

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as "1st Source"), a broad array of financial products and services. 1st Source, through its principal subsidiary 1st Source Bank ("Bank"), offers commercial and consumer banking services, as well as trust and investment management, and insurance, to individual and business clients through 64 banking locations (two new banking centers were opened in 2005 and two banking centers were relocated) in 15 counties in the Northern Indiana-Southwestern Michigan regional market area and 23 locations nationwide for the 1st Source Specialty Finance Group. Through these 23 locations the Bank offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. 1st Source is not dependent upon any single industry or client. At December 31, 2005, 1st Source had consolidated total assets of $3.51 billion, loans and leases of $2.46 billion, deposits of $2.75 billion, and total shareholders' equity of $345.58 million.

The principal executive office of 1st Source is located at 100 North Michigan Street, South Bend, Indiana 46601 and its telephone number is 574 235-2000. Access to 1st Source's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available at www.1stsource.com soon after the material is electronically filed with the Securities Exchange Commission (SEC). 1st Source will provide a printed copy of any of the aforementioned documents to any requesting shareholder.


1st SOURCE BANK
---------------

1st Source Bank, is a wholly owned subsidiary of 1st Source Corporation that offers a broad range of consumer and commercial banking services through its lending operations, retail branches, and fee based businesses.

COMMERCIAL, AGRICULTURAL, AND REAL ESTATE LOANS -- 1st Source Bank provides commercial and agriculture loans to corporations and other business clients primarily located within 1st Source's regional market area. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. Other services include commercial leasing and cash management services.

CONSUMER SERVICES -- 1st Source Bank provides a full range of consumer banking services, including checking accounts, on-line banking, savings programs, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, automated teller machines, overdraft facilities, and brokerage services.

TRUST SERVICES -- 1st Source Bank provides a wide range of trust, investment, agency, and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.

SPECIALTY FINANCE GROUP SERVICES -- 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies. This Group can be broken down into four areas: auto, light truck, and environmental equipment financing; medium and heavy duty truck financing; aircraft financing; and construction equipment financing.

Auto, light truck, and environmental equipment financing consists of financings to automobile rental and leasing companies, light truck rental and leasing companies, and environmental equipment companies. Auto, light truck, and environmental equipment finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Medium and heavy duty truck financing consists of financings for highway tractors and trailers and delivery trucks to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Aircraft financing consists of financings for new and used aircraft for individual and corporate aircraft users, aircraft dealers, charter operators, and air cargo carriers. Aircraft finance receivables generally range from $100,000 to $15 million with fixed or variable interest rates and terms of two to ten years.

Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes, and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $100,000 to $15 million with fixed or variable interest rates and terms of three to seven years.

1st Source also generates equipment rental income through the leasing of construction equipment, various trucks, and other equipment to clients through operating leases.

SPECIALTY FINANCE GROUP SUBSIDIARIES
------------------------------------

The Specialty Finance Group also consists of separate wholly owned subsidiaries of 1st Source Bank which include: Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Equipment Leasing, Inc., 1st Source Intermediate Holding, LLC, 1st Source Commercial Aircraft Leasing, Inc., and SFG Equipment Leasing Corporation I.

TRUSTCORP MORTGAGE COMPANY
--------------------------

Trustcorp Mortgage Company (Trustcorp), is a mortgage banking company with five offices in Indiana and Ohio and a wholly owned subsidiary of 1st Source Corporation. Trustcorp provides real estate mortgage loan services primarily in the one-to-four family residential housing market. Most of the residential mortgages originated and/or purchased are sold into the secondary market and serviced by Trustcorp.

1st SOURCE INSURANCE, INC.
--------------------------

1st Source Insurance, Inc., is a wholly owned subsidiary of 1st Source Bank that provides insurance services to individuals and businesses covering corporate and personal property products, casualty insurance products, and group health and life insurance products.

1st SOURCE CORPORATION INVESTMENT ADVISORS, INC.
------------------------------------------------

1st Source Corporation Investment Advisors, Inc., is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services to trust and investment clients of 1st Source Bank and to the 1st Source Monogram Funds. 1st Source Corporation Investment Advisors, Inc., is registered as an investment advisor under the Securities Exchange Investment Advisors Act of 1940. 1st Source Corporation Investment Advisors, Inc., serves strictly in an advisory capacity and, as such, does not hold any client securities.

OTHER CONSOLIDATED SUBSIDIARIES
-------------------------------

1st Source has various other subsidiaries that are not significant to the consolidated entity.

1st SOURCE CAPITAL TRUST II, III, AND IV
----------------------------------------

1st Source's unconsolidated subsidiaries include, 1st Source Capital Trust II, III, and IV (1st Source Capital Trust I was dissolved on May 26, 2005). These subsidiaries were created for the purposes of issuing $17.25 million, $10.00 million, and $30.00 million of trust preferred securities, respectively, and lending the proceeds to 1st Source. 1st Source guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

1st Source Capital Trust II, III, and IV are variable interest entities (VIEs) for which 1st Source is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, which 1st Source adopted early on July 1, 2003, the accounts of 1st Source Capital Trust II, III, and IV are not included in 1st Source's consolidated financial statements. At December 31, 2005, the balance of 1st Source's total issuance of trust preferred securities was $57.25 million. The subordinated loans from 1st Source Capital Trust II, III, and IV are included in 1st Source's consolidated balance sheet in "subordinated notes" and 1st Source's equity interests in the 1st Source Capital Trust II, III, and IV are included in "other assets" on the balance sheet. See 1st Source's accounting policy related to consolidation in Item 8. Financial Statements and Supplementary Data -- Note A - Accounting Policies of the Notes to Consolidated Financial Statements.


COMPETITION
-----------

The activities in which 1st Source and the Bank engage are highly competitive. These activities and the geographic markets served involve competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of 1st Source's principal market. 1st Source generally competes on the basis of client service and responsiveness to client needs, available loan and deposit products, the rates of interest charged on loans and leases, the rates of interest paid for funds, other credit and service charges, the quality of services rendered, the convenience of banking facilities, and in the case of loans and leases to large commercial borrowers, relative lending limits.

In addition to competing with other banks within its primary service areas, the Bank also competes with other financial service companies, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations, and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors. Many of 1st Source's non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over 1st Source in providing some services.

1st Source competes against these financial institutions by offering a full array of products and highly personalized services. 1st Source also relies on a history in its core market dating back to 1863, relationships that long-term colleagues have with 1st Source's clients, and the capacity for quick local decision-making.


EMPLOYEES
---------

At December 31, 2005, 1st Source had approximately 1,200 employees on a full-time equivalent basis. 1st Source provides a wide range of employee benefits and considers employee relations to be good.

REGULATION AND SUPERVISION
--------------------------

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

The Bank, as an Indiana state bank and member of the Federal Reserve System, is supervised by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve. As such, the Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the Federal Deposit Insurance Corporation (FDIC) provides deposit insurance to the Bank, the Bank is also subject to supervision and regulation by the FDIC (even though the FDIC is not its primary Federal regulator).

BANK HOLDING COMPANY ACT -- Under the BHCA, as amended, the activities of a bank holding company, such as 1st Source, are limited to business so closely related to banking, managing, or controlling banks as to be a proper incident thereto. 1st Source is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

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

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 -- The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2005, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10.00%, its Tier 1 risk-based capital ratio exceeded 6.00%, its leverage ratio exceeded 5.00%, and it was not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

FEDERAL DEPOSIT INSURANCE REFORM ACT -- On February 1, 2006, Congress approved the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Among other things, the FDIRA provides for the merger of the Bank Insurance Fund with the Savings Association Insurance Fund and for an immediate increase in Federal deposit insurance for certain retirement accounts up to $250,000. The statute further provides for the indexing of the maximum deposit insurance coverage for all types of deposit accounts in the future to account for inflation. The FDIRA also requires the FDIC to provide certain banks and thrifts that were in existence prior to December 31, 1996 with one-time credits against future premiums based on the amount of their payments to the Bank Insurance Fund or Savings Association Insurance Fund prior to that date.

SECURITIES AND EXCHANGE COMMISSION (SEC) AND NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATIONS (NASDAQ) -- 1st Source is under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. 1st Source is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. 1st Source is listed on the NASDAQ Stock Market under the trading symbol "SRCE," and is subject to the rules of NASDAQ for listed companies.

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

GRAMM-LEACH-BLILEY ACT OF 1999 -- The Gramm-Leach-Bliley Act of 1999 (GLBA) is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999, from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether 1st Source elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. 1st Source does not, however, currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

FINANCIAL PRIVACY -- In accordance with the GLBA, Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

The regulations adopted by the United States Treasury Department under the USA Patriot Act impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering, and terrorist financing. Additionally, the regulations require that 1st Source, upon request from the appropriate Federal regulatory agency, provide records related to anti-money laundering, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and perform other related duties.

Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution.

REGULATIONS GOVERNING CAPITAL ADEQUACY -- The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank will be required to submit an acceptable plan for achieving compliance with the capital guidelines and will be subject to denial of applications and appropriate supervisory enforcement actions. The various regulatory capital requirements that 1st Source is subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data -- Note Q of the Notes to Consolidated Financial Statements. Management of 1st Source believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on 1st Source's operations or on the operations of the Bank.

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

REGULATIONS GOVERNING EXTENSIONS OF CREDIT -- The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or its subsidiaries, or investments in its securities and on the use of its securities as collateral for loans to any borrowers. These regulations and restrictions may limit the ability of 1st Source to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA, certain regulations of the Federal Reserve, state laws and many other Federal laws govern the extensions of credit and generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on the condition that the customer obtain additional services from the bank's holding company or from one of its subsidiaries.

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

RESERVE REQUIREMENTS -- The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3.00% must be maintained against net transaction accounts greater than $7.00 million and less than $47.6 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $47.6 million.

DIVIDENDS -- The ability of the Bank to pay dividends and management fees is limited by various state and Federal laws, by certain covenant agreements, by the regulations promulgated by its primary regulators, and by the principles of prudent bank management.

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

SARBANES-OXLEY ACT OF 2002 -- On July 30, 2002, the Sarbanes-Oxley Act of 2002
(SOA) was signed into law. The SOA's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (Exchange Act.)

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


                             ITEM 1A. RISK FACTORS.

An investment in 1st Source's common stock is subject to risks inherent to 1st Source's business. The material risk and uncertainties that management believes affect 1st Source are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair 1st Source's business operations.

FLUCTUATIONS IN INTEREST RATES COULD REDUCE 1st SOURCE'S PROFITABILITY AND AFFECT THE VALUE OF ITS ASSETS -- Like other financial institutions, 1st Source is subject to interest rate risk. 1st Source's primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. 1st Source expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, 1st Source's interest-earning assets may be more sensitive to changes in market interest rates than its interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying 1st Source's loan and lease and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to 1st Source's position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of 1st Source's clients. Changes in levels of market interest rates could have a material adverse affect on 1st Source's net interest spread, asset quality, origination volume, and overall profitability.

Until recently, interest rates have been at historically low levels. However, since June 30, 2004, the Federal Reserve has increased its target for Federal funds rate numerous times. While these short-term market interest rates (which are used as a guide for pricing deposits) have increased, longer-term market interest rates (which are used as a guide for pricing longer-term loans and leases) have not. This "flattening" of the market yield curve has had a negative impact on 1st Source's interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on its deposits and borrowings continue to reprice upwards faster than the rates on long-term loans and leases and investments, 1st Source could experience compression of its interest rate spread and net interest margin, which could have a negative effect on 1st Source's profitability.

1st Source principally manages interest rate risk by managing the volume and mix of its earning assets and funding liabilities. In a changing interest rate environment, 1st Source may not be able to manage this risk effectively. If 1st Source is unable to manage interest rate risk effectively, its business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect 1st Source's ability to originate loans and leases, the value of its assets and its ability to realize gains from the sale of its assets, all of which ultimately could affect 1st Source's earnings.

FUTURE EXPANSION INVOLVES RISKS -- In the future, 1st Source may acquire all or part of other financial institutions and 1st Source may establish de novo branch offices. There could be considerable costs involved in executing 1st Source's growth strategy. For instance, new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which 1st Source does not have an established presence. Accordingly, any new branch expansion could be expected to negatively impact earnings for some period of time until the branch reaches certain economies of scale. Acquisitions and mergers involve a number or risks, including the risk that:

o 1st Source may incur substantial costs identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

o 1st Source's estimates and judgments used to evaluate credit, operations, management, and market risks relating to target institutions may not be accurate;

o There may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;

o 1st Source may not be able to finance an acquisition, or the financing 1st Source obtains may have an adverse effect on its operating results or dilution of its existing shareholders;

o 1st Source's management's attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from its existing business;

o    1st Source may enter new markets where it lacks local experience;

o 1st Source may incur goodwill in connection with an acquisition, or the goodwill it incurs may become impaired, which results in adverse short-term effects on 1st Source's operating results; or

o    1st Source may lose key employees and clients.

COMPETITION FROM OTHER FINANCIAL SERVICES PROVIDERS COULD ADVERSELY IMPACT
1st SOURCE'S RESULTS OF OPERATIONS -- The banking and financial services business is highly competitive. 1st Source faces competition in making loans and leases, attracting deposits and providing insurance, investment, trust, and other financial services. Increased competition in the banking and financial services businesses may reduce 1st Source's market share, impair its growth or cause the prices 1st Source charges for its services to decline. 1st Source's results of operations may be adversely impacted in future periods depending upon the level and nature of competition it encounters in its various market areas.

1st SOURCE IS DEPENDENT UPON THE SERVICES OF ITS MANAGEMENT TEAM -- 1st Source's future success and profitability is substantially dependent upon the management and banking abilities of its senior executives. 1st Source believes that its future results will also depend in part upon its ability to attract and retain highly skilled and qualified management. 1st Source is especially dependent on a limited number of key management personnel, many of whom do not have employment agreements with 1st Source. The loss of the chief executive officer and other senior management and key personnel could have a material adverse impact on 1st Source's operations because other officers may not have the experience and expertise to readily replace these individuals. Many of these senior officers have primary contact with 1st Source's clients and are extremely important in maintaining personalized relationships with 1st Source's client base. The unexpected loss of services of one or more of these key employees could have a material adverse effect on 1st Source's operations and possibly result in reduced revenues if 1st Source was unable to find suitable replacements promptly. Competition for senior personnel is intense, and 1st Source may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to 1st Source's business and could have a material adverse effect on 1st Source's business, financial condition, and results of operations.

TECHNOLOGY SECURITY BREACHES COULD EXPOSE 1st SOURCE TO POSSIBLE LIABILITY AND DAMAGE ITS REPUTATION -- Any compromise of 1st Source's security also could deter clients from using 1st Source's internet banking services that involve the transmission of confidential information. 1st Source relies on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect 1st Source's systems from compromises or breaches of its security measures that could result in damage to 1st Source's reputation and business.

FAILURE TO PROPERLY MANAGE THE REPLACEMENT OF THE MAJORITY OF 1st SOURCE'S CORE AND ANCILLARY DATA PROCESSING SYSTEMS COULD ADVERSELY IMPACT 1st SOURCE'S RESULTS OF OPERATIONS -- 1st Source is in the process of replacing the majority of its core and ancillary data processing systems. 1st Source and its affiliates are licensing integrated core technology and ancillary systems. The core technology licensing includes a loan system, deposit system, general ledger system, and customer information file system. The target period for completion of the installation of the technology is March 2007. Failure to meet this deadline may be disruptive to 1st Source's business and could have a material adverse effect on 1st Source's financial condition and results of operations.

1st SOURCE IS SUBJECT TO CREDIT RISKS RELATING TO ITS LOAN AND LEASE PORTFOLIOS -- 1st Source has certain lending policies and procedures in place that are designed to maximize loan and lease income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan and lease production, loan quality, concentrations of credit, loan and lease delinquencies, and nonperforming and potential problem loans and leases. Diversification in the loan and lease portfolios is a means of managing risk associated with fluctuations and economic conditions.

1st Source maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan and lease review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as 1st Source's policies and procedures.

In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. 1st Source's reserve for loan and lease losses may not be sufficient to cover the loan and lease losses that it may actually incur. If 1st Source experiences defaults by borrowers in any of its businesses, 1st Source's earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality, particularly in its local business loan and lease portfolio. Changes in national economic conditions could also adversely affect the quality of its loan and lease portfolio and negate, to some extent, the benefits of national diversification through its Specialty Finance Group's portfolio.

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. 1st Source seeks to minimize these risks through its underwriting standards. 1st Source obtains financial information and performs credit risk analysis on its customers. Credit criteria may include, but are not limited to, assessments of income, cash flows, and net worth; asset ownership; bank and trade credit reference; credit bureau report; and operational history.

Commercial real estate or equipment loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and generate positive cash flows. 1st Source's management examines current and projected cash flows of the borrower to determine the ability of the borrower to repay their obligations as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. Most commercial and industrial loans are secured by the assets being financed or other business assets; however, some loans may be made on an unsecured basis. 1st Source's credit policy sets different maximum exposure limits both by business sector and its current and historical relationship and previous experience with each customer.

1st Source offers both fixed-rate and adjustable-rate consumer mortgage loans secured by properties, substantially all of which are located in 1st Source's primary market area. Adjustable-rate mortgage loans help reduce 1st Source's exposure to changes in interest rates; however, during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required from the borrower. Additionally, most residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp.

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

The 1st Source Specialty Finance Group loan and lease portfolio consists of commercial loans and leases secured by construction and transportation equipment, including aircraft, autos, trucks, and vans. Finance receivables for this Group generally provide for monthly payments and may include prepayment penalty provisions.

1st Source's construction and transportation related businesses could be adversely affected by slow downs in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and 1st Source could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, 1st Source could be adversely affected by continued rapid increases of fuel costs. Since some of the relationships in these industries are large (up to $15 million), a slow down could have a significant adverse impact on 1st Source's performance.

1st Source's construction and transportation related businesses could be adversely impacted by the negative effects caused by high fuel costs, terrorist attacks, potential attacks, and other destabilizing events. These factors could contribute to the deterioration of the quality of 1st Source's loan and lease portfolio, as they could have a negative impact on the travel sensitive businesses for which 1st Source's specialty finance businesses provide financing.

In addition, 1st Source's leasing and equipment financing activity is subject to the risk of cyclical downturns, industry concentration and clumping, and other adverse economic developments affecting these industries and markets. This area of lending, with transportation in particular, is dependent upon general economic conditions and the strength of the travel, construction, and transportation industries.


                       ITEM 1B. UNRESOLVED STAFF COMMENTS.

None


                               ITEM 2. PROPERTIES.

1st Source's headquarters building is located in downtown South Bend. In 1982, the land was leased from the City of South Bend on a 49-year lease, with a 50-year renewal option. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. Also, in 1982, 1st Source sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The building is a structure of approximately 160,000 square feet, with 1st Source and its subsidiaries occupying approximately 70% of the available office space and approximately 30% subleased to unrelated tenants.

At December 31, 2005, 1st Source also owned property and/or buildings on which 46 of the Bank subsidiary's 64 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien County in the State of Michigan, as well as an operations center, training facility, warehouse, and its former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings from third parties under lease agreements negotiated at arms-length.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


                                     PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

1st Source's common stock is traded on the Nasdaq Stock Market under the symbol "SRCE." The following table sets forth for each quarter the high and low sales prices for the common stock of 1st Source, as reported by Nasdaq, and the cash dividends paid per share for each quarter.


                                         2005 Sales Price     Cash Dividends           2004 Sales Price    Cash Dividends
Common Stock Prices (quarter ended)      High         Low          Paid                High        Low        Paid
-------------------------------------------------------------------------------------------------------------------------
March 31                              $ 25.84      $ 20.39       $ .120             $ 24.90      $ 20.96    $ .100
June 30                                 23.80        19.41         .120               25.50        20.35      .100
September 30                            25.89        22.06         .120               26.04        22.30      .110
December 31                             26.10        20.92         .130               28.09        25.15      .110
=========================================================================================================================

As of December 31, 2005, there were 1,071 holders of record of 1st Source common stock.

The following table summarizes share repurchase activity of 1st Source during the three months ended December 31, 2005.


                      Issuer Purchases of Equity Securities

                                   (a)                 (b)                      (c)                                     (d)
                                                                          Total Number of              Maximum Number(or Approximate
                                                                        Shares Purchased as             Dollar Value) of Shares that
                              Total Number of      Average Price    Part of Publicly Announced          may yet be Purchased Under
Period                       Shares Purchased     Paid Per Share        Plans or Programs*                the Plans or Program
------------------ --------------------------- --------------------- ---------------------- -- --- ---- ----------------------------
October 01-31, 2005                   -           $         -                     -                           538,078
November 01-30, 2005                 894             24.80                       894                          537,184
December 01-31, 2005                  -                     -                     -                           537,184
====================================================================================================================================


* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, 2001. Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 501,806 shares.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business -- Regulation and Supervision -- Dividends and Part II, Item 8, Financial Statements and Supplementary Data -- Note Q of the Notes to Consolidated Financial Statements.

                        ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with 1st Source's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.


(Dollars in thousands, except per share amounts)
                                                     2005          2004          2003         2002           2001
---------------------------------------------- --------------------------------------------------------------------
Interest income                                $   168,532   $   151,437   $   162,322   $   199,503    $   245,566
Interest expense                                    70,104        52,749        59,070        80,817        126,957
---------------------------------------------- --------------------------------------------------------------------
Net interest income                                 98,428        98,688       103,252       118,686        118,609
(Recovery of) provision
   for loan and lease losses                        (5,855)          229        17,361        39,657         25,745
---------------------------------------------- --------------------------------------------------------------------
Net interest income after (recovery of)
  provision for loan and lease losses              104,283        98,459        85,891        79,029         92,864
Noninterest income                                  68,533        62,733        80,196        73,117         87,026
Noninterest expense                                123,439       127,091       138,904       140,741        121,683
-------------------------------------------- ----------------------------------------------------------------------
Income before income taxes                          49,377        34,101        27,183        11,405         58,207
Income taxes                                        15,626         9,136         8,029         1,366         19,709
-------------------------------------------- ----------------------------------------------------------------------
Net income                                     $    33,751   $    24,965   $    19,154   $    10,039    $    38,498
-------------------------------------------- ----------------------------------------------------------------------
Assets at year-end                             $ 3,511,277   $ 3,563,715   $ 3,330,153   $ 3,407,468    $ 3,562,691
Long-term debt and mandatorily redeemable
  securities at year-end                            23,237        17,964        22,802        16,878         11,939
Shareholders' equity at year-end                   345,576       326,600       314,691       309,429        306,190
Basic net income per common share *                   1.63          1.21          0.92          0.48           1.85
Diluted net income per common share *                 1.61          1.19          0.91          0.47           1.82
Cash dividends per common share*                      .490          .420          .370          .360           .351
Dividend payout ratio                                30.43%        35.29%        40.66%        76.60%         19.29%
Return on average assets                              1.00%         0.75%         0.59%         0.29%          1.14%
Return on average common equity                      10.12%         7.81%         6.12%         3.23%         13.14%
Average common equity to average assets               9.89%         9.55%         9.60%         8.95%          8.69%
====================================================================================================================

*    All per share amounts have been restated for stock dividends.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Forward-looking statements include statements with respect to 1st Source's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond 1st Source's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. Words such as "believe", "contemplate", "seek", "estimate", "plan", "project", "anticipate", "assume", "expect", "intend", "targeted", "continue", "remain", "will", "should", "indicate", "would", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. The forward-looking statements are based on 1st Source's expectations and are subject to a number of risks and uncertainties.

All written or oral forward-looking statements that are made by or attributable to 1st Source are expressly qualified in their entirety by this cautionary notice. 1st Source has no obligation and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made. 1st Source has expressed its expectations, beliefs, and projections in good faith and 1st Source believes they have a reasonable basis. However, 1st Source makes no assurances that its expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following:

o Local, regional, national, and international economic conditions and the impact they may have on 1st Source and its clients and 1st Source's assessment of that impact.

o    Changes in the level of nonperforming assets and charge-offs.

o    Changes in  estimates of future cash  reserve  requirements  based upon the
     periodic   review   thereof  under   relevant   regulatory  and  accounting
     requirements.

o The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

o    Inflation, interest rate, securities market, and monetary fluctuations.

o    Political instability.

o    Acts of war or terrorism.

o    Substantial increases in the cost of fuel.

o The timely development and acceptance of new products and services and perceived overall value of these products and services by others.

o    Changes in consumer spending, borrowings, and savings habits.

o Changes in the financial performance and/or condition of 1st Source's borrowers.

o    Technological changes.

o    Acquisitions and integration of acquired businesses.

o    The ability to increase market share and control expenses.

o    Changes in the competitive environment among bank holding companies.

o The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which 1st Source and its subsidiaries must comply.

o The effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.

o    Changes in 1st Source's organization, compensation, and benefit plans.

o The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquires and the results of regulatory examinations or reviews.

o Greater than expected costs or difficulties related to the integration of new products and lines of business.

o    1st  Source's  success at  managing  the risks  described  in Item 1A. Risk
     Factors.

CRITICAL ACCOUNTING POLICIES
----------------------------

1st Source's consolidated financial statements are prepared in accordance with
U. S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates or judgments reflect management's view of the most appropriate manner in which to record and report 1st Source's overall financial performance. Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on the financial statements. All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data, Note A (Note A), should be reviewed for a greater understanding of how 1st Source's financial performance is recorded and reported.

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

RESERVE FOR LOAN AND LEASE LOSSES -- The reserve for loan and lease losses represents management's estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an adequate reserve, management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of future customer performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if management's underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted. 1st Source's accounting policy related to the reserve is disclosed in Note A under the heading "Reserve for Loan and Lease Losses."

MORTGAGE SERVICING RIGHTS VALUATION -- 1st Source recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect 1st Source's actual prepayment experience. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note A under the heading "Mortgage Banking Activities."

VALUATION OF SECURITIES -- 1st Source's available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer, and 1st Source's intent and ability to hold the security for a time necessary to recover the amortized cost. A decline in value that is considered to be other-than-temporary is recorded as investment securities and other investment losses in the Consolidated Statements of Income. The valuation of securities is discussed further in Note A under the heading "Securities."

EARNINGS SUMMARY
----------------

Net income in 2005 was $33.75 million, up from $24.97 million in 2004 and up from $19.15 million in 2003. Diluted net income per common share was $1.61 in 2005, $1.19 in 2004, and $0.91 in 2003. Return on average total assets was 1.00% in 2005 compared to 0.75% in 2004, and 0.59% in 2003. Return on average common shareholders' equity was 10.12% in 2005 versus 7.81% in 2004, and 6.12% in 2003.

Net income in 2005 was favorably affected by a recovery in the provision for loan and lease losses, a reduction in loan and lease collection and repossession expense, and decreased professional fee expense. In addition, income from deposit fees increased and losses on investment securities decreased notably from 2004 and 2003. Equipment rental income decreased and depreciation on leased equipment decreased accordingly in 2005 from 2004. Net income included $0.61 million, $4.78 million, and $0 of other-than-temporary impairment on investment securities, for 2005, 2004, and 2003, respectively. Net income continued to be unfavorably affected by decreased net interest margins primarily due to the interest rate environment.

Dividends paid on common stock in 2005 amounted to $0.49 per share, compared to $0.42 per share in 2004, and $0.37 per share in 2003. The level of earnings reinvested and dividend payouts are based on management's assessment of future growth opportunities and the level of capital necessary to support them.

REPLACEMENT OF CORE AND ANCILLARY DATA PROCESSING SYSTEMS -- On December 1, 2005, 1st Source Bank, entered into a license and service agreement with Fiserv Solutions, Inc.(Fiserv), a subsidiary of Fiserv, Inc. The agreement was an integral part of the decision by 1st Source to replace the majority of its core and ancillary data processing systems. 1st Source expects the implementation of this project will increase the effectiveness and efficiency of its operations and facilitate future growth. 1st Source also expects that, over time, this investment in its core systems will be offset by elimination of current costs for ongoing support of the current technology platform.

Under the agreement, 1st Source and its affiliates are licensing integrated core technology and ancillary systems from Fiserv. The core technology licensing includes a loan system, deposit system, general ledger system, and customer information file system. Fiserv is obligated to provide professional services for installation of the technology and training, and maintenance support services. The agreement provides an initial five year maintenance period to begin no later than March 2007, the target period for completion of the installation of the technology. The agreement provides for automatic renewal of the maintenance period, after the initial five year term, unless either party notifies the other of its intent not to renew. 1st Source is subject to termination fees for early termination of the maintenance period. 1st Source expects the cost will be approximately $6.0 million for the technology licenses, professional fees for installation and training, and hardware delivered under the Fiserv agreement.

SECURITIZED LOAN PORTFOLIO PURCHASE -- In December 2003, the Bank purchased its securitized loan portfolio for $226.0 million. For several years, 1st Source originated and serviced loans sold to and owned by the 1st Source Master Trust. The loans were secured by business or personal use aircraft or by autos for the rental car industry, two of 1st Source's longstanding specialty finance product lines. The loans served as collateral for note certificates issued by the Master Trust and purchased by institutional investors.

The portfolio purchased included $210.83 million in aircraft loans, $15.19 million in automobile rental loans, and $4.39 million of loan-related assets. Excess cash of $24.53 million in the Master Trust was used to repay 1st Source its retained interest in the Master Trust. The transaction did not have a material impact on the results of operations in 2003.

NET INTEREST INCOME -- Net interest income (the difference between income from earning assets and the interest cost of funding those assets) is 1st Source's primary source of earnings. Net interest income, on a fully taxable equivalent basis remained relatively stable in 2005 following a 4.56% decrease in 2004.

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.21% in 2005 compared to 3.25% in 2004, and 3.56% in 2003. The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Federal funds rate has increased 325 basis points since June 2004. The continued rise in short-term interest rates has resulted in a flattened yield curve for the years ended 2005 and 2004. Compression of the net interest margin during 2005 and 2004 largely resulted from decreases in the net interest rate spread associated with increases in rates paid across deposit and other funding categories, continued mix shifts within the deposit base to higher cost time deposits, and the prolonged and significant flattening of the yield curve. Additionally, 1st Source's focus on loan portfolio credit quality coupled with increased competition for deposits across all markets were contributing factors leading to the decline in the net interest margin for 2005 and 2004.

The average yield on earning assets in 2005 was 5.43%, compared to 4.94% in 2004, and 5.54% in 2003. Average earning assets in 2005 remained relatively stable, following a 4.71% increase in 2004. The effective rate on interest bearing liabilities was 2.71% in 2005 compared to 2.04% in 2004, and 2.38% for 2003.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.


                                                2005                               2004                              2003
                                             Interest                            Interest                          Interest
                                  Average     Income/  Yield/        Average      Income/  Yield/       Average     Income/   Yield/
(Dollars in thousands)            Balance     Expense  Rate          Balance      Expense  Rate         Balance     Expense   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
------
  Investment securities
    Taxable                    $   515,992   $ 14,777  2.86%       $   590,786   $ 16,361  2.77%     $   535,233   $ 18,410   3.44%
    Tax-exempt                     186,614      7,682  4.12            171,600      7,502  4.37          167,740      8,306   4.95
  Mortgages held for sale           82,174      4,779  5.82             69,964      3,868  5.53          112,157      6,496   5.79
  Net loans and leases           2,348,690    143,295  6.10          2,240,055    125,469  5.60        2,091,004    131,186   6.27
  Other investments                 18,765        666  3.55             49,585        952  1.92           75,488        916   1.21
---------------------------- ------------- ---------- --------- -------------- ---------- -------- ------------- ---------- --------
Total earning assets             3,152,235    171,199  5.43          3,121,990    154,152  4.94        2,981,622    165,314   5.54
  Cash and due from banks           84,517                              81,334                            86,483
  Reserve for loan and
    lease losses                   (61,072)                            (69,567)                          (63,123)
  Other assets                     197,457                             215,607                           253,192
---------------------------- ------------- ---------- --------- -------------- ---------- -------- ------------- ---------- --------
Total assets                   $ 3,373,137                         $ 3,349,364                       $ 3,258,174
====================================================================================================================================
LIABILITIES AND
---------------
  SHAREHOLDERS' EQUITY
  --------------------
  Interest bearing deposits    $ 2,217,923   $ 56,341  2.54%       $ 2,105,013   $ 41,698  1.98%     $ 2,145,467   $ 49,153   2.29%
  Short-term borrowings            295,271      8,628  2.92            405,192      6,079  1.50          256,628      5,121   2.00
  Subordinated notes                59,022      4,008  6.79             57,198      3,863  6.75           55,604      3,804   6.84
  Long-term debt and
    mandatorily redeemable
    securities                      18,270      1,127  6.17             22,921      1,109  4.84           20,132        992   4.93
----------------------------- ------------- ---------- --------- -------------- ---------- -------- ------------- ---------- -------
  Total interest bearing
    liabilities                  2,590,486     70,104  2.71          2,590,324     52,749  2.04        2,477,831     59,070   2.38
  Noninterest bearing
    deposits                       392,475                             384,157                           413,794
  Other liabilities                 56,553                              55,146                            53,756
  Shareholders' equity             333,623                             319,737                           312,793
----------------------------- ------------- ---------- --------- -------------- ---------- -------- ------------- ---------- -------
  Total liabilities and
    shareholders' equity       $ 3,373,137                         $ 3,349,364                       $ 3,258,174
====================================================================================================================================
Net interest income                          $101,095                            $101,403                          $106,244
====================================================================================================================================
Net interest margin on a
tax equivalent basis                                   3.21%                               3.25%                              3.56%
====================================================================================================================================

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:


                                                          Increase (Decrease) due to
(Dollars in thousands)                                      Volume          Rate          Net
--------------------------------------------------------- ----------- ---------------- --------
2005 compared to 2004
Interest earned on:
  Investment securities:
    Taxable                                               $ (2,139)     $     555     $ (1,584)
    Tax-exempt                                                 534           (354)         180
  Mortgages held for sale                                      700            211          911
  Net loans and leases                                       6,273         11,553       17,826
  Other investments                                            781         (1,067)        (286)
--------------------------------------------------------- ----------- ---------------- --------
Total earning assets                                      $  6,149      $  10,898     $ 17,047
===============================================================================================
Interest paid on:
  Interest bearing deposits                               $  2,323      $  12,320     $ 14,643
  Short-term borrowings                                     (1,020)         3,569        2,549
  Subordinated notes                                           122             23          145
  Long-term debt and mandatorily redeemable securities         (51)            69           18
--------------------------------------------------------------------- ---------------- --------
Total interest bearing liabilities                        $  1,374      $  15,981     $ 17,355
===============================================================================================
Net interest income                                       $  4,775      $  (5,083)    $   (308)
===============================================================================================
2004 compared to 2003
Interest earned on:
  Investment securities:
    Taxable                                               $  2,332      $  (4,381)    $ (2,049)
    Tax-exempt                                                 196         (1,000)        (804)
  Mortgages held for sale                                   (2,348)          (280)      (2,628)
  Net loans and leases                                      11,260        (16,977)      (5,717)
  Other investments                                            (51)            87           36
--------------------------------------------------------------------- ---------------- --------
Total earning assets                                      $ 11,389      $ (22,551)    $(11,162)
===============================================================================================
Interest paid on:
  Interest bearing deposits                               $   (914)     $  (6,541)    $ (7,455)
  Short-term borrowings                                      1,681           (723)         958
  Subordinated notes                                           108            (49)          59
  Long-term debt and mandatorily redeemable securities         135            (18)         117
--------------------------------------------------------------------- ---------------- --------
Total interest bearing liabilities                        $  1,010      $  (7,331)    $ (6,321)
===============================================================================================
Net interest income                                       $ 10,379      $ (15,220)    $ (4,841)
===============================================================================================


NONINTEREST INCOME -- Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)                                          2005              2004          2003
--------------------------------------------------------------------- ----------------- -------------
Noninterest income:
  Trust fees                                                  $ 12,877          $ 12,361     $ 10,664
  Service charges on deposit accounts                           17,775            16,228       15,532
  Mortgage banking                                              10,868             9,553       19,635
  Securitization income                                              -                 -        3,206
  Insurance commissions                                          4,133             3,695        3,047
  Equipment rental income                                       16,067            18,856       25,448
  Other income                                                   6,463             6,759        6,600
  Investment securities and other investment gains (losses)        350            (4,719)      (3,936)
--------------------------------------------------------------------- ----------------- -------------
Total noninterest income                                      $ 68,533          $ 62,733     $ 80,196
=====================================================================================================

Noninterest income increased 9.25% in 2005 over 2004 mainly due to recoveries of mortgage servicing rights impairment, decreased charges for other-than-temporary impairment of securities, and gains on partnership investments. These increases were partially offset by decreases in equipment rental income. Noninterest income decreased 21.78% in 2004 from 2003 primarily due to decreased mortgage banking income, equipment rental income, securitization income, and increased investment securities losses. These decreases were partially offset by growth in trust and deposit fees and insurance commission income.

During 2005, the Bank and Trustcorp together produced $826.63 million in new mortgages -- $139.06 million through the Bank; $214.05 million through Trustcorp; and $473.52 million purchased from wholesale production sources. Mortgage banking income increased 13.77% in 2005 over 2004, compared to a decrease of 51.35% in 2004 from 2003. The increase in 2005 was primarily the result of a recovery of impairment on mortgage servicing assets of $2.27 million versus impairment recoveries of $0.28 million, and impairment charges of $0.58 million during 2004 and 2003, respectively. During 2005, 1st Source determined that no direct write-down was necessary for previously recorded impairment on mortgage servicing assets. During 2004 and 2003, 1st Source determined that $0.70 million and $4.63 million, respectively, of previously recorded impairment was unrecoverable and was recorded as a direct write-down to the carrying value of the asset.

Due to the December 2003 purchase of securitized loans by the Bank, there was no securitization income in 2004 or 2005. In the first half of 2003, 1st Source made a strategic decision to liquidate the Master Trust due to adequate capital and liquidity to hold the loans, otherwise eligible for securitization, on the balance sheet, and the desire to eliminate the expenses associated with the securitization. Servicing income was $3.50 million and losses on loan sales were $0.30 million in 2003.

Trust fees (which includes investment management fees, estate administration fees, mutual fund annuity fees, and fiduciary fees) increased by 4.17% in 2005 from 2004 compared to an increase of 15.91% in 2004 over 2003. Trust fees are largely based on the size of client relationships and the market value and mix of assets under management. The market value of trust assets under management at December 31, 2005 and 2004, were $2.66 billion and $2.41 billion, respectively. At December 31, 2005, these trust assets were comprised of $1.32 billion of personal and agency trusts, $816.00 million of employee benefit plan assets, $333.67 million of estate administration assets, and $188.63 million of custody assets. A weaker stock and bond market slowed the growth of trust fees in 2005 from 2004 as compared to 2004 over 2003.

Service charges on deposit accounts increased 9.53% in 2005 from 2004 compared to an increase of 4.48% in 2004 from 2003. The increases in service charges on deposit accounts in 2005, 2004, and 2003, were attributed primarily to increased debit card fees and consumer overdraft fees.

Insurance commissions continued to grow and were up 11.85% in 2005 from 2004 compared to an increase of 21.27% in 2004 from 2003. The increases for 2005 and 2004 were mainly attributed to new business sales growth.

Equipment rental income generated from operating leases declined by 14.79% during 2005 from 2004 compared to a decrease of 25.90% in 2004 from 2003. Revenues from operating leases for construction equipment, various trucks, and other equipment declined primarily due to portfolio maturities in 2005. Revenues for 2004 and 2003 were negatively affected as clients in these industries opted to take advantage of the tax benefits available for purchases of equipment versus equipment rental.

Other income decreased 4.38% in 2005 from 2004 compared to an increase of 2.41% in 2004 from 2003. The decline in other income was primarily the result of lower standby letter of credit fee income which decreased by $0.17 million and miscellaneous fee income which decreased by $0.31 million in 2005. The increase in 2004 over 2003 was primarily the result of increased income on bank owned life insurance of $0.18 million.

Investment securities and other investment gains totaled $0.35 million for the year ended 2005. Gains on venture capital investments were partially offset by other-than-temporary impairment of $0.61 million for 2005. In 2004, investment securities and other investment losses totaled $4.72 million, of this amount $4.58 million was comprised of other-than-temporary impairment charges on investments in Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock. Investment securities and other investment losses in 2003 total $3.94 million, of this amount $2.99 million was impairment charges on the securitization retained asset.

NONINTEREST EXPENSE -- Noninterest expense for the recent three years ended December 31 was as follows:


(Dollars in thousands)                                            2005            2004          2003
---------------------------------------------------------------------- ---------------- -------------
Noninterest expense:
  Salaries and employee benefits                              $  69,767        $  63,083     $ 69,457
  Net occupancy expense                                           7,749            7,196        6,881
  Furniture and equipment expense                                11,418           10,290       10,363
  Depreciation -- leased equipment                               12,895           15,315       19,773
  Professional fees                                               3,362            6,563        2,925
  Supplies and communication                                      5,462            5,708        6,163
  Business development and marketing expense                      3,630            3,613        3,481
  Intangible asset amortization                                   2,663            2,631        2,748
  Loan and lease collection and repossession expense             (1,094)           4,946        8,112
  Other expense                                                   7,587            7,746        9,001
---------------------------------------------------------------------- ---------------- -------------
Total noninterest expense                                     $ 123,439        $ 127,091    $ 138,904
=====================================================================================================

1st Source experienced a decrease in noninterest expense of 2.87% in 2005 from 2004 compared to a decrease of 8.50% in 2004 from 2003 . The leading factors contributing to the decrease in noninterest expense in 2005 were reduced expenses for professional fees, decreased depreciation on leased equipment, and a decline in loan and lease collection and repossession expenses which were partially offset by an increase in salaries and employee benefits.

Salaries and employee benefits increased 10.60% in 2005 from 2004, following a 9.18% decrease in 2004 from 2003. Salaries increased 2.88% in 2005 compared to a decrease of 9.61% in 2004. The increase in salaries in 2005 was primarily the result of merit-based and market-driven salary increases and increased commissions due to higher insurance revenues. The largest component of the 2004 decrease was the impact of the capitalization of an additional $3.21 million in salaries and benefits in connection with the deferral of loan origination costs. In addition, commission expense decreased $2.20 million in 2004 as mortgage originations slowed due to lower origination volume than that experienced in 2003.

Employee benefits increased 39.21% in 2005, following a 7.52% decrease in 2004. The increase in 2005 was primarily due to increased executive incentives and group insurance expense. In 2004, employee benefits decreased due to a reduction in pension and profit sharing expense and lower group insurance expense.

Occupancy expense increased 7.68% in 2005 from 2004, compared to a 4.58% increase in 2004 from 2003. The increase in 2005 was primarily due to higher leasehold improvements and repair of premises expenses. Also, during the first quarter of 2005, 1st Source reviewed its lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the SEC in a February 7, 2005 letter to the American Institute of Certified Public Accountants. As a result of its review, 1st Source recorded a one-time, net charge of $0.27 million to correct its accounting for straight-line rent and depreciation of leasehold improvements. During 2004, real estate property taxes increased as the Indiana state wide property reassessment was finalized.

Furniture and equipment expense, including depreciation, increased in 2005 over 2004 by 10.96%, compared to a 0.70% decrease in 2004 from 2003. The leading causes for the increase in 2005 were increased third-party processing charges and desktop computer upgrades. The decrease in 2004 was due to reduced equipment depreciation and repair expense which were offset by increased software expense. The decrease in 2003 was the result of reduced equipment repair costs offset by increased computer processing charges.

Depreciation on operating leases decreased 15.80% in 2005 from 2004, following a 22.55% decrease in 2004 from 2003. Depreciation on operating leases declined in conjunction with the decline in noninterest income from equipment owned under operating leases due to maturities in the operating lease portfolio during 2005 and clients who opted to take advantage of the tax benefits available for purchases of equipment versus equipment rental during 2004 and 2003.

Professional fees decreased 48.77% in 2005 from 2004, compared to a 124.38% increase in 2004 from 2003. The decrease in 2005 was mainly due to the settlement, during the fourth quarter of 2004, of the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings and a reduction in the associated legal fees. The increase in 2004 was primarily due to increased legal fees relating, in part, to defense of the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings. Also, during 2004 professional fees increased due to the costs of implementing new internal control evaluation procedures in order to comply with the provisions of Section 404 of the Sarbanes-Oxley Act and fees incurred due to long-term projects involving operations improvements and system upgrades.

Supplies and communications expense decreased 4.31% in 2005 from 2004, compared to a 7.38% decrease in 2004 from 2003. The decrease in 2005 was primarily due to lower charges for postage and freight and telephone service. The decrease in 2004 was due to lower charges for printing and supplies and reduced communication expense.

Business development and marketing expense remained relatively flat for the year 2005 from 2004, compared to an increase of 3.79% in 2004 from 2003. During 2005, 2004, and 2003, 1st Source continued to engage in effective target advertising and marketing campaigns, while keeping expenses for these items under control.

Intangible asset amortization increased 1.22% in 2005 from 2004 compared to a 4.26% decrease in 2004 from 2003. The increase in 2005 was due to amortization related to an insurance agency acquisition made during the year. The reduction in 2004 was due to lower amortization of intangibles related to insurance agency acquisitions.

Loan and lease collection and repossession expenses decreased 122.12% or $6.04 million in 2005 from 2004, compared to a 39.03% or $3.17 million decrease in 2004 from 2003. In 2005 and 2004, valuation adjustments on repossessed assets continued to decrease along with a decrease in legal and collection expenses. Over the last three years, 1st Source took back 72 aircraft in repossession and all of these repossessed aircraft, except for one, had been disposed of as of December 31, 2005. The 2004 decreases were partially offset by valuation adjustments on equipment owned under operating leases.

A decrease of 2.05% occurred in other expenses during 2005, compared to a 13.94% decrease in 2004 from 2003. Lower insurance cost was the primary factor for the decline for 2005. Other factors affecting other expenses were increases in forgery and miscellaneous losses, which were mostly offset by lower gains on sales of operating lease equipment in 2005. Additionally, 2004 decreases were offset by the write-off of capitalized debt issuance costs related to the redemption of the 1st Source Capital Trust I trust preferred securities.

INCOME TAXES -- 1st Source recognized income tax expense in 2005 of $15.63 million, compared to $9.14 million in 2004, and $8.03 million in 2003. The effective tax rate in 2005 was 31.65% compared to 26.79% in 2004, and 29.54% in 2003. The effective tax rate increased in 2005 due to an increase in pre-tax income and a decrease in the dividend received deduction. For detailed analysis of 1st Source's income taxes see Part II, Item 8, Financial Statements and Supplementary Data -- Note N of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
-------------------

LOAN AND LEASE PORTFOLIO -- The following table shows 1st Source's loan and lease distribution at the end of each of the last five years as of December 31:


(Dollars in thousands)                      2005               2004             2003             2002          2001
--------------------------------------------------- ---------------- ---------------- ----------------- -------------
Commercial and agricultural loans      $   453,197       $   425,018      $   402,905       $   428,367   $   460,373
Auto, light truck and environmental        310,786           263,637          269,490           247,883       212,781
  equipment
Medium and heavy duty truck                302,137           267,834          221,562           197,312       131,233
Aircraft financing                         459,645           444,481          489,155           323,802       514,573
Construction equipment financing           224,230           196,516          219,562           303,126       328,004
Loans secured by real estate               601,077           583,437          533,749           567,950       586,580
Consumer loans                             112,359            99,245           94,577           111,012       128,305
--------------------------------------------------- ----------------- ---------------- ----------------- -------------
Total loans and leases                 $ 2,463,431       $ 2,280,168      $ 2,231,000       $ 2,179,452   $ 2,361,849
======================================================================================================================

At December 31, 2005, 16.0%, and 10.9% of total loans and leases were concentrated with borrowers in trucking and truck leasing and construction end users, respectively.

Average loans and leases, net of unearned discount, increased 4.85% and 7.13% in 2005 and 2004, respectively. Loans and leases, net of unearned discount, at December 31, 2005, were $2.46 billion and were 70.16% of total assets, compared to $2.28 billion and 63.98% of total assets at December 31, 2004.

Commercial and agricultural lending, excluding those loans secured by real estate, increased 6.63% in 2005 over 2004. Commercial and agricultural lending outstandings were $453.20 million and $425.02 million at December 31, 2005 and December 31, 2004, respectively. This increase was mainly due to increased sales activity within the commercial loan and small business loan areas coupled with improved market conditions.

Loans secured by real estate increased 3.02% during 2005 over 2004. Loans secured by real estate outstanding at December 31, 2005, were $601.08 million and $583.44 million at December 31, 2004. The primary focus of this lending area is commercial real estate ($386.30 million at December 31, 2005, the majority of which is owner occupied) and residential mortgage lending ($214.78 million at December 31, 2005) in the regional market area. This increase was mostly due to business clients' continued investment in real estate for expansion or relocation of their commercial facilities and 1st Source's ability to meet those funding needs.

Auto, light truck, and environmental equipment financing increased 17.88% in 2005 over 2004. At December 31, 2005, auto, light truck, and environmental equipment financing had outstandings of $310.79 million and $263.64 million at December 31, 2004. The increase in this portfolio was primarily in the auto rental industry due to reduced competition in this market area, along with 1st Source's ability to provide personalized service to its clients in this business sector.

Medium and heavy duty truck loans and leases experienced growth of $34.30 million, or an increase of 12.81%, in 2005. Medium and heavy duty truck financing at December 31, 2005 and 2004, had outstandings of $302.14 million and $267.83 million, respectively. Much of this increase can be attributed to improved overall market conditions, rigorous sales efforts, and the ability of the sales staff to continue to produce in the available market for medium and heavy duty trucks.

Aircraft financing at year-end 2005 increased 3.41% from year-end 2004. Aircraft financing at December 31, 2005 and 2004, had outstandings of $459.65 million and $444.48 million, respectively. This increase was mainly due to growth in the corporate aircraft portfolio which was largely offset by intentional reduction of the operator business portfolio.

Construction equipment financing increased 14.10% in 2005 over 2004. Construction equipment financing at December 31, 2005, had outstandings of $224.23 million, compared to outstandings of $196.52 million at December 31, 2004. The increase was mainly the result of an improving economy and greater funding availability at both the state and Federal levels for roads, bridges, and general transportation projects upon which 1st Source's client base relies for business. The continued strong housing market and improvements in the commercial building segment also contributed to the higher level of construction equipment loan and lease portfolio activity.

Consumer loans increased 13.21% in 2005 over 2004. Consumer loans outstanding at December 31, 2005, were $112.36 million and $99.25 million at December 31, 2004. Successful marketing to new and established clients coupled with competitive rates on consumer loans was the main factor in the increase.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2005. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)                                   0 - 1 Year      1 - 5 Years      Over 5 Years       Total
-------------------------------------------------------  ----------- ---------------- ----------------- -------------
Commercial and agricultural loans                        $  265,278        $ 167,257          $ 20,662   $   453,197
Auto, light truck and environmental equipment               153,679          156,708               399       310,786
Medium and heavy duty truck                                  92,501          203,526             6,110       302,137
Aircraft financing                                          139,998          272,403            47,244       459,645
Construction equipment financing                             68,658          154,254             1,318       224,230
-------------------------------------------------------  ----------- ---------------- ----------------- -------------
Total                                                    $  720,114        $ 954,148          $ 75,733   $ 1,749,995
=====================================================================================================================


Rate Sensitivity  (Dollars in thousands)                                  Fixed Rate     Variable Rate       Total
-------------------------------------------------------  ----------- ---------------- ----------------- -------------
1 - 5 Years                                                                $ 650,254         $ 303,894   $   954,148
Over 5 Years                                                                  12,853            62,880        75,733
-------------------------------------------------------  ----------- ---------------- ----------------- -------------
Total                                                                      $ 663,107         $ 366,774   $ 1,029,881
=====================================================================================================================


Most of the Bank's residential mortgages are sold into the secondary market and serviced by 1st Source's mortgage subsidiary, Trustcorp Mortgage Company (Trustcorp). Mortgage loans held for sale were $67.22 million at December 31, 2005 and were $55.71 million at December 31, 2004.

CREDIT EXPERIENCE
-----------------

RESERVE FOR LOAN AND LEASE LOSSES -- 1st Source's reserve for loan and lease losses is provided for by direct charges to operations. Losses on loans and leases are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Management evaluates the adequacy of the reserve quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000) where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of economic trends, all of which may be susceptible to significant and unforeseen changes. Management of 1st Source reviews the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data -- Note A of the Notes to Consolidated Financial Statements for additional information on management's evaluation of the adequacy of the reserve for loan and lease losses.

The reserve for loan and lease losses at December 31, 2005 totaled $58.70 million and was 2.38% of loans and leases, compared to $63.67 million or 2.79% of loans and leases at December 31, 2004 and $70.05 million or 3.14% of loans and leases at December 31, 2003. It is management's opinion that the reserve for loan and lease losses was adequate to absorb losses inherent in the loan and lease portfolio as of December 31, 2005.

The recovery of provision for loan and lease losses for 2005 was $5.86 million, compared to the provision for loan and lease losses of $0.23 million in 2004 and $17.36 million in 2003. The recovery of the provision was consistent with 1st Source's improved credit quality of the loan and lease portfolio. Net (recoveries)/charge-offs in 2005, 2004, and 2003, to aircraft dealers and operators were ($0.20) million, ($1.27) million and $5.25 million, respectively. The reserve for loan and lease losses increased $6.82 million in 2003 for reserves acquired in acquisitions.

The following table summarizes 1st Source's loan and lease loss experience for each of the last five years ended December 31:


(Dollars in thousands)                               2005            2004           2003             2002           2001
---------------------------------------------------------------------------------------------------------------------------
Amounts of loans and leases outstanding
  at end of period                              $ 2,463,431     $ 2,280,168     $ 2,231,000     $ 2,179,452     $ 2,361,849
---------------------------------------------------------------------------------------------------------------------------
Average amount of net loans and leases
  outstanding during period                     $ 2,348,690     $ 2,240,055     $ 2,091,004     $ 2,332,992     $ 2,347,746
---------------------------------------------------------------------------------------------------------------------------
Balance of reserve for loan and lease losses
  at beginning of period                        $    63,672     $    70,045     $    59,218     $    57,624     $    44,644
---------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Commercial and agricultural loans                   1,478           6,104           1,187           2,376           4,916
  Auto, light truck and environmental equipment         630           2,408           2,789           6,380             753
  Medium and heavy duty truck                            15             352              69             771               -
  Aircraft financing                                  2,424           3,585           6,877          27,401           5,584
  Construction equipment financing                        -             686           4,712           2,326             762
  Loans secured by real estate                          167             456             344             340             215
  Consumer loans                                        858           1,090           1,560           2,127           2,102
---------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                     5,572          14,681          17,538          41,721          14,332
---------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial and agricultural loans                   1,308           1,312             519           1,311             328
  Auto, light truck and environmental equipment       1,140           1,277           1,182             616              71
  Medium and heavy duty truck                           174              14               -               -               -
  Aircraft financing                                  2,255           4,460           1,698             759              92
  Construction equipment financing                    1,065             547             248             465             129
  Loans secured by real estate                           89             107              11              26               -
  Consumer loans                                        421             362             523             481             351
---------------------------------------------------------------------------------------------------------------------------
Total recoveries                                      6,452           8,079           4,181           3,658             971
---------------------------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs                           (880)          6,602          13,357          38,063          13,361
(Recoveries) provisions charged to operating
  expense                                            (5,855)            229          17,361          39,657          25,745
Reserves acquired in acquisitions                         -               -           6,823               -             596
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                        $    58,697     $    63,672     $    70,045     $    59,218     $    57,624
===========================================================================================================================
Ratio of net (recoveries) charge-offs to
  average net loans and leases outstanding            (0.04)%          0.29 %          0.64 %          1.63 %         0.57 %
===========================================================================================================================


Net (recoveries) charge-offs as a percentage of average loans and leases by portfolio type follow:


                                                     2005          2004           2003            2002           2001
----------------------------------------------------------------------------------------------------------------------
Commercial and agricultural loans                   0.04 %         1.14%          0.16%           0.23%          0.96%
Auto, light truck and environmental equipment      (0.17)          0.43           0.62            2.27           0.29
Medium and heavy duty truck                        (0.06)          0.14           0.03            0.47              -
Aircraft financing                                  0.04          (0.19)          1.73            6.40           1.03
Construction equipment financing                   (0.51)          0.07           1.67            0.55           0.21
Loans secured by real estate                        0.01           0.06           0.06            0.05           0.04
Consumer loans                                      0.41           0.77           1.04            1.39           1.37
---------------------------------------------------------------------------------------------------------------------
Total net charge-offs to average portfolio
  loans and leases                                 (0.04)%         0.29%          0.64%           1.63%          0.57%
======================================================================================================================

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



                                 2005                    2004                 2003                 2002                  2001
                                    Percent of             Percent of             Percent of        Percent of            Percent of
                                     Loans and              Loans and              Loans and         Loans and             Loans and
                                        Leases                 Leases                 Leases            Leases                Leases
                                       in Each                in Each                in Each           in Each               in Each
                                      Category               Category               Category          Category              Category
                                      to Total               to Total               to Total          to Total              to Total
                             Reserve Loans and     Reserve  Loans and   Reserve    Loans and Reserve Loans and    Reserve  Loans and
(Dollars in thousands)        Amount    Leases      Amount     Leases    Amount       Leases  Amount    Leases     Amount    Leases
---------------------- -------------- --------- ---------- ---------- --------- ---------- --------- ---------- ---------- ---------
Commercial and
  agricultural loans         $ 15,472    18.40%    $ 13,612   18.64%    $  9,589   18.06%    $ 11,163   19.65%    $ 14,247    19.49%
Truck and automobile           13,008    24.88       12,633   23.31       13,966   22.01       11,006   20.43        9,924    14.57
  financing
Aircraft financing             19,583    18.66       26,475   19.49       31,733   21.93       21,603   14.86       19,987    21.79
Construction equipment          4,235     9.10        4,502    8.62        9,061    9.84        9,394   13.91        6,463    13.89
  financing
Loans secured by real estate    4,058    24.40        4,187   25.59        3,798   23.92        3,656   26.06        4,268    24.84
Consumer loans                  2,341     4.56        2,263    4.35        1,898    4.24        2,396    5.09        2,735     5.42
---------------------------- --------- ---------- --------- ---------- --------- ---------- --------- ---------- --------- ---------
Total                        $ 58,697   100.00%    $ 63,672  100.00%    $ 70,045  100.00%    $ 59,218  100.00%    $ 57,624   100.00%
====================================================================================================================================


NONPERFORMING ASSETS -- 1st Source's policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, except for mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection. Nonperforming assets amounted to $22.04 million at December 31, 2005, compared to $33.21 million at December 31, 2004, and $36.83 million at December 31, 2003. Impaired loans and leases totaled $18.53 million, $47.22 million, and $60.04 million at December 31, 2005, 2004, and 2003, respectively. During 2005, interest income that would have been recorded on nonaccrual loans and leases under their original terms was $2.19 million, compared to $3.21 million in 2004. Interest income that was recorded on nonaccrual loans and leases was $0.81 million and $0.94 million in 2005 and 2004, respectively.

Overall decreases in nonperforming assets for 2005 were realized across the entire loan and lease portfolio with the exception of loans secured by real estate which experienced a marginal increase.


Nonperforming assets at December 31 (Dollars in thousands)         2005       2004      2003        2002         2001
------------------------------------------------------------------------------------------------------------------------
Loans past due over 90 days                                     $    245   $    481   $    212    $    154    $    453
Nonaccrual loans and leases and restructured loans:
  Commercial and agricultural loans                                3,701      6,928      2,795       4,819       6,580
  Auto, light truck and environmental equipment                      812      2,336      2,419       4,730       3,746
  Medium and heavy duty truck                                         17        179      1,823       1,384           -
  Aircraft financing                                               7,641     10,132     12,900      12,281      16,365
  Construction equipment financing                                 2,513      4,097      4,663       9,844       5,126
  Loans secured by real estate                                     1,475      1,141      1,786       2,191       3,349
  Consumer loans                                                     393        440        699         415         659
------------------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans and leases and restructured loans        16,552     25,253     27,085      35,664      35,825
------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans and leases                              16,797     25,734     27,297      35,818      36,278
------------------------------------------------------------------------------------------------------------------------
Other real estate                                                    960      1,307      3,010       4,362       3,137
Repossessions:
  Commercial and agricultural loans                                    -          -         34           -           -
  Auto, light truck and environmental equipment                      128      1,112        847       1,364       2,590
  Medium and heavy duty truck                                          -          -          -           -           -
  Aircraft financing                                               4,073      3,037      4,551      19,242         770
  Construction equipment financing                                     -        183        753         681          53
  Consumer loans                                                      83         50         78          56          96
------------------------------------------------------------------------------------------------------------------------
  Total repossessions                                              4,284      4,382      6,263      21,343       3,509
------------------------------------------------------------------------------------------------------------------------
Operating leases                                                       -      1,785        257       2,594         369
------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                      $ 22,041   $ 33,208   $ 36,827    $ 64,117    $ 43,293
========================================================================================================================
Nonperforming loans and leases to loans and leases,
net of unearned discount                                            0.68%      1.13%      1.22%       1.64%       1.54%
========================================================================================================================
Nonperforming assets to loans and leases and operating
leases, net of unearned discount                                    0.87%      1.42%      1.59%       2.79%       1.74%
========================================================================================================================

POTENTIAL PROBLEM LOANS AND LEASES -- At December 31, 2005, the Bank had a
$3.32 million standby letter of credit outstanding which supported bond indebtedness of a customer. If this standby letter of credit is funded, due to the current financial condition of the customer, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

At December 31, 2005, management was not aware of any potential problem loans or leases that would have a material effect on loan and lease delinquency or loan and lease charge-offs. Loans and leases are subject to continual review and are given management's attention whenever a problem situation appears to be developing.

INVESTMENT PORTFOLIO
--------------------

Securities at year-end 2005 decreased 19.30% from 2004, following a 4.01% increase from year-end 2003 to year-end 2004. Securities at December 31, 2005 were $637.88 million or 18.17% of total assets, compared to $790.40 million or 22.18% of total assets at December 31, 2004.

The amortized cost of securities available-for-sale as of December 31 are summarized as follows:


(Dollars in thousands)                                                                  2005            2004               2003
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies, including agency mortgage-backed securities     $ 415,793      $ 552,949        $ 504,748
States and political subdivisions                                                        179,797        171,338          168,383
Other securities                                                                          42,288         66,117           86,814
----------------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                                                    $ 637,878      $ 790,404        $ 759,945
==================================================================================================================================

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2005, at the amortized costs and the weighted average yields of such securities:


(Dollars in thousands)                                                                                    Amount        Yield
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and government agencies, including agency mortgage-backed securities
  Under 1 year                                                                                          $ 217,350       3.14%
  1 - 5 years                                                                                             141,025       2.82
  5 - 10 years                                                                                                533       6.94
  Over 10 years                                                                                            56,885       4.67
----------------------------------------------------------------------------------------------------------------------------------
Total U.S. Treasury and government agencies, including agency mortgage-backed securities                  415,793       3.25
----------------------------------------------------------------------------------------------------------------------------------
States and political subdivisions
  Under 1 year                                                                                             34,345       4.03
  1 - 5 years                                                                                             115,691       4.05
  5 - 10 years                                                                                             26,261       5.03
  Over 10 years                                                                                             3,500       4.03
----------------------------------------------------------------------------------------------------------------------------------
Total states and political subdivisions                                                                   179,797       4.19
----------------------------------------------------------------------------------------------------------------------------------
Other securities
  Under 1 year                                                                                                 75       6.20
  1 - 5 years                                                                                               4,000       2.99
  5 - 10 years                                                                                                 75       6.55
  Over 10 years                                                                                                 -          -
  Marketable equity securities                                                                             38,138       4.56
----------------------------------------------------------------------------------------------------------------------------------
Total other securities                                                                                     42,288       4.42
----------------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                                                                     $ 637,878       3.59%
==================================================================================================================================

DEPOSITS
--------

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:


                                               2005                     2004                   2003
(Dollars in thousands)                    Amount   Rate           Amount    Rate         Amount     Rate
---------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits   $   392,475     -%      $   384,157      -%     $   413,794      -%
Interest bearing demand deposits          784,366  1.78           707,168   0.88          645,131   0.79
Savings deposits                          210,151  0.30           228,836   0.29          233,737   0.53
Other time deposits                     1,223,406  3.41         1,169,009   2.98        1,266,599   3.38
---------------------------------------------------------------------------------------------------------
Total                                 $ 2,610,398             $ 2,489,170             $ 2,559,261
=========================================================================================================


The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2005, by time remaining until maturity is as follows:

(Dollars in thousands)
-----------------------------------------
Under 3 months                 $ 133,527
4 - 6 months                      49,706
7 - 12 months                     58,197
Over 12 months                   149,497
-----------------------------------------
Total                          $ 390,927
=========================================


SHORT-TERM BORROWINGS
---------------------

The following table shows the distribution of 1st Source's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.


                                                                    Federal Funds
                                                                    Purchased and
                                                                       Security                     Other
                                                                      Repurchase  Commercial      Short-Term     Total
(Dollars in thousands)                                                Agreements     Paper        Borrowings    Borrowings
------------------------------------------------------------------ ------------- ------------- --------------- ------------
2005
Balance at December 31, 2005                                          $ 230,756    $ 4,600        $ 42,113      $ 277,469
Maximum amount outstanding at any month-end                             273,428      5,552         122,038        401,018
Average amount outstanding                                              214,199      2,054          79,018        295,271
Weighted average interest rate during the year                             2.55%      3.36%           3.91%          2.92%
Weighted average interest rate for outstanding amounts at
  December 31, 2005                                                        3.86%      3.88%           2.76%          3.70%
------------------------------------------------------------------ ------------- ------------- --------------- ------------
2004
Balance at December 31, 2004                                          $ 216,751    $   836        $ 82,075      $ 299,662
Maximum amount outstanding at any month-end                             411,812      1,152         113,958        526,922
Average amount outstanding                                              295,172        815         109,205        405,192
Weighted average interest rate during the year                             1.15%      1.23%           2.46%          1.50%
Weighted average interest rate for outstanding amounts at
  December 31, 2004                                                        2.09%      1.72%           2.09%          2.09%
------------------------------------------------------------------ ------------- ------------- --------------- ------------
2003
Balance at December 31, 2003                                          $ 276,040    $   982        $ 113,832      $ 390,854
Maximum amount outstanding at any month-end                             276,040      4,492          113,832        394,364
Average amount outstanding                                              209,098      2,442           45,088        256,628
Weighted average interest rate during the year                             0.85%      1.06%            7.36%          2.00%
Weighted average interest rate for outstanding amounts at
  December 31, 2003                                                        0.85%      0.86%            1.42%          1.02%
===========================================================================================================================

LIQUIDITY
---------

CORE DEPOSITS -- 1st Source's major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2005, average core deposits equaled 67.60% of average total assets, compared to 66.97% in 2004 and 70.83% in 2003. The effective cost rate of core deposits in 2005 was 1.96%, compared to 1.59% in 2004 and 1.81% in 2003.

Average demand deposits (noninterest bearing core deposits) increased 2.17% in 2005 compared to a decrease of 7.16% in 2004. These represented 17.21% of total core deposits in 2005, compared to 17.13% in 2004, and 17.93% in 2003.

PURCHASED FUNDS -- 1st Source's purchased funds are used to supplement core deposits and include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, Federal funds, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank's interest rate sensitivity. During 2005, 1st Source's reliance on purchased funds decreased to 18.55% of average total assets from 19.45% in 2004.

SHAREHOLDERS' EQUITY -- Average shareholders' equity equated to 9.89% of average total assets in 2005 compared to 9.55% in 2004. Shareholders' equity was 9.84% of total assets at year-end 2005, compared to 9.16% at year-end 2004. In accordance with Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," 1st Source includes unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income (loss) which is a component of shareholders' equity. While regulatory capital adequacy ratios exclude unrealized gain (loss), it does impact 1st Source's equity as reported in the audited financial statements. The unrealized loss on available-for-sale securities, net of income taxes, was $3.24 million and $0.30 million at December 31, 2005 and 2004, respectively.

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

A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. This analysis presents the hypothetical change in earnings of those rate sensitive financial instruments and interest rate swaps held by 1st Source at December 31, 2005. The aggregate hypothetical increase in pre-tax earnings was estimated to be $2.00 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates. The aggregate hypothetical decrease in pre-tax earnings was estimated to be $3.10 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. At December 31, 2005, the impact of these hypothetical fluctuations in interest rates on 1st Source's derivative holdings was not significant, and, as such, separate disclosure is not presented.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
----------------------------------------------------------

In the ordinary course of operations, 1st Source enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes 1st Source's significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2005, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligations payments by period.


                                                                                                        Indeterminate
(Dollars in thousands)             Note   0 - 1 Year     1 - 3 Years     3 - 5 Years     Over 5 Years      maturity         Total
------------------------ -------------- -------------- --------------- --------------- --------------- ---------------- ------------
Deposits without stated maturity   -      $ 1,515,676     $       -        $      -        $      -         $     -      $1,515,676
Certificates of deposit            -          631,668       516,483          67,186          14,574               -       1,229,911
Long-term debt and mandatorily
  redeemable securities            J              265        15,538             226             110           7,098          23,237
Subordinated notes                 L                -            -                -          59,022               -          59,022
Operating leases                   O            2,868         4,141           2,912           2,093               -          12,014
Purchase obligations               -           25,532         3,898           1,534              50               -          31,014
------------------------------ -------- -------------- ---- ---------- ----- --------- ----- --------- ----- ---------- ------------
Total contractual obligations             $ 2,176,009     $ 540,060        $ 71,858        $ 75,849         $ 7,098      $2,870,874
====================================================================================================================================


1st Source routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. 1st Source made a diligent effort to account for such payments and penalties, where applicable. Additionally, where necessary, 1st Source has made reasonable estimates as to certain purchase obligations as of December 31, 2005. Management has used the best information available to make the estimations necessary to value the related purchase obligations. Management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on the liquidity or capital resources of 1st Source.

1st Source also enters into derivative contracts under which 1st Source is required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2005 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for 1st Source's clients. These assets are not included in 1st Source's balance sheet, in accordance with U. S. generally accepted accounting principles.

1st Source is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included in Part II, Item 8, Financial Statements and Supplementary Data -- Note O of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS
-------------------------------

Three Months Ended (Dollars in thousands, except per share amounts)   March 31   June 30    September 30    December 31
-------------------------------------------------------------- ---------------------- ---------- --------------- ------
2005
Interest income                                                       $ 38,796   $  40,843    $ 43,657       $ 45,236
Interest expense                                                        15,192      16,641      18,358         19,913
Net interest income                                                     23,604      24,202      25,299         25,323
(Recovery of) provision for loan and lease losses                         (421)     (3,411)     (1,304)          (719)
Investment securities and other investment gains (losses)                  904           5        (559)             -
Income before income taxes                                              10,046      12,385      14,186         12,760
Net income                                                               6,944       8,227       9,481          9,099
Diluted net income per common share                                       0.33        0.39        0.45           0.43
-------------------------------------------------------------- ---------------------- ---------- --------------- ------
2004
Interest income                                                       $ 38,125   $  37,314    $ 37,220       $ 38,778
Interest expense                                                        12,363      11,980      12,997         15,409
Net interest income                                                     25,762      25,334      24,223         23,369
Provision for loan and lease losses                                        101         482         237           (591)
Investment securities and other investment losses                         (252)        (38)     (3,744)          (685)
Income before income taxes                                               7,338      13,128       2,018         11,617
Net income                                                               5,079       8,718       3,308          7,860
Diluted net income per common share                                       0.24        0.42        0.16           0.37
=======================================================================================================================

Net income was $9.10 million for the fourth quarter of 2005 compared to the $7.86 million of net income reported for the fourth quarter of 2004. Diluted net income per common share for the fourth quarter of 2005 amounted to $0.43, compared to $0.37 per common share reported in the fourth quarter of 2004.

1st Source's recovery of provision for loan and lease losses was $0.72 million in the fourth quarter of 2005 compared to a recovery of provision for loan and lease losses of $0.59 million in the fourth quarter of 2004. 1st Source's reserve for loan and lease losses as of December 31, 2005, was 2.38% of total loans and leases, compared to 2.79% as of December 31, 2004. Net recoveries were $0.87 million for the fourth quarter 2005, compared to net charge-offs of $3.93 million one year ago. The ratio of nonperforming assets to net loans and leases was 0.87% on December 31, 2005, compared to 1.42% on December 31, 2004.

Noninterest income for the fourth quarter of 2005 was $17.57 million, down 2.84% from the fourth quarter of 2004. Lower recoveries of mortgage servicing rights impairment in the fourth quarter of 2005, as compared to the same quarter of 2004, was the predominate factor behind the decrease. Other income and deposit fee income increased marginally during the fourth quarter of 2005.

Noninterest expense for the fourth quarter of 2005 was relatively flat at $30.86 million as compared to the $30.43 million reported for fourth quarter of 2004. Reductions in collection and repossession expense, a decline in professional fees, and lower depreciation expense on leased equipment were the significant factors behind the decrease. These decreases were partially offset by increases in salaries and employee benefits.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk Management.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
---------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of 1st Source Corporation:


We have audited management's assessment, included in the accompanying Report of Management, that 1st Source Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that 1st Source Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flow for each of the three years in the period ended December 31, 2005 and our report dated March 2, 2006 expressed an unqualified opinion thereon.



                                       /s/ Ernst & Young LLP
Chicago, Illinois
March 2, 2006

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of 1st Source Corporation:


We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flow for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1st Source Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.



                                             /s/ Ernst & Young LLP
Chicago, Illinois
March 2, 2006


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------

December 31  (Dollars in thousands)                                                                             2005           2004
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
------
Cash and due from banks                                                                                    $   124,817  $    78,255
Federal funds sold and interest bearing deposits with other banks                                               68,578      220,131
Investment securities, available-for-sale
  (amortized cost of $637,878 and $790,404 at December 31, 2005 and 2004, respectively)                        632,625      789,923
Mortgages held for sale                                                                                         67,224       55,711
Loans and leases, net of unearned discount:
  Commercial and agricultural loans                                                                            453,197      425,018
  Auto, light truck and environmental equipment                                                                310,786      263,637
  Medium and heavy duty truck                                                                                  302,137      267,834
  Aircraft financing                                                                                           459,645      444,481
  Construction equipment financing                                                                             224,230      196,516
  Loans secured by real estate                                                                                 601,077      583,437
  Consumer loans                                                                                               112,359       99,245
------------------------------------------------------------------------------------------------ --------------------- -------------
Total loans and leases                                                                                       2,463,431    2,280,168
Reserve for loan and lease losses                                                                              (58,697)     (63,672)
------------------------------------------------------------------------------------------------ --------------------- -------------
Net loans and leases                                                                                         2,404,734    2,216,496
Equipment owned under operating leases, net                                                                     58,250       47,257
Net premises and equipment                                                                                      37,710       37,314
Accrued income and other assets                                                                                117,339      118,628
------------------------------------------------------------------------------------------------ --------------------- -------------
Total assets                                                                                               $ 3,511,277  $ 3,563,715
====================================================================================================================================
LIABILITIES
-----------
Deposits:
  Noninterest bearing                                                                                      $   393,494  $   378,867
  Interest bearing                                                                                           2,352,093    2,428,136
------------------------------------------------------------------------------------------------ --------------------- -------------
Total deposits                                                                                               2,745,587    2,807,003
------------------------------------------------------------------------------------------------ --------------------- -------------
Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase                                   230,756      216,751
  Other short-term borrowings                                                                                   46,713       82,911
------------------------------------------------------------------------------------------------ --------------------- -------------
Total short-term borrowings                                                                                    277,469      299,662
------------------------------------------------------------------------------------------------ --------------------- -------------
Long-term debt and mandatorily redeemable securities                                                            23,237       17,964
Subordinated notes                                                                                              59,022       59,022
Accrued expenses and other liabilities                                                                          60,386       53,464
------------------------------------------------------------------------------------------------ --------------------- -------------
Total liabilities                                                                                            3,165,701    3,237,115
====================================================================================================================================
SHAREHOLDERS' EQUITY
Preferred stock; no par value
  Authorized 10,000,000 shares; none issued or outstanding                                                           -            -
Common stock; no par value
  Authorized 40,000,000 shares; issued 21,617,073 shares in 2005 and 21,617,057 shares in 2004,
  less unearned shares (236,589 -- 2005 and 236,573 -- 2004)                                                     7,578        7,578
Capital surplus                                                                                                214,001      214,001
Retained earnings                                                                                              139,601      115,830
Cost of common stock in treasury (711,299 shares -- 2005 and 651,257 shares -- 2004)                           (12,364)     (10,512)
Accumulated other comprehensive loss                                                                            (3,240)        (297)
====================================================================================================================================
Total shareholders' equity                                                                                     345,576      326,600
====================================================================================================================================
Total liabilities and shareholders' equity                                                                 $ 3,511,277  $ 3,563,715
====================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
---------------------------------

Year Ended December 31  (Dollars in thousands, except per share data)                           2005            2004           2003
--------------------------------------------------------------------- -------------------------------- ----------------- -----------
Interest income:
  Loans and leases                                                                            $ 147,814     $ 129,059     $ 137,382
  Investment securities, taxable                                                                 14,777        16,361        18,410
  Investment securities, tax-exempt                                                               5,275         5,065         5,614
  Other                                                                                             666           952           916
--------------------------------------------------------------------- -------------------------------- ----------------- -----------
Total interest income                                                                           168,532       151,437       162,322
--------------------------------------------------------------------- -------------------------------- ----------------- -----------
Interest expense:
  Deposits                                                                                       56,341        41,698        49,153
  Short-term borrowings                                                                           8,628         6,079         5,121
  Subordinated notes                                                                              4,008         3,863         3,804
  Long-term debt and mandatorily redeemable securities                                            1,127         1,109           992
--------------------------------------------------------------------- -------------------------------- ----------------- -----------
Total interest expense                                                                           70,104        52,749        59,070
--------------------------------------------------------------------- -------------------------------- ----------------- -----------
Net interest income                                                                              98,428        98,688       103,252
(Recovery of) provision for loan and lease losses                                                (5,855)          229        17,361
------------------------------------------------------------------------------- ------------------------ ---------------- ----------
Net interest income after (recovery of) provision for loan and lease losses                     104,283        98,459        85,891
------------------------------------------------------------------------------- ------------------------ ---------------- ----------
Noninterest income:
  Trust fees                                                                                     12,877        12,361        10,664
  Service charges on deposit accounts                                                            17,775        16,228        15,532
  Mortgage banking income                                                                        10,868         9,553        19,635
  Insurance commissions                                                                           4,133         3,695         3,047
  Equipment rental income                                                                        16,067        18,856        25,448
  Other income                                                                                    6,463         6,759         9,806
  Investment securities and other investment gains (losses)                                         350        (4,719)       (3,936)
------------------------------------------------------------------------------- ------------------------ ---------------- ----------
Total noninterest income                                                                         68,533        62,733        80,196
-------------------------------------------------------------------- ---------------------------------- ---------------- -----------
Noninterest expense:
  Salaries and employee benefits                                                                 69,767        63,083        69,457
  Net occupancy expense                                                                           7,749         7,196         6,881
  Furniture and equipment expense                                                                11,418        10,290        10,363
  Depreciation -- leased equipment                                                               12,895        15,315        19,773
  Professional fees                                                                               3,362         6,563         2,925
  Supplies and communications                                                                     5,462         5,708         6,163
  Business development and marketing expense                                                      3,630         3,613         3,481
  Loan and lease collection and repossession expense                                             (1,094)        4,946         8,112
  Other expense                                                                                  10,250        10,377        11,749
-------------------------------------------------------------------- ---------------------------------- ---------------- -----------
Total noninterest expense                                                                       123,439       127,091       138,904
-------------------------------------------------------------------- ---------------------------------- ---------------- -----------
Income before income taxes                                                                       49,377        34,101        27,183
Income taxes                                                                                     15,626         9,136         8,029
-------------------------------------------------------------------- ---------------------------------- ---------------- -----------
Net income                                                                                    $  33,751     $  24,965     $  19,154
-------------------------------------------------------------------- ---------------------------------- ---------------- -----------
Basic net income per common share                                                             $    1.63     $    1.21     $    0.92
-------------------------------------------------------------------- ---------------------------------- ---------------- -----------
Diluted net income per common share                                                           $    1.61     $    1.19     $    0.91
====================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
                                                                                                                      Accumulated
                                                                                                          Cost of        Other
                                                                                                           Common     Comprehensive
                                                             Common         Capital        Retained        Stock      Income (Loss),
(Dollars in thousands, except per share data)   Total        Stock          Surplus        Earnings     in Treasury       Net
---------------------------------------- ---------------- -------------- ------------- -------------- ------------- ----------------
Balance at January 1, 2003                    $ 309,429       $ 7,579       $ 214,001      $  90,897      $  (7,637)     $ 4,589
------------------------------------------- --------------- ------------- -------------- ---- ---------- --- --------- ----------
Comprehensive income, net of tax:
Net income                                       19,154             -               -         19,154              -            -
  Change in unrealized gains of
    available-for-sale securities, net of tax    (2,234)            -               -              -              -       (2,234)
                                              ---------
Total comprehensive income                       16,920             -               -              -              -            -
Reclass of 399,241 mandatorily
  redeemable shares to liabilities               (5,897)            -               -           (955)        (4,942)           -
Issuance of 205,973 common shares under
  stock based compensation plans, including
  related tax effects                             2,598            (1)              -           (849)         3,448            -
Cost of 39,459 shares of common
  stock acquired for treasury                      (646)            -               -              -           (646)           -
Cash dividends ($.370 per share)                 (7,713)            -               -         (7,713)             -            -
------------------------------------------- --------------- ------------- -------------- ---- ---------- --- --------- ----------
Balance at December 31, 2003                  $ 314,691       $ 7,578       $ 214,001      $ 100,534      $  (9,777)     $ 2,355
Comprehensive income, net of tax:
Net income                                       24,965             -               -         24,965              -            -
  Change in unrealized gains of
    available-for-sale securities, net of tax    (2,652)            -               -              -              -       (2,652)
                                              ---------
Total comprehensive income                       22,313             -               -              -              -            -
Issuance of 227,231 common shares under
  stock based compensation plans, including
  related tax effects                             3,253             -               -           (970)         4,223            -
Cost of 214,295 shares of common
  stock acquired for treasury                    (4,958)            -               -              -         (4,958)           -
Cash dividends ($.420 per share)                 (8,699)                                      (8,699)             -            -
----------------------------------------------- ---------------- ------------- ----------------- ---------------- --- -----------
Balance at December 31, 2004                  $ 326,600       $ 7,578       $ 214,001      $ 115,830      $ (10,512)     $  (297)
Comprehensive income, net of tax:
Net income                                       33,751             -               -         33,751              -            -
  Change in unrealized gains of
    available-for-sale securities, net of tax    (2,943)            -               -              -              -       (2,943)
                                              ---------
Total comprehensive income                       30,808             -               -              -              -            -
Issuance of 51,433 common shares under
  stock based compensation plans, including
  related tax effects                               528             -               -            159            369            -
Cost of 111,475 shares of common
  stock acquired for treasury                    (2,221)            -               -              -         (2,221)           -
Cash dividends ($.490 per share)                (10,139)            -               -        (10,139)             -            -
-------------------------------------------- -------------- ------------ --------------- --------------- ------------- ----------
Balance at December 31, 2005                  $ 345,576       $ 7,578       $ 214,001      $ 139,601      $ (12,364)     $(3,240)
====================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOW
------------------------------------

Year Ended December 31  (Dollars in thousands)                                                 2005         2004         2003
------------------------------------------------------------------------------ ---------- ----------- ---- ---------------------
Operating activities:
  Net income                                                                               $  33,751    $  24,965    $  19,154
  Adjustments to reconcile net income to net cash provided by operating activities:
    (Recovery of) provision for loan losses                                                   (5,855)         229       17,361
    Depreciation of premises and equipment                                                     5,002        4,813        5,090
    Depreciation of equipment owned and leased to others                                      12,895       15,315       19,773
    Amortization of investment security premiums and accretion of discounts, net               4,471        6,553        5,871
    Amortization of mortgage servicing rights                                                  6,782        7,384        8,007
    Mortgage servicing asset impairment (recoveries) charges                                  (2,271)        (275)         581
    Deferred income taxes                                                                     (2,908)       5,346       (2,171)
    Realized investment securities (gains) losses                                               (350)       4,719        3,936
    Change in mortgages held for sale                                                        (11,513)       4,504       86,425
    Change in trading account securities                                                           -            -       13,347
    Change in interest receivable                                                             (1,876)       1,036        1,245
    Change in interest payable                                                                 3,265          490       (3,810)
    Change in other assets                                                                    (1,347)      (1,431)       6,727
    Change in other liabilities                                                                8,391       (8,871)      12,642
    Other                                                                                        827          233        1,839
------------------------------------------------------------------------------ ---------- ----------- ---- ---------------------
Net cash from operating activities                                                            49,264       65,010      196,017
------------------------------------------------------------------------------ ---------- ----------- ---- ---------------------
Investing activities:
  Proceeds from sales and maturities of investment securities                                344,466      233,245       351,747
  Purchases of investment securities                                                        (196,061)    (274,976)    (481,565)
  Net change in short-term investments                                                       151,552     (218,776)      80,526
  Loans sold or participated to others                                                           286         (557)      52,158
  Net change in loans and leases                                                            (182,668)     (35,908)    (110,241)
  Net change in equipment owned under operating leases                                       (23,887)       7,732        3,815
  Purchases of premises and equipment                                                         (5,858)      (3,736)      (2,072)
---------------------------------------------------------------------- ------------------------------ ------------- ------------
Net cash from (used in) investing activities                                                  87,830     (292,976)    (105,632)
---------------------------------------------------------------------- ------------------------------ ------------- ------------
Financing activities:
  Net change in demand deposits, NOW accounts and savings accounts                          (132,699)     309,534      (39,210)
  Net change in certificates of deposits                                                      71,284       10,254     (186,480)
  Net change in short-term borrowings                                                        (22,193)    (110,497)     130,175
  Proceeds from issuance of long-term debt                                                     5,368        1,357        2,344
  Proceeds from issuance of subordinated notes                                                     -       30,929            -
  Payments on subordinated notes                                                                   -      (28,351)           -
  Payments on long-term debt                                                                    (274)      (6,224)      (2,484)
  Net proceeds from issuance of treasury stock                                                   528        3,253        2,598
  Acquisition of treasury stock                                                               (2,221)      (4,958)        (646)
  Cash dividends                                                                             (10,325)      (8,863)      (7,789)
-------------------------------------------------------------------------- -------------------------- ------------- ------------
Net cash (used in) from financing activities                                                 (90,532)      196,434    (101,492)
-------------------------------------------------------------------------- -------------------------- ------------- ------------
Net change in cash and cash equivalents                                                       46,562      (31,532)     (11,107)
-------------------------------------------------------------------------- -------------------------- ------------- ------------
Cash and cash equivalents, beginning of year                                                  78,255      109,787      120,894
--------------------------------------------------------------- ------------------------------------- ------------- ------------
Cash and cash equivalents, end of year                                                     $ 124,817    $  78,255    $ 109,787
--------------------------------------------------------------- ------------------------------------- ------------- ------------
Supplemental Information:
  Cash paid for:
    Interest                                                                               $  66,839    $  52,259    $  62,880
    Income taxes                                                                              12,002        6,216        2,655
================================================================================================================================

The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note A -- Accounting Policies

The principal line of business of 1st Source and subsidiaries is banking and closely related activities. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION -- The financial statements consolidate 1st Source and its subsidiaries (principally the Bank and Trustcorp). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note S, investments in subsidiaries are carried at 1st Source's equity in the underlying net assets.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- Financial statements prepared in accordance with U. S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOW -- For purposes of the consolidated and parent company only statements of cash flows, 1st Source considers cash and due from banks as cash and cash equivalents.

SECURITIES -- Securities that 1st Source has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. 1st Source currently holds no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

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

LOANS AND LEASES -- Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Interest income is accrued as earned based on unpaid principal balances. Origination fees and direct loan and lease origination costs are deferred and the net amount amortized to interest income over the estimated life of the related loan or lease. Loan commitment fees are deferred and amortized into other income over the commitment period. At December 31, 2005 and 2004, net deferred loan and lease costs were $5.66 million and $4.61 million, respectively.

Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income of direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, except for residential mortgage loans and consumer loans that are well secured and in the process of collection. Residential mortgage loans are placed in nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan and lease losses. However, in some cases, management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. When a loan or lease is classified as nonaccrual and the future collectibility of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding.

A loan or lease is considered impaired, based on current information and events, if it is probable that 1st Source will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis.

1st Source, through its subsidiary Trustcorp, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow 1st Source to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At 1st Source's option, and without GNMA's prior authorization, 1st Source may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Under Statements of Financial Accounting Standards (SFAS) No. 140, once 1st Source has the unconditional ability to repurchase a delinquent loan, 1st Source is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of 1st Source's intent to repurchase the loan. At December 31, 2005 and 2004, residential real estate portfolio loans included $18.09 million and $19.31 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.

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

As part of mortgage banking operations, 1st Source enters into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding ("rate lock commitments"). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under 1st Source's risk management policy, these fair values are hedged primarily by selling forward contracts on agency securities. The rate lock commitments on mortgage loans intended to be sold and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings. The fair value of rate lock commitments is determined using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The benefit of servicing rights inherent in the loans underlying the rate lock commitments is not recognized until these loans are funded and sold.

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

Pooled loans and leases are smaller credits and are homogenous in nature, such as consumer credits and residential mortgages. Pooled loan and lease loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions, and projected trends in the geographic markets which 1st Source serves.

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

Loans and leases, which are deemed uncollectible, are charged off and deducted from the reserve, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan and lease losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

EQUIPMENT OWNED UNDER OPERATING LEASES -- 1st Source finances various types of construction equipment, medium and heavy duty trucks, and automobiles under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination.

OTHER REAL ESTATE -- Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the reserve for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2005 and 2004, other real estate had carrying values of $0.96 million and $1.88 million, respectively.

REPOSSESSED ASSETS -- Repossessed assets consist of specialty finance equipment, including aircraft, construction equipment, and vehicles acquired through foreclosure or in lieu of foreclosure. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. 1st Source estimates fair value based on the best estimate of an orderly liquidation value. Valuation resources typically include vehicle and equipment dealers, valuation guides, and other third parties, including appraisers. At the time of foreclosure, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent write-downs are included in noninterest expense. Gains or losses not previously recognized resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $4.28 million and $4.38 million, as of December 31, 2005 and 2004, respectively.

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

GOODWILL AND INTANGIBLES -- Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of 1st Source's other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding seven years. 1st Source performed the required annual impairment test of goodwill during the first quarter of 2005 and determined that no impairment exists.

VENTURE CAPITAL INVESTMENT -- Venture capital investments in partnerships are carried at estimated fair value with changes in fair value recognized in investment securities and other investment (losses) gains. The fair values of publicly traded investments in these partnerships are determined using quoted market prices. For other investments in these partnerships, fair value is determined by the General Partner. All valuations are approved by the Valuation Committee of the Advisory Board of the Partnership. Venture capital investments in partnerships are included in other assets on the balance sheet. The balances as of December 31, 2005 and 2004 were $4.75 million and $2.74 million, respectively.

SHORT-TERM BORROWINGS -- 1st Source's short-term borrowings consist of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, U.S. Treasury demand notes, Federal Home Loan Bank notes, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within one to 365 days of the transaction date. Commercial paper matures within seven to 270 days. Other short-term borrowings on the balance sheet includes 1st Source's liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.

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

NET INCOME PER COMMON SHARE -- Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, which were as follows (in thousands): 2005, 20,686; 2004, 20,709; and 2003, 20,859. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options. The weighted-average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 2005, 20,957; 2004, 20,985; and 2003, 21,150.

At December 31, 2005, the company had six stock-based employee compensation plans, which are described more fully in Note K. These include two stock option plans, a stock option agreement, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan. 1st Source accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Stock-based employee compensation cost under the Executive Incentive Plan and the Restricted Stock Award Plan is reflected in net income. No stock-based employee compensation cost for the stock option plans, the stock option agreement, or the Employee Stock Purchase Plan is reflected in net income. All options granted under the stock option plans and the stock option agreement had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted under the Employee Stock Purchase Plan had an exercise price based on the market value of the underlying common stock on the date of grant as described more fully in Note
K. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


Year Ended December 31  (Dollars in thousands, except per share data)                   2005                  2004             2003
-------------------------------------------------------------------------------- -------------------- ----------------- ------------
Net income, as reported                                                                $ 33,751            $ 24,965        $ 19,154
Add:
  Stock-based employee compensation expense included in reported net income,
    net of related tax effects                                                            2,875               1,392           1,360
Deduct:
  Stock-based employee compensation expense determined under fair value based
    method for all awards, net of related tax effects                                    (2,998)             (1,586)         (1,593)
-------------------------------------------------------------------------------- -------------------- ----------------- ------------
Pro forma net income                                                                   $ 33,628            $ 24,771        $ 18,921
-------------------------------------------------------------------------------- -------------------- ----------------- ------------
Earnings per share:
Basic -- as reported                                                                   $   1.63            $   1.21        $   0.92
Basic -- pro forma                                                                     $   1.63            $   1.20        $   0.91
-------------------------------------------------------------------------------- -------------------- ----------------- ------------
Diluted -- as reported                                                                 $   1.61            $   1.19        $   0.91
Diluted -- pro forma                                                                   $   1.61            $   1.18        $   0.90
====================================================================================================================================


SEGMENT INFORMATION -- It is management's opinion that 1st Source has two principal business segments, namely: commercial banking (conducted through its wholly-owned subsidiary, 1st Source Bank) and mortgage banking (conducted through its wholly-owned subsidiary, Trustcorp). While 1st Source's chief decision makers monitor the revenue streams of various products and services, the identifiable segments' operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of 1st Source's financial service operations are considered by management to be aggregated in one reportable operating segment.

DERIVATIVE FINANCIAL INSTRUMENTS -- 1st Source occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. Under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments are recorded on the balance sheet, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders' equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Deferred gains and losses from derivatives that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Note B -- Recent Accounting Pronouncements

MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT: In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) SFAS No. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," and supercedes Emerging Issues Task Force
(EITF) Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP is required to be applied to reporting periods beginning after December 15, 2005. The issuance of this FSP is not expected to have a material impact on the financial condition, the results of operations, or liquidity of 1st Source.

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

EXCHANGES OF NONMONETARY ASSETS: In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material effect on the financial condition, the results of operations or liquidity of 1st Source.

ACCOUNTING FOR STOCK-BASED COMPENSATION: On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. 1st Source will adopt SFAS No. 123(R) on January 1, 2006.

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

1st Source will utilize the modified prospective method upon adoption of SFAS No. 123(R).

As permitted by SFAS No. 123, 1st Source currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method. Under the terms of the Executive Incentive Plan and Restricted Stock Award Plan, 1st Source recognizes the entire share-based compensation cost in net income at the grant date. 1st Source recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method could have a significant impact on 1st Source's results of operations, although 1st Source expects the adoption will have minimal impact on 1st Source's overall financial position. 1st Source is still calculating the impact of adoption of SFAS No. 123(R), including the result of recognizing share-based compensation cost for the awards granted under the Executive Incentive Plan and Restricted Stock Award Plan over the "requisite service period" as defined in SFAS No. 123(R) and estimating forfeitures. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While 1st Source cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0, $1.09 million, and $0 in 2005, 2004, and 2003, respectively.

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


Note C -- Investment Securities

Investment securities available-for-sale were as follows:

                                                                        Amortized            Gross            Gross
(Dollars in thousands)                                                    Cost        Unrealized Gains Unrealized Losses  Fair Value
--------------------------------------------------------- -------------------------- ----- ---------- ----------------- ------------
December 31, 2005
U.S. Treasury and government agencies securities                        $ 357,754        $      -         $ (5,543)       $ 352,211
States and political subdivisions                                         179,797              80           (2,144)         177,733
Mortgage-backed securities                                                 58,039             162             (849)          57,352
Other securities                                                           42,288           3,307             (266)          45,329
---------------------------------------------------------- -------------------------- ---------------- ----------------- -----------
Total investment securities                                             $ 637,878        $  3,549         $ (8,802)       $ 632,625
---------------------------------------------------------- -------------------------- ---------------- ----------------- -----------
December 31, 2004
U.S. Treasury and government agencies securities                        $ 498,507        $     70         $ (4,424)       $ 494,153
States and political subdivisions                                         171,338           1,496             (318)         172,516
Mortgage-backed securities                                                 54,442             412             (353)          54,501
Other securities                                                           66,117           2,821             (185)          68,753
---------------------------------------------------------- -------------------------- ---------------- ----------------- -----------
Total investment securities                                             $ 790,404        $  4,799         $ (5,280)       $ 789,923
====================================================================================================================================

The contractual maturities of investments in securities available-for-sale at December 31, 2005, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized
(Dollars in thousands)                           Cost      Fair Value
-------------------------------------------------------- ------------
Due in one year or less                        $ 251,770    $ 250,282
Due after one year through five years            260,095      254,009
Due after five years through ten years            26,336       26,121
Due after ten years                                3,500        3,500
Mortgage-backed securities                        58,039       57,352
Equity securities                                 38,138       41,361
-------------------------------------------------------- ------------
Total securities                               $ 637,878    $ 632,625
=====================================================================

At December 31, 2005, the mortgage-backed securities held by 1st Source consisted primarily of FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government. At December 31, 2005, other securities held by 1st Source consisted primarily of FNMA and FHLMC preferred securities and FHLB securities.

Gross losses of $0.64 million, $4.62 million, and $3.03 million and gross gains of $0.17 million, $0.15 million and $0.01 million were recognized on investment securities available-for-sale, in 2005, 2004, and 2003, respectively. The gross losses in 2005 and 2004 include $0.61 million and $4.58 million, respectively, in other-than-temporary impairment on preferred stock issued by the FNMA and the FHLMC. The gross loss in 2003 includes $2.99 million of impairment charges on the securitization retained interest. Realized and unrealized gains and (losses) on trading securities were $0, ($0.04) million, and $0.60 million in 2005, 2004 and 2003, respectively. There were no trading securities outstanding at December 31, 2005 or 2004.

The following tables summarize 1st Source's gross unrealized losses and fair value by investment category and age:


                                                    Less than 12 Months      12 months or Longer               Total
                                                    -------------------      -------------------               -----
                                                    Fair     Unrealized      Fair     Unrealized         Fair          Unrealized
(Dollars in thousands)                              Value      Losses        Value      Losses           Value           Losses
----------------------------------------------- ------------ -------------- --------------- -------------- -------------- ----------
December 31, 2005
U.S. Treasury and government agencies securities  $  76,363    $   (153)     $ 255,799    $ (5,390)      $ 332,162    $ (5,543)
States and political subdivisions                    99,320      (1,105)        48,301      (1,039)        147,621      (2,144)
Mortgage-backed securities                           22,175        (344)        15,766        (505)         37,941        (849)
Other securities                                      3,409         (84)         3,369        (182)          6,778        (266)
----------------------------------------------- ------------ -------------- --------------- -------------- -------------- ----------
Total temporarily impaired securities             $ 201,267    $ (1,686)     $ 323,235    $ (7,116)      $ 524,502    $ (8,802)
------------------------------------------------ ------------ -------------- --------------- -------------- -------------- ---------
December 31, 2004
U.S. Treasury and government agencies securities  $ 443,597    $ (3,419)     $  40,487    $ (1,005)      $ 484,084    $ (4,424)
States and political subdivisions                    51,784        (301)         1,136         (17)         52,920        (318)
Mortgage-backed securities                           10,937         (68)        19,798        (285)         30,735        (353)
Other securities                                      5,827         (44)         3,409        (141)          9,236        (185)
------------------------------------------------ ------------ -------------- --------------- -------------- -------------- ---------
Total temporarily impaired securities             $ 512,145    $ (3,832)     $  64,830    $ (1,448)      $ 576,975    $ (5,280)
====================================================================================================================================

At December 31, 2005, 1st Source did not believe any individual unrealized loss represented other-than-temporary impairment. The unrealized losses were primarily attributable to changes in interest rates. 1st Source had both the intent and the ability to hold these securities for a time necessary to recover the amortized cost.

At December 31, 2005 and 2004, investment securities with carrying values of $318.51 million and $285.06 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note D -- Loans and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2005 and 2004, and totaled $2.46 billion and $2.28 billion, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated balance sheet.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2005 and 2004, follows:

(Dollars in thousands)                                  2005          2004
-------------------------------------------------------------- --------------
Direct finance leases                                 $ 155,737     $ 188,244
--------------------------------------------------------------- -------------
  Rentals receivable                                     99,276       130,930
  Estimated residual value of leased assets              56,461        57,314
--------------------------------------------------------------- -------------
  Gross investment in lease financing                   155,737       188,244
  Unearned income                                       (12,826)      (17,219)
--------------------------------------------------------------- -------------
Net investment in lease financing                     $ 142,911     $ 171,025
=============================================================================

At December 31, 2005, the minimum future lease payments receivable for each of the years 2006 through 2010 were $36.77 million, $26.49 million, $17.86 million, $10.91 million, and $5.42 million, respectively.

1st Source and its subsidiaries have extended, and expect to extend in the future, loans to officers, directors, and principal holders of equity securities of 1st Source and its subsidiaries and to their associates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $17.48 million and $23.44 million at December 31, 2005 and 2004, respectively. During 2005, $17.31 million of new loans were made and repayments and other reductions totaled $23.27 million.

Note E -- Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses for each of the three years ended December 31 are shown below.

(Dollars in thousands)                                   2005           2004        2003
--------------------------------------------------------------- -------------- ------------
Balance, beginning of year                             $ 63,672      $ 70,045    $ 59,218
(Recovery of) provision for loan and lease losses        (5,855)          229      17,361
Charge-offs                                              (5,572)      (14,681)    (17,538)
Recoveries                                                6,452         8,079       4,181
Reserves acquired in acquisitions                             -             -       6,823
--------------------------------------------------------------- -------------- ------------
Balance, end of year                                   $ 58,697      $ 63,672    $ 70,045
===========================================================================================

At December 31, 2005 and 2004, nonaccrual and restructured loans and leases, substantially all of which are collateralized, were $16.55 million and $25.25 million, respectively. Interest income for the years ended December 31, 2005, 2004, and 2003, would have increased by approximately $1.38 million, $2.27 million, and $2.64 million, respectively, if these loans and leases had earned interest at their full contract rate.

As of December 31, 2005 and 2004, impaired loans and leases totaled $18.53 million and $47.22 million, respectively, of which $3.10 million and $22.30 million had corresponding specific reserves for loan and lease losses totaling $3.03 million and $10.43 million, respectively. The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them. As of December 31, 2005, a total of $12.62 million of the impaired loans and leases were nonaccrual loans and leases. For 2005, 2004, and 2003 the average recorded investment in impaired loans and leases was $29.39 million, $53.21 million and $60.36 million, respectively, and interest income recognized on impaired loans and leases totaled $1.04 million, $2.65 million, and $2.63 million, respectively.

Note F -- Operating Leases

1st Source finances various types of construction equipment, medium and heavy duty trucks, automobiles, and miscellaneous production equipment under leases principally classified as operating leases. These operating leases are reported at cost, net of accumulated depreciation. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term, typically from three to seven years. These operating lease assets are recorded net of accumulated depreciation in the consolidated balance sheet. Rental income is earned by 1st Source on the operating lease assets and reported as noninterest income. These operating lease assets are depreciated over the term of the lease to the estimated fair value of the asset at the end of the lease. The depreciation of these operating lease assets is reported as a component of noninterest expense. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to 1st Source.

Operating lease equipment at December 31, 2005 and 2004, was $58.25 million and $47.26 million, respectively, net of accumulated depreciation of $29.79 million and $35.37 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2005, totaled $44.23 million, of which $14.35 million is due in 2006, $10.13 million in 2007, $8.11 million in 2008, $6.43 million in 2009, $3.66 million in 2010, $1.06 million in 2011, and $0.49 million in 2012.
Depreciation expense related to operating lease equipment for the year ended December 31, 2005 was $12.90 million.

Note G -- Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)                            2005         2004
-------------------------------------------------------- ------------
Land                                           $  6,884     $  6,719
Buildings and improvements                       42,616       40,905
Furniture and equipment                          33,205       32,476
-------------------------------------------------------- ------------
Total premises and equipment                     82,705       80,100
Accumulated depreciation and amortization       (44,995)     (42,786)
-------------------------------------------------------- ------------
Net premises and equipment                     $ 37,710     $ 37,314
=====================================================================

Depreciation and amortization of properties and equipment totaled $5.00 million in 2005, $4.81 million in 2004, and $5.09 million in 2003.

Note H -- Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.54 billion at December 31, 2005, compared to $1.91 billion at December 31, 2004, and $2.06 billion at December 31, 2003.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

Year Ended December 31  (Dollars in thousands)                                                                  2005            2004
------------------------------------------------------------------------------------ --------------------------------- -------------
Mortgage servicing assets:
  Balance at beginning of period                                                                              $ 23,715     $ 27,601
  Additions                                                                                                     10,012        9,985
  Amortization                                                                                                  (6,782)      (7,384)
  Application of valuation allowance to directly write-down servicing assets                                         -         (700)
  Sales                                                                                                         (7,552)      (5,787)
------------------------------------------------------------------------------------- --------------------------------- ------------
Carrying value before valuation allowance at end of period                                                      19,393       23,715
------------------------------------------------------------------------------------- --------------------------------- ------------
Valuation allowance:
  Balance at beginning of period                                                                                (2,301)      (3,276)
  Impairment recoveries                                                                                          2,271          275
  Application of valuation allowance to directly write-down servicing assets                                         -          700
------------------------------------------------------------------------------------- --------------------------------- ------------
Balance at end of period                                                                                      $    (30)    $ (2,301)
------------------------------------------------------------------------------------- --------------------------------- ------------
Net carrying value of mortgage servicing assets at end of period                                              $ 19,363     $ 21,414
------------------------------------------------------------------------------------- --------------------------------- ------------
Fair value of mortgage servicing assets at end of period                                                      $ 23,967     $ 23,521
====================================================================================================================================

Mortgage servicing assets are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the mortgage servicing assets exceeds the fair value and the impairment is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. During 2005, management determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2005, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $4.60 million. This difference represents increases in the fair value of certain mortgage servicing assets accounted for under SFAS No. 140 that could not be recorded above cost basis.

The key economic assumptions used to estimate the value of mortgage servicing rights follow:

Year Ended December 31  (Dollars in thousands)      2005        2004
----------------------------------------------------------------------
Expected weighted-average life (in years)           3.01        3.10
Weighted-average constant prepayment rate (CPR)    12.66 %     20.16 %
Weighted-average discount rate                      8.71 %      8.68 %
======================================================================

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $21.04 million and $37.96 million at December 31, 2005 and December 31, 2004, respectively.

Note I -- Intangible Assets and Goodwill

At December 31, 2005, intangible assets consisted of goodwill of $18.85 million and other intangible assets of $2.53 million, net of accumulated amortization of $10.43 million. At December 31, 2004, intangible assets consisted of goodwill of $18.85 million and other intangible assets of $4.74 million, net of accumulated amortization of $7.77 million. Intangible asset amortization was $2.66 million, $2.63 million, and $2.75 million for 2005, 2004, and 2003, respectively. Amortization on other intangible assets is expected to total $1.91 million, $0.21 million, $0.11 million, and $0.11 million in 2006, 2007, 2008, and 2009, respectively.

A summary of core deposit intangible and other intangible assets follows:

Year Ended December 31 (Dollars in thousands)     2005           2004
-------------------------------------------------------- --------------
Core deposit intangibles:
  Gross carrying amount                         $ 5,762        $ 5,307
  Less: accumulated amortization                 (4,260)        (3,244)
-------------------------------------------------------- --------------
Net carrying amount                             $ 1,502        $ 2,063
-------------------------------------------------------- --------------
Other intangibles:
  Gross carrying amount                         $ 7,201        $ 7,201
  Less: accumulated amortization                 (6,174)        (4,527)
-------------------------------------------------------- --------------
Net carrying amount                             $ 1,027        $ 2,674
=======================================================================

Note J -- Long-Term Debt and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2005 and 2004, are as follows:

(Dollars in thousands)                                               2005               2004
--------------------------------------------------------------- ---------------- ------------
Term loan                                                          $ 10,000         $ 10,000
Federal Home Loan Bank borrowings (4.79%-6.98%)                       5,989            1,008
Mandatorily redeemable securities                                     6,273            6,093
Other long-term debt                                                    975              863
--------------------------------------------------------------- ---------------- ------------
Total long-term debt and mandatorily redeemable securities         $ 23,237         $ 17,964
=============================================================================================

Annual maturities of long-term debt outstanding at December 31, 2005, for the next five years beginning in 2006, are as follows (in thousands): $265; $10,304; $5,234; $226; and $110.

At December 31, 2005, the $10.00 million term loan bore a fixed interest rate of 4.76%. Interest is payable quarterly with principal due at the October 31, 2007, maturity. The Term Loan Agreement contains, among other provisions, certain covenants relating to existence and mergers, capital structure, and financial requirements.

At December 31, 2005, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of five fixed rate notes with maturities ranging from 2006 to 2022. These notes were collateralized by $9.58 million of certain real estate loans and $5.00 million of investment securities.

Mandatorily redeemable securities as of December 31, 2005, of $6.27 million reflected the "book value" shares under the 1st Source Executive Incentive Plan. See "Executive Incentive Plan" section of Note K for additional information on this plan. Dividends paid on these shares and increases in book value per share are recorded as other interest expense. Total interest expense recorded for 2005 and 2004 was $0.54 million and $0.38 million, respectively.

Note K -- Common Stock

1st Source has adopted SFAS No. 123 on a disclosure basis only. The disclosure requirements include reporting the pro forma effect on net income and net income per share of compensation expense attributable to the fair value of stock options and other stock-based compensation which have been issued to employees under the Stock Option Plans and the Employee Stock Purchase Plan. 1st Source is following APB No. 25 in accounting for these plans. In addition, the Executive Incentive Plan (including annual and special long-term awards) and the Restricted Stock Award Plan are also accounted for under the provisions of APB No. 25. Compensation cost charged against income for these plans was $4.66 million, $2.26 million, and $2.19 million for the years ended December 31, 2005, 2004, and 2003, respectively.

STOCK OPTION PLANS -- 1st Source's incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and the 2001 Stock Option Plan (the "2001 Plan"). As of December 31, 2005, an aggregate 2,445,291 shares of common stock were reserved for issuance under the above plans. Under the 2001 Plan, the exercise price of each option equals the market price of 1st Source stock on the date of grant, and an option's term is ten years, except for reload options, which are given the remaining term of the original grant. Options under the 2001 Plan vest in one to eight years from date of grant. Options are granted on a discretionary basis by the Executive Compensation and Human Resources Committee (the "Committee") of the 1st Source Board of Directors.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the option pricing model for options granted in 2003 (no options were granted in 2004 or 2005): a risk-free interest rate of 3.39%; an expected dividend yield of 2.32%; an expected volatility factor of 37.02%; and an expected option life of 6.39 years. The weighted-average grant date fair value of options granted in 2003 was $4.94.

The following table is a summary of the activity with respect to 1st Source's stock option plans for the years ended December 31, 2003, 2004 and 2005:

                                               Number of       Weighted-Average
                                                Shares          Exercise Price
------------------------------------------------------------- ------------------
Options outstanding, January 1, 2003            828,082             $ 20.33
------------------------------------------------------------- ------------------
Options granted                                  20,000               13.24
Options exercised                               (71,528)               8.71
Options forfeited                                (4,235)              19.24
------------------------------------------------------------- ------------------
Options outstanding, December 31, 2003          772,319               21.23
--------------------------------------------------------------- ----------------
Options granted                                       -                   -
Options exercised                              (207,753)               8.39
Options forfeited                                (3,027)              24.00
--------------------------------------------------------------- ----------------
Options outstanding, December 31, 2004          561,539               25.97
--------------------------------------------------------------- ----------------
Options granted                                       -                   -
Options exercised                               (27,019)              12.44
Options forfeited                                (6,481)              29.93
--------------------------------------------------------------- ----------------
Options outstanding, December 31, 2005          528,039               26.61
--------------------------------------------------------------- ----------------
Options exercisable, December 31, 2005          504,706             $ 27.07
================================================================================

The following table summarizes information about stock options outstanding at December 31, 2005:


                                                 Options Outstanding                               Options Exercisable
                              ----------------- ---------------------- ---------------------- ------------- ----------------
                                                  Weighted-Average
                                     Number of  Remaining Contractual     Weighted-Average       Number of  Weighted-Average
Range of Exercise Prices                Shares      Life (Years)          Exercise Price          Shares    Exercise Price
----------------------------- ----------------- ---------------------- ---------------------- ------------- ----------------
$ 12.44 to $ 19.99                     109,938          3.09                 $ 14.48               94,938     $ 14.68
$ 20.00 to $ 29.99                      65,793          4.59                   22.74               57,460       22.71
$ 30.00 to $ 31.99                     352,308          2.55                   31.12              352,308       31.12
============================================================================================================================

EMPLOYEE STOCK PURCHASE PLAN -- 1st Source also has an employee stock purchase plan for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price for the 2005, 2004, and 2003 offerings were $21.84 (2.02%), $22.38 (3.69%), and $16.47
(4.96%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2005 and runs through May 31, 2007, with $302,253 in stock value to be purchased at $21.84 per share. The fair value of the employees' purchase rights for the 2005, 2004, and 2003 offerings was estimated using the Black-Scholes model. The following assumptions were used in the model in each of the last three years: a risk-free interest rate of 3.40% for 2005; 2.52% for 2004; and 1.38% for 2003; an expected dividend yield of 2.17% for 2005; 1.66% for 2004; and 2.72% for 2003; an expected volatility factor of 27.49% for 2005; 44.20% for 2004; and 49.56% for 2003; and an expected life of
2.00 years for 2005, 2004, and 2003. The fair value for shares offered in 2005, 2004, and 2003 was $3.44, $5.81, and $4.61, respectively.

Pro forma net income and diluted net income per common share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123 for the stock option and employee stock purchase plans, are as follows:

                                         2005            2004          2003
------------------------------------------------------------------------ ---
Net income (dollars in thousands):
  As reported                           $ 33,751      $ 24,965      $ 19,154
  Proforma                                33,628        24,771        18,921

------------------------------------------------------------------------ ---
Diluted net income per common share:
  As reported                           $   1.61      $   1.19      $   0.91
  Proforma                              $   1.61      $   1.18      $   0.90
============================================================================

EXECUTIVE INCENTIVE PLAN -- 1st Source's Executive Incentive Plan is also administered by the Committee. Awards under the plan include "book value" shares of common stock. These shares are awarded annually based on weighted performance criteria and vest over a period of five years. The plan shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. Grants under the plan for 2005, 2004, and 2003 are summarized as follows:

                                                 2005        2004      2003
----------------------------------------------------------------------------
Number of shares                                65,418      31,973    13,776
Weighted-average grant-date fair value          $15.76      $15.19    $14.77
============================================================================


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

RESTRICTED STOCK AWARD PLAN -- 1st Source also has a restricted stock award plan for key employees. Awards under the plan are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the plan vest over a five to ten-year period and vesting is based upon meeting certain criteria, including continued employment by 1st Source. Grants under the plan for 2005, 2004, and 2003 are summarized below:

                                                 2005        2004      2003
----------------------------------------------------------------------------
Number of shares                                10,918       2,000    15,158
Weighted-average grant-date fair value          $22.24      $20.84    $19.37
============================================================================

Note L --Subordinated Notes

As of December 31, 2005, 1st Source sponsored three trusts, 1st Source Capital Trust II, III and IV (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust.

Distributions on the capital securities issued by Capital Trust II, III and IV are payable quarterly at a rate per annum equal to the interest rate being earned by the Capital Trust on the subordinated notes held by that Capital Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated notes. 1st Source has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The capital securities held by the Capital Trusts qualify as Tier 1 capital for 1st Source under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These new rules have no impact on 1st Source's Tier 1 capital.

The subordinated notes are summarized as follows, at December 31, 2005:

                                             Amount of       Interest   Maturity
(Dollars in thousands)                   Subordinated Notes    Rate       Date
--------------------------------------------------------------------------------
March 1997 issuance-floating rate            $ 17,784          6.26%    03/31/27
November 2002 issuance-floating rate           10,310          6.95%    11/15/32
September 2004 issuance-fixed rate             30,928          7.66%    12/15/34
--------------------------------------------------------------------------------
Total                                        $ 59,022
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

The defined contribution profit sharing and savings plan allows eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. 1st Source is required under the plan to match 100% of participant contributions up to 4% of compensation and one-half of any additional participant contributions up to 6% of compensation, provided that 1st Source is profitable for the respective plan year. 1st Source may also make discretionary contributions to the plan, depending on its profitability. Contribution expense for this plan for the years ended December 31, 2005, 2004, and 2003, amounted to $2.21 million, $1.65 million, and $1.99 million, respectively.

Contributions to the defined contribution money purchase pension plan are based on 2% of participants' eligible compensation. For the years ended December 31, 2005, 2004, and 2003, total pension expense for this plan amounted to $0.86 million, $0.72 million, and $0.87 million, respectively.

Trustcorp contributes to a defined contribution plan for all of its employees who meet the general eligibility requirements of the plan. Contribution expense for this plan for the years ended December 31, 2005, 2004, and 2003, amounted to $0.14 million, $0.13 million, and $0.16 million, respectively.

In addition to the 1st Source Profit Sharing Plan, 1st Source provides certain health care and life insurance benefits for substantially all of its retired employees. All of 1st Source's full-time employees become eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. The medical plan pays a stated percentage of eligible medical expenses reduced for any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and life insurance is $3,000.

1st Source's net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 amounted to $0.33 million, $0.10 million, and ($0.34) million, respectively. 1st Source's accrued postretirement benefit cost was not material at December 31, 2005, 2004 and 2003.

Note N -- Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)      2005         2004       2003
--------------------------------------------------------------------------------
Current:
  Federal                                      $ 16,625      $ 2,920    $ 9,226
  State                                           1,909          870      2,315
--------------------------------------------------------------------------------
Total current                                    18,534        3,790     11,541
--------------------------------------------------------------------------------
Deferred:
  Federal                                        (2,644)       4,610     (2,697)
  State                                            (264)         736       (815)
--------------------------------------------------------------------------------
Total deferred                                   (2,908)       5,346     (3,512)
--------------------------------------------------------------------------------
Total provision                                $ 15,626      $ 9,136    $ 8,029
================================================================================

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:


                                                                    2005                    2004                      2003
                                                                      Percent of               Percent of                Percent of
                                                                        Pretax                  Pretax                     Pretax
Year Ended December 31  (Dollars in thousands)                 Amount   Income        Amount    Income          Amount     Income
---------------------------------------------------- ------------------ ------ ----- ------------- ------------------------ --------
Statutory federal income tax                                  $ 17,282   35.0%       $ 11,935    35.0%         $ 9,514     35.0%
(Decrease) increase in income taxes resulting from:
  Tax-exempt interest income                                    (1,749)  (3.5)         (1,782)   (5.2)           (1,969)   (7.3)
  State taxes, net of federal income tax benefit                 1,069    2.2           1,044     3.1               975     3.6
  Dividends received deduction                                    (188)  (0.4)         (1,607)   (4.7)              (48)   (0.2)
  Other                                                           (788)  (1.6)           (454)   (1.4)             (443)   (1.6)
---------------------------------------------------- ------------------ ------ ----- ------------- ------------------------ --------
Total                                                         $ 15,626   31.7%       $  9,136    26.8%         $ 8,029     29.5%
====================================================================================================================================

The tax expense (benefit) applicable to securities gains and losses for the years 2005, 2004 and 2003 was $134,000, $(1,808,000) and $(1,508,000),
respectively.

Deferred tax assets and liabilities as of December 31, 2005 and 2004 consisted of the following:



Year Ended December 31 (Dollars in thousands)                                      2005        2004
----------------------------------------------------------------------------------------- -----------
Deferred tax assets:
  Reserve for loan and lease losses                                             $ 23,060    $ 26,396
  Accruals for employee benefits                                                   5,120       3,680
  Net unrealized losses on securities available-for-sale                           2,013         184
  Securities valuation reserve                                                     1,150        (134)
  Alternative minimum tax                                                              -       2,567
  Other                                                                            1,010       1,637
----------------------------------------------------------------------------------------- -----------
Total deferred tax assets                                                         32,353      34,330
----------------------------------------------------------------------------------------- -----------
Deferred tax liabilities:
  Differing depreciable bases in premises and leased equipment                    34,433      40,141
  Mortgage servicing                                                               7,534       8,278
  Differing bases in assets related to acquisitions                                  959       1,734
  Other                                                                            2,732       2,219
----------------------------------------------------------------------------------------- -----------
Total deferred tax liabilities                                                    45,658      52,372
----------------------------------------------------------------------------------------- -----------
Net deferred tax liability                                                      $ 13,305    $ 18,042
=====================================================================================================

Note 0 -- Contingent  Liabilities,  Commitments,  and Financial Instruments with
            Off-Balance-Sheet Risk

CONTINGENT LIABILITIES --1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on 1st Source's consolidated financial position or results of operation.

COMMITMENTS -- 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. In 1982, 1st Source sold the headquarters building and entered into a leaseback agreement with the purchaser. At December 31, 2005, the remaining term of the lease was six years with options to renew for up to 15 additional years. Approximately 30% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately, $2.87 million in 2006, $2.25 million in 2007, $1.89 million in 2008, $1.63 million in 2009, $1.28 million in 2010, and $2.09 million, thereafter. As of December 31, 2005, future minimum rentals to be received under noncancellable subleases totaled $3.43 million.

Rental expense of office premises and equipment and related sublease income were as follows:


Year Ended December 31  (Dollars in thousands)    2005     2004       2003
---------------------------------------------------------------------------
Gross rental expense                           $ 3,574   $ 3,075   $ 3,216
Sublease rental income                          (1,809)   (1,558)   (1,502)
---------------------------------------------------------------------------
Net rental expense                             $ 1,765   $ 1,517   $ 1,714
===========================================================================

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK --To meet the financing needs of its customers, 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

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

As of December 31, 2005 and 2004, 1st Source and its subsidiaries had commitments outstanding to originate and purchase mortgage loans aggregating $130.73 million and $106.61 million, respectively. Outstanding commitments to sell loans aggregated $98.39 million at December 31, 2005, and $83.82 million at December 31, 2004. Standby letters of credit totaled $76.43 million and $90.67 million at December 31, 2005 and 2004, respectively. Standby letters of credit have terms ranging from six months to one year.

Note P -- Derivative Financial Instruments

1st Source has certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which 1st Source enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, 1st Source agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on a same notional amount at a fixed interest rate. At the same time, 1st Source agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows 1st Source's client to effectively convert a variable rate loan to a fixed rate. Because 1st Source acts as an intermediary for its client, changes in the fair value of the underlying derivative contracts offset each other and do not impact 1st Source's results of operations. At December 31, 2005, the notional amount of non-hedging interest rate swaps was $5.61 million.

Note Q -- Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require 1st Source to maintain minimum amounts and ratios of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes that 1st Source meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal bank regulators categorized the Bank, the largest of 1st Source's subsidiaries, as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" 1st Source must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes will have changed the institution's category.

As discussed in Note L, the capital securities held by the Capital Trusts qualify as Tier 1 capital for 1st Source under Federal Reserve Board guidelines.

The actual capital amounts and ratios of 1st Source and its largest subsidiary, the Bank, as of December 31, 2005, are presented in the table below:


                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                          Minimum Capital              Prompt Corrective
                                                     Actual                   Adequacy                 Action Provisions
(Dollars in thousands)                           Amount    Ratio         Amount       Ratio          Amount         Ratio
-------------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk-Weighted Assets):
  Consolidated                                 $ 421,771  14.90%         $ 226,521  8.00%          $ 283,151    10.00%
  1st Source Bank                                397,061  14.29%           222,211  8.00%            277,763    10.00%
Tier I Capital (to Risk-Weighted Assets):
  Consolidated                                   384,685  13.59%           113,261  4.00%            169,891     6.00%
  1st Source Bank                                361,760  13.02%           111,105  4.00%            166,658     6.00%
Tier I Capital (to Average Assets):
  Consolidated                                   384,685  11.42%           134,725  4.00%            168,406     5.00%
  1st Source Bank                                361,760  11.02%           131,327  4.00%            164,159     5.00%
=========================================================================================================================

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2005 and 2004, were approximately $8.45 million and $4.81 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank can pay dividends in 2006 of $56.97 million, plus an additional amount equal to its net profits for 2006, as defined by statute, up to the date of any such dividend declaration.

1st Source's mortgage subsidiary, Trustcorp, is required to maintain minimum net worth capital requirements established by various governmental agencies. Trustcorp's net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2005, Trustcorp met its minimum net worth capital requirements.

Note R -- Fair Values of Financial Instruments

The fair values of 1st Source's financial instruments as of December 31, 2005 and 2004 are summarized in the table below.

                                                                                   2005                                2004
                                                                      Carrying or                        Carrying or
(Dollars in thousands)                                               Contract Value     Fair Value      Contract Value    Fair Value
------------------------------------------------------------- ------------------------ -------------------------------- ------------
Assets:
Cash and due from banks                                              $   124,817       $   124,817     $    78,255      $    78,255
Federal funds sold and interest bearing deposits with other banks         68,578            68,578         220,131          220,131
Investment securities, available-for-sale                                632,625           632,625         789,923          789,923
Mortgages held for sale                                                   67,224            67,448          55,711           55,821
Loans and leases, net of reserve for loan and lease losses             2,404,734         2,380,891       2,216,496        2,221,357
Interest rate swaps                                                           65                65               -                 -
------------------------------------------------------------- ------------------------ -------------------------------- ------------
Liabilities:
Deposits                                                             $ 2,745,587       $ 2,750,212     $ 2,807,003      $ 2,816,693
Short-term borrowings                                                    277,469           277,469         299,662          299,662
Long-term debt and mandatorily redeemable securities                      23,237            23,065          17,964           18,033
Subordinated notes                                                        59,022            58,619          59,022           59,767
Interest rate swaps                                                           65                65             652              652
Off-balance-sheet instruments *                                                -              (431)              -             (593)
====================================================================================================================================

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

SUBORDINATED NOTES -- Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on calculated market prices of comparable securities.

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

Note S -- 1st Source Corporation (Parent Company Only) Financial Information


STATEMENTS OF FINANCIAL CONDITION


December 31  (Dollars in thousands)                                                                             2005            2004
----------------------------------------------------------------------------- ------------------------------------------------------
ASSETS
------
Cash                                                                                                          $       1    $       2
Short-term investments with bank subsidiary                                                                      11,562        5,233
Investment securities, available-for-sale
  (amortized cost of $12,893 and $17,740 at December 31, 2005 and 2004, respectively)                            15,282       20,037
Investments in:
  Bank subsidiaries                                                                                             376,538      355,421
  Non-bank subsidiaries                                                                                           9,544        8,134
Loan receivables:
  Non-bank subsidiaries                                                                                           6,000        7,000
Premises and equipment, net                                                                                       2,143        2,330
Other assets                                                                                                      8,074        5,952
----------------------------------------------------------------------------- ------------------------------------------ -----------
Total assets                                                                                                  $ 429,144    $ 404,109
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Commercial paper borrowings                                                                                   $   4,800    $     836
Other liabilities                                                                                                 3,033        1,385
Long-term debt and mandatorily redeemable securities                                                             75,735       75,288
----------------------------------------------------------------------------- ------------------------------------------ -----------
Total liabilities                                                                                                83,568       77,509
Shareholders' equity                                                                                            345,576      326,600
------------------------------------------------------------------------ ----------------------------------------------- -----------
Total liabilities and shareholders' equity                                                                    $ 429,144    $ 404,109
====================================================================================================================================






STATEMENTS OF INCOME

Year Ended December 31  (Dollars in thousands)                                            2005            2004      2003
------------------------ ---------------------------------------------------------- ------------------- ----------- -----------
Income:
  Dividends from bank and non-bank subsidiaries                                          $ 11,552      $  9,749    $  8,715
  Rental income from subsidiaries                                                           2,472           829       2,668
  Other                                                                                     3,286         2,721       1,306
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Total income                                                                               17,310        13,299      12,689
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Expenses:
  Interest on long-term debt and mandatorily redeemable securities                          5,040         4,869       4,725
  Interest on commercial paper and other short-term borrowings                                 73            10          26
  Rent expense                                                                              1,059         1,059       1,059
  Other                                                                                     2,352         2,705       1,998
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Total expenses                                                                              8,524         8,643       7,808
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Income before income tax benefit and equity in undistributed income of subsidiaries         8,786         4,656       4,881
Income tax benefit                                                                            897         2,269       1,386
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Income before equity in undistributed income of subsidiaries                                9,683         6,925       6,267
Equity in undistributed income of subsidiaries:
  Bank subsidiaries                                                                        24,057        19,832      13,285
  Non-bank subsidiaries                                                                        11        (1,792)       (398)
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Net income                                                                               $ 33,751      $ 24,965    $ 19,154
===============================================================================================================================





STATEMENTS OF CASH FLOWS

Year Ended December 31  (Dollars in thousands)                                            2005              2004      2003
------------------------ ---------------------------------------------------------- ------------------- ----------- -----------
Operating activities:
Net income                                                                               $ 33,751      $ 24,965    $ 19,154
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed income of subsidiaries                                          (24,068)      (18,040)    (12,887)
  Depreciation of premises and equipment                                                      305           283         338
  Realized and unrealized investment securities (gains)losses                                 (72)          851       1,092
  Other                                                                                      (218)          523        (820)
------------------------------------------------ ---------------------------------- ------------------- ----------- -----------
Net cash from operating activities                                                          9,698         8,582       6,877
------------------------------------------------ ---------------------------------- ------------------- ----------- -----------
Investing activities:
  Proceeds from sales and maturities of investment securities                              15,356         6,645       1,895
  Purchases of investment securities                                                      (10,361)            -        (313)
  Net change in premises and equipment                                                       (118)         (264)       (262)
  (Increase) decrease in short-term investments with bank subsidiary                       (6,329)       (2,080)      1,926
  Decrease (increase) in loans made to subsidiaries, net                                    1,000          (285)     (1,715)
  Capital contributions to subsidiaries                                                    (1,460)            -           -
  Return of capital from subsidiaries                                                           -           500           -
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Net cash (used in) from investing activities                                               (1,912)        4,516       1,531
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Financing activities:
  Net increase (decrease) in commercial paper and other short-term borrowings               3,964          (146)     (2,456)
  Proceeds from issuance of subordinated notes                                                  -        30,929           -
  Payments on subordinated notes                                                                -       (28,351)          -
  Proceeds from issuance of long-term debt                                                    311            18          47
  Payments on long-term debt                                                                  (44)       (5,048)        (94)
  Net proceeds from issuance of treasury stock                                                528         3,253       2,598
  Acquisition of treasury stock                                                            (2,221)       (4,958)       (646)
  Cash dividends                                                                          (10,325)       (8,863)     (7,789)
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Net cash used in financing activities                                                      (7,787)      (13,166)     (8,340)
----------------------------------------------------------------------------------- ------------------- ----------- -----------
Net change in cash and cash equivalents                                                        (1)          (68)         68
Cash and cash equivalents, beginning of year                                                    2            70           2
Cash and cash equivalents, end of year                                                   $      1      $      2    $     70
===============================================================================================================================

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

None




                        ITEM 9A. CONTROLS AND PROCEDURES.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
--------------------------------------------------------------

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

1st Source's management assessed the effectiveness of internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on management's assessment, we believe that, as of December 31, 2005, 1st Source's internal control over financial reporting is effective based on those criteria.

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

South Bend, Indiana








                           ITEM 9B. OTHER INFORMATION.

None

                                    PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the caption "Proposal Number 1: Election of Directors," "Board Committees and other Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2006 Proxy Statement is incorporated herein by reference.




                        ITEM 11. EXECUTIVE COMPENSATION.

The information under the caption "Remuneration of Executive Officers" of the 2006 Proxy Statement is incorporated herein by reference.




    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2006 Proxy Statement is incorporated herein by reference.


Equity Compensation Plan Information:
                                                            (a)                         (b)                         (c)
                                                                                                            Number of Securities
                                                                                                            Remaining Available
                                                                                                            for Future Issuance
                                                Number of Securities to be        Weighted-average             Under Equity
                                                 Issued upon Exercise of          Exercise Price of         Compensation Plans
                                                  Outstanding  Options,          Outstanding Options,     [excluding securities
                                                  Warrants and Rights            Warrants and Rights      reflected in column (a)]
--------------------------------------------- ----------------------------- ---------------------------- ------------------- -----
Equity compensation plans
approved by shareholders
  1992 stock option plan                                  445,291                      $ 27.97                             -
  2001 stock option plan                                   82,748                        19.32                     1,917,252
  1997 employee stock purchase plan                        22,863                        22.08                       165,847
  1982 executive incentive plan                                 -                            -                       100,000  (1)(2)
  1982 restricted stock award plan                              -                            -                       172,362  (1)
--------------------------------------------- ----------------------------- ---------------------------- ------------------- -----
Total plans approved by shareholders                      550,902                      $ 26.43                     2,355,461
--------------------------------------------- ----------------------------- ---------------------------- ------------------- -----
Equity compensation plans
not approved by shareholders                                 -                               -                                  -
--------------------------------------------- -------------------------------- ----------------------------- --------------------
Total equity compensation plans                           550,902                      $ 26.43                     2,355,461
==================================================================================================================================

(1)Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.

(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Proposal Number 1: Election of Directors" of the 2006 Proxy Statement is incorporated herein by reference.




                ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption "Relationship with Independent Registered Public Accounting Firm" of the 2006 Proxy Statement is incorporated herein by reference.

                                     PART IV


                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements and Schedules:

     The following Financial Statements and Supplementary Data are filed as part of this annual report:

     Reports of Independent Registered Public Accounting Firm

     Consolidated statements  of  financial  condition -- December 31, 2005 and
     2004

     Consolidated statements of income -- Years ended December 31, 2005, 2004, and 2003

     Consolidated statements of shareholders' equity -- Years ended December 31, 2005, 2004, and 2003

     Consolidated statements of cash flows -- Years ended December 31, 2005, 2004, and 2003

     Notes to consolidated financial statements -- December 31, 2005, 2004, and 2003

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

     10(j) Contract with Fiserv Solutions, Inc., dated November 23, 2005, filed as exhibit to Form 10-K, dated, December 31, 2005, and incorporated Inc. dated herein by reference.

     21   Subsidiaries  of  Registrant   (unless   otherwise   indicated,   each
          subsidiary does business under its own name):

                      Name                                        Jurisdiction
                      ----                                        ------------

     1st Source Bank                                                Indiana
     SFG Equipment Leasing, Inc. *                                  Indiana
     1st Source Insurance, Inc. *                                   Indiana
     1st Source Specialty Finance, Inc. *                           Indiana
     FBT Capital Corporation (Inactive)                             Indiana
     1st Source Leasing, Inc.                                       Indiana
     1st Source Capital Corporation *                               Indiana
     Trustcorp Mortgage Company                                     Indiana
     1st Source Capital Trust II                                    Delaware
     1st Source Capital Trust III                                   Delaware
     1st Source Capital Trust IV                                    Delaware
     Michigan Transportation Finance Corporation *                  Michigan
     1st Source Intermediate Holding, LLC                           Delaware
     1st Source Funding, LLC                                        Delaware
        1st Source Corporation Investment Advisors, Inc. *          Indiana
     SFG Commercial Aircraft Leasing, Inc. *                        Indiana
     SFG Equipment Leasing Corporation I*                           Indiana
     *Wholly-owned subsidiaries of 1st Source Bank

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

                  1st SOURCE CORPORATION

                  By /s/ CHRISTOPHER J. MURPHY III
                  -------------------------------------------------------
                        Christopher J. Murphy III, Chairman of the Board, President and Chief Executive Officer

Date: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                       Title                       Date
        ---------                       -----                       ----

/s/ CHRISTOPHER J. MURPHY III
------------------------------- Chairman of the Board,       March 3, 2006
Christopher J. Murphy III       President and
                                Chief Executive Officer

/s/ WELLINGTON D. JONES III     Executive Vice President     March 3, 2006
------------------------------- and Director
Wellington D. Jones III

/s/ LARRY E. LENTYCH            Treasurer,                   March 3, 2006
------------------------------- Chief Financial Officer
Larry E. Lentych                and Principal Accounting Officer

/s/ JOHN B. GRIFFITH            Secretary                    March 3, 2006
------------------------------- and General Counsel
John B. Griffith

/s/ DAVID C. BOWERS             Director                     March 3, 2006
-------------------------------
David C. Bowers

/s/ DANIEL B. FITZPATRICK       Director                     March 3, 2006
-------------------------------
Daniel B. Fitzpatrick

/s/ TERRY L. GERBER             Director                     March 3, 2006
-------------------------------
Terry L. Gerber

/s/ LAWRENCE E. HILER           Director                     March 3, 2006
-------------------------------
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON          Director                     March 3, 2006
-------------------------------
William P. Johnson

/s/ CRAIG A. KAPSON             Director                     March 3, 2006
-------------------------------
Craig A. Kapson

/s/ REX MARTIN                  Director                     March 3, 2006
-------------------------------
Rex Martin

/s/ DANE A. MILLER              Director                     March 3, 2006
-------------------------------
Dane A. Miller

/s/ TIMOTHY K. OZARK            Director                     March 3, 2006
-------------------------------
Timothy K. Ozark

/s/ JOHN T. PHAIR               Director                     March 3, 2006
-------------------------------
John T. Phair

/s/ MARK D. SCHWABERO           Director                     March 3, 2006
-------------------------------
Mark D. Schwabero

/s/ TOBY S. WILT                Director                     March 3, 2006
-------------------------------
Toby S. Wilt