Form 10-Q
period 2006-03-31
1ST SOURCE CORP
filed 2006-04-27
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2006
                                                   --------------
                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________

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

                                 Yes |X| No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer ___ Accelerated filer |X| Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                                  Yes | |   No  |X|

               Number of shares of common stock outstanding as of
                       April 25, 2006 - 20,478,532 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            March 31, 2006, and December 31, 2005                             3
            Consolidated statements of income --
            three months ended March 31, 2006 and 2005                        4
            Consolidated statements of changes in shareholders' equity
            three months ended March 31, 2006 and 2005                        5
            Consolidated statements of cash flows --
            three months ended March 31, 2006 and 2005                        6
            Notes to the Consolidated Financial Statements                    7
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20
Item 4.  Controls and Procedures                                              20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A. Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21
Item 3.  Defaults Upon Senior Securities                                      21
Item 4.  Submission of Matters to a Vote of Security Holders                  21
Item 5.  Other Information                                                    21
Item 6   Exhibits                                                             21

SIGNATURES                                                                    23


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
                                                                              March 31,     December 31,
                                                                                2006           2005
                                                                             -----------  ------------
ASSETS
Cash and due from banks                                                      $    86,212   $   124,817
Federal funds sold and
   interest bearing deposits with other banks                                     27,001        68,578
Investment securities available-for-sale
   (amortized cost of $652,202 and $637,878
   at March 31, 2006 and December 31, 2005, respectively)                        647,256       632,625
Mortgages held for sale                                                           66,361        67,224
Loans and leases, net of unearned discount:
   Commercial and agricultural loans                                             464,350       453,197
   Auto, light truck and environmental equipment                                 311,560       310,786
   Medium and heavy duty truck                                                   299,421       302,137
   Aircraft financing                                                            445,664       459,645
   Construction equipment financing                                              237,156       224,230
   Loans secured by real estate                                                  607,140       601,077
   Consumer loans                                                                114,213       112,359
                                                                             -----------  ------------
Total loans and leases                                                         2,479,504     2,463,431
   Reserve for loan and lease losses                                             (59,097)      (58,697)
                                                                             -----------  ------------
Net loans and leases                                                           2,420,407     2,404,734

Equipment owned under operating leases, net                                       59,408        58,250
Net premises and equipment                                                        37,482        37,710
Accrued income and other assets                                                  115,783       117,339
                                                                             -----------  ------------
Total assets                                                                 $ 3,459,910   $ 3,511,277
                                                                             ===========  ============

LIABILITIES
Deposits:
   Noninterest bearing                                                       $   391,002   $   393,494
   Interest bearing                                                            2,287,419     2,352,093
                                                                             -----------  ------------
Total deposits                                                                 2,678,421     2,745,587

Federal funds purchased and securities
   sold under agreements to repurchase                                           193,347       230,756
Other short-term borrowings                                                       87,502        46,713
Long-term debt and mandatorily redeemable securities                              33,501        23,237
Subordinated notes                                                                59,022        59,022
Accrued expenses and other liabilities                                            60,767        60,386
                                                                             -----------  ------------
Total liabilities                                                              3,112,560     3,165,701

SHAREHOLDERS' EQUITY
Preferred stock; no par value
   Authorized 10,000,000 shares; none issued or outstanding                            -             -
Common stock; no par value
   Authorized 40,000,000 shares; issued 21,620,467 at March 31, 2006 and
   21,617,073 at December 31, 2005, less unearned shares
   (239,983 at March 31, 2006 and 236,589 at December 31, 2005)                    7,578         7,578
Capital surplus                                                                  214,001       214,001
Retained earnings                                                                146,803       139,601
Cost of common stock in treasury (903,461 shares at March 31, 2006, and
   711,299 shares at December 31, 2005)                                          (17,982)      (12,364)
Accumulated other comprehensive loss                                              (3,050)       (3,240)
                                                                             -----------  ------------
Total shareholders' equity                                                       347,350       345,576
                                                                             -----------  ------------
Total liabilities and shareholders' equity                                   $ 3,459,910   $ 3,511,277
                                                                             ===========  ============

The accompanying notes are a part of the consolidated financial statements.



1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

                                                               Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                              2006          2005
                                                           --------------------------
Interest income:
  Loans and leases                                            $ 40,888      $ 33,637
  Investment securities, taxable                                 3,925         3,818
  Investment securities, tax-exempt                              1,267         1,264
  Other                                                            316            77
                                                           --------------------------
Total interest income                                           46,396        38,796
Interest expense:
  Deposits                                                      17,033        12,316
  Short-term borrowings                                          2,760         1,702
  Subordinated notes                                             1,050           964
  Long-term debt and mandatorily redeemable securities             454           210
                                                           --------------------------
Total interest expense                                          21,297        15,192
                                                           --------------------------
Net interest income                                             25,099        23,604
Recovery of provision for loan and lease losses                   (300)         (421)
                                                           --------------------------
Net interest income after
  recovery of provision for loan and lease losses               25,399        24,025
Noninterest income:
  Trust fees                                                     3,391         3,246
  Service charges on deposit accounts                            4,386         3,963
  Mortgage banking income                                        1,757         2,767
  Insurance commissions                                          1,682         1,164
  Equipment rental income                                        4,220         4,015
  Other income                                                   1,486         1,636
  Investment securities and other investment gains               2,083           904
                                                           --------------------------
Total noninterest income                                        19,005        17,695
Noninterest expense:
  Salaries and employee benefits                                15,514        18,544
  Net occupancy expense                                          1,867         2,102
  Furniture and equipment expense                                3,134         2,642
  Depreciation - leased equipment                                3,382         3,323
  Supplies and communication                                     1,363         1,343
  Other expense                                                  4,146         3,720
                                                           --------------------------
Total noninterest expense                                       29,406        31,674
                                                           --------------------------
Income before income taxes                                      14,998        10,046
Income tax expense                                               5,065         3,102
                                                           --------------------------
Net income                                                    $  9,933      $  6,944
                                                           ==========================

Other comprehensive income, net of tax:
  Change in unrealized appreciation (depreciation) of
       available-for-sale securities                               190        (3,944)
                                                           --------------------------
Total comprehensive income                                    $ 10,123      $  3,000
                                                           ==========================

Per common share:
  Basic net income per common share                           $  0.48       $  0.34
                                                           ==========================
  Diluted net income per common share                         $  0.48       $  0.33
                                                           ==========================
  Dividends                                                   $  0.140      $  0.120
                                                           ==========================
Basic weighted average common shares outstanding            20,588,714    20,718,976
                                                           ==========================
Diluted weighted average common shares outstanding          20,872,676    21,001,772
                                                           ==========================

The accompanying notes are a part of the consolidated financial statements.



1st SOURCE CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Net
                                                                                                                     Unrealized
                                                                                                                    Appreciation
                                                                                                       Cost of     (Depreciation)
                                                                                                      Common of      Securities
                                                                  Common     Capital     Retained       Stock        Available-
                                                    Total         Stock      Surplus     Earnings    in Treasury      For-Sale
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                          $326,600      $7,578     $214,001    $115,830     ($10,512)          ($297)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                             6,944           -            -       6,944            -               -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax       (3,944)          -            -           -            -          (3,944)
                                                    ---------
Total Comprehensive Income                             3,000           -            -           -            -               -
Issuance of 15,866 common shares
 under stock based compensation plans,
 including related tax effects                           326           -            -         101          225               -
Cost of 35,675 shares of common
stock acquired for treasury                             (809)          -            -           -         (809)              -
Cash dividend ($0.12 per share)                       (2,488)          -            -      (2,488)           -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                           $326,629      $7,578     $214,001    $120,387     ($11,096)        ($4,241)
===============================================================================================================================

Balance at January 1, 2006                          $345,576      $7,578     $214,001    $139,601     ($12,364)        ($3,240)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                             9,933           -            -       9,933            -               -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax          190           -            -           -            -             190
                                                    ---------
Total Comprehensive Income                            10,123           -            -           -            -               -
Issuance of 37,107 common shares
 under stock based compensation plans,
 including related tax effects                           402           -            -         163          239               -
Cost of 229,269 shares of common
stock acquired for treasury                           (5,857)          -            -           -       (5,857)              -
Cash dividend ($0.14 per share)                       (2,894)          -            -      (2,894)           -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006                           $347,350      $7,578     $214,001    $146,803     ($17,982)        ($3,050)
===============================================================================================================================

The accompanying notes are a part of the consolidated financial statements.



1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

                                                                 Three Months Ended March 31,
                                                                 2006                   2005
                                                              --------------------------------
Operating activities:
  Net income                                                  $   9,933             $   6,944
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Recovery of provision for loan and lease losses             (300)                 (421)
       Depreciation of premises and equipment                     1,263                 1,336
       Depreciation of equipment owned and leased to others       3,382                 3,323
       Amortization of investment security premiums
          and accretion of discounts, net                           358                 1,388
       Amortization of mortgage servicing rights                  1,576                 1,803
       Mortgage servicing asset recoveries charges                   (9)               (1,089)
       Deferred income taxes                                       (815)                7,007
       Realized investment securities gains                      (2,083)                 (904)
       Change in mortgages held for sale                            862               (23,880)
       Change in interest receivable                              1,055                  (296)
       Change in interest payable                                 2,041                    99
       Change in other assets                                    (1,066)                1,823
       Change in other liabilities                                 (962)               (1,932)
       Other                                                        361                   (47)
                                                              --------------------------------
Net cash from (used in) operating activities                     15,596                (4,846)

Investing activities:
  Proceeds from sales of investment securities                      516                23,962
  Proceeds from maturities of investment securities              64,567                66,951
  Purchases of investment securities                            (77,682)              (41,655)
  Net change in short-term investments                           41,577               193,879
  Loans sold or participated to others                              508                   (18)
  Net change in loans and leases                                (15,881)                  587
  Net change  in equipment owned under operating leases          (4,540)                 (618)
  Purchases of premises and equipment                            (1,159)               (1,664)
                                                              --------------------------------
Net cash from investing activities                                7,906               241,424

Financing activities:
  Net change in demand deposits, NOW
     accounts and savings accounts                             (251,123)             (205,568)
  Net change in certificates of deposit                         183,957               (11,496)
  Net change in short-term borrowings                             3,380                (8,014)
  Proceeds from issuance of long-term debt                       10,273                   312
  Payments on long-term debt                                       (194)                  (95)
  Net proceeds from issuance of treasury stock                      402                   326
  Acquisition of treasury stock                                  (5,856)                 (809)
  Cash dividends                                                 (2,946)               (2,534)
                                                              --------------------------------
Net cash used in financing activities                           (62,107)             (227,878)

Net change in cash and cash equivalents                         (38,605)                8,700
Cash and cash equivalents, beginning of year                    124,817                78,255
                                                              --------------------------------
Cash and cash equivalents, end of period                      $  86,212             $  86,955
                                                              ================================

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders' equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's Annual Report on Form 10-K (2005 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.    Recent Accounting Pronouncements

     SHARE-BASED PAYMENT: Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the January 1, 2006 adoption of SFAS No.123(R), we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 5 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

     ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

    ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

     MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT: In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) SFAS No. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," and supersedes Emerging Issues Task Force
(EITF) Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP was required to be applied to reporting periods beginning after December 15, 2005. The issuance of this FSP did not have a material impact on the financial condition, the results of operations, or liquidity of 1st Source.

     ACCOUNTING CHANGES AND ERROR CORRECTIONS: In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections," which changes the accounting for and reporting of a change in accounting principle. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period - specific or cumulative effects of the change. SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the financial condition, the results of operations or liquidity of 1st Source.

Note 3.  Reserve for Loan and Lease Losses

     The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management's best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio, including a higher percentage reserve allocation for special attention loans and leases without a specific reserve, and reserves for pooled homogeneous loans and leases. Management's evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and dispositions and forecasts of future economic and geopolitical events, all of which are subject to judgment and will change.

Note 4.  Financial Instruments with Off-Balance-Sheet Risk

     To meet the financing needs of our customers, 1st Source Corporation and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. We use the same credit policies and collateral requirements in making commitments and conditional obligations as we do for on-balance-sheet instruments.

     Trustcorp Mortgage Company and 1st Source Bank (Bank), subsidiaries of 1st Source Corporation, grant mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

     As of March 31, 2006 and December 31, 2005, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $210.24 million and $130.73 million, respectively. Outstanding commitments to sell mortgage loans aggregated $114.76 million at March 31, 2006, and $98.39 million at December 31, 2005. Standby letters of credit totaled $75.86 million and $76.43 million at March 31, 2006, and December 31, 2005, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

     As of March 31, 2006, we had five stock-based employee compensation plans, which are more fully described in Note K of the Consolidated Financial Statements in 1st Source's Annual Report on Form 10-K for the year ended December 31, 2005. These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan. The Employee Stock Purchase Plan is non-compensatory.

     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but that remained unvested as of, January 1, 2006. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

     Prior to January 1, 2006, we accounted for stock-based compensation under the recognition, measurement and pro forma disclosure provisions of APB No. 25, the original provisions of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). In accordance with APB No. 25, we generally would have recognized compensation expense for stock awards on the grant date and we generally would have recognized compensation expense for stock options only when we granted options with a discounted exercise price or modified the terms of previously issued options, and would have recognized the related compensation expense ratably over the associated service period, which was generally the option vesting term.

       Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date. For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards we recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term. We estimate forfeiture rates based on historical employee option exercise and employee termination experience. We have identified separate groups of awardees that exhibit similar option exercise behavior and employee termination experience and have considered them as separate groups in the valuation models and expense estimates.

       As a result of our January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the three months ended March 31, 2006 on income before income taxes and on net income were additions of $1.15 million and $0.71 million, respectively. The cumulative effect of the change in accounting was $0.66 million before income taxes and $0.40 million, after income taxes. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

PRO FORMA INFORMATION UNDER SFAS NO. 123

       Pro forma information regarding the effect on the net income and basic and diluted income per share for the three months ended March 31, 2005, had we applied the fair value recognition provisions of SFAS No. 123, are as follows:

                                                          Three Months Ended
                                                               March 31
                                                      -----------------------
                                                                2005
                                                      -----------------------

Net income, as reported (000's)                                $ 6,944
Add: Stock-based employee compensation cost
   included in reported net income, net of related
   tax effects                                                     916
Deduct:  Total stock-based employee compensation
   cost determined under fair value based method
   for all awards, net of related tax effects                     (938)
                                                               --------
Pro forma net income                                          $  6,922
                                                              ========
Earnings per share:
    Basic--as reported                                           $0.34
                                                                 =====
    Basic--pro forma                                             $0.33
                                                                 =====

    Diluted--as reported                                         $0.33
                                                                 =====
    Diluted--pro forma                                           $0.33
                                                                 =====

       The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

       The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source's closing stock price on the last trading day of the first quarter of 2006 (March 31, 2006) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006, this amount changes based on the fair market value of 1st Source's stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $342 thousand. Total fair value of options vested and expensed was $12 thousand, net of tax, for the three months ended March 31, 2006. No options were granted during the three months ended March 31, 2006 or 2005.


                                                                March 31, 2006
                                                      ----------------------------------
                                                                                               Average
                                                                            Weighted          Remaining            Total
                                                                            Average          Contractual         Intrinsic
                                                         Number of         Grant-date           Term               Value
                                                          Shares           Fair Value        (in years)          (in 000's)
---------------------------------------------------   ----------------   ---------------  ------------------   --------------

Options outstanding, beginning of quarter                     528,039            $27.07
Granted                                                             -                 -
Exercised                                                     (24,377)            12.48
Forfeited                                                           -                 -
                                                      ----------------   ---------------
Options outstanding, end of quarter                           503,662            $27.30                 2.8           $1,754
                                                      ================   ===============
Vested and expected to vest at March 31, 2006                 503,662            $27.30                 2.8           $1,754
                                                      ================
Exercisable at March 31, 2006                                 480,329            $27.81                 2.6           $1,444
                                                      ================



       As of March 31, 2006, there was $321,772 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.93 years.

       The following table summarizes information about stock options outstanding at March 31, 2006:



                                         Weighted
                                         Average         Weighted                        Weighted
     Range of            Number         Remaining         Average         Number         Average
     Exercise          of shares       Contractual       Exercise        of shares       Exercise
      Prices          Outstanding          Life            Price        Exercisable       Price
-----------------------------------------------------------------------------------------------------
$12.44 to $19.99          85,666           3.56            $15.06          70,666         $15.44
$20.00 to $29.99          65,688           4.35             22.74          57,355          22.71
$30.00 to $31.99         352,308           2.31             31.12         352,308          31.12




       The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header "Stock Based Option Valuation and Expense Information under SFAS No.123(R)".



                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this document express "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "should," and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K for 2005, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

     The following management's discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2006, as compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2005 Annual Report.


                               FINANCIAL CONDITION
                               -------------------

    Our total assets at March 31, 2006, were $3.46 billion, down 1.46% from December 31, 2005. Total loans and leases increased slightly and total deposits decreased 2.45% over the comparable figures at the end of 2005.

     Nonperforming assets at March 31, 2006, were $21.07 million, a slight improvement over the $22.04 million reported at December 31, 2005. Nonperforming assets decreased primarily due to a decrease in aircraft and construction equipment nonaccrual loans. At March 31, 2006, nonperforming assets were 0.83% of net loans and leases compared to 0.87% at December 31, 2005.

Accrued income and other assets were as follows:

(Dollars in Thousands)
                                                      March 31,     December 31,
                                                        2006            2005
                                                     --------------------------
Accrued income and other assets:
  Bank owned life insurance cash surrender value     $  35,105       $  34,772
  Accrued interest receivable                           13,326          14,381
  Mortgage servicing assets                             18,305          19,363
  Other real estate                                      1,192             959
  Repossessions                                          4,640           4,284
  Intangible assets                                     20,715          21,381
  All other assets                                      22,500          22,199
                                                     --------------------------
Total accrued income and other assets                $ 115,783       $ 117,339
                                                     ==========================


                                     CAPITAL
                                     -------

      As of March 31, 2006, total shareholders' equity was $347.35 million, up marginally from the $345.58 million at December 31, 2005. In addition to net income of $9.93 million, other significant changes in shareholders' equity during the first three months of 2006 included $5.86 million in treasury stock purchases, and $2.89 million of dividends paid. The accumulated other comprehensive loss component of shareholders' equity totaled $3.05 million at March 31, 2006, compared to $3.24 million at December 31, 2005. The improvement in accumulated other comprehensive loss for the first quarter of 2006 over the same period of 2005 was primarily a result of changes in unrealized gain/loss on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 10.04% as of March 31, 2006, compared to 9.84% at December 31, 2005. Book value per common share rose to $16.96 at March 31, 2006, up from $16.72 at December 31, 2005.

      We declared and paid dividends per common share of $0.14 during the first quarter of 2006. The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 29.14%. The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source and our largest subsidiary, the Bank, as of March 31, 2006, are presented in the table below:



                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                   Actual                  Minimum Capital            Prompt Corrective
                                                                              Adequacy                Action Provisions
(Dollars in thousands)                       Amount        Ratio        Amount        Ratio        Amount           Ratio
--------------------------------------------------------------------------------------------------------------------------
Total Capital (To Risk-Weighted Assets):
        1st Source                          $424,629       14.94      $227,376         8.00        $284,220         10.00
        Bank                                 404,407       14.53       222,676         8.00         278,345         10.00
Tier 1 Capital (to Risk-Weighted Assets):
        1st Source                           386,936       13.61       113,688         4.00         170,532          6.00
        Bank                                 368,629       13.24       111,338         4.00         167,007          6.00
Tier 1 Capital (to Average Assets):
        1st Source                           386,936       11.43       135,370         4.00         169,213          5.00
        Bank                                 368,629       11.17       131,999         4.00         164,999          5.00





                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------

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


     The ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. At March 31, 2006, the consolidated statement of financial condition was rate sensitive by $223 million more liabilities than assets scheduled to reprice within one year, or approximately 0.90%.

                              RESULTS OF OPERATIONS
                              ---------------------

     Net income for the three month period ended March 31, 2006, was $9.93 million, compared to $6.94 million for the same period in 2005. Diluted net income per common share was $0.48 for the three month period ended March 31, 2006, compared to $0.33 for the same period in 2005. Return on average common shareholders' equity was 11.53% for the three months ended March 31, 2006, compared to 8.60% in 2005. The return on total average assets was 1.18% for the three months ended March 31, 2006, compared to 0.84% in 2005.

     The increase in net income for the three months ended March 31, 2006, over the first three months of 2005, was primarily the result of an increase in net interest income, gains in venture partnership investments, and a decrease in salaries and employee benefit expense. These positive impacts to net income were somewhat offset by an increase in the income tax provision. Details of the changes in the various components of net income are discussed further below.

                               NET INTEREST INCOME
                               -------------------

      The taxable equivalent net interest income for the three months ended March 31, 2006, was $25.72 million, an increase of 6.06% over the same period in 2005. The increase primarily resulted from an increase in the net interest margin. The net interest margin on a fully taxable equivalent basis was 3.29% for the three months ended March 31, 2006, compared to 3.15% for the three months ended March 31, 2005. The increase in the net interest margin was primarily driven by an increase in the average yield on earning assets, which increased from 5.12% for the three months ended March 31, 2005 to 6.01% for the three months ended March 31, 2006. Total average earning assets increased 1.51% for the three month period ended March 31, 2006, over the comparative period in 2005.

      The increase in the average yield on earning assets was partially the result of having a larger proportion of average earning assets invested in higher-yielding loans and leases during the first quarter of 2006 as compared to the first quarter of 2005. The increase was also partially attributable to overall increases in market interest rates. Average loan and lease outstandings also increased over all categories by 7.85% for the three month period, compared to the same period in 2005. Total average investment securities decreased 18.48% for the three month period over one year ago as excess funds were used to fund loan growth rather than for investment purposes. Average mortgages held for sale decreased 5.05%, due to timing differences in loan sales in the first quarter of 2006 as compared to the first quarter of 2005. Other investments, which include federal funds sold, time deposits with other banks and trading account securities, increased for the three month period over one year ago.

     Average interest-bearing deposits increased 1.81% for the three month period over the same period in 2005. The rate on average interest-bearing deposits was 3.07% and 2.26% for the three month periods ended March 31, 2006 and 2005, respectively. The increase in the average cost of interest-bearing deposits during the first three months of 2006 as compared to the first three months of 2005 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates and increased competition for deposits across all markets. These higher cost deposits were pursued due to increased funding needs. The rate on average interest-bearing funds was 3.28% and 2.39% for the three months ended March 31, 2006 and 2005, respectively.

      The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.



DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)


                                                                           Three months ended March 31,
                                                                 2006                                         2005
                                            ---------------------------------------------------------------------------------------

                                                               Interest                                      Interest
                                               Average          Income/     Yield/         Average            Income/        Yield/
                                               Balance          Expense      Rate          Balance            Expense        Rate
                                            ---------------------------------------------------------------------------------------
ASSETS:
   Investment securities:
     Taxable                                  $   458,812      $  3,925      3.47%         $   596,070       $  3,818        2.60%
     Tax exempt                                   175,027         1,827      4.23%             181,472          1,851        4.14%
  Mortgages - held for sale                        52,425           827      6.40%              55,214            783        5.75%
  Net loans and leases                          2,457,080        40,125      6.62%           2,278,249         32,916        5.86%
  Other investments                                28,553           316      4.49%              13,744             77        2.27%
                                            ---------------------------------------------------------------------------------------
Total Earning Assets                            3,171,897        47,020      6.01%           3,124,749         39,445        5.12%
   Cash and due from banks                         79,943                                       80,430
   Reserve for loan and lease losses              (58,702)                                     (63,661)
   Other assets                                   211,914                                      197,149
                                            --------------                               --------------
Total                                         $ 3,405,052                                  $ 3,338,667
                                            ==============                               ==============


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing deposits                   $ 2,251,083        17,033      3.07%         $ 2,211,167       $ 12,316        2.26%
  Short-term borrowings                           291,993         2,760      3.83%             292,806          1,702        2.36%
  Subordinated notes                               59,022         1,050      7.21%              59,022            964        6.62%
  Long-term debt and
    mandatorily redeemable securities              30,990           454      5.94%              17,923            210        4.75%
                                            ---------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities              2,633,088        21,297      3.28%           2,580,918         15,192        2.39%
  Noninterest-bearing deposits                    363,201                                      377,925
  Other liabilities                                59,460                                       52,289
  Shareholders' equity                            349,303                                      327,535
                                            --------------                               --------------
Total                                         $ 3,405,052                                  $ 3,338,667
                                            ==============                               ==============

                                                              ---------                                      --------
Net Interest Income                                            $ 25,723                                      $ 24,253
                                                              =========                                      ========
Net Yield on Earning Assets on a Taxable
 Equivalent Basis                                                           ------                                          -------
                                                                             3.29%                                           3.15%
                                                                            ======                                          =======


                 PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
                 -----------------------------------------------

     The recovery of provision for loan and lease losses for the three month periods ended March 31, 2006 and 2005 was $0.30 million and $0.42 million, respectively. Net recoveries of $0.70 million were recorded for the first quarter 2006, compared to net charge-offs of $0.60 million for the same quarter a year ago.

      In the first quarter 2006, loan and lease delinquencies were 0.76% as compared to 0.57% on March 31, 2005, and 0.38% at the end of 2005. The increase in the first quarter of 2006 was primarily due to higher delinquencies in the turbine aircraft portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.38% as compared to 2.75% one year ago and 2.38% at December 31, 2005. A summary of loan and lease loss experience during the three month periods ended March 31, 2006 and 2005 is provided below.



                                                              ------------------------------
                                                                   (Dollars in Thousands)
                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                   2006             2005
                                                              ------------------------------
Reserve for loan and lease losses - beginning balance         $    58,697       $    63,672
  Charge-offs                                                        (780)           (2,203)
  Recoveries                                                        1,480             1,599
                                                              ------------------------------
Net recoveries (charge-offs)                                          700              (604)

Recovery of provision for loan and lease losses                      (300)             (421)
                                                              ------------------------------

Reserve for loan and lease losses - ending balance            $    59,097       $    62,647
                                                              ==============================

Loans and leases outstanding at end of period                 $ 2,479,504       $ 2,278,995
Average loans and leases outstanding during period              2,457,080         2,278,249

Reserve for loan and lease losses as a percentage of
  loans and leases outstanding at end of period                  2.38 %             2.75%
Ratio of net (recoveries) charge-offs during period to
  average loans and leases outstanding                          (0.12)%             0.11%



                              NONPERFORMING ASSETS
                              --------------------

Nonperforming assets were as follows:



(Dollars in thousands)
                                                    March 31,       December 31,     March 31,
                                                      2006             2005            2005
                                                ----------------------------------------------


Loans and leases past due 90 days or more           $    121         $    245        $    206
Nonaccrual and restructured loans and leases          15,071           16,552          21,281
Other real estate                                      1,192              960           1,438
Repossessions                                          4,640            4,284           1,459
Equipment owned under operating leases                    48                -           1,282

                                                ----------------------------------------------
Total nonperforming assets                          $ 21,072         $ 22,041        $ 25,666
                                                ==============================================

     Nonperforming assets totaled $21.07 million at March 31, 2006, a slight improvement over the $22.04 million reported at December 31, 2005, and a 17.90% improvement from the $25.67 million reported at March 31, 2005. The improvement during the first quarter 2006 was primarily related to a decrease in nonaccrual loans and leases in all areas with the exception of slight increases in loans secured by real estate and consumer loans areas. Nonperforming assets as a percentage of total loans and leases improved to 0.83% at March 31, 2006, from 0.87% at December 31, 2004, and 1.10% at March 31, 2005.

     As of March 31, 2006, the Bank had a $3.32 million standby letter of credit outstanding which supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     Repossessions consist of aircraft, automobiles, and light trucks at March 31, 2006. At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale. Any subsequent write-downs are included in noninterest expense.

SUPPLEMENTAL LOAN AND LEASE INFORMATION AS OF MARCH 31, 2006
------------------------------------------------------------



(Dollars in thousands)                                                            Other real estate      Year-to-date
                                               Loans and leases                      owned and         net credit losses/
                                                outstanding       Nonaccrual       repossessions          (recoveries)
                                               ------------------------------------------------------------------------

Commercial and agricultural loans                $   464,350       $  3,321            $     -             $ (189)
Auto, light truck and environmental equipment        311,560            760                 50                (54)
Medium and heavy duty truck                          299,421              -                  -                 (8)
Aircraft financing                                   445,664          5,010              4,523               (489)
Construction equipment financing                     237,156          1,451                  -               (147)
Loans secured by real estate                         607,140          2,137              1,192                  2
Consumer loans                                       114,213            431                 67                117

                                               ------------------------------------------------------------------------
Total                                            $ 2,479,504       $ 13,110            $ 5,832             $ (768)
                                               ========================================================================


For financial statements purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

                               NONINTEREST INCOME
                               ------------------

     Noninterest income for the three-month periods ended March 31, 2006 and 2005 was $19.01 million and $17.70 million, respectively. The predominant factor behind the increase in 2006 was gains on venture capital investments, due to market value adjustments.

(Dollars in thousands)                                  Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       2006             2005
                                                    ----------------------------
Noninterest income:
  Trust fees                                           $  3,391        $  3,246
  Service charges on deposit accounts                     4,386           3,963
  Mortgage banking income                                 1,757           2,767
  Insurance commissions                                   1,682           1,164
  Equipment rental income                                 4,220           4,015
  Other income                                            1,486           1,636
  Investment securities and other investment gains        2,083             904

                                                    ----------------------------
Total noninterest income                               $ 19,005        $ 17,695
                                                    ============================

Gains on venture partnership investment totaled $2.05 million for the first quarter of 2006 compared to gains of $0.74 million for the first quarter of 2005. Insurance commissions, service charges on deposit accounts, equipment rental income, and trust fees increased during the first quarter of 2006 as compared to the first quarter 2005.

     Mortgage banking income decreased primarily due to minimal recoveries of mortgage servicing rights in the first quarter of 2006 compared to significant recoveries of mortgage servicing rights of $1.09 million in the first quarter of 2005.

                               NONINTEREST EXPENSE
                               -------------------

     Noninterest expense for the three-month periods ended March 31, 2006 and 2005 was $29.41 million and $31.67 million, respectively.

(Dollars in thousands)                                    Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2006            2005
                                                       ------------------------
Noninterest expense:
  Salaries and employee benefits                       $ 15,514       $ 18,544
  Net occupancy expense                                   1,867          2,102
  Furniture and equipment expense                         3,134          2,642
  Depreciation - leased equipment                         3,382          3,323
  Professional fees                                         885            799
  Supplies and communication                              1,363          1,343
  Business development and marketing expense                642            608
  Intangible asset amortization                             666            658
  Loan and lease collection and repossession expense         90           (134)
  Other expense                                           1,863          1,789

                                                       ------------------------
Total noninterest expense                              $ 29,406       $ 31,674
                                                       ========================



The decrease in noninterest expense for the first quarter of 2006 was primarily due to the reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards. This one-time expense reversal, combined with the adoption of SFAS No. 123(R) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax. Stock-based compensation is discussed further in Note 5 of the Unaudited Notes to Consolidated Financial Statements. Additionally, group insurance costs were lower for the first quarter 2006 versus the first quarter of 2005. These decreases were partially offset by additional compensated absence expenses of $0.61 million for the first quarter of 2006.

       Net occupancy expense decreased for the first quarter of 2006 as compared to the first quarter of 2005. During the first quarter 2005, 1st Source reviewed its lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the SEC in a February 7, 2005 letter to the American Institute of Certified Public Accountants. As a result of its review, 1st Source recorded a one-time, net charge of $0.27 million to correct its accounting for straight-line rent and depreciation of leasehold improvements.

     Furniture and equipment expense increased on a year-over-year basis due to increased software costs, expenses related to the core system conversion project and other processing charges. Loan and lease collection and repossession expense increased slightly on a year-over-year basis as gains on disposition of repossessed assets decreased and valuation adjustments related to repossessed assets increased. Professional fees increased marginally as of March 31, 2006, as compared to March 31, 2005.

     Supplies and communication, business development and marketing expense, and other expense all remained comparable to 2005 levels. Leased equipment depreciation increased due to the increase in the operating lease portfolio.

                                  INCOME TAXES
                                  ------------

     The provision for income taxes for the three months ended March 31, 2006, was $5.07 million, compared to $3.10 million for the same period in 2005. The effective tax rate was 33.77% for the quarter ended March 31, 2006, compared to 30.88% for the same quarter in 2005. The effective tax rate increased due to an increase in pre-tax income. The provision for income taxes for the three months ended March 31, 2006 and 2005, is at a rate which management believes approximates the effective rate for the year.

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in market risks faced by 1st Source since December 31, 2005. For information regarding our market risk, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2005.


                                     ITEM 4.

                             CONTROLS AND PROCEDURES

     As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2006, our disclosure controls and procedures were effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.  Risk Factors.

     There have been no material changes in risks faced by 1st Source since December 31, 2005. For information regarding our risk factors, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES



ISSUER PURCHASES OF EQUITY SECURITIES
                               (a)               (b)                       (c)                                       (d)

                                                                       Total number of            Maximum number (or approximate
                          Total number         Average               shares purchased                 dollar value) of shares
                            of shares       price paid per      as part of publicly announced     that may yet be purchased under
Period                      purchased           share                 plans or programs                the plans or programs
---------------------------------------------------------------------------------------------------------------------------------
January 01 - 31, 2006           11,717          26.19                     11,717                             525,467
February 01 - 28, 2006         217,552          26.52                    217,552                             307,915
March 01 - 31, 2006                  -              -                          -                             307,915


(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 23, 2001. Under the terms of the plan, 1st Source may repurchase up to 1,038,990 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 731,075 shares.




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



                                        1ST SOURCE CORPORATION



DATE   April 27, 2006                   /s/CHRISTOPHER J. MURPHY III
       --------------                   -----------------------------------
                                        Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE   April 27, 2006                   /s/LARRY E. LENTYCH
       --------------                   ------------------
                                        Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer