Form 10-Q
period 2006-06-30
1ST SOURCE CORP
filed 2006-07-28
CIK 34782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------
                                       OR

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

               100 North Michigan Street South Bend, Indiana 46601
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X] No______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer ___  Accelerated filer [X]  Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                                Yes ______ No [X]

               Number of shares of common stock outstanding as of
                       July 24, 2006 - 20,448,581 shares

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)
            Consolidated statements of financial condition --
            June 30, 2006, and December 31, 2005                               3
            Consolidated statements of income --
            three months and six months ended June 30, 2006 and 2005           4
            Consolidated statements of changes in shareholders' equity
            six months ended June 30, 2006 and 2005                            5
            Consolidated statements of cash flows --
            six months ended June 30, 2006 and 2005                            6
            Notes to the Consolidated Financial Statements                     7
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22
Item 4.  Controls and Procedures                                              22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22
Item 1A. Risk Factors                                                         22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23
Item 3.  Defaults Upon Senior Securities                                      23
Item 4.  Submission of Matters to a Vote of Security Holders                  23
Item 5.  Other Information                                                    24
Item 6.  Exhibits                                                             24

SIGNATURES                                                                    25


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
                                                                     June 30,                December 31,
                                                                      2006                      2005
                                                                   ----------------------------------------
ASSETS
Cash and due from banks                                            $   118,884                 $   124,817
Federal funds sold and
  interest bearing deposits with other banks                             2,320                      68,578
Investment securities available-for-sale
  (amortized cost of $635,176 and $637,878
  at June 30, 2006 and December 31, 2005, respectively)                628,366                     632,625
Trading account securities                                                 300                           -
Mortgages held for sale                                                 82,018                      67,224
Loans and leases - net of unearned discount:
  Commercial and agricultural loans                                    491,334                     453,197
  Auto, light truck and environmental equipment                        337,497                     310,786
  Medium and heavy duty truck                                          319,845                     302,137
  Aircraft financing                                                   453,470                     459,645
  Construction equipment financing                                     273,621                     224,230
  Loans secured by real estate                                         618,204                     601,077
  Consumer loans                                                       121,181                     112,359
                                                                   ----------------------------------------
Total loans and leases                                               2,615,152                   2,463,431
  Reserve for loan and lease losses                                    (59,197)                    (58,697)
                                                                   ----------------------------------------
Net loans and leases                                                 2,555,955                   2,404,734
Equipment owned under operating leases, net                             67,647                      58,250
Net premises and equipment                                              37,414                      37,710
Accrued income and other assets                                        115,622                     117,339
                                                                   ----------------------------------------
Total assets                                                       $ 3,608,526                 $ 3,511,277
                                                                   ========================================

LIABILITIES
Deposits:
  Noninterest bearing                                              $   379,230                 $   393,494
  Interest bearing                                                   2,435,379                   2,352,093
                                                                   ----------------------------------------
Total deposits                                                       2,814,609                   2,745,587

Federal funds purchased and securities
  sold under agreements to repurchase                                  217,923                     230,756
Other short-term borrowings                                             67,799                      46,713
Long-term debt and mandatorily redeemable securities                    33,554                      23,237
Subordinated notes                                                      59,022                      59,022
Accrued expenses and other liabilities                                  63,307                      60,386
                                                                   ----------------------------------------
Total liabilities                                                    3,256,214                   3,165,701

SHAREHOLDERS' EQUITY
Preferred stock; no par value                                                -                           -
  Authorized 10,000,000 shares; none issued or outstanding
Common stock; no par value
  Authorized 40,000,000 shares; issued 23,781,901 at
  June 30, 2006 and 23,778,780 at December 31, 2005,
  less unearned shares (263,369 at June 30, 2006 and
  260,248 at December 31, 2005)*                                         7,578                       7,578
Capital surplus                                                        214,001                     214,001
Retained earnings                                                      154,339                     139,601
Cost of common stock in treasury
  (1,030,812 shares at June 30, 2006, and
  782,428 shares at December 31, 2005)*                                (19,405)                    (12,364)
Accumulated other comprehensive loss                                    (4,201)                     (3,240)
                                                                   ----------------------------------------
Total shareholders' equity                                             352,312                     345,576
                                                                   ----------------------------------------
Total liabilities and shareholders' equity                         $ 3,608,526                 $ 3,511,277
                                                                   ========================================

*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                       June 30,
                                                           ---------------------------   ----------------------------
                                                                2006            2005          2006             2005
                                                           ---------------------------   ----------------------------
Interest income:
  Loans and leases                                         $   44,421      $   35,465    $   85,309       $   69,102
  Investment securities, taxable                                4,797           3,915         8,722            7,733
  Investment securities, tax-exempt                             1,292           1,336         2,559            2,600
   Other                                                          271             127           587              204
                                                           ---------------------------   ----------------------------
Total interest income                                          50,781          40,843        97,177           79,639
Interest expense:
  Deposits                                                     19,283          13,330        36,316           25,646
  Short-term borrowings                                         2,822           2,006         5,582            3,708
  Subordinated notes                                            1,080           1,000         2,130            1,964
  Long-term debt and mandatorily redeemable securities            451             305           905              515
                                                           ---------------------------   ----------------------------
Total interest expense                                         23,636          16,641        44,933           31,833
                                                           ---------------------------   ----------------------------
Net interest income                                            27,145          24,202        52,244           47,806
Recovery of provision for loan and lease losses                (1,671)         (3,411)       (1,971)          (3,832)
                                                           ---------------------------   ----------------------------
Net interest income after
   recovery of provision for loan and lease losses             28,816          27,613        54,215           51,638
Noninterest income:
  Trust fees                                                    3,658           3,285         7,049            6,531
  Service charges on deposit accounts                           4,917           4,251         9,303            8,214
  Mortgage banking income                                       3,105           1,551         4,862            4,318
  Insurance commissions                                           932             833         2,614            1,997
  Equipment rental income                                       4,658           3,927         8,878            7,942
  Other income                                                  1,647           1,546         3,133            3,182
  Investment securities and other investment gains                150               5         2,233              909
                                                           ---------------------------   ----------------------------
Total noninterest income                                       19,067          15,398        38,072           33,093
                                                           ---------------------------   ----------------------------
Noninterest expense:
  Salaries and employee benefits                               16,873          17,090        32,387           35,634
  Net occupancy expense                                         1,860           1,732         3,727            3,834
  Furniture and equipment expense                               2,959           2,844         6,093            5,486
  Depreciation - leased equipment                               3,547           3,194         6,929            6,517
  Supplies and communication                                    1,307           1,321         2,670            2,664
  Other expense                                                 5,840           4,445         9,986            8,165
                                                           ---------------------------   ----------------------------
Total noninterest expense                                      32,386          30,626        61,792           62,300
                                                           ---------------------------   ----------------------------
Income before income taxes                                     15,497          12,385        30,495           22,431
Income tax expense                                              5,220           4,158        10,285            7,260
                                                           ---------------------------   ----------------------------

Net income                                                 $   10,277      $    8,227    $   20,210       $   15,171
                                                           ===========================   ============================

Other comprehensive (loss) income, net of tax:
  Change in unrealized (depreciation) appreciation of
       available-for-sale securities                           (1,151)          2,305          (961)          (1,639)
                                                           ---------------------------   ----------------------------

Total comprehensive income                                 $    9,126      $   10,532    $   19,249       $   13,532
                                                           ===========================   ============================
Per common share*:
  Basic net income per common share                        $    0.46       $    0.36     $    0.90        $    0.67
                                                           ===========================   ============================
  Diluted net income per common share                      $    0.45       $    0.36     $    0.88        $    0.66
                                                           ===========================   ============================
  Dividends                                                $    0.127      $    0.109    $    0.255       $    0.218
                                                           ===========================   ============================
Basic weighted average common shares outstanding*          22,505,875      22,754,331    22,576,338       22,772,502
                                                           ===========================   ============================
Diluted weighted average common shares outstanding*        22,810,923      23,047,293    22,876,839       23,069,981
                                                           ===========================   ============================

* The computation of per share data and shares outstanding gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Net
                                                                                                             Unrealized
                                                                                                            Appreciation
                                                                                                Cost of    (Depreciation)
                                                                                               Common      of Securities
                                                              Common   Capital   Retained        Stock       Available-
                                                     Total    Stock    Surplus   Earnings     in Treasury     For-Sale
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                         $326,600   $7,578   $214,001  $115,830      ($10,512)       ($  297)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                           15,171        -          -    15,171             -              -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax      (1,639)       -          -         -             -         (1,639)
                                                     ------
Total Comprehensive Income                           13,532        -          -         -             -              -
Issuance of 40,237 common shares
 under stock based compensation plans,
 including related tax effects                          499        -          -       154           345              -
Cost of 99,256 shares of common
stock acquired for treasury                          (2,046)       -          -         -        (2,046)             -
Cash dividend ($0.218 per share)*                    (4,972)       -          -    (4,972)            -              -
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                           $333,613   $7,578   $214,001  $126,183      ($12,213)       ($1,936)
=============================================================================================================================

Balance at January 1, 2006                         $345,576   $7,578   $214,001  $139,601      ($12,364)       ($3,240)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income, net of tax:
Net Income                                           20,210        -          -    20,210             -              -
   Change in unrealized appreciation
   of available-for-sale securities, net of tax        (961)       -          -         -             -           (961)
                                                     ------
Total Comprehensive Income                           19,249        -          -         -             -              -
Issuance of 66,296 common shares
 under stock based compensation plans,
 including related tax effects                          636        -          -       292           344              -
Cost of 292,099 shares of common
stock acquired for treasury                          (7,385)       -          -         -        (7,385)             -
Cash dividend ($0.255 per share)*                    (5,764)       -          -    (5,764)            -              -
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                           $352,312   $7,578   $214,001  $154,339      ($19,405)       ($4,201)
=============================================================================================================================

*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.

The accompanying notes are a part of the consolidated financial statements.


1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                    2006           2005
                                                               ------------   -------------
Operating activities:
  Net income                                                     $  20,210      $  15,171
  Adjustments to reconcile net income to net cash
     (used in)/from by operating activities:
       Provision for loan and lease recoveries                      (1,971)        (3,832)
       Depreciation of premises and equipment                        2,527          2,548
       Depreciation of equipment owned and leased to others          6,929          6,517
       Amortization of investment security premiums
          and accretion of discounts, net                              392          2,513
       Amortization of mortgage servicing rights                     2,972          3,588
       Mortgage servicing asset impairment recoveries                  (30)          (613)
       Change in deferred income taxes                              (3,917)         4,292
       Realized investment securities gains                         (2,233)          (909)
       Change in mortgages held for sale                           (14,794)       (48,826)
       Change in trading account securities                           (300)             -
       Change in interest receivable                                   309           (313)
       Change in interest payable                                    1,918             74
       Change in other assets                                       (1,534)        (2,286)
       Change in other liabilities                                   5,517          2,797
       Other                                                          (152)           136
                                                               ------------   ------------
Net change in operating activities                                  15,843        (19,143)

Investing activities:
  Proceeds from sales of investment securities                      61,650         24,573
  Proceeds from maturities of investment securities                138,658        153,226
  Purchases of investment securities                              (195,764)       (99,631)
  Net change in short-term investments                              66,258        201,009
  Loans sold or participated to others                                   -            (18)
  Net change in loans and leases                                  (149,251)      (100,720)
  Net change in equipment owned under operating leases             (16,326)        (6,492)
  Purchases of premises and equipment                               (2,312)        (3,529)
                                                               ------------   ------------
Net change in investing activities                                 (97,087)       168,418

Financing activities:
  Net change in demand deposits, NOW
     accounts and savings accounts                                (210,773)      (100,686)
  Net change in certificates of deposit                            279,795         31,013
  Net change in short-term borrowings                                8,253        (56,223)
  Proceeds from issuance of long-term debt                          10,859            355
  Payments on long-term debt                                          (206)          (163)
  Net proceeds from issuance of treasury stock                         635            498
  Acquisition of treasury stock                                     (7,385)        (2,046)
  Cash dividends                                                    (5,867)        (5,063)
                                                               ------------   ------------
Net change in financing activities                                  75,311       (132,315)

Net change in cash and cash equivalents                             (5,933)        16,960

Cash and cash equivalents, beginning of year                       124,817         78,255
                                                               ------------   ------------

Cash and cash equivalents, end of period                         $ 118,884      $  95,215
                                                               ============   ============

The accompanying notes are a part of the consolidated financial statements.

                             1ST SOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders' equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation's Annual Report on Form 10-K for 2005 (2005 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by
U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.    Recent Accounting Pronouncements

     ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No.
48), "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

     ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

    ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133 , "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

     MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT: In November 2005, the FASB issued Staff Position (FSP) SFAS No. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP nullifies certain requirements of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," and supercedes Emerging Issues Task Force (EITF) Abstracts, Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The FSP was required to be applied to reporting periods beginning after December 15, 2005. The issuance of this FSP did not have a material impact on the financial condition, the results of operations, or liquidity of 1st Source.

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

     We issue letters of credit that are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

     As of June 30, 2006 and December 31, 2005, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $219.37 million and $130.73 million, respectively. Outstanding commitments to sell mortgage loans aggregated $126.13 million at June 30, 2006, and $98.39 million at December 31, 2005. Standby letters of credit totaled $80.54 million and $76.43 million at June 30, 2006, and December 31, 2005, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

     As of June 30, 2006, we had five stock-based employee compensation plans, which are more fully described in Note K of the Consolidated Financial Statements in 1st Source's Annual Report on Form 10-K for the year ended December 31, 2005. These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan. The Employee Stock Purchase Plan is non-compensatory.

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

       As a result of our January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the three month period ended June 30, 2006 on income before income taxes and on net income were additions of $0.67 million and $0.41 million, respectively; and for the six month period ended June 30, 2006 on income before income taxes and on net income were additions of $1.82 million and $1.12 million, respectively. The cumulative effect of the change in accounting was $0.66 million before income taxes and $0.40 million, after income taxes. The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $0.02 per share. The impact on both basic and diluted earnings per share for the six months ended June 30, 2006 was $0.05 per share. In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Pro Forma Information under SFAS No. 123

       Pro forma information regarding the effect on the net income and basic and diluted income per share for the three and six month periods ended June 30, 2005, had we applied the fair value recognition provisions of SFAS No. 123, are as follows:

                                                                    ------------------ ------------------ -----------------
                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30                             JUNE 30
                                                                    ------------------ ------------------ -----------------
                                                                          2005                                  2005
                                                                          ----                                  ----

Net income, as reported (000's)                                       $  8,227                               $15,171
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects
                                                                           626                                 1,542
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards, net of related tax effects
                                                                          (695)                               (1,632)
                                                                       --------                            ----------

Pro forma net income                                                  $  8,158                               $15,081
                                                                      =========                              ========

Earnings per share:
    Basic--as reported                                                     $0.36                                 $0.67
                                                                           =====                                 =====
    Basic--pro forma                                                       $0.36                                 $0.66
                                                                           =====                                 =====

    Diluted--as reported                                                   $0.36                                 $0.66
                                                                           =====                                 =====
    Diluted--pro forma                                                     $0.35                                 $0.65
                                                                           =====                                 =====


       The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

       The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source's closing stock price on the last trading day of the second quarter of 2006 (June 30, 2006) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006, this amount changes based on the fair market value of 1st Source's stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was $637 thousand. Total fair value of options vested and expensed was $12 thousand and $25 thousand, net of tax, for the three and six month periods ended June 30, 2006, respectively. No options were granted during the three and six month periods ended June 30, 2006 or 2005.


                                                                June 30, 2006
                                                       ----------------------------------
                                                                                               Average
                                                                            Weighted          Remaining            Total
                                                                            Average          Contractual         Intrinsic
                                                         Number of         Grant-date           Term               Value
                                                          Shares           Fair Value        (in years)         (in 000's)
---------------------------------------------------   ----------------   ---------------  ------------------   --------------
Options outstanding, beginning of year                        580,848            $24.61
Granted                                                             -                 -
Exercised                                                     (49,494)            12.14
Forfeited                                                           -                 -
                                                      ----------------   ---------------
Options outstanding, June 30, 2006                            531,354            $25.31                 2.5           $2,891
                                                      ================   ===============


Vested and expected to vest at June 30, 2006                  531,354            $25.31                 2.6           $2,891
                                                      ================
Exercisable at June 30, 2006                                  508,438            $25.75                 2.5           $2,543
                                                      ================


       As of June 30, 2006, there was $301,413 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.82 years.

       The following table summarizes information about stock options outstanding at June 30, 2006:


                                         Weighted
                                         Average         Weighted                        Weighted
     Range of            Number         Remaining         Average         Number         Average
     Exercise          of shares       Contractual       Exercise        of shares       Exercise
      Prices          Outstanding          Life            Price        Exercisable       Price
-----------------------------------------------------------------------------------------------------

$11.31 to $17.99        76,887             4.04            $14.23          63,137         $14.70
$18.00 to $26.99        66,930             4.42             20.82          57,764          20.81
$27.00 to $28.30       387,537             2.06             28.29         387,537          28.29


       The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header "Stock Based Option Valuation and Expense Information under SFAS No.123(R)."

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

     The following management's discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2006, as compared to December 31, 2005, and the results of operations for the three and six month periods ended June 30, 2006 and 2005. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2005 Annual Report.


                               FINANCIAL CONDITION
                               -------------------

    Our total assets at June 30, 2006, were $3.61 billion, up 2.77% from December 31, 2005. Total loans and leases increased 6.16% and total deposits increased 2.51% over the comparable figures at the end of 2005.

     Nonperforming assets at June 30, 2006, were $15.43 million compared to $22.04 million at December 31, 2005, an improvement of 29.99%. Nonperforming assets decreased across our entire loan and lease portfolios with the exception of loans secured by real estate. The most significant decreases were primarily in the commercial and agricultural loans, aircraft financing, and construction equipment financing categories. At June 30, 2006, nonperforming assets were 0.57% of net loans and leases compared to 0.87% at December 31, 2005.

Accrued income and other assets were as follows:

(Dollars in Thousands)
                                                      June 30,      December 31,
                                                        2006            2005
                                                   --------------   ------------
Accrued income and other assets:
  Bank owned life insurance cash surrender value        $ 35,444        $ 34,772
  Accrued interest receivable                             14,071          14,381
  Mortgage servicing assets                               14,281          19,363
  Other real estate                                          819             959
  Repossessions                                            1,083           4,284
  Intangible assets                                       20,056          21,381
  All other assets                                        29,868          22,199
                                                   --------------   ------------
Total accrued income and other assets                  $ 115,622       $ 117,339
                                                   ==============   ============

                                     CAPITAL
                                     -------

      As of June 30, 2006, total shareholders' equity was $352.31 million, up 1.95% from the $345.58 million at December 31, 2005. In addition to net income of $20.21 million, other significant changes in shareholders' equity during the first six months of 2006 included $7.39 million in treasury stock purchases, and $5.76 million of dividends paid. The accumulated other comprehensive loss component of shareholders' equity totaled $4.20 million at June 30, 2006, compared to $3.24 million at December 31, 2005. The increase in accumulated other comprehensive loss was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 9.76% as of June 30, 2006, compared to 9.84% at December 31, 2005. Book value per common share rose to $15.67 at June 30, 2006, up from $15.20 at December 31, 2005 (per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006).

      We declared and paid dividends per common share of $0.127 during the second quarter of 2006. The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 28.63% (per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006). The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for
U. S. banking organizations. The actual and required capital amounts and ratios of 1st Source and our largest subsidiary, the Bank, as of June 30, 2006, are presented in the table below:

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                  Minimum Capital            Prompt Corrective
                                                          Actual                      Adequacy               Action Provisions
(Dollars in thousands)                               Amount       Ratio          Amount       Ratio         Amount        Ratio
--------------------------------------------------------------------------------------------------------------------------------
Total Capital (To Risk-Weighted Assets):
  1st Source                                         $433,349     14.42 %       $240,422      8.00 %       $300,527      10.00 %
  Bank                                                413,465     14.04          235,549      8.00          294,436      10.00
Tier 1 Capital (to Risk-Weighted Assets):
  1st Source                                          393,707     13.10          120,211      4.00          180,316       6.00
  Bank                                                375,810     12.76          117,774      4.00          176,662       6.00
Tier 1 Capital (to Average Assets):
  1st Source                                          393,707     11.37          138,495      4.00          173,119       5.00
  Bank                                                375,810     11.13          135,094      4.00          168,868       5.00



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

     The ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. At June 30, 2006, the consolidated statement of financial condition was rate sensitive by $320.28 million more liabilities than assets scheduled to reprice within one year, or approximately 0.86%.

                              RESULTS OF OPERATIONS
                              ---------------------

     Net income for the three and six month periods ended June 30, 2006, was $10.28 million and $20.21 million respectively, compared to $8.23 million and $15.17 million for the same periods in 2005. Diluted net income per common share was $0.45 and $0.88 respectively, for the three and six month periods ended June 30, 2006, compared to $0.36 and $0.66 for the same periods in 2005 (per share data gives retroactive recognition to a 10% stock dividend declared on July 27,
2006). Return on average common shareholders' equity was 11.62% for the six months ended June 30, 2006, compared to 9.33% in 2005. The return on total average assets was 1.18% for the six months ended June 30, 2006, compared to 0.91% in 2005.

     The increase in net income for the six months ended June 30, 2006, over the first six months of 2005, was primarily the result of a 9.28% improvement in net interest income and a 15.05% improvement in noninterest income. Total interest income increased primarily due to increase in the volume and yields on loans. Total interest expense increased primarily due to increased volumes and higher cost of funds, reflecting the interest rate environment. Details of the changes in the various components of net income are further discussed below.

                               NET INTEREST INCOME
                               -------------------

      The taxable equivalent net interest income for the three months ended June 30, 2006, was $27.81 million, an increase of 11.76% over the same period in 2005. The net interest margin on a fully taxable equivalent basis was 3.44% for the three months ended June 30, 2006, compared to 3.18% for the three months ended June 30, 2005. The taxable equivalent net interest income for the six month period ended June 30, 2006, was $53.53 million, an increase of 8.94% over 2005, resulting in a net yield of 3.36%, compared to a net yield of 3.16% for the same period in 2005.

      Total average earning assets increased 3.31% and 2.42%, respectively, for the three and six month periods ended June 30, 2006, over the comparative periods in 2005. Average loans and leases outstanding increased 9.33% and 8.60% for the three and six month periods, compared to the same periods in 2005; the increase was due primarily to increased loan outstandings in aircraft financing, commercial and agricultural loans, auto and light truck financings, construction equipment financing, medium and heavy duty truck financings, and loans secured by real estate. These increases were offset slightly by decreases in consumer loans and environmental equipment loans and leases. Total average investment securities decreased 13.25% and 15.95% for the three and six month periods ended June 30, 2006, as compared to one year ago, as availability of excess funds used for investment purposes decreased due to loan growth. These decreases were due primarily to decreases in U. S. Treasury securities and Federal agency securities. For the six month period, average mortgages held for sale decreased 18.98%, due to timing differences in loan sales for the first six months of 2006 as compared to the first six months of 2005. Other investments, which include federal funds sold, time deposits with other banks and trading account securities, decreased for the three and six month periods ended June 30, 2006 over the same periods of 2005. The taxable equivalent yields on total average earning assets were 6.36% and 5.30% for the three month periods ended June 30, 2006 and 2005, respectively, and 6.19% and 5.21% for the six month periods ended June 30, 2006 and 2005, respectively.

         Average interest bearing deposits increased 5.78% and 3.80% for the three and six month periods ended June 30, 2006, respectively, over the same periods in 2005. The rates on average interest-bearing deposits were 3.31% and 2.42% for the three months ended June 30, 2006 and 2005, and 3.19% and 2.34% for the six month periods ended June 30, 2006 and 2005, respectively. The increase in the average cost of interest-bearing deposits during the first six months of 2006 as compared to the first six months of 2005 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates and increased competition for deposits across all markets. These higher cost deposits were pursued due to increased funding needs. The rates on average interest-bearing liabilities were 3.51% and 2.59% for the three month periods ended June 30, 2006 and 2005, respectively, and 3.40% and 2.49% for the six month periods ended June 30, 2006 and 2005, respectively.

      The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                                                       Three months ended June 30,
                                                                      ------------------------------
                                                                     2006                          2005
                                                        ---------------------------- ----------------------------
                                                                    Interest                      Interest
                                                          Average   Income/  Yield/    Average    Income/  Yield/
                                                          Balance   Expense  Rate      Balance    Expense  Rate
                                                        ---------------------------- ----------------------------
ASSETS:
   Investment securities:
     Taxable                                            $   453,246 $ 4,797   4.25%   $   534,446 $ 3,915  2.94%
     Tax exempt                                             174,071   1,855   4.27%       188,716   1,951  4.15%
   Mortgages - held for sale                                 54,654     916   6.72%        76,839   1,151  6.01%
   Net loans and leases                                   2,542,118  43,604   6.88%     2,325,183  34,379  5.93%
   Other investments                                         22,240     271   4.89%        17,064     127  2.98%
                                                        ---------------------------- ----------------------------
Total Earning Assets                                      3,246,329  51,443   6.36%     3,142,248  41,523  5.30%

   Cash and due from banks                                   80,058                        85,701
   Reserve for loan and lease losses                        (59,428)                      (62,613)
   Other assets                                             215,573                       194,544
                                                        ------------                 -------------
Total                                                   $ 3,482,532                   $ 3,359,880
                                                        ============                 =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest-bearing deposits                            $ 2,334,683 $19,283   3.31%   $ 2,206,994 $13,330  2.42%
   Short-term borrowings                                    270,896   2,822   4.18%       296,979   2,006  2.71%
   Subordinated notes                                        59,022   1,080   7.34%        59,022   1,000  6.80%
   Long-term debt and
      mandatorily redeemable securities                      33,496     451   5.40%        18,026     305  6.79%
                                                        ---------------------------- ----------------------------
Total Interest-Bearing Liabilities                        2,698,097  23,636   3.51%     2,581,021  16,641  2.59%
   Noninterest-bearing deposits                             372,024                       396,596
   Other liabilities                                         60,262                        53,916
   Shareholders' equity                                     352,149                       328,347
                                                        ------------                 -------------
Total                                                   $ 3,482,532                   $ 3,359,880
                                                        ============                 =============

                                                                    -------                       -------
Net Interest Income                                                 $27,807                       $24,882
                                                                    =======                       =======
Net Yield on Earning Assets on a Taxable                                      -----                        -----
 Equivalent Basis                                                             3.44%                        3.18%
                                                                              =====                        =====


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
                                                                       Six  months ended June 30,
                                                                       --------------------------
                                                                   2006                            2005
                                                        ----------------------- --------------------------------
                                                                   Interest                       Interest
                                                          Average  Income/   Yield/    Average    Income/  Yield/
                                                          Balance  Expense   Rate      Balance    Expense  Rate
ASSETS:
   Investment securities:
     Taxable                                            $   456,013 $ 8,722   3.86%   $   565,088 $ 7,733  2.76%
     Tax exempt                                             174,547   3,682   4.25%       185,114   3,802  4.14%
   Mortgages - held for sale                                 53,545   1,743   6.56%        66,086   1,934  5.90%
   Net loans and leases                                   2,499,834  83,729   6.75%     2,301,846  67,295  5.90%
   Other investments                                         25,380     587   4.66%        15,413     204  2.67%
                                                        ----------------------- --------------------------------
Total Earning Assets                                      3,209,319  98,463   6.19%     3,133,547  80,968  5.21%

   Cash and due from banks                                   80,001                        83,080
   Reserve for loan and lease losses                        (59,067)                      (63,134)
   Other assets                                             213,753                       195,839
                                                        ------------                  ------------
Total                                                   $ 3,444,006                   $ 3,349,332
                                                        ============                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Interest-bearing deposits                            $ 2,293,114 $36,316   3.19%   $ 2,209,069 $25,646  2.34%
   Short-term borrowings                                    281,386   5,582   4.00%       294,904   3,708  2.54%
   Subordinated notes                                        59,022   2,130   7.28%        59,022   1,964  6.71%
   Long-term debt and
      mandatorily redeemable securities                      32,250     905   5.66%        17,975     515  5.78%
                                                        ----------------------- --------------------------------
Total Interest-Bearing Liabilities                        2,665,772  44,933   3.40%     2,580,970  31,833  2.49%
   Noninterest-bearing deposits                             367,637                       387,312
   Other liabilities                                         59,863                        53,107
   Shareholders' equity                                     350,734                       327,943
                                                        ------------                  ------------

Total                                                   $ 3,444,006                   $ 3,349,332
                                                        ============                  ============

                                                                    -------                       -------
Net Interest Income                                                 $53,530                       $49,135
                                                                    =======                       =======
Net Yield on Earning Assets on a Taxable                                      -----                         -----
 Equivalent Basis                                                             3.36%                         3.16%
                                                                              =====                         =====


                 PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
                 -----------------------------------------------

     The recovery of provision for loan and lease losses for the three month periods ended June 30, 2006 and 2005 was $1.67 million and $3.41 million, respectively, and $1.97 million and $3.83 million for the six month periods ended June 30, 2006 and 2005, respectively. Net recoveries of $1.77 million were recorded for the second quarter 2006, compared to net recoveries of $0.31 million for the same quarter a year ago. Year-to-date net recoveries of $2.47 million have been recorded in 2006, compared to net charge-offs of $0.29 million through June 2005.

      In the second quarter 2006, loan and lease delinquencies were 0.23%, as compared to 0.53% for the second quarter 2005, and 0.38% at the end of 2005. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.26% as compared to 2.50% for the same period one year ago and 2.38% at December 31, 2005. A summary of loan and lease loss experienced during the three and six month periods ended June 30, 2006 and 2005 is provided below.


                                                                     Summary of Reserve for Loan and Lease Losses
                                                          -------------------------------------------------------------
                                                                              (Dollars in Thousands)
                                                              Three Months Ended               Six Months Ended
                                                                  June 30,                          June 30,
                                                          -------------------------------------------------------------
                                                            2006            2005             2006             2005
                                                          ----------   ---------------   -------------   --------------
Reserve for loan and lease losses - beginning balance     $   59,097     $   62,647      $   58,697        $   63,672
      Charge-offs                                               (591)          (853)         (1,371)           (3,056)
      Recoveries                                               2,362          1,164           3,842             2,763
                                                          ----------   ---------------   -------------   --------------
Net recoveries/(charge-offs)                                   1,771            311           2,471              (293)

Recovery of provision for loan and lease losses               (1,671)        (3,411)         (1,971)           (3,832)
                                                          ----------   ---------------   -------------   --------------
Reserve for loan and lease losses - ending balance        $   59,197     $   59,547      $   59,197        $   59,547
                                                          ==========   ===============   =============   ==============

Loans and leases outstanding at end of period             $2,615,152     $2,380,614      $2,615,152        $2,380,614
Average loans and leases outstanding during period         2,542,118      2,325,183       2,499,834         2,301,846


Reserve for loan and lease losses as a percentage of
      loans and leases outstanding at end of period           2.26%           2.50%           2.26%             2.50%
Ratio of net (recoveries)/charge-offs during period to
      average loans and leases outstanding                   (0.28)%         (0.05)%         (0.20)%            0.03%

                              NONPERFORMING ASSETS
                              --------------------

Nonperforming assets were as follows:

(Dollars in thousands)
                                                       June 30,      December 31,      June 30,
                                                         2006            2005            2005
                                                     -------------   -------------   -------------
Loans and leases past due 90 days or more                $    278        $    245        $     52
Nonaccrual and restructured loans and leases               13,252          16,552          19,447
Other real estate                                             819             960           1,067
Repossessions                                               1,082           4,284             411
Equipment owned under operating leases                          -               -           1,088
                                                     -------------   -------------   -------------
Total nonperforming assets                               $ 15,431        $ 22,041        $ 22,065
                                                     =============   =============   =============




     Nonperforming assets totaled $15.43 million at June 30, 2006, reflecting an improvement of 29.99% from $22.04 million at December 31, 2005 and an improvement of 30.07% from $22.07 million at June 30, 2005. The improvement during the first six months of 2006 was primarily related to a decrease in nonaccrual loans and leases in all areas, with the exception of loans secured by real estate, and a decline in aircraft repossessions. Nonperforming assets as a percentage of total loans and leases improved to 0.57% at June 30, 2006, from 0.87% at December 31, 2005 and 0.91% at June 30, 2005.

     As of June 30, 2006, the Bank had a $3.32 million standby letter of credit outstanding that supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

     As of June 30, 2006, repossessions consisted of aircraft, automobiles, light trucks, and environmental equipment. At the time of repossession, unless the equipment is in the process of immediate sale, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Any subsequent write-downs are included in noninterest expense.

SUPPLEMENTAL LOAN INFORMATION AS OF JUNE 30, 2006

(Dollars in thousands)                                                   Nonaccrual        Other real estate      Year-to-date
                                                Loans and leases            and                owned and        net credit losses/
                                                   outstanding       restructured loans      repossessions        (recoveries)
                                                ------------------  ---------------------  -------------------  ------------------

Commercial and agricultural loans                     $   491,334               $  1,214              $     -            $   (391)
Auto, light truck and environmental equipment             337,497                    712                   58                (233)
Medium and heavy duty truck                               319,845                      -                    -                 (16)
Aircraft financing                                        453,470                  6,143                  958              (1,463)
Construction equipment financing                          273,621                  1,385                    -                (719)
Loans secured by real estate                              618,204                  3,704                  819                  15
Consumer loans                                            121,181                     94                   66                 261

                                                ------------------  ---------------------  -------------------  ------------------
Total                                                 $ 2,615,152               $ 13,252              $ 1,901            $ (2,546)
                                                ==================  =====================  ===================  ==================



                               NONINTEREST INCOME
                               ------------------

     Noninterest income for the three month periods ended June 30, 2006 and 2005 was $19.07 million and $15.40 million, respectively, and $38.07 million and $33.09 million for the six month periods ended June 30, 2006 and 2005, respectively. Details of noninterest income follow:

(Dollars in thousands)                                       Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                     ----------------------------   -----------------------------
                                                            2006           2005           2006             2005
Noninterest income:
  Trust fees                                              $ 3,658         $ 3,285       $ 7,049          $ 6,531
  Service charges on deposit accounts                       4,917           4,251         9,303            8,214
  Mortgage banking income                                   3,105           1,551         4,862            4,318
  Insurance commissions                                       932             833         2,614            1,997
  Equipment rental income                                   4,658           3,927         8,878            7,942
  Other income                                              1,647           1,546         3,133            3,182
  Investment securities and other investment gains            150               5         2,233              909
                                                     ----------------  ----------   ---------------  ------------
Total noninterest income                                  $19,067         $15,398       $38,072          $33,093
                                                     ================  ==========   ===============  ============

     During the second quarter of 2006, mortgage banking income increased primarily due to a gain on a bulk sale of mortgage servicing rights of $1.25 million. Equipment rental income increased during the second quarter of 2006 mainly due to an increase in the operating lease portfolio and rental recoveries. Service charges on deposit accounts, which include overdraft and NSF fees, increased as a result of growth in the number of retail deposit accounts and increased incidence rates.

     Trust fees and insurance commissions increased in both the three and six month periods ended June 30, 2006, over the same periods in 2005. Trust fees increased due to growth in assets under management and an increase in IRA custodian revenue. Insurance commissions increased due to growth in commercial lines and higher premiums and higher contingent commissions in the first quarter.

     Gains on venture partnership investment totaled $2.07 million for the first six months of 2006 compared to gains of $0.74 million for the first six months of 2005.

                               NONINTEREST EXPENSE
                               -------------------

     Noninterest expense for the three month periods ended June 30, 2006 and 2005 was $32.39 million and $30.63 million, respectively, and $61.79 million and $62.30 million for the six month periods ended June 30, 2006 and 2005, respectively. Details of noninterest expense follow:

(Dollars in thousands)                                    Three Months Ended                Six Months Ended
                                                               June 30,                          June 30,
                                                       ---------------------------  -----------------------------
                                                           2006             2005          2006             2005
Noninterest expense:
  Salaries and employee benefits                        $ 16,873         $ 17,090      $ 32,387         $ 35,634
  Net occupancy expense                                    1,860            1,732         3,727            3,834
  Furniture and equipment expense                          2,959            2,844         6,093            5,486
  Depreciation - leased equipment                          3,547            3,194         6,929            6,517
  Professional fees                                        1,104              685         1,989            1,484
  Supplies and communication                               1,307            1,321         2,670            2,664
  Business development and marketing expense               1,048              910         1,690            1,520
  Intangible asset amortization                              659              670         1,325            1,328
  Loan and lease collection and repossession expense         185              318           275              184
  Other expense                                            2,844            1,862         4,707            3,649
                                                       ----------      ----------      --------       ----------
Total noninterest expense                               $ 32,386         $ 30,626      $ 61,792         $ 62,300
                                                       ==========      ==========      ========       ==========

     The overall decrease in noninterest expense was mainly reflected in salaries and employee benefits on a year-over-year basis. This decrease was primarily due to the first quarter 2006 reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards. This one-time expense reversal, combined with the adoption of SFAS No. 123(R) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax. Stock-based compensation is discussed further in Note 5 of the Unaudited Notes to Consolidated Financial Statements.

     As of June 30, 2006, leased equipment depreciation increased on a year-over-year basis, primarily due to the increase in the operating lease portfolio. Professional fees increased mostly due to higher audit and regulatory examination fees. Other expenses were higher at June 30, 2006, as compared to one year ago as a result of higher legal contingency expenses and losses related to an employee defalcation, which contributed equally to the increase. Furniture and equipment expense increased on a year-over-year basis due to increased software costs, expenses related to the core system conversion project and other processing charges. Loan and lease collection and repossession expense increased slightly on a year-over-year basis as gains on disposition of repossessed assets decreased and valuation adjustments related to repossessed assets increased. Supplies and communication and business development and marketing expense remained comparable to 2005 levels.

                                  INCOME TAXES
                                  ------------

     The provision for income taxes for the three and six month periods ended June 30, 2006, was $5.22 million and $10.29 million, respectively, compared to $4.16 million and $7.26 million, respectively, for the same period in 2005. The effective tax rates were 33.68% for the quarter ended June 30, 2006 and 33.73% for the six month period ended June 30, 2006, compared to 33.57% and 32.37% for the three and six month periods ended June 30, 2005, respectively. The effective tax rate increased due to an increase in pre-tax income. The provision for income taxes for the three and six month periods ended June 30, 2006 and 2005, are at a rate which management believes approximates the effective rate for the year.

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

                             CONTROLS AND PROCEDURES

     As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2006, our disclosure controls and procedures were effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of their businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source's consolidated financial position or results of operations.

ITEM 1A.  Risk Factors.

     There have been no material changes in risks faced by 1st Source since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. For information regarding our risk factors, refer to 1st Source's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES


                         (a)              (b)                  (c)                                 (d)
                                                           Total number of            Maximum number(or approximate
                     Total number        Average           shares purchased             dollar value) of shares
                      of shares      price paid per   as part of publicly announced  that may yet be purchased under
Period                purchased          share              plans or programs             the plans or programs*
--------------------------------------------------------------------------------------------------------------------
April 01 - 30, 2006       0                0                        0                           1,025,248
May 01 - 31, 2006      62,710            28.40                   62,710                          962,538
June 01 - 30, 2006       120             28.30                     120                           962,418


(1)  1st Source  maintains a stock  repurchase  plan that was  authorized by the
     Board of Directors on April 27,  (2006.)  Under the terms of the plan,  1st
     Source may  repurchase  up to  1,025,248*  shares of its common  stock when
     favorable   conditions   exist  on  the  open  market  or  through  private
     transactions  at various  prices from time to time.  Since the inception of the plan, 1st Source has repurchased a total of 62,830* shares.

     *Unadjusted for 10% stock dividend declared on July 27, 2006.


ITEM 3.   Defaults Upon Senior Securities.

              None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The following actions were taken by the shareholders of 1st Source at the annual shareholders' meeting held April 27, 2006:

1.  Election of Directors

     The directors named below were elected to the board of directors for terms expiring in April 2009, as follows:

     Nominee                  Votes For          Votes Withheld
     -------                  ---------          --------------
     Terry L. Gerber         20,156,933            316,799
     William P. Johnson      20,163,184            573,549
     Craig A. Kapson         20,137,994            295,118
     John T. Phair           20,163,184            176,077
     Mark D. Schwabero       20,163,184            309,373

     In addition, the following directors continued in office after the 2006 annual meeting:

  Terms Expiring in April 2007:                 Terms Expiring in April 2008:
  -----------------------------                 -----------------------------
     David C. Bowers                               Lawrence E. Hiler
     Daniel B. Fitzpatrick                         Rex Martin
     Wellington D. Jones III                       Christopher J. Murphy III
     Dane A. Miller                                Timothy K. Ozark
     Toby S. Wilt

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



                                        1st Source Corporation



DATE   July 27, 2006                    /s/CHRISTOPHER J. MURPHY III
----   -------------                    ----------------------------
                                        Christopher J. Murphy III
                                        Chairman of the Board, President and CEO


DATE   July 27, 2006                    /s/LARRY E. LENTYCH
----   -------------                    -------------------
                                        Larry E. Lentych
                                        Treasurer and Chief Financial Officer
                                        Principal Accounting Officer