Form 10-Q
period 2006-09-30
1ST SOURCE CORP
filed 2006-10-26
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR
 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number 0-6233
1st SOURCE CORPORATION
(Exact name of registrant as specified in its charter)
INDIANA	35-1068133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Michigan Street	South Bend, Indiana	46601
(Address of principal executive offices) (Zip Code)

(574) 235-2000
(Registrant’s telephone number, including area code)

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

Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

    Number of shares of common stock outstanding as of October 23, 2006 - 22,501,261 shares

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)
	Consolidated statements of financial condition -- September 30, 2006, and December 31, 2005	3
	Consolidated statements of income -- three months and nine months ended September 30, 2006 and 2005	4
	Consolidated statements of changes in shareholders’ equity -- nine months ended September 30, 2006 and 2005	5
	Consolidated statements of cash flows -- nine months ended September 30, 2006 and 2005	6
	Notes to the Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		26

EXHIBITS
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 10(e)
	Exhibit 10(g)

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$87,166	$124,817
Federal funds sold and
interest bearing deposits with other banks	57,742	68,578
Investment securities available-for-sale
(amortized cost of $630,169 and $637,878
at September 30, 2006 and December 31, 2005, respectively)	628,691	632,625
Mortgages held for sale	54,185	67,224
Loans and leases - net of unearned discount:
Commercial and agricultural loans	490,612	453,197
Auto, light truck and environmental equipment	323,671	310,786
Medium and heavy duty truck	335,039	302,137
Aircraft financing	453,975	459,645
Construction equipment financing	287,172	224,230
Loans secured by real estate	610,612	601,077
Consumer loans	126,072	112,359
Total loans and leases	2,627,153	2,463,431
Reserve for loan and lease losses	(59,002)	(58,697)
Net loans and leases	2,568,151	2,404,734
Equipment owned under operating leases, net	74,218	58,250
Net premises and equipment	36,927	37,710
Accrued income and other assets	114,553	117,339
Total assets	$3,621,633	$3,511,277

LIABILITIES
Deposits:
Noninterest bearing	$334,319	$393,494
Interest bearing	2,550,949	2,352,093
Total deposits	2,885,268	2,745,587

Federal funds purchased and securities
sold under agreements to repurchase	184,726	230,756
Other short-term borrowings	24,484	46,713
Long-term debt and mandatorily redeemable securities	43,689	23,237
Subordinated notes	59,022	59,022
Accrued expenses and other liabilities	60,998	60,386
Total liabilities	3,258,187	3,165,701

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 23,781,666 at September 30, 2006 and 23,778,780 at December 31, 2005, less unearned shares
(263,134 at September 30, 2006 and 260,248 at December 31, 2005)*	8,336	7,578
Capital surplus	280,827	214,001
Retained earnings	94,595	139,601
Cost of common stock in treasury (1,017,271 shares at September 30, 2006, and
782,428 shares at December 31, 2005)*	(19,393)	(12,364)
Accumulated other comprehensive loss	(919)	(3,240)
Total shareholders' equity	363,446	345,576
Total liabilities and shareholders' equity	$3,621,633	$3,511,277

*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans and leases	$47,468	$38,781	$132,777	$107,883
Investment securities, taxable	5,298	3,501	14,020	11,234
Investment securities, tax-exempt	1,279	1,342	3,838	3,942
Other	334	33	921	237
Total interest income	54,379	43,657	151,556	123,296
Interest expense:
Deposits	22,399	14,452	58,715	40,098
Short-term borrowings	2,776	2,586	8,358	6,294
Subordinated notes	1,098	1,015	3,228	2,979
Long-term debt and mandatorily redeemable securities	655	305	1,560	820
Total interest expense	26,928	18,358	71,861	50,191
Net interest income	27,451	25,299	79,695	73,105
Recovery of provision for loan and lease losses	(667)	(1,304)	(2,638)	(5,136)
Net interest income after
recovery of provision for loan and lease losses	28,118	26,603	82,333	78,241
Noninterest income:
Trust fees	3,271	3,139	10,320	9,670
Service charges on deposit accounts	5,020	4,656	14,323	12,870
Mortgage banking income	4,971	3,816	9,833	8,134
Insurance commissions	1,012	1,099	3,626	3,096
Equipment rental income	5,032	4,108	13,910	12,050
Other income	1,740	1,607	4,873	4,789
Investment securities and other investment (losses) gains	(223)	(559)	2,010	350
Total noninterest income	20,823	17,866	58,895	50,959
Noninterest expense:
Salaries and employee benefits	17,433	17,663	49,820	53,297
Net occupancy expense	1,854	1,848	5,581	5,682
Furniture and equipment expense	2,936	2,958	9,029	8,444
Depreciation - leased equipment	4,031	3,207	10,960	9,724
Supplies and communication	1,358	1,417	4,028	4,081
Other expense	4,212	3,190	14,198	11,355
Total noninterest expense	31,824	30,283	93,616	92,583
Income before income taxes	17,117	14,186	47,612	36,617
Income tax expense	6,153	4,705	16,438	11,965

Net income	$10,964	$9,481	$31,174	$24,652

Other comprehensive income (loss), net of tax:
Change in unrealized appreciation (depreciation) of
available-for-sale securities	3,282	(916)	2,321	(2,555)

Total comprehensive income	$14,246	$8,565	$33,495	$22,097
Per common share*:
Basic net income per common share	$0.49	$0.42	$1.38	$1.08
Diluted net income per common share	$0.48	$0.41	$1.36	$1.07
Dividends	$0.140	$0.118	$0.394	$0.336
Basic weighted average common shares outstanding*	22,497,930	22,737,088	22,549,914	22,760,567
Diluted weighted average common shares outstanding*	22,811,273	23,040,503	22,843,785	23,054,000

* The computation of per share data and shares outstanding gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
   The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

						Net
						Unrealized
						Appreciation
					Cost of	(Depreciation)
					Common	of Securities
		Common	Capital	Retained	Stock	Available-
	Total	Stock	Surplus	Earnings	in Treasury	For-Sale
Balance at January 1, 2005	$326,600	$7,578	$214,001	$115,830	($10,512)	($297)
Comprehensive Income, net of tax:
Net Income	24,652	-	-	24,652	-	-
Change in unrealized depreciation
of available-for-sale securities, net of tax	(2,555)	-	-	-	-	(2,555)
Total Comprehensive Income	22,097	-	-	-	-	-
Issuance of 51,383 common shares
under stock based compensation plans,
including related tax effects	539	-	-	158	381	-
Cost of 110,581 shares of common
stock acquired for treasury	(2,212)	-	-	-	(2,212)	-
Cash dividend ($0.336 per share)*	(7,452)	-	-	(7,452)	-	-
Balance at September 30, 2005	$339,572	$7,578	$214,001	$133,188	($12,343)	($2,852)

Balance at January 1, 2006	$345,576	$7,578	$214,001	$139,601	($12,364)	($3,240)
Comprehensive Income, net of tax:
Net Income	31,174	-	-	31,174	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	2,321	-	-	-	-	2,321
Total Comprehensive Income	33,495	-	-	-	-	-
Issuance of 94,089 common shares
under stock based compensation plans,
including related tax effects	709	-	-	353	356	-
Cost of 328,931 shares of common
stock acquired for treasury	(7,385)	-	-	-	(7,385)	-
Cash dividend ($0.394 per share)*	(8,937)	-	-	(8,937)	-	-
10% common stock dividend
($12 cash paid in lieu of fractional shares)	(12)	758	66,826	(67,596)	-	-
Balance at September 30, 2006	$363,446	$8,336	$280,827	$94,595	($19,393)	($919)

*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$31,174	$24,652
Adjustments to reconcile net income to net cash
from/(used in) operating activities:
Recovery of provision for loan and lease losses	(2,638)	(5,136)
Depreciation of premises and equipment	3,689	3,790
Depreciation of equipment owned and leased to others	10,960	9,724
Amortization of investment security premiums
and accretion of discounts, net	159	3,580
Amortization of mortgage servicing rights	3,930	5,332
Mortgage servicing asset impairment recoveries	(16)	(2,170)
Change in deferred income taxes	(5,878)	3,685
Realized investment securities gains	(2,010)	(350)
Change in mortgages held for sale	13,039	(70,746)
Change in interest receivable	(1,705)	(183)
Change in interest payable	5,104	1,777
Change in other assets	577	1,543
Change in other liabilities	(67)	276
Other	77	363
Net change in operating activities	56,395	(23,863)

Investing activities:
Proceeds from sales of investment securities	64,623	28,055
Proceeds from maturities of investment securities	216,996	215,170
Purchases of investment securities	(272,058)	(100,302)
Net change in short-term investments	10,836	218,760
Loans sold or participated to others	-	(18)
Net change in loans and leases	(160,780)	(99,706)
Net change in equipment owned under operating leases	(26,928)	(14,010)
Purchases of premises and equipment	(3,010)	(4,052)
Net change in investing activities	(170,321)	243,897

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(320,060)	(329,120)
Net change in certificates of deposit	459,741	116,918
Net change in short-term borrowings	(68,259)	1,562
Proceeds from issuance of long-term debt	20,972	361
Payments on long-term debt	(337)	(210)
Net proceeds from issuance of treasury stock	709	539
Acquisition of treasury stock	(7,385)	(2,212)
Cash dividends	(9,106)	(7,589)
Net change in financing activities	76,275	(219,751)

Net change in cash and cash equivalents	(37,651)	283

Cash and cash equivalents, beginning of year	124,817	78,255

Cash and cash equivalents, end of period	$87,166	$78,538

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K for 2005 (2005 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2. Recent Accounting Pronouncements

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial condition or results of operations.

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements.  The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not expect SFAS No.158 to have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes: In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN No 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No 48 on our financial statements.

Share-Based Payment: Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the January 1, 2006 adoption of SFAS No.123(R), we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 5 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

Accounting for Servicing of Financial Assets: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

Meaning of Other-Than-Temporary Impairment: In November 2005, the FASB issued Staff Position (FSP) SFAS No. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” and supercedes Emerging Issues Task Force (EITF) Abstracts, Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP was required to be applied to reporting periods beginning after December 15, 2005. The issuance of this FSP did not have a material impact on the financial condition, the results of operations, or liquidity of 1st Source.

Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period - specific or cumulative effects of the change. SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the financial condition, the results of operations or liquidity of 1st Source.

Note 3. Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio, including a higher percentage reserve allocation for special attention loans and leases without a specific reserve, and reserves for pooled homogenous loans and leases. Management’s evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and dispositions and forecasts of future economic and geopolitical events, all of which are subject to judgment and will change.

Note 4. Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, 1st Source Corporation and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. We use the same credit policies and collateral requirements in making commitments and conditional obligations as we do for on-balance-sheet instruments.

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

As of September 30, 2006, and December 31, 2005, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $161.12 million and $130.73 million, respectively. Outstanding commitments to sell mortgage loans aggregated $83.56 million at September 30, 2006, and $98.39 million at December 31, 2005. Standby letters of credit totaled $83.21 million and $76.43 million at September 30, 2006, and December 31, 2005, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5. Stock-Based Compensation

As of September 30, 2006, we had five stock-based employee compensation plans, which are more fully described in Note K of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2005. These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan. The Employee Stock Purchase Plan is non-compensatory.

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

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition, measurement and pro forma disclosure provisions of APB No. 25, the original provisions of SFAS No. 123, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). In accordance with APB No. 25, we generally would have recognized compensation expense for stock awards on the grant date and we generally would have recognized compensation expense for stock options only when we granted options with a discounted exercise price or modified the terms of previously issued options, and would have recognized the related compensation expense ratably over the associated service period, which was generally the option vesting term.

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

As a result of our January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the three month period ended September 30, 2006 on income before income taxes and on net income were additions of $0.27 million and $0.17 million, respectively; and for the nine month period ended September 30, 2006 on income before income taxes and on net income were additions of $2.09 million and $1.29 million, respectively. The cumulative effect of the change in accounting was $0.66 million before income taxes and $0.40 million, after income taxes. The impact on both basic and diluted earnings per share for the three months ended September 30, 2006 was $0.01 per share. The impact on both basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.05 per share. In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Pro Forma Information under SFAS No. 123

Pro forma information regarding the effect on the net income and basic and diluted income per share for the three and nine month periods ended September 30, 2005, had we applied the fair value recognition provisions of SFAS No. 123, are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net income, as reported (000’s)	$9,481	$24,652
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	685	2,227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(701)	(2,333)
Pro forma net income	$9,465	$24,546

Earnings per share:
Basic—as reported	$0.42	$1.08
Basic—pro forma	$0.42	$1.08

Diluted—as reported	$0.41	$1.07
Diluted—pro forma	$0.41	$1.06

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the third quarter of 2006 (September 30, 2006) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006, this amount changes based on the fair market value of 1st Source’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was $948 thousand. Total fair value of options vested and expensed was $17 thousand and $42 thousand, net of tax, for the three and nine month periods ended September 30, 2006, respectively. The weighted-average fair value of options granted during the nine month period ended September 30, 2006 was $9.75.

The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006:

Risk-free interest rate	4.87%
Expected dividend yield	2.02%
Expected volatility factor	35.73%
Expected option life	5.23 years

	September 30, 2006
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Grant-date	Term	Value
	Shares	Fair Value	(in years)	(in 000's)

Options outstanding, beginning of year	580,848	$24.61
Granted	2,859	29.46
Exercised	(70,259)	12.68
Forfeited	(23,170)	20.74
Options outstanding, September 30, 2006	490,278	$26.04	2.37	$1,709

Vested and expected to vest at Setember 30, 2006	490,278	$26.04	2.18	$1,709
Exercisable at September 30, 2006	469,085	$26.48	2.37	$1,428

As of September 30, 2006, there was $304,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.34 years.

The following table summarizes information about stock options outstanding at September 30, 2006:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$11.31 to $17.99	46,162	4.27	$13.89	32,412	$14.67
$18.00 to $26.99	60,390	4.13	20.93	55,806	20.94
$27.00 to $28.30	383,726	1.87	28.30	380,867	28.29

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header “Stock Based Option Valuation and Expense Information under SFAS No.123(R).”

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in 1st Source’s filings with the SEC, including its Annual Report on Form 10-K for 2005, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

The following management’s discussion and analysis is presented to provide information concerning our condition as of September 30, 2006, as compared to December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2005 Annual Report.

FINANCIAL CONDITION

Our total assets at September 30, 2006, were $3.62 billion, up 3.14% from December 31, 2005. Total loans and leases increased 6.65% and total deposits increased 5.09% from comparable figures at the end of 2005.

Nonperforming assets at September 30, 2006, were $14.69 million compared to $22.04 million at December 31, 2005, an improvement of 33.34%. Nonperforming assets decreased across our entire loan and lease portfolios with the exception of loans secured by real estate. The most significant decreases were primarily in the commercial and agricultural loans, construction equipment financing, and aircraft financing categories. At September 30, 2006, nonperforming assets were 0.54% of net loans and leases compared to 0.87% at December 31, 2005.

Accrued income and other assets were as follows:

(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
Accrued income and other assets:
Bank owned life insurance cash surrender value	$35,799	$34,772
Accrued interest receivable	16,085	14,381
Mortgage servicing assets	7,727	19,363
Other real estate	767	959
Repossessions	2,356	4,284
Intangible assets	19,639	21,381
All other assets	32,180	22,199
Total accrued income and other assets	$114,553	$117,339

CAPITAL

As of September 30, 2006, total shareholders' equity was $363.45 million, up 5.17% from the $345.58 million at December 31, 2005. In addition to net income of $31.17 million, other significant changes in shareholders’ equity during the first nine months of 2006 included $7.39 million in treasury stock purchases, and $8.94 million of cash dividends paid and payment of a 10% common stock dividend. The accumulated other comprehensive loss component of shareholders’ equity totaled $0.92 million at September 30, 2006, compared to $3.24 million at December 31, 2005. The decrease in accumulated other comprehensive loss was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 10.04% as of September 30, 2006, compared to 9.84% at December 31, 2005. Book value per common share rose to $16.15 at September 30, 2006, from $15.20 at December 31, 2005 (Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006).

We declared and paid cash dividends per common share of $0.14 during the third quarter of 2006. The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 29.26%. (Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006). The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual and required capital amounts and ratios of 1st Source and our largest subsidiary, the Bank, as of September 30, 2006, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source	$441,600	14.56%	$242,582	8.00%	$303,227	10.00%
Bank	420,403	14.09	238,669	8.00	298,336	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source	401,976	13.26	121,291	4.00	181,936	6.00
Bank	382,403	12.82	119,334	4.00	179,002	6.00
Tier 1 Capital (to Average Assets):
1st Source	401,976	11.31	142,203	4.00	177,754	5.00
Bank	382,403	11.01	138,938	4.00	173,673	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Bank’s liquidity is monitored and closely managed by the Asset/Liability Committee (ALCO), which is comprised of the Bank’s senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

Liquidity management is the process by which the Bank ensures that adequate liquid funds are available to meet financial commitments on a timely basis. Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs.

Liquidity of the Bank is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability funded liquidity is deposit growth and retention of the core deposit base. The principal sources of asset funded liquidity are available-for-sale investment securities, cash and due from banks, federal funds sold, securities purchased under agreements to resell and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

The ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. At September 30, 2006, the consolidated statement of financial condition was rate-sensitive by $333.00 million more liabilities than assets scheduled to reprice within one year or approximately 0.85%.

RESULTS OF OPERATIONS

Net income for the three- and nine-month periods ended September 30, 2006, was $10.96 million and $31.17 million respectively, compared to $9.48 million and $24.65 million for the same periods in 2005. Diluted net income per common share was $0.48 and $1.36 respectively, for the three- and nine-month periods ended September 30, 2006, compared to $0.41 and $1.07 for the same periods in 2005. Return on average common shareholders' equity was 11.77% for the nine months ended September 30, 2006, compared to 9.97% in 2005. The return on total average assets was 1.19% for the nine months ended September 30, 2006, compared to 0.98% in 2005.

The increase in net income for the nine months ended September 30, 2006, over the first nine months of 2005, was primarily the result of a 9.01% improvement in net interest income and a 15.57% improvement in noninterest income. Total interest income increased primarily due to increased volume and yields on loans and leases. Total interest expense increased primarily due to increased deposit volume and higher cost of funds. Details of the changes in the various components of net income are further discussed below.

NET INTEREST INCOME

The taxable-equivalent net interest income for the three months ended September 30, 2006, was $28.06 million, up 8.04% from the comparable period in 2005. The taxable-equivalent net interest income for the nine months ended September 30, 2006, was $81.59 million, an increase of 8.63% from the same period in 2005.

The net interest margin on a fully taxable-equivalent basis was 3.34% for the three months ended September 30, 2006, compared to 3.24% for three months ended September 30, 2005. The net interest margin on a fully taxable-equivalent basis was 3.36% for the nine months ended September 30, 2006, compared to 3.19% for the nine months ended September 30, 2005.

Total average earning assets increased 4.76% and 3.21%, respectively, for the three- and nine-month periods ended September 30, 2006, over the comparative periods in 2005. Average loans and leases outstanding increased 9.76% and 9.00% for the three- and nine-month periods, compared to the same periods in 2005, the increase was due to increased loan and lease outstandings across our entire portfolio. Total average investment securities decreased 5.96% and 12.82% for the three- and nine-month periods over one year ago largely due to a decrease in United States Treasury and agency securities and other equity investments as maturities in the investment portfolio were used to fund loan growth. For the nine-month period, average mortgages held for sale decreased 34.74%, during the third quarter of 2006. This decrease was mostly due to the diminished demand for mortgage loans as interest rates increased and timing differences in loan sales for the first nine months of 2006 compared to the first nine months of 2005. Other investments, which include Federal funds sold, time deposits with other banks and trading account securities, increased for the three- and nine-month periods over 2005 as excess funds were invested short-term. The taxable-equivalent yields on total average earning assets were 6.55% and 5.53% for the three month periods ended September 30, 2006 and 2005, respectively, and 6.31% and 5.32% for the nine month periods ended September 30, 2006 and 2005, respectively.

Average interest-bearing deposits increased 10.78% and 6.15% for the three- and nine-month periods, ended September 30, 2006, over the same periods in 2005. The rates on average interest-bearing deposits were 3.64% and 2.60% for the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, the rates on average interest bearing deposits were 3.35% and 2.43%, respectively. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates and increased competition for deposits across all markets. The rates on total interest-bearing liabilities were 3.81% and 2.80% for the three month periods ended September 30, 2006 and 2005, respectively, and 3.54% and 2.59% for the nine month periods ended September 30, 2006 and 2005, respectively.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended September 30,						Nine months ended September 30,
		2006			2005			2006			2005

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$464,331	$5,298	4.53%	$484,226	$3,501	2.87%	$458,816	$14,020	4.09%	$537,838	$11,234	2.79%
Tax exempt	169,520	1,825	4.27%	189,764	1,952	4.08%	172,853	5,507	4.26%	186,681	5,754	4.12%
Mortgages - held for sale	57,501	994	6.86%	119,529	1,701	5.65%	54,878	2,737	6.67%	84,096	3,635	5.78%
Net loans and leases	2,614,743	46,541	7.06%	2,382,251	37,146	6.19%	2,538,558	130,270	6.86%	2,328,942	104,441	6.00%
Other investments	25,288	334	5.24%	4,318	33	3.03%	25,349	921	4.86%	11,674	237	2.71%

Total Earning Assets	3,331,383	54,992	6.55%	3,180,088	44,333	5.53%	3,250,454	153,455	6.31%	3,149,231	125,301	5.32%

Cash and due from banks	79,129			84,364			79,707			83,513
Reserve for loan and lease losses	(59,195)			(59,536)			(59,110)			(61,922)
Other assets	223,557			198,690			217,057			196,800

Total	$3,574,874			$3,403,606			$3,488,108			$3,367,622

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$2,444,033	$22,399	3.64%	$2,206,176	$14,452	2.60%	$2,343,973	$58,715	3.35%	$2,208,094	$40,098	2.43%
Short-term borrowings	260,249	2,776	4.23%	319,964	2,586	3.21%	274,263	8,358	4.07%	303,349	6,294	2.77%
Subordinated notes	59,022	1,098	7.38%	59,022	1,015	6.82%	59,022	3,228	7.31%	59,022	2,979	6.75%
Long-term debt and
mandatorily redeemable securities	39,493	655	6.58%	18,099	305	6.69%	34,691	1,560	6.01%	18,017	820	6.09%

Total Interest-Bearing Liabilities	2,802,797	26,928	3.81%	2,603,261	18,358	2.80%	2,711,949	71,861	3.54%	2,588,482	50,191	2.59%
Noninterest-bearing deposits	346,473			403,146			360,505			392,648
Other liabilities	65,205			60,965			61,663			55,755
Shareholders' equity	360,399			336,234			353,991			330,737

Total	$3,574,874			$3,403,606			$3,488,108			$3,367,622

Net Interest Income		$28,064			$25,975			$81,594			$75,110

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.34%			3.24%			3.36%			3.19%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The recovery of provision for loan and lease losses for the three-month and nine-month periods ended September 30, 2006 was $0.67 million and $2.64 million, respectively, and $1.30 million and $5.14 million for the three-month and nine-month periods ended September 30, 2005, respectively. Net recoveries of $0.47 million were recorded for the third quarter 2006, compared to $0.30 million for the same quarter a year ago. Year-to-date net recoveries of $2.94 million have been recorded in 2006, compared to $0.01 million through September 2005.

In the third quarter 2006, loan and lease delinquencies were 0.26% as compared to 0.55% on September 30, 2005, and 0.38% at the end of 2005. The reserve for loan and lease losses as a percentage of loans and leases outstanding at September 30, 2006 was 2.25% as compared to 2.46% one year ago and 2.38% at December 31, 2005. A summary of loan and lease loss experience during the three- and nine-month periods ended September 30, 2006 and 2005 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Reserve for loan and lease losses - beginning balance	$59,197	$59,547	$58,697	$63,672
Charge-offs	(932)	(928)	(2,303)	(3,984)
Recoveries	1,404	1,232	5,246	3,995
Net recoveries	472	304	2,943	11

Recovery of provision for loan and lease losses	(667)	(1,304)	(2,638)	(5,136)

Reserve for loan and lease losses - ending balance	$59,002	$58,547	$59,002	$58,547

Loans and leases outstanding at end of period	$2,627,153	$2,379,904	$2,627,153	$2,379,904
Average loans and leases outstanding during period	2,614,743	2,382,251	2,538,558	2,328,942

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.25%	2.46%	2.25%	2.46%
Ratio of net recoveries during period to
average loans and leases outstanding	(0.07)%	(0.05)%	(0.16)%	0.00%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	September 30,	December 31,	September 30,
	2006	2005	2005

Loans and leases past due 90 days or more	$264	$245	$373
Nonaccrual and restructured loans and leases	11,248	16,552	19,909
Other real estate	759	960	940
Repossessions	2,356	4,284	368
Equipment owned under operating leases	66	-	57

Total nonperforming assets	$14,693	$22,041	$21,647

Nonperforming assets totaled $14.69 million at September 30, 2006, an improvement of 33.34% from the $22.04 million reported at December 31, 2005, and a 32.12% improvement over the $21.65 million reported at September 30, 2005. The improvement during 2006 was primarily related to a decrease in nonaccrual loans and leases in all areas, with the exception of loans secured by real estate. Repossessions declined during the third quarter of 2006 in all categories with the exception of construction equipment financing. Nonperforming assets as a percentage of total loans and leases improved to 0.54% at September 30, 2006, from 0.87% at December 31, 2005 and 0.89% at September 30, 2005.

As of September 30, 2006, the Bank had a $2.95 million standby letter of credit outstanding that supported bond indebtedness of a customer. Due to the current financial condition of the customer, if this standby letter of credit is funded, the Bank likely will foreclose on the real estate securing the customer’s reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

As of September 30, 2006, repossessions consisted of automobiles, light trucks, aircraft, and construction equipment. At the time of repossession, unless the equipment is in the process of immediate sale, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of September 30, 2006

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$490,612	$1,169	$-	$(284)
Auto, light truck and environmental equipment	323,671	684	225	(179)
Medium and heavy duty truck	335,039	-	-	(21)
Aircraft financing	453,975	5,455	958	(2,301)
Construction equipment financing	287,172	116	1,095	(976)
Loans secured by real estate	610,612	3,742	759	23
Consumer loans	126,072	82	78	541

Total	$2,627,153	$11,248	$3,115	$(3,197)

For financial statements purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

Noninterest income for the three month periods ended September 30, 2006 and 2005, was $20.82 million and $17.87 million, respectively, and $58.90 million and $50.96 million for the nine month periods ended September 30, 2006 and 2005, respectively. Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Noninterest income:
Trust fees	$3,271	$3,139	$10,320	$9,670
Service charges on deposit accounts	5,020	4,656	14,323	12,870
Mortgage banking income	4,971	3,816	9,833	8,134
Insurance commissions	1,012	1,099	3,626	3,096
Equipment rental income	5,032	4,108	13,910	12,050
Other income	1,740	1,607	4,873	4,789
Investment securities and other investment (losses) gains	(223)	(559)	2,010	350

Total noninterest income	$20,823	$17,866	$58,895	$50,959

During the third quarter of 2006, mortgage banking income increased primarily due to a $3.20 million, pre-tax, gain on the bulk sale of mortgage servicing rights related to both government and conventional loans. For the nine months ended September 30, 2006, impairment of mortgage servicing rights was $0.02 million compared to recovery of mortgage servicing rights of $1.56 million and $2.17 million for the three and nine month periods ended September 30, 2005, respectively. Equipment rental income increased during the third quarter of 2006 and year-over-year mainly due to an increase in the operating lease portfolio. Service charges on deposit accounts, which include check imaging, overdraft, and NSF fees, increased as a result of higher incidence rates and growth in the number of retail deposit accounts.

Trust fees increased in both the three and nine month periods ended September 30, 2006, over the same periods in 2005 mostly due to growth in assets under management and an increase in IRA custodian revenue. Insurance commissions decreased slightly during the third quarter of 2006 as compared to the same quarter of 2005; however, on a year-over-year basis insurance commissions increased due to growth in commercial lines, higher premiums, and higher contingent commissions.

Gains on venture partnerships totaled $1.85 million for the first nine months of 2006 compared to gains of $0.82 million for the first nine months of 2005. During the third quarter of 2006 we recorded losses of $0.22 million in venture partnerships compared to gains of $0.07 million for the same period in 2005.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended September 30, 2006 and 2005, was $31.82 million and $30.28 million, respectively, and $93.62 million and $92.58 million for the nine month periods ended September 30, 2006 and 2005, respectively. Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Noninterest expense:
Salaries and employee benefits	$17,433	$17,663	$49,820	$53,297
Net occupancy expense	1,854	1,848	5,581	5,682
Furniture and equipment expense	2,936	2,958	9,029	8,444
Depreciation - leased equipment	4,031	3,207	10,960	9,724
Professional fees	939	1,206	2,928	2,690
Supplies and communication	1,358	1,417	4,028	4,081
Business development and marketing expense	879	637	2,568	2,157
Intangible asset amortization	417	668	1,742	1,996
Loan and lease collection and repossession expense	58	(1,132)	333	(948)
Other expense	1,919	1,811	6,627	5,460

Total noninterest expense	$31,824	$30,283	$93,616	$92,583

Leased equipment depreciation increased on a year-over-year and quarter-over-quarter basis, primarily due to the increase in the operating lease portfolio. As of September 30, 2006, business development and marketing expense increased on a year-over-year and quarter-over-quarter basis mainly due to robust marketing across our entire footprint area.

Other expenses were higher at September 30, 2006, as compared to one year ago primarily as a result of the effects of second quarter 2006 higher legal expenses and losses related to an employee defalcation. Professional fees increased mostly due to higher audit and regulatory examination fees on a year-over-year basis and decreased on a quarter-over-quarter basis primarily due to lower legal and professional consulting fees. Furniture and equipment expense increased on a year-over-year basis due to increased software costs, expenses related to the core system conversion project and other processing charges. Loan and lease collection and repossession expense increased on a year-over-year basis as gains on disposition of repossessed assets decreased.

Salaries and employee benefits decreased on a year-over-year basis primarily due to the first quarter 2006 reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards. This one-time expense reversal, combined with the adoption of SFAS No. 123(R) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax. Stock-based compensation is discussed further in Note 5 of the Unaudited Notes to Consolidated Financial Statements.

Intangible asset amortization decreased during the third quarter of 2006 primarily due to the effects of total amortization of assets associated with 2001 acquisitions. Supplies and communication and net occupancy expense remained comparable to 2005 levels.

INCOME TAXES

The provision for income taxes for the three and nine month periods ended September 30, 2006, were $6.15 million and $16.44 million, respectively, compared to $4.71 million and $11.97 million, respectively, for the same periods in 2005. The effective tax rates were 35.95% for the quarter ended September 30, 2006 and 34.52% for the nine month period ended September 30, 2006, compared to 33.17% and 32.68% for the three and nine month periods ended September 30, 2005, respectively. The effective tax rate increased due to an increase in pre-tax income. The provision for income taxes for the three and nine month periods ended September 30, 2006 and 2005, are at a rate which management believes approximates the effective rate for the year.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2005. For information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2006, our disclosure controls and procedures were effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source’s periodic SEC filings.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of their businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source’s consolidated financial position or results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes in risks faced by 1st Source since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs*
July 01 - 31, 2006	704	$29.45	704	961,714
August 01 - 31, 2006	3,190	$29.57	3,190	958,524
September 01 - 30, 2006	3,728	$29.77	3,728	954,796

(1)1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 27, 2006.
Under the terms of the plan, 1st Source may repurchase up to 1,025,248* shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.
Since the inception of the plan, 1st Source has repurchased a total of 70,452 shares.
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

1. Exhibit 31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

2. Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

3. Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

4. Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

5. Exhibit 10(e) 1st Source Corporation 2001 Stock Option Plan, as amended July 27, 2006

6. Exhibit 10(g) 1st Source Corporation 1992 Stock Option Plan, as amended July 27, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE October 26, 2006	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE October 26, 2006	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer