Form 10-K
period 2006-12-31
1ST SOURCE CORP
filed 2007-02-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

             ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
           ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to_________

Commission file number 0-6233

1ST SOURCE CORPORATION
(Exact name of registrant as specified in its charter)
Indiana	35-1068133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Michigan Street	46601
South Bend, Indiana	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (574) 235-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Floating Rate Cumulative Trust Preferred	The NASDAQ Stock Market LLC
Securities and related guarantee — $25 par value
Common Stock — without par value	(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $363,301,455
The number of shares outstanding of each of the registrant’s classes of stock as of February 20, 2007:
Common Stock, without par value -- 22,498,087 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2007 annual meeting of shareholders to be held April 26, 2007, are incorporated by reference into Part III.

TABLE OF CONTENTS

Part I

Item 1.	Business ...	3
Item 1A.	Risk Factors ...	7
Item 1B.	Unresolved Staff Comments ...	8
Item 2.	Properties...	9
Item 3.	Legal Proceedings ...	9
Item 4.	Submission of Matters to a Vote of Security Holders ..............................................................................................................................................................................................	9

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities......................................................................................	9
Item 6.	Selected Financial Data ...	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation .............................................................................................................................	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk ................................................................................................................................................................................	24
Item 8.	Financial Statements and Supplementary Data ...	25
	Reports of Independent Registered Public Accounting Firm .........................................................................................................................................................................	25
	Consolidated Statements of Financial Condition ..............................................................................................................................................................................................	27
	Consolidated Statements of Income ...	28
	Consolidated Statements of Shareholders’ Equity ...........................................................................................................................................................................................	29
	Consolidated Statements of Cash Flow ...	30
	Notes to Consolidated Financial Statements .....................................................................................................................................................................................................	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................................................................................................	48
Item 9A.	Controls and Procedures ...	48
Item 9B.	Other Information ...	48

Part III
Item 10.	Directors, Executive Officers and Corporate Governance ........................................................................................................................................................................................	48
Item 11.	Executive Compensation ...	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .........................................................................................................	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence ....................................................................................................................................................	49
Item 14.	Principal Accounting Fees and Services ...	49

Part IV
Item 15.	Exhibits, Financial Statement Schedules ...	50
Signatures ...		52

PART I

ITEM 1. BUSINESS.

1st SOURCE CORPORATION

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as "1st Source"), a broad array of financial products and services. 1st Source Bank ("Bank"), our principal subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 67 banking center locations in 16 counties, one Trustcorp Mortgage office located in each state of Indiana and Ohio. 1st Source Bank Specialty Finance Group, with 24 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. While concentrated in certain equipment types, we enjoy serving a very diverse client base. We are not dependent upon any single industry or client. At December 31, 2006, we had consolidated total assets of $3.81 billion, loans and leases of $2.70 billion, deposits of $3.05 billion, and total shareholders’ equity of $368.90 million.

Our principal executive office is located at 100 North Michigan Street, South Bend, Indiana 46601 and our telephone number is 574 235-2000. Access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available, free of charge, at www.1stsource.com soon after the material is electronically filed with the Securities Exchange Commission (SEC). We will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

1st SOURCE BANK

1st Source Bank is a wholly owned subsidiary of 1st Source Corporation that offers a broad range of consumer and commercial banking services through its lending operations, retail branches, and fee based businesses.

Commercial, Agricultural, and Real Estate Loans— 1st Source Bank provides commercial and agriculture loans to corporations and other business clients primarily located within our regional market area. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. Other services include commercial leasing and cash management services.

Consumer Services— 1st Source Bank provides a full range of consumer banking services, including checking accounts, on-line banking, savings programs, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services, safe deposit facilities, automated teller machines, overdraft facilities, debit and credit card services, and brokerage services.

Trust Services— 1st Source Bank provides a wide range of trust, investment, agency, and custodial services for individual and corporate clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.

Specialty Finance Group Services— 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive lease and equipment finance products addressing the financing needs of diverse companies. This Group can be broken down into four areas: auto, light truck, and environmental equipment financing; medium and heavy duty truck financing; aircraft financing; and construction equipment financing.

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

We also generate equipment rental income through the leasing of construction equipment, various trucks, and other equipment to clients through operating leases.

SPECIALITY FINANCE GROUP SUBSIDIARIES

The Specialty Finance Group also consists of separate wholly owned subsidiaries of 1st Source Bank which include: Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Equipment Leasing, Inc., 1st Source Intermediate Holding, LLC, 1st Source Commercial Aircraft Leasing, Inc., and SFG Equipment Leasing Corporation I.

TRUSTCORP MORTGAGE COMPANY

Trustcorp Mortgage Company (Trustcorp) is a mortgage banking company with one office in Indiana and one office in Ohio and is a wholly owned subsidiary of 1st Source Corporation. Trustcorp provides real estate mortgage loan services primarily in the one-to-four family residential housing market. Most of the residential mortgages originated and/or purchased are sold into the secondary market and serviced by Trustcorp.

1st SOURCE INSURANCE, INC.

1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance services to individuals and businesses covering corporate and personal property products, casualty insurance products, and individual and group health and life insurance products.

1st SOURCE CORPORATION INVESTMENT ADVISORS, INC.

1st Source Corporation Investment Advisors, Inc. is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services to trust and investment clients of 1st Source Bank and to the 1st Source Monogram Funds. 1st Source Corporation Investment Advisors, Inc. is registered as an investment advisor with the Securities and Exchange Commision under the Investment Advisors Act of 1940. 1st Source Corporation Investment Advisors, Inc. serves strictly in an advisory capacity and, as such, does not hold any client securities.

OTHER CONSOLIDATED SUBSIDIARIES

We have various other subsidiaries that are not significant to the consolidated entity.

1st SOURCE CAPITAL TRUST II, III, AND IV

Our unconsolidated subsidiaries include, 1st Source Capital Trust II, III, and IV (1st Source Capital Trust I was dissolved on May 26, 2005). These subsidiaries were created for the purposes of issuing $17.25 million, $10.00 million, and $30.00 million of trust preferred securities, respectively, and lending the proceeds to 1st Source. We guarantee, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

COMPETITION

The activities in which we and the Bank engage are highly competitive. These activities and the geographic markets served involve competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of our principal market. We generally compete on the basis of client service and responsiveness to client needs, available loan and deposit products, the rates of interest charged on loans and leases, the rates of interest paid for funds, other credit and service charges, the quality of services rendered, the convenience of banking facilities, and in the case of loans and leases to large commercial borrowers, relative lending limits.

In addition to competing with other banks within our primary service areas, the Bank also competes with other financial service companies, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations, and other enterprises. Additional competition for depositors’ funds comes from United States Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors. Many of our non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over us in providing some services.

We compete against these financial institutions by offering a full array of products and highly personalized services. We also rely on our history in our core market dating back to 1863, as well as, relationships that long-term colleagues have with our clients, and the capacity we have for quick local decision-making.

EMPLOYEES

At December 31, 2006, we had approximately 1,200 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

REGULATION AND SUPERVISION

General— 1st Source and the Bank are extensively regulated under Federal and State law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and our prospective business. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls, or new Federal or State legislation may have in the future.

We are a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). We are required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

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

Bank Holding Company Act— Under the BHCA, as amended, our activities are limited to business so closely related to banking, managing, or controlling banks as to be a proper incident thereto. We are also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

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

Financial Institutions Reform, Recovery and Enforcement Act of 1989— The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) reorganized and reformed the regulatory structure applicable to financial institutions generally.

The Federal Deposit Insurance Corporation Improvement Act of 1991— The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2006, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10.00%, its Tier 1 risk-based capital ratio exceeded 6.00%, its leverage ratio exceeded 5.00%, and it was not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

Federal Deposit Insurance Reform Act— On February 1, 2006, Congress approved the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Among other things, the FDIRA provides for the merger of the Bank Insurance Fund with the Savings Association Insurance Fund and for an immediate increase in Federal deposit insurance for certain retirement accounts up to $250,000. The statute further provides for the indexing of the maximum deposit insurance coverage for all types of deposit accounts in the future to account for inflation. The FDIRA also requires the FDIC to provide certain banks and thrifts that were in existence prior to December 31, 1996 with one-time credits against future premiums based on the amount of their payments to the Bank Insurance Fund or Savings Association Insurance Fund prior to that date.

Securities and Exchange Commission (SEC) and The Nasdaq Stock Market (Nasdaq)— We are under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of our securities and our investment advisory services. We are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. We are listed on the Nasdaq Global Select Market under the trading symbol "SRCE," and we are subject to the rules of Nasdaq for listed companies.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994— Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company has the right to convert the banks which it owns in different states to branches of a single bank. The states of Indiana and Michigan have adopted the interstate branching provisions of the Interstate Act.

Economic Growth and Regulatory Paperwork Reduction Act of 1996— The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. Among other things, EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies.

Gramm-Leach-Bliley Act of 1999— The Gramm-Leach-Bliley Act of 1999 (GLBA) is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company’s subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999, from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. We do not, however, currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

Financial Privacy— In accordance with the GLBA, Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

USA Patriot Act of 2001— The USA Patriot Act of 2001 (USA Patriot Act) was signed into law primarily as a result of the terrorist attacks of September 11, 2001. The USA Patriot Act is comprehensive anti-terrorism legislation that, among other things, substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions.

The regulations adopted by the United States Treasury Department under the USA Patriot Act impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering, and terrorist financing. Additionally, the regulations require that we, upon request from the appropriate Federal regulatory agency, provide records related to anti-money laundering, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and perform other related duties.

Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution.

Regulations Governing Capital Adequacy— The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank will be required to submit an acceptable plan for achieving compliance with the capital guidelines and will be subject to denial of applications and appropriate supervisory enforcement actions. The various regulatory capital requirements that we are subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note Q of the Notes to Consolidated Financial Statements. Our management believes that the risk-weighting of assets and the risk-based capital guidelines does not have a material adverse impact on our operations or on the operations of the Bank.

Community Reinvestment Act— The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. Federal banking regulators are required to consider a financial institution's performance in these areas as they review applications filed by the institution to engage in mergers or acquisitions or to open a branch or facility.

Regulations Governing Extensions of Credit— The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or our subsidiaries, or investments in our securities and on the use of our securities as collateral for loans to any borrowers. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA, certain regulations of the Federal Reserve, state laws and many other Federal laws govern the extensions of credit and generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on the condition that the customer obtain additional services from the bank’s holding company or from one of its subsidiaries.

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

Reserve Requirements— The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. Reserves of 3.00% must be maintained against net transaction accounts greater than $7.80 million and less than $48.3 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $48.3 million.

Dividends — The ability of the Bank to pay dividends and management fees is limited by various state and Federal laws, by certain covenant agreements, by the regulations promulgated by its primary regulators, and by the principles of prudent bank management.

Monetary Policy and Economic Control— The commercial banking business in which we engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans and leases or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings, and the effect on the future business and earnings of the Bank cannot be predicted.

Sarbanes-Oxley Act of 2002— On July 30, 2002, the Sarbanes-Oxley Act of 2002 (SOA) was signed into law. The SOA's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (Exchange Act.)

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

The SOA also addresses functions and responsibilities of audit committees of public companies. The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company's outside auditor, and requires the auditor to report directly to the audit committee. The SOA authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committees, to pay the company's auditors and any advisors that its audit committee retains. The SOA also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company's registered public accounting firm, in their annual reports to stockholders.

Pending Legislation— Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposals will be adopted or the extent to which our business may be affected thereby.

ITEM 1A. RISK FACTORS.

An investment in our common stock is subject to risks inherent to our business. The material risk and uncertainties that we believe affect us are described below. See "Forward Looking Statements" under Item 7 of this report for a discussion of other important factors that can affect our business.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets — Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse affect on our net interest spread, asset quality, origination volume, and overall profitability.

Over the last two years, the Federal Reserve increased its target for Federal funds rate 400 basis points. While these short-term market interest rates (which are used as a guide for pricing deposits) have increased, longer-term market interest rates (which are used as a guide for pricing longer-term loans and leases) have not. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on long-term loans and leases and investments, we could experience continued compression of our interest rate spread and net interest margin, which could have a negative effect on our profitability.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate loans and leases, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.

Future expansion involves risks — In the future, we may acquire all or part of other financial institutions and we may establish de novo branch offices. There could be considerable costs involved in executing our growth strategy. For instance, new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch expansion could be expected to negatively impact earnings for some period of time until the branch reaches certain economies of scale. Acquisitions and mergers involve a number of risks, including the risk that:

•	We may incur substantial costs identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;
•	Our estimates and judgments used to evaluate credit, operations, management, and market risks relating to target institutions may not be accurate;
•	There may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;
•	We may not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our operating results or dilution of our existing shareholders;
•	The attention of our management in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business;
•
Acquisitions typically involve the payment of a premium over book and market values and; therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction;

•	We may enter new markets where we lack local experience;
•	We may incur goodwill in connection with an acquisition, or the goodwill we incur may become impaired, which results in adverse short-term effects on our operating results; or
•	We may lose key employees and clients.

Competition from other financial services providers could adversely impact our results of operations— The banking and financial services business is highly competitive. We face competition in making loans and leases, attracting deposits and providing insurance, investment, trust, and other financial services. Increased competition in the banking and financial services businesses may reduce our market share, impair our growth or cause the prices we charge for our services to decline. Our results of operations may be adversely impacted in future periods depending upon the level and nature of competition we encounter in our various market areas.

We are dependent upon the services of our management team — Our future success and profitability is substantially dependent upon our management and the banking abilities of our senior executives. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. We are especially dependent on a limited number of key management personnel, many of whom do not have employment agreements with us. The loss of the chief executive officer and other senior management and key personnel could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Many of these senior officers have primary contact with our clients and are extremely important in maintaining personalized relationships with our client base. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our businesses and could have a material adverse effect on our businesses, financial condition, and results of operations.

Technology security breaches could expose us to possible liability and damage our reputation— Any compromise of our security also could deter our clients from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.

Failure to successfully implement a project we have undertaken to replace the majority of our core and ancillary data processing systems, would negatively impact our business —During 2006, we continued to work toward the implementation of our new core system. Complete conversion is slated for 2007. The replacement of our core systems has wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense or asset impairment charges. There is no assurance that this initiative will achieve the expected cost savings or result in a positive return on our investment. Additionally, if our new core system does not operate as intended, or is not implemented as planned, there could be disruptions in our business which could adversely affect our financial condition and results of operations.

We are subject to credit risks relating to our loan and lease portfolios — We have certain lending policies and procedures in place that are designed to optimize loan and lease income within an acceptable level of risk. Our management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing our management with frequent reports related to loan and lease production, loan quality, concentrations of credit, loan and lease delinquencies, and nonperforming and potential problem loans and leases. Diversification in the loan and lease portfolios is a means of managing risk associated with fluctuations and economic conditions.

We maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to our management. The loan and lease review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. Our reserve for loan and lease losses may not be sufficient to cover the loan and lease losses that we may actually incur. If we experience defaults by borrowers in any of our businesses, our earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality, particularly in our local business loan and lease portfolio. Changes in national economic conditions could also adversely affect the quality of our loan and lease portfolio and negate, to some extent, the benefits of national diversification through our Specialty Finance Group’s portfolio.

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. We seek to minimize these risks through our underwriting standards. We obtain financial information and perform credit risk analysis on our customers. Credit criteria may include, but are not limited to, assessments of income, cash flows, and net worth; asset ownership; bank and trade credit reference; credit bureau report; and operational history.

Commercial real estate or equipment loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and generate positive cash flows. Our management examines current and projected cash flows of the borrower to determine the ability of the borrower to repay their obligations as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. Most commercial and industrial loans are secured by the assets being financed or other business assets; however, some loans may be made on an unsecured basis. Our credit policy sets different maximum exposure limits both by business sector and our current and historical relationship and previous experience with each customer.

We offer both fixed-rate and adjustable-rate consumer mortgage loans secured by properties, substantially all of which are located in our primary market area. Adjustable-rate mortgage loans help reduce our exposure to changes in interest rates; however, during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required from the borrower. Additionally, most residential mortgages are sold into the secondary market and serviced by our mortgage subsidiary, Trustcorp.

Consumer loans are primarily all other non-real estate loans to individuals in our regional market area. Consumer loans can entail risk, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

The 1st Source Specialty Finance Group loan and lease portfolio consists of commercial loans and leases secured by construction and transportation equipment, including aircraft, autos, trucks, and vans. Finance receivables for this Group generally provide for monthly payments and may include prepayment penalty provisions.

Our construction and transportation related businesses could be adversely affected by slow downs in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by continued rapid increases of fuel costs. Since some of the relationships in these industries are large (up to $15 million), a slow down could have a significant adverse impact on our performance.

Our construction and transportation related businesses could be adversely impacted by the negative effects caused by high fuel costs, terrorist attacks, potential attacks, and other destabilizing events. These factors could contribute to the deterioration of the quality of our loan and lease portfolio, as they could have a negative impact on the travel sensitive businesses for which our specialty finance businesses provide financing.

In addition, our leasing and equipment financing activity is subject to the risk of cyclical downturns, industry concentration and clumping, and other adverse economic developments affecting these industries and markets. This area of lending, with transportation in particular, is dependent upon general economic conditions and the strength of the travel, construction, and transportation industries.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our headquarters building is located in downtown South Bend. In 1982, the land was leased from the City of South Bend on a 49-year lease, with a 50-year renewal option. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. Also, in 1982, we sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The building is a structure of approximately 160,000 square feet, with 1st Source and our subsidiaries occupying approximately 70% of the available office space and approximately 30% subleased to unrelated tenants.

At December 31, 2006, we also owned property and/or buildings on which 46 of the Bank subsidiary’s 67 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, training facility, warehouse, and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.

ITEM 3. LEGAL PROCEEDINGS.

1st Source and our subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Our management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "SRCE." The following table sets forth for each quarter the high and low sales prices for our common stock, as reported by Nasdaq, and the cash dividends paid per share for each quarter.

	2006 Sales Price		Cash Dividends	2005 Sales Price		Cash Dividends
Common Stock Prices* (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$27.26	$22.64	$.127	$23.49	$18.54	$.109
June 30	30.81	24.68	.127	21.64	17.65	.109
September 30	31.33	28.46	.140	23.54	20.06	.109
December 31	33.46	29.08	.140	23.72	19.02	.118
As of December 31, 2006, there were 1,037 holders of record of 1st Source common stock
* The computation of per common share data gives retroactive recognition to a 10% stock dividend declared July 27, 2006.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among 1st Source, NASDAQ Market Index** and Peer Group Index***

* Assumes $100 invested on December 31, 2001, in 1st Source Corporation common stock, Nasdaq market index, and peer group index.

** The NASDAQ Market Index is calculated using all companies which trade on the Nasdaq National Market System or on the NASD Supplemental Listing. It includes both domestic and foreign companies.

*** The peer group is a market-capitalization-weighted stock index of 62 banking companies in Indiana, Michigan, Ohio, and Wisconsin.

NOTE: Total return assumes reinvestment of dividends.

The following table summarizes our share repurchase activity during the three months ended December 31, 2006.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
	Total Number of	Average Price	Part of Publicly Announced	may yet be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs*	the Plans or Programs
October 01 - 31, 2006	-	$-	-	954,796
November 01 - 30, 2006	5,571	30.80	5,571	949,225
December 01 - 31, 2006	536	31.47	536	948,689
*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 27, 2006. Under the terms of the plan, 1st Source may repurchase up to
1,025,248 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 76,559 shares.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note Q of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002
Interest income	$208,994	$168,532	$151,437	$162,322	$199,503
Interest expense	102,561	70,104	52,749	59,070	80,817
Net interest income	106,433	98,428	98,688	103,252	118,686
(Recovery of) provision for loan and lease losses	(2,736)	(5,855)	229	17,361	39,657
Net interest income after (recovery of) provision for
loan and lease losses	109,169	104,283	98,459	85,891	79,029
Noninterest income	76,585	68,533	62,733	80,196	73,117
Noninterest expense	126,211	123,439	127,091	138,904	140,741
Income before income taxes	59,543	49,377	34,101	27,183	11,405
Income taxes	20,246	15,626	9,136	8,029	1,366
Net income	$39,297	$33,751	$24,965	$19,154	$10,039
Assets at year-end	$3,807,315	$3,511,277	$3,563,715	$3,330,153	$3,407,468
Long-term debt and mandatorily redeemable
securities at year-end	43,761	23,237	17,964	22,802	16,878
Shareholders’ equity at year-end	368,904	345,576	326,600	314,691	309,429
Basic net income per common share *	1.74	1.48	1.10	0.83	0.44
Diluted net income per common share *	1.72	1.46	1.08	0.82	0.43
Cash dividends per common share*	.534	.445	.382	.336	.327
Dividend payout ratio	31.05%	30.48%	35.37%	40.98%	76.05%
Return on average assets	1.11%	1.00%	0.75%	0.59%	0.29%
Return on average common equity	10.98%	10.12%	7.81%	6.12%	3.23%
Average common equity to average assets	10.07%	9.89%	9.55%	9.60%	8.95%
* The computaion of per common share data gives retroactive recognition to a 10% stock dividend declared July 27, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing our results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

FORWARD-LOOKING STATEMENTS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. Words such as “believe”, “contemplate”, “seek”, “estimate”, “plan”, “project”, “anticipate”, “assume”, “expect”, “intend”, “targeted”, “continue”, “remain”, “will”, “should”, “indicate”, “would”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made. We have expressed our expectations, beliefs, and projections in good faith and we believe they have a reasonable basis. However, we make no assurances that our expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following:

•	Local, regional, national, and international economic conditions and the impact they may have on us and our clients and our assessment of that impact.
•	Changes in the level of nonperforming assets and charge-offs.
•	Changes in estimates of future cash reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
•	Inflation, interest rate, securities market, and monetary fluctuations.
•	Political instability.
•	Acts of war or terrorism.
•	Substantial increases in the cost of fuel.
•	The timely development and acceptance of new products and services and perceived overall value of these products and services by others.
•	Changes in consumer spending, borrowings, and savings habits.
•	Changes in the financial performance and/or condition of our borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•	The ability to increase market share and control expenses.
•	Changes in the competitive environment among bank holding companies.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we and our subsidiaries must comply.
•
The effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.

•	Changes in our organization, compensation, and benefit plans.
•
The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquires and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.
•	Our success at managing the risks described in Item 1A. Risk Factors.

EXECUTIVE SUMMARY

Our mission is to help individuals, institutions, businesses, and communities achieve security, build wealth, and realize their dreams. We accomplish our mission by maintaining a high degree of integrity, offering outstanding client service, attaining superior quality in everything we do, working as a team, and providing leadership in the communities we serve.

We have established goals in our 2010 strategic plan which are being driven by six initiatives - develop our people; vitalize sales; roll out full services in all markets; open new markets; upgrade our core systems; and achieve superior financial performance.

In order to meet our 2010 objectives we have focused our staff development on recruiting, hiring, and retaining employees who share our core values of being accessible and attentive to the needs of our clients. To vitalize sales, we opened newly designed banking centers to give better service and more convenience to our customers. We focused on small business clients and became the #1 SBA lender in Northern Indiana and Southwestern Michigan in 2006; and we piloted a program of retail bankers who became "micro-lenders" serving the needs of small business clients. In Fort Wayne, we added private banking, agricultural and small business banking, investment and asset management, and business banking to our service offerings. In our retail banking system, we added asset advisors to assist our clients in investments and we opened a new banking center in our traditional market.

In 2006, we also focused on opening in totally new markets. To gain new clients, we opened a facility in Kalamazoo which will initially focus on private banking and small business clients; and have hired leadership for our efforts in Lafayette, Indiana which will open in 2007. Additionally, we conducted significant analysis on areas within our own markets and across the country to showcase opportunities where 1st Source might expand through de novo branching or acquisitions. Our goal is to find acquisition partners that are culturally similar and possess significant market presence or have potential for improved profitability through financial management, economies of scale, and expanded services. Consistent with our goal of growth market expansion, on February 19, 2007, we announced the agreement and plan of merger with FINA Bancorp, Inc., the parent company of First National Bank, Valparaiso. Pending customary closing conditions, including regulatory approval, we expect the merger to be completed in the second quarter of 2007. We believe this acquisition provides us with an opportunity to join two strong local banks with similar values, history, and legacies. First National Bank, Valparaiso is located in the fastest growing area of our retail market and will serve as a platform for future expansion.

None of this can be accomplished without the proper infrastructure. We are in the process of replacing our core accounting and management systems that will allow us to grow and expand by becoming more effective and efficient. A major portion of this will be installed during 2007.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and follow general practices within the industries in which we operate. Application of these principles requires our management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates or judgments reflect our management’s view of the most appropriate manner in which to record and report our overall financial performance. Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on our financial statements. All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data, Note A (Note A), should be reviewed for a greater understanding of how our financial performance is recorded and reported.

We have identified three policies as being critical because they require our management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan and lease losses, the valuation of mortgage servicing rights, and the valuation of securities. Our management has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Our management has reviewed the application of these policies with the Audit Committee of the Board of Directors. A brief discussion of our critical accounting policies appears below.

Reserve for Loan and Lease Losses— The reserve for loan and lease losses represents our management’s estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an adequate reserve, our management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of future client performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, our management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if our management’s underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted. Our accounting policy related to the reserve is disclosed in Note A under the heading "Reserve for Loan and Lease Losses."

Mortgage Servicing Rights Valuation— We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note A under the heading "Mortgage Banking Activities."

Valuation of Securities—Our available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer, and our intent and ability to hold the security for a time necessary to recover the amortized cost. A decline in value that is considered to be other-than-temporary is recorded as investment securities and other investment losses in the Consolidated Statements of Income. The valuation of securities is discussed further in Note A under the heading "Securities."

EARNINGS SUMMARY

Net income in 2006 was $39.30 million, up from $33.75 million in 2005 and up from $24.97 million in 2004. We declared a 10% stock dividend on July 27, 2006; therefore, all share and per share information has been adjusted accordingly. Diluted net income per common share was $1.72 in 2006, $1.46 in 2005, and $1.08 in 2004. Return on average total assets was 1.11% in 2006 compared to 1.00% in 2005, and 0.75% in 2004. Return on average common shareholders' equity was 10.98% in 2006 versus 10.12% in 2005, and 7.81% in 2004.

Net income in 2006 was favorably affected by a strong increase in noninterest income that was primarily related to solid progress in growing our leased equipment portfolio during the year and positive market valuation adjustments related to our investments in venture partnerships. Net interest income improved 8.13% for 2006 over 2005. The improvement in net interest income was driven primarily by an increase in average earning assets; however, the higher cost of deposits greatly offset the increase in average earning assets. Noninterest expense increased moderately in 2006 as compared to 2005. Net income in 2005 was favorably affected by a recovery in the provision for loan and lease losses, a reduction in loan and lease collection and repossession expense, and decreased professional fee expense. In addition, income from deposit fees increased and losses on investment securities decreased notably from 2005 and 2004. Equipment rental income decreased and depreciation on leased equipment decreased accordingly in 2005 from 2004. We did not record any other-than-temporary impairment on investment securities in 2006. Net income included $0.61 million and $4.78 million of other-than-temporary impairment on investment securities, for 2005 and 2004, respectively.

Dividends paid on common stock in 2006 amounted to $0.534 per share, compared to $0.445 per share in 2005, and $0.382 per share in 2004. The level of earnings reinvested and dividend payouts are based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

Upgrade of Core Systems— On December 1, 2005, 1st Source Bank, entered into a license and service agreement with Fiserv Solutions, Inc. (Fiserv), a subsidiary of Fiserv, Inc. The agreement was an integral part of the decision we made to upgrade a majority of our core and ancillary data processing systems. We expect the completion of core systems upgrade will increase the effectiveness and efficiency of our operations and facilitate future growth. We also expect that, over time, this investment should be offset by elimination of current costs for ongoing support of the current technology platform.

Under the agreement, 1st Source and our affiliates are licensing integrated core technology and ancillary systems from Fiserv. The core technology licensing includes a loan system, deposit system, general ledger system, and customer information file system. Fiserv is obligated to provide professional services for installation of the technology and training, and maintenance support services. The agreement provides an initial five year maintenance period to begin no later than March 2007. The agreement provides for automatic renewal of the maintenance period, after the initial five year term, unless either party notifies the other of its intent not to renew. We are subject to termination fees for early termination of the maintenance period. We expect the initial cost will be approximately $6.0 million for the technology licenses, professional fees for installation and training, and hardware delivered under the Fiserv agreement.

During 2006, we worked to organize the various components of this large conversion effort. Numerous internal teams have been formed to manage the installation and conversion of data and various systems. Additionally, ATM networks, a voice response unit (VRU) system, and document imaging systems have been or are being installed. We are relying on several third party vendors to integrate several systems, including internet banking and cash management. Our intent is to convert independent systems, such as the legacy centralized information repository and document image systems, as they are ready. Our goal is to convert the core systems in 2007. Our timeframe for conversion could be impacted by the delivery of systems from outside vendors, as well as our own internal testing. We will implement these new systems only when we are confident and certain of their successful conversion. We look forward to the implementation of new core systems and their impact on the effectiveness and efficiency of our operations and the increased functionality that will facilitate future growth.

Net Interest Income— Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable.

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.29% in 2006 compared to 3.21% in 2005, and 3.25% in 2004. Our focus on loan and lease portfolio credit quality coupled with increased competition for deposits across all markets offset efforts to improve the net interest margin resulting in nominal changes in our net interest margin for the past three years.

Net interest income was $106.43 million for 2006, compared to $98.43 million for 2005. Tax-equivalent net interest income totaled $108.98 million for 2006, an increase of $7.88 million from the $101.10 million reported for 2005. The increase reflects a $5.97 million increase due to increased volume and a $1.91 million increase due to rate changes on the underlying assets and liabilities.

During 2006, average earning assets increased $162.87 million while average interest-bearing liabilities increased $189.66 million over the comparable period. The yield on average earning assets increased 95 basis points to 6.38% for 2006 from 5.43% for 2005. The rate earned on assets was positively impacted by the continued increases in short-term market interest rates throughout 2005 and the first two quarters of 2006. Total cost of average interest-bearing liabilities increased 98 basis points during 2006 as liabilities were also affected by increases in short-term market interest rates. The result was a decrease of three basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities. Our tax-equivalent net interest margin of 3.29% for 2006 was a moderate increase from 3.21% in 2005.

The largest contributor to the increase in the yield on average earning assets in 2006, on a volume-weighted basis, was the $217.53 million increase in net loans and leases. The loan and lease portfolio contributed approximately $34.83 million to the change in interest income, while the portfolio's average yield increased 84 basis points from the prior year to 6.94%.

During 2006, the tax-equivalent yield on securities available for sale increased 103 basis points to 4.23% while the average balance decreased $58.51 million. Although the portfolio decreased through the year, the average tax-equivalent yield increased due to the addition of higher-rate securities and the maturities of lower-rate securities. Funds received from the maturities, calls, and sales of investment securities helped fund loan growth.

Average interest-bearing deposits increased $200.42 million during 2006 while the effective rate paid on those deposits increased 98 basis points. The increase in the average cost of interest-bearing deposits was primarily the result of increases in interest rates offered on deposit products due to increases in short-term market interest rates and increased competition for deposits across all markets.

Average demand deposits decreased $40.27 million during 2006. Much of the decline was attributed to fact that clients preferred the interest provided on fixed-term Certificates on Deposit over the liquidity provided by noninterest bearing deposit accounts and low interest bearing savings accounts.

Average short-term borrowings decreased $29.45 million during 2006; however, the effective rate paid increased 122 basis points. Average subordinated notes which represent our trust preferred borrowings remained unchanged from 2005 to 2006 while the effective rate increased 53 basis points. Interest paid on short-term and trust preferred borrowings increased due to the interest rate increase in adjustable rate borrowings. Average long-term debt increased $18.68 million during 2006 as the effective rate declined 32 basis points. The majority of the increase in long-term debt was made up of Federal Home Loan Bank (FHLB) borrowings.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

		2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Investment securities:
Taxable	$470,447	$19,816	4.21%	$515,992	$14,777	2.86%	$590,786	$16,361	2.77%
Tax-exempt	173,652	7,416	4.27	186,614	7,682	4.12	171,600	7,502	4.37
Mortgages held for sale	53,034	3,549	6.69	82,174	4,779	5.82	69,964	3,868	5.53
Net loans and leases	2,566,217	178,125	6.94	2,348,690	143,295	6.10	2,240,055	125,469	5.60
Other investments	51,754	2,632	5.09	18,765	666	3.55	49,585	952	1.92
Total earning assets	3,315,104	211,538	6.38	3,152,235	171,199	5.43	3,121,990	154,152	4.94
Cash and due from banks	78,365			84,517			81,334
Reserve for loan and
lease losses	(59,082)			(61,072)			(69,567)
Other assets	217,914			197,457			215,607
Total assets	$3,552,301			$3,373,137			$3,349,364
LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest bearing deposits	$2,418,344	$85,067	3.52%	$2,217,923	$56,341	2.54%	$2,105,013	$41,698	1.98%
Short-term borrowings	265,824	11,011	4.14	295,271	8,628	2.92	405,192	6,079	1.50
Subordinated notes	59,022	4,320	7.32	59,022	4,008	6.79	57,198	3,863	6.75
Long-term debt and
mandatorily redeemable
securities	36,952	2,163	5.85	18,270	1,127	6.17	22,921	1,109	4.84
Total interest bearing liabilities	2,780,142	102,561	3.69	2,590,486	70,104	2.71	2,590,324	52,749	2.04
Noninterest bearing deposits	352,204			392,475			384,157
Other liabilities	62,196			56,553			55,146
Shareholders' equity	357,759			333,623			319,737
Total liabilities and
shareholders’ equity	$3,552,301			$3,373,137			$3,349,364
Net interest income		$108,977			$101,095			$101,403
Net interest margin on a tax
equivalent basis			3.29%			3.21%			3.25%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2006 compared to 2005
Interest earned on:
Investment securities:
Taxable	$(1,169)	$6,208	$5,039
Tax-exempt	(568)	302	(266)
Mortgages held for sale	(2,143)	913	(1,230)
Net loans and leases	14,009	20,821	34,830
Other investments	1,576	390	1,966
Total earning assets	$11,705	$28,634	$40,339
Interest paid on:
Interest bearing deposits	$5,395	$23,331	$28,726
Short-term borrowings	(747)	3,130	2,383
Subordinated notes	-	312	312
Long-term debt and mandatorily redeemable securities	1,091	(55)	1,036
Total interest bearing liabilities	$5,739	$26,718	$32,457
Net interest income	$5,966	$1,916	$7,882
2005 compared to 2004
Interest earned on:
Investment securities:
Taxable	$(2,139)	$555	$(1,584)
Tax-exempt	534	(354)	180
Mortgages held for sale	700	211	911
Net loans and leases	6,273	11,553	17,826
Other investments	781	(1,067)	(286)
Total earning assets	$6,149	$10,898	$17,047
Interest paid on:
Interest bearing deposits	$2,323	$12,320	$14,643
Short-term borrowings	(1,020)	3,569	2,549
Subordinated notes	122	23	145
Long-term debt and mandatorily redeemable securities	(51)	69	18
Total interest bearing liabilities	$1,374	$15,981	$17,355
Net interest income	$4,775	$(5,083)	$(308)

Noninterest Income— Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)	2006	2005	2004
Noninterest income:
Trust fees	$13,806	$12,877	$12,361
Service charges on deposit accounts	19,040	17,775	16,228
Mortgage banking income	11,637	10,868	9,553
Insurance commissions	4,574	4,133	3,695
Equipment rental income	18,972	16,067	18,856
Other income	6,554	6,463	6,759
Investment securities and other investment gains (losses)	2,002	350	(4,719)
Total noninterest income	$76,585	$68,533	$62,733

Noninterest income increased 11.75% in 2006 over 2005 mainly due to increases in the operating lease portfolio that resulted in increased equipment rental income; market valuation adjustments that resulted in gains on venture partnership investments; growth in assets under management and an increase in IRA custodian revenue that resulted in increased trust fee income; and increased overdraft and NSF activity that resulted in increased service charges on deposit accounts. Noninterest income increased 9.25% in 2005 from 2004 mainly due to recoveries of mortgage servicing rights impairment, decreased charges for other-than-temporary impairment of securities, and market valuation adjustments resulting in gains on partnership investments.

Equipment rental income generated from operating leases grew by 18.08% during 2006 from 2005 compared to a decrease of 14.79% in 2005 from 2004. Revenues from operating leases for construction equipment, various trucks, and other equipment increased as clients responded positively to our strong marketing efforts and entered into new lease agreements over the course of 2006. Revenues for 2005 were negatively affected due to maturities of leases and revenues for 2004 were negatively affected as clients opted to take advantage of the tax benefits available for purchases of equipment versus equipment rental.

Investment securities and other investment gains totaled $2.00 million for the year ended 2006 compared to $0.35 million for the year ended 2005. Favorable market valuation adjustments on our venture partnership investments during 2006 were the main factor contributing to the gains. Gains on venture capital investments during 2005 were partially offset by other-than-temporary impairment of $0.61 million for 2005. In 2004, investment securities and other investment losses totaled $4.72 million, of this amount $4.58 million was comprised of other-than-temporary impairment charges on investments in Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock.

Service charges on deposit accounts increased 7.12% in 2006 from 2005 compared to an increase of 9.53% in 2005 from 2004. Growth in the number of deposit accounts led to increased consumer NSF and overdraft fees.

Trust fees (which includes investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by 7.21% in 2006 from 2005 compared to an increase of 4.17% in 2005 over 2004. Trust fees are largely based on the size of client relationships and the market value and mix of assets under management. The market value of trust assets under management at December 31, 2006 and 2005, were $2.98 billion and $2.66 billion, respectively. At December 31, 2006, these trust assets were comprised of $1.49 billion of personal and agency trusts, $1.03 billion of employee benefit plan assets, $358.84 million of estate administration assets, and $98.56 million of custody assets. Growth in trust fees was mainly attributed to an increase in assets under management coupled with a stronger stock and bond market in 2006. A weaker stock and bond market slowed the growth of trust fees in 2005 from 2004.

Mortgage banking income increased 7.08% in 2006 over 2005, compared to an increase of 13.77% in 2005 from 2004. The increase in 2006 was primarily due to $4.75 million, pre-tax gains on bulk sales of mortgage servicing rights related to both governmental and conventional loans that occurred during the second and third quarters. The increase in 2005 was primarily the result of a recovery of impairment on mortgage servicing assets of $2.27 million versus impairment recoveries of $0.28 million during 2004. During 2006 and 2005, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets. Mortgage production declined 17.96% during 2006 compared to 2005 as the Bank and Trustcorp, jointly, produced $678.14 million in new mortgages --$103.00 million through the Bank; $126.89 million through Trustcorp; and $448.25 million from wholesale production sources. During 2005, the Bank and Trustcorp together produced $826.63 million in new mortgages -- $139.06 million through the Bank; $214.05 million through Trustcorp; and $473.52 million purchased from wholesale production sources.

Insurance commissions were up 10.67% in 2006 from 2005 compared to an increase of 11.85% in 2005 from 2004. The increases for 2006 and 2005 were mainly attributed to higher contingent commissions and new business sales growth, respectively.

Other income remained relatively unchanged in 2006 as compared to 2005 compared to a decrease of 4.38% in 2005 from 2004. The decline in other income during 2005 was primarily the result of lower standby letter of credit fee income which decreased by $0.17 million and miscellaneous fee income which decreased by $0.31 million.

Noninterest Expense— Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)	2006	2005	2004
Noninterest expense:
Salaries and employee benefits	$66,605	$69,767	$63,083
Net occupancy expense	7,492	7,749	7,196
Furniture and equipment expense	12,316	11,418	10,290
Depreciation — leased equipment	14,958	12,895	15,315
Professional fees	3,998	3,362	6,563
Supplies and communications	5,496	5,462	5,708
Business development and marketing expense	4,008	3,630	3,613
Intangible asset amortization	1,910	2,663	2,631
Loan and lease collection and repossession expense	704	(1,094)	4,946
Other expense	8,724	7,587	7,746
Total noninterest expense	$126,211	$123,439	$127,091

In 2006 we experienced an increase in noninterest expense of 2.25% from 2005 compared to a decrease of 2.87% in 2005 from 2004. The leading factors contributing to the increase in noninterest expense in 2006 were increased depreciation expense on leased equipment, lower gains and valuation adjustments on repossessed assets, and higher professional fees. The increase in 2006 was partially offset by decreases in salaries and employee benefits, net occupancy expense, and intangible asset amortization. The decline in noninterest expense in 2005 was mostly due to reduced professional fees, decreased depreciation on leased equipment, and a decline in loan and lease collection and repossession expenses.

Total salaries and employee benefits decreased 4.53% in 2006 from 2005, following a 10.60% increase in 2005 from 2004.

Employee salaries decreased 5.56% in 2006 compared to an increase of 7.65% in 2005. The decrease in salaries in 2006 was primarily due to the first quarter 2006 reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards. This one-time expense reversal, combined with the adoption of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (SFAS No. 123(R)) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax, for the year. The increase in salaries in 2005 was primarily the result of merit-based and market-driven salary increases and increased commissions due to higher insurance revenues.

Employee benefits remained relatively stable in 2006, following a 23.70% increase in 2005. We were able to contain employee benefit costs during 2006 as our group insurance costs for 2006 were maintained close to 2005 levels.

Occupancy expense decreased 3.32% in 2006 from 2005, compared to a 7.68% increase in 2005 from 2004. The decrease in 2006 was primarily driven by lower depreciation expense than that experienced in 2005. The increase in 2005 was primarily due to higher leasehold improvements and repair of premises expenses.

Furniture and equipment expense, including depreciation, increased in 2006 over 2005 by 7.86%, compared to a 10.96% increase in 2005 from 2004. Higher software costs which were mostly related to implementation of upgrades to our core accounting and management systems, and higher debit card transaction expense were the significant factors contributing to the increased costs in 2006. The leading causes for the increase in 2005 were increased third-party processing charges and desktop computer upgrades.

Depreciation on equipment owned under operating leases increased 16.00% in 2006 from 2005, following a 15.80% decrease in 2005 from 2004. In 2006, depreciation on equipment owned under operating leases increased in conjunction with the increase in equipment rental income as some of our clients opted to enter into new lease arrangements rather than purchase equipment. Conversely, during 2005, depreciation on operating leases declined in conjunction with the decline in noninterest income from equipment owned under operating leases due to maturities in the operating lease portfolio and clients who opted to take advantage of the tax benefits available for purchases of equipment versus equipment rental during 2004.

Professional fees increased 18.92% in 2006 from 2005, compared to a 48.77% decrease in 2005 from 2004. The majority of the increase in 2006 was due to higher legal fees and audit and examination fees which were mainly incurred in the normal course of business. The decrease in 2005 was mainly due to the settlement, during the fourth quarter of 2004, of the lawsuit described in the 2003 Form 10-K Item 3, Legal Proceedings and a reduction in the associated legal fees.

Supplies and communications expense remained relatively unchanged in 2006 as compared to 2005. Supplies and communications expense decreased 4.31% in 2005 from 2004. The decrease in 2005 was primarily due to lower charges for postage and freight and telephone service.

Business development and marketing expense increased 10.41% in 2006 from 2005. The increase in 2006 was mainly due to robust marketing related to the opening of new branches and expansion of our business into the Kalamazoo area. Business development and marketing expense remained relatively steady for the year 2005 as compared to 2004.

Intangible asset amortization decreased 28.28% in 2006 from 2005 compared to a 1.22% increase in 2005 from 2004. The decrease in intangible asset amortization for 2006 was primarily due to the effects of the complete amortization of assets associated with acquisitions which occurred during 2001. The increase in 2005 was due to amortization related to an insurance agency acquisition made during the year.

Loan and lease collection and repossession expenses increased 164.35% (or $1.80 million) in 2006 as compared to 2005. Loan and lease collection and repossession expenses decreased 122.12% (or $6.04 million) in 2005 from 2004. The increase in 2006 was mainly due to lower gains on the disposition of repossessed assets as we continued to vigorously dispose of our inventory of repossessed assets. In 2005 and 2004, valuation adjustments on repossessed assets continued to decrease along with a decrease in legal and collection expenses. From 2003 through 2005, we took back 72 aircraft in repossession and all of those repossessed aircraft had been disposed of as of December 31, 2006.

Other expenses increased 14.99% in 2006 as compared to 2005. The increase was largely due to losses related to an employee defalcation and expenses related to employee training and education and relocation. A decrease of 2.05% occurred in other expenses during 2005, compared to 2004. Lower insurance cost was the primary factor for the decline for 2005.

Income Taxes— 1st Source recognized income tax expense in 2006 of $20.25 million, compared to $15.63 million in 2005, and $9.14 million in 2004. The effective tax rate in 2006 was 34.00% compared to 31.65% in 2005, and 26.79% in 2004. The effective tax rate increased in 2006 due to a decrease in tax-exempt interest in relation to taxable income. For detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note N of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Loan and Lease Portfolio— The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial and agricultural loans	$478,310	$453,197	$425,018	$402,905	$428,367
Auto, light truck and environmental equipment	317,604	310,786	263,637	269,490	247,883
Medium and heavy duty truck	341,744	302,137	267,834	221,562	197,312
Aircraft financing	498,914	459,645	444,481	489,155	323,802
Construction equipment financing	305,976	224,230	196,516	219,562	303,126
Loans secured by real estate	632,283	601,077	583,437	533,749	567,950
Consumer loans	127,706	112,359	99,245	94,577	111,012
Total loans and leases	$2,702,537	$2,463,431	$2,280,168	$2,231,000	$2,179,452
At December 31, 2006, 16.9% and 12.6% of total loans and leases were concentrated with borrowers in trucking and truck leasing and construction end users, respectively.

Average loans and leases, net of unearned discount, increased 9.26% and 4.85% in 2006 and 2005, respectively. Loans and leases, net of unearned discount, at December 31, 2006, were $2.70 billion and were 70.98% of total assets, compared to $2.46 billion and 70.16% of total assets at December 31, 2005.

Commercial and agricultural lending, excluding those loans secured by real estate, increased 5.54% in 2006 over 2005. Commercial and agricultural lending outstandings were $478.31 million and $453.20 million at December 31, 2006 and December 31, 2005, respectively. This increase was mainly due to increased sales activity within the commercial loan and small business loan areas coupled with improved market conditions and market expansion.

Loans secured by real estate increased 5.19% during 2006 over 2005. Loans secured by real estate outstanding at December 31, 2006, were $632.28 million and $601.08 million at December 31, 2005. The primary focus of this lending area is commercial real estate ($412.52 million at December 31, 2006, the majority of which is owner occupied) and residential mortgage lending ($219.76 million at December 31, 2006) in the regional market area. This increase was mostly due to business clients' continued investment in real estate for expansion or relocation of their commercial facilities and our ability to meet those funding needs.

Auto, light truck, and environmental equipment financing increased 2.19% in 2006 over 2005. At December 31, 2006, auto, light truck, and environmental equipment financing had outstandings of $317.60 million and $310.79 million at December 31, 2005. Environmental equipment financing increased 21.07% in 2006 over 2005, most of this increase was in the municipal equipment lease portfolio as a result of focused sales activity. Auto and light truck financing decreased 4.93% at December 31, 2006 compared to December 31, 2005, mainly due to car rental companies reducing their inventories during the off-season in order to avoid higher interest costs.

Medium and heavy duty truck loans and leases experienced growth of $39.61 million, or an increase of 13.11%, in 2006. Medium and heavy duty truck financing at December 31, 2006 and 2005, had outstandings of $341.74 million and $302.14 million, respectively. Most of the increase at December 31, 2006 from December 31, 2005 can be attributed to clients' making proactive decisions to contain their future costs by completing purchases of 2007 new tractor needs in 2006. Most of our clients were affected by a new regulatory standard which mandated that, effective January 1, 2007, all Class 8 diesel trucks produced have emission compliant engines. This requirement will increase the cost of each vehicle approximately $6,000 to $9,000.

Aircraft financing at year-end 2006 increased 8.54% from year-end 2005. Aircraft financing at December 31, 2006 and 2005, had outstandings of $498.91 million and $459.65 million, respectively. The increase in 2006 was primarily due to rigorous marketing efforts and a strong focus on sales.

Construction equipment financing increased 36.46% in 2006 over 2005. Construction equipment financing at December 31, 2006, had outstandings of $305.98 million, compared to outstandings of $224.23 million at December 31, 2005. The increase at December 31, 2006 from December 31, 2005 was mainly the result of continued strong commercial, industrial, and non-residential building industries, as well as, substantial Federal, state and local funding for roads, bridges, and general transportation projects upon which our client base relies for business. During 2006, we added two new sales territories which further enhanced growth in this portfolio.

Consumer loans increased 13.66% in 2006 over 2005. Consumer loans outstanding at December 31, 2006, were $127.71 million and $112.36 million at December 31, 2005. Successful marketing to new and established clients was the main factor in the increase.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2006. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$274,867	$183,103	$20,340	$478,310
Auto, light truck and environmental equipment	145,567	166,002	6,035	317,604
Medium and heavy duty truck	100,896	231,197	9,651	341,744
Aircraft financing	111,769	348,080	39,065	498,914
Construction equipment financing	89,991	212,473	3,512	305,976
Total	$723,090	$1,140,855	$78,603	$1,942,548

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 - 5 Years	$840,995	$299,860	$1,140,855
Over 5 Years	35,752	42,851	78,603
Total	$876,747	$342,711	$1,219,458

Most of the Bank's residential mortgages are sold into the secondary market and serviced by our mortgage subsidiary, Trustcorp Mortgage Company (Trustcorp). Mortgage loans held for sale were $50.16 million at December 31, 2006 and were $67.22 million at December 31, 2005.

CREDIT EXPERIENCE

Reserve for Loan and Lease Losses— Our reserve for loan and lease losses is provided for by direct charges to operations. Losses on loans and leases are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Our management evaluates the adequacy of the reserve quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000) where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of economic trends, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data — Note A of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the adequacy of the reserve for loan and lease losses.

The reserve for loan and lease losses at December 31, 2006 totaled $58.80 million and was 2.18% of loans and leases, compared to $58.70 million or 2.38% of loans and leases at December 31, 2005 and $63.67 million or 2.79% of loans and leases at December 31, 2004. It is our opinion that the reserve for loan and lease losses was adequate to absorb losses inherent in the loan and lease portfolio as of December 31, 2006.

The recovery of provision for loan and lease losses was $2.74 million and $5.86 million for 2006 and 2005, respectively, compared to the provision for loan and lease losses of $0.23 million in 2004. The recovery of the provision for 2006 and 2005 was consistent with our improved credit quality of the loan and lease portfolio.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2006	2005	2004	2003	2002
Amounts of loans and leases outstanding
at end of period	$2,702,537	$2,463,431	$2,280,168	$2,231,000	$2,179,452
Average amount of net loans and leases outstanding
during period	$2,566,217	$2,348,690	$2,240,055	$2,091,004	$2,332,992
Balance of reserve for loan and lease losses
at beginning of period	$58,697	$63,672	$70,045	$59,218	$57,624
Charge-offs:
Commercial and agricultural loans	1,038	1,478	6,104	1,187	2,376
Auto, light truck and environmental equipment	340	630	2,408	2,789	6,380
Medium and heavy duty truck	-	15	352	69	771
Aircraft financing	1,126	2,424	3,585	6,877	27,401
Construction equipment financing	118	-	686	4,712	2,326
Loans secured by real estate	129	167	456	344	340
Consumer loans	1,203	858	1,090	1,560	2,127
Total charge-offs	3,954	5,572	14,681	17,538	41,721
Recoveries:
Commercial and agricultural loans	1,594	1,308	1,312	519	1,311
Auto, light truck and environmental equipment	430	1,140	1,277	1,182	616
Medium and heavy duty truck	59	174	14	-	-
Aircraft financing	3,612	2,255	4,460	1,698	759
Construction equipment financing	753	1,065	547	248	465
Loans secured by real estate	31	89	107	11	26
Consumer loans	316	421	362	523	481
Total recoveries	6,795	6,452	8,079	4,181	3,658
Net (recoveries) charge-offs	(2,841)	(880)	6,602	13,357	38,063
(Recoveries) provisions charged to operating expense	(2,736)	(5,855)	229	17,361	39,657
Reserves acquired in acquisitions	-	-	-	6,823	-
Balance at end of period	$58,802	$58,697	$63,672	$70,045	$59,218
Ratio of net (recoveries) charge-offs to average net
loans and leases outstanding	(0.11)%	(0.04)%	0.29%	0.64%	1.63%

Net (recoveries) charge-offs as a percentage of average loans and leases by portfolio type follow:

	2006	2005	2004	2003	2002
Commercial and agricultural loans	(0.12)%	0.04%	1.14%	0.16%	0.23%
Auto, light truck and environmental equipment	(0.03)	(0.17)	0.43	0.62	2.27
Medium and heavy duty truck	(0.02)	(0.06)	0.14	0.03	0.47
Aircraft financing	(0.54)	0.04	(0.19)	1.73	6.40
Construction equipment financing	(0.24)	(0.51)	0.07	1.67	0.55
Loans secured by real estate	0.02	0.01	0.06	0.06	0.05
Consumer loans	0.74	0.41	0.77	1.04	1.39
Total net (recoveries) charge-offs to average portfolio loans and leases	(0.11)%	(0.04)%	0.29%	0.64%	1.63%

The reserve for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated probable losses that have been incurred within the categories of loans and leases set forth in the table below. The amount of such components of the reserve at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances, are as follows (for purposes of this analysis, auto, light truck and environmental equipment and medium and heavy duty truck loans and leases have been consolidated into the category truck and automobile financing):

	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases		Leases		Leases		Leases		Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Reserve	Loans and	Reserve	Loans and	Reserve	Loan and	Reserve	Loans and	Reserve	Loans and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Commercial and agricultural loans	$14,547	17.70%	$15,472	18.40%	$13,612	18.64%	$9,589	18.06%	$11,163	19.65%
Truck and automobile financing	13,359	24.40	13,008	24.88	12,633	23.31	13,966	22.01	11,006	20.43
Aircraft financing	18,621	18.46	19,583	18.66	26,475	19.49	31,733	21.93	21,603	14.86
Construction equipment financing	5,030	11.32	4,235	9.10	4,502	8.62	9,061	9.84	9,394	13.91
Loans secured by real estate	4,672	23.40	4,058	24.40	4,187	25.59	3,798	23.92	3,656	26.06
Consumer loans	2,573	4.72	2,341	4.56	2,263	4.35	1,898	4.24	2,396	5.09
Total	$58,802	100.00%	$58,697	100.00%	$63,672	100.00%	$70,045	100.00%	$59,218	100.00%

Nonperforming Assets— Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, except for mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection. Nonperforming assets amounted to $17.67 million at December 31, 2006, compared to $22.04 million at December 31, 2005, and $33.21 million at December 31, 2004. Impaired loans and leases totaled $12.32 million, $16.87 million, and $45.39 million at December 31, 2006, 2005, and 2004, respectively. During 2006, interest income that would have been recorded on nonaccrual loans and leases under their original terms was $1.90 million, compared to $2.19 million in 2005. Interest income that was recorded on nonaccrual loans and leases was $0.62 million and $0.81 million in 2006 and 2005, respectively.

Nonperforming assets at December 31, 2006, decreased 19.84% from December 31, 2005. During 2006, decreases in repossessed assets, commercial and agricultural loans, construction equipment financing, auto, light truck and environmental equipment, other real estate, and consumer loans were partially offset by increases in medium and heavy duty truck, loans secured by real estate, and aircraft financing.

Nonperforming assets at December 31 (Dollars in thousands)	2006	2005	2004	2003	2002
Loans past due over 90 days	$116	$245	$481	$212	$154
Nonaccrual loans and leases and restructured loans:
Commercial and agricultural loans	1,768	3,701	6,928	2,795	4,819
Auto, light truck and environmental equipment	481	812	2,336	2,419	4,730
Medium and heavy duty truck	1,755	17	179	1,823	1,384
Aircraft financing	8,219	7,641	10,132	12,900	12,281
Construction equipment financing	853	2,513	4,097	4,663	9,844
Loans secured by real estate	2,214	1,475	1,141	1,786	2,191
Consumer loans	285	393	440	699	415
Total nonaccrual loans and leases and restructured loans	15,575	16,552	25,253	27,085	35,664
Total nonperforming loans and leases	15,691	16,797	25,734	27,297	35,818
Other real estate	800	960	1,307	3,010	4,362
Repossessions:
Commercial and agricultural loans	2	-	-	34	-
Auto, light truck and environmental equipment	178	128	1,112	847	1,364
Medium and heavy duty truck	-	-	-	-	-
Aircraft financing	300	4,073	3,037	4,551	19,242
Construction equipment financing	400	-	183	753	681
Consumer loans	95	83	50	78	56
Total repossessions	975	4,284	4,382	6,263	21,343
Operating leases	201	-	1,785	257	2,594
Total nonperforming assets	$17,667	$22,041	$33,208	$36,827	$64,117
Nonperforming loans and leases to loans and leases,
net of unearned discount	0.58%	0.68%	1.13%	1.22%	1.64%
Nonperforming assets to loans and leases and operating leases,
net of unearned discount	0.64%	0.87%	1.42%	1.59%	2.79%

Potential Problem Loans and Leases— At December 31, 2006, the Bank had a $2.95 million standby letter of credit outstanding which supported bond indebtedness of a customer. If this standby letter of credit is funded, due to the current financial condition of the customer, the Bank likely will foreclose on the real estate securing the customer's reimbursement obligation. This likely will result in an increase in other real estate for approximately the same amount as the funding.

At December 31, 2006, our management was not aware of any potential problem loans or leases that would have a material effect on loan and lease delinquency or loan and lease charge-offs. Loans and leases are subject to continual review and are given management’s attention whenever a problem situation appears to be developing.

INVESTMENT PORTFOLIO

The amortized cost of securities at year-end 2006 increased 11.16% from 2005, following a 19.30% decrease from year-end 2004 to year-end 2005. The amortized cost of securities at December 31, 2006 was $709.09 million or 18.62% of total assets, compared to $637.88 million or 18.17% of total assets at December 31, 2005.

The amortized cost of securities available-for-sale as of December 31 is summarized as follows:

(Dollars in thousands)	2006	2005	2004
U.S. Treasury and government agencies, including agency mortgage-backed securities	$466,326	$415,793	$552,949
States and political subdivisions	182,356	179,797	171,338
Other securities	60,409	42,288	66,117
Total investment securities available-for-sale	$709,091	$637,878	$790,404

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2006, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and government agencies, including agency mortgage-backed securities
Under 1 year	$344,393	5.36%
1 - 5 years	53,450	3.38
5 - 10 years	6,589	5.13
Over 10 years	61,894	5.34
Total U.S. Treasury and government agencies, including agency mortgage-backed securities	466,326	5.13
States and political subdivisions
Under 1 year	47,658	5.27
1 - 5 years	96,616	5.74
5 - 10 years	38,082	7.20
Over 10 years	-	-
Total states and political subdivisions	182,356	5.92
Other securities
Under 1 year	20,170	5.34
1 - 5 years	3,925	2.92
5 - 10 years	75	6.55
Over 10 years	-	-
Marketable equity securities	36,239	5.81
Total other securities	60,409	5.47
Total investment securities available-for-sale	$709,091	5.36%

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:
	2006		2005		2004
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$352,204	-%	$392,475	-%	$384,157	-%
Interest bearing demand deposits	715,242	2.51	784,366	1.78	707,168	0.88
Savings deposits	190,347	0.44	210,151	0.30	228,836	0.29
Other time deposits	1,512,755	4.38	1,223,406	3.41	1,169,009	2.98
Total	$2,770,548	-	$2,610,398	-	$2,489,170	-

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2006, by time remaining until maturity is as follows:

(Dollars in thousands)
Under 3 months	$206,555
4 - 6 months	69,420
7 - 12 months	148,966
Over 12 months	195,836
Total	$620,777

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2006 were as follows:
(Dollars in thousands)
2007	$1,161,555
2008	324,772
2009	104,491
2010	16,318
2011	8,686
Thereafter	18,176
Total	$1,633,998

SHORT-TERM BORROWINGS

The following table shows the distribution of our short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.

	Federal Funds
	Purchased and
	Security		Other
	Repurchase	Commercial	Short-Term	Total
(Dollars in thousands)	Agreements	Paper	Borrowings	Borrowings
2006
Balance at December 31, 2006	$195,262	$10,907	$16,549	$222,718
Maximum amount outstanding at any month-end	265,362	12,922	90,689	368,973
Average amount outstanding	211,973	7,997	45,854	265,824
Weighted average interest rate during the year	3.95%	4.99%	4.87%	4.14%
Weighted average interest rate for outstanding amounts at
December 31,2006	3.41%	5.08%	4.89%	3.60%
2005
Balance at December 31, 2005	$230,756	$4,600	$42,113	$277,469
Maximum amount outstanding at any month-end	273,428	5,552	122,038	401,018
Average amount outstanding	214,199	2,054	79,018	295,271
Weighted average interest rate during the year	2.55%	3.36%	3.91%	2.92%
Weighted average interest rate for outstanding amounts at
December 31,2005	3.86%	3.88%	2.76%	3.70%
2004
Balance at December 31, 2004	$216,751	$836	$82,075	$299,662
Maximum amount outstanding at any month-end	411,812	1,152	113,958	526,922
Average amount outstanding	295,172	815	109,205	405,192
Weighted average interest rate during the year	1.15%	1.23%	2.46%	1.50%
Weighted average interest rate for outstanding amounts at
December 31, 2004	2.09%	1.72%	2.09%	2.09%

LIQUIDITY

Core Deposits— Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2006, average core deposits equaled 63.27% of average total assets, compared to 67.60% in 2005 and 66.97% in 2004. The effective cost rate of core deposits in 2006 was 2.65%, compared to 1.96% in 2005 and 1.59% in 2004.

Average demand deposits (noninterest bearing core deposits) decreased 10.26% in 2006 compared to an increase of 2.17% in 2005. These represented 15.67% of total core deposits in 2006, compared to 17.21% in 2005, and 17.13% in 2004.

Purchased Funds— We use purchased funds to supplement core deposits and include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, Federal funds, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2006, our reliance on purchased funds increased to 22.21% of average total assets from 18.55% in 2005.

Shareholders’ Equity— Average shareholders’ equity equated to 10.07% of average total assets in 2006 compared to 9.89% in 2005. Shareholders’ equity was 9.69% of total assets at year-end 2006, compared to 9.84% at year-end 2005. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we include unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gain (loss), it does impact our equity as reported in the audited financial statements. The unrealized loss on available-for-sale securities, net of income taxes, was $0.26 million and $3.24 million at December 31, 2006 and 2005, respectively.

Liquidity Risk Management— The Bank’s liquidity is monitored and closely managed by the Asset/Liability Management Committee (ALCO), whose members are comprised of the Bank’s senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

Liquidity management is the process by which the Bank ensures that adequate liquid funds are available to meet financial commitments on a timely basis. Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs.

Liquidity of the Bank is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability funded liquidity is deposit growth and retention of the core deposit base. The principal source of asset-funded liquidity is available-for-sale investment securities, cash and due from banks, Federal funds sold, securities purchased under agreements to resell, and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by repurchase agreements, and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

Interest Rate Risk Management— ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. In the normal course of business, we face ongoing interest rate risks and uncertainties. We occasionally utilize interest rate swaps to partially manage the primary market exposures associated with the interest rate risk related to underlying assets, liabilities, and anticipated transactions.

A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. This analysis presents the hypothetical change in earnings of those rate sensitive financial instruments and interest rate swaps which we held at December 31, 2006. The aggregate hypothetical decrease in pre-tax earnings was estimated to be $0.92 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates. The aggregate hypothetical increase in pre-tax earnings was estimated to be $0.59 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. At December 31, 2006, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented.

Due to the nature of the mortgage banking business, we manage the earning assets and interest-bearing liabilities of Trustcorp on a separate basis. The predominant assets on Trustcorp’s balance sheet are mortgage loans held for sale, which are funded by short-term borrowings (normally less than 30 days). These borrowings are managed on a daily basis. We fund a portion of Trustcorp’s other borrowings for working capital.

Trustcorp manages the interest rate risk related to loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note O of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2006, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligations payments by period.

						Indeterminate
(Dollars in thousands)	Note	0 - 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	maturity	Total
Deposits without stated maturity	-	$1,414,287	$0	$0	$0	$0	$1,414,287
Certificates of deposit	-	1,161,555	429,263	25,004	18,176	0	1,633,998
Long-term debt and mandatorily
redeemable securities	J	10,407	25,789	481	903	6,181	43,761
Subordinated notes	L	0	0	0	59,022	0	59,022
Operating leases	O	2,680	4,359	3,322	1,484	0	11,845
Purchase obligations	-	30,424	5,616	2,294	68	0	38,402
Total contractual obligations		$2,619,353	$465,027	$31,101	$79,653	$6,181	$3,201,315

We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to account for such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2006. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on or liquidity or capital resources.

We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2006 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for our clients. In accordance with U. S. generally accepted accounting principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included in Part II, Item 8, Financial Statements and Supplementary Data — Note O of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

Three Months Ended (Dollars in thousands, except per share amounts)
	March 31	June 30	September 30	December 31
2006
Interest income	$46,396	$50,781	$54,379	$57,438
Interest expense	21,297	23,636	26,928	30,700
Net interest income	25,099	27,145	27,451	26,738
(Recovery of) provision for loan and lease losses	(300)	(1,671)	(667)	(98)
Investment securities and other investment gains (losses)	2,083	150	(223)	(8)
Income before income taxes	14,998	15,497	17,117	11,931
Net income	9,933	10,277	10,964	8,123
Diluted net income per common share*	0.43	0.45	0.48	0.36
2005
Interest income	$38,796	$40,843	$43,657	$45,236
Interest expense	15,192	16,641	18,358	19,913
Net interest income	23,604	24,202	25,299	25,323
(Recovery of) provision for loan and lease losses	(421)	(3,411)	(1,304)	(719)
Investment securities and other investment gains (losses)	904	5	(559)	-
Income before income taxes	10,046	12,385	14,186	12,760
Net income	6,944	8,227	9,481	9,099
Diluted net income per common share*	0.30	0.36	0.41	0.39
Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.

Net income was $8.12 million for the fourth quarter of 2006, down 10.73 percent compared to the $9.10 million of net income reported for the fourth quarter of 2005. Diluted net income per common share for the fourth quarter of 2006 amounted to $0.36, compared to $0.39 per common share reported in the fourth quarter of 2005.

Our recovery of provision for loan and lease losses was $0.10 million in the fourth quarter of 2006 compared to a recovery of provision for loan and lease losses of $0.72 million in the fourth quarter of 2005. Net charge-offs were $0.10 million for the fourth quarter 2006, compared to net recoveries of $0.87 million a year ago.

Noninterest income for the fourth quarter of 2006 was $17.69 million, a marginal increase, as compared to the fourth quarter of 2005. During the fourth quarter of 2006 increases in equipment rental income and trust fees were mostly offset by a decline in mortgage banking income.

Noninterest expense for the fourth quarter of 2006 was $32.60 million an increase of 5.64 percent as compared to the fourth quarter of 2005. The increase in the fourth quarter of 2006 as compared to the fourth quarter of 2005 was primarily due to higher depreciation on leased equipment expense, furniture and equipment expense, and professional fees

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Rate Risk Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited management’s assessment, included in the accompanying Report of Management, that 1st Source Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that 1st Source Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the financial statements, in 2006 the Company changed its method of acounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 1st Source Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 23, 2007

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2006	2005
ASSETS
Cash and due from banks	$118,131	$124,817
Federal funds sold and interest bearing deposits with other banks	64,979	68,578
Investment securities available-for-sale
(amortized cost of $709,091 and $637,878 at December 31, 2006 and 2005, respectively)	708,672	632,625
Mortgages held for sale	50,159	67,224
Loans and leases, net of unearned discount:
Commercial and agricultural loans	478,310	453,197
Auto, light truck and environmental equipment	317,604	310,786
Medium and heavy duty truck	341,744	302,137
Aircraft financing	498,914	459,645
Construction equipment financing	305,976	224,230
Loans secured by real estate	632,283	601,077
Consumer loans	127,706	112,359
Total loans and leases	2,702,537	2,463,431
Reserve for loan and lease losses	(58,802)	(58,697)
Net loans and leases	2,643,735	2,404,734
Equipment owned under operating leases, net	76,310	58,250
Net premises and equipment	37,326	37,710
Accrued income and other assets	108,003	117,339
Total assets	$3,807,315	$3,511,277
LIABILITIES
Deposits:
Noninterest bearing	$339,866	$393,494
Interest bearing	2,708,418	2,352,093
Total deposits	3,048,284	2,745,587
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	195,262	230,756
Other short-term borrowings	27,456	46,713
Total short-term borrowings	222,718	277,469
Long-term debt and mandatorily redeemable securities	43,761	23,237
Subordinated notes	59,022	59,022
Accrued expenses and other liabilities	64,626	60,386
Total liabilities	3,438,411	3,165,701
SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 23,781,518 shares in 2006 and 23,778,780 shares in 2005
less unearned shares (262,986 -- 2006 and 260,248 -- 2005)*	8,336	7,578
Capital surplus	280,827	214,001
Retained earnings	99,572	139,601
Cost of common stock in treasury (1,022,435 shares -- 2006, and 782,429 shares -- 2005)*	(19,571)	(12,364)
Accumulated other comprehensive loss	(260)	(3,240)
Total shareholders' equity	368,904	345,576
Total liabilities and shareholders' equity	$3,807,315	$3,511,277
*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2006	2005	2004
Interest income:
Loans and leases	$181,363	$147,814	$129,059
Investment securities, taxable	19,816	14,777	16,361
Investment securities, tax-exempt	5,183	5,275	5,065
Other	2,632	666	952
Total interest income	208,994	168,532	151,437
Interest expense:
Deposits	85,067	56,341	41,698
Short-term borrowings	11,011	8,628	6,079
Subordinated notes	4,320	4,008	3,863
Long-term debt and mandatorily redeemable securities	2,163	1,127	1,109
Total interest expense	102,561	70,104	52,749
Net interest income	106,433	98,428	98,688
(Recovery of) provision for loan and lease losses	(2,736)	(5,855)	229
Net interest income after (recovery of) provision for loan and lease losses	109,169	104,283	98,459
Noninterest income:
Trust fees	13,806	12,877	12,361
Service charges on deposit accounts	19,040	17,775	16,228
Mortgage banking income	11,637	10,868	9,553
Insurance commissions	4,574	4,133	3,695
Equipment rental income	18,972	16,067	18,856
Other income	6,554	6,463	6,759
Investment securities and other investment gains (losses)	2,002	350	(4,719)
Total noninterest income	76,585	68,533	62,733
Noninterest expense:
Salaries and employee benefits	66,605	69,767	63,083
Net occupancy expense	7,492	7,749	7,196
Furniture and equipment expense	12,316	11,418	10,290
Depreciation - leased equipment	14,958	12,895	15,315
Professional fees	3,998	3,362	6,563
Supplies and communications	5,496	5,462	5,708
Business development and marketing expense	4,008	3,630	3,613
Loan and lease collection and repossession expense	704	(1,094)	4,946
Other expense	10,634	10,250	10,377
Total noninterest expense	126,211	123,439	127,091
Income before income taxes	59,543	49,377	34,101
Income taxes	20,246	15,626	9,136
Net income	$39,297	$33,751	$24,965
Basic net income per common share*	$1.74	$1.48	$1.10
Diluted net income per common share*	$1.72	$1.46	$1.08
*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Cost of	Accumulated
					Common	Other
		Common	Capital	Retained	Stock	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Surplus	Earnings	in Treasury	Income (Loss),Net
Balance at January 1, 2004	$314,691	$7,578	$214,001	$100,534	$(9,777)	$2,355
Comprehensive income, net of tax:
Net income	24,965	-	-	24,965	-	-
Change in unrealized gains of
available-for-sale securities, net of tax	(2,652)	-	-	-	-	(2,652)
Total comprehensive income	22,313	-	-	-	-	-
Issuance of 227,231 common shares per
stock based compensation awards, including
related tax effects	3,253	-	-	(970)	4,223	-
Cost of 214,295 shares of common
stock acquired for treasury	(4,958)	-	-	-	(4,958)	-
Cash dividend ($.382 per share)*	(8,699)			(8,699)	-	-
Balance at December 31, 2004	$326,600	$7,578	$214,001	$115,830	$(10,512)	$(297)
Comprehensive income, net of tax:
Net income	33,751	-	-	33,751	-	-
Change in unrealized losses of
available-for-sale securities, net of tax	(2,943)	-	-	-	-	(2,943)
Total comprehensive income	30,808	-	-	-	-	-
Issuance of 51,433 common shares per
stock based compensation awards, including
related tax effects	528	-	-	159	369	-
Cost of 111,475 shares of common
stock acquired for treasury	(2,221)	-	-	-	(2,221)	-
Cash dividend ($.445 per share)*	(10,139)	-	-	(10,139)	-	-
Balance at December 31, 2005	$345,576	$7,578	$214,001	$139,601	$(12,364)	$(3,240)
Comprehensive income, net of tax:
Net income	39,297	-	-	39,297	-	-
Change in unrealized losses of
available-for-sale securities, net of tax	2,980	-	-	-	-	2,980
Total comprehensive income	42,277	-	-	-	-	-
Issuance of 95,032 common shares per
stock based compensation awards, including
related tax effects	814	-	-	364	450	-
Cost of 335,038 shares of common
stock acquired for treasury	(7,657)	-	-	-	(7,657)	-
Cash dividend ($.534 per share)*	(12,094)	-	-	(12,094)	-	-
10% common stock dividend
($12 cash paid in lieu of fractional shares)	(12)	758	66,826	(67,596)	-	-
Balance at December 31, 2006	$368,904	$8,336	$280,827	$99,572	(19,571)	$(260)
*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2006	2005	2004
Operating activities:
Net income	$39,297	$33,751	$24,965
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan and lease losses	(2,736)	(5,855)	229
Depreciation of premises and equipment	4,797	5,002	4,813
Depreciation of equipment owned and leased to others	14,958	12,895	15,315
Amortization of investment security premiums and accretion of discounts, net	(259)	4,471	6,553
Amortization of mortgage servicing rights	4,587	6,782	7,384
Mortgage servicing asset impairment recoveries	(12)	(2,271)	(275)
Deferred income taxes	(3,921)	(2,908)	5,346
Realized investment securities (losses) gains	(2,002)	(350)	4,719
Change in mortgages held for sale	17,065	(11,513)	4,504
Change in interest receivable	(3,616)	(1,876)	1,036
Change in interest payable	10,577	3,265	490
Change in other assets	8,378	(1,347)	(1,431)
Change in other liabilities	(4,270)	8,391	(8,871)
Other	1,253	827	233
Net change in operating activities	84,096	49,264	65,010
Investing activities:
Proceeds from sales of investment securities	65,682	28,806	21,683
Proceeds from maturities of investment securities	322,073	315,660	211,562
Purchases of investment securities	(456,706)	(196,061)	(274,976)
Net change in short-term investments	3,599	151,552	(218,776)
Loans sold or participated to others	-	286	(557)
Net change in loans and leases	(236,266)	(182,668)	(35,908)
Net change in equipment owned under operating leases	(33,015)	(23,887)	7,732
Purchases of premises and equipment	(5,553)	(5,858)	(3,736)
Net change in investing activities	(340,186)	87,830	(292,976)
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(101,390)	(132,699)	309,534
Net change in certificates of deposit	404,087	71,284	10,254
Net change in short-term borrowings	(54,751)	(22,193)	(110,497)
Proceeds from issuance of long-term debt	21,922	5,368	1,357
Proceeds from issuance of subordinated notes	-	-	30,929
Payments on subordinated notes	-	-	(28,351)
Payments on long-term debt	(1,306)	(274)	(6,224)
Net proceeds from issuance of treasury stock	814	528	3,253
Acquisition of treasury stock	(7,657)	(2,221)	(4,958)
Cash dividends	(12,315)	(10,325)	(8,863)
Net change in financing activities	249,404	(90,532)	196,434
Net change in cash and cash equivalents	(6,686)	46,562	(31,532)
Cash and cash equivalents, beginning of year	124,817	78,255	109,787
Cash and cash equivalents, end of year	$118,131	$124,817	$78,255
Supplemental Information:
Cash paid for:
Interest	$91,985	$66,839	$52,259
Income taxes	29,364	12,002	6,216
The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Accounting Policies

The principal line of business of 1st Source and our subsidiaries is banking and closely related activities. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

Principles of Consolidation— The financial statements consolidate 1st Source and our subsidiaries (principally the Bank and Trustcorp). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note T, investments in subsidiaries are carried at equity in our underlying net assets.

Use of Estimates in the Preparation of Financial Statements— Financial statements prepared in accordance with U. S. generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash Flow— For purposes of the consolidated and parent company only statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Securities— Securities that we have the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. We currently hold no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

The fair value is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer, and our intent and ability to hold the security for a time necessary to recover the amortized cost. A decline in value that is determined to be other-than-temporary is recorded as a loss in the Consolidated Statements of Income.

Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. At December 31, 2006, we did not have any securities classified as trading securities. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

Loans and Leases— Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Interest income is accrued as earned based on unpaid principal balances. Origination fees and direct loan and lease origination costs are deferred and the net amount amortized to interest income over the estimated life of the related loan or lease. Loan commitment fees are deferred and amortized into other income over the commitment period.

Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

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

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis. Beginning January 1, 2006, we began evaluating only those loans and leases exceeding $100,000 for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) which requires an allowance to be established as a component of the allowance for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value. Prior to January 1, 2006, we did not have a minimum threshold in place for the purpose of evaluating impairment.

1st Source, through our subsidiary Trustcorp, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow us to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At our option, and without GNMA's prior authorization, we may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Under SFAS No. 140, once we have the unconditional ability to repurchase a delinquent loan, we are deemed to have regained effective control over the loan and we are required to recognize the loan on our balance sheet and record an offsetting liability, regardless of our intent to repurchase the loan. At December 31, 2006 and 2005, residential real estate portfolio loans included $2.42 million and $18.09 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.

Mortgage Banking Activities— Loans held for sale are primarily composed of performing one-to-four family residential mortgage loans originated for resale and carried at the lower of cost or fair value as determined on an aggregate basis. Fair value is determined using available secondary market prices for loans with similar coupons, maturities, and credit quality.

We recognize the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. We allocate a portion of the total cost of a mortgage loan to servicing rights based on the relative fair value. The fair value of the servicing rights is based on market prices, when available, or is determined by estimating the present value of future net servicing income, taking into consideration market loan prepayment speeds and discount rates. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of mortgage servicing rights are recognized as noninterest income in the period in which such rights are sold.

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

Mortgage servicing assets are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when recoverability of a recorded valuation allowance is determined to be remote considering historical and projected interest rates, prepayments, and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries.

As part of mortgage banking operations, we enter into commitments to purchase or originate loans whereby the interest rate on these loans is determined prior to funding ("rate lock commitments"). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under our risk management policy, these fair values are hedged primarily by selling forward contracts on agency securities. The rate lock commitments on mortgage loans intended to be sold and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings. The fair value of rate lock commitments is determined using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The benefit of servicing rights inherent in the loans underlying the rate lock commitments is not recognized until these loans are funded and sold.

Reserve for Loan and Lease Losses— The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio including a higher percentage reserve allocation for special attention loans and leases without a specific reserve and reserves for pooled homogenous loans and leases. Management’s evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and disposition and forecasts of economic and geopolitical events, all of which are subject to judgment and will change.

Specific reserves are established for certain business and specialty finance credits based on a regular analysis of special attention loans and leases. This analysis is performed by the Credit Policy Committee, the Loan Review Department, Credit Administration, and the Loan Workout Departments. The specific reserves are based on an analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity.

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

A comprehensive analysis of the reserve is performed by management on a quarterly basis. Although management determines the amount of each element of the reserve separately and relies on this process as an important credit management tool, the entire reserve is available for the entire loan and lease portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts both positively and negatively. Management’s methodology includes several factors intended to minimize the difference between estimated and actual losses. These factors allow management to adjust our estimate of losses based on the most recent information available.

Loans and leases, which are deemed uncollectible, are charged off and deducted from the reserve, while recoveries of amounts previously charged off are credited to the reserve. A (recovery of) provision for loan and lease losses is credited or charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Equipment Owned Under Operating Leases— We finance various types of construction equipment, medium and heavy duty trucks, and automobiles under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as "residual" value. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination.

Other Real Estate— Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2006 and 2005, other real estate had carrying values of $0.80 million and $0.96 million, respectively.

Repossessed Assets— Repossessed assets may include fixtures and equipment, inventory and receivables, and aircraft, construction equipment, and vehicles acquired through foreclosure or in lieu of foreclosure from our business banking activities and our specialty finance activities. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. We estimate fair value based on the best estimate of an orderly liquidation value. Valuation resources typically include vehicle and equipment dealers, valuation guides, and other third parties, including appraisers. At the time of foreclosure, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent write-downs are included in noninterest expense. Gains or losses not previously recognized resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $0.97 million and $4.28 million, as of December 31, 2006 and 2005, respectively.

Premises and Equipment— Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed by the straight-line method, primarily with useful lives ranging from three to 31.5 years. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, we recognize a loss in the amount of the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense in the income statement.

Goodwill and Intangibles— Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of our other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding seven years. We performed the required annual impairment test of goodwill during the first quarter of 2006 and determined that no impairment exists.

Venture Capital Investment— We account for our investments in venture capital partnerships on the equity method based upon the guidance included in EITF D-46. The venture capital partnerships which we have investments in, account for their investments at fair value pursuant to the guidance in the AICPA Investment Company Guide. As a result, our investments in these venture capital partnerships reflect the underlying fair value of the partnerships’ investments. We account for our investments in venture capital partnerships that are owned three percent and greater under this method. We account for our investments in venture capital partnerships that are owned less than three percent at the lower of cost or market. Venture capital investments in partnerships are included in other assets on the balance sheet. The balances as of December 31, 2006 and 2005 were $2.31 million and $2.72 million, respectively.

Short-Term Borrowings— Our short-term borrowings consist of Federal funds purchased, securities sold under agreement to repurchase, commercial paper, U.S. Treasury demand notes, Federal Home Loan Bank notes, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within one to 365 days of the transaction date. Commercial paper matures within seven to 270 days. Other short-term borrowings on the balance sheet include our liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to us as deemed appropriate.

Trust Fees— Trust fees are recognized on the accrual basis.

Income Taxes— 1st Source and our subsidiaries file a consolidated Federal income tax return. The provision for incomes taxes is based upon income in the financial statements, rather than amounts reported on our income tax return.

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

Net Income Per Common Share— Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, which were as follows (in thousands): 2006, 22,537; 2005, 22,755; and 2004, 22,780. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options. The weighted-average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 2006, 22,830; 2005, 23,053; and 2004, 23,083.

Stock-Based Employee Compensation— Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. We generally would have recognized compensation expense for stock options only if we granted options with a discounted exercise price or modified the terms of previously issued options, and would have recognized the related compensation expense ratably over the associated service period, which was generally the option vesting term. Because the exercise price of the employee stock options granted always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted.

We adopted the provisions of SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for our purposes, is the date of grant. We transitioned to fair-value based accounting for stock-based compensation using the modified prospective application and, therefore, have not restated results for prior periods. This transition method applies to new awards for service periods beginning on or after January 1, 2006, and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested award) which were granted prior to January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123(R).

SFAS No. 123(R), requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note K - Employee Stock Benefit Plans use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006.

Segment Information— In our management's opinion, 1st Source has two principal business segments, namely: commercial banking (conducted through its wholly-owned subsidiary, 1st Source Bank) and mortgage banking (conducted through its wholly-owned subsidiary, Trustcorp). While our chief decision makers monitor the revenue streams of various products and services, the identifiable segments' operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of our financial service operations are considered by management to be aggregated in one reportable operating segment.

Derivative Financial Instruments— We occasionally enter into derivative financial instruments as part of our interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. Under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments are recorded on the balance sheet, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Deferred gains and losses from derivatives that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Note B — Recent Accounting Pronouncements

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB No. 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. SAB No. 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. SAB No. 108 did not have a material impact on our financial condition or results of operations.

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. SFAS No. 158 did not have a material impact on our financial condition or results of operation. Our accrued postretirement benefit cost was not material at December 31, 2006, 2005, and 2004; therefore, additional disclosure is not provided.  The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not expect the measurement date of this statement to have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the provisions of this interpretation to have a material impact on our financial condition or results of operations.

Share-Based Payment: SFAS No. 123(R),"Share-Based Payment," establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. We adopted the provisions SFAS No.123(R) on January 1, 2006. Details related to the adoption of SFAS No.123(R) and the impact on our financial statements is more fully discussed in Note K - Employee Stock Benefit Plans.

Accounting for Servicing of Financial Assets: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Our adoption of this statement in 2006 did not have a material impact on our financial condition, results of operations, or cash flows.

Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

Reclassifications— Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders’ equity or net income as previously reported. We declared a 10% stock dividend on July 27, 2006; therefore, all share and per share information has been adjusted accordingly.

Note C — Investment Securities

Investment securities available-for-sale were as follows:
	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2006
U.S. Treasury and government agencies securities	$386,678	$67	$(2,442)	$384,303
States and political subdivisions	182,356	266	(1,882)	180,740
Mortgage-backed securities	79,648	490	(960)	79,178
Other securities	60,409	4,328	(286)	64,451
Total investment securities available-for-sale	$709,091	$5,151	$(5,570)	$708,672
December 31, 2005
U.S. Treasury and government agencies securities	$357,754	$-	$(5,543)	$352,211
States and political subdivisions	179,797	80	(2,144)	177,733
Mortgage-backed securities	58,039	162	(849)	57,352
Other securities	42,288	3,307	(266)	45,329
Total investment securities available-for-sale	$637,878	$3,549	$(8,802)	$632,625

The contractual maturities of investments in securities available-for-sale at December 31, 2006, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$401,078	$399,631
Due after one year through five years	153,970	151,137
Due after five years through ten years	38,156	38,308
Due after ten years	-	-
Mortgage-backed securities	79,648	79,178
Equity securities	36,239	40,418
Total investment securities available for sale	$709,091	$708,672

At December 31, 2006, the mortgage-backed securities we held consisted primarily of FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government. At December 31, 2006, other securities we held consisted primarily of commercial paper, other equity investments, FNMA and FHLMC preferred securities, and FHLB securities.

Gross realized losses of $0.45 million, $0.64 million, and $4.62 million and gross gains of $0.61 million, $0.17 million, and $0.15 million were recognized on investment securities available-for-sale, in 2006, 2005, and 2004, respectively. We did not record any gross losses for other-than-temporary impairment on any securities for 2006. We recorded gross losses of $0.61 million in other-than-temporary impairment on preferred stock issued by the FNMA and the FHLMC in 2005. There were no trading securities outstanding at December 31, 2006 or 2005. We recorded $0.04 million for realized and unrealized losses on trading securities in 2004.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2006
U.S. Treasury and government agencies securities	$139,532	$(58)	$137,416	$(2,384)	$276,948	$(2,442)
States and political subdivisions	21,702	(65)	112,493	(1,817)	134,195	(1,882)
Mortgage-backed securities	17,585	(105)	27,013	(855)	44,598	(960)
Other securities	2,236	(56)	6,302	(230)	8,538	(286)
Total temporarily impaired securities	$181,055	$(284)	$283,224	$(5,286)	$464,279	$(5,570)

December 31, 2005
U.S. Treasury and government agencies securities	$76,363	$(153)	$255,799	$(5,390)	$332,162	$(5,543)
States and political subdivisions	99,320	(1,105)	48,301	(1,039)	147,621	(2,144)
Mortgage-backed securities	22,175	(344)	15,766	(505)	37,941	(849)
Other securities	3,409	(84)	3,369	(182)	6,778	(266)
Total temporarily impaired securities	$201,267	$(1,686)	$323,235	$(7,116)	$524,502	$(8,802)

At December 31, 2006, we did not believe any individual unrealized loss represented other-than-temporary impairment. The unrealized losses were primarily attributable to changes in interest rates. We have both the intent and the ability to hold these securities for a time necessary to recover the amortized cost.

At December 31, 2006 and 2005, investment securities with carrying values of $286.60 million and $318.51 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note D — Loans and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2006 and 2005, and totaled $2.70 billion and $2.46 billion, respectively. At December 31, 2006 and 2005, net deferred loan and lease costs were $6.46 million and $5.66 million, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated balance sheet.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2006 and 2005, follows:

(Dollars in thousands)	2006	2005
Direct finance leases:
Rentals receivable	$153,058	$104,918
Estimated residual value of leased assets	54,060	56,437
Gross investment in lease financing	207,118	161,355
Unearned income	(31,773)	(18,444)
Net investment in lease financing	$175,345	$142,911

At December 31, 2006, the minimum future lease payments receivable for each of the years 2007 through 2011 were $42.52 million, $34.24 million, $26.92 million, $19.43 million, and $11.17 million, respectively.

We and our subsidiaries have extended, and expect to extend in the future, loans to officers, directors, and principal holders of equity securities of 1st Source and our subsidiaries and to our associates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $8.99 million and $17.48 million at December 31, 2006 and 2005, respectively. During 2006, $9.89 million of new loans were made and repayments and other reductions totaled $18.38 million.

Note E — Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses for each of the three years ended December 31 are shown below.

(Dollars in thousands)	2006	2005	2004
Balance, beginning of year	$58,697	$63,672	$70,045
(Recovery of) provision for loan and lease losses	(2,736)	(5,855)	229
Charge-offs	(3,954)	(5,572)	(14,681)
Recoveries	6,795	6,452	8,079
Balance, end of year	$58,802	$58,697	$63,672

At December 31, 2006 and 2005, nonaccrual and restructured loans and leases, substantially all of which are collateralized, were $15.58 million and $16.55 million, respectively. Interest income for the years ended December 31, 2006, 2005, and 2004, would have increased by approximately $1.28 million, $1.38 million, and $2.27 million, respectively, if these loans and leases had earned interest at their full contract rate.

As of December 31, 2006 and 2005, impaired loans and leases totaled $12.32 million and $16.87 million, respectively, of which $3.73 million and $3.07 million had corresponding specific reserves for loan and lease losses totaling $0.49 million and $2.52 million, respectively. The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them. As of December 31, 2006, a total of $10.72 million of the impaired loans and leases were nonaccrual loans and leases. For 2006, 2005, and 2004 the average recorded investment in impaired loans and leases was $11.39 million, $27.65 million and $51.14 million, respectively, and interest income recognized on impaired loans and leases totaled $0.56 million, $1.01 million, and $2.55 million, respectively.

Note F — Operating Leases

We finance various types of construction equipment, medium and heavy duty trucks, automobiles, and miscellaneous production equipment under leases principally classified as operating leases. These operating leases are reported at cost, net of accumulated depreciation. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term, typically from three to seven years. These operating lease assets are recorded net of accumulated depreciation in the consolidated balance sheet. Rental income is earned on the operating lease assets and reported as noninterest income. These operating lease assets are depreciated over the term of the lease to the estimated fair value of the asset at the end of the lease. The depreciation of these operating lease assets is reported as a component of noninterest expense. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to us.

Operating lease equipment at December 31, 2006 and 2005, was $76.31 million and $58.25 million, respectively, net of accumulated depreciation of $27.76 million and $29.79 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2006, totaled $62.50 million, of which $18.47 million is due in 2007, $16.41 million in 2008, $12.67 million in 2009, $8.76 million in 2010, $4.28 million in 2011, $1.62 million in 2012, and $0.29 million in 2013. Depreciation expense related to operating lease equipment for the year ended December 31, 2006 was $14.96 million.

Note G — Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)	2006	2005
Land	$7,063	$6,884
Buildings and improvements	43,111	42,616
Furniture and equipment	32,948	33,205
Total premises and equipment	83,122	82,705
Accumulated depreciation and amortization	(45,796)	(44,995)
Net premises and equipment	$37,326	$37,710
Depreciation and amortization of properties and equipment totaled $4.80 million in 2006, $5.00 million in 2005, and $4.81 million in 2004.

Note H - Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $0.65 billion at December 31, 2006, compared to $1.54 billion at December 31, 2005, and $1.91 billion at December 31, 2004.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

(Dollars in thousands)	2006	2005
Mortgage servicing assets:
Balance at beginning of period	$19,393	$23,715
Additions	8,023	10,012
Amortization	(4,411)	(6,782)
Sales	(15,415)	(7,552)
Carrying value before valuation allowance at end of period	7,590	19,393
Valuation allowance:
Balance at beginning of period	(30)	(2,301)
Impairment recoveries	12	2,271
Balance at end of period	$(18)	$(30)
Net carrying value of mortgage servicing assets at end of period	$7,572	$19,363
Fair value of mortgage servicing assets at end of period	$10,624	$23,967

Mortgage servicing assets are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the mortgage servicing assets exceeds the fair value and the impairment is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. During 2006, management determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2006, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $3.05 million. This difference represents increases in the fair value of certain mortgage servicing assets accounted for under SFAS No. 140 that could not be recorded above cost basis.

The key economic assumptions used to estimate the value of the mortgage servicing rights as of December 31 follow:

	2006	2005
Expected weighted-average life (in years)	3.06	3.01
Weighted-average constant prepayment rate (CPR)	12.24%	12.66%
Weighted-average discount rate	8.37%	8.71%

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $7.67 million and $21.08 million at December 31, 2006 and December 31, 2005, respectively.

Note I — Intangible Assets and Goodwill

At December 31, 2006, intangible assets consisted of goodwill of $18.85 million and other intangible assets of $0.57 million, net of accumulated amortization of $12.34 million. At December 31, 2005, intangible assets consisted of goodwill of $18.85 million and other intangible assets of $2.53 million, net of accumulated amortization of $10.43 million. Intangible asset amortization was $1.91 million, $2.66 million, and $2.63 million for 2006, 2005, and 2004, respectively. Amortization on other intangible assets is expected to total $0.20 million, $0.10 million, $0.10 million, $0.09 million, and $0.07 million in 2007, 2008, 2009, 2010, and 2011, respectively.

A summary of core deposit intangible and other intangible assets as of December 31 follows:
(Dollars in thousands)	2006	2005
Core deposit intangibles:
Gross carrying amount	$5,710	$5,762
Less: accumulated amortization	(5,143)	(4,260)
Net carrying amount	$567	$1,502
Other intangibles:
Gross carrying amount	$7,201	$7,201
Less: accumulated amortization	(7,201)	(6,174)
Net carrying amount	$-	$1,027

Note J — Long-Term Debt and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2006 and 2005, are as follows:

(Dollars in thousands)	2006	2005
Term loan	$10,000	$10,000
Federal Home Loan Bank borrowings (4.73%-6.54%)	26,028	5,989
Mandatorily redeemable securities	6,181	6,273
Other long-term debt	1,552	975
Total long-term debt and mandatorily redeemable securities	$43,761	$23,237

Annual maturities of long-term debt outstanding at December 31, 2006, for the next five years beginning in 2007, are as follows (in thousands): $10,407; $15,394; $10,396; $280; and $201.

At December 31, 2006, the $10.00 million term loan bore a fixed interest rate of 4.76%. Interest is payable quarterly with principal due at the October 31, 2007, maturity. The Term Loan Agreement contains, among other provisions, certain covenants relating to existence and mergers, capital structure, and financial requirements.

At December 31, 2006, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of eight fixed rate notes with maturities ranging from 2008 to 2022. These notes were collateralized by $35.14 million of certain real estate loans.

Mandatorily redeemable securities as of December 31, 2006, of $6.18 million reflected the "book value" shares under the 1st Source Executive Incentive Plan. See Note K - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and increases in book value per share are recorded as other interest expense. Total interest expense recorded for 2006, 2005, and 2004 was $0.66 million, $0.54 million, and $0.38 million, respectively.

Note K — Employee Stock Benefit Plans

As of December 31, 2006, we had five stock-based employee compensation plans. These plans include two stock option plans, namely, the 1992 Stock Option Plan, and the 2001 Stock Option Plan; two executive stock award plans, namely, the Executive Incentive Plan, and the Restricted Stock Award Plan; and the Employee Stock Purchase Plan. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the "Committee") of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

A combined summary of activity regarding our active stock option plans and executive stock award plans is presented in the following table.

		Non-Vested Stock
		Awards Outstanding		Stock Options Outstanding
			Weighted-		Weighted-
	Shares	Number of	Average		Average
	Available	Shares	Grant-Date	Number of	Exercise
	for Grant		Fair Value	Shares	Price
Balance, January 1, 2004	2,414,159	317,858	$12.77	849,560	$19.30
Shares authorized --2004 EIP	35,174	-	-	-	-
Granted	(37,374)	37,374	14.11	-	7.63
Stock options exercised	-	-	-	(228,532)	-
Stock awards vested	-	(16,235)	15.61	-	-
Forfeited	1,440	(10,377)	9.66	(3,330)	21.82
Canceled	-	-	-	-	-
Balance, December 31, 2004	2,413,399	328,620	12.88	617,698	23.61
Shares authorized --2005 EIP	71,963	-	-	-	-
Granted	(83,974)	83,974	15.16	-	-
Stock options exercised	-	-	-	(29,721)	11.31
Stock awards vested	-	(14,892)	15.39	-	-
Forfeited	9,570	(24,653)	12.08	(7,129)	27.21
Canceled	-	-	-	-	-
Balance, December 31, 2005	2,410,958	373,049	13.35	580,848	24.19
Shares authorized --2006 EIP	76,442	-	-	-	-
Granted	(97,123)	94,264	16.65	2,859	29.46
Stock options exercised	-	-	-	(71,062)	12.54
Stock awards vested	-	(37,269)	15.57	-	-
Forfeited	17,382	(19,896)	13.46	(23,170)	20.74
Canceled	-	-	-	-	-
Balance, December 31, 2006	2,407,659	410,148	$13.90	489,475	$26.04

Stock Option Plans— Our incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and the 2001 Stock Option Plan (the "2001 Plan"). As of December 31, 2006, there were 421,936 stock options remaining exercisable under the 1992 Plan, all of which will expire in January 2011. We have not issued any awards from the 1992 Plan since 2001, as the 1992 Plan was terminated, except for outstanding options, after the 2001 Plan was approved by the shareholders. Options under the 2001 Plan vest in one to eight years from date of grant. As of December 31, 2006, there were 67,539 stock options available for issuance upon exercise and 2,122,618 available for issuance under the 2001 Plan.

Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price is equal to the fair market value of a share of 1st Source Corporation's common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years, except for reload options under the 2001 Plan, which are given the remaining term of the original grant. Upon merger, consolidation, or other corporate consolidation in which 1st Source Corporation is not the surviving corporation, as defined in the plans, all outstanding options immediately vest.

Proceeds from stock option exercises totaled $0.91 million in 2006, $0.34 million in 2005, and $1.74 million in 2004. During 2006, 71,062 shares were issued in connection with stock option exercises from available treasury shares. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $2.98 million and $2.64 million at December 31, 2006. The total intrinsic value of stock options exercised was $0.96 million in 2006, $0.29 million in 2005, and $3.36 million in 2004. The total fair value of share awards vested was $0.67 million during 2006 $0.46 million in 2005, and $0.31 million in 2004.

Other information regarding stock options outstanding and exercisable as of December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$ 12.04 to $ 17.99	46,162	4.01	$13.89	32,412	$14.67
$ 18.00 to $ 26.99	59,587	3.89	20.93	55,003	20.93
$ 27.00 to $ 29.46	383,726	1.61	28.30	380,867	28.29

As stated in Note A - Accounting Policies, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R). SFAS 123(R) requires that stock-based compensation to employees be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of SFAS 123(R) during 2006, we recognized additional stock-based compensation expense related to stock options of $61,606 (not subject to tax). The increase in stock-based compensation expense related to stock options had an immaterial impact on basic or diluted earnings per share during 2006. Cash flows from financing activities for 2006 were not affected by stock option exercises during 2006.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility estimated over a period of at least equal to the estimated term of the options. In estimating the fair value of stock options under the Black-Scholes valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of the options granted is derived based on past experience and represents the period of time that options granted are expected to be outstanding. The following weighted-average assumptions were used in the option pricing model for options granted in 2006 (no options were granted in 2004 or 2005): a risk-free interest rate of 4.87%; an expected dividend yield of 2.02%; an expected volatility factor of 35.73%; and an expected option life of 5.23 years. The weighted-average grant date per share fair value of options granted in 2006 was $9.75.

The following pro forma information presents net income and earnings per share for 2005 and 2004 as if the fair value method of SFAS No. 123 had been used to measure compensation cost for the stock option plans.

Year Ended December 31 (Dollars in thousands, except per share data)	2005	2004
Net income, as reported	$ 33,751	$ 24,965
Add:
Stock-based employee compensation expense included in reported net income,
net of related tax effects	2,875	1,392
Deduct:
Stock-based employee compensation expense determined under fair value based
method for all awards, net of related tax effects	(2,998)	(1,586)
Pro forma net income	$ 33,628	$ 24,771
Earnings per share:
Basic — as reported *	$ 1.48	$ 1.10
Basic — pro forma *	$ 1.48	$ 1.09
Diluted — as reported *	$ 1.46	$ 1.08
Diluted — pro forma *	$ 1.46	$ 1.07
*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.

Stock Award Plans— Our incentive stock award plans include the Executive Incentive Plan (EIP) and the Restricted Stock Award Plan (RSAP). The EIP is also administered by the Committee. Awards under the EIP include "book value" shares and "market value" shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over a five to ten-year period and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.

Stock-based compensation expense totaled $0.41 million in 2006, $4.66 million in 2005, and $2.26 million in 2004. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $0.16 million in 2006, $1.79 million in 2005, and $0.86 million in 2004. Unrecognized stock-based compensation expense related to stock options totaled $88,345 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.8 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $276,970 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 5.34 years.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for our purposes is the date of the award.

Employee Stock Purchase Plan— We offer an Employee Stock Purchase Plan (ESPP) for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2006, 2005, and 2004 offerings were $25.70 (3.45%), $21.84 (2.02%), and $22.38 (3.69%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2006 and runs through June 2, 2008, with $282,136 in stock value to be purchased at $25.70 per share. The fair value of the employees’ purchase rights for the 2006, 2005, and 2004 offerings was estimated using the Black-Scholes model. The following assumptions were used in the model in each of the last three years: a risk-free interest rate of 5.04% for 2006; 3.40% for 2005; and 2.52% for 2004; an expected dividend yield of 2.02% for 2006; 2.17% for 2005; and 1.66% for 2004; an expected volatility factor of 18.77% for 2006; 27.49% for 2005; and 44.20% for 2004; and an expected life of 2.0 years for 2006, 2005, and 2004. The fair value for shares offered in 2006, 2005, and 2004 was $4.28, $3.44, and $5.81, respectively.

Note L — Subordinated Notes

As of December 31, 2006, we sponsored three trusts, 1st Source Capital Trust II, III and IV (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust.

Distributions on the capital securities issued by Capital Trust II, III and IV are payable quarterly at a rate per annum equal to the interest rate being earned by the Capital Trust on the subordinated notes held by that Capital Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated notes. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These new rules have no impact on our Tier 1 capital.

The subordinated notes are summarized as follows, at December 31, 2006:

	Amount of
	Subordinated	Interest	Maturity
(Dollars in thousands)	Notes	Rate	Date
March 1997 issuance-floating rate	$17,784	7.25%	03/31/27
November 2002 issuance-floating rate	10,310	6.95%	11/15/32
September 2004 issuance-fixed rate	30,928	7.66%	12/15/34
Total	$59,022

The March 1997 floating rate issuance interest rate is equal to the sum of the three-month Treasury adjusted to a constant maturity, plus 2.25%. The November 2002 issuance interest rate is fixed at 6.95% until November 15, 2007, at which time it will become floating at an interest rate equal to LIBOR, plus 3.35%.

Note M — Employee Benefit Plans

Effective October 1, 2006, we amended the 1st Source Corporation Employees’ Profit Sharing Plan and Trust, which was renamed the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan (as amended, the “Plan”). The Plan includes an employee stock ownership component, which is designed to invest in and hold 1st Source common stock, and a 401(k) plan component, which holds all Plan assets not invested in 1st Source common stock. The Plan now also includes a number of new features that encourage diversification of investments with more opportunities to change investment elections and contribution levels.

Employees are eligible to participate in the Plan on the first day of employment. After one year and 1,000 hours of service worked, we are required under the 401(k) component of the Plan to match dollar for dollar participant contributions up to 4% of compensation, plus 50 cents per dollar of the next 2% deferrals. We will also contribute to the Plan an amount designated as a fixed profit sharing contribution. The amount of fixed profit sharing contribution is equal to two percent of compensation. Additionally, each year we may, in our sole discretion, make additional contributions to the 401(k) component of the Plan. As of December 31, 2006, there were 1,312,203 shares of 1st Source Corporation common stock held in relation to employee benefit plans.

Our contribution is allocated among the participants on the basis of compensation. Each participant’s account is credited with cash or shares of 1st Source common stock based on that participant’s compensation earned during the year. After completing five years of service in which they worked at least 1,000 hours per year, a participant will be completely vested in their Plan account. Plan participants are entitled to receive distributions from their Plan accounts only upon termination of service, which includes retirement or death.

Contribution expense for the years ended December 31, 2006, 2005, and 2004, amounted to $2.39 million, $2.32 million, and $1.66 million, respectively.

Contributions to the defined contribution money purchase pension plan are based on 2% of participants’ eligible compensation. For the years ended December 31, 2006, 2005, and 2004, total pension expense for this plan amounted to $0.85 million, $0.91 million, and $0.72 million, respectively.

Trustcorp contributes to a defined contribution plan for all of its employees who meet the general eligibility requirements of the plan. Contribution expense for this plan for the years ended December 31, 2006, 2005, and 2004, amounted to $0.09 million, $0.14 million, and $0.13 million, respectively.

In addition to the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan, we provide certain health care and life insurance benefits for substantially all of our retired employees. All of our full-time employees become eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. The medical plan pays a stated percentage of eligible medical expenses reduced for any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and for life insurance is $3,000.

Our net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004 amounted to $0.12 million, $0.33 million, and $0.10 million, respectively. Our accrued postretirement benefit cost was not material at December 31, 2006, 2005, and 2004.

Note N — Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)	2006	2005	2004
Current:
Federal	$22,350	$16,625	$2,920
State	1,781	1,909	870
Total current	24,131	18,534	3,790
Deferred:
Federal	(3,434)	(2,644)	4,610
State	(451)	(264)	736
Total deferred	(3,885)	(2,908)	5,346
Total provision	$20,246	$15,626	$9,136

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:

	2006		2005		2004
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
Year Ended December 31 (Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Statutory federal income tax	$20,840	35.0%	$17,282	35.0%	$11,935	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,669)	(2.8)	(1,749)	(3.5)	(1,782)	(5.2)
State taxes, net of federal income tax benefit	865	1.5	1,069	2.2	1,044	3.1
Dividends received deduction	(270)	(0.5)	(188)	(0.4)	(1,607)	(4.7)
Other	480	0.8	(788)	(1.6)	(454)	(1.4)
Total	$20,246	34.0%	$15,626	31.7%	$9,136	26.8%
The tax expense (benefit) applicable to securities gains and losses for the years 2006, 2005, and 2004 was $1,758,000, $134,000, and $(1,808,000), respectively.

Deferred tax assets and liabilities as of December 31, 2006 and 2005 consisted of the following:
(Dollars in thousands)	2006	2005
Deferred tax assets:
Reserve for loan and lease losses	$22,551	$23,060
Accruals for employee benefits	3,827	5,120
Net unrealized losses on securities available-for-sale	159	2,013
Securities valuation reserve	1,319	1,150
Other	1,403	1,010
Total deferred tax assets	29,259	32,353
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	32,108	34,433
Mortgage servicing	3,394	7,534
Capitalized loan costs	2,307	2,168
Differing bases in assets related to acquisitions	433	728
Other	2,060	564
Total deferred tax liabilities	40,302	45,427
Net deferred tax liability	$11,043	$13,074

Note O — Contingent Liabilities, Commitments, and Financial Instruments with Off-Balance-Sheet Risk

Contingent Liabilities —1st Source and our subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on our consolidated financial position or results of operation.

Commitments — 1st Source and our subsidiaries are obligated under operating leases for certain office premises and equipment. In 1982, we sold the headquarters building and entered into a leaseback agreement with the purchaser. At December 31, 2006, the remaining term of the lease was five years with options to renew for up to 15 additional years. Approximately 30% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately, $2.68 million in 2007, $2.31 million in 2008, $2.05 million in 2009, $1.72 million in 2010, $1.60 million in 2011, and $1.48 million, thereafter. As of December 31, 2006, future minimum rentals to be received under noncancellable subleases totaled $3.03 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31 (Dollars in thousands)	2006	2005	2004
Gross rental expense	$3,250	$3,574	$3,075
Sublease rental income	(1,626)	(1,809)	(1,558)
Net rental expense	$1,624	$1,765	$1,517

Financial Instruments with Off-Balance-Sheet Risk —To meet the financing needs of our clients, 1st Source and our subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate, purchase and sell loans, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

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

Letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as those involved in extending loan commitments to clients.

As of December 31, 2006 and 2005, 1st Source and our subsidiaries had commitments outstanding to originate and purchase mortgage loans aggregating $113.25 million and $130.73 million, respectively. Outstanding commitments to sell loans aggregated $73.87 million at December 31, 2006, and $98.39 million at December 31, 2005. Standby letters of credit totaled $83.15 million and $76.43 million at December 31, 2006 and 2005, respectively. Standby letters of credit have terms ranging from six months to one year.

Note P — Derivative Financial Instruments

We have certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on a same notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our client to effectively convert a variable rate loan to a fixed rate. Because we act as an intermediary for our client, changes in the fair value of the underlying derivative contracts offset each other and do not impact our results of operations. At December 31, 2006, the notional amount of non-hedging interest rate swaps was $14.55 million.

Note Q — Regulatory Matters

We are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. We believe that we meet all capital adequacy requirements to which we are subject.

 The most recent notification from the Federal bank regulators categorized the Bank, the largest of our subsidiaries, as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that we believe will have changed the institution’s category.

As discussed in Note L, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

The actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank, as of December 31, 2006, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
Consolidated	$448,496	14.23%	$252,194	8.00%	$315,242	10.00%
1st Source Bank	426,858	13.73%	248,691	8.00%	310,864	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	406,996	12.91%	126,097	4.00%	189,145	6.00%
1st Source Bank	387,145	12.45%	124,346	4.00%	186,518	6.00%
Tier I Capital (to Average Assets):
Consolidated	406,996	10.93%	148,928	4.00%	186,160	5.00%
1st Source Bank	387,145	10.56%	146,581	4.00%	183,226	5.00%

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2006 and 2005, were approximately $6.23 million and $8.45 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank can pay dividends in 2007 of up to $67.14 million, plus an additional amount equal to its net profits for 2007, as defined by statute, up to the date of any such dividend declaration.

Our mortgage subsidiary, Trustcorp, is required to maintain minimum net worth capital requirements established by various governmental agencies. Trustcorp's net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2006, Trustcorp met its minimum net worth capital requirements.

Note R — Fair Values of Financial Instruments

The fair values of our financial instruments as of December 31, 2006 and 2005 are summarized in the table below.

	2006		2005
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$118,131	$118,131	$124,817	$124,817
Federal funds sold and interest bearing deposits with other banks	64,979	64,979	68,578	68,578
Investment securities, available-for-sale	708,672	708,672	632,625	632,625
Mortgages held for sale	50,159	50,159	67,224	67,448
Loans and leases, net of reserve for loan and lease losses	2,643,735	2,608,909	2,404,734	2,380,891
Interest rate swaps	122	122	65	65
Liabilities:
Deposits	$3,048,284	$3,048,971	$2,745,587	$2,750,212
Short-term borrowings	222,718	222,718	277,469	277,469
Long-term debt and mandatorily redeemable securities	43,761	43,502	23,237	23,065
Subordinated notes	59,022	60,768	59,022	58,619
Interest rate swaps	122	122	65	65
Off-balance-sheet instruments *	-	(346)	-	(431)
* Represents estimated cash outflows required to currently settle the obligations at current market rates.

We used the following methods and assumptions in estimating the fair value of our financial instruments:

Cash and Cash Equivalents— The carrying values reported in the consolidated statements of financial condition for cash and due from banks, Federal funds sold and interest bearing deposits with other banks approximate fair values for these assets.

Investment Securities— Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable investments.

Loans and Leases— For variable rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain real estate loans (e.g., one-to-four single family residential mortgage loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of all other loans and leases are estimated using discounted cash flow analyses which use interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.

Mortgages Held for Sale— The fair value of loans held for sale is determined based upon the market sales price of similar loans.

Deposits— The fair values for all deposits other than time deposits are equal to the amounts payable on demand (the carrying value). Fair values of variable rate time deposits are equal to their carrying values. Fair values for fixed rate time deposits are estimated using discounted cash flow analyses using interest rates currently being offered for deposits with similar remaining maturities.

Short-Term Borrowings— The carrying values of Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings, including our liability related to mortgage loans available for repurchase under GNMA optional repurchase programs, approximate their fair values.

Long-Term Debt and Mandatorily Redeemable Securities— The fair values of long-term debt are estimated using discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. The carrying values of mandatorily redeemable securities are based on approximate fair values.

Subordinated Notes— Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on calculated market prices of comparable securities.

Interest Rate Swaps— The carrying value of interest rate swaps is equal to the fair value. The fair value is based on the estimated amount we would receive or pay to terminate the contract, taking into account the current interest rate.

Off-Balance-Sheet Instruments— Contract and fair values for certain of our off-balance-sheet financial instruments (guarantees and loan commitments) are estimated based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Limitations— Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other such factors.

These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. These estimates are subjective in nature and require considerable judgment to interpret market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange, nor are they intended to represent the fair value of 1st Source as a whole. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

Note S — Subsequent Event

On February 19, 2007, we entered into a definitive agreement of merger with FINA Bancorp, Inc. (FINA), in which 1st Source will acquire FINA in an exchange of cash and stock. FINA headquartered in Valparaiso, Indiana, owns First National Bank, Valparaiso, a full service bank with approximately $620.00 million in assets. The merger, approved by the directors of both companies, is valued at approximately $135.00 million, or $3,206.57 per FINA share. The price represents approximately 196% of book value and 41.5 times 2006 earnings before securities losses. 1st Source will pay a minimum of 40% and a maximum of 42% of the purchase price in shares of 1st Source common stock, and the remainder of the purchase price will be paid in cash. The precise exchange ratio will be established at closing based on 1st Source’s stock price prior to the completion of the merger. FINA shareholders will be able to choose whether to receive 1st Source common stock or cash pursuant to election procedures described in the definitive agreement, subject to 1st Source’s ability to reallocate elections on a proportionate basis. The merger is subject to customary closing conditions, including regulatory approval and is expected to be completed in the second quarter of 2007. We believe the purchase of FINA is a natural extension of our service area and is consistent with our growth market expansion initiatives.

Note T — 1st Source Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2006	2005
ASSETS
Cash	$1	$1
Short-term investments with bank subsidiary	14,442	11,562
Investment securities, available-for-sale
(amortized cost of $17,112 and $12,893 at December 31, 2006 and 2005, respectively)	19,697	15,282
Investments in:
Bank subsidiaries	402,805	376,538
Non-bank subsidiaries	10,202	9,544
Loan receivables:
Non-bank subsidiaries	3,030	6,000
Premises and equipment, net	2,143	2,143
Other assets	7,660	8,074
Total assets	$459,980	$429,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$11,472	$4,800
Other liabilities	3,209	3,033
Long-term debt and mandatorily redeemable securities	76,395	75,735
Total liabilities	91,076	83,568
Shareholders’ equity	368,904	345,576
Total liabilities and shareholders’ equity	$459,980	$429,144

STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2006	2005	2004
Income:
Dividends from bank and non-bank subsidiaries	$15,045	$11,552	$9,749
Rental income from subsidiaries	2,542	2,472	829
Other	4,134	3,286	2,721
Total income	21,721	17,310	13,299
Expenses:
Interest on long-term debt and mandatorily redeemable securities	5,495	5,040	4,869
Interest on commercial paper and other short-term borrowings	418	73	10
Rent expense	1,059	1,059	1,059
Other	1,148	2,352	2,705
Total expenses	8,120	8,524	8,643
Income before income tax benefit and equity in undistributed income of subsidiaries	13,601	8,786	4,656
Income tax benefit	220	897	2,269
Income before equity in undistributed income of subsidiaries	13,821	9,683	6,925
Equity in undistributed income of subsidiaries:
Bank subsidiaries	23,448	24,057	19,832
Non-bank subsidiaries	2,028	11	(1,792)
Net income	$39,297	$33,751	$24,965

STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2006	2005	2004
Operating activities:
Net income	$39,297	$33,751	$24,965
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(25,476)	(24,068)	(18,040)
Depreciation of premises and equipment	289	305	283
Realized and unrealized investment securities (gains) losses	(517)	(72)	851
Other	(1,124)	(218)	523
Net change in operating activities	12,469	9,698	8,582
Investing activities:
Proceeds from sales and maturities of investment securities	1,817	15,356	6,645
Purchases of investment securities	(3,754)	(10,361)	-
Net change in premises and equipment	(288)	(118)	(264)
Change in short-term investments with bank subsidiary	(2,880)	(6,329)	(2,080)
Change in loans made to subsidiaries, net	2,970	1,000	(285)
Capital contributions to subsidiaries	1,400	(1,460)	-
Return of capital from subsidiaries	-	-	500
Net change in investing activities	(735)	(1,912)	4,516
Financing activities:
Net change in commercial paper and other short-term borrowings	6,673	3,964	(146)
Proceeds from issuance of subordinated notes	-	-	30,929
Payments on subordinated notes	-	-	(28,351)
Proceeds from issuance of long-term debt	874	311	18
Payments on long-term debt	(123)	(44)	(5,048)
Net proceeds from issuance of treasury stock	814	528	3,253
Acquisition of treasury stock	(7,657)	(2,221)	(4,958)
Cash dividends	(12,315)	(10,325)	(8,863)
Net change in financing activities	(11,734)	(7,787)	(13,166)
Net change in cash and cash equivalents	-	(1)	(68)
Cash and cash equivalents, beginning of year	1	2	70
Cash and cash equivalents, end of year	$1	$1	$2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2006, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of 1st Source Corporation (“1st Source”) is responsible for establishing and maintaining adequate internal control over financial reporting. 1st Source’s internal control over financial reporting includes policies and procedures pertaining to 1st Source’s ability to record, process, and report reliable information. Actions are taken to correct any deficiencies as they are identified through internal and external audits, regular examinations by bank regulatory agencies, 1st Source’s formal risk management process, and other means. 1st Source’s internal control system is designed to provide reasonable assurance to 1st Source’s management and Board of Directors regarding the preparation and fair presentation of 1st Source’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2006, 1st Source’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 25.

/s/CHRISTOPHER J. MURPHY III
CHRISTOPHER J. MURPHY III
Chairman, President and
Chief Executive Officer

/s/LARRY E. LENTYCH
LARRY E. LENTYCH
Treasurer and Chief Financial Officer

South Bend, Indiana

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the caption "Proposal Number 1: Election of Directors," "Board Committees and other Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information under the caption "Compensation Discussion & Analysis" of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2007 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a)]
Equity compensation plans
approved by shareholders
1992 stock option plan	421,936	$27.36	-
2001 stock option plan	67,539	17.83	2,122,618
1997 employee stock purchase plan	21,708	21.49	173,845
1982 executive incentive plan	-	-	95,271 (1)(2)
1982 restricted stock award plan	-	-	189,770 (1)
Total plans approved by shareholders	511,183	$25.85	2,581,504
Equity compensation plans
not approved by shareholders	-	-	-
Total equity compensation plans	511,183	$25.85	2,581,504
(1)Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.
(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Proposal Number 1: Election of Directors"of the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption "Relationship with Independent Registered Public Accounting Firm" of the 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm

Consolidated statements of financial condition — December 31, 2006 and 2005

Consolidated statements of income — Years ended December 31, 2006, 2005, and 2004

Consolidated statements of shareholders’ equity — Years ended December 31, 2006, 2005, and 2004

Consolidated statements of cash flows — Years ended December 31, 2006, 2005, and 2004

Notes to consolidated financial statements — December 31, 2006, 2005, and 2004

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.
3(b)	By-Laws of Registrant, as amended January 29, 2004, filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.
4(c)(1)	Form of Floating Rate Cumulative Trust Preferred Securities Indenture, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
4(c)(2)	Form of Floating Rate Cumulative Trust Preferred Securities Trust Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
4(c)(3)	Form of Floating Rate Cumulative Trust Preferred Securities Guarantee Agreement, dated March 21, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
4(d)	Agreement to Furnish Long-term Debt Instruments, dated February 11, 2003, filed as an exhibit to Form 10-K, dated December 31, 2002, and incorporated herein by reference.
10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(2)	Employment Agreement of Wellington D. Jones III, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(4)	Employment Agreement of Larry E. Lentych, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(5)	Employment Agreement of Richard Q. Stifel, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(6)	Employment Agreement of John B. Griffith, dated March 31, 2001, filed as exhibit to Form 10-K, dated December 31, 2002, and incorporated herein by reference.
10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

10(e)	1st Source Corporation 2001 Stock Option Plan, amended July 27, 2006, and filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.
10(g)(1)
1st Source Corporation 1992 Stock Option Plan, amended July 27, 2006, and dated April 23, 1992, as amended December 11, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(g)(2)	An amendment to 1st Source Corporation 1992 Stock Option Plan, dated July 18, 2000, and filed as exhibit to Form 10-K, dated December 31, 2000, and incorporated herein by reference.
10(h)	1st Source Corporation 1998 Performance Compensation Plan, dated February 19, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(i)	Consulting Agreement of Ernestine M. Raclin, dated April 14, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(j)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated, December 31, 2005, and incorporated herein by reference.
21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):
	Name	Jurisdiction
	1st Source Bank	Indiana
	SFG Equipment Leasing, Inc. *	Indiana
	1st Source Insurance, Inc. *	Indiana
	1st Source Specialty Finance, Inc. *	Indiana
	FBT Capital Corporation (Inactive)	Indiana
	1st Source Leasing, Inc.	Indiana
	1st Source Capital Corporation *	Indiana
	Trustcorp Mortgage Company	Indiana
	1st Source Capital Trust II	Delaware
	1st Source Capital Trust III	Delaware
	1st Source Capital Trust IV	Delaware
	Michigan Transportation Finance Corporation *	Michigan
	1st Source Intermediate Holding, LLC	Delaware
	1st Source Funding, LLC	Delaware
	1st Source Corporation Investment Advisors, Inc. *	Indiana
	SFG Commercial Aircraft Leasing, Inc. *	Indiana
	SFG Equipment Leasing Corporation I*	Indiana
*Wholly-owned subsidiaries of 1st Source Bank
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).
31.2	Certification of Larry E. Lentych, Chief Financial Officer (Rule 13a-14(a)).
32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.
32.2	Certification of Larry E. Lentych, Chief Financial Officer.

(c) Financial Statement Schedules — None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st SOURCE CORPORATION

By __/s/ CHRISTOPHER J. MURPHY III
Christopher J Murphy III, Chairman of the Board,
President and Chief Executive Officer

Date:  February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 23, 2007
Christopher J. Murphy III	President and Chief Executive Officer

/s/ WELLINGTON D. JONES III	Executive Vice President	February 23, 2007
Wellington D. Jones III	and Director

/s/ LARRY E. LENTYCH	Treasurer, Chief Financial Officer	February 23, 2007
Larry E. Lentych	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 23, 2007
John B. Griffith	and General Counsel

/s/ DAVID C. BOWERS	Director	February 23, 2007
David C. Bowers

/s/ DANIEL B. FITZPATRICK	Director	February 23, 2007
Daniel B. Fitzpatrick

/s/ TERRY L. GERBER	Director	February 23, 2007
Terry L. Gerber

/s/ LAWRENCE E. HILER	Director	February 23, 2007
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON	Director	February 23, 2007
William P. Johnson

/s/ CRAIG A. KAPSON	Director	February 23, 2007
Craig A. Kapson

/s/ REX MARTIN	Director	February 23, 2007
Rex Martin

/s/ DANE A. MILLER	Director	February 23, 2007
Dane A. Miller

/s/ TIMOTHY K. OZARK	Director	February 23, 2007
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 23, 2007
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 23, 2007
Mark D. Schwabero

/s/ TOBY S. WILT	Director	February 23, 2007
Toby S. Wilt