Form 10-Q
period 2007-03-31
1ST SOURCE CORP
filed 2007-04-27
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________

Commission file number 0-6233

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares of common stock outstanding as of April 23, 2007 - 22,509,948 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$70,962	$118,131
Federal funds sold and
interest bearing deposits with other banks	136,409	64,979
Investment securities available-for-sale
(amortized cost of $643,334 and $709,091
at March 31, 2007 and December 31, 2006, respectively)	643,915	708,672
Mortgages held for sale	41,649	50,159
Loans and leases - net of unearned discount:
Commercial and agricultural loans	508,976	478,310
Auto, light truck and environmental equipment	308,341	317,604
Medium and heavy duty truck	336,254	341,744
Aircraft financing	501,838	498,914
Construction equipment financing	326,779	305,976
Loans secured by real estate	644,819	632,283
Consumer loans	124,408	127,706
Total loans and leases	2,751,415	2,702,537
Reserve for loan and lease losses	(58,702)	(58,802)
Net loans and leases	2,692,713	2,643,735
Equipment owned under operating leases, net	75,541	76,310
Net premises and equipment	36,925	37,326
Accrued income and other assets	104,971	108,003
Total assets	$3,803,085	$3,807,315

LIABILITIES
Deposits:
Noninterest bearing	$404,350	$339,866
Interest bearing	2,629,081	2,708,418
Total deposits	3,033,431	3,048,284

Federal funds purchased and securities
sold under agreements to repurchase	204,389	195,262
Other short-term borrowings	18,085	27,456
Long-term debt and mandatorily redeemable securities	43,604	43,761
Subordinated notes	59,022	59,022
Accrued expenses and other liabilities	69,496	64,626
Total liabilities	3,428,027	3,438,411

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 23,791,790 at March 31, 2007 and 23,781,518 at December 31, 2006, less unearned shares
(273,258 at March 31, 2007 and 262,986 at December 31, 2006)	8,336	8,336
Capital surplus	280,827	280,827
Retained earnings	105,231	99,572
Cost of common stock in treasury (1,008,838 shares at March 31, 2007, and
1,022,435 shares at December 31, 2006)	(19,697)	(19,571)
Accumulated other comprehensive income (loss)	361	(260)
Total shareholders' equity	375,058	368,904
Total liabilities and shareholders' equity	$3,803,085	$3,807,315

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans and leases	$48,274	$40,888
Investment securities, taxable	5,730	3,925
Investment securities, tax-exempt	1,417	1,267
Other	532	316
Total interest income	55,953	46,396
Interest expense:
Deposits	25,270	17,033
Short-term borrowings	2,690	2,760
Subordinated notes	1,094	1,050
Long-term debt and mandatorily redeemable securities	627	454
Total interest expense	29,681	21,297
Net interest income	26,272	25,099
Recovery of provision for loan and lease losses	(623)	(300)
Net interest income after
recovery of provision for loan and lease losses	26,895	25,399
Noninterest income:
Trust fees	3,643	3,391
Service charges on deposit accounts	4,570	4,386
Mortgage banking income	571	1,757
Insurance commissions	1,638	1,682
Equipment rental income	5,098	4,220
Other income	1,719	1,486
Investment securities and other investment gains	247	2,083
Total noninterest income	17,486	19,005
Noninterest expense:
Salaries and employee benefits	17,566	15,514
Net occupancy expense	1,936	1,867
Furniture and equipment expense	3,094	3,134
Depreciation - leased equipment	4,076	3,382
Supplies and communication	1,272	1,363
Other expense	3,856	4,146
Total noninterest expense	31,800	29,406
Income before income taxes	12,581	14,998
Income tax expense	4,058	5,065

Net income	$8,523	$9,933

Per common share*:
Basic net income per common share	$0.38	$0.44
Diluted net income per common share	$0.37	$0.43
Dividends	$0.140	$0.127
Basic weighted average common shares outstanding*	22,504,799	22,647,585
Diluted weighted average common shares outstanding*	22,797,557	22,960,502

* The computation of per share data and shares outstanding gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

						Net
						Unrealized
						Appreciation
					Cost of	(Depreciation)
					Common	of Securities
		Common	Capital	Retained	Stock	Available-
	Total	Stock	Surplus	Earnings	in Treasury	For-Sale
Balance at January 1, 2006	$345,576	$7,578	$214,001	$139,601	($12,364)	($3,240)
Comprehensive Income, net of tax:
Net Income	9,933	-	-	9,933	-	-
Change in unrealized depreciation
of available-for-sale securities, net of tax	190	-	-	-	-	190
Total Comprehensive Income	10,123	-	-	-	-	-
Issuance of 37,107 common shares
under stock based compensation plans,
including related tax effects	402	-	-	163	239	-
Cost of 229,269 shares of common
stock acquired for treasury	(5,857)	-	-	-	(5,857)	-
Cash dividend ($0.127 per share)*	(2,894)	-	-	(2,894)	-	-
Balance at March 31, 2006	$347,350	$7,578	$214,001	$146,803	($17,982)	($3,050)

Balance at January 1, 2007	$368,904	$8,336	$280,827	$99,572	($19,571)	($260)
Comprehensive Income, net of tax:
Net Income	8,523	-	-	8,523	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	621	-	-	-	-	621
Total Comprehensive Income	9,144	-	-	-	-	-
Issuance of 30,355 common shares
under stock based compensation plans,
including related tax effects	340	-	-	292	48	-
Cost of 16,758 shares of common
stock acquired for treasury	(174)	-	-	-	(174)	-
Cash dividend ($0.14 per share)	(3,156)	-	-	(3,156)	-	-
Balance at March 31, 2007	$375,058	$8,336	$280,827	$105,231	($19,697)	$361

*Per share data gives retroactive recognition to a 10% stock dividend declared on July 27, 2006.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$8,523	$9,933
Adjustments to reconcile net income to net cash
from/(used in) operating activities:
Recovery of provision for loan and lease losses	(623)	(300)
Depreciation of premises and equipment	1,215	1,263
Depreciation of equipment owned and leased to others	4,076	3,382
Change in investment security premiums
and discounts, net	(64)	358
Amortization of mortgage servicing rights	639	1,576
Mortgage servicing asset impairment recoveries	(1)	(9)
Change in deferred income taxes	(1,354)	(815)
Realized investment securities gains	(247)	(2,083)
Change in mortgages held for sale	8,510	862
Change in interest receivable	938	1,055
Change in interest payable	1,162	2,041
Change in other assets	1,455	(1,066)
Change in other liabilities	4,683	(962)
Other	177	361
Net change in operating activities	29,089	15,596

Investing activities:
Proceeds from sales of investment securities	-	516
Proceeds from maturities of investment securities	154,101	64,567
Purchases of investment securities	(88,034)	(77,682)
Net change in short-term investments	(71,429)	41,577
Loans sold or participated to others	-	508
Net change in loans and leases	(48,354)	(15,881)
Net change in equipment owned under operating leases	(3,307)	(4,540)
Purchases of premises and equipment	(839)	(1,159)
Net change in investing activities	(57,862)	7,906

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(17,684)	(251,123)
Net change in certificates of deposit	2,830	183,957
Net change in short-term borrowings	(244)	3,380
Proceeds from issuance of long-term debt	-	10,273
Payments on long-term debt	(255)	(194)
Net proceeds from issuance of treasury stock	340	402
Acquisition of treasury stock	(174)	(5,856)
Cash dividends	(3,209)	(2,946)
Net change in financing activities	(18,396)	(62,107)

Net change in cash and cash equivalents	(47,169)	(38,605)

Cash and cash equivalents, beginning of year	118,131	124,817

Cash and cash equivalents, end of period	$70,962	$86,212

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2006 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115” (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted; however, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating the impact of SFAS No. 159 on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the provisions FIN No. 48 on January 1, 2007. Details related to the adoption of FIN No. 48 and the impact on our financial statements are more fully discussed in Note 6 - Uncertainty in Income Taxes.

SFAS No. 123(R),"Share-Based Payment," establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. We adopted the provisions SFAS No.123(R) on January 1, 2006. Details related to the adoption of SFAS No.123(R) and the impact on our financial statements is more fully discussed in our 2006 Annual Report on Form 10-K in Note K - Employee Stock Benefit Plans.

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

  We occasionally enter into derivative financial instruments as part of our interest rate risk management strategies. These derivative financial instruments consist of interest rate swaps. As of March 31, 2007, the notional amount of non-hedging interest rate swaps was $60.00 million.

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

As of March 31, 2007 and December 31, 2006, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $141.16 million and $113.25 million, respectively. Outstanding commitments to sell mortgage loans aggregated $87.84 million at March 31, 2007, and $73.87 million at December 31, 2006. Standby letters of credit totaled $83.38 million and $83.15 million at March 31, 2007, and December 31, 2006, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5. Stock-Based Compensation

As of March 31, 2007, we had five stock-based employee compensation plans, which are more fully described in Note K of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006. These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

As a result of our January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements on income before income taxes and on net income were additions of $1.15 million and $0.71 million at March 31, 2006, respectively. The cumulative effect of the change in accounting for the three months ended March 31, 2006 was $0.66 million before income taxes and $0.40 million, after income taxes. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the first quarter of 2007 (March 31, 2007) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007, this amount changes based on the fair market value of 1st Source’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 was $267 thousand. Total fair value of options vested and expensed was $21 thousand, net of tax, for the three months ended March 31, 2007.

	March 31, 2007
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Grant-date	Term	Value
	Shares	Fair Value	(in years)	(in 000's)

Options outstanding, beginning of quarter	489,475	$26.04
Granted	2,696	28.40
Exercised	(20,654)	15.63
Forfeited	-	-
Options outstanding, end of quarter	471,517	$26.51	1.93	$662

Vested and expected to vest at March 31, 2007	471,517	$26.51	1.93	$662
Exercisable at March 31, 2007	447,628	$26.99	1.69	$443

The following weighted-average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007:

Risk-free interest rate	4.10%
Expected dividend yield	1.94%
Expected volatility factor	30.46%
Expected option life	4.67 years

No options were granted during the three months ended March 31, 2006.

As of March 31, 2007, there was $611,412 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 7.89 years.

The following table summarizes information about stock options outstanding at March 31, 2007:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$11.31 to $17.99	29,508	5.49	$13.38	15,758	$14.55
$18.00 to $26.99	55,587	3.58	21.06	51,003	21.07
$27.00 to $28.40	386,422	1.43	28.30	380,867	28.29

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header “Stock Based Option Valuation and Expense Information under SFAS No.123(R).”

Note 6. Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no change in the liability for unrecognized tax benefits.
The total amount of unrecognized tax benefits at January 1, 2007, was $5.79 million. Of that amount, $3.33 million would affect the effective tax rate if recognized. We recognize interest and penalties through the income tax provision. The total amount of interest and penalties on the date of adoption was $0.87 million.

Tax years that remain open and subject to audit include federal 2003-2006 years and Indiana 2002-2006 years. Additionally, we have an open tax examination with the Indiana Department of Revenue for the tax years 2002-2004. Indiana is currently proposing adjustments for certain apportionment issues. We are appealing these adjustments.

Note 7. Subsequent Events

Definitive Agreement of Merger with FINA Bancorp, Inc.

On February 19, 2007, we entered into a definitive agreement of merger with FINA Bancorp, Inc. (FINA), in which 1st Source will acquire FINA in an exchange of cash and stock. FINA headquartered in Valparaiso, Indiana, owns First National Bank, Valparaiso, a full service bank with approximately $620.00 million in assets. The merger, approved by the directors of both companies, is valued at approximately $135.00 million, or $3,206.57 per FINA share. The price represents approximately 196% of book value and 41.5 times 2006 earnings before securities losses. 1st Source will pay a minimum of 40% and a maximum of 42% of the purchase price in shares of 1st Source common stock, and the remainder of the purchase price will be paid in cash. The precise exchange ratio will be established at closing based on 1st Source’s stock price prior to the completion of the merger. FINA shareholders will be able to choose whether to receive 1st Source common stock or cash pursuant to election procedures described in the definitive agreement, subject to 1st Source’s ability to reallocate elections on a proportionate basis. The merger is subject to customary closing conditions, including regulatory approval. The Federal Reserve Board of Governors has indicated that as a condition to its approval of the merger, we may be required to divest one or more branches located in Starke County, Indiana so that our market share in Starke County after the merger does not exceed set limits. We do not expect that this condition will have a material impact on the merger transaction which is expected to be completed in the second quarter of 2007. We believe the purchase of FINA is a natural extension of our service area and is consistent with our growth market expansion initiatives.

Trustcorp Mortgage Company

  During the first quarter of 2007 we determined that 1st Source Bank would acquire the business of Trustcorp Mortgage Company; both are wholly owned subsidiaries of 1st Source Corporation. We believe that this will allow us to focus our home mortgage efforts in the Bank’s retail footprint in Indiana and Michigan and provide a foundation for broadening direct relationships with our clients. 1st Source Bank and Trustcorp Mortgage Company presently hold a strong mortgage origination market share within the Bank’s traditional 15 county market of Northern Indiana and Southwestern Michigan. This market will continue to be the focus of the Bank’s home mortgage business. The acquisition is expected to be completed in the second quarter of 2007.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K for 2006, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2007, as compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007 and 2006. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2006 Annual Report.

FINANCIAL CONDITION

Our total assets at March 31, 2007, were $3.80 billion, relatively unchanged from December 31, 2006. Total loans and leases increased 1.81% and total deposits remained stable over the comparable figures at the end of 2006.

On February 19, 2007, we announced the agreement and plan of merger with FINA Bancorp, Inc., the parent company of First National Bank, Valparaiso. Pending customary closing conditions, including regulatory approval, we expect the merger to be complete in the second quarter of 2007. We believe this acquisition provides us with an opportunity to join two strong local banks with similar values, history, and legacies. First National Bank, Valparaiso is located in the fastest growing area of our retain market and will serve as a platform for future expansion.

Nonperforming assets at March 31, 2007, were $14.02 million, which was a 20.67% improvement over the $17.67 million reported at December 31, 2006. During the first quarter of 2007 nonperforming assets decreased as compared to year-end 2006, across all loan and lease portfolios with the exception of loans secured by real estate. The most significant improvement in 2007 year-to-date nonperforming loans and leases was in aircraft financing compared to December 31, 2006. At March 31, 2007, nonperforming assets were 0.50% of net loans and leases compared to 0.64% at December 31, 2006.

Accrued income and other assets were as follows:

(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
Accrued income and other assets:
Bank owned life insurance cash surrender value	$36,507	$36,157
Accrued interest receivable	17,058	17,997
Mortgage servicing assets	7,255	7,572
Other real estate	534	800
Repossessions	1,019	975
Intangible assets	19,313	19,418
All other assets	23,285	25,084
Total accrued income and other assets	$104,971	$108,003

CAPITAL

As of March 31, 2007, total shareholders' equity was $375.06 million, up 1.67% from the $368.90 million at December 31, 2006. In addition to net income of $8.52 million, other significant changes in shareholders’ equity during the first three months of 2007 included $0.17 million in treasury stock purchases, and $3.16 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $0.36 million at March 31, 2007, compared to $(0.26) million at December 31, 2006. The improvement in accumulated other comprehensive income/(loss) for the first quarter of 2007 over the same period of 2006 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 9.86% as of March 31, 2007, compared to 9.69% at December 31, 2006. Book value per common share rose to $16.66 at March 31, 2007, up from $16.40 at December 31, 2006.

We declared and paid dividends per common share of $0.14 during the first quarter of 2007. The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 32.95%. The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source and our largest subsidiary, the Bank, as of March 31, 2007, are presented in the table below:

					To Be Well
					Capitalized Under
	Actual		Minimum Capital		Prompt Corrective
			Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source	$454,286	14.32%	$253,806	8.00%	$317,258	10.00%
Bank	433,180	13.82	250,824	8.00	313,531	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source	412,634	13.01	126,903	4.00	190,355	6.00
Bank	392,743	12.53	125,412	4.00	188,118	6.00
Tier 1 Capital (to Average Assets):
1st Source	412,634	11.27	146,491	4.00	183,113	5.00
Bank	392,743	10.90	144,103	4.00	180,129	5.00

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

The ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. At March 31, 2007, the consolidated statement of financial condition was rate sensitive by $370.10 million more liabilities than assets scheduled to reprice within one year, or approximately 0.85%.

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2007, was $8.52 million, compared to $9.93 million for the same period in 2006. Diluted net income per common share was $0.37 for the three month period ended March 31, 2007, compared to $0.43 for the same period in 2006. Return on average common shareholders' equity was 9.24% for the three months ended March 31, 2007, compared to 11.53% in 2006. The return on total average assets was 0.94% for the three months ended March 31, 2007, compared to 1.18% in 2006.

The decrease in net income for the three months ended March 31, 2007, over the first three months of 2006, was primarily the result of a decrease in total noninterest income and an increase in total noninterest expense. These negative impacts to net income were somewhat offset by an increase in net interest income and a decrease in the income tax provision. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended March 31, 2007, was $26.97 million, an increase of 4.83% over the same period in 2006. The net interest margin on a fully taxable equivalent basis was 3.17% for the three months ended March 31, 2007, compared to 3.29% for the three months ended March 31, 2006.

During the first quarter of 2007, average earning assets increased $279.72 million or 8.82% while average interest-bearing liabilities increased $294.64 million or 11.19% over the comparable period one year ago. The yield on average earning assets increased 65 basis points to 6.66% for the first quarter of 2007 from 6.01% for the first quarter of 2006. The rate earned on assets continued to experience positive impacts from the increases in short-term market interest rates from a year ago. Total cost of average interest-bearing liabilities increased 83 basis points to 4.11% as of March 31, 2007 from 3.28% at March 31, 2006, as liabilities were also affected by short-term market interest rates. The result was a decrease of 12 basis points to the net interest margin, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

The largest contributor to the increase in the yield on average earning assets for the first three months of 2007, on a volume-weighted basis, was the $249.38 million or 10.15% increase in net loans and leases as compared to the first three months of 2006. Total average investment securities increased 4.97% for the three month period over one year ago due mainly to an increase in federal agency, mortgage-backed, municipal securities, and market valuation adjustments. Average mortgages held for sale decreased 25.67% primarily due to a decrease in demand resulting in an approximate 29.00% decrease in production volume. Other investments, which include federal funds sold, time deposits with other banks and commercial paper, increased 43.00% for the three month period over one year ago as excess funds were invested.

Average interest-bearing deposits increased $325.18 million or 14.45% for the first three months of 2007 over the same period in 2006. The effective rate paid on average interest-bearing deposits increased 91 basis points to 3.98% as of March 31, 2007 compared to 3.07% as of March 31, 2006. The increase in the average cost of interest-bearing deposits during the first three months of 2007 as compared to the first three months of 2006 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates and increased competition for deposits across all markets. Interest paid on short-term and trust preferred borrowings increased 58 basis points due to the interest rate increase in adjustable rate borrowings. Average long-term debt increased $12.58 million or 40.61% during the first three months of 2007 as compared to the first three months of 2006. The majority of the increase in long-term debt was made up of Federal Home Loan Bank borrowings.

Average demand deposits decreased $49.08 million as of March 31, 2007 from the same period one year ago. Much of the decline was due to the reclassification of some of our deposit products from noninterest bearing to interest bearing and a decrease in escrow deposit accounts concurrent with the reduction in our mortgage servicing portfolio.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended March 31,
		2007			2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$484,489	$5,730	4.80%	$458,812	$3,925	3.47%
Tax exempt	180,861	2,018	4.53%	175,027	1,827	4.23%
Mortgages - held for sale	38,969	638	6.64%	52,425	827	6.40%
Net loans and leases	2,706,462	47,728	7.15%	2,457,080	40,125	6.62%
Other investments	40,832	532	5.28%	28,553	316	4.49%

Total Earning Assets	3,451,613	56,646	6.66%	3,171,897	47,020	6.01%

Cash and due from banks	70,166			79,943
Reserve for loan and lease losses	(58,800)			(58,702)
Other assets	218,817			211,914

Total	$3,681,796			$3,405,052

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$2,576,261	$25,270	3.98%	$2,251,083	$17,033	3.07%
Short-term borrowings	248,871	2,690	4.38%	291,993	2,760	3.83%
Subordinated notes	59,022	1,094	7.52%	59,022	1,050	7.21%
Long-term debt and
mandatorily redeemable securities	43,575	627	5.84%	30,990	454	5.94%

Total Interest-Bearing Liabilities	2,927,729	29,681	4.11%	2,633,088	21,297	3.28%
Noninterest-bearing deposits	314,124			363,201
Other liabilities	65,749			59,460
Shareholders' equity	374,194			349,303

Total	$3,681,796			$3,405,052

Net Interest Income		$26,965			$25,723

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.17%			3.29%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The recovery of provision for loan and lease losses for the three month periods ended March 31, 2007 and 2006 was $0.62 million and $0.30 million, respectively. Net recoveries of $0.52 million were recorded for the first quarter 2007, compared to net recoveries of $0.70 million for the same quarter a year ago.

In the first quarter 2007, loan and lease delinquencies were 0.25% as compared to 0.76% on March 31, 2006, and 0.17% at the end of 2006. For comparative purposes the rise and fall in delinquencies for the first quarter of 2007, year-end 2006, and the first quarter of 2006, were mainly in the turbine aircraft portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.13% as compared to 2.38% one year ago and 2.18% at December 31, 2006. A summary of loan and lease loss experience during the three month periods ended March 31, 2007 and 2006 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended
	March 31,
	2007	2006

Reserve for loan and lease losses - beginning balance	$58,802	$58,697
Charge-offs	(1,345)	(780)
Recoveries	1,868	1,480
Net recoveries	523	700

Recovery of provision for loan and lease losses	(623)	(300)

Reserve for loan and lease losses - ending balance	$58,702	$59,097

Loans and leases outstanding at end of period	$2,751,415	$2,479,504
Average loans and leases outstanding during period	2,706,462	2,457,080

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.13%	2.38%
Ratio of net recoveries during period to
average loans and leases outstanding	(0.08)%	(0.12)%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	March 31,	December 31,	March 31,
	2007	2006	2006

Loans and leases past due 90 days or more	$75	$116	$121
Nonaccrual and restructured loans and leases	12,275	15,575	15,071
Other real estate	534	800	1,192
Repossessions	1,019	975	4,640
Equipment owned under operating leases	112	201	48

Total nonperforming assets	$14,015	$17,667	$21,072

Nonperforming assets totaled $14.02 million at March 31, 2007, a 20.67% improvement over the $17.67 million reported at December 31, 2006, and a 33.49% improvement from the $21.07 million reported at March 31, 2006. The improvement during the first quarter 2007 compared to year-end 2006 was primarily related to a decrease in nonaccrual loans and leases in all areas, whereas the improvement compared to the first quarter of 2006 was primarily related to a decrease in nonaccrual loans and leases in all areas with the exception of increases in the medium and heavy duty truck portfolio, loans secured by real estate, and aircraft financing. Nonperforming assets as a percentage of total loans and leases improved to 0.50% at March 31, 2007, from 0.64% at December 31, 2006, and 0.83% at March 31, 2006.

Repossessions consisted mainly of aircraft, automobiles, light trucks, and construction equipment at March 31, 2007. At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale. Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of March 31, 2007

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$508,976	$866	$-	$(721)
Auto, light truck and environmental equipment	308,341	426	48	(39)
Medium and heavy duty truck	336,254	1,617	-	(38)
Aircraft financing	501,838	5,119	300	(323)
Construction equipment financing	326,779	523	597	439
Loans secured by real estate	644,819	3,744	534	4
Consumer loans	124,408	92	74	53

Total	$2,751,415	$12,387	$1,553	$(625)

For financial statements purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets. Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

Noninterest income for the three-month periods ended March 31, 2007 and 2006 was $17.49 million and $19.01 million, respectively. The predominant factor behind the decrease in 2007 was a significant decrease in market value adjustments resulting in lower gains on venture capital investments and a decline in mortgage banking income, partially offset by an increase in equipment rental income.

(Dollars in thousands)	Three Months Ended
	March 31,
	2007	2006
Noninterest income:
Trust fees	$3,643	$3,391
Service charges on deposit accounts	4,570	4,386
Mortgage banking income	571	1,757
Insurance commissions	1,638	1,682
Equipment rental income	5,098	4,220
Other income	1,719	1,486
Investment securities and other investment gains	247	2,083

Total noninterest income	$17,486	$19,005

Gains on venture partnership investment, due to market value adjustments, totaled $0.03 million for the first quarter of 2007 compared to gains of $2.05 million for the first quarter of 2006. Mortgage banking income decreased in the first quarter of 2007 as compared to the first quarter of 2006 primarily due a decline in production volume of approximately 29.00% which resulted in lower gains on sales of mortgage servicing assets and a decline in loan servicing fee income due to a reduction in the portfolio from servicing sales in the second and third quarters of 2006.

Equipment rental income generated from operating leases increased during the first quarter of 2007 as compared to the first quarter of 2006 primarily due to an increase of 29.00% in the operating lease portfolio from one year ago. Other income increased from the three-month period ended March 31, 2007 as compared to the same period of 2006, mainly due to fees generated from customer related interest rate swaps and mutual fund income. Additionally, trust fees and service charges on deposit accounts increased during the first quarter of 2007 as compared to the first quarter 2006.

NONINTEREST EXPENSE

Noninterest expense for the three-month periods ended March 31, 2007 and 2006 was $31.80 million and $29.41 million, respectively.

(Dollars in thousands)	Three Months Ended
	March 31,
	2007	2006
Noninterest expense:
Salaries and employee benefits	$17,566	$15,514
Net occupancy expense	1,936	1,867
Furniture and equipment expense	3,094	3,134
Depreciation - leased equipment	4,076	3,382
Professional fees	900	885
Supplies and communication	1,272	1,363
Business development and marketing expense	858	642
Intangible asset amortization	106	666
Loan and lease collection and repossession expense	165	90
Other expense	1,827	1,863

Total noninterest expense	$31,800	$29,406

The leading factor in the overall increase in noninterest expense in the first quarter of 2007 as compared to 2006 was in salaries and employee benefits. During the first quarter of 2006 we benefited from the reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards. This one-time expense reversal, combined with the adoption of SFAS No. 123(R) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax. Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income from first quarter of 2006 to first quarter of 2007. Business development and marketing expense increased for the first three months of 2007 as compared to the first three months of 2006 due to strong marketing efforts related to the opening of new branches during 2006 and de novo expansion into the Kalamazoo and West Lafayette areas. Additionally, increases were experienced in loan and lease collection and repossession expense, net occupancy expense, and professional fees in the first quarter of 2007, as compared to the first quarter of 2006.

These increases in noninterest expense were slightly offset by decreases in intangible asset amortization (due mainly to the effects of the complete amortization of intangible assets associated with acquisitions which occurred during 2001) supplies and communication, furniture and equipment expense, and other expense for the period ending March 31, 2006 from March 31, 2007.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2007, was $4.06 million, compared to $5.07 million for the same period in 2006. The effective tax rate was 32.25% for the quarter ended March 31, 2007, compared to 33.77% for the same quarter in 2006. The effective tax rate decreased 152 basis points from March 2006 to March 2007. This decrease was due to a combination of lower pretax income and higher tax-exempt income for the first three months of 2007. Both of these changes have the impact of lowering the effective tax rate.  The provision for income taxes for the three months ended March 31, 2007 and 2006, is at a rate which management believes approximates the effective rate for the year.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2006. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2007, our disclosure controls and procedures were effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2006. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs*
January 01 - 31, 2007	-	-	-	948,689
February 01 - 28, 2007	11,288	$28.34	11,288	937,401
March 01 - 31, 2007	5,470	$27.01	5,470	931,931

(1)1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 27, 2006.
Under the terms of the plan, 1st Source may repurchase up to 1,025,248* shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.
Since the inception of the plan, 1st Source has repurchased a total of 93,317 shares.
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

1st Source Corporation

DATE April 27, 2007	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE April 27, 2007	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer