Form 10-Q
period 2007-06-30
1ST SOURCE CORP
filed 2007-07-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     ☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

OR

      ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________   to ________________

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares of common stock outstanding as of July 19, 2007  –  24,416,999  shares

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$97,691	$118,131
Federal funds sold and
interest bearing deposits with other banks	196,232	64,979
Investment securities available-for-sale
(amortized cost of $797,840 and $709,091
at June 30, 2007 and December 31, 2006, respectively)	794,604	708,672
Mortgages held for sale	25,599	50,159
Loans and leases - net of unearned discount:
Commercial and agricultural loans	567,932	478,310
Auto, light truck and environmental equipment	350,254	317,604
Medium and heavy duty truck	329,103	341,744
Aircraft financing	535,362	498,914
Construction equipment financing	362,654	305,976
Loans secured by real estate	834,153	632,283
Consumer loans	154,712	127,706
Total loans and leases	3,134,170	2,702,537
Reserve for loan and lease losses	(62,682)	(58,802)
Net loans and leases	3,071,488	2,643,735
Equipment owned under operating leases, net	79,082	76,310
Net premises and equipment	50,847	37,326
Goodwill and intangible assets	91,196	19,418
Accrued income and other assets	97,911	88,585
Total assets	$4,504,650	$3,807,315

LIABILITIES
Deposits:
Noninterest bearing	$380,681	$339,866
Interest bearing	3,204,760	2,708,418
Total deposits	3,585,441	3,048,284

Federal funds purchased and securities
sold under agreements to repurchase	241,578	195,262
Other short-term borrowings	22,874	27,456
Long-term debt and mandatorily redeemable securities	44,199	43,761
Subordinated notes	100,260	59,022
Accrued expenses and other liabilities	84,772	64,626
Total liabilities	4,079,124	3,438,411

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,918,510 at June 30, 2007 and 23,781,518 at December 31, 2006, less unearned shares
(275,004 at June 30, 2007 and 262,986 at December 31, 2006)	342,840	289,163
Retained earnings	110,220	99,572
Cost of common stock in treasury (1,226,507 shares at June 30, 2007, and
1,022,435 shares at December 31, 2006)	(25,524)	(19,571)
Accumulated other comprehensive loss	(2,010)	(260)
Total shareholders' equity	425,526	368,904
Total liabilities and shareholders' equity	$4,504,650	$3,807,315

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans and leases	$53,078	$44,421	$101,352	$85,309
Investment securities, taxable	5,991	4,797	11,721	8,722
Investment securities, tax-exempt	1,721	1,292	3,138	2,559
Other	1,542	271	2,074	587
Total interest income	62,332	50,781	118,285	97,177
Interest expense:
Deposits	28,795	19,283	54,065	36,316
Short-term borrowings	2,572	2,822	5,262	5,582
Subordinated notes	1,296	1,080	2,390	2,130
Long-term debt and mandatorily redeemable securities	798	451	1,425	905
Total interest expense	33,461	23,636	63,142	44,933
Net interest income	28,871	27,145	55,143	52,244
Provision for (recovery of) loan and lease losses	1,247	(1,671)	624	(1,971)
Net interest income after
provision for (recovery of) loan and lease losses	27,624	28,816	54,519	54,215
Noninterest income:
Trust fees	3,871	3,658	7,514	7,049
Service charges on deposit accounts	5,226	4,917	9,796	9,303
Mortgage banking income	1,059	3,105	1,630	4,862
Insurance commissions	938	932	2,576	2,614
Equipment rental income	5,287	4,658	10,385	8,878
Other income	2,482	1,647	4,201	3,133
Investment securities and other investment gains	207	150	454	2,233
Total noninterest income	19,070	19,067	36,556	38,072
Noninterest expense:
Salaries and employee benefits	18,153	16,873	35,719	32,387
Net occupancy expense	2,149	1,860	4,085	3,727
Furniture and equipment expense	3,748	2,959	6,842	6,093
Depreciation - leased equipment	4,243	3,547	8,319	6,929
Supplies and communication	1,512	1,307	2,784	2,670
Other expense	4,641	5,840	8,497	9,986
Total noninterest expense	34,446	32,386	66,246	61,792
Income before income taxes	12,248	15,497	24,829	30,495
Income tax expense	4,188	5,220	8,246	10,285

Net income	$8,060	$10,277	$16,583	$20,210

Per common share:
Basic net income per common share	$0.35	$0.46	$0.73	$0.90
Diluted net income per common share	$0.34	$0.45	$0.72	$0.88
Dividends	$0.140	$0.127	$0.28	$0.255
Basic weighted average common shares outstanding	23,127,790	22,505,875	22,818,015	22,576,338
Diluted weighted average common shares outstanding	23,423,121	22,810,923	23,113,159	22,876,839

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Net
					Unrealized
					Appreciation
				Cost of	(Depreciation)
				Common	of Securities
		Common	Retained	Stock	Available-
	Total	Stock	Earnings	in Treasury	For-Sale
Balance at January 1, 2006	$345,576	$221,579	$139,601	$(12,364)	$(3,240)
Comprehensive Income, net of tax:
Net Income	20,210	-	20,210	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(961)	-	-	-	(961)
Total Comprehensive Income	19,249	-	-	-	-
Issuance of 66,296 common shares
under stock based compensation awards,
including related tax effects	636	-	292	344	-
Cost of 292,099 shares of common
stock acquired for treasury	(7,385)	-	-	(7,385)	-
Cash dividend ($0.255 per share)	(5,764)	-	(5,764)	-	-
Balance at June 30, 2006	$352,312	$221,579	$154,339	$(19,405)	$(4,201)

Balance at January 1, 2007	$368,904	$289,163	$99,572	$(19,571)	$(260)
Comprehensive Income, net of tax:
Net Income	16,583	-	16,583	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(1,750)	-	-	-	(1,750)
Total Comprehensive Income	14,833	-	-	-	-
Issuance of 40,088 common shares
under stock based compensation awards,
including related tax effects	538	-	381	157	-
Cost of 233,806 shares of common
stock acquired for treasury	(6,110)	-	-	(6,110)	-
Cash dividend ($0.28 per share)	(6,316)	-	(6,316)	-	-
Issuance of 2,124,974 shares of common
stock for FINA Bancorp purchase	53,677	53,677
Balance at June 30, 2007	$425,526	$342,840	$110,220	$(25,524)	$(2,010)

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$16,583	$20,210
Adjustments to reconcile net income to net cash
from/(used in) operating activities:
Provision for (recovery of) loan and lease losses	624	(1,971)
Depreciation of premises and equipment	2,518	2,527
Depreciation of equipment owned and leased to others	8,319	6,929
Amortization of investment security premiums
and accretion of discounts, net	71	392
Amortization of mortgage servicing rights	638	2,972
Mortgage servicing asset impairment recoveries	-	(30)
Change in deferred income taxes	(2,272)	(3,917)
Realized investment securities gains	(454)	(2,233)
Change in mortgages held for sale	24,561	(14,794)
Change in trading account securities	-	(300)
Change in interest receivable	(1,853)	309
Change in interest payable	3,901	1,918
Change in other assets	625	(1,534)
Change in other liabilities	10,571	5,517
Other	932	(152)
Net change in operating activities	64,764	15,843

Investing activities:
Cash paid for acquisition, net	(56,370)	-
Proceeds from sales of investment securities	1,070	61,650
Proceeds from maturities of investment securities	178,157	138,658
Purchases of investment securities	(83,099)	(195,764)
Net change in short-term investments	24,923	66,258
Net change in loans and leases	(192,667)	(149,251)
Net change in equipment owned under operating leases	(11,091)	(16,326)
Purchases of premises and equipment	(13,549)	(2,312)
Net change in investing activities	(152,626)	(97,087)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(156,790)	(210,773)
Net change in certificates of deposit	171,807	279,795
Net change in short-term borrowings	23,549	8,253
Proceeds from issuance of long-term debt	-	10,859
Proceeds from issuance of trust preferred securities	41,238	-
Payments on long-term debt	(385)	(206)
Net proceeds from issuance of treasury stock	539	635
Acquisition of treasury stock	(6,110)	(7,385)
Cash dividends	(6,426)	(5,867)
Net change in financing activities	67,422	75,311
Net change in cash and cash equivalents	(20,440)	(5,934)
Cash and cash equivalents, beginning of year	118,131	124,817
Cash and cash equivalents, end of period	$97,691	$118,883

Supplemental non-cash activity:
Common stock issued for purchase of FNBV	$53,677	$-

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K for 2006 (2006 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.  Acquisition Activity

FINA Bancorp

    On May 31, 2007, we acquired FINA Bancorp (FINA), the parent company of First National Bank, Valparaiso (FNBV), for $134.19 million.  FNBV is a full service bank with 26 banking facilities located in Porter, LaPorte and Starke Counties of Indiana.  Pursuant to the definitive agreement, FINA shareholders were able to choose whether to receive 1st Source common stock and/or cash pursuant to the election procedures described in the definitive agreement.   Under the terms of the transaction, FINA was acquired in exchange for 2,124,974 shares of 1st Source common stock valued at $53.68 million and $80.51 million in cash.  The value of the common stock was $25.26 per share and was calculated as stipulated in the definitive agreement.  We believe that the purchase of FINA is a natural extension of our service area and is consistent with our growth and market expansion initiatives.  We expect to merge FNBV and 1st Source Bank in 2008.

    The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition.  There are refinements in the process of allocating the purchase price that have not been entirely completed.  Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities.  Goodwill will not be amortized, but will be reviewed for impairment on an annual basis.   Currently, identified intangible assets from the acquisition subject to amortization are $8.86 million and total goodwill from the acquisition is $63.07 million.

    On the date of acquisition, unaudited financial statements of FINA reflected assets of $619.31 million, which included $240.13 million of loans and $184.47 million of investment securities, $523.04 million of deposits and year-to-date net income of $3.85 million.  In conjunction with the $240.13 million of loans, FINA’s allowance for loan losses at the acquisition date was $2.42 million.  We applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) and determined that certain loans acquired in the FINA acquisition had evidence of deterioration of credit quality since origination and probable that all contractual required payments wound not be collected on these loans.  We determined that two loans with book value totaling approximately $0.28 million and a fair value of $0.07 were within the guidelines set forth under SOP 03-3.  We recorded these at their fair value and reduced the allowance for loan losses by $0.21 million.  Accordingly, we recorded $2.21 million of allowance for loan losses on loans not subject to SOP 03-3.  During the quarter ended June 30, 2007, we did not increase the allowance for loan losses for loans subject to SOP 03-3.

 Pro Forma Condensed Combined Financial Information

   The following pro forma condensed combined financial information presents the results of operations had the acquisition been completed as of the beginning of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net interest income after (recovery of) provision for loan and lease losses	$31,950	$33,436	$61,908	$63,629
Noninterest income	24,731	19,416	43,807	39,231
Noninterest expense	40,359	37,070	75,330	71,155
Income before income taxes	16,322	15,782	30,385	31,705
Income tax expense	5,864	5,214	10,305	10,522
Net income	$10,458	$10,568	$20,080	$21,183

Per common share:
Basic net income per common share	$0.43	$0.43	$0.82	$0.86
Diluted net income per common share	$0.42	$0.42	$0.81	$0.85
Basic weighted average common shares outstanding	24,552,223	24,630,849	24,590,784	24,701,312
Diluted weighted average common shares outstanding	24,847,554	24,936,312	24,885,928	25,002,009

Included in the above pro forma results are investment securities and other investment gains/(losses) of $3.01 million and ($0.13) million, after-tax, for the three months ended June 30, 2007 and 2006, respectively; and $3.84 million and $1.14 million, after-tax, for the six months ended June 30, 2007 and 2006, respectively.

Trustcorp Mortgage Company

    On May 1, 2007, the business of Trustcorp Mortgage Company was merged with 1st Source Bank; both of which are wholly owned subsidiaries of 1st Source Corporation.  We believe that this will allow us to focus our home mortgage efforts in 1st Source Bank’s retail footprint in Indiana and Michigan and provide a foundation for broadening direct relationships with our clients.  Prior to the acquisition by 1st Source Bank, both 1st Source Bank and Trustcorp Mortgage Company held a strong mortgage origination market share within 1st Source Bank’s traditional 15 county market of Northern Indiana and Southwestern Michigan.  This market will continue to be the focus of 1st Source Bank’s home mortgage business.

Note 3.  Recent Accounting Pronouncements

   In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.  157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently in the process of evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements.

   In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115” (SFAS No. 159).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option permits companies to choose to measure eligible items at fair value at specified election dates.  Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption.  SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted; however, we will adopt SFAS No. 159 on January 1, 2008.  We are evaluating the impact of SFAS No. 159 on the consolidated financial statements.

    In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We adopted the provisions FIN No. 48 on January 1, 2007.  Details related to the adoption of FIN No. 48 and the impact on our financial statements are more fully discussed in Note 7 – Uncertainty in Income Taxes.

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

    1st Source Bank and FNBV, subsidiaries of 1st Source Corporation, grant mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    We issue letters of credit that are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

    As of June 30, 2007 and December 31, 2006, 1st Source Bank had commitments outstanding to originate and purchase mortgage loans aggregating $75.35 million and $113.25 million, respectively. Outstanding commitments to sell mortgage loans aggregated $37.50 million at June 30, 2007, and $73.87 million at December 31, 2006. Standby letters of credit totaled $71.44 million and $83.15 million at June 30, 2007, and December 31, 2006, respectively at 1st Source Bank.  At June 30, 2007, standby letters of credit totaled $1.82 million at FBNV.   Standby letters of credit have terms ranging from six months to one year.

Note 6.  Stock-Based Compensation

    As of June 30, 2007, we had five stock-based employee compensation plans, which are more fully described in Note K of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

    As a result of our January 1, 2006, adoption of SFAS No.123(R), the impact to the Consolidated Financial Statements for the three month period ended June 30, 2006 on income before income taxes and on net income were additions of $0.67 million and $0.41 million, respectively; and for the six month period ended June 30, 2006 on income before income taxes and on net income were additions of $1.82 million and $1.12 million, respectively.  The cumulative effect of the change in accounting was $0.66 million before income taxes and $0.40 million, after income taxes. The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $0.02 per share. The impact on both basic and diluted earnings per share for the six months ended June 30, 2006 was $0.05 per share In addition, prior to the adoption of SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

    The stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2007 and 2006 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

    The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the second quarter of 2007 (June 30, 2007) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007, this amount changes based on the fair market value of 1st Source’s stock. Total intrinsic value of options exercised for the six months ended June 30, 2007 was $267 thousand. Total fair value of options vested and expensed was $28 thousand, net of tax, for the six months ended June 30, 2007.

	June 30, 2007
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Grant-date	Term	Value
	Shares	Fair Value	(in years)	(in 000's)

Options outstanding, beginning of year	489,475	$26.04
Granted	2,696	28.40
Exercised	(20,654)	15.63
Forfeited	-	-
Options outstanding, June 30, 2007	471,517	$26.51	1.63	$559

Vested and expected to vest at June 30, 2007	471,517	$26.51	1.63	$559
Exercisable at June 30, 2007	453,237	$26.91	1.48	$398

    The following weighted-average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2007:

Risk-free interest rate	4.10%
Expected dividend yield	1.94%
Expected volatility factor	30.46%
Expected option life	4.67 years

No options were granted during the six months ended June 30, 2006.

As of June 30, 2007, there was $1.91 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.38 years.

The following table summarizes information about stock options outstanding at June 30, 2007:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	5.24	$13.38	18,508	$14.18
$18.00 to $26.99	55,587	3.33	21.06	51,003	21.07
$27.00 to $28.40	386,422	1.10	28.30	383,726	28.30

    The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above.

Note 7.  Uncertainty in Income Taxes

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

Tax years that remain open and subject to audit include federal 2003–2006 years and Indiana 2002–2006 years.  Additionally, we have an open tax examination with the Indiana Department of Revenue for the tax years 2002-2004.  Indiana is currently proposing adjustments for certain apportionment issues.  We are appealing these adjustments.

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

    The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2007, as compared to December 31, 2006, and the results of operations for the three and six month periods ended June 30, 2007 and 2006. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2006 Annual Report.

IMPACT OF FIRST NATIONAL BANK, VALPARAISO ACQUISITION

The following disclosure is not determined in accordance with generally accepted accounting principles (GAAP) and is considered a non-GAAP disclosure.  Management believes that this presentation, while not in accordance with GAAP, provides useful insight as to the impact of the acquisition of First National Bank, Valparaiso on the financial condition from the date of acquisition to June 30, 2007.

We acquired First National Bank, Valparaiso (FNBV) on May 31, 2007 (See Note 2 of the Notes to Consolidated Financial Statements for information concerning this acquisition).  The following table shows (for selected balance sheet items at June 30, 2007) the consolidated balance sheet item, the total for the balance sheet item for FNBV, and the total for the balance sheet item without FNBV.

Selected - Balance Sheet Items
(Unaudited - Dollars in thousands)
	1st Source		1st Source	1st Source
	Consolidated	FNBV	Without FNBV	Consolidated
	June 30,	June 30,	June 30,	December 31,
	2007	2007	2007	2006
Investment securities available-for-sale	$794,604	$92,198	$702,406	$708,672

Total loans and leases	3,134,170	238,979	2,895,191	2,702,537
Reserve for loan and lease losses	(62,682)	(2,230)	(60,452)	(58,802)
Net loans and leases	3,071,488	236,749	2,834,739	2,643,735

Net premises and equipment	50,847	14,034	36,813	37,326

Goodwill and other intangible assets	91,196	71,928	19,268	19,418

Deposits:
Noninterest bearing	380,681	50,225	330,456	339,866
Interest bearing	3,204,760	512,241	2,692,519	2,708,418
Total deposits	3,585,441	562,466	3,022,975	3,048,284

Federal funds purchased and securities sold under agreements to repurchase	241,578	17,497	224,081	195,262

Total assets	4,504,650	718,291	3,786,359	3,807,315

FINANCIAL CONDITION

Our total assets at June 30, 2007, were $4.50 billion, up $697.34 million or 18.32% from December 31, 2006.  The increase in assets was due to the acquisition of FNBV which had assets, including goodwill, of $718.29 million at June 30, 2007.

Total loans and leases were $3.13 billion at June 30, 2007, an increase of $431.63 million or 15.97% from December 31, 2006.  The acquisition of FNBV contributed $238.98 million toward the increase in total loans and leases at June 30, 2007.

Total deposits at June 30, 2007, were $3.59 billion, up $537.16 million or 17.62% over the comparable figures at the end of 2006.  The increase in deposits was due to the acquisition of FNBV which had total deposits of $562.47 million at June 30, 2007.

    Nonperforming assets at June 30, 2007, were $15.69 million compared to $17.67 million at December 31, 2006, an improvement of 11.20%.  The most significant decrease was primarily in the aircraft financing, offset by an increase in loans secured by real estate.   At June 30, 2007, nonperforming assets were 0.49% of net loans and leases compared to 0.64% at December 31, 2006.

Other assets were as follows:

(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
Other assets:
Bank owned life insurance cash surrender value	$38,458	$36,157
Accrued interest receivable	19,849	17,997
Mortgage servicing assets	7,881	7,572
Other real estate	2,856	800
Repossessions	2,183	975
Goodwill	81,924	18,851
Intangible assets	9,272	567
All other assets	26,684	25,084
Total other assets	$189,107	$108,003

CAPITAL

As of June 30, 2007, total shareholders' equity was $425.53 million, up $56.62 million or 15.35% from the $368.90 million at December 31, 2006.  Common stock increased by $53.68 million due to the issuance of 2,124,974 1st Source common shares for the acquisition of FINA.  Other significant changes in shareholders’ equity during the first six months of 2007 included net income of $16.58 million, $6.11 million in treasury stock purchases, and $6.32 million of dividends paid.  The accumulated other comprehensive loss component of shareholders’ equity totaled $2.01 million at June 30, 2007, compared to $0.26 million at December 31, 2006.  The increase in accumulated other comprehensive loss was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 9.45% as of June 30, 2007, compared to 9.69% at December 31, 2006. Book value per common share rose to $17.43 at June 30, 2007, up from $16.40 at December 31, 2006.

We declared and paid dividends per common share of $0.14 during the second quarter of 2007.  The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 36.13%.  The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U. S. banking organizations.  The actual and required capital amounts and ratios of 1st Source Corporation, 1st Source Bank and FNBV, as of June 30, 2007, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$480,022	13.46%	$285,271	8.00%	$356,588	10.00%
1st Source Bank	398,755	12.06	264,412	8.00	330,515	10.00
FNBV	63,186	22.23	22,735	8.00	28,419	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	433,403	12.15	142,635	4.00	213,953	6.00
1st Source Bank	356,254	10.78	132,206	4.00	198,309	6.00
FNBV	60,665	21.35	11,367	4.00	17,051	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	433,403	11.02	157,246	4.00	196,557	5.00
1st Source Bank	356,254	9.36	152,245	4.00	190,307	5.00
FNBV	60,665	11.22	21,624	4.00	27,029	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to package loans for sale.   Our loan to asset ratio was 69.58% at June 30, 2007 compared to 70.98% at December 31, 2006 and 72.47% at June 30, 2006.  Cash and cash equivalents totaled $97.69 million at June 30, 2007 compared to $118.13 million at December 31, 2006 and $118.88 million at June 30, 2006.  At June 30, 2007, the consolidated statement of financial condition was rate sensitive by $656.00 million more liabilities than assets scheduled to reprice within one year, or approximately 0.80%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

SUBORDINATED DEBT

    During the second quarter of 2007, we completed the private placement issuance of $40 million of trust preferred securities through a newly formed subsidiary trust organized under Delaware law.  The trust preferred securities were issued at $1,000.00 per share and bear a 7.2175 percent per annum fixed rate of interest, payable quarterly.  The securities are redeemable after five years and are due in 2037.  The net proceeds of the issuance were used to fund a portion of the purchase price for FINA.

    During the second quarter of 2007, we obtained commitments for two additional fundings of trust preferred securities that may occur over the next five months.  The trust preferred securities are intended to qualify as tier 1 capital.  The two additional fundings of trust preferred securities may occur as follows:  $17 million to be funded on or before August 1, 2007, at a rate to be determined, and $33 million to be funded on or before October 31, 2007, at a rate to be determined.  These subsequent fundings are expected to be utilized primarily for debt restructuring.

    Additionally, during the second quarter of 2007, we provided notice to the trustee for the 690,000 shares of floating rate trust preferred securities issued by 1st Source Capital Trust II of our plans to redeem these securities on August 1, 2007.  The redemption price will be $25.00 per preferred security plus accrued dividends to the date of redemption.

RESULTS OF OPERATIONS

    Net income for the three and six month periods ended June 30, 2007, was $8.06 million and $16.58 million respectively, compared to $10.28 million and $20.21 million for the same periods in 2006.  Diluted net income per common share was $0.34 and $0.72 respectively, for the three and six month periods ended June 30, 2007, compared to $0.45 and $0.88 for the same periods in 2006.  Return on average common shareholders' equity was 8.68% for the six months ended June 30, 2007, compared to 11.62% in 2006. The return on total average assets was 0.87% for the six months ended June 30, 2007, compared to 1.18% in 2006.

    The decrease in net income for the six months ended June 30, 2007, over the first six months of 2006, was primarily the result of an increase of $2.60 million to our provision for loan and lease losses, a $1.52 million decline in noninterest income and a $4.45 million increase in noninterest expense, which were partially offset by a $2.04 million reduction in income tax expense.  Details of the changes in the various components of net income are further discussed below.

NET INTEREST INCOME

    The taxable equivalent net interest income for the three months ended June 30, 2007, was $29.61 million, an increase of 6.49% over the same period in 2006. The net interest margin on a fully taxable equivalent basis was 3.16% for the three months ended June 30, 2007, compared to 3.44% for the three months ended June 30, 2006. The taxable equivalent net interest income for the six month period ended June 30, 2007, was $56.58 million, an increase of 5.69% over 2006, resulting in a net yield of 3.17%, compared to a net yield of 3.36% for the same period in 2006.

    Average earning assets increased $506.53 million or 15.60% and $393.75 million or 12.27%, respectively, for the three and six month periods ended June 30, 2007, over the comparable periods in 2006.  Average interest-bearing liabilities increased $497.03 million or 18.42% and $396.39 million or 14.87%, respectively, for the three and six month periods ended June 30, 2007, over the comparable period one year ago.  The acquisition of FNBV increased our average earning assets by $92.20 million and our average interest-bearing liabilities by $84.63 million.  The yield on average earning assets increased 38 basis points to 6.74% for the second quarter of 2007 from 6.36% for the second quarter of 2006.  The yield on average earning assets for the six month period ended June 30, 2007, increased 51 basis points to 6.70% from 6.19% for the six month period ended June 30, 2006. The rate earned on assets continued to experience positive impacts from the increases in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities increased 69 basis points to 4.20% for the second quarter of 2007 from 3.51% for the second quarter of 2006. Total cost of average interest-bearing liabilities increased 76 basis points to 4.16% for the six month period ended June 30, 2007 from 3.40% for the six month period ended June 30, 2006.  The cost of interest-bearing liabilities was also affected by short-term market interest rates.  The result to the net interest margin, or the difference between interest income on earning assets and expense on interest-bearing liabilities, was a decrease of 28 basis points and 19 basis points, respectively, for the three and six month periods ended June 30, 2007 from June 30, 2006.

    The largest contributor to the increase in the yield on average earning assets for the first six months of 2007, on a volume-weighted basis, was the $303.60 million or 12.14% increase in net loans and leases as compared to the first six months of 2006.   Average loans and leases grew by $357.22 million or 14.05% during the second quarter of 2007, compared to the second quarter of 2006.  Average loans and leases outstanding increased across our entire portfolio, most notably in construction equipment financing, commercial loans, aircraft financing, loans secured by real estate, and medium and heavy duty truck financing for both the second quarter and year-to-date 2007 as compared to 2006.   The acquisition of FNBV increased our average loans and leases by $39.58 million.  The majority of loans acquired from FNBV were loans secured by real estate.

    Total average investment securities increased 12.26% and 8.62%, respectively, for the three- and six- month periods over one year ago.  This increase was mainly due to an increase in federal agency, mortgage-backed, and municipal securities.  Average mortgages held for sale decreased 41.36% and 33.72% respectively, for the three- and six- month periods over the same periods one year ago.  During the second quarter of 2007 production volume decreased approximately 54% as we reduced our mortgage purchase activity with the majority of our production affiliates.  Production volume decreased approximately 43% on a year-over-year basis mainly due to a decrease in demand.  Other investments, which include federal funds sold, time deposits with other banks and commercial paper, increased 4.27 times for the three month period ended June 30, 2007 from same period one year ago, and 2.12 times for the first six months of 2007 as compared to the first six months of 2006 as excess funds were invested.   The acquisition of FNBV added $20.84 million to our average investment securities portfolio, the majority of which was in federal agency and municipal securities.

     Average interest-bearing deposits increased $505.70 million or 21.66% and $415.94 million or 18.14%, respectively, for the second quarter of 2007 and first six months of 2007, over the same periods in 2006. The effective rate paid on average interest-bearing deposits increased 76 basis points to 4.07% for the second quarter of 2007 compared to 3.31% for the second quarter of 2006.  The effective rate paid on average interest-bearing deposits increased 83 basis points to 4.02% for the first six months of 2007 compared to 3.19% for the first six months of 2006.The increase in the average cost of interest-bearing deposits during the second quarter and first six months of 2007 as compared to the second quarter and first six months of 2006 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates and increased competition for deposits across all markets.  The acquisition of FNBV increased our average interest-bearing deposits by $81.70 million.

    Short term borrowings decreased $29.60 million or 10.93% and $36.32 million or 12.91%, respectively, for the second quarter of 2007 and the first six months of 2007, compared to the same time periods in 2006.  Interest paid on short-term and trust preferred borrowings increased due to the interest rate increase in adjustable rate borrowings.  Average long-term debt increased $10.05 million or 30.00% during the second quarter of 2007 as compared to the second quarter of 2006.  Average long-term debt increased $11.31 million or 35.07% during the first six months of 2007 as compared to the first six months of 2006.  The majority of the increase in long-term debt was made up of Federal Home Loan Bank borrowings.  Additionally, we issued $40.00 million of trust preferred securities on June 7, 2007, which were to fund a portion of the purchase price for FNBV.

    Average demand deposits decreased $20.16 million and $34.54 million, respectively, for the three- and six-month period ended June 30, 2007 as compared to the three- and six- month periods of 2006.  Much of the decline was due to the reclassification of some of our deposit products from noninterest bearing to interest bearing and a decrease in escrow deposit accounts concurrent with the reduction in our mortgage servicing portfolio.  The acquisition of FNBV added $8.31 million to our average demand deposits.

    The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended June 30,						Six months ended June 30,
		2007			2006			2007			2006

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$494,114	$5,991	4.86%	$453,246	$4,797	4.25%	$489,328	$11,721	4.83%	$456,013	$8,722	3.86%
Tax exempt	210,090	2,364	4.51%	174,071	1,855	4.27%	195,556	4,382	4.52%	174,547	3,682	4.25%
Mortgages - held for sale	32,047	494	6.18%	54,654	916	6.72%	35,489	1,132	6.43%	53,545	1,743	6.56%
Net loans and leases	2,899,340	52,681	7.29%	2,542,118	43,604	6.88%	2,803,434	100,409	7.22%	2,499,834	83,729	6.75%
Other investments	117,270	1,542	5.27%	22,240	271	4.89%	79,262	2,074	5.28%	25,380	587	4.66%

Total Earning Assets	3,752,861	63,072	6.74%	3,246,329	51,443	6.36%	3,603,069	119,718	6.70%	3,209,319	98,463	6.19%

Cash and due from banks	79,994			80,058			75,107			80,001
Reserve for loan and lease losses	(59,470)			(59,428)			(59,137)			(59,067)
Other assets	251,525			215,573			235,262			213,753

Total	$4,024,910			$3,482,532			$3,854,301			$3,444,006

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$2,840,382	$28,795	4.07%	$2,334,683	$19,283	3.31%	$2,709,051	$54,065	4.02%	$2,293,114	$36,316	3.19%
Short-term borrowings	241,297	2,572	4.28%	270,896	2,822	4.18%	245,063	5,262	4.33%	281,386	5,582	4.00%
Subordinated notes	69,898	1,296	7.44%	59,022	1,080	7.34%	64,490	2,390	7.47%	59,022	2,130	7.28%
Long-term debt and
mandatorily redeemable securities	43,545	798	7.35%	33,496	451	5.40%	43,560	1,425	6.60%	32,250	905	5.66%

Total Interest Bearing Liabilities	3,195,122	33,461	4.20%	2,698,097	23,636	3.51%	3,062,164	63,142	4.16%	2,665,772	44,933	3.40%
Noninterest-bearing deposits	351,865			372,024			333,099			367,637
Other liabilities	81,750			60,262			73,794			59,863
Shareholders' equity	396,173			352,149			385,244			350,734

Total	$4,024,910			$3,482,532			$3,854,301			$3,444,006

Net Interest Income		$29,611			$27,807			$56,576			$53,530

Net Yield on Earning Assets
on a Taxable Equivalent Basis			3.16%			3.44%			3.17%			3.36%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

    The provision for loan and lease losses for the three- and six- month periods ended June 30, 2007, was $1.25 million and $0.62 million, respectively, compared to the recovery of provision for loan and lease losses of $1.67 million and $1.97 million for the three- and six- month periods ended June 30, 2006, respectively.  Net recoveries of $0.52 million were recorded for the second quarter 2007, compared to net recoveries of $1.77 million for the same quarter a year ago.  Year-to-date net recoveries of $1.04 million have been recorded in 2007, compared to net recoveries of $2.47 million through June 2006.

    In the second quarter 2007, loan and lease delinquencies were 0.20%, as compared to 0.23% for the second quarter 2006, and 0.17% at the end of 2006.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.00% as compared to 2.26% for the same period one year ago and 2.18% at December 31, 2006.  A summary of loan and lease loss experienced during the three- and six- month periods ended June 30, 2007 and 2006 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Reserve for loan and lease losses - beginning balance	$58,702	$59,097	$58,802	$58,697
Acquired reserves from acquisitions	2,214	-	2,214	-
Charge-offs	(1,085)	(591)	(2,430)	(1,371)
Recoveries	1,604	2,362	3,472	3,842
Net recoveries	519	1,771	1,042	2,471

Provision for (recovery of) loan and lease losses	1,247	(1,671)	624	(1,971)

Reserve for loan and lease losses - ending balance	$62,682	$59,197	$62,682	$59,197

Loans and leases outstanding at end of period	$3,134,170	$2,615,152	$3,134,170	$2,615,152
Average loans and leases outstanding during period	2,899,340	2,542,118	2,803,434	2,499,834

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.00%	2.26%	2.00%	2.26%
Ratio of net recoveries during period to
average loans and leases outstanding	(0.07)%	(0.28)%	(0.07)%	(0.20)%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	June 30,	December 31,	June 30,
	2007	2006	2006

Loans and leases past due 90 days or more	$205	$116	$278
Nonaccrual and restructured loans and leases	10,274	15,575	13,252
Other real estate	2,856	800	819
Repossessions	2,183	975	1,082
Equipment owned under operating leases	170	201	-

Total nonperforming assets	$15,688	$17,667	$15,431

    Nonperforming assets totaled $15.69 million at June 30, 2007, reflecting an improvement of 11.20% from $17.67 million at December 31, 2006 and a slight increase of 1.67% from $15.43 million at June 30, 2006.  The improvement during the first six months of 2007 was primarily related to a decrease in nonaccrual loans and leases in all areas, with the exception of loans secured by real estate and auto, light truck and environmental equipment financing.  The slight increase for the second quarter of 2007 compared to the second quarter of 2006 was due to increases in commercial and agricultural loans, loans secured by real estate, auto light truck and environmental equipment financing, and construction equipment financing; which were somewhat offset by improvements in aircraft financing, medium and heavy duty truck, and consumer loans. Nonperforming assets as a percentage of total loans and leases improved to 0.49% at June 30, 2007, from 0.64% at December 31, 2006 and 0.57% at June 30, 2006.

    As of June 30, 2007, repossessions consisted of aircraft, automobiles, medium and heavy duty trucks, and construction equipment.  At the time of repossession, unless the equipment is in the process of immediate sale, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses.  Any subsequent write-downs are included in noninterest expense.

    At June 30, 2007, other real estate included $1.86 million of non-bank operating properties which were acquired from FNBV.

Supplemental Loan Information as of June 30, 2007

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$567,932	$818	$-	$(1,185)
Auto, light truck and environmental equipment	350,254	488	10	(11)
Medium and heavy duty truck	329,103	779	346	151
Aircraft financing	535,362	2,390	1,350	(954)
Construction equipment financing	362,654	577	440	536
Loans secured by real estate	834,153	5,108	1,001	16
Consumer loans	154,712	114	37	149

Total	$3,134,170	$10,274	$3,184	$(1,298)

NONINTEREST INCOME

    Noninterest income for the three month periods ended June 30, 2007 and 2006 was $19.07 million, and $36.56 million and $38.07 million for the six month periods ended June 30, 2007 and 2006, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Noninterest income:
Trust fees	$3,871	$3,658	$7,514	$7,049
Service charges on deposit accounts	5,226	4,917	9,796	9,303
Mortgage banking income	1,059	3,105	1,630	4,862
Insurance commissions	938	932	2,576	2,614
Equipment rental income	5,287	4,658	10,385	8,878
Other income	2,482	1,647	4,201	3,133
Investment securities and other investment gains	207	150	454	2,233

Total noninterest income	$19,070	$19,067	$36,556	$38,072

    During the second quarter of 2007, a decrease in mortgage banking income of $2.05 million offset increases in all other categories of noninterest income compared to the second quarter of 2006.  For the first six months of 2007 mortgage banking income decreased $3.23 million as compared to the first six months of 2006.  A decline in production volume of approximately 54% during the second quarter of 2007 compared to the second quarter of 2006, and a decline in production volume of approximately 43% for the first six months of 2007 compared to the first six months of 2006, resulted in lower gains on sales of mortgage servicing assets and a decline in loan servicing fee income due to a reduction in the portfolio from servicing sales in the second and third quarters of 2006.  During the second quarter of 2006, mortgage banking income benefited from a $1.25 million gain on a bulk sale of mortgage servicing rights which did not recur during the second quarter of 2007.

    Lower market value adjustments resulted in smaller gains on venture capital investments for the first six months of 2007 compared to the same period of 2006.  Gains on venture partnership investment totaled $0.17 million for the first six months of 2007 compared to gains of $2.07 million for the first six months of 2006. This decrease coupled with the decrease in mortgage banking income were the predominant factors behind the decrease in noninterest income for the first six months of 2007 compared to the first six months of 2006.

    Other income increased from the three- and six- month periods ended June 30, 2007 as compared to the same periods of 2006, primarily due to income from interest rate swaps.  Equipment rental income increased during the second quarter of 2007 and the first six months of 2007 primarily due to an increase in the operating lease portfolio.   Trust fees and service charges on deposit accounts, which include overdraft and NSF fees, increased in both the three and six month periods ended June 30, 2007, over the same periods in 2006.  Noninterest income from insurance commissions was relatively unchanged during the second quarter and first six months of 2007 compared to the same periods of 2006.

    FNBV contributed $0.38 million to noninterest income during the second quarter of 2007.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended June 30, 2007 and 2006 was $34.45 million and $32.39 million, respectively, and $66.25 million and $61.79 million for the six month periods ended June 30, 2007 and 2006, respectively.   Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2006	2007	2006
Noninterest expense:
Salaries and employee benefits	$18,153	$16,873	$35,719	$32,387
Net occupancy expense	2,149	1,860	4,085	3,727
Furniture and equipment expense	3,748	2,959	6,842	6,093
Depreciation - leased equipment	4,243	3,547	8,319	6,929
Professional fees	1,267	1,104	2,168	1,989
Supplies and communication	1,512	1,307	2,784	2,670
Business development and marketing expense	1,416	1,048	2,274	1,690
Intangible asset amortization	132	659	237	1,325
Loan and lease collection and repossession expense	160	185	325	275
Other expense	1,666	2,844	3,493	4,707

Total noninterest expense	$34,446	$32,386	$66,246	$61,792

    The leading factor in the overall increase in noninterest expense in the second quarter and year-to-date of 2007 as compared to 2006 was in salaries and employee benefits.  For the second quarter of 2007 salaries and employee benefits expense was $18.15 million compared to $16.87 million for the second quarter of 2006. For the first six months of 2007 salaries and employee benefits expense was $35.72 million compared to $32.39 million for the first six months of 2006.  During the first quarter of 2006 we benefited from the reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards.   This one-time expense reversal, combined with the adoption of SFAS No. 123(R) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax.

    Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income from second quarter and year-to-date of 2006 to second quarter and year-to-date of 2007.  Furniture and equipment expense increased for the second quarter of 2007 compared to the second quarter of 2006 and on a year-over-year basis due to increased software costs, expenses related to the core system conversion project, and other processing charges.  Business development and marketing expense increased for the first six months of 2007 as compared to the first six months of 2006 due to strong marketing efforts related to the opening of new branches during 2006 and de novo expansion into the Kalamazoo and West Lafayette areas.  Additionally, increases were experienced in net occupancy expense, professional fees, and supplies and communication in the second quarter and first half of 2007, as compared to the second quarter and first half of 2006.  Loan and lease collection and repossession expense remained comparable to 2006 levels.

    Intangible asset amortization decreased during the second quarter and first half of 2007 as compared to the same periods for 2006, mainly due to the effects of the complete amortization of intangible assets associated with acquisitions which occurred during 2001.  Other expenses decreased during the second quarter and the first half of 2007, as compared to one year ago, mainly due to a significant reduction in forgery and miscellaneous losses.

    FNBV increased noninterest expense by $1.48 million during the second quarter of 2007.  The majority of noninterest expense associated with FNBV was in salaries and employee benefits at $0.79 million for the month of June 2007.

INCOME TAXES

    The provision for income taxes for the three and six month periods ended June 30, 2007, was $4.19 million and $8.25 million, respectively, compared to $5.22 million and $10.29 million, respectively, for the same period in 2006.  The effective tax rates were 34.19% for the quarter ended June 30, 2007 and 33.21% for the six month period ended June 30, 2007, compared to 33.68% and 33.73% for the three and six month periods ended June 30, 2006, respectively.  The provisions for income taxes for the three and six month periods ended June 30, 2007 and 2006, are at a rate which management believes approximates the effective rate for the year.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in market risks faced by 1st Source since December 31, 2006.  For information regarding 1st Source’s market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.

CONTROLS AND PROCEDURES

    As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2007, our disclosure controls and procedures were effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

    In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that this report and assessment excludes First National Bank, Valparaiso (FNBV) which we acquired as of May 31, 2007.  See Note 2 to the condensed consolidated financial statements included in Item 1 for discussion of the acquisition and related financial data.  We are in the process of integrating FNBV operations and will be incorporating these operations as part of our assessment of our internal controls.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

    1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of their businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source’s consolidated financial position or results of operations.

ITEM 1A.	Risk Factors.

    There have been no material changes in risks faced by 1st Source since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
April 01 - 30, 2007	-	-	-	2,000,000
May 01 - 31, 2007	227,402	$26.11	227,402	1,772,598
June 01 - 30, 2007	-	-	-	1,772,598

(1)1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.
Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.
Since the inception of the plan, 1st Source has repurchased a total of 227,402 shares.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The following actions were taken by the shareholders of 1st Source at the annual shareholders’ meeting held April 26, 2007:

1.  Election of Directors

The directors named below were elected to the board of directors, as follows:

Term Expiring in April, 2008

Nominee                                                                            Votes For              Votes Withheld
Toby S. Wilt                                                                     20,959,447                            370,297

Term Expiring in April, 2010

Nominee                                                                            Votes For              Votes Withheld
Daniel B. Fitzpatrick                                                         20,913,311                            409,312
Wellington D. Jones III                                                   20,960,973                            220,394
Dane A. Miller                                                                  20,505,139                          1,095,959

In addition, the following directors continued in office after the 2007 annual meeting:

       Terms Expiring in April 2008:                                           Terms Expiring in April 2009:

       Lawrence E. Hiler                                                               Terry L. Gerber
       Rex Martin                                                                          William P. Johnson
       Christopher J. Murphy III                                                 John T. Phair
       Timothy K. Ozark                                                               Mark D. Schwabero

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

1st Source Corporation

DATE July 19, 2007	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE July 19, 2007	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer