Form 10-Q
period 2007-09-30
1ST SOURCE CORP
filed 2007-10-26
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to ________________

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

Number of shares of common stock outstanding as of  October 25, 2007 – 24,172,983 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$117,564	$118,131
Federal funds sold and
interest bearing deposits with other banks	3,754	64,979
Investment securities available-for-sale
(amortized cost of $807,441and $709,091
at September 30, 2007 and December 31, 2006, respectively)	810,802	708,672
Mortgages held for sale	25,074	50,159
Loans and leases - net of unearned discount:
Commercial and agricultural loans	585,842	478,310
Auto, light truck and environmental equipment	330,967	317,604
Medium and heavy duty truck	315,116	341,744
Aircraft financing	583,533	498,914
Construction equipment financing	377,069	305,976
Loans secured by real estate	858,818	632,283
Consumer loans	150,250	127,706
Total loans and leases	3,201,595	2,702,537
Reserve for loan and lease losses	(64,664)	(58,802)
Net loans and leases	3,136,931	2,643,735
Equipment owned under operating leases, net	78,041	76,310
Net premises and equipment	49,272	37,326
Goodwill and intangile assets	91,546	19,418
Accrued income and other assets	99,667	88,585
Total assets	$4,412,651	$3,807,315

LIABILITIES
Deposits:
Noninterest bearing	$389,099	$339,866
Interest bearing	3,026,070	2,708,418
Total deposits	3,415,169	3,048,284

Federal funds purchased and securities
sold under agreements to repurchase	327,623	195,262
Other short-term borrowings	24,611	27,456
Long-term debt and mandatorily redeemable securities	44,303	43,761
Subordinated notes	100,002	59,022
Accrued expenses and other liabilities	73,748	64,626
Total liabilities	3,985,456	3,438,411

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,918,510 at September 30, 2007 and 23,781,518 at December 31, 2006, less unearned shares
(275,004 at September 30, 2007 and 262,986 at December 31, 2006)	342,840	289,163
Retained earnings	112,938	99,572
Cost of common stock in treasury (1,470,523 shares at September 30, 2007, and
1,022,435 shares at December 31, 2006)	(30,717)	(19,571)
Accumulated other comprehensive income/(loss)	2,134	(260)
Total shareholders' equity	427,195	368,904
Total liabilities and shareholders' equity	$4,412,651	$3,807,315

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans and leases	$57,970	$47,468	$159,322	$132,777
Investment securities, taxable	7,365	5,298	19,086	14,020
Investment securities, tax-exempt	2,213	1,279	5,351	3,838
Other	782	334	2,856	921
Total interest income	68,330	54,379	186,615	151,556
Interest expense:
Deposits	31,184	22,399	85,249	58,715
Short-term borrowings	2,978	2,776	8,240	8,358
Subordinated notes	1,846	1,098	4,236	3,228
Long-term debt and mandatorily redeemable securities	624	655	2,049	1,560
Total interest expense	36,632	26,928	99,774	71,861
Net interest income	31,698	27,451	86,841	79,695
Provision for (recovery of provision for) loan and lease losses	3,660	(667)	4,284	(2,638)
Net interest income after provision for
(recovery of provision for) loan and lease losses	28,038	28,118	82,557	82,333
Noninterest income:
Trust fees	3,853	3,271	11,367	10,320
Service charges on deposit accounts	5,278	5,020	15,074	14,323
Mortgage banking income	770	4,971	2,400	9,833
Insurance commissions	964	1,012	3,540	3,626
Equipment rental income	5,345	5,032	15,730	13,910
Other income	1,841	1,740	6,042	4,873
Investment securities and other investment (losses) gains	(154)	(223)	300	2,010
Total noninterest income	17,897	20,823	54,453	58,895
Noninterest expense:
Salaries and employee benefits	20,035	17,433	55,754	49,820
Net occupancy expense	2,467	1,854	6,552	5,581
Furniture and equipment expense	3,996	2,936	10,838	9,029
Depreciation - leased equipment	4,284	4,031	12,603	10,960
Supplies and communication	1,666	1,358	4,450	4,028
Other expense	4,992	4,212	13,489	14,198
Total noninterest expense	37,440	31,824	103,686	93,616
Income before income taxes	8,495	17,117	33,324	47,612
Income tax expense	2,365	6,153	10,611	16,438

Net income	$6,130	$10,964	$22,713	$31,174

Per common share:
Basic net income per common share	$0.25	$0.49	$0.97	$1.38
Diluted net income per common share	$0.25	$0.48	$0.96	$1.36
Dividends declared	$0.140	$0.140	$0.420	$0.394
Basic weighted average common shares outstanding	24,275,794	22,497,930	23,309,281	22,549,914
Diluted weighted average common shares outstanding	24,567,404	22,811,273	23,603,676	22,843,785

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Net
					Unrealized
					Appreciation
				Cost of	(Depreciation)
				Common	of Securities
		Common	Retained	Stock	Available-
	Total	Stock	Earnings	in Treasury	For-Sale
Balance at January 1, 2006	$345,576	$221,579	$139,601	$(12,364)	$(3,240)
Comprehensive Income, net of tax:
Net Income	31,174	-	31,174	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	2,321	-	-	-	2,321
Total Comprehensive Income	33,495	-	-	-	-
Issuance of 94,089 common shares
under stock based compensation awards,
including related tax effects	709	-	353	356	-
Cost of 328,931 shares of common
stock acquired for treasury	(7,385)	-	-	(7,385)	-
Cash dividend ($0.394 per share)	(8,937)	-	(8,937)	-	-
10% common stock dividend
($12 cash paid in lieu of fractional shares)	(12)	67,584	(67,596)	-	-
Balance at September 30, 2006	$363,446	$289,163	$94,595	$(19,393)	$(919)

Balance at January 1, 2007	$368,904	$289,163	$99,572	$(19,571)	$(260)
Comprehensive Income, net of tax:
Net Income	22,713	-	22,713	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	2,394	-	-	-	2,394
Total Comprehensive Income	25,107	-	-	-	-
Issuance of 40,349 common shares
under stock based compensation awards,
including related tax effects	544	-	384	160	-
Cost of 478,083 shares of common
stock acquired for treasury	(11,306)	-	-	(11,306)	-
Cash dividend ($0.42 per share)	(9,731)	-	(9,731)	-	-
Issuance of 2,124,974 shares of common
stock for FINA Bancorp purchase	53,677	53,677	-	-	-
Balance at September 30, 2007	$427,195	$342,840	$112,938	$(30,717)	$2,134

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$22,713	$31,174
Adjustments to reconcile net income to net cash
from/(used in) operating activities:
Provision for (recovery of provision for) loan and lease losses	4,284	(2,638)
Depreciation of premises and equipment	3,905	3,689
Depreciation of equipment owned under operating leases	12,603	10,960
Amortization of investment security premiums
and accretion of discounts, net	(273)	159
Amortization of mortgage servicing rights	1,753	3,930
Mortgage servicing asset impairment recoveries	-	(16)
Change in deferred income taxes	(3,226)	(5,878)
Realized investment securities gains	(300)	(2,010)
Change in mortgages held for sale	25,085	13,039
Change in interest receivable	(3,538)	(1,705)
Change in interest payable	2,816	5,104
Change in other assets	(1,303)	577
Change in other liabilities	(867)	(67)
Other	1,328	77
Net change in operating activities	64,980	56,395

Investing activities:
Cash paid for acquisition, net of cash acquired	(55,977)	-
Proceeds from sales of investment securities	1,070	64,623
Proceeds from maturities of investment securities	445,847	216,996
Purchases of investment securities	(360,199)	(272,058)
Net change in short-term investments	217,400	10,836
Net change in loans and leases	(261,770)	(160,780)
Net change in equipment owned under operating leases	(14,333)	(26,928)
Purchases of premises and equipment	(13,600)	(3,010)
Net change in investing activities	(41,562)	(170,321)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(230,677)	(320,060)
Net change in certificates of deposit	75,420	459,741
Net change in short-term borrowings	111,331	(68,259)
Proceeds from issuance of long-term debt	-	20,972
Proceeds from issuance of subordinated notes	58,764	-
Payments on subordinated notes	(17,784)	-
Payments on long-term debt	(381)	(337)
Net proceeds from issuance of treasury stock	545	709
Acquisition of treasury stock	(11,306)	(7,385)
Cash dividends	(9,897)	(9,106)
Net change in financing activities	(23,985)	76,275
Net change in cash and cash equivalents	(567)	(37,651)
Cash and cash equivalents, beginning of year	118,131	124,817
Cash and cash equivalents, end of period	$117,564	$87,166

Supplemental non-cash activity:
Common stock issued for purchase of FINA	$53,667	$-

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note1.  Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K for 2006 (2006 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.  Acquisition Activity

FINA Bancorp

On May 31, 2007, we acquired FINA Bancorp (FINA), the parent company of First National Bank, Valparaiso (FNBV), for $133.80 million.  FNBV is a full service bank with 26 banking facilities located in Porter, LaPorte and Starke Counties of Indiana.  Pursuant to the definitive agreement, FINA shareholders were able to choose whether to receive 1st Source common stock and/or cash pursuant to the election procedures described in the definitive agreement.   Under the terms of the transaction, FINA was acquired in exchange for 2,124,974 shares of 1st Source common stock valued at $53.68 million and $80.12 million in cash.  The value of the common stock was $25.26.  We believe that the purchase of FINA is a natural extension of our service area and is consistent with our growth and market expansion initiatives.  We expect to merge FNBV and 1st Source Bank in early 2008.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition.  There are refinements in the process of allocating the purchase price that have not been entirely completed.  Identified intangible assets and purchase accounting fair value adjustments are being amortized under various methods over the expected lives of the corresponding assets and liabilities.  Goodwill will not be amortized, but will be reviewed for impairment on an annual basis.   Currently, identified intangible assets from the acquisition subject to amortization are $8.59 million and total goodwill from the acquisition is $63.21 million.

On the date of acquisition, unaudited financial statements of FINA reflected assets of $619.31 million, which included $240.13 million of loans and $184.47 million of investment securities, $523.04 million of deposits and year-to-date net income of $3.85 million.  In conjunction with the $240.13 million of loans, FINA’s allowance for loan losses at the acquisition date was $2.42 million.  We applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) and determined that certain loans acquired in the FINA acquisition had evidence of deterioration of credit quality since origination and it was probable that all contractual required payments would not be collected on these loans.  We determined that two loans with book values totaling approximately $0.28 million and fair values of $0.07 million were within the guidelines set forth under SOP 03-3.  We recorded these loans at their fair value and reduced the allowance for loan losses by $0.21 million.  Accordingly, we recorded $2.21 million of reserve for loan losses on loans not subject to SOP 03-3.

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of operations had the acquisition been completed as of the beginning of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net interest income after provision for (recovery of provision for) loan and lease losses	$28,038	$32,759	$89,946	$96,388
Noninterest income	17,897	17,936	61,704	57,167
Noninterest expense	37,440	36,382	112,769	107,537
Income before income taxes	8,495	14,313	38,881	46,018
Income tax expense	2,365	5,018	12,670	15,541
Net income	$6,130	$9,295	$26,211	$30,477

Per common share:
Basic net income per common share	$0.25	$0.38	$1.07	$1.24
Diluted net income per common share	$0.25	$0.37	$1.06	$1.24
Basic weighted average common shares outstanding	24,275,794	24,622,904	24,484,634	24,674,888
Diluted weighted average common shares outstanding	24,567,404	24,936,247	24,781,991	24,968,759

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We adopted the provisions of FIN No. 48 on January 1, 2007.  Details related to the adoption of FIN No. 48 and the impact on our financial statements are more fully discussed in Note 7 – Uncertainty in Income Taxes.

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

As of September 30, 2007 and December 31, 2006, 1st Source Bank had commitments outstanding to originate and purchase mortgage loans aggregating $80.00 million and $113.25 million, respectively. Outstanding commitments to sell mortgage loans aggregated $39.38 million at September 30, 2007, and $73.87 million at December 31, 2006. Standby letters of credit totaled $62.03 million and $83.15 million at September 30, 2007, and December 31, 2006, respectively at 1st Source Bank.  At September 30, 2007, standby letters of credit totaled $1.89 million at FNBV. Standby letters of credit have terms ranging from six months to one year.

Note 6.  Stock-Based Compensation

As of September 30, 2007, we had five stock-based employee compensation plans, which are more fully described in Note K of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2007 and 2006 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the third quarter of 2007 (September 30, 2007) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of 1st Source’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2007 was $267 thousand. Total fair value of options vested and expensed was $35 thousand, net of tax, for the nine months ended September 30, 2007.

	September 30, 2007
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Grant-date	Term	Value
	Shares	Fair Value	(in years)	(in 000's)

Options outstanding, beginning of year	489,475	$26.04
Granted	2,696	28.40
Exercised	(20,654)	15.63
Forfeited	-	-
Options outstanding, September 30, 2007	471,517	$26.51	1.37	$400

Vested and expected to vest at September 30, 2007	471,517		1.37	$400
Exercisable at September 30, 2007	457,821		1.26	$281

The following weighted-average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2007:

Risk-free interest rate                                                                            4.10%
Expected dividend yield                                                                   1.94%
Expected volatility factor                                                                   30.46%
Expected option life                                              4.67 years

No options were granted during the nine months ended September 30, 2006.

As of September 30, 2007, there was $1.79 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.16 years.

The following table summarizes information about stock options outstanding at September 30, 2007:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	4.99	$13.38	18,508	$14.18
$18.00 to $26.99	55,587	3.08	21.06	55,587	21.06
$27.00 to $28.40	386,422	0.85	28.30	383,726	28.30

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included in the table above.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in 1st Source’s filings with the SEC, including its Annual Report on Form 10-K  for 2006, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

The following management’s discussion and analysis is presented to provide information concerning our condition as of September 30, 2007, as compared to December 31, 2006, and the results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2006 Annual Report.

IMPACT OF FIRST NATIONAL BANK, VALPARAISO ACQUISITION

The following disclosure is not determined in accordance with generally accepted accounting principles (GAAP) and is considered a non-GAAP disclosure.  Management believes that this presentation, while not in accordance with GAAP, provides useful insight as to the impact of the acquisition of First National Bank, Valparaiso on the financial condition from the date of acquisition to September 30, 2007.

We acquired First National Bank, Valparaiso (FNBV) on May 31, 2007 (See Note 2 of the Notes to Consolidated Financial Statements for information concerning this acquisition).  The following table shows (for selected balance sheet items at September 30, 2007) the consolidated balance sheet item, the total for the balance sheet item for FNBV, and the total for the balance sheet item without FNBV.

Selected - Balance Sheet Items
(Unaudited - Dollars in thousands)
	1st Source		1st Source	1st Source
	Consolidated	FNBV	Without FNBV	Consolidated
	September 30,	September 30,	September 30,	December 31,
	2007	2007	2007	2006
Investment securities available-for-sale	$810,802	$93,007	$717,795	$708,672

Total loans and leases	3,201,595	241,577	2,960,018	2,702,537
Reserve for loan and lease losses	(64,664)	(2,212)	(62,452)	(58,802)
Net loans and leases	3,136,931	239,365	2,897,566	2,643,735

Net premises and equipment	49,272	20,998	28,274	37,326

Goodwill and other intangible assets	91,546	71,559	19,987	19,418

Deposits:
Noninterest bearing	389,099	47,815	341,284	339,866
Interest bearing	3,026,070	464,157	2,561,913	2,708,418
Total deposits	3,415,169	511,972	2,903,197	3,048,284

Federal funds purchased and securities sold under agreements to repurchase	327,623	16,932	310,691	195,262

Total assets	4,412,651	669,326	3,743,325	3,807,315

FINANCIAL CONDITION

Our total assets at September 30, 2007, were $4.41 billion, up $605.34 million or 15.90% from December 31, 2006.  The increase in assets was due to the acquisition of FNBV which had assets, including goodwill, of $669.33 million at September 30, 2007.

Total loans and leases were $3.20 billion at September 30, 2007, an increase of $499.06 million or 18.47% from December 31, 2006.  The acquisition of FNBV contributed $241.58 million toward the increase in total loans and leases at September 30, 2007.

Total deposits at September 30, 2007, were $3.42 billion, up $366.89 million or 12.04% over the comparable figures at the end of 2006.  The increase in deposits was due to the acquisition of FNBV which had total deposits of $511.97 million at September 30, 2007.

Nonperforming assets at September 30, 2007, were $17.13 million compared to $17.67 million at December 31, 2006.  At September 30, 2007, nonperforming assets were 0.52% of net loans and leases compared to 0.64% at December 31, 2006.

Other assets were as follows:

(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
Other assets:
Bank owned life insurance cash surrender value	$38,829	$36,157
Accrued interest receivable	21,534	17,997
Mortgage servicing assets	7,617	7,572
Other real estate	2,679	800
Repossessions	3,430	975
All other assets	25,578	25,084
Total other assets	$99,667	$88,585

CAPITAL

As of September 30, 2007, total shareholders' equity was $427.20 million, up $58.29 million or 15.80% from the $368.90 million at December 31, 2006.  Common stock increased by $53.68 million due to the issuance of 2,124,974 1st Source common shares for the acquisition of FINA.  Other significant changes in shareholders’ equity during the first nine months of 2007 included net income of $22.71 million, $11.31 million in treasury stock purchases, and $9.73 million of dividends paid.  The accumulated other comprehensive income component of shareholders’ equity totaled $2.13 million at September 30, 2007, compared to an accumulated other comprehensive loss of $0.26 million at December 31, 2006.  The increase in accumulated other comprehensive income was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 9.68% as of September 30, 2007, compared to 9.69% at December 31, 2006. Book value per common share rose to $17.67 at September 30, 2007, up from $16.40 at December 31, 2006.

We declared and paid cash dividends per common share of $0.14 during the third quarter of 2007.  The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 42.42%.   The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual and required capital amounts and ratios of 1st Source Corporation, 1st Source Bank, and FNBV, as of September 30, 2007, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$478,081	13.07%	$292,727	8.00%	$365,909	10.00%
1st Source Bank	402,275	11.83	271,933	8.00	339,917	10.00
FNBV	63,626	22.94	22,193	8.00	27,741	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	430,365	11.76	146,364	4.00	219,545	6.00
1st Source Bank	358,692	10.55	135,967	4.00	203,950	6.00
FNBV	61,414	22.14	11,096	4.00	16,645	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	430,365	9.88	174,198	4.00	217,747	5.00
1st Source Bank	358,692	9.08	157,990	4.00	197,487	5.00
FNBV	61,414	9.82	25,022	4.00	31,277	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to package loans for sale.   Our loan to asset ratio was 72.55% at September 30, 2007 compared to 70.98% at December 31, 2006 and 72.54% at September 30, 2006.  Cash and cash equivalents totaled $117.56 million at September 30, 2007 compared to $118.13 million at December 31, 2006 and $87.17 million at September 30, 2006.  At September 30, 2007, the consolidated statement of financial condition was rate sensitive by $947.36 million more liabilities than assets scheduled to reprice within one year, or approximately 0.72%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

SUBORDINATED DEBT

During the second quarter of 2007, we completed the private placement issuance of $40 million of trust preferred securities through, 1st Source Master Trust, a newly formed subsidiary trust organized under Delaware law.  The trust preferred securities were issued at $1,000.00 per share and bear a 7.2175 percent per annum fixed rate of interest, payable quarterly.  The securities are redeemable after five years and are due in 2037.  The net proceeds of the issuance were used to fund a portion of the purchase price for FINA.  Additionally, during the second quarter of 2007, we provided notice to the trustee for the 690,000 shares of floating rate trust preferred securities issued by 1st Source Capital Trust II of our plans to redeem these securities on August 1, 2007.

During the third quarter of 2007, we completed private placement of $17 million of trust preferred securities through 1st Source Master Trust.  The trust preferred securities were issued at $1,000.00 per share and bear a 7.095 percent per annum fixed rate of interest for the first ten years and a floating rate thereafter, payable quarterly.   The securities are redeemable after five years and are due in 2037.  The net proceeds of the trust preferred securities issuance were used to redeem $17.78 million in 7.03 percent floating-rate trust preferred securities issued by 1st Source Capital Trust II and $0.43 million of pre-tax capitalized debt issuance costs were written off.   We will dissolve our unconsolidated subsidiary 1st Source Capital Trust II.

RESULTS OF OPERATIONS

Net income for the three- and nine-month periods ended September 30, 2007, was $6.13 million and $22.71 million respectively, compared to $10.96 million and $31.17 million for the same periods in 2006.  Diluted net income per common share was $0.25 and $0.96 respectively, for the three- and nine-month periods ended September 30, 2007, compared to $0.48 and $1.36 for the same periods in 2006.  Return on average common shareholders' equity was 7.58% for the nine months ended September 30, 2007, compared to 11.77% in 2006. The return on total average assets was 0.75% for the nine months ended September 30, 2007, compared to 1.19% in 2006.

The decrease in net income for the nine months ended September 30, 2007, over the first nine months of 2006, was primarily attributable to an increase of $6.92 million in our provision for loan and lease losses, a decline of $4.44 million in noninterest income, and an increase of $10.07 million in noninterest expense, which were primarily offset by a $5.83 million reduction in income tax expense.  Details of the changes in the various components of net income are further discussed below.

NET INTEREST INCOME

The taxable-equivalent net interest income for the three months ended September 30, 2007, was $32.74 million, up 16.64% from the comparable period in 2006.  The taxable-equivalent net interest income for the nine months ended September 30, 2007, was $89.40 million, an increase of 9.56% from the same period in 2006.

The net interest margin on a fully taxable-equivalent basis was 3.16% for the three months ended September 30, 2007, compared to 3.34% for three months ended September 30, 2006.  The net interest margin on a fully taxable-equivalent basis was 3.17% for the nine months ended September 30, 2007, compared to 3.36% for the nine months ended September 30, 2006.

Average earning assets increased $772.42 million or 23.19% and $521.36 million or 16.04%, respectively, for the three and nine month periods ended September 30, 2007, over the comparable periods in 2006.  Average interest-bearing liabilities increased $773.40 million or 27.59% and $523.44 million or 19.30%, respectively, for the three and nine month periods ended September 30, 2007, over the comparable period one year ago.  As of September 30, 2007, average earning assets at FNBV totaled $265.86 million and average interest-bearing liabilities totaled $229.74 million.

  The yield on average earning assets increased 16 basis points to 6.71% for the third quarter of 2007 from 6.55% for the third quarter of 2006.  The yield on average earning assets for the nine month period ended September 30, 2007, increased 40 basis points to 6.71% from 6.31% for the nine month period ended September 30, 2006. The rate earned on assets continued to experience positive impacts from the increases in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities increased 25 basis points to 4.06% for the third quarter of 2007 from 3.81% for the third quarter of 2006. Total cost of average interest-bearing liabilities increased 58 basis points to 4.12% for the nine month period ended September 30, 2007 from 3.54% for the nine month period ended September 30, 2006.  The cost of interest-bearing liabilities was also affected by short-term market interest rates.  The result to the net interest margin, or the difference between interest income on earning assets and expense on interest-bearing liabilities, was a decrease of 18 basis points and 19 basis points, respectively, for the three and nine month periods ended September 30, 2007 from September 30, 2006.

       The largest contributor to the increase in the yield on average earning assets for the first nine months of 2007, on a volume-weighted basis, was the $391.52 million or 15.42% increase in higher yielding net loans and leases as compared to the first nine months of 2006.   Average loans and leases grew by $564.49 million or 21.59% during the third quarter of 2007, compared to the third quarter of 2006.  Average loans and leases outstanding increased across our entire portfolio, most notably in construction equipment financing, commercial loans, aircraft financing, loans secured by real estate, and medium and heavy duty truck financing for both the third quarter and year-to-date 2007 as compared to 2006.  As of  September 30, 2007, average loans and leases at FNBV totaled $107.56 million, the majority were loans secured by real estate.

  Total average investment securities increased 32.73% and 16.77%, respectively, for the three- and nine- month periods over one year ago.  This increase was mainly due to an increase in mortgage-backed and municipal securities.  Average mortgages held for sale decreased 62.22% and 43.78% respectively, for the three- and nine- month periods over the same periods one year ago.  Production volume decreased approximately 59% and 48%, respectively, during the third quarter and year-to-date 2007 compared to the third quarter and year-to-date 2006, primarily due to a reduction of our mortgage purchase activity with the majority of our production affiliates.  Other investments, which include federal funds sold, time deposits with other banks and commercial paper, increased 1.43 times for the three month period ended September 30, 2007 from same period one year ago, and 1.89 times for the first nine months of 2007 as compared to the first nine months of 2006 as excess funds were invested.   As of  September 30, 2007, the average investment securities portfolio at FNBV totaled $45.11 million, the majority of which was in federal agency and municipal securities.

      Average interest-bearing deposits increased $690.34 million or 28.25% and $508.41 million or 21.69%, respectively, for the third quarter of 2007 and first nine months of 2007, over the same periods in 2006. The effective rate paid on average interest-bearing deposits increased 31 basis points to 3.95% for the third quarter of 2007 compared to 3.64% for the third quarter of 2006.  The effective rate paid on average interest-bearing deposits increased 65 basis points to 4.00% for the first nine months of 2007 compared to 3.35% for the first nine months of 2006.The increase in the average cost of interest-bearing deposits during the third quarter and first nine months of 2007 as compared to the third quarter and first nine months of 2006 was primarily the result of increases in interest rates offered on deposit products due to increases in market interest rates and increased competition for deposits across all markets.  As of  September 30, 2007, average interest-bearing deposits at FNBV totaled $222.09 million.

Average short-term borrowings increased $37.29 million or 14.33% for the third quarter of 2007 as compared to the third quarter of 2006.  Short-term borrowings decreased $11.52 million or 4.20% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.   Average trust preferred borrowings increased $41.07 million or 69.58% and $17.46 million or 29.59%, respectively, for the third quarter of 2007 and the first nine months of 2007, over the same periods in 2006.  Interest paid on short-term and trust preferred borrowings decreased during the third quarter of 2007 as compared to the third quarter of 2006.  Interest paid on short-term borrowings and trust preferred borrowings increased on a year-to-date basis for 2007 as compared to 2006 primarily due to the interest rate increase in adjustable rate borrowings.  Average long-term debt increased $4.71 million or 11.92% during the third quarter of 2007 as compared to the third quarter of 2006.  Average long-term debt increased $9.09 million or 26.19% during the first nine months of 2007 as compared to the first nine months of 2006.  The majority of the increase in long-term debt was made up of Federal Home Loan Bank borrowings.  Additionally, we issued $40.00 million of trust preferred securities on June 7, 2007, which were used to fund a portion of the purchase price for FNBV, and $17.00 million of trust preferred securities on August 1, 2007, which were used primarily to redeem trust preferred securities issued by 1st Source Capital Trust II.

Average demand deposits increased $9.35 million for the three-month period ended September 30, 2007 as compared to the three-month period of 2006.  Average demand deposits decreased $19.75 million for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006.  Much of the decline on a year-to-date basis was due to the reclassification of some of our deposit products from noninterest bearing to interest bearing and a decrease in escrow deposit accounts concurrent with the reduction in our mortgage servicing portfolio.  As of  September 30, 2007, average demand deposits at FNBV were $20.04 million.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended September 30,						Nine months ended September 30,
		2007			2006			2007			2006

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$586,111	$7,365	4.99%	$464,331	$5,298	4.53%	$521,943	$19,086	4.89%	$458,816	$14,020	4.09%
Tax exempt	255,200	3,150	4.90%	169,520	1,825	4.27%	215,656	7,619	4.72%	172,853	5,507	4.26%
Mortgages - held for sale	21,722	393	7.18%	57,501	994	6.86%	30,850	1,525	6.61%	54,878	2,737	6.67%
Net loans and leases	3,179,234	57,677	7.20%	2,614,743	46,541	7.06%	2,930,077	158,086	7.21%	2,538,558	130,270	6.86%
Other investments	61,540	782	5.04%	25,288	334	5.24%	73,290	2,856	5.21%	25,349	921	4.86%

Total Earning Assets	4,103,807	69,367	6.71%	3,331,383	54,992	6.55%	3,771,816	189,172	6.71%	3,250,454	153,455	6.31%

Cash and due from banks	86,794			79,129			78,323			79,707
Reserve for loan and lease losses	(62,513)			(59,195)			(60,274)			(59,110)
Other assets	318,631			223,557			264,079			217,057

Total	$4,446,719			$3,574,874			$4,053,944			$3,488,108

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,134,368	$31,184	3.95%	$2,444,033	$22,399	3.64%	$2,852,381	$85,249	4.00%	$2,343,973	$58,715	3.35%
Short-term borrowings	297,543	2,978	3.97%	260,249	2,776	4.23%	262,748	8,240	4.19%	274,263	8,358	4.07%
Subordinated notes	100,089	1,846	7.32%	59,022	1,098	7.38%	76,486	4,236	7.40%	59,022	3,228	7.31%
Long-term debt and
mandatorilyredeemable securities	44,200	624	5.60%	39,493	655	6.58%	43,777	2,049	6.26%	34,691	1,560	6.01%

Total Interest-Bearing Liabilities	3,576,200	36,632	4.06%	2,802,797	26,928	3.81%	3,235,392	99,774	4.12%	2,711,949	71,861	3.54%
Noninterest bearing deposits	355,825			346,473			340,758			360,505
Other liabilities	83,984			65,205			77,228			61,663
Shareholders' equity	430,710			360,399			400,566			353,991

Total	$4,446,719			$3,574,874			$4,053,944			$3,488,108

Net Interest Income		$32,735			$28,064			$89,398			$81,594

Net Yield on Earning Assets on a Taxable Equivalent
Basis			3.16%			3.34%			3.17%			3.36%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

Our provision for loan and lease losses for the three-month and nine-month periods ended September 30, 2007 was $3.66 million and $4.28 million, respectively, compared to a recovery of provision for loan and lease losses of $0.67 million and $2.64 million for the three-month and nine-month periods ended September 30, 2006, respectively.  Net charge-offs of $1.68 million were recorded for the third quarter 2007, compared to net recoveries of $0.47 million for the same quarter a year ago.  Year-to-date net charge-offs of $0.64 million have been recorded in 2007, compared to net recoveries of $2.94 million through September 2006.

In the third quarter 2007, loan and lease delinquencies were 0.42% as compared to 0.26% on September 30, 2006, and 0.17% at the end of 2006.   The reserve for loan and lease losses as a percentage of loans and leases outstanding at September 30, 2007 was 2.02% as compared to 2.25% one year ago and 2.18% at December 31, 2006.  A summary of loan and lease loss experience during the three- and nine-month periods ended September 30, 2007 and 2006 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Reserve for loan and lease losses - beginning balance	$62,682	$59,197	$58,802	$58,697
Acquired reserves from acquisitions	-	-	2,214	-
Charge-offs	(2,579)	(932)	(5,009)	(2,303)
Recoveries	901	1,404	4,373	5,246
Net (charge-offs)/recoveries	(1,678)	472	(636)	2,943

Provision for (recovery of provision for) loan and lease losses	3,660	(667)	4,284	(2,638)

Reserve for loan and lease losses - ending balance	$64,664	$59,002	$64,664	$59,002

Loans and leases outstanding at end of period	$3,201,595	$2,627,153	$3,201,595	$2,627,153
Average loans and leases outstanding during period	3,179,234	2,614,743	2,930,077	2,538,558

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.02%	2.25%	2.02%	2.25%
Ratio of net recoveries/(charge-offs) during period to
average loans and leases outstanding	(0.23)%	0.07%	(0.04)%	0.16%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	September 30,	December 31,	September 30,
	2007	2006	2006

Loans and leases past due 90 days or more	$693	$116	$264
Nonaccrual and restructured loans and leases	10,211	15,575	11,248
Other real estate	2,679	800	759
Repossessions	3,430	975	2,356
Equipment owned under operating leases	114	201	66

Total nonperforming assets	$17,127	$17,667	$14,693

Nonperforming assets totaled $17.13 million at September 30, 2007, an improvement of 3.06% from the $17.67 million reported at December 31, 2006, and a 16.57% increase over the $14.69 million reported at September 30, 2006.  Nonperforming assets as a percentage of total loans and leases improved to 0.52% at September 30, 2007, from 0.64% at December 31, 2006 and 0.54% at September 30, 2006.

As of September 30, 2007, repossessions primarily consisted of automobiles, light trucks, medium and heavy duty trucks, aircraft, and construction equipment.   At the time of repossession, unless the equipment is in the process of immediate sale, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses.  Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of September 30, 2007

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$585,842	$715	$-	$(875)
Auto, light truck and environmental equipment	330,967	674	1,520	1,477
Medium and heavy duty truck	315,116	583	141	413
Aircraft financing	583,533	759	1,350	(1,325)
Construction equipment financing	377,069	488	367	535
Loans secured by real estate	858,818	5,621	824	16
Consumer loans	150,250	255	52	298

Total	$3,201,595	$9,095	$4,254	$539

For financial statements purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

Noninterest income for the three month periods ended September 30, 2007 and 2006 was $17.90 million and $20.82 million, respectively, and $54.45 million and $58.90 million for the nine month periods ended September 30, 2007 and 2006, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Noninterest income:
Trust fees	$3,853	$3,271	$11,367	$10,320
Service charges on deposit accounts	5,278	5,020	15,074	14,323
Mortgage banking income	770	4,971	2,400	9,833
Insurance commissions	964	1,012	3,540	3,626
Equipment rental income	5,345	5,032	15,730	13,910
Other income	1,841	1,740	6,042	4,873
Investment securities and other investment (losses) gains	(154)	(223)	300	2,010

Total noninterest income	$17,897	$20,823	$54,453	$58,895

Declines in mortgage banking income of $4.20 million and $7.43 million, respectively, for the three and nine month periods ended September 30, 2007 as compared to the same periods of 2006, was the primary factor in the overall decline in noninterest income.  During the third quarter of 2006, mortgage banking income benefited from a $3.20 million, pre-tax, gain on the bulk sale of mortgage servicing rights which did not recur during the third quarter of 2007.  The third quarter 2006 bulk sale of mortgage servicing rights combined with the second quarter 2006, $1.25 million gain on the bulk sale of mortgage servicing rights, resulted in a total 2006 year-to-date gain of $4.45 million, pre-tax.  Additionally, a decline in production volume for the three and nine month periods ending September 30, 2007, resulted in lower gains on sales of mortgage servicing assets and a decline in loan servicing fee income occurred due to a reduction in the portfolio from the servicing sales in the second and third quarters of 2006.

Other factors contributing to decreased noninterest income for the third quarter 2007 and year-to-date 2007 compared to the third quarter 2006 and year-to-date 2006 were lower insurance commissions and gains on investment securities which include venture partnerships.  Insurance commissions fell $0.05 million and $0.09 million, respectively, over the three and nine month periods ending September 30, 2007 as compared to the same periods in 2006, mainly due to lower contingent commissions.  Gains on venture partnerships totaled $0.03 million for the first nine months of 2007 compared to gains of $1.85 million for the first nine months of 2006.

Equipment rental income increased during the third quarter 2007 and the first nine months of 2007 compared to the third quarter of 2006 and first nine months of 2006 in conjunction with an increase in the operating lease portfolio.  Other income increased over the three- and nine- month periods ended September 30, 2007 compared to the same periods of 2006, primarily due to income from interest rate swaps.  Trust fees grew over the course of both the three and nine month periods ended September 30, 2007 compared to the same periods one year ago, as a result of growth of assets under management and favorable market conditions.  Additionally, service charges on deposit accounts, which include overdraft and NSF fees, increased during the third quarter and year-to-date 2007 compared to the third quarter and year-to-date 2006.

FNBV contributed $0.67 million to noninterest income during the third quarter of 2007 and a total of $1.05 million since the date of acquisition on May 31, 2007.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended September 30, 2007 and 2006 was $37.44 million and $31.82 million, respectively, and $103.69 million and $93.62 million for the nine month periods ended September 30, 2007 and 2006, respectively.  Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Noninterest expense:
Salaries and employee benefits	$20,035	$17,433	$55,754	$49,820
Net occupancy expense	2,467	1,854	6,552	5,581
Furniture and equipment expense	3,996	2,936	10,838	9,029
Depreciation - leased equipment	4,284	4,031	12,603	10,960
Professional fees	921	939	3,089	2,928
Supplies and communication	1,666	1,358	4,450	4,028
Business development and marketing expense	1,028	879	3,302	2,568
Intangible asset amortization	287	417	524	1,742
Loan and lease collection and repossession expense	345	58	670	333
Other expense	2,411	1,919	5,904	6,627

Total noninterest expense	$37,440	$31,824	$103,686	$93,616

Salaries and employee benefits increased $2.60 million and $5.93 million, respectively, for the third quarter and year-to-date of 2007 compared to the third quarter and year-to-date of 2006.  The majority of this increase was due to the acquisition of FNBV which added $2.49 million to salaries and employee benefit expense for the third quarter of 2007, and $3.28 million since the date of acquisition on May 31, 2007.  Additionally, during the first quarter of 2006 we benefited from the reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards.  This one-time reversal, combined with the adoption of SFAS No. 123(R) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation, during the first quarter of 2006, of $2.07 million, pre-tax.

Furniture and equipment expense increased during the third quarter of 2007 and on a year-to-date 2007 basis as compared to the same periods of 2006 primarily due to expenses related to the core system conversion project and other processing charges.  Leased equipment depreciation increased for the quarter and year-to-date ended September 30, 2007 compared quarter and year-to-date ended September 30, 2006,  primarily due to the increase in the operating lease portfolio.  As of September 30, 2007, business development and marketing expense increased on a year-over-year and quarter-over-quarter basis mainly due to strong marketing across our entire footprint area.

Supplies and communication expense rose during the third quarter of 2007 and year-to-date 2007 as compared the third quarter of 2006 and year-to-date 2006, primarily due to increased expense associated with data communications.  Loan and lease collection and repossession expense increased during the third quarter of 2007 and on a year-over-year mainly due to higher repossession expense.  Professional fees remained comparable to 2006 levels.

Other expenses were lower at September 30, 2007, as compared to one year ago primarily due to a significant reduction in forgery and miscellaneous losses.  Other expenses increased during the third quarter of 2007 compared to the third quarter of 2006, mainly due to the write-off of issuance costs associated with the redemption of trust preferred securities.  Intangible asset amortization decreased during the third quarter of 2007 as intangible assets associated with 2001 acquisitions became fully amortized.

In addition to the increased salaries and employee benefit expense mentioned above, FNBV increased noninterest expense by $2.16 million for the quarter ended September 30, 2007, and by $2.85 million since the date of acquisition on May 31, 2007.

INCOME TAXES

The provisions for income taxes for the three and nine month periods ended September 30, 2007, were $2.37 million and $10.61 million, respectively, compared to $6.15 million and $16.44 million, respectively, for the same periods in 2006.  The effective tax rates were 27.84% for the quarter ended September 30, 2007 and 31.84% for the nine month period ended September 30, 2007, compared to 35.95% and 34.52% for the three and nine month periods ended September 30, 2006, respectively.  The effective tax rate decreased due to a decrease in pre-tax income and an increase in tax-exempt income.  The provision for income taxes for the three and nine month periods ended September 30, 2007 and 2006, are at a rate which management believes approximates the effective rate for the year.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2006.  For information regarding our market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2007, our disclosure controls and procedures were effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

During the quarter ended September 30, 2007, we converted to a new core operating system.  Due to the nature of a conversion of this magnitude, a number of critical internal controls were affected.  However, management believes that the conversion went well and appropriate internal controls were maintained or implemented during the process. There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that this report and assessment excludes First National Bank, Valparaiso (FNBV) which we acquired as of May 31, 2007.  See Note 2 to the condensed consolidated financial statements included in Item 1 for discussion of the acquisition and related financial data.  We are in the process of integrating FNBV operations and will be incorporating these operations as part of our assessment of our internal controls.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of their businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source’s consolidated financial position or results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes in risks faced by 1st Source since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, except for risk associated with the conversion of our core systems, the majority of which was completed in July 2007.   We can provide no assurance that the amount expended on this investment will not exceed our expectations and result in materially increased levels of expense or asset impairment charges.  There is no assurance that the conversion of our core systems will achieve the expected cost savings or result in a positive return on our investment.  Additionally, if our new core system does not operate as intended, there could be disruptions in our business which could adversely affect our financial condition and results of operations.

  For information regarding our other risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
July 01 - 31, 2007	39,808	$21.44	39,808	1,732,790
August 01 - 31, 2007	204,469	$21.22	204,469	1,528,321
September 01 - 30, 2007	-	-	-	1,528,321

(1)1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.
Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.
Since the inception of the plan, 1st Source has repurchased a total of 471,679 shares.

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

1st Source Corporation

DATE October 25, 2007	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE October 25, 2007	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer