Form 10-K
period 2007-12-31
1ST SOURCE CORP
filed 2008-02-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2007

OR

        ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from __________   to ______________

Commission file number 0-6233

1 ST SOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1068133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Michigan Street
South Bend, Indiana	46601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 235-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock — without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes   ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer ” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $344,792,173

The number of shares outstanding of each of the registrant’s classes of stock as of February 20, 2008:
Common Stock, without par value –– 24,092,110 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2008 annual meeting of shareholders to be held April 24, 2008, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

1st SOURCE CORPORATION

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as "1st Source"), a broad array of financial products and services.  1st Source Bank and First National Bank, Valparaiso (collectively referred to as the "Banks"), our banking subsidiaries, offer commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 83 banking center locations in 17 counties in Indiana and Michigan.  1st Source Bank's Specialty Finance Group, with 24 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. While concentrated in certain equipment types, we enjoy serving a very diverse client base.  We are not dependent upon any single industry or client.  At December 31, 2007, we had consolidated total assets of $4.45 billion, loans and leases of $3.19 billion, deposits of $3.47 billion, and total shareholders’ equity of $430.50 million.

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

Commercial, Agricultural, and Real Estate Loans — 1st Source Bank provides commercial, agricultural, and real estate loans to primarily privately owned business clients mainly located within our regional market area.  Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing.  Other services include commercial leasing and cash management services.

Consumer Services — 1st Source Bank provides a full range of consumer banking services, including checking accounts, on-line banking including bill payment, telephone banking, savings programs, installment and real estate loans, home equity loans and lines of credit, drive-through and night deposit services, safe deposit facilities, automated teller machines, overdraft facilities, debit and credit card services, and brokerage services.

Trust Services — 1st Source Bank provides a wide range of trust, investment, agency, and custodial services for individual and corporate clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.

Specialty Finance Group Services —  1st Source Bank, through its Specialty Finance Group,  provides a broad range of comprehensive equipment loan and lease finance products addressing the financing needs of diverse companies. This group can be broken down into four areas: auto, light truck, and environmental equipment financing; medium and heavy duty truck financing; aircraft financing; and construction equipment financing.

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

Aircraft financing consists of financings for new and used general aviation aircraft for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, and air cargo carriers.  We have selectively entered the business aircraft markets of Brazil, Canada and Mexico on a limited basis where desirable aircraft financing opportunities exist.  Aircraft finance receivables generally range from $250,000 to $15 million with fixed or variable interest rates and terms of two to fifteen years.

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

FIRST NATIONAL BANK, VALPARAISO

First National Bank, Valparaiso (First National) is a wholly owned subsidiary of 1st Source Corporation that was acquired on May 31, 2007.  First National offers a broad range of consumer and commercial banking services through its lending operations, retail branches, and fee based businesses.

Commercial, Agricultural, and Real Estate Loans —First National provides commercial, agricultural, and real estate loans to corporations and other business clients primarily located within Northwestern Indiana.  Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing.

Consumer Services —First National provides a full range of consumer banking services, including checking accounts, on-line banking, savings programs, installment and real estate loans, home equity loans and lines of credit, drive-through and night deposit services, safe deposit facilities, automated teller machines, overdraft facilities, and debit and credit card services.

TRUSTCORP MORTGAGE COMPANY

Trustcorp Mortgage Company (Trustcorp) is a mortgage banking company and is a wholly owned subsidiary of 1st Source Corporation.  During 2007, their mortgage activity was merged with 1st Source Bank.

1ST SOURCE INSURANCE, INC.

1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance services to individuals and businesses covering corporate and personal property products, casualty insurance products, and individual and group health and life insurance products.

1ST SOURCE CORPORATION INVESTMENT ADVISORS, INC.

1st Source Corporation Investment Advisors, Inc. is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services to trust and investment clients of 1st Source Bank and to the 1st Source Monogram Funds.  1st Source Corporation Investment Advisors, Inc. is registered as an investment advisor with the Securities and Exchange Commission under the Investment Advisors Act of 1940. 1st Source Corporation Investment Advisors, Inc. serves strictly in an advisory capacity and, as such, does not hold any client securities.

OTHER CONSOLIDATED SUBSIDIARIES

We have other subsidiaries that are not significant to the consolidated entity.

1ST SOURCE CAPITAL TRUST II, III, IV, AND 1ST SOURCE MASTER TRUST

Our unconsolidated subsidiaries include 1st Source Capital Trust III, IV, and 1st Source Master Trust. These subsidiaries were created for the purposes of issuing $10.00 million, $30.00 million, and $57.00 million of trust preferred securities, respectively, and lending the proceeds to 1st Source.  We guarantee, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  1st Source Capital Trust II was not active as of December 31, 2007.

COMPETITION

The activities in which we and the Banks engage are highly competitive. These activities and the geographic markets served involve competition with other banks, some of which are affiliated with large bank holding companies headquartered outside of our principal market. We generally compete on the basis of client service and responsiveness to client needs, available loan and deposit products, the rates of interest charged on loans and leases, the rates of interest paid for funds, other credit and service charges, the quality of services rendered, the convenience of banking facilities, and in the case of loans and leases to large commercial borrowers, relative lending limits.

In addition to competing with other banks within our primary service areas, the Banks also compete with other financial service companies, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations, and other enterprises. Additional competition for depositors’ funds comes from United States Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors. Many of our non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over us in providing some services.

We compete against these financial institutions by offering a full array of products and highly personalized services. We also rely on our history in our core market dating back to 1863, as well as relationships that our long-term colleagues have with our clients, and the capacity we have for quick local decision-making.

EMPLOYEES

At December 31, 2007, we had approximately 1,350 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

REGULATION AND SUPERVISION

General — 1st Source and the Banks are extensively regulated under Federal and State law.  To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and our prospective business. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls, or new Federal or State legislation may have in the future.

We are a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). We are required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

1st Source Bank, as an Indiana state bank and member of the Federal Reserve System, is supervised by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve. As such, 1st Source Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. First National, as a national bank, is supervised by the Office of the Comptroller of the Currency (OCC).  As such, First National is regularly examined by and subject to regulations promulgated by the OCC.  Because the Federal Deposit Insurance Corporation (FDIC) provides deposit insurance to 1st Source Bank and First National, both are also subject to supervision and regulation by the FDIC (even though the FDIC is not their primary Federal regulator).

Bank Holding Company Act — Under the BHCA, as amended, our activities are limited to business so closely related to banking, managing, or controlling banks as to be a proper incident thereto. We are also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Banks. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. As discussed below, the Gramm-Leach-Bliley Act, which was enacted in 1999, established a new type of bank holding company known as a "financial holding company" that has powers that are not otherwise available to bank holding companies.

Financial Institutions Reform, Recovery and Enforcement Act of 1989 — The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) reorganized and reformed the regulatory structure applicable to financial institutions generally.

The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues.  At December 31, 2007, the Banks were categorized as "well capitalized," meaning that their total risk-based capital ratio exceeded 10.00%, their Tier 1 risk-based capital ratio exceeded 6.00%, their leverage ratio exceeded 5.00%, and they were not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

Federal Deposit Insurance Reform Act — On February 1, 2006, Congress approved the Federal Deposit Insurance Reform Act of 2005 (FDIRA).  Among other things, the FDIRA provides for the merger of the Bank Insurance Fund with the Savings Association Insurance Fund and for an immediate increase in Federal deposit insurance for certain retirement accounts up to $250,000.  The statute further provides for the indexing of the maximum deposit insurance coverage for all types of deposit accounts in the future to account for inflation.  The FDIRA also requires the FDIC to provide certain banks and thrifts that were in existence prior to December 31, 1996 with one-time credits against future premiums based on the amount of their payments to the Bank Insurance Fund or Savings Association Insurance Fund prior to that date.

Securities and Exchange Commission (SEC) and The Nasdaq Stock Market (Nasdaq) — We are under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of our securities and our investment advisory services.  We are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.  We are listed on the Nasdaq Global Select Market under the trading symbol "SRCE," and we are subject to the rules of Nasdaq for listed companies.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 — Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company has the right to convert the banks which it owns in different states to branches of a single bank. The states of Indiana and Michigan have adopted the interstate branching provisions of the Interstate Act.

Economic Growth and Regulatory Paperwork Reduction Act of 1996 — The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (EGRPRA) was signed into law on September 30, 1996. Among other things, EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies.

Gramm-Leach-Bliley Act of 1999 — The Gramm-Leach-Bliley Act of 1999 (GLBA) is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company’s subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Banks are subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary.  We do not, however, currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary.

Financial Privacy — In accordance with the GLBA, Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

USA Patriot Act of 2001 — The USA Patriot Act of 2001 (USA Patriot Act) was signed into law following the terrorist attacks of September 11, 2001.  The USA Patriot Act is comprehensive anti-terrorism legislation that, among other things, substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions.

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

Regulations Governing Capital Adequacy — The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank will be required to submit an acceptable plan for achieving compliance with the capital guidelines and will be subject to denial of applications and appropriate supervisory enforcement actions. The various regulatory capital requirements that we are subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note R of the Notes to Consolidated Financial Statements. Our management believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on our operations or on the operations of the Banks.

Community Reinvestment Act — The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. Federal banking regulators are required to consider a financial institution's performance in these areas as they review applications filed by the institution to engage in mergers or acquisitions or to open a branch or facility.

Regulations Governing Extensions of Credit — 1st Source Bank and First National are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or our subsidiaries, or investments in our securities and on the use of our securities as collateral for loans to any borrowers. These regulations and restrictions may limit our ability to obtain funds from the Banks for our cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA, certain regulations of the Federal Reserve, state laws and many other Federal laws govern the extensions of credit and generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on the condition that the customer obtain additional services from the bank’s holding company or from one of its subsidiaries.

1st Source Bank and First National are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and subject to credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with non affiliates, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Banks are also subject to certain lending limits and restrictions on overdrafts to such persons.

Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Banks must maintain reserves of 3.00% against net transaction accounts greater than $8.50 million and less than $45.80 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $45.80 million.

Dividends — The ability of the Banks to pay dividends is limited by state and Federal Regulations that require 1st Source Bank and First National to obtain the prior approval of the DFI or the OCC, respectively, before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its retained net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Banks may pay may also be limited by certain covenant agreements and by the principles of prudent bank management.

Monetary Policy and Economic Control — The commercial banking business in which we engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans and leases or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings, and the effect on the future business and earnings of the Banks cannot be predicted.

Sarbanes-Oxley Act of 2002 — On July 30, 2002, the Sarbanes-Oxley Act of 2002 (SOA) was signed into law.  The SOA's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (Exchange Act.)

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

The SOA also addresses functions and responsibilities of audit committees of public companies.  The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company's outside auditor, and requires the auditor to report directly to the audit committee.  The SOA authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company's auditors and any advisors that its audit committee retains.  The SOA also requires public companies to prepare an internal control report and assessment by management, along with an attestation to this report prepared by the company's registered public accounting firm, in their annual reports to stockholders.

Pending Legislation — Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposals will be adopted or the extent to which our business may be affected thereby.

ITEM 1A.  RISK FACTORS.

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that we believe affect us are described below.  See “Forward Looking Statements” under Item 7 of this report for a discussion of other important factors that can affect our business.

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

Market interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.

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

Competition from other financial services providers could adversely impact our results of operations — The banking and financial services business is highly competitive.  We face competition in making loans and leases, attracting deposits and providing insurance, investment, trust, and other financial services.  Increased competition in the banking and financial services businesses may reduce our market share, impair our growth or cause the prices we charge for our services to decline.  Our results of operations may be adversely impacted in future periods depending upon the level and nature of competition we encounter in our various market areas.

We are dependent upon the services of our management team — Our future success and profitability is substantially dependent upon our management and the banking abilities of our senior executives.  We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management.  We are especially dependent on a limited number of key management personnel, many of whom do not have employment agreements with us.  The loss of the chief executive officer and other senior management and key personnel could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals.  Many of these senior officers have primary contact with our clients and are important in maintaining personalized relationships with our client base.  The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.  Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel.  Changes in key personnel and their responsibilities may be disruptive to our businesses and could have a material adverse effect on our businesses, financial condition, and results of operations.

Technology security breaches could expose us to possible liability and damage our reputation — Any compromise of our security also could deter our clients from using our internet banking services that involve the transmission of confidential information.  We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data.  These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.

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

We offer both fixed-rate and adjustable-rate consumer mortgage loans secured by properties, substantially all of which are located in our primary market area. Adjustable-rate mortgage loans help reduce our exposure to changes in interest rates; however, during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required from the borrower.  Additionally, most residential mortgages are sold into the secondary market and serviced by our principal banking subsidiary, 1st Source Bank.

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

Our construction and transportation related businesses could be adversely affected by slow downs in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by continued rapid increases of fuel costs.  Since some of the relationships in these industries are large (up to $25 million), a slow down could have a significant adverse impact on our performance.

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

At December 31, 2007, we also owned property and/or buildings on which 61 of the 1st Source Bank's and First National's 83 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, training facility, warehouse, and our former headquarters building, which is utilized for additional business operations.  The Banks lease additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.

ITEM 3.  LEGAL PROCEEDINGS.

1st Source and our subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Our management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "SRCE."  The following table sets forth for each quarter the high and low sales prices for our common stock, as reported by Nasdaq, and the cash dividends paid per share for each quarter.

	2007 Sales Price		Cash Dividends	2006 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$32.62	$24.27	$.140	$27.26	$22.64	$.127
June 30	27.92	23.32	.140	30.81	24.68	.127
September 30	27.00	18.41	.140	31.33	28.46	.140
December 31	24.47	16.28	.140	33.46	29.08	.140
As of December 31, 2007, there were 1,048 holders of record of 1st Source common stock

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among 1st Source, Hemscott Market Weighted NASDAQ Index** and Peer Group Index***

  *  Assumes $100 invested on December 31, 2002, in 1st Source Corporation common stock, Hemscott Market Weighted NASDAQ index, and peer group index.

 **  The Hemscott Market Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.

***   The peer group is a market-capitalization-weighted stock index of 61 banking companies in Indiana, Michigan, Ohio, and Wisconsin.

NOTE:  Total return assumes reinvestment of dividends.

The following table summarizes our share repurchase activity during the three months ended December 31, 2007.

			Total Number of	Maximum Number (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
	Total Number of	Average Price	Part of Publicly Announced	may yet be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs*	the Plans or Programs
October 01 - 31, 2007	4,225	$18.55	4,225	1,524,096
November 01 - 30, 2007	76,648	18.73	76,648	1,447,448
December 01 - 31, 2007	-	-	-	1,447,448
*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to
2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 552,552 shares.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Banks to pay dividends.  For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note R of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

Item 6
(Dollars in thousands, except per share amounts)	2007 (2)	2006	2005	2004	2003
Interest income	$253,587	$208,994	$168,532	$151,437	$162,322
Interest expense	134,677	102,561	70,104	52,749	59,070
Net interest income	118,910	106,433	98,428	98,688	103,252
Provision for (recovery of) loan and lease losses	7,534	(2,736)	(5,855)	229	17,361
Net interest income after provision for (recovery of)
loan and lease losses	111,376	109,169	104,283	98,459	85,891
Noninterest income	70,619	76,585	68,533	62,733	80,196
Noninterest expense	140,312	126,211	123,439	127,091	138,904
Income before income taxes	41,683	59,543	49,377	34,101	27,183
Income taxes	11,144	20,246	15,626	9,136	8,029
Net income	$30,539	$39,297	$33,751	$24,965	$19,154
Assets at year-end	$4,447,104	$3,807,315	$3,511,277	$3,563,715	$3,330,153
Long-term debt and mandatorily redeemable
securities at year-end	34,702	43,761	23,237	17,964	22,802
Shareholders’ equity at year-end	430,504	368,904	345,576	326,600	314,691
Basic net income per common share (1)	1.30	1.74	1.48	1.10	0.83
Diluted net income per common share (1)	1.28	1.72	1.46	1.08	0.82
Cash dividends per common share (1)	.560	.534	.445	.382	.336
Dividend payout ratio	43.75%	31.05%	30.48%	35.37%	40.98%
Return on average assets	0.74%	1.11%	1.00%	0.75%	0.59%
Return on average common equity	7.47%	10.98%	10.12%	7.81%	6.12%
Average common equity to average assets	9.85%	10.07%	9.89%	9.55%	9.60%

(1) The computation of per common share data gives retroactive recognition to a 10% stock dividend declared July 27, 2006.
(2) Results for 2007 include the acquisition of FINA Bancorp, Inc. Refer to Note C of the Notes to Consolidated Financial Statements for further details.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Reserve for Loan and Lease Losses — The reserve for loan and lease losses represents our management’s estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses.  In determining an adequate reserve, our management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of future client performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, our management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if our management’s underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted. Our accounting policy related to the reserve is disclosed in Note A under the heading "Reserve for Loan and Lease Losses."

Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected rates of mortgage loan prepayments is the most significant factor driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note A under the heading "Mortgage Banking Activities."

Valuation of Securities — Our available-for-sale security portfolio is reported at fair value.  The fair value of a security is determined based on quoted market prices.  If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments.  Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as length of time the fair value has been below cost, the expectation for that security's performance, the credit worthiness of the issuer, and our intent and ability to hold the security for a time necessary to recover the amortized cost.  A decline in value that is considered to be other-than-temporary is recorded as investment securities and other investment losses in the Consolidated Statements of Income.   The valuation of securities is discussed further in Note A under the heading "Securities."

EARNINGS SUMMARY

Net income in 2007 was $30.54 million, down from $39.30 million in 2006 and from $33.75 million in 2005. We declared a 10% stock dividend on July 27, 2006; therefore, all share and per share information has been adjusted accordingly.  Diluted net income per common share was $1.28 in 2007, $1.72 in 2006, and $1.46 in 2005.  Return on average total assets was 0.74% in 2007 compared to 1.11% in 2006, and 1.00% in 2005.  Return on average common shareholders' equity was 7.47% in 2007 versus 10.98% in 2006, and 10.12% in 2005.

Net income in 2007 was favorably affected by an 11.72% increase in net interest income over 2006.  However, this increase was more than offset by an increase in the provision for loan and lease losses, decreased mortgage banking income, investment securities impairment and increased noninterest expenses.  Net income in 2006 was favorably affected by a strong increase in noninterest income that was primarily related to solid progress in growing our leased equipment portfolio during the year and positive market valuation adjustments related to our investments in venture partnerships.  In addition, net interest income improved 8.13% for 2006 over 2005.  The improvement in net interest income was driven primarily by an increase in average earning assets; however, the higher cost of deposits greatly offset the increase in average earning assets.  Noninterest expense increased moderately in 2006 as compared to 2005

Dividends paid on common stock in 2007 amounted to $0.560 per share, compared to $0.534 per share in 2006, and $0.445 per share in 2005.  The level of earnings reinvested and dividend payouts are based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

Acquisition of First National Bank, Valparaiso - On May 31, 2007, we acquired FINA Bancorp (FINA), the parent company of First National Bank, Valparaiso for $134.19 million.  First National is a full service bank with 16 banking facilities, as of December 31, 2007, located in Porter and LaPorte Counties of Indiana.  Pursuant to the definitive agreement, FINA shareholders were able to choose whether to receive 1st Source common stock and/or cash pursuant to the election procedures described in the definitive agreement.   Under the terms of the transaction, FINA was acquired in exchange for 2,124,974 shares of 1st Source common stock valued at $53.68 million and $80.51 million in cash.  The value of the common stock was $25.26 per share.  We believe that the purchase of FINA is a natural extension of our service area and is consistent with our growth and market expansion initiatives.

Upgrade of Core Systems — During 2007, we upgraded a majority of our core and ancillary data processing systems.  Numerous internal teams were formed to manage the installation and conversion of data and various systems.  The core technology includes a loan system, deposit system, general ledger system, and customer information file system.  Additionally, ATM networks, a voice response unit (VRU) system, and document imaging systems were installed.  Total 2007 expenses for this upgrade were $2.71 million.  We continue to work on increasing the effectiveness and efficiency of our operations since the completion of the core system upgrade.

Net Interest Income — Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets.  Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities.  For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable.

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.18% in 2007 compared to 3.29% in 2006, and 3.21% in 2005.  The lower margin in 2007 reflects higher funding costs, narrower spreads on loans, and lower levels of demand deposits.

Net interest income was $118.91 million for 2007, compared to $106.43 million for 2006.  Tax-equivalent net interest income totaled $122.53 million for 2007, an increase of $13.55 million from the $108.98 million reported for 2006.  The $13.55 million increase is due to increased volume of earning assets.

During 2007, average earning assets increased $537.63 million while average interest-bearing liabilities increased $534.67 million over the comparable period.  The yield on average earning assets increased 30 basis points to 6.68% for 2007 from 6.38% for 2006.  The rate earned on assets was positively impacted by a change in the mix of earning assets, with a 16.61% increase in average loans outstanding.  Total cost of average interest-bearing liabilities increased 37 basis points during 2007 as liabilities continued to reprice to current market rates.  The result was a decrease of seven basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

The largest contributor to the increase in the yield on average earning assets in 2007, on a volume-weighted basis, was the $426.32 million increase in net loans and leases.  The acquisition of First National accounted for $143.59 million of this increase.  The loan and lease portfolio contributed approximately $36.60 million to the change in interest income, while the portfolio's average yield increased 24 basis points from the prior year to 7.18%.

During 2007, the tax-equivalent yield on securities available for sale increased 65 basis points to 4.88% while the average balance increased $105.68 million.  The majority of the increase in the portfolio was due to the acquisition of First National.

Average interest-bearing deposits increased $500.41 million during 2007 while the effective rate paid on those deposits increased 42 basis points.  The increase in the average cost of interest-bearing deposits was primarily the result of the acquisition of First National and the timing of deposit product rate repricing and increased competition for deposits across all markets.  Average demand deposits decreased $1.15 million during 2007.

Average short-term borrowings increased $5.55 million during 2007; however, the effective rate paid decreased 11 basis points.  Average subordinated notes which represent our trust preferred borrowings increased $23.39 million during 2007, to fund our acquisition of First National, while the effective rate increased two basis points.  Average long-term debt increased $5.31 million during 2007 as the effective rate increased 25 basis points.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

		2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Investment securities:
Taxable	$523,931	$25,770	4.92%	$470,447	$19,816	4.21%	$515,992	$14,777	2.86%
Tax-exempt	225,849	10,800	4.78	173,652	7,416	4.27	186,614	7,682	4.12
Mortgages held for sale	28,913	1,892	6.54	53,034	3,549	6.69	82,174	4,779	5.82
Net loans and leases	2,992,540	214,725	7.18	2,566,217	178,125	6.94	2,348,690	143,295	6.10
Other investments	81,496	4,023	4.94	51,754	2632	5.09	18,765	666	3.55
Total earning assets	3,852,729	257,210	6.68	3,315,104	211,538	6.38	3,152,235	171,199	5.43
Cash and due from banks	82,451			78,365			84,517
Reserve for loan and
lease losses	(61,555)			(59,082)			(61,072)
Other assets	277,684			217,914			197,457
Total assets	$4,151,309			$3,552,301			$3,373,137
LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest bearing deposits	$2,918,756	$115,113	3.94%	$2,418,344	$85,067	3.52%	$2,217,923	$56,341	2.54%
Short-term borrowings	271,377	10,935	4.03	265,824	11,011	4.14	295,271	8,628	2.92
Subordinated notes	82,414	6,051	7.34	59,022	4,320	7.32	59,022	4,008	6.79
Long-term debt and
mandatorily redeemable
securities	42,265	2,578	6.10	36,952	2,163	5.85	18,270	1,127	6.17
Total interest bearing liabilities	3,314,812	134,677	4.06	2,780,142	102,561	3.69	2,590,486	70,104	2.71
Noninterest bearing deposits	351,050			352,204			392,475
Other liabilities	76,472			62,196			56,553
Shareholders' equity	408,975			357,759			333,623
Total liabilities and
shareholders’ equity	$4,151,309			$3,552,301			$3,373,137
Net interest income		$122,533			$108,977			$101,095
Net interest margin on a tax
equivalent basis			3.18%			3.29%			3.21%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.  The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2007 compared to 2006
Interest earned on:
Investment securities:
Taxable	$2,386	$3,568	$5,954
Tax-exempt	2,422	962	3,384
Mortgages held for sale	(1,579)	(78)	(1,657)
Net loans and leases	30,264	6,336	36,600
Other investments	1,467	(76)	1,391
Total earning assets	$34,960	$10,712	$45,672
Interest paid on:
Interest bearing deposits	$19,125	$10,921	$30,046
Short-term borrowings	241	(317)	(76)
Subordinated notes	1,719	12	1,731
Long-term debt and mandatorily redeemable securities	320	95	415
Total interest bearing liabilities	$21,405	$10,711	$32,116
Net interest income	$13,555	$1	$13,556
2006 compared to 2005
Interest earned on:
Investment securities:
Taxable	$(1,169)	$6,208	$5,039
Tax-exempt	(568)	302	(266)
Mortgages held for sale	(2,143)	913	(1,230)
Net loans and leases	14,009	20,821	34,830
Other investments	1,576	390	1,966
Total earning assets	$11,705	$28,634	$40,339
Interest paid on:
Interest bearing deposits	$5,395	$23,331	$28,726
Short-term borrowings	(747)	3,130	2,383
Subordinated notes	-	312	312
Long-term debt and mandatorily redeemable securities	1,091	(55)	1,036
Total interest bearing liabilities	$5,739	$26,718	$32,457
Net interest income	$5,966	$1,916	$7,882

Noninterest Income — Noninterest income decreased 7.79% in 2007 from 2006 following an 11.75% increase in 2006 over 2005.  Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)	2007	2006	2005
Noninterest income:
Trust fees	$15,567	$13,806	$12,877
Service charges on deposit accounts	20,470	19,040	17,775
Mortgage banking income	2,868	11,637	10,868
Insurance commissions	4,666	4,574	4,133
Equipment rental income	21,312	18,972	16,067
Other income	8,864	6,554	6,463
Investment securities and other investment (losses) gains	(3,128)	2,002	350
Total noninterest income	$70,619	$76,585	$68,533

Trust fees (which includes investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by 12.76% in 2007 from 2006 compared to an increase of 7.21% in 2006 over 2005. Trust fees are largely based on the size of client relationships and the market value and mix of assets under management.  The market value of trust assets under management at December 31, 2007 and 2006, was $3.05 billion and $2.98 billion, respectively.  At December 31, 2007, these trust assets were comprised of $1.66 billion of personal and agency trusts, $0.84 billion of employee benefit plan assets, $386.34 million of estate administration assets, and $168.31 million of custody assets.  Growth in trust fees was mainly attributed to an increase in assets under management coupled with a stronger stock and bond market in 2007.

Service charges on deposit accounts increased 7.51% in 2007 from 2006 compared to an increase of 7.12% in 2006 from 2005.  The growth in service charges on deposit accounts reflects growth in the number of deposit accounts and a higher volume of fee generating transactions, primarily overdrafts, debit card and nonsufficient funds transactions.

Mortgage banking income decreased 75.35% in 2007 over 2006, compared to an increase of 7.08% in 2006 from 2005.  The decrease in 2007 was primarily due to a decline in production volume, non-recurring 2006 gains on the sale of mortgage servicing rights and a decline in loan servicing fee income.  In 2006, we recognized $4.75 million in pre-tax gains on bulk sales of mortgage servicing rights related to both governmental and conventional loans that occurred during the second and third quarters.  During 2007 and 2006, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets.

Insurance commissions were up 2.01% in 2007 from 2006 compared to an increase of 10.67% in 2006 from 2005. The increase for 2007 was mainly attributed to an acquisition of an insurance agency in the Fort Wayne area.  The increase for 2006 was mainly attributed to higher contingent commissions.

Equipment rental income generated from operating leases grew by 12.33% during 2007 from 2006 compared to an increase of 18.08% in 2006 from 2005.  Revenues from operating leases for construction equipment, various trucks, and other equipment increased as clients responded positively to our strong marketing efforts and entered into new lease agreements over the course of 2007 and 2006.

Investment securities and other investment losses totaled $3.13 million for the year ended 2007 compared to gains of $2.00 million for the year ended 2006.  In 2007, we took $4.11 million in impairment charges on investments in the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock.  Late 2007 capital restructuring at the FNMA and the FHLMC and the impact of developments in the residential mortgage business resulted in impairment of these securities.  Due to the uncertainty of future market conditions and how they might impact the financial performance of the FNMA and the FHLMC, we were unable to determine when or if this impairment will be recovered.  Favorable market valuation adjustments on our venture partnership investments during 2006 were the main factor contributing to the 2006 gains.  In 2005, investment securities and other investment gains totaled $0.35 million as the result of gains on venture capital investments that were partially offset by other-than-temporary impairment of $0.61 million.

Other income increased 35.25% in 2007 from 2006 after remaining relatively unchanged in 2006 as compared to 2005.  The increase in 2007 was primarily due to increases in interest rate swap fee income, credit card merchant fees, and income on bank owned life insurance policies.

Noninterest Expense — Noninterest expense increased 11.17% in 2007 over 2006 following a 2.25% increase in 2006 from 2005.  Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)	2007	2006	2005
Noninterest expense:
Salaries and employee benefits	$73,944	$66,605	$69,767
Net occupancy expense	9,030	7,492	7,749
Furniture and equipment expense	15,145	12,316	11,418
Depreciation — leased equipment	17,085	14,958	12,895
Professional fees	4,575	3,998	3,362
Supplies and communications	5,987	5,496	5,462
Business development and marketing expense	4,788	4,008	3,630
Intangible asset amortization	874	1,910	2,663
Loan and lease collection and repossession expense (income)	1,123	704	(1,094)
Other expense	7,761	8,724	7,587
Total noninterest expense	$140,312	$126,211	$123,439

Total salaries and employee benefits increased 11.02% in 2007 from 2006, following a 4.53% decrease in 2006 from 2005.

Employee salaries increased 13.25% in 2007 from 2006 compared to a decrease of 5.56% in 2006 from 2005.  The increase in 2007 is mainly attributable to a larger work force following the acquisition of First National and lower 2006 salaries due to the first quarter 2006 reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards.  This one-time expense reversal, combined with the adoption of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (SFAS No. 123(R)) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax, for the 2006 year.

Employee benefits remained relatively stable in 2007 and 2006.  We were able to contain employee benefit costs during 2007 and 2006 by maintaining our group insurance costs close to 2005 levels.

Occupancy expense increased 20.53% in 2007 from 2006, compared to a 3.32% decrease in 2006 from 2005.  The increase in 2007 was primarily due to the increase in number of locations following the acquisition of First National.  The decrease in 2006 was primarily driven by lower depreciation expense than that experienced in 2005.

Furniture and equipment expense, including depreciation, increased in 2007 over 2006 by 22.97%, compared to a 7.86% increase in 2006 from 2005.  Higher software costs which were mostly related to implementation of upgrades to our core accounting and management systems, and higher debit card transaction expense were the significant factors contributing to the increased costs in 2007 and in 2006.

Depreciation on equipment owned under operating leases increased 14.22% in 2007 from 2006, following a 16.00% increase in 2006 from 2005.  In 2007 and in 2006, depreciation on equipment owned under operating leases increased in conjunction with the increase in equipment rental income as some of our clients opted to enter into new lease arrangements rather than purchase equipment.

Professional fees increased 14.43% in 2007 from 2006, compared to an 18.92% increase in 2006 from 2005.  The majority of the increase in 2007 was due to higher consulting fees paid in conjunction with our core system upgrade.  The majority of the increase in 2006 was due to higher legal fees and audit and examination fees which were mainly incurred in the normal course of business.

Supplies and communications expense increase 8.93% in 2007 from 2006 after remaining relatively unchanged in 2006 as compared to 2005.  The increase in 2007 was due to increased telephone and data line expense and increased freight expense.

Business development and marketing expense increased 19.46% in 2007 from 2006 compared to a 10.41% increase in 2006 from 2005.  The increase in 2007 was mainly due to strong marketing across our entire footprint area. The increase in 2006 was mainly due to robust marketing related to the opening of new branches and expansion of our business into the Kalamazoo area.

Intangible asset amortization decreased 54.24% in 2007 from 2006 compared to a 28.28% decrease in 2006 from 2005.   The decrease in intangible asset amortization for 2007 and 2006 was primarily due to the effects of the complete amortization of assets associated with acquisitions which occurred during 2001.

Loan and lease collection and repossession expenses increased 59.52% in 2007 from 2006 compared to a 164.35% in 2006 from 2005.  The increase in 2007 was mainly due to increased collection and repossession activity.  The increase in 2006 was mainly due to lower gains than in 2005 on the disposition of repossessed assets as we continued to dispose of our inventory of repossessed assets.

Other expenses decreased 11.04% in 2007 as compared to 2006 following an increase of 14.99% in 2006 from 2005.  2006 other expenses were higher largely due to losses related to an employee defalcation and expenses related to employee training and education and relocation.

Income Taxes — 1st Source recognized income tax expense in 2007 of $11.14 million, compared to $20.25 million in 2006, and $15.63 million in 2005. The effective tax rate in 2007 was 26.74% compared to 34.00% in 2006, and 31.65% in 2005.  The effective tax rate decreased in 2007 due to an increase in tax-exempt interest in relation to taxable income.  For detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note O of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial and agricultural loans	$593,806	$478,310	$453,197	$425,018	$402,905
Auto, light truck and environmental equipment	305,238	317,604	310,786	263,637	269,490
Medium and heavy duty truck	300,469	341,744	302,137	267,834	221,562
Aircraft financing	587,022	498,914	459,645	444,481	489,155
Construction equipment financing	377,785	305,976	224,230	196,516	219,562
Loans secured by real estate	881,646	632,283	601,077	583,437	533,749
Consumer loans	145,475	127,706	112,359	99,245	94,577
Total loans and leases	$3,191,441	$2,702,537	$2,463,431	$2,280,168	$2,231,000
At December 31, 2007, 13.6% and 12.4% of total loans and leases were concentrated with borrowers in trucking and truck leasing and construction end users, respectively.

Average loans and leases, net of unearned discount, increased 16.61% and 9.26% in 2007 and 2006, respectively.  Loans and leases, net of unearned discount, at December 31, 2007, were $3.19 billion and were 71.76% of total assets, compared to $2.70 billion and 70.98% of total assets at December 31, 2006.

Commercial and agricultural lending, excluding those loans secured by real estate, increased 24.15% in 2007 over 2006.  Commercial and agricultural lending outstandings were $593.81 million and $478.31 million at December 31, 2007 and December 31, 2006, respectively.  This increase was mainly due to increased sales activity within the commercial loan and small business loan areas coupled with stable market conditions and market expansion.  The acquisition of First National accounted for $39.19 million of the 2007 increase.

Loans secured by real estate increased 39.44% during 2007 over 2006.  Loans secured by real estate outstanding at December 31, 2007, were $881.65 million and $632.28 million at December 31, 2006.  Loans on commercial real estate, the majority of which is owner occupied, were $530.45 million at December 31, 2007 and $412.52 million at December 31, 2006. The acquisition of First National accounted for $56.55 million of the increase at December 31, 2007.  The remainder of the increase was mostly due to business clients' continued investment in real estate for expansion or relocation of their commercial facilities. Residential mortgage lending was $351.20 million at December 31, 2007 and $219.76 million at December 31, 2006.  The acquisition of First National accounted for the majority of this increase with $124.23 million outstanding at December 31, 2007.

Auto, light truck, and environmental equipment financing decreased 3.89% in 2007 over 2006. At December 31, 2007, auto, light truck, and environmental equipment financing had outstandings of $305.24 million and $317.60 million at December 31, 2006.  Environmental equipment financing remained flat in 2007. Auto and light truck financing decreased 6.14% at December 31, 2007 compared to December 31, 2006, mainly due to our customers reducing their fleet size in an effort to improve their operating efficiencies.

Medium and heavy duty truck loans and leases decreased 12.08%, in 2007. Medium and heavy duty truck financing at December 31, 2007 and 2006, had outstandings of $300.47 million and $341.74 million, respectively.  Most of the decrease at December 31, 2007 from December 31, 2006 can be attributed to clients' making proactive decisions to contain their future costs by completing purchases of 2007 new tractor needs in 2006.  Most of our clients were affected by a new regulatory standard which mandated that, effective January 1, 2007, all Class 8 diesel trucks produced have emission compliant engines.  This requirement increased the cost of each vehicle approximately $6,000 to $9,000.

Aircraft financing at year-end 2007 increased 17.66% from year-end 2006.  Aircraft financing at December 31, 2007 and 2006, had outstandings of $587.02 million and $498.91 million, respectively.  The increase in 2007 was primarily due to focused sales efforts and an improvement in the general aviation industry.

Construction equipment financing increased 23.47% in 2007 over 2006.   Construction equipment financing at December 31, 2007, had outstandings of $377.79 million, compared to outstandings of $305.98 million at December 31, 2006.  The increase at December 31, 2007 from December 31, 2006 was mainly the result of continued strong commercial, industrial, and non-residential building industries, as well as, substantial Federal, state and local funding for roads, bridges, and general transportation projects upon which our client base relies for business.

Consumer loans increased 13.91% in 2007 over 2006.  Consumer loans outstanding at December 31, 2007, were $145.48 million and $127.71 million at December 31, 2006.  The acquisition of First National accounted for this increase with $18.83 million outstanding at December 31, 2007.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2007.  The amounts due after one year are also classified according to the sensitivity to changes in interest rates.
(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$277,126	$249,128	$67,552	$593,806
Auto, light truck and environmental equipment	129,508	168,693	7,037	305,238
Medium and heavy duty truck	93,083	201,915	5,471	300,469
Aircraft financing	180,267	376,374	30,381	587,022
Construction equipment financing	106,818	266,966	4,001	377,785
Total	$786,802	$1,263,076	$114,442	$2,164,320

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$888,902	$374,174	$1,263,076
Over 5 Years	23,593	90,849	114,442
Total	$912,495	$465,023	$1,377,518

Most of the Bank's residential mortgages are sold into the secondary market.  Mortgage loans held for sale were $25.92 million at December 31, 2007 and were $50.16 million at December 31, 2006.

CREDIT EXPERIENCE

Reserve for Loan and Lease Losses — Our reserve for loan and lease losses is provided for by direct charges to operations. Losses on loans and leases are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Our management evaluates the adequacy of the reserve quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000) where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of economic trends, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data — Note A of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the adequacy of the reserve for loan and lease losses.

The reserve for loan and lease losses at December 31, 2007 totaled $66.60 million and was 2.09% of loans and leases, compared to $58.80 million or 2.18% of loans and leases at December 31, 2006 and $58.70 million or 2.38% of loans and leases at December 31, 2005. It is our opinion that the reserve for loan and lease losses was adequate to absorb losses inherent in the loan and lease portfolio as of December 31, 2007.

The provision for loan and lease losses was $7.53 million for 2007, compared to recovery of provision for loan and lease losses of $2.74 million for 2006 and $5.86 million for 2005. The recovery of the provision for 2006 and 2005 was due to increased loan recoveries and was consistent with our improved credit quality of the loan and lease portfolio.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2007	2006		2005		2004	2003
Amounts of loans and leases outstanding
at end of period	$3,191,441	$2,702,537		$2,463,431		$2,280,168	$2,231,000
Average amount of net loans and leases outstanding
during period	$2,992,540	$2,566,217		$2,348,690		$2,240,055	$2,091,004
Balance of reserve for loan and lease losses
at beginning of period	$58,802	$58,697		$63,672		$70,045	$59,218
Charge-offs:
Commercial and agricultural loans	1,841	1,038		1,478		6,104	1,187
Auto, light truck and environmental equipment	1,770	340		630		2,408	2,789
Medium and heavy duty truck	569	-		15		352	69
Aircraft financing	378	1,126		2,424		3,585	6,877
Construction equipment financing	799	118		-		686	4,712
Loans secured by real estate	356	129		167		456	344
Consumer loans	1,654	1,203		858		1,090	1,560
Total charge-offs	7,367	3,954		5,572		14,681	17,538
Recoveries:
Commercial and agricultural loans	2,356	1,594		1,308		1,312	519
Auto, light truck and environmental equipment	446	430		1,140		1,277	1,182
Medium and heavy duty truck	64	59		174		14	-
Aircraft financing	1,779	3,612		2,255		4,460	1,698
Construction equipment financing	19	753		1,065		547	248
Loans secured by real estate	169	31		89		107	11
Consumer loans	421	316		421		362	523
Total recoveries	5,254	6,795		6,452		8,079	4,181
Net (recoveries) charge-offs	2,113	(2,841)		(880)		6,602	13,357
(Recoveries) provisions charged to operating expense	7,534	(2,736)		(5,855)		229	17,361
Reserves acquired in acquisitions	2,379	-		-		-	6,823
Balance at end of period	$66,602	$58,802		$58,697		$63,672	$70,045
Ratio of net charge-offs (recoveries) to average net
loans and leases outstanding	0.07%	(0.11	) %	(0.04	) %	0.29%	0.64%

Net (recoveries) charge-offs as a percentage of average loans and leases by portfolio type follow:

	2007		2006		2005		2004	2003
Commercial and agricultural loans	(0.09	) %	(0.12	) %	0.04%		1.14%	0.16%
Auto, light truck and environmental equipment	0.40		(0.03)		(0.17)		0.43	0.62
Medium and heavy duty truck	0.16		(0.02)		(0.06)		0.14	0.03
Aircraft financing	(0.26)		(0.54)		0.04		(0.19)	1.73
Construction equipment financing	0.22		(0.24)		(0.51)		0.07	1.67
Loans secured by real estate	0.02		0.02		0.01		0.06	0.06
Consumer loans	0.88		0.74		0.41		0.77	1.04
Total net charge-offs (recoveries) to average portfolio loans and leases	0.07%		(0.11	) %	(0.04	) %	0.29%	0.64%

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

	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases		Leases		Leases		Leases		Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Reserve	Loans and	Reserve	Loans and	Reserve	Loan and	Reserve	Loans and	Reserve	Loans and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Commercial and agricultural loans	$17,393	18.61%	$14,547	17.70%	$15,472	18.40%	$13,612	18.64%	$9,589	18.06%
Truck and automobile financing	16,017	18.98	13,359	24.40	13,008	24.88	12,633	23.31	13,966	22.01
Aircraft financing	17,761	18.39	18,621	18.46	19,583	18.66	26,475	19.49	31,733	21.93
Construction equipment financing	6,171	11.84	5,030	11.32	4,235	9.10	4,502	8.62	9,061	9.84
Loans secured by real estate	6,320	27.62	4,672	23.40	4,058	24.40	4,187	25.59	3,798	23.92
Consumer loans	2,940	4.56	2,573	4.72	2,341	4.56	2,263	4.35	1,898	4.24
Total	$66,602	100.00%	$58,802	100.00%	$58,697	100.00%	$63,672	100.00%	$70,045	100.00%

Nonperforming Assets — Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower's credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection. Nonperforming assets amounted to $18.48 million at December 31, 2007, compared to $17.67 million at December 31, 2006, and $22.04 million at December 31, 2005. Impaired loans and leases totaled $6.19 million, $12.32 million, and $16.87 million at December 31, 2007, 2006, and 2005, respectively. During 2007, interest income that would have been recorded on nonaccrual loans and leases under their original terms was $0.98 million, compared to $1.90 million in 2006. Interest income that was recorded on nonaccrual loans and leases was $0.26 million and $0.62 million in 2007 and 2006, respectively.

Nonperforming assets at December 31, 2007 increased 4.60% from December 31, 2006, mainly due to an increase in other real estate.  The increase in other real estate is due to $3.57 million of bank premises held for sale at First National.  This increase and the increase in loans past due over 90 days, loans secured by real estate, and consumer loans was partially offset by a decrease in aircraft financing and medium and heavy duty truck nonaccrual loans.

Nonperforming assets at December 31 (Dollars in thousands)	2007	2006	2005	2004	2003
Loans past due over 90 days	$1,105	$116	$245	$481	$212
Nonaccrual loans and leases and restructured loans:
Commercial and agricultural loans	1,597	1,768	3,701	6,928	2,795
Auto, light truck and environmental equipment	507	481	812	2,336	2,419
Medium and heavy duty truck	277	1,755	17	179	1,823
Aircraft financing	1,846	8,219	7,641	10,132	12,900
Construction equipment financing	1,196	853	2,513	4,097	4,663
Loans secured by real estate	3,581	2,214	1,475	1,141	1,786
Consumer loans	1,132	285	393	440	699
Total nonaccrual loans and leases and restructured loans	10,136	15,575	16,552	25,253	27,085
Total nonperforming loans and leases	11,241	15,691	16,797	25,734	27,297
Other real estate	4,821	800	960	1,307	3,010
Repossessions:
Commercial and agricultural loans	45	2	-	-	34
Auto, light truck and environmental equipment	183	178	128	1,112	847
Medium and heavy duty truck	54	-	-	-	-
Aircraft financing	1,850	300	4,073	3,037	4,551
Construction equipment financing	92	400	-	183	753
Consumer loans	67	95	83	50	78
Total repossessions	2,291	975	4,284	4,382	6,263
Operating leases	126	201	-	1,785	257
Total nonperforming assets	$18,479	$17,667	$22,041	$33,208	$36,827
Nonperforming loans and leases to loans and leases,
net of unearned discount	0.35%	0.58%	0.68%	1.13%	1.22%
Nonperforming assets to loans and leases and operating leases,
net of unearned discount	0.56%	0.64%	0.87%	1.42%	1.59%

At December 31, 2007, our management was not aware of any potential problem loans or leases that would have a material effect on loan and lease delinquency or loan and lease charge-offs.  Loans and leases are subject to continual review and are given management’s attention whenever a problem situation appears to be developing.

INVESTMENT PORTFOLIO

The amortized cost of securities at year-end 2007 increased 11.53% from 2006, following an 11.16% increase from year-end 2005 to year-end 2006.  The amortized cost of securities at December 31, 2007 was $790.86 million or 17.78% of total assets, compared to $709.09 million or 18.62% of total assets at December 31, 2006.

The amortized cost of securities available-for-sale as of December 31 is summarized as follows:

(Dollars in thousands)	2007	2006	2005
U.S. Treasury and government agencies, including agency mortgage-backed securities	$483,596	$466,326	$415,793
States and political subdivisions	258,260	182,356	179,797
Other securities	49,003	60,409	42,288
Total investment securities available-for-sale	$790,859	$709,091	$637,878

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate.  The following table shows the maturities of securities available-for-sale at December 31, 2007, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and government agencies, including agency mortgage-backed securities
Under 1 year	$286,760	4.87%
1 – 5 years	40,558	5.20
5 – 10 years	22,315	4.77
Over 10 years	133,963	5.56
Total U.S. Treasury and government agencies, including agency mortgage-backed securities	483,596	5.08
States and political subdivisions
Under 1 year	105,219	6.85
1 – 5 years	102,124	6.76
5 – 10 years	50,917	7.25
Over 10 years	-	-
Total states and political subdivisions	258,260	6.90
Other securities
Under 1 year	9,282	3.09
1 – 5 years	3,010	5.27
5 – 10 years	-	-
Over 10 years	-	-
Marketable equity securities	36,711	6.69
Total other securities	49,003	5.92
Total investment securities available-for-sale	$790,859	5.73%

DEPOSITS

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$351,050	-%	$352,204	-%	$392,475	-%
Interest bearing demand deposits	988,308	3.10	715,242	2.51	784,366	1.78
Savings deposits	250,927	1.21	190,347	0.44	210,151	0.30
Other time deposits	1,679,521	4.85	1,512,755	4.38	1,223,406	3.41
Total deposits	$3,269,806	-	$2,770,548	-	$2,610,398	-

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2007, by time remaining until maturity is as follows:

(Dollars in thousands)
Under 3 months	$146,879
4 – 6 months	94,276
7 – 12 months	139,995
Over 12 months	151,504
Total	$532,654

Scheduled maturities of time deposits, including both provate and public funds, at December 31, 2007 were as follows:

(Dollars in thousands)
2008	$1,226,775
2009	220,217
2010	49,598
2011	18,725
2012	17,025
Thereafter	16,012
Total	$1,548,352

SHORT-TERM BORROWINGS

The following table shows the distribution of our short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years.  Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.

	Federal Funds
	Purchased and
	Security		Other
	Repurchase	Commercial	Short-Term	Total
(Dollars in thousands)	Agreements	Paper	Borrowings	Borrowings
2007
Balance at December 31, 2007	$303,429	$10,783	$23,620	$337,832
Maximum amount outstanding at any month-end	327,623	15,478	42,784	385,885
Average amount outstanding	246,792	12,598	11,987	271,377
Weighted average interest rate during the year	3.92%	4.84%	5.49%	4.03%
Weighted average interest rate for outstanding amounts at
December 31, 2007	2.98%	4.04%	2.60%	2.99%
2006
Balance at December 31, 2006	$195,262	$10,907	$16,549	$222,718
Maximum amount outstanding at any month-end	265,362	12,922	90,689	368,973
Average amount outstanding	211,973	7,997	45,854	265,824
Weighted average interest rate during the year	3.95%	4.99%	4.87%	4.14%
Weighted average interest rate for outstanding amounts at
December 31, 2006	3.41%	5.08%	4.89%	3.60%
2005
Balance at December 31, 2005	$230,756	$4,600	$42,113	$277,469
Maximum amount outstanding at any month-end	273,428	5,552	122,038	401,018
Average amount outstanding	214,199	2,054	79,018	295,271
Weighted average interest rate during the year	2.55%	3.36%	3.91%	2.92%
Weighted average interest rate for outstanding amounts at
December 31, 2005	3.86%	3.88%	2.76%	3.70%

LIQUIDITY

Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2007, average core deposits equaled 67.12% of average total assets, compared to 63.27% in 2006 and 67.60% in 2005. The effective cost rate of core deposits in 2007 was 3.25%, compared to 2.65% in 2006 and 1.96% in 2005.

Average demand deposits (noninterest bearing core deposits) decreased 0.33% in 2007 compared to a decrease of 10.26% in 2006. These represented 12.60% of total core deposits in 2007, compared to 15.67% in 2006, and 17.21% in 2005.

Purchased Funds — We use purchased funds to supplement core deposits and include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, Federal funds, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Banks interest rate sensitivity. During 2007, our reliance on purchased funds decreased to 18.19% of average total assets from 22.21% in 2006.

Shareholders’ Equity — Average shareholders’ equity equated to 9.85% of average total assets in 2007 compared to 10.07% in 2006. Shareholders’ equity was 9.68% of total assets at year-end 2007, compared to 9.69% at year-end 2006. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we include unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gain (loss), it does impact our equity as reported in the audited financial statements. The unrealized gain (loss) on available-for-sale securities, net of income taxes, was $2.52 million and $(0.26) million at December 31, 2007 and 2006, respectively.

Liquidity Risk Management — The Banks’ liquidity is monitored and closely managed by the Asset/Liability Management Committees (ALCO), whose members are comprised of the Banks’ senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

Liquidity management is the process by which the Banks ensure that adequate liquid funds are available to meet financial commitments on a timely basis. Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs.

Liquidity of the Banks is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability funded liquidity is deposit growth and retention of the core deposit base. The principal source of asset-funded liquidity is available-for-sale investment securities, cash and due from banks, Federal funds sold, securities purchased under agreements to resell, and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by repurchase agreements, and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

Interest Rate Risk Management —  ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. In the normal course of business, we face ongoing interest rate risks and uncertainties. We occasionally utilize interest rate swaps to partially manage the primary market exposures associated with the interest rate risk related to underlying assets, liabilities, and anticipated transactions.

A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. This analysis presents the hypothetical change in earnings of those rate sensitive financial instruments and interest rate swaps which we held at December 31, 2007. The aggregate hypothetical decrease in pre-tax earnings was estimated to be $0.44 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates. The aggregate hypothetical increase in pre-tax earnings was estimated to be $1.37 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates.  Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.  At December 31, 2007, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented.

We manage the interest rate risk related to loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note P of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2007, except for obligations associated with short-term borrowing arrangements.  Payments for borrowings do not include interest.  Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligations payments by period.

						Indeterminate
(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	maturity	Total
Deposits without stated maturity	-	$1,921,311	$-	$-	$-	$-	$1,921,311
Certificates of deposit	-	1,226,775	269,815	35,750	16,012	-	1,548,352
Long-term debt	K	15,394	11,016	235	869	7,188	34,702
Subordinated notes	M	-	-	-	100,002	-	100,002
Operating leases	P	2,749	4,470	2,610	1,069	-	10,898
Purchase obligations	-	15,910	5,640	5,529	-	-	27,079
Total contractual obligations		$3,182,139	$290,941	$44,124	$117,952	$7,188	$3,642,344

We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract.  We have made a diligent effort to estimate such payments and penalties, where applicable.  Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2007.  Our management has used the best information available to make the estimations necessary to value the related purchase obligations.  Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources.

We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2007 do not necessarily represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above.

In addition, due to the uncertainty with respect to the timing of future cash flows associated the with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $5.38 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note O of the Notes to Consolidated Financial Statements for a discussion on income taxes.

Assets under management and assets under custody are held in fiduciary or custodial capacity for our clients.  In accordance with U. S. generally accepted accounting principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included in Part II, Item 8, Financial Statements and Supplementary Data — Note P of the Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2007
Interest income	$55,953	$62,332	$68,330	$66,972
Interest expense	29,681	33,461	36,632	34,903
Net interest income	26,272	28,871	31,698	32,069
(Recovery of) provision for loan and lease losses	(623)	1,247	3,660	3,250
Investment securities and other investment gains (losses)	247	207	(154)	(3,428)
Income before income taxes	12,581	12,248	8,495	8,359
Net income	8,523	8,060	6,130	7,826
Diluted net income per common share	0.37	0.34	0.25	0.32
2006
Interest income	$46,396	$50,781	$54,379	$57,438
Interest expense	21,297	23,636	26,928	30,700
Net interest income	25,099	27,145	27,451	26,738
(Recovery of) provision for loan and lease losses	(300)	(1,671)	(667)	(98)
Investment securities and other investment gains (losses)	2,083	150	(223)	(8)
Income before income taxes	14,998	15,497	17,117	11,931
Net income	9,933	10,277	10,964	8,123
Diluted net income per common share	0.43	0.45	0.48	0.36

Net income was $7.83 million for the fourth quarter of 2007, down 3.66% compared to the $8.12 million of net income reported for the fourth quarter of 2006. Diluted net income per common share for the fourth quarter of 2007 amounted to $0.32, compared to $0.36 per common share reported in the fourth quarter of 2006.

The net interest margin was 3.21% for the fourth quarter of 2007 versus 3.10% for the same period in 2006.  Tax-equivalent net interest income was $33.14 million for the fourth quarter of 2007, up 21.01% from 2006’s fourth quarter.

Our provision for loan and lease losses was $3.25 million in the fourth quarter of 2007 compared to a recovery of provision for loan and lease losses of $0.10 million in the fourth quarter of 2006.  Net charge-offs were $1.48 million for the fourth quarter 2007, compared to net charge-offs of $0.10 million a year ago.

Noninterest income for the fourth quarter of 2007 was $16.17 million, a decrease of 8.62% compared to the fourth quarter of 2006.  During the fourth quarter of 2007, we wrote-down Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) preferred stocks in the investment portfolio by $4.11 million.  In addition, mortgage banking income declined $1.34 million.  These decreases were partially offset by increases in trust fees, services charges on deposit accounts, insurance commissions and other investment securities gains.

Noninterest expense for the fourth quarter of 2007 was $36.63 million, an increase of 12.37% as compared to the fourth quarter of 2006.  This was primarily due to higher salaries and employee benefits and furniture and equipment expense.

The fourth quarter 2007 results include a tax benefit of $1.51 million to correct the deferred tax liability. All of this amount relates to the years 2000 through 2005.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of 1st Source Corporation

We have audited 1st Source Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of First National Bank, Valparaiso, which is included in the 2007 consolidated financial statements of 1st Source Corporation and constituted less than fifteen percent of total consolidated assets, as of December 31, 2007 and less than seven percent of total consolidated revenues, for the year then ended.  Our audit of internal control over financial reporting of 1st Source Corporation also did not include an evaluation of the internal control over financial reporting of First National Bank, Valparaiso.

In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of 1st Source Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/      Ernst & Young LLP

Chicago, Illinois
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of 1st Source Corporation

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/           Ernst & Young LLP

Chicago, Illinois
February 22, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2007	2006

ASSETS
Cash and due from banks	$153,137	$118,131
Federal funds sold and interest bearing deposits with other banks	25,817	64,979
Investment securities available-for-sale
(amortized cost of $790,859 and $709,091 at December 31, 2007 and December 31, 2006, respectively)	794,918	708,672
Mortgages held for sale	25,921	50,159
Loans and leases, net of unearned discount:
Commercial and agricultural loans	593,806	478,310
Auto, light truck and environmental equipment	305,238	317,604
Medium and heavy duty truck	300,469	341,744
Aircraft financing	587,022	498,914
Construction equipment financing	377,785	305,976
Loans secured by real estate	881,646	632,283
Consumer loans	145,475	127,706
Total loans and leases	3,191,441	2,702,537
Reserve for loan and lease losses	(66,602)	(58,802)
Net loans and leases	3,124,839	2,643,735
Equipment owned under operating leases, net	81,960	76,310
Net premises and equipment	45,048	37,326
Goodwill and intangible assets	93,567	19,418
Accrued income and other assets	101,897	88,585
Total assets	$4,447,104	$3,807,315
LIABILITIES
Deposits:
Noninterest bearing	$418,529	$339,866
Interest bearing	3,051,134	2,708,418
Total deposits	3,469,663	3,048,284
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	303,429	195,262
Other short-term borrowings	34,403	27,456
Total short-term borrowings	337,832	222,718
Long-term debt and mandatorily redeemable securities	34,702	43,761
Subordinated notes	100,002	59,022
Accrued expenses and other liabilities	74,401	64,626
Total liabilities	4,016,600	3,438,411
SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,927,510 shares in 2007 and 23,781,518 shares in 2006
less unearned shares (284,004 in 2007 and 262,986 in 2006)	342,840	289,163
Retained earnings	117,373	99,572
Cost of common stock in treasury (1,551,396 shares in 2007 and 1,022,435 shares in 2006)	(32,231)	(19,571)
Accumulated other comprehensive income (loss)	2,522	(260)
Total shareholders' equity	430,504	368,904
Total liabilities and shareholders' equity	$4,447,104	$3,807,315

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2007	2006	2005
Interest income:
Loans and leases	$216,186	$181,363	$147,814
Investment securities, taxable	25,770	19,816	14,777
Investment securities, tax-exempt	7,608	5,183	5,275
Other	4,023	2,632	666
Total interest income	253,587	208,994	168,532
Interest expense:
Deposits	115,113	85,067	56,341
Short-term borrowings	10,935	11,011	8,628
Subordinated notes	6,051	4,320	4,008
Long-term debt and mandatorily redeemable securities	2,578	2,163	1,127
Total interest expense	134,677	102,561	70,104
Net interest income	118,910	106,433	98,428
Provision for (recovery of provision for) loan and lease losses	7,534	(2,736)	(5,855)
Net interest income after provision for (recovery of provision for) loan and lease losses	111,376	109,169	104,283
Noninterest income:
Trust fees	15,567	13,806	12,877
Service charges on deposit accounts	20,470	19,040	17,775
Mortgage banking income	2,868	11,637	10,868
Insurance commissions	4,666	4,574	4,133
Equipment rental income	21,312	18,972	16,067
Other income	8,864	6,554	6,463
Investment securities and other investment (losses) gains	(3,128)	2,002	350
Total noninterest income	70,619	76,585	68,533
Noninterest expense:
Salaries and employee benefits	73,944	66,605	69,767
Net occupancy expense	9,030	7,492	7,749
Furniture and equipment expense	15,145	12,316	11,418
Depreciation - leased equipment	17,085	14,958	12,895
Professional fees	4,575	3,998	3,362
Supplies and communications	5,987	5,496	5,462
Business development and marketing expense	4,788	4,008	3,630
Loan and lease collection and repossession expense	1,123	704	(1,094)
Other expense	8,635	10,634	10,250
Total noninterest expense	140,312	126,211	123,439
Income before income taxes	41,683	59,543	49,377
Income taxes	11,144	20,246	15,626
Net income	$30,539	$39,297	$33,751
Basic net income per common share	$1.30	$1.74	$1.48
Diluted net income per common share	$1.28	$1.72	$1.46

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
				Cost of	Accumulated
				Common	Other
		Common	Retained	Stock	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2005	$326,600	$221,579	$115,830	$(10,512)	$(297)
Comprehensive income, net of tax:
Net income	33,751	-	33,751	-	-
Change in unrealized losses of
available-for-sale securities, net of tax	(2,943)	-	-	-	(2,943)
Total comprehensive income	30,808	-	-	-	-
Issuance of 51,433 common shares per
stock based compensation awards, including
related tax effects	528	-	159	369	-
Cost of 111,475 shares of common
stock acquired for treasury	(2,221)	-	-	(2,221)	-
Cash dividend ($.445 per share)	(10,139)	-	(10,139)	-	-
Balance at December 31, 2005	$345,576	$221,579	$139,601	$(12,364)	$(3,240)
Comprehensive income, net of tax:
Net income	39,297	-	39,297	-	-
Change in unrealized losses of
available-for-sale securities, net of tax	2,980	-	-	-	2,980
Total comprehensive income	42,277	-	-	-	-
Issuance of 95,032 common shares per
stock based compensation awards, including
related tax effects	814	-	364	450	-
Cost of 335,038 shares of common
stock acquired for treasury	(7,657)	-	-	(7,657)	-
Cash dividend ($.534 per share)	(12,094)	-	(12,094)	-	-
10% common stock dividend
($12 cash paid in lieu of fractional shares)	(12)	67,584	(67,596)	-	-
Balance at December 31, 2006	$368,904	$289,163	$99,572	$(19,571)	$(260)
Comprehensive income, net of tax:
Net income	30,539		30,539
Change in unrealized losses of
available-for-sale securities, net of tax	2,782				2,782
Total comprehensive income	33,321
Issuance of 40,349 common shares per
stock based compensation awards, including
related tax effects	545		384	161
Cost of 569,310 shares of common
stock acquired for treasury	(12,821)			(12,821)
Cash dividend ($.560 per share)	(13,122)		(13,122)
Issuance of 2,124,974 shares of common
stock for FINA Bancorp purchase	53,677	53,677
Balance at December 31, 2007	$430,504	$342,840	$117,373	$(32,231)	$2,522

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2007	2006	2005
Operating activities:
Net income	$30,539	$39,297	$33,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of provision for) loan and lease losses	7,534	(2,736)	(5,855)
Depreciation of premises and equipment	5,364	4,797	5,002
Depreciation of equipment owned and leased to others	17,085	14,958	12,895
Amortization of investment security premiums and accretion of discounts, net	(356)	(259)	4,471
Amortization of mortgage servicing rights	2,403	4,587	6,782
Mortgage servicing asset impairment/(recoveries)	143	(12)	(2,271)
Deferred income taxes	(3,239)	(3,921)	(2,908)
Realized investment securities losses (gains)	3,128	(2,002)	(350)
Change in mortgages held for sale	24,238	17,065	(11,513)
Change in interest receivable	(1,296)	(3,616)	(1,876)
Change in interest payable	(380)	10,577	3,265
Change in other assets	(8,587)	8,378	(1,347)
Change in other liabilities	2,684	(4,270)	8,391
Other	5,101	1,253	827
Net change in operating activities	84,361	84,096	49,264
Investing activities:
Cash paid for acquisition, net	(55,977)	-	-
Proceeds from sales of investment securities	121,671	65,682	28,806
Proceeds from maturities of investment securities	496,324	322,073	315,660
Purchases of investment securities	(518,041)	(456,706)	(196,061)
Net change in short-term investments	195,337	3,599	151,552
Net change in loans and leases	(252,929)	(236,266)	(182,382)
Net change in equipment owned under operating leases	(22,734)	(33,015)	(23,887)
Purchases of premises and equipment	(14,467)	(5,553)	(5,858)
Net change in investing activities	(50,816)	(340,186)	87,830
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(14,260)	(101,390)	(132,699)
Net change in certificates of deposit	(86,502)	404,087	71,284
Net change in short-term borrowings	96,930	(54,751)	(22,193)
Proceeds from issuance of long-term debt	1,159	21,922	5,368
Proceeds from issuance of subordinated notes	58,764	-	-
Payments on subordinated notes	(17,784)	-	-
Payments on long-term debt	(11,225)	(1,306)	(274)
Net proceeds from issuance of treasury stock	545	814	528
Acquisition of treasury stock	(12,821)	(7,657)	(2,221)
Cash dividends	(13,345)	(12,315)	(10,325)
Net change in financing activities	1,461	249,404	(90,532)
Net change in cash and cash equivalents	35,006	(6,686)	46,562
Cash and cash equivalents, beginning of year	118,131	124,817	78,255
Cash and cash equivalents, end of year	$153,137	$118,131	$124,817
Supplemental Information:
Cash paid for:
Interest	$137,397	$91,985	$66,839
Income taxes	13,314	29,364	12,002
The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Accounting Policies

The principal line of business of 1st Source and our subsidiaries is banking and closely related activities. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

Principles of Consolidation — The financial statements consolidate 1st Source and our subsidiaries (principally the Banks). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note T, investments in subsidiaries are carried at equity in our underlying net assets.

Use of Estimates in the Preparation of Financial Statements — Financial statements prepared in accordance with U. S. generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations — Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition. Refer to Note C - Acquisitions for further discussion.

Cash Flow — For purposes of the consolidated and parent company only statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Securities — Securities that we have the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. We currently hold no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. At December 31, 2007 and 2006, we did not have any securities classified as trading securities.  Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

Loans and Leases — Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income.  Interest income is accrued as earned based on unpaid principal balances.  Origination fees and direct loan and lease origination costs are deferred and the net amount amortized to interest income over the estimated life of the related loan or lease. Loan commitment fees are deferred and amortized into other income over the commitment period.

Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income.  Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, or when an individual analysis of a borrower's credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans and consumer loans that are well secured and in the process of collection. Residential mortgage loans are placed in nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan and lease losses. However, in some cases, management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. When a loan or lease is classified as nonaccrual and the future collectibility of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis.  We evaluate loans and leases exceeding $100,000 for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) which requires an allowance to be established as a component of the allowance for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.

1st Source Bank sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights.  The GNMA programs under which the loans are sold allow us to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool.  At our option, and without GNMA's prior authorization, we may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan.  Under SFAS No. 140, once we have the unconditional ability to repurchase a delinquent loan, we are deemed to have regained effective control over the loan and we are required to recognize the loan on our balance sheet and record an offsetting liability, regardless of our intent to repurchase the loan.  At December 31, 2007 and 2006, residential real estate portfolio loans included $2.91 million and $2.42 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.

Mortgage Banking Activities — Loans held for sale are primarily composed of performing one-to-four family residential mortgage loans originated for resale and carried at the lower of cost or fair value as determined on an aggregate basis. Fair value is determined using available secondary market prices for loans with similar coupons, maturities, and credit quality.

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

Reserve for Loan and Lease Losses — The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio including a higher percentage reserve allocation for special attention loans and leases without a specific reserve and reserves for pooled homogenous loans and leases. Management’s evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and disposition and forecasts of economic and geopolitical events, all of which are subject to judgment and will change.

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

Equipment Owned Under Operating Leases — We finance various types of construction equipment, medium and heavy duty trucks, and automobiles under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as "residual" value. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination.

Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Other real estate also includes bank premises qualifying as held for sale under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs.  Subsequent changes in value of other real estate are reported as adjustments to the carrying amount and are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2007 and 2006, other real estate had carrying values of $4.82 million and $0.80 million, respectively.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, and aircraft, construction equipment, and vehicles acquired through foreclosure or in lieu of foreclosure from our business banking activities and our specialty finance activities. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. We estimate fair value based on the best estimate of an orderly liquidation value. Valuation resources typically include vehicle and equipment dealers, valuation guides, and other third parties, including appraisers. At the time of foreclosure, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent write-downs are included in noninterest expense. Gains or losses not previously recognized resulting from the sale of repossessed assets are recognized on the date of sale.  Repossessed assets totaled $2.29 million and $0.97 million, as of December 31, 2007 and 2006, respectively.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed by the straight-line method, primarily with useful lives ranging from three to 31.5 years. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life.

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

Goodwill and Intangibles — Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.  Goodwill is reviewed at least annually for impairment. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of our other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eight years. We performed the required annual impairment test of goodwill during the first quarter of 2007 and determined that no impairment exists.

Venture Capital Investment — We account for our investments in venture capital partnerships on the equity method based upon the guidance included in EITF D-46.  The venture capital partnerships which we have investments in, account for their investments at fair value pursuant to the guidance in the AICPA Investment Company Guide.   As a result, our investments in these venture capital partnerships reflect the underlying fair value of the partnerships’ investments.  We account for our investments in venture capital partnerships that are owned three percent and greater under this method.  We account for our investments in venture capital partnerships that are owned less than three percent at the lower of cost or market.  Venture capital investments in partnerships are included in other assets on the balance sheet. The balances as of December 31, 2007 and 2006 were $1.65 million and $2.31 million, respectively.

Short-Term Borrowings — Our short-term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, commercial paper, U.S. Treasury demand notes, Federal Home Loan Bank notes, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within one to 365 days of the transaction date. Commercial paper matures within seven to 270 days.  Other short-term borrowings on the balance sheet include our liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.

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

Trust Fees — Trust fees are recognized on the accrual basis.

Income Taxes — 1st Source and our subsidiaries file a consolidated Federal income tax return. The provision for incomes taxes is based upon income in the consolidated financial statements, rather than amounts reported on our income tax return.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. We provide for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that we claim the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

Net Income Per Common Share — Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, which were as follows (in thousands): 2007, 23,516; 2006, 22,537; and 2005, 22,755. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options. The weighted-average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 2007, 23,810; 2006, 22,830; and 2005, 23,053.

Stock-Based Employee Compensation — Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations.  We generally would have recognized compensation expense for stock options only if we granted options with a discounted exercise price or modified the terms of previously issued options, and would have recognized the related compensation expense ratably over the associated service period, which was generally the option vesting term.  Because the exercise price of the employee stock options granted always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted.

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

SFAS No. 123(R) requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation.  The pro forma disclosures presented in Note L - Employee Stock Benefit Plans use the fair value method of  SFAS No. 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006.

Segment Information — In our management's opinion, 1st Source has one principal business segment, commercial banking.  While our chief decision makers monitor the revenue streams of various products and services, the identifiable segments operations are managed and financial performance is evaluated on a company-wide basis.  Accordingly, all of our financial service operations are considered by management to be aggregated in one reportable operating segment.

Derivative Financial Instruments — We occasionally enter into derivative financial instruments as part of our interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. Under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments are recorded on the balance sheet, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value.  If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings.   For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  Deferred gains and losses from derivatives that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Reclassifications — Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders’ equity or net income as previously reported.  We declared a 10% stock dividend on July 27, 2006; therefore, all share and per share information has been adjusted accordingly

Note B — Recent Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements:  In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the provisions of SFAS No. 160 to have a material impact on our financial condition or results of operations.

Business Combinations:  In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one of more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R will only impact us if we are party to a business combination closing on or after January 1, 2009.

Written Loan Commitments Recorded at Fair Value Through Earnings:  In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB No. 109), “Written Loan Commitments Recorded at Fair Value through Earnings,” an amendment of  SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Under SAB No. 109, the expected net future cash flows of associated loan servicing activities should be included in the measurement of written loan commitments accounted for at fair value through earnings.  The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  We do not expect the adoption of SAB No. 109 to have a material impact on our financial condition or results of operations.

Fair Value Option:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115.”  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option permits companies to choose to measure eligible items at fair value at specified election dates.  Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption.  SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We will adopt SFAS No. 159 on January 1, 2008.  We do not expect the provisions of this statement to have a material impact on our financial condition or results of operations.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year.   We do not expect the provisions of this interpretation to have a material impact on our financial condition or results of operations.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans:  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. We have adopted the new reporting requirements and related new footnote disclosure rules of SFAS No. 158 however, our accrued postretirement benefit cost was not material at December 31, 2007, 2006, and 2005; therefore, additional disclosure is not provided.  The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not expect the new measurement date requirement of this statement to have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes:  In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN No. 48 effective January 1, 2007.  The adoption of FIN No. 48 did not have any impact on our financial condition.  Details related to the adoption of FIN No. 48 are more fully discussed in Note O - Income Taxes.

Note C —  Acquisitions

On May 31, 2007, we acquired FINA Bancorp (FINA), the parent company of First National Bank, Valparaiso (First National), for $134.19 million.  First National is a full service bank that had 26 banking facilities located in Porter, LaPorte and Starke Counties of Indiana.  Pursuant to the definitive agreement, FINA shareholders were able to choose whether to receive 1st Source common stock and/or cash pursuant to the election procedures described in the definitive agreement.   Under the terms of the transaction, FINA was acquired in exchange for 2,124,974 shares of 1st Source common stock valued at $53.68 million and $80.51 million in cash.  The value of the common stock was $25.26 per share.  We believe that the purchase of FINA is a natural extension of our service area and is consistent with our growth and market expansion initiatives. The results of operations for First National have been included in the consolidated financial statements since the date of acquisition.

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

The following table shows the excess purchase price over carrying value of new assets acquired, purchase prince allocation and resulting goodwill recorded to date.

(Dollars in thousands)
Purchase price	$134,193
Carrying value of net assets acquired	68,676
Excess of purchase price over carrying value of net assets acquired	65,517
Purchase accounting adjustments
Securities	(44)
Loans	1,707
Premises and equipment	1,765
Mortgage servicing rights	(511)
Other assets	337
Deposits	(1,489)
Severance and exit costs	3,098
Other liabilities	503
Deferred taxes	1,944
Subtotal	72,827
Core deposit intangibles	(8,689)
Other identifiable intangible assets	(254)
Goodwill	$63,884

The following table summarizes the estimated fair value of net assets acquired related to the FINA acquisition.

(Dollars in thousands)
Assets:
Cash and cash equivalents	$171,308
Securities	184,494
Loans, net of reserve for loan losses	235,709
Premises and equipment	14,277
Mortgage servicing rights	1,086
Goodwill and other intangibles	72,827
Other assets	8,623
Total assets	688,324
Liabilities:
Deposits	(521,630)
Borrowings	(18,184)
Other liabilities	(14,317)
Total liabilities	(554,131)
Fair value of net assets acquired	$134,193

Note D — Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2007
U.S. Treasury and government agencies securities	$284,214	$1,556	$(134)	$285,636
States and political subdivisions	258,260	1,162	(544)	258,878
Mortgage-backed securities	199,382	988	(1,274)	199,096
Other securities	49,003	2,832	(527)	51,308
Total investment securities available-for-sale	$790,859	$6,538	$(2,479)	$794,918
December 31, 2006
U.S. Treasury and government agencies securities	$386,678	$67	$(2,442)	$384,303
States and political subdivisions	182,356	266	(1,882)	180,740
Mortgage-backed securities	79,648	490	(960)	79,178
Other securities	60,409	4,328	(286)	64,451
Total investment securities available-for-sale	$709,091	$5,151	$(5,570)	$708,672

The contractual maturities of investment securities available-for-sale at December 31, 2007, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$358,627	$359,279
Due after one year through five years	145,222	146,157
Due after five years through ten years	50,917	51,344
Due after ten years	-	-
Mortgage-backed securities	199,382	199,096
Equity securities	36,711	39,042
Total investment securities available-for-sale	$790,859	$794,918

At December 31, 2007, the mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government.  At December 31, 2007, other securities we held consisted primarily of other equity investments, FNMA and FHLMC preferred securities, and FHLB securities.

Gross realized losses of $4.12 million, $0.45 million, and $0.64 million and gross gains of $1.06 million, $0.61 million, and $0.17 million were recognized on investment securities available-for-sale, in 2007, 2006, and 2005, respectively.  The gross losses in 2007 and 2005 include $4.11 million and $0.61 million, respectively, in other-than-temporary impairment on preferred stock issued by the FNMA and the FHLMC.  We did not record any other-than-temporary impairment on any securities for 2006.  There were no trading securities outstanding at December 31, 2007 or 2006.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2007
U.S. Treasury and government agencies securities	$5,058	$(5)	$47,856	$(129)	$52,914	$(134)
States and political subdivisions	30,209	(137)	70,039	(407)	100,248	(544)
Mortgage-backed securities	64,965	(627)	27,680	(647)	92,645	(1,274)
Other securities	921	(229)	6,715	(298)	7,636	(527)
Total temporarily impaired securities	$101,153	$(998)	$152,290	$(1,481)	$253,443	$(2,479)

December 31, 2006
U.S. Treasury and government agencies securities	$139,532	$(58)	$137,416	$(2,384)	$276,948	$(2,442)
States and political subdivisions	21,702	(65)	112,493	(1,817)	134,195	(1,882)
Mortgage-backed securities	17,585	(105)	27,013	(855)	44,598	(960)
Other securities	2,236	(56)	6,302	(230)	8,538	(286)
Total temporarily impaired securities	$181,055	$(284)	$283,224	$(5,286)	$464,279	$(5,570)

At December 31, 2007, we do not believe any individual unrealized loss represented other-than-temporary impairment.  The unrealized losses were primarily attributable to changes in interest rates.   We have both the intent and the ability to hold these securities for a time necessary to recover the amortized cost.

At December 31, 2007 and 2006, investment securities with carrying values of $403.82 million and $286.60 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note E — Loans and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2007 and 2006, and totaled $3.19 billion and $2.70 billion, respectively.   At December 31, 2007 and 2006, net deferred loan and lease costs were $6.30 million and $6.26 million, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated balance sheet.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2007 and 2006, follows:

(Dollars in thousands)	2007	2006
Direct finance leases:
Rentals receivable	$157,658	$153,058
Estimated residual value of leased assets	44,775	54,060
Gross investment in lease financing	202,433	207,118
Unearned income	(29,402)	(31,773)
Net investment in lease financing	$173,031	$175,345

At December 31, 2007, the minimum future lease payments receivable for each of the years 2008 through 2012 were $44.74 million, $37.11 million, $28.39 million, $18.85 million, and $9.37 million, respectively.

We and our subsidiaries have extended, and expect to extend in the future, loans to officers, directors, and principal holders of equity securities of 1st Source and our subsidiaries and to our associates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $5.51 million and $8.99 million at December 31, 2007 and 2006, respectively. During 2007, $4.31 million of new loans were made and repayments and other reductions totaled $7.79 million.

Note F — Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses for each of the three years ended December 31 are shown below.

(Dollars in thousands)	2007	2006	2005
Balance, beginning of year	$58,802	$58,697	$63,672
Provision for (recovery of provision for) loan and lease losses	7,534	(2,736)	(5,855)
Charge-offs	(7,367)	(3,954)	(5,572)
Recoveries	5,254	6,795	6,452
Reserves acquired in acquisitions	2,379	-	-
Balance, end of year	$66,602	$58,802	$58,697

At December 31, 2007 and 2006, nonaccrual and restructured loans and leases, substantially all of which are collateralized, were $10.14 million and $15.58 million, respectively. Interest income for the years ended December 31, 2007, 2006, and 2005, would have increased by approximately $0.72 million, $1.28 million, and $1.38 million, respectively, if these loans and leases had earned interest at their full contract rate.

As of December 31, 2007 and 2006, impaired loans and leases totaled $6.19 million and $12.32 million, respectively, of which $1.26 million and $3.73 million had corresponding specific reserves for loan and lease losses totaling $0.11 million and $0.49 million, respectively. The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them. As of December 31, 2007, a total of $5.24 million of the impaired loans and leases were nonaccrual loans and leases. For 2007, 2006, and 2005 the average recorded investment in impaired loans and leases was $8.35 million, $11.39 million and $27.65 million, respectively, and interest income recognized on impaired loans and leases totaled $0.04 million, $0.56 million, and $1.01 million, respectively.

Note G — Operating Leases

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

Operating lease equipment at December 31, 2007 and 2006, was $81.96 million and $76.31 million, respectively, net of accumulated depreciation of $21.63 million and $27.76 million, respectively.  Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2007, totaled $67.36 million, of which $21.97 million is due in 2008, $18.21 million in 2009, $14.00 million in 2010, $8.93 million in 2011, $3.60 million in 2012, $0.57 million in 2013, and $0.08 million in 2014.  Depreciation expense related to operating lease equipment for the year ended December 31, 2007 was $17.09 million.

Note H — Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)	2007	2006
Land	$6,981	$7,063
Buildings and improvements	52,443	43,111
Furniture and equipment	35,397	32,948
Total premises and equipment	94,821	83,122
Accumulated depreciation and amortization	(49,773)	(45,796)
Net premises and equipment	$45,048	$37,326

Depreciation and amortization of properties and equipment totaled $5.36 million in 2007, $4.80 million in 2006, and $5.00 million in 2005.

Note I - Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $0.76 billion at December 31, 2007, compared to $0.65 billion at December 31, 2006, and $1.54 billion at December 31, 2005.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

(Dollars in thousands)	2007	2006
Mortgage servicing assets:
Balance at beginning of period	$7,590	$19,393
Additions	4,987	8,023
Acquisition of First National Bank, Valparaiso	1,086	-
Amortization	(2,403)	(4,411)
Sales	(3,820)	(15,415)
Carrying value before valuation allowance at end of period	7,440	7,590
Valuation allowance:
Balance at beginning of period	(18)	(30)
Impairment (charges) recoveries	(143)	12
Balance at end of period	$(161)	$(18)
Net carrying value of mortgage servicing assets at end of period	$7,279	$7,572
Fair value of mortgage servicing assets at end of period	$9,010	$10,624

Mortgage servicing assets are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the mortgage servicing assets exceeds the fair value.  Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. During 2007, management determined that it was not necessary to permanently write-down any previously established valuation allowance.  At December 31, 2007, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $1.73 million. This difference represents increases in the fair value of certain mortgage servicing assets accounted for under SFAS No. 140 that could not be recorded above cost basis.

The key economic assumptions used to estimate the value of the mortgage servicing rights as of December 31 follow:

	2007	2006
Expected weighted-average life (in years)	3.19	3.06
Weighted-average constant prepayment rate (CPR)	17.28%	12.24%
Weighted-average discount rate	8.57%	8.37%

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $6.27 million and $7.67 million at December 31, 2007 and December 31, 2006, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.58 million, $5.37 million, and $7.86 million for 2007, 2006, and 2005, respectively. Mortgage loan contractual servicing fees are included in Mortgage banking income on the consolidated statement of income.

Note J — Intangible Assets and Goodwill

At December 31, 2007, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $9.89 million, net of accumulated amortization of $13.21 million. At December 31, 2006, intangible assets consisted of goodwill of $18.85 million and other intangible assets of $0.57 million, net of accumulated amortization of $12.34 million. Intangible asset amortization was $0.87 million, $1.91 million, and $2.66 million for 2007, 2006, and 2005, respectively. Amortization on other intangible assets is expected to total $1.40 million, $1.40 million, $1.40 million, $1.37 million, and $1.24 million in 2008, 2009, 2010, 2011, and 2012, respectively.

A summary of core deposit intangible and other intangible assets as of December 31 follows:

(Dollars in thousands)	2007	2006
Core deposit intangibles:
Gross carrying amount	$15,655	$5,710
Less: accumulated amortization	(5,999)	(5,143)
Net carrying amount	$9,656	$567
Other intangibles:
Gross carrying amount	$7,454	$7,201
Less: accumulated amortization	(7,219)	(7,201)
Net carrying amount	$235	$-

Note K — Long-Term Debt and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2007 and 2006, are as follows:

(Dollars in thousands)	2007	2006
Term loan	$-	$10,000
Federal Home Loan Bank borrowings (4.73%–6.54%)	26,005	26,028
Mandatorily redeemable securities	7,188	6,181
Other long-term debt	1,509	1,552
Total long-term debt and mandatorily redeemable securities	$34,702	$43,761

Annual maturities of long-term debt outstanding at December 31, 2007, for the next five years beginning in 2008, are as follows (in thousands): $15,394; $10,407; $609; $201; and $34.

At December 31, 2006, the $10.00 million term loan bore a fixed interest rate of 4.76%.   Interest was payable quarterly with principal due at the October 31, 2007, maturity. The Term Loan Agreement contained, among other provisions, certain covenants relating to existence and mergers, capital structure, and financial requirements.

At December 31, 2007, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of eight fixed rate notes with maturities ranging from 2008 to 2022. These notes were collateralized by $35.11 million of certain real estate loans.

During 2007, we entered into a line of credit agreement whereby 1st Source may borrow up to $30.00 million.  At December 31, 2007, there were no outstanding borrowings under this line.

Mandatorily redeemable securities as of December 31, 2007, of $7.19 million reflected the "book value" shares under the 1st Source Executive Incentive Plan. See Note L - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and increases in book value per share are recorded as other interest expense. Total interest expense recorded for 2007, 2006, and 2005 was $0.80 million, $0.66 million, and $0.54 million, respectively.

Note L — Employee Stock Benefit Plans

As of December 31, 2007, we had five stock-based employee compensation plans.  These plans include two stock option plans, namely, the 1992 Stock Option Plan, and the 2001 Stock Option Plan; two executive stock award plans, namely, the Executive Incentive Plan, and the Restricted Stock Award Plan; and the Employee Stock Purchase Plan.  These stock-based employee compensation plans were established to help retain and motivate key employees.  All of the plans have been approved by the shareholders of 1st Source Corporation.  The Executive Compensation and Human Resources Committee (the "Committee") of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

A combined summary of activity regarding our active stock option plans and stock award plans is presented in the following table.

		Non-Vested Stock		Stock Options
		Awards Outstanding		Outstanding
			Weighted-		Weighted-
	Shares	Number of	Average		Average
	Available	Shares	Grant-Date	Number of	Exercise
	for Grant		Fair Value	Shares	Price
Balance, January 1, 2005	2,413,399	328,620	$12.88	617,698	$23.61
Shares authorized --2005 EIP	71,963	-	-	-	-
Granted	(83,974)	83,974	15.16	-	-
Stock options exercised	-	-	-	(29,721)	11.31
Stock awards vested	-	(14,892)	15.39	-	-
Forfeited	9,570	(24,653)	12.08	(7,129)	27.21
Canceled	-	-	-	-	-
Balance, December 31, 2005	2,410,958	373,049	13.35	580,848	24.19
Shares authorized --2006 EIP	76,442	-	-	-	-
Granted	(97,123)	94,264	16.65	2,859	29.46
Stock options exercised	-	-	-	(71,062)	12.78
Stock awards vested	-	(37,269)	15.57	-	-
Forfeited	17,382	(19,896)	13.46	(23,170)	20.74
Canceled	-	-	-	-	-
Balance, December 31, 2006	2,407,659	410,148	13.90	489,475	26.04
Shares authorized --2007 EIP	97,250	-	-	-	-
Granted	(131,796)	129,100	18.90	2,696	28.40
Stock options exercised	-	-	-	(20,654)	15.63
Stock awards vested	-	(48,530)	15.43	-	-
Forfeited	555	(20,516)	12.33	-	-
Canceled	-	-	-	-	-
Balance, December 31, 2007	2,373,668	470,202	$15.18	471,517	$26.51

Stock Option Plans — Our incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and the 2001 Stock Option Plan (the "2001 Plan").  As of December 31, 2007, there were 407,262 stock options remaining exercisable under the 1992 Plan, all of which will expire no later than January 2011.  We have not issued any awards from the 1992 Plan since 2001, as the 1992 Plan was terminated, except for outstanding options, after the 2001 Plan was approved by the shareholders.  Options under the 2001 Plan vest in one to eight years from date of grant.  As of December 31, 2007, there were 64,255 shares available for issuance upon exercise and 2,119,922 shares available for issuance under the 2001 Plan.

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

Proceeds from stock option exercises totaled $0.32 million in 2007, $0.91 million in 2006, and $0.34 million in 2005.  During 2007, 20,654 shares were issued in connection with stock option exercises from available treasury shares.  All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $0.12 million and $0.06 million, respectively, at December 31, 2007.  The total intrinsic value of stock options exercised was $0.27 million in 2007, $0.96 million in 2006, and $0.29 million in 2005.  The total fair value of share awards vested was $0.98 million during 2007, $0.67 million in 2006, and $0.46 million in 2005.

Other information regarding stock options outstanding and exercisable as of December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$12.04 to $17.99	29,508	4.74	$13.38	18,508	$14.18
$18.00 to $26.99	55,587	2.83	21.06	55,587	21.06
$27.00 to $29.46	386,422	0.60	28.30	383,726	28.30

As stated in Note A - Accounting Policies, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R).  SFAS No. 123(R) requires that stock-based compensation to employees be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for 1st Source, is the date of grant.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards.  As a result of applying the provisions of SFAS No. 123(R), we recognized additional stock-based compensation expense related to stock options of $65,174 for 2007 and $61,606 for 2006 (not subject to tax).  The increase in stock-based compensation expense related to stock options had an immaterial impact on basic or diluted earnings per share during 2007 and 2006.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility estimated over a period at least equal to the estimated term of the options.  In estimating the fair value of stock options under the Black-Scholes valuation model, separate groups of employees that have similar historical exercise behavior are considered separately.  The expected term of the options granted is derived based on past experience and represents the period of time that options granted are expected to be outstanding.  The following weighted-average assumptions were used in the option pricing model for options granted in 2007 and 2006 (no options were granted in 2005):  a risk-free interest rate of 4.10% for 2007 and 4.87% for 2006; an expected dividend yield of 1.94% for 2007 and 2.02% for 2006; an expected volatility factor of 30.46% for 2007 and 35.73% for 2006; and an expected option life of 4.67 years for 2007 and 5.23 years for 2006. The weighted-average grant date per share fair value of options granted was $7.67 for 2007 and $9.75 for 2006.

The following pro forma information presents net income and earnings per share for 2005 as if the fair value method of SFAS No. 123 had been used to measure compensation cost for the stock option plans.

Year Ended December 31 (Dollars in thousands, except per share data)	2005
Net income, as reported	$33,751
Add:
Stock-based employee compensation expense included in reported net income,
net of related tax effects	2,875
Deduct:
Stock-based employee compensation expense determined under fair value based
method for all awards, net of related tax effects	(2,998)
Pro forma net income	$33,628
Earnings per share:
Basic — as reported	$1.48
Basic — pro forma	$1.48
Diluted — as reported	$1.46
Diluted — pro forma	$1.46

Stock Award Plans — Our incentive stock award plans include the Executive Incentive Plan (EIP) and the Restricted Stock Award Plan (RSAP).  The EIP is also administered by the Committee. Awards under the EIP include "book value" shares and "market value" shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment.  The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over a five- to ten-year period and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.

Stock-based compensation expense totaled $1.83 million in 2007, $0.41 million in 2006, and $4.66 million in 2005.  The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $0.69 million in 2007, $0.16 million in 2006, and $1.79 million in 2005.  Unrecognized stock-based compensation expense related to stock options totaled $43,846 at December 31, 2007.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.1 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $785,292 at December 31, 2007.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.95 years.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for our purposes is the date of the award.

Employee Stock Purchase Plan — We offer an Employee Stock Purchase Plan (ESPP) for substantially all employees with at least two years of service on the effective date of an offering under the plan.  Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2007, 2006, and 2005 offerings were $25.58 (1.69%),  $25.70 (3.45%), and $21.84 (2.02%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2007 and runs through June 1, 2009, with $421,502 in stock value to be purchased at $25.58 per share. The 2007 and 2006 offerings have been determined to be non-compensatory under SFAS No. 123(R).  The fair value of the employees’ purchase rights for the 2005 offering was estimated using the Black-Scholes model. The following assumptions were used in the model: a risk-free interest rate of 3.40%; an expected dividend yield of 2.17%; an expected volatility factor of 27.49%; and an expected life 2.0 years. The fair value for shares offered in 2005 was $3.44.

Note M — Subordinated Notes

As of December 31, 2007, we sponsored three trusts, 1st Source Capital Trust III and IV and 1st Source Master Trust (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust.

Distributions on the capital securities issued by the Capital Trusts are payable quarterly at a rate per annum equal to the interest rate being earned by the Capital Trust on the subordinated notes held by that Capital Trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated notes. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

The subordinated notes are summarized as follows, at December 31, 2007:

	Amount of
	Subordinated	Interest	Maturity
(Dollars in thousands)	Notes	Rate	Date
November 2002 issuance-floating rate	$10,310	8.22%	11/15/32
September 2004 issuance-fixed rate	30,928	7.66%	12/15/34
June 2007 issuance-fixed rate	41,238	7.22%	06/15/37
August 2007 issuance-fixed rate	17,526	7.10%	09/15/37
Total	$100,002

On February 15, 2008, the capital securities of Capital Trust III, the November 2002 issuance, were redeemed.

Note N — Employee Benefit Plans

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

Employees are eligible to participate in the Plan on the first day of employment.  After one year and 1,000 hours of service worked, we are required under the 401(k) component of the Plan to match dollar for dollar participant contributions up to 4% of compensation, plus 50 cents per dollar of the next 2% deferrals.  We will also contribute to the Plan an amount designated as a fixed profit sharing contribution.  The amount of fixed profit sharing contribution is equal to two percent of compensation.  Additionally, each year we may, in our sole discretion, make additional contributions to the 401(k) component of the Plan.  As of December 31, 2007 and 2006, there were 1,302,924 and 1,312,203 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.

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

Contribution expense for the years ended December 31, 2007, 2006, and 2005, amounted to $2.74 million, $2.39 million, and $2.32 million, respectively.

Contributions to the defined contribution money purchase pension plan are based on 2% of participants’ eligible compensation. For the years ended December 31, 2007, 2006, and 2005, total pension expense for this plan amounted to $1.06 million, $0.85 million, and $0.91 million, respectively.

Through April 30, 2007, Trustcorp contributed to a defined contribution plan for all of its employees who met the general eligibility requirements of the plan. Contribution expense for this plan for the years ended December 31, 2007, 2006, and 2005, amounted to $0.03 million, $0.09 million, and $0.14 million, respectively.  Effective May 1, 2007, this plan was merged into the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan.

First National contributed to a defined contribution plan for all of its employees who met general eligibility requirements of the plan.  Contribution expense for this plan for the year ended December 31, 2007 was $0.09 million.

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

Our net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 2007, 2006, and 2005 amounted to $(0.01) million, $0.12 million, and $0.33 million, respectively.  Our accrued postretirement benefit cost was not material at December 31, 2007, 2006, and 2005.

Note O — Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)	2007	2006	2005
Current:
Federal	$14,630	$22,350	$16,625
State	1,072	1,781	1,909
Total current	15,702	24,131	18,534
Deferred:
Federal	(4,191)	(3,434)	(2,644)
State	(367)	(451)	(264)
Total deferred	(4,558)	(3,885)	(2,908)
Total provision	$11,144	$20,246	$15,626

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:

	2007		2006		2005
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
Year Ended December 31 (Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Statutory federal income tax	$14,589	35.0%	$20,840	35.0%	$17,282	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(2,380)	(5.7)	(1,669)	(2.8)	(1,749)	(3.5)
State taxes, net of federal income tax benefit	458	1.1	865	1.5	1,069	2.2
Dividends received deduction	(343)	(0.8)	(270)	(0.5)	(188)	(0.4)
Other	(1,180)	(2.9)	480	0.8	(788)	(1.6)
Total	$11,144	26.7%	$20,246	34.0%	$15,626	31.7%
The tax (benefit) expense applicable to securities (losses) gains for the years 2007, 2006, and 2005 was $(1,185,000), $758,000, and $134,000, respectively.

Deferred tax assets and liabilities as of December 31, 2007 and 2006 consisted of the following:

(Dollars in thousands)	2007	2006
Deferred tax assets:
Reserve for loan and lease losses	$25,649	$22,551
Accruals for employee benefits	3,693	3,827
Securities valuation reserve	2,762	1,319
Net unrealized losses on securities available-for-sale	-	159
Other	586	1,403
Total deferred tax assets	32,690	29,259
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	30,558	32,108
Capitalized loan costs	2,833	2,307
Mortgage servicing	2,174	3,394
Differing bases in assets related to acquisitions	2,095	433
Net unrealized gains on securities available-for-sale	1,537	-
Other	1,674	2,060
Total deferred tax liabilities	40,871	40,302
Net deferred tax liability	$8,181	$11,043

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2007
Balance, beginning of year	$5,795
Additions based on tax positions related to the current year	1,268
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance, end of year	$7,063

Of the balance at December 31, 2007, $4.25 million would affect the effective tax rate if recognized.  Interest and penalties are recognized through the income tax provision.  For the years 2007, 2006 and 2005, we recognized approximately $0.26 million, $(0.11) million and $0.23 million, respectively, in interest, net of tax effect, and penalties.  Interest and penalties of approximately $1.13 million, $0.87 million, and $0.98 million were accrued at December 31, 2007, 2006, and 2005, respectively.

Tax years that remain open and subject to audit include the Federal 2004–2007 years and the Indiana 2002–2007 years.  Additionally, we have an open tax examination with the Indiana Department of Revenue for the tax years 2002-2004.  Indiana is currently proposing adjustments for certain apportionment issues.  We are appealing these adjustments.

Note P — Contingent Liabilities, Commitments, and Financial Instruments with Off-Balance-Sheet Risk

Contingent Liabilities —1st Source and our subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on our consolidated financial position or results of operations.

Commitments — 1st Source and our subsidiaries are obligated under operating leases for certain office premises and equipment. In 1982, we sold the headquarters building and entered into a leaseback agreement with the purchaser.  At December 31, 2007, the remaining term of the lease was four years with options to renew for up to 15 additional years. Approximately 30% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately, $2.75 million in 2008, $2.40 million in 2009, $2.07 million in 2010, $1.79 million in 2011, $0.82 million in 2012, and $1.07 million, thereafter. As of December 31, 2007, future minimum rentals to be received under noncancellable subleases totaled $3.31 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31 (Dollars in thousands)	2007	2006	2005
Gross rental expense	$3,255	$3,250	$3,574
Sublease rental income	(1,640)	(1,626)	(1,809)
Net rental expense	$1,615	$1,624	$1,765

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

The Banks grant mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.

Letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing letters of credit are essentially the same as those involved in extending loan commitments to clients.

As of December 31, 2007 and 2006, 1st Source and our subsidiaries had commitments outstanding to originate and purchase mortgage loans aggregating $71.50 million and $113.25 million, respectively. Outstanding commitments to sell loans aggregated $45.53 million at December 31, 2007, and $73.87 million at December 31, 2006. Standby letters of credit totaled $61.79 million and $83.15 million at December 31, 2007 and 2006, respectively. Standby letters of credit have terms ranging from six months to one year.

Note Q — Derivative Financial Instruments

We have certain interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which we enter into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, we agree to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows our client to effectively convert a variable rate loan to a fixed rate.  Because we act as an intermediary for our client, changes in the fair value of the underlying derivative contracts offset each other and do not impact our results of operations.  At December 31, 2007 and 2006, the notional amount of non-hedging interest rate swaps was $196.52 million and $14.55 million, respectively.

Note R — Regulatory Matters

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

The most recent notification from the Federal bank regulators categorized 1st Source Bank, the largest of our subsidiaries, as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that we believe will have changed the institution’s category.

As discussed in Note M- Subordinated Notes, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

The actual and required capital amounts and ratios for 1st Source Corporation, 1st Source Bank, and First National Bank, Valparaiso, as of December 31, 2007, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$478,433	13.04%	$293,407	8.00%	$366,759	10.00%
1st Source Bank	404,607	11.82%	273,837	8.00%	342,296	10.00%
First National Bank, Valparaiso	63,970	24.12%	21,218	8.00%	26,522	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	431,283	11.76%	146,704	4.00%	220,056	6.00%
1st Source Bank	361,486	10.56%	136,918	4.00%	205,377	6.00%
First National Bank, Valparaiso	61,156	23.06%	10,609	4.00%	15,913	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	431,283	9.92%	173,859	4.00%	217,324	5.00%
1st Source Bank	361,486	9.16%	157,906	4.00%	197,382	5.00%
First National Bank, Valparaiso	61,156	10.20%	23,972	4.00%	29,965	5.00%

The Banks are required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2007 and 2006, was approximately $4.32 million and $6.23 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Banks can pay dividends in 2008 of up to $24.32 million, plus an additional amount equal to its net profits for 2008, as defined by statute, up to the date of any such dividend declaration.

Due to our mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies.  1st Source Bank's net worth requirements are governed by the Department of Housing and Urban Development and GNMA.  As of December 31, 2007, 1st Source Bank met its minimum net worth capital requirements.

Note S — Fair Values of Financial Instruments

The fair values of our financial instruments as of December 31, 2007 and 2006 are summarized in the table below.

	2007		2006
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$153,137	$153,137	$118,131	$118,131
Federal funds sold and interest bearing deposits with other banks	25,817	25,817	64,979	64,979
Investment securities, available-for-sale	794,918	794,918	708,672	708,672
Mortgages held for sale	25,921	25,921	50,159	50,159
Loans and leases, net of reserve for loan and lease losses	3,124,839	3,144,394	2,643,735	2,608,909
Interest rate swaps	4,573	4,573	122	122
Liabilities:
Deposits	$3,469,663	$3,468,360	$3,048,284	$3,048,971
Short-term borrowings	337,832	337,832	222,718	222,718
Long-term debt and mandatorily redeemable securities	34,702	34,900	43,761	43,502
Subordinated notes	100,002	89,959	59,022	60,768
Interest rate swaps	4,573	4,573	122	122
Off-balance-sheet instruments *	-	406	-	346
* Represents estimated cash outflows required to currently settle the obligations at current market rates.

We used the following methods and assumptions in estimating the fair value of our financial instruments:

Cash and Cash Equivalents — The carrying values reported in the consolidated statements of financial condition for cash and due from banks, Federal funds sold and interest bearing deposits with other banks approximate fair values for these assets.

Investment Securities — Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable investments.

Loans and Leases — For variable rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain real estate loans (e.g., one-to-four single family residential mortgage loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of all other loans and leases are estimated using discounted cash flow analyses which use interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.

Mortgages Held for Sale — The fair value of loans held for sale is determined based upon the market sales price of similar loans.

Deposits — The fair values for all deposits other than time deposits are equal to the amounts payable on demand (the carrying value). Fair values of variable rate time deposits are equal to their carrying values. Fair values for fixed rate time deposits are estimated using discounted cash flow analyses using interest rates currently being offered for deposits with similar remaining maturities.

Short-Term Borrowings — The carrying values of Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings, including our liability related to mortgage loans available for repurchase under GNMA optional repurchase programs, approximate their fair values.

Long-Term Debt and Mandatorily Redeemable Securities — The fair values of long-term debt are estimated using discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. The carrying values of mandatorily redeemable securities are based on approximate fair values.

Subordinated Notes — Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on calculated market prices of comparable securities.

Interest Rate Swaps — The carrying value of interest rate swaps is equal to the fair value.  The fair value is based on the estimated amount we would receive or pay to terminate the contract, taking into account the current interest rate.

Off-Balance-Sheet Instruments — Contract and fair values for certain of our off-balance-sheet financial instruments (guarantees and loan commitments) are estimated based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Limitations — Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other such factors.

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

Other significant assets, such as premises and equipment, other assets, and liabilities not defined as financial instruments, are not included in the above disclosures.  In addition, for investment and mortgage-backed securities, the income tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates. Also, the fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Note T — 1st Source Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2007	2006
ASSETS
Cash	$32	$1
Short-term investments with bank subsidiary	11,220	14,442
Investment securities, available-for-sale
(amortized cost of $8,907 and $17,112 at December 31, 2007 and 2006, respectively)	11,075	19,697
Investments in:
Bank subsidiaries	514,988	402,805
Non-bank subsidiaries	4,127	10,202
Loan receivables:
Non-bank subsidiaries	-	3,030
Premises and equipment, net	2,237	2,143
Other assets	9,509	7,660
Total assets	$553,188	$459,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$11,475	$11,472
Other liabilities	3,086	3,209
Long-term debt and mandatorily redeemable securities	108,123	76,395
Total liabilities	122,684	91,076
Shareholders’ equity	430,504	368,904
Total liabilities and shareholders’ equity	$553,188	$459,980

STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2007	2006	2005
Income:
Dividends from bank and non-bank subsidiaries	$58,051	$15,045	$11,552
Rental income from subsidiaries	2,442	2,542	2,472
Other	2,080	4,134	3,286
Total income	62,573	21,721	17,310
Expenses:
Interest on long-term debt and mandatorily redeemable securities	7,294	5,495	5,040
Interest on commercial paper and other short-term borrowings	639	418	73
Rent expense	1,057	1,059	1,059
Other	1,572	1,148	2,352
Total expenses	10,562	8,120	8,524
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	52,011	13,601	8,786
Income tax benefit	2,380	220	897
Income before equity in undistributed (distributed in excess of) income of subsidiaries	54,391	13,821	9,683
Equity in undistributed (distributed in excess of) income of subsidiaries:
Bank subsidiaries	(23,028)	23,448	24,057
Non-bank subsidiaries	(824)	2,028	11
Net income	$30,539	$39,297	$33,751

STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2007	2006	2005
Operating activities:
Net income	$30,539	$39,297	$33,751
Adjustments to reconcile net income to net cash provided by operating activities:
Equity distributed in excess of (undistrbuted) income of subsidiaries	23,852	(25,476)	(24,068)
Depreciation of premises and equipment	316	289	305
Realized and unrealized investment securities (gains) losses	(53)	(517)	(72)
Other	(579)	(1,124)	(218)
Net change in operating activities	54,075	12,469	9,698
Investing activities:
Proceeds from sales and maturities of investment securities	18,752	1,817	15,356
Purchases of investment securities	(10,499)	(3,754)	(10,361)
Net change in premises and equipment	(410)	(288)	(118)
Change in short-term investments with bank subsidiary	3,222	(2,880)	(6,329)
Change in loans made to subsidiaries, net	3,030	2,970	1,000
Capital contributions to subsidiaries	-	1,400	(1,460)
Return of capital from subsidiaries	5,106	-	-
Cash paid for acquisition, net	(78,348)	-	-
Net change in investing activities	(59,147)	(735)	(1,912)
Financing activities:
Net change in commercial paper and other short-term borrowings	3	6,673	3,964
Proceeds from issuance of subordinated notes	58,764	-	-
Payments on subordinated notes	(17,784)	-	-
Proceeds from issuance of long-term debt	-	874	311
Payments on long-term debt	(10,259)	(123)	(44)
Net proceeds from issuance of treasury stock	545	814	528
Acquisition of treasury stock	(12,821)	(7,657)	(2,221)
Cash dividends	(13,345)	(12,315)	(10,325)
Net change in financing activities	5,103	(11,734)	(7,787)
Net change in cash and cash equivalents	31	-	(1)
Cash and cash equivalents, beginning of year	1	1	2
Cash and cash equivalents, end of year	$32	$1	$1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

1st Source carried out an evaluation, under the supervision and with the participation of 1st Source's management, including 1st Source's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 1st Source's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2007, 1st Source's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to 1st Source (including its consolidated subsidiaries) required to be included in 1st Source's periodic SEC filings.

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

1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on management’s assessment, we believe that, as of December 31, 2007, 1st Source’s internal control over financial reporting is effective based on those criteria.

As permitted by the Securities and Exchange Commission, management elected to exclude First National Bank, Valparaiso (First National) which was acquired by us on May 31, 2007.  The assets recorded for First National represented less than fifteen percent of our total consolidated assets as of December 31, 2007, and contributed less than seven percent of total consolidated revenue for the year ended December 31, 2007.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting.  This report appears on page 24.

/s/CHRISTOPHER J. MURPHY III	/s/LARRY E. LENTYCH
CHRISTOPHER J. MURPHY III	LARRY E. LENTYCH
Chairman, President and	Treasurer and Chief Financial
Chief Executive Officer	Officer

South Bend, Indiana

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the caption "Proposal Number 1: Election of Directors," "Board Committees and other Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information under the caption "Remuneration of Executive Officers" of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Voting Securities and Principal Holders Thereof " and "Proposal Number 1: Election of Directors" of the 2008 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a)]
Equity compensation plans
approved by shareholders
1992 stock option plan	407,262	$27.81	-
2001 stock option plan	64,255	18.29	2,119,922
1997 employee stock purchase plan	16,133	25.63	169,915
1982 executive incentive plan	-	-	95,332 (1) (2)
1982 restricted stock award plan	-	-	158,414 (1)
Total plans approved by shareholders	487,650	$26.48	2,543,583
Equity compensation plans
not approved by shareholders	-	-	-
Total equity compensation plans	487,650	$26.48	2,543,583
(1)Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.
(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the caption "Proposal Number 1: Election of Directors" of the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the caption "Relationship with Independent Registered Public Accounting Firm" of the 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm

Consolidated statements of financial condition — December 31, 2007 and 2006

Consolidated statements of income — Years ended December 31, 2007, 2006, and 2005

Consolidated statements of shareholders’ equity — Years ended December 31, 2007, 2006, and 2005

Consolidated statements of cash flows — Years ended December 31, 2007, 2006, and 2005

Notes to consolidated financial statements — December 31, 2007, 2006, and 2005

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.
3(b)	By-Laws of Registrant, as amended January 29, 2004, filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.
4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.
10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(2)	Employment Agreement of Wellington D. Jones III, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(4)	Employment Agreement of Larry E. Lentych, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(5)	Employment Agreement of Richard Q. Stifel, dated April 16, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(a)(6)	Employment Agreement of John B. Griffith, dated March 31, 2001, filed as exhibit to Form 10-K, dated December 31, 2002, and incorporated herein by reference.
10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
10(e)	1st Source Corporation 2001 Stock Option Plan, amended July 27, 2006, and filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.
10(g)(1)
1st Source Corporation 1992 Stock Option Plan, amended July 27, 2006, and dated April 23, 1992, as amended December 11, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(g)(2)	An amendment to 1st Source Corporation 1992 Stock Option Plan, dated July 18, 2000, and filed as exhibit to Form 10-K, dated December 31, 2000, and incorporated herein by reference.
10(h)	1st Source Corporation 1998 Performance Compensation Plan, dated February 19, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(i)	Consulting Agreement of Ernestine M. Raclin, dated April 14, 1998, filed as exhibit to Form 10-K, dated December 31, 1998, and incorporated herein by reference.
10(j)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated, December 31, 2005, and incorporated herein by reference.
21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):
	Name	Jurisdiction
	1st Source Bank	Indiana
	First National Bank, Valparaiso	Indiana
	SFG Equipment Leasing, Inc. *	Indiana
	1st Source Insurance, Inc. *	Indiana
	1st Source Specialty Finance, Inc. *	Indiana
	FBT Capital Corporation (Inactive)	Indiana
	1st Source Leasing, Inc.	Indiana
	1st Source Capital Corporation *	Indiana
	Trustcorp Mortgage Company	Indiana
	1st Source Capital Trust II	Delaware
	1st Source Capital Trust III	Delaware
	1st Source Capital Trust IV	Delaware
	1st Source Master Trust	Delaware
	Michigan Transportation Finance Corporation *	Michigan
	1st Source Intermediate Holding, LLC	Delaware
	1st Source Funding, LLC	Delaware
	1st Source Corporation Investment Advisors, Inc. *	Indiana
	SFG Commercial Aircraft Leasing, Inc. *	Indiana
	SFG Equipment Leasing Corporation I*	Indiana
*Wholly-owned subsidiaries of 1st Source Bank
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).
31.2	Certification of Larry E. Lentych, Chief Financial Officer (Rule 13a-14(a)).
32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.
32.2	Certification of Larry E. Lentych, Chief Financial Officer.

(c) Financial Statement Schedules — None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st SOURCE CORPORATION

   By ______/s/ CHRISTOPHER J. MURPHY III

                                         Christopher J. Murphy III, Chairman of the Board,
    President and Chief Executive Officer

Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 22, 2008
Christopher J. Murphy III	President and Chief Executive Officer

/s/ WELLINGTON D. JONES III	Executive Vice President	February 22, 2008
Wellington D. Jones III	and Director

/s/ LARRY E. LENTYCH	Treasurer, Chief Financial Officer	February 22, 2008
Larry E. Lentych	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 22, 2008
John B. Griffith	and General Counsel

/s/ DANIEL B. FITZPATRICK	Director	February 22, 2008
Daniel B. Fitzpatrick

/s/ TERRY L. GERBER	Director	February 22, 2008
Terry L. Gerber

/s/ LAWRENCE E. HILER	Director	February 22, 2008
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON	Director	February 22, 2008
William P. Johnson

/s/ CRAIG A. KAPSON	Director	February 22, 2008
Craig A. Kapson

/s/ REX MARTIN	Director	February 22, 2008
Rex Martin

/s/ DANE A. MILLER	Director	February 22, 2008
Dane A. Miller

/s/ TIMOTHY K. OZARK	Director	February 22, 2008
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 22, 2008
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 22, 2008
Mark D. Schwabero

/s/ TOBY S. WILT	Director	February 22, 2008
Toby S. Wilt