Form 10-Q
period 2008-03-31
1ST SOURCE CORP
filed 2008-04-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2008

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares of common stock outstanding as of April 18, 2008 – 24,104,797 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$118,844	$153,137
Federal funds sold and
interest bearing deposits with other banks	90,351	25,817
Investment securities available-for-sale
(amortized cost of $763,024 and $790,859
at March 31, 2008 and December 31, 2007, respectively)	772,994	794,918
Mortgages held for sale	37,853	25,921
Loans and leases - net of unearned discount:
Commercial and agricultural loans	641,159	593,806
Auto, light truck and environmental equipment	301,879	305,238
Medium and heavy duty truck	281,554	300,469
Aircraft financing	575,676	587,022
Construction equipment financing	370,276	377,785
Loans secured by real estate	876,885	881,646
Consumer loans	142,412	145,475
Total loans and leases	3,189,841	3,191,441
Reserve for loan and lease losses	(67,428)	(66,602)
Net loans and leases	3,122,413	3,124,839
Equipment owned under operating leases, net of accumulated depreciation	79,844	81,960
Net premises and equipment	44,365	45,048
Goodwill and intangible assets	93,165	93,567
Accrued income and other assets	102,491	101,897
Total assets	$4,462,320	$4,447,104

LIABILITIES
Deposits:
Noninterest bearing	$419,287	$418,529
Interest bearing	3,085,837	3,051,134
Total deposits	3,505,124	3,469,663

Federal funds purchased and securities
sold under agreements to repurchase	237,558	303,429
Other short-term borrowings	74,387	34,403
Long-term debt and mandatorily redeemable securities	35,025	34,702
Subordinated notes	89,692	100,002
Accrued expenses and other liabilities	80,219	74,401
Total liabilities	4,022,005	4,016,600

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,913,889 at March 31, 2008 and 25,927,510 at December 31, 2007, less unearned shares
(270,383 at March 31, 2008 and 284,004 at December 31, 2007)	342,840	342,840
Retained earnings	123,420	117,373
Cost of common stock in treasury (1,538,971 shares at March 31, 2008, and
1,551,396 shares at December 31, 2007)	(32,091)	(32,231)
Accumulated other comprehensive income	6,146	2,522
Total shareholders' equity	440,315	430,504
Total liabilities and shareholders' equity	$4,462,320	$4,447,104

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans and leases	$53,263	$48,274
Investment securities, taxable	6,600	5,730
Investment securities, tax-exempt	2,105	1,417
Other	156	532
Total interest income	62,124	55,953
Interest expense:
Deposits	25,120	25,270
Short-term borrowings	2,381	2,690
Subordinated notes	1,772	1,094
Long-term debt and mandatorily redeemable securities	554	627
Total interest expense	29,827	29,681
Net interest income	32,297	26,272
Provision for (recovery of provision for) loan and lease losses	1,539	(623)
Net interest income after provision for
(recovery of provision for) loan and lease losses	30,758	26,895
Noninterest income:
Trust fees	4,262	3,643
Service charges on deposit accounts	5,108	4,570
Mortgage banking income	1,117	571
Insurance commissions	1,946	1,638
Equipment rental income	5,749	5,098
Other income	2,222	1,719
Investment securities and other investment gains	623	247
Total noninterest income	21,027	17,486
Noninterest expense:
Salaries and employee benefits	20,634	17,566
Net occupancy expense	2,476	1,936
Furniture and equipment expense	3,978	3,094
Depreciation - leased equipment	4,616	4,076
Supplies and communication	1,669	1,272
Other expense	4,528	3,856
Total noninterest expense	37,901	31,800
Income before income taxes	13,884	12,581
Income tax expense	4,530	4,058

Net income	$9,354	$8,523

Per common share
Basic net income per common share	$0.39	$0.38
Diluted net income per common share	$0.38	$0.37
Dividends	$0.140	$0.140
Basic weighted average common shares outstanding	24,096,274	22,504,799
Diluted weighted average common shares outstanding	24,382,507	22,797,557

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Net
					Unrealized
					Appreciation
				Cost of	(Depreciation)
				Common	of Securities
		Common	Retained	Stock	Available-
	Total	Stock	Earnings	in Treasury	For-Sale
Balance at January 1, 2007	$368,904	$289,163	$99,572	$(19,571)	$(260)
Comprehensive Income, net of tax:
Net Income	8,523	-	8,523	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	621	-	-	-	621
Total Comprehensive Income	9,144	-	-	-	-
Issuance of 30,355 common shares
under stock based compensation awards,
including related tax effects	340	-	292	48	-
Cost of 16,758 shares of common
stock acquired for treasury	(174)	-	-	(174)	-
Cash dividend ($0.14 per share)	(3,156)	-	(3,156)	-	-
Balance at March 31, 2007	$375,058	$289,163	$105,231	$(19,697)	$361

Balance at January 1, 2008	$430,504	$342,840	$117,373	$(32,231)	$2,522
Comprehensive Income, net of tax:
Net Income	9,354	-	9,354	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	3,624	-	-	-	3,624
Total Comprehensive Income	12,978	-	-	-	-
Issuance of 12,425 common shares
under stock based compensation awards,
including related tax effects	214	-	74	140	-
Cash dividend ($0.14 per share)	(3,381)	-	(3,381)	-	-
Balance at March 31, 2008	$440,315	$342,840	$123,420	$(32,091)	$6,146

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$9,354	$8,523
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for (recovery of provision for) loan and lease losses	1,539	(623)
Depreciation of premises and equipment	1,470	1,215
Depreciation of equipment owned and leased to others	4,616	4,076
Amortization of investment security premiums
and accretion of discounts, net	127	(64)
Amortization of mortgage servicing rights	694	639
Mortgage servicing asset impairment/(recoveries)	587	(1)
Deferred income taxes	(1,515)	(1,354)
Realized investment securities(gains)	(623)	(247)
Change in mortgages held for sale	(11,932)	8,510
Change in interest receivable	162	938
Change in interest payable	(2,055)	1,162
Change in other assets	(1,635)	1,455
Change in other liabilities	7,103	4,683
Other	679	177
Net change in operating activities	8,571	29,089

Investing activities:
Proceeds from sales of investment securities	5,579	-
Proceeds from maturities of investment securities	192,520	154,101
Purchases of investment securities	(169,768)	(88,034)
Net change in short-term investments	(64,534)	(71,429)
Net change in loans and leases	887	(48,354)
Net change in equipment owned under operating leases	(2,500)	(3,307)
Purchases of premises and equipment	(880)	(839)
Net change in investing activities	(38,696)	(57,862)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(23,898)	(17,684)
Net change in certificates of deposit	59,359	2,830
Net change in short-term borrowings	(25,887)	(244)
Proceeds from issuance of long-term debt	10,006	-
Payments on subordinated notes	(10,310)	-
Payments on long-term debt	(10,214)	(255)
Net proceeds from issuance of treasury stock	214	340
Acquisition of treasury stock	-	(174)
Cash dividends	(3,438)	(3,209)
Net change in financing activities	(4,168)	(18,396)

Net change in cash and cash equivalents	(34,293)	(47,169)

Cash and cash equivalents, beginning of year	153,137	118,131

Cash and cash equivalents, end of period	$118,844	$70,962

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2007 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.  Recent Accounting Pronouncements

Disclosures About Derivative Instruments and Hedging Activities:  In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Although we do not expect the provisions of SFAS No. 161 to have a material impact on our financial statements, we are assessing the potential disclosure effects.

Noncontrolling Interests in Consolidated Financial Statements:  In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the provisions of SFAS No. 160 to have a material impact on our financial condition and results of operations.

Business Combinations:  In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R will only impact us if we are party to a business combination closing on or after January 1, 2009.

Written Loan Commitments Recorded at Fair Value Through Earnings:  In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value through Earnings,” an amendment of  SAB 105, “Application of Accounting Principles to Loan Commitments.”  Under SAB 109, the expected net future cash flows of associated loan servicing activities should be included in the measurement of written loan commitments accounted for at fair value through earnings.  The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  We adopted the provisions of SAB 109 on January 1, 2008.  Details related to the adoption of SAB 109 and the impact on our financial statements are more fully discussed in Note 6 – Fair Value.

Fair Value Option:  In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115” (SFAS No. 159).  The fair value option permits companies to choose to measure eligible items at fair value at specified election dates.  Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption.  SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies financial statements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  Details related to the adoption of SFAS No. 159 and the impact on our financial statements are more fully discussed in Note 6 – Fair Value.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year.   We adopted the provisions of SFAS No. 157 on January 1, 2008.  Details related to the adoption of SFAS No. 157 and the impact on our financial statements are more fully discussed in Note 6 – Fair Value.

Note 3.  Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of future customer performance, collateral values and dispositions and forecasts of future economic and geopolitical events, all of which are subject to judgment and will change.

Note 4.  Financial Instruments with Off-Balance-Sheet Risk and Derivative Transactions

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

We occasionally enter into derivative financial instruments as part of our interest rate risk management strategies.  These derivative financial instruments consist entirely of interest rate swaps.  As of March 31, 2008, the notional amount of non-hedging interest rate swaps was $264.20 million.

1st Source Bank (Bank), a subsidiary of 1st Source Corporation, grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

As of March 31, 2008 and December 31, 2007, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $125.73 million and $71.50 million, respectively. Outstanding commitments to sell mortgage loans aggregated $73.05 million at March 31, 2008, and $45.53 million at December 31, 2007. Standby letters of credit totaled $61.13 million and $83.38 million at March 31, 2008, and December 31, 2007, respectively. Standby letters of credit have terms ranging from six months to one year.

Note 5.  Stock-Based Compensation

As of March 31, 2008, we had five stock-based employee compensation plans, which are more fully described in Note L of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value.  For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date.  For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model.  For all awards we recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which we use the related vesting term. We estimate forfeiture rates based on historical employee option exercise and employee termination experience. We have identified separate groups of awardees that exhibit similar option exercise behavior and employee termination experience and have considered them as separate groups in the valuation models and expense estimates.

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the first quarter of 2008 (March 31, 2008) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of 1st Source’s stock. Total fair value of options vested and expensed was $3 thousand and $267 thousand, net of tax, for the three months ended March 31, 2008 and 2007, respectively.

	March 31, 2008
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Grant-date	Term	Value
	Shares	Fair Value	(in years)	(in 000's)

Options outstanding, beginning of year	471,517	$26.51
Granted	-	-
Exercised	-	-
Forfeited	(6,670)	25.44
Options outstanding, March 31, 2008	464,847	$26.53	0.89	$255

Vested and expected to vest at March 31, 2008	464,847	$26.53	0.89	$255
Exercisable at March 31, 2008	453,847	$26.88	0.79	$156

    No options were granted during the three months ended March 31, 2008.

As of March 31, 2008, there was $2.81 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.72 years.

The following table summarizes information about stock options outstanding at March 31, 2008:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	4.49	$13.38	18,508	$14.18
$18.00 to $26.99	55,587	2.93	20.46	48,917	20.46
$27.00 to $28.40	386,422	0.35	28.30	386,422	28.30

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 6.  Fair Value

As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of SFAS No. 115 .  SFAS No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set forth in the standard.

We elected to adopt SFAS No. 159 for mortgages held for sale (MHFS) at fair value prospectively for new MHFS originations starting on January 1, 2008.  We believe the election for MHFS (which are now hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  There was no transition adjustment required upon adoption of SFAS No. 159 for MHFS because we continued to account for MHFS originated prior to January 1, 2008 at the lower of cost or fair value.  At March 31, 2008, MHFS carried at fair value totaled $37.85 million. There were no MHFS that were originated prior to January 1, 2008 that remain outstanding at March 31, 2008.

In accordance with SFAS No. 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

▪	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

▪
Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

▪
Level 3 – Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities and valuation techniques applied to each for fair value measurement:

▪	Investment securities available for sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

▪	U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.
▪
Government-sponsored agency debt securities and corporate bonds are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

▪
Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMO’s, are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

▪	Other inactive government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.
▪
State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems.  Since some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.  Local tax anticipation warrants, with very little market activity, are priced using an appropriate market yield curve.

▪	Marketable equity (common) securities are primarily priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.
▪
Marketable equity (preferred) securities are primarily priced using available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.

▪	Other non-marketable securities are primarily priced using cost or book values due to an absence of market activity and market data.
▪
Stock in the Federal Reserve Bank and the Federal Home Loan Bank, which totaled $14.88 million at March 31, 2008, is carried at cost and is not reported in the table of assets and liabilities measured at fair value at March 31, 2008.

▪
Mortgages held for sale and the related loan commitments and forward contracts (hedges) are valued using an income approach and utilizing an appropriate current market yield and a loan commitment closing rate based on historical analysis.

▪
Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters.  This valuation process considers various factors including interest rate yield curves, time value and volatility factors.

The table below presents the balance of assets and liabilities at March 31, 2008 measured at fair value on a recurring basis:

March 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$60,792	$683,638	$13,681	$758,111
Mortgages held for sale	-	37,853	-	37,853
Accrued Income and other assets (Interest rate swap agreements)	-	9,726	-	9,726
Total	$60,792	$731,217	$13,681	$805,690

Liabilities				-
Accrued expenses and other liabilities (Interest rate swap agreements)	$-	$9,726	$-	$9,726
Total	$-	$9,726	$-	$9,726

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(Dollars in thousands)	Quarter ended March 31, 2008
Investment securities available for sale
Beginning balance January 1, 2008	$42,212
Total gains or losses (realized/unrealized):
Included in earnings	794
Included in other comprehensive income	(709)
Purchases and issuances	3,917
Settlements	-
Expirations	(32,533)
Transfers in and/or out of Level 3	-
Ending balance March 31, 2008	$13,681

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to
assets and liabilities still held at March 31, 2008.	$-

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of venture capital partnership investments and the adjustments to fair value primarily result from application of lower-of-cost-or-fair value accounting.  These assets are valued using financial statements provided by the partnerships.  For assets measured at fair value on a nonrecurring basis on hand at March 31, 2008, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans (1)	$-	$-	$5,892	$5,892
Accrued income and other assets (venture capital partnership investments)	-	-	2,896	2,896
	$-	$-	$8,788	$8,788

(1) Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.
The carrying value of loans fully charged off, the majority of which are unsecured lines and loans, is zero.

Fair Value Option

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on March 31, 2008:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$37,853	$37,331	$522	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

(1) The excess of fair value carrying amount over unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2007, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2008, as compared to December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2007 Annual Report.

FINANCIAL CONDITION

    Our total assets at March 31, 2008, were $4.46 billion, relatively unchanged from December 31, 2007. Total loans and leases increased 1.02% and total deposits remained stable over the comparable figures at the end of 2007.

         Nonperforming assets at March 31, 2008, were $18.58 million, which was relatively unchanged from the $18.48 million reported at December 31, 2007.  At March 31, 2008, nonperforming assets were 0.57% of net loans and leases compared to 0.56% at December 31, 2007.

Accrued income and other assets were as follows:

(Dollars in Thousands)

	March 31,	December 31,
	2008	2007
Accrued income and other assets:
Bank owned life insurance cash surrender value	$37,692	$38,871
Accrued interest receivable	19,131	19,293
Mortgage servicing assets	6,463	7,279
Other real estate	4,742	4,821
Repossessions	1,604	2,291
Intangible assets	93,165	93,567
All other assets	32,859	29,341
Total accrued income and other assets	$195,656	$195,463

CAPITAL

      As of March 31, 2008, total shareholders' equity was $440.32 million, up 2.28% from the $430.50 million at December 31, 2007.  In addition to net income of $9.35 million, other significant changes in shareholders’ equity during the first three months of 2008 included $3.38 million of dividends paid.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $6.15 million at March 31, 2008, compared to $2.52 million at December 31, 2007.  The improvement in accumulated other comprehensive income/(loss) for the first quarter of 2008 over the same period of 2007 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.   Our equity-to-assets ratio was 9.87% as of March 31, 2008, compared to 9.68% at December 31, 2007.  Book value per common share rose to $18.27 at March 31, 2008, up from $17.87 at December 31, 2007.

      We declared and paid dividends per common share of $0.14 during the first quarter of 2008.  The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 43.41%.   The dividend payout is continually reviewed by management and the Board of Directors.

      The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation, 1st Source Bank, and First National Bank, Valparaiso (FNBV) as of March 31, 2008, are presented in the table below:

			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$474,703	12.89%	$294,552	8.00%	$368,191	10.00%
1st Source Bank	409,851	11.93	274,837	8.00	343,546	10.00
First National Bank, Valparaiso	64,825	23.08	22,474	8.00	28,093	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	427,821	11.62	147,276	4.00	220,914	6.00
1st Source Bank	366,638	10.67	137,418	4.00	206,127	6.00
First National Bank, Valparaiso	62,008	22.07	11,237	4.00	16,856	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	427,821	10.02	170,743	4.00	213,429	5.00
1st Source Bank	366,638	9.44	155,347	4.00	194,183	5.00
First National Bank, Valparaiso	62,008	10.25	24,191	4.00	30,239	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to package loans for sale.   Our loan to asset ratio was 71.48% at March 31, 2008 compared to 71.76% at December 31, 2007 and 72.35% at March 31, 2007.  Cash and cash equivalents totaled $118.84 million at March 31, 2008 compared to $153.14 million at December 31, 2007 and $70.96 million at March 31, 2007.  At March 31, 2008, the consolidated statement of financial condition was rate sensitive by $1.03 billion more liabilities than assets scheduled to reprice within one year, or approximately 0.71%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

SUBORDINATED DEBT

During the first quarter of 2008, we redeemed $10.31 million in floating-rate trust preferred securities issued by 1st Source Capital Trust III and $0.43 million of pre-tax capitalized debt issuance costs were written off.   We will dissolve our unconsolidated subsidiary 1st Source Capital Trust III.

RESULTS OF OPERATIONS

      Net income for the three-month period ended March 31, 2008, was $9.35 million, compared to $8.52 million for the same period in 2007.  Diluted net income per common share was $0.38 for the three month period ended March 31, 2008, compared to $0.37 for the same period in 2007.  Return on average common shareholders' equity was 8.56% for the three months ended March 31, 2008, compared to 9.24% in 2007. The return on total average assets was 0.86% for the three months ended March 31, 2008, compared to 0.94% in 2007.

The increase in net income for the three months ended March 31, 2008, over the first three months of 2007, was primarily the result of an increase in net interest income and total noninterest income. These positive impacts to net income were somewhat offset by an increase in the provision for loan and lease losses and noninterest expense.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

      The taxable equivalent net interest income for the three months ended March 31, 2008, was $33.22 million, an increase of 23.18% over the same period in 2007. The May 31, 2007 acquisition of FNBV accounted for over half of the growth in taxable equivalent net interest income.  The net interest margin on a fully taxable equivalent basis was 3.33% for the three months ended March 31, 2008, compared to 3.17% for the three months ended March 31, 2007.

During the first quarter of 2008, average earning assets increased $558.56 million or 16.18% while average interest-bearing liabilities increased $547.84 million or 18.71% over the comparable period one year ago.  The yield on average earning assets decreased 34 basis points to 6.32% for the first quarter of 2008 from 6.66% for the first quarter of 2007.  The rate earned on assets decreased due to the decrease in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 66 basis points to 3.45% as of March 31, 2008 from 4.11% at March 31, 2007, as liabilities were also affected by short-term market interest rate decreases.  The result was an increase of 16 basis points to the net interest margin, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

   The largest contributor to the decrease in the yield on average earning assets for the first three months of 2008 compared to the first three months of 2007 was a decline in the yield of 45 basis points despite the $528.87 million or 17.41% increase in net loans and leases.  Total average investment securities increased 17.09% for the three month period over one year ago.  Average mortgages held for sale decreased 16.96% primarily due to a reduction of our mortgage purchase activity with the majority of our production affiliates.  Other investments, which include federal funds sold, time deposits with other banks and commercial paper, decreased 48.19% for the three month period over one year ago as excess funds were invested.

      Average interest-bearing deposits increased $432.14 million or 16.78% for the first three months of 2008 over the same period in 2007. The effective rate paid on average interest-bearing deposits decreased 62 basis points to 3.36% as of March 31, 2008 compared to 3.98% as of March 31, 2007.  The decrease in the average cost of interest-bearing deposits during the first three months of 2008 as compared to the first three months of 2007 was primarily the result of decreases in interest rates offered on deposit products due to decreases in market interest rates.  Average interest-bearing deposits at FNBV were $475.18 million for the first quarter of 2008.

Average short-term borrowings increased $90.41 million or 36.33% for the first quarter of 2008, compared to the same period in 2007.  Interest paid on short-term borrowings decreased 156 basis points due to the interest rate decrease in adjustable rate borrowings.  Average subordinated notes increased $35.77 million for the first quarter of 2008, compared to the same period in 2007.  This increase is due to the issuance of $40.00 million of trust preferred securities on June 7, 2007, which were used to fund a portion of the purchase price for FNBV.  Average long-term debt decreased $9.49 million or 21.77% during the first three months of 2008 as compared to the first three months of 2007.  The majority of the decrease in long-term debt was made up of Federal Home Loan Bank borrowings.

Average demand deposits increased $56.20 million during the first quarter of 2008, compared to the same period one year ago.  The majority of the increase was due to demand deposits at FNBV.

      The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended March 31,
		2008			2007

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$542,980	$6,600	4.89%	$484,489	$5,730	4.80%
Tax exempt	236,082	2,895	4.93%	180,861	2,018	4.53%
Mortgages - held for sale	32,361	484	6.02%	38,969	638	6.64%
Net loans and leases	3,177,595	52,908	6.70%	2,706,462	47,728	7.15%
Other investments	21,155	156	2.97%	40,832	532	5.28%

Total Earning Assets	4,010,173	63,043	6.32%	3,451,613	56,646	6.66%

Cash and due from banks	95,576			70,166
Reserve for loan and lease losses	(66,834)			(58,800)
Other assets	322,822			218,817

Total	$4,361,737			$3,681,796

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,007,404	$25,120	3.36%	$2,576,261	$25,270	3.98%
Short-term borrowings	339,282	2,381	2.82%	248,871	2,690	4.38%
Subordinated notes	94,790	1,772	7.52%	59,022	1,094	7.52%
Long-term debt and
mandatorily redeemable securities	34,089	554	6.54%	43,575	627	5.84%

Total Interest-Bearing Liabilities	3,475,565	29,827	3.45%	2,927,729	29,681	4.11%
Noninterest-bearing deposits	370,320			314,124
Other liabilities	76,103			65,749
Shareholders' equity	439,749			374,194

Total	$4,361,737			$3,681,796

Net Interest Income		$33,216			$26,965

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.33%			3.17%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three month period ended March 31, 2008 was $1.54 million compared to a recovery of the provision for loan and lease losses in the three month period ended March 31, 2007 of $0.62 million.  Net charge-offs of $0.71 million were recorded for the first quarter 2008, compared to net recoveries of $0.52 million for the same quarter a year ago.

       On March 31, 2008, loan and lease delinquencies were 0.73% as compared to 0.25% on March 31, 2007. The change in delinquencies for the first quarter of 2008 and the first quarter of 2007, were spread throughout the various types of loans and leases in the loan and lease portfolio.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.11% as compared to 2.13% one year ago and 2.09% at December 31, 2007.  A summary of loan and lease loss experience during the three-month periods ended March 31, 2008 and 2007 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended
	March 31,
	2008	2007

Reserve for loan and lease losses - beginning balance	$66,602	$58,802
Charge-offs	(1,582)	(1,345)
Recoveries	869	1,868
Net (charge-offs)/recoveries	(713)	523

Provision for (recovery of provision for) loan and lease losses	1,539	(623)

Reserve for loan and lease losses - ending balance	$67,428	$58,702

Loans and leases outstanding at end of period	$3,189,841	$2,751,415
Average loans and leases outstanding during period	3,177,595	2,706,462

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.11%	2.13%
Ratio of net charge-offs/(recoveries) during period to
average loans and leases outstanding	0.09%	(0.08)%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	March 31,	December 31,	March 31,
	2008	2007	2007

Loans and leases past due 90 days or more	$1,072	$1,105	$75
Nonaccrual and restructured loans and leases	10,966	10,136	12,275
Other real estate	4,742	4,821	534
Repossessions	1,604	2,291	1,019
Equipment owned under operating leases	200	126	112

Total nonperforming assets	$18,584	$18,479	$14,015

Nonperforming assets totaled $18.58 million at March 31, 2008, relatively unchanged from the $18.48 million reported at December 31, 2007, and a 32.60% increase from the $14.02 million reported at March 31, 2007.  The increase during the first quarter 2008 compared the same period in 2007 was primarily related to an increase in other real estate.  The increase in other real estate is due to $3.34 million of former bank premises held for sale at FNBV.  Nonperforming assets as a percentage of total loans and leases were 0.57% at March 31, 2008, 0.56% at December 31, 2007, and 0.50% at March 31, 2007.

Repossessions consisted mainly of aircraft, automobiles, light trucks, medium and heavy duty trucks, and construction equipment at March 31, 2008.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of March 31, 2008

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	recoveries

Commercial and agricultural loans	$641,159	$787	$-	$131
Auto, light truck and environmental equipment	301,879	509	255	(57)
Medium and heavy duty truck	281,554	839	375	433
Aircraft financing	575,676	1,948	768	(400)
Construction equipment financing	370,276	698	150	431
Loans secured by real estate	876,885	6,106	936	16
Consumer loans	142,412	79	57	127

Total	$3,189,841	$10,966	$2,541	$681

For financial statements purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

Noninterest income for the three-month periods ended March 31, 2008 and 2007 was $21.02 million and $17.49 million, respectively.   Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended
	March 31,
	2008	2007
Noninterest income:
Trust fees	$4,262	$3,643
Service charges on deposit accounts	5,108	4,570
Mortgage banking income	1,117	571
Insurance commissions	1,946	1,638
Equipment rental income	5,749	5,098
Other income	2,222	1,719
Investment securities and other investment gains	623	247

Total noninterest income	$21,027	$17,486

Noninterest income increased in all categories for the first quarter of 2008 as compared to the first quarter of 2007.  Trust fees increased $0.62 million, or 16.98%, during the first quarter of 2008 as compared to the first quarter of 2007.  This increase was primarily due to an increase in assets under management and an increase in our investment advisory management fees received from the 1st Source Monogram Funds.  Service charges on deposit accounts increased $0.54 million, or 11.78% during the first quarter of 2008 as compared to the first quarter of 2007.  The growth in service charges on deposit accounts reflects growth in the number of deposit accounts and a higher volume of fee-generating transactions, primarily overdrafts, debit card and nonsufficient funds transactions.

Mortgage banking income increased $0.55 million, or 95.62%, in the first quarter of 2008 as compared to the first quarter of 2007.  This increase was due to increased gains on the sales of mortgage loans offset by $0.59 million of impairment of mortgage servicing assets.  Insurance commissions increased $0.31 million, or 18.81% during the first quarter of 2008 as compared to the first quarter of 2007, mainly due to an October 2007 acquisition of an insurance agency in the Fort Wayne area.  Equipment rental income generated from operating leases increased during the first quarter of 2008 as compared to the first quarter of 2007 due to an increase in the operating lease portfolio from one year ago.  Other income increased from the three-month period ended March 31, 2008 as compared to the same period of 2007, mainly due to fees generated from customer-related interest rate swaps and mutual fund income.

FNBV contributed $0.47 million to noninterest income during the first quarter of 2008.

NONINTEREST EXPENSE

Noninterest expense for the three-month periods ended March 31, 2008 and 2007 was $37.90 million and $31.80 million, respectively.

(Dollars in thousands)	Three Months Ended
	March 31,
	2008	2007
Noninterest expense:
Salaries and employee benefits	$20,634	$17,566
Net occupancy expense	2,476	1,936
Furniture and equipment expense	3,978	3,094
Depreciation - leased equipment	4,616	4,076
Professional fees	1,158	900
Supplies and communication	1,669	1,272
Business development and marketing expense	643	858
Intangible asset amortization	351	106
Loan and lease collection and repossession expense	533	165
Other expense	1,843	1,827

Total noninterest expense	$37,901	$31,800

Salaries and employee benefits increased $3.07 million for the first quarter of 2008 compared to the first quarter of 2007.  This increase was due to a larger work force following the acquisition of FNBV and increased executive incentive provisions.  The increases for the first quarter of 2008 compared to the first quarter of 2007 in net occupancy expense, furniture and equipment expense, supplies and communication, and intangible asset amortization were primarily due to the added expenses of FNBV.  Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income from first quarter of 2007 to first quarter of 2008.  Loan and lease collection and repossession expense increased for the period ending March 31, 2008 from March 31 2007, due to increased collection and repossession activity.  Other expenses were relatively unchanged in the first quarter 2008 as compared to the first quarter of 2007.

In total, FNBV contributed $3.29 million to noninterest expense during the first quarter of 2008.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2008, was $4.53 million, compared to $4.06 million for the same period in 2007.  The effective tax rate was 32.63% for the quarter ended March 31, 2008, compared to 32.25% for the same quarter in 2007.   The provision for income taxes for the three months ended March 31, 2008 and 2007, is at a rate which management believes approximates the effective rate for the year.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2007.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

        ITEM 1A.  Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2007.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
January 01 - 31, 2008	-	-	-	1,447,448
February 01 - 29, 2008	-	-	-	1,447,448
March 01 - 31, 2008	-	-	-	1,447,448

(1)1st Source maintains a longstanding stock repurchase plan that was last re-authorized by the Board of Directors on April 26, 2007.
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

ITEM 5. Other Information.

None

ITEM 6. Exhibits

The following exhibits are filed with this report:

10.1    Employment Agreement dated January 1, 2008 between 1st Source Corporation and Christopher J. Murphy III, and filed as Exhibit 10.1 to Form
      8K,  filed on March 17, 2008, and incorporated herein by reference.

10.2    Employment Agreement dated January 1, 2008 between 1st Source Corporation and Wellington D. Jones III, and filed as Exhibit 10.2 to Form 8-K, filed on March 17, 2008, and incorporated herein by reference.
10.4    Employment Agreement dated January 1, 2008 between 1st Source Corporation and Larry E. Lentych, and filed as Exhibit 10.4 to Form 8-K, filed on
      March 17, 2008, and incorporated herein by reference.
10.5    Employment Agreement dated January 1, 2008 between 1st Source Corporation and Richard Q. Stifel, and filed as Exhibit 10.5 to Form 8-K, filed on
       March 17, 2008, and incorporated herein by reference.
10.6    Employment Agreement dated January 1, 2008 between 1st Source Corporation and John B. Griffith, and filed as Exhibit 10.1 to Form 8-K, filed on
           March 17, 2008, and incorporated herein by reference.

 31.1     Certification of Chief Executive Officer required by Rule 13a-14(a).

     31.2     Certification of Chief Financial Officer required by Rule 13a-14(a).

     32.1     Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

             32.2     Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE April 24, 2008	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE April 24, 2008	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer