Form 10-Q
period 2008-06-30
1ST SOURCE CORP
filed 2008-07-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR

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

             Large accelerated filer ___     Accelerated filer    X      Non-accelerated filer ___     Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares of common stock outstanding as of July 21, 2008 – 24,109,868 shares

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$126,208	$153,137
Federal funds sold and
interest bearing deposits with other banks	29,116	25,817
Investment securities available-for-sale
(amortized cost of $710,264 and $775,922
at June 30, 2008 and December 31, 2007, respectively)	712,436	779,981
Other investments	18,612	14,937
Trading account securities	150	-
Mortgages held for sale	35,883	25,921
Loans and leases - net of unearned discount:
Commercial and agricultural loans	669,867	593,806
Auto, light truck and environmental equipment	349,182	305,238
Medium and heavy duty truck	270,141	300,469
Aircraft financing	579,131	587,022
Construction equipment financing	398,888	377,785
Loans secured by real estate	908,364	881,646
Consumer loans	138,069	145,475
Total loans and leases	3,313,642	3,191,441
Reserve for loan and lease losses	(71,698)	(66,602)
Net loans and leases	3,241,944	3,124,839
Equipment owned under operating leases, net of accumulated depreciation	82,517	81,960
Net premises and equipment	40,888	45,048
Goodwill and intangible assets	92,535	93,567
Accrued income and other assets	97,325	101,897
Total assets	$4,477,614	$4,447,104

LIABILITIES
Deposits:
Noninterest bearing	$385,967	$418,529
Interest bearing	2,979,099	3,051,134
Total deposits	3,365,066	3,469,663

Federal funds purchased and securities
sold under agreements to repurchase	228,853	303,429
Other short-term borrowings	257,141	34,403
Long-term debt and mandatorily redeemable securities	34,825	34,702
Subordinated notes	89,692	100,002
Accrued expenses and other liabilities	62,415	74,401
Total liabilities	4,037,992	4,016,600

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,911,397 at June 30, 2008 and 25,927,510 at December 31, 2007, less unearned shares
(267,891 at June 30, 2008 and 284,004 at December 31, 2007)	342,976	342,840
Retained earnings	127,328	117,373
Cost of common stock in treasury (1,533,638 shares at June 30, 2008, and
1,551,396 shares at December 31, 2007)	(32,031)	(32,231)
Accumulated other comprehensive income	1,349	2,522
Total shareholders' equity	439,622	430,504
Total liabilities and shareholders' equity	$4,477,614	$4,447,104

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans and leases	$50,348	$53,078	$103,611	$101,352
Investment securities, taxable	5,945	5,991	12,392	11,721
Investment securities, tax-exempt	1,926	1,721	4,031	3,138
Other	360	1,542	669	2,074
Total interest income	58,579	62,332	120,703	118,285
Interest expense:
Deposits	21,649	28,795	46,769	54,065
Short-term borrowings	1,798	2,572	4,179	5,262
Subordinated notes	1,647	1,296	3,419	2,390
Long-term debt and mandatorily redeemable securities	361	798	915	1,425
Total interest expense	25,455	33,461	55,282	63,142
Net interest income	33,124	28,871	65,421	55,143
Provision for loan and lease losses	4,493	1,247	6,032	624
Net interest income after
provision for loan and lease losses	28,631	27,624	59,389	54,519
Noninterest income:
Trust fees	4,954	3,871	9,216	7,514
Service charges on deposit accounts	5,764	5,226	10,872	9,796
Mortgage banking income	1,417	1,059	2,534	1,630
Insurance commissions	1,092	938	3,038	2,576
Equipment rental income	5,760	5,287	11,509	10,385
Other income	2,446	2,482	4,668	4,201
Investment securities and other investment (losses) gains	(1,066)	207	(443)	454
Total noninterest income	20,367	19,070	41,394	36,556
Noninterest expense:
Salaries and employee benefits	19,065	18,153	39,699	35,719
Net occupancy expense	2,481	2,149	4,957	4,085
Furniture and equipment expense	3,883	3,748	7,861	6,842
Depreciation - leased equipment	4,609	4,243	9,225	8,319
Professional fees	2,522	1,267	3,680	2,168
Supplies and communication	1,682	1,512	3,351	2,784
Business development and marketing expense	1,000	1,416	1,643	2,274
Other expense	3,153	1,958	5,880	4,055
Total noninterest expense	38,395	34,446	76,296	66,246
Income before income taxes	10,603	12,248	24,487	24,829
Income tax expense	3,358	4,188	7,888	8,246

Net income	$7,245	$8,060	$16,599	$16,583

Per common share:
Basic net income per common share	$0.30	$0.35	$0.69	$0.73
Diluted net income per common share	$0.30	$0.34	$0.68	$0.72
Dividends	$0.14	$0.14	$0.28	$0.28
Basic weighted average common shares outstanding	24,105,746	23,127,790	24,101,010	22,818,015
Diluted weighted average common shares outstanding	24,386,218	23,423,121	24,384,170	23,113,159

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Net
					Unrealized
					Appreciation
				Cost of	(Depreciation)
				Common	of Securities
		Common	Retained	Stock	Available-
	Total	Stock	Earnings	in Treasury	For-Sale
Balance at January 1, 2007	$368,904	$289,163	$99,572	$(19,571)	$(260)
Comprehensive Income, net of tax:
Net Income	16,583	-	16,583	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(1,750)	-	-	-	(1,750)
Total Comprehensive Income	14,833	-	-	-	-
Issuance of 40,088 common shares
under stock-based compensation awards,
including related tax effects	538	-	381	157	-
Cost of 233,806 shares of common
stock acquired for treasury	(6,110)	-	-	(6,110)	-
Cash dividend ($0.28 per share)	(6,316)	-	(6,316)	-	-
Issuance of 2,124,974 shares of common
stock for FINA Bancorp purchase	53,677	53,677
Balance at June 30, 2007	$425,526	$342,840	$110,220	$(25,524)	$(2,010)

Balance at January 1, 2008	$430,504	$342,840	$117,373	$(32,231)	$2,522
Comprehensive Income, net of tax:
Net Income	16,599	-	16,599	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(1,173)	-	-	-	(1,173)
Total Comprehensive Income	15,426	-	-	-	-
Issuance of 17,758 common shares
under stock-based compensation awards,
including related tax effects	319	-	119	200	-
Stock-based compensation	136	136
Cash dividend ($0.28 per share)	(6,763)	-	(6,763)	-	-
Balance at June 30, 2008	$439,622	$342,976	$127,328	$(32,031)	$1,349

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$16,599	$16,583
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	6,032	624
Depreciation of premises and equipment	2,848	2,518
Depreciation of equipment owned and leased to others	9,225	8,319
Amortization of investment security premiums
and accretion of discounts, net	654	71
Amortization of mortgage servicing rights	1,552	638
Mortgage servicing asset impairment	69	-
Deferred income taxes	(5,405)	(2,272)
Realized investment securities losses (gains)	443	(454)
Change in mortgages held for sale	(9,962)	24,561
Change in trading account securities	(150)	-
Change in interest receivable	1,528	(1,853)
Change in interest payable	(4,132)	3,901
Change in other assets	2,456	625
Change in other liabilities	(1,733)	10,571
Other	3,105	932
Net change in operating activities	23,129	64,764

Investing activities:
Cash paid for acquisition, net	-	(56,370)
Proceeds from sales of investment securities	5,579	1,070
Proceeds from maturities of investment securities	287,077	178,157
Purchases of investment securities	(228,095)	(83,099)
Net change in short-term investments	(6,974)	24,923
Net change in loans and leases	(123,137)	(192,667)
Net change in equipment owned under operating leases	(9,782)	(11,091)
Purchases of premises and equipment	(1,073)	(13,549)
Net change in investing activities	(76,405)	(152,626)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(73,017)	(156,790)
Net change in certificates of deposit	(31,580)	171,807
Net change in short-term borrowings	148,162	23,549
Proceeds from issuance of long-term debt	10,022	-
Proceeds from issuance of trust preferred securities	-	41,238
Payments on subordinated notes	(10,310)	-
Payments on long-term debt	(10,370)	(385)
Net proceeds from issuance of treasury stock	319	539
Acquisition of treasury stock	-	(6,110)
Cash dividends	(6,879)	(6,426)
Net change in financing activities	26,347	67,422
Net change in cash and cash equivalents	(26,929)	(20,440)
Cash and cash equivalents, beginning of year	153,137	118,131
Cash and cash equivalents, end of period	$126,208	$97,691

Supplemental non-cash activity:
Common stock issued for purchase of FNBV	-	$53,677

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K for 2007 (2007 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.                      Merger Activity

On June 7, 2008, First National Bank, Valparaiso was merged into 1st Source Bank; both of which were wholly owned subsidiaries of 1st Source Corporation.

Note 3.                      Recent Accounting Pronouncements

GAAP Hierarchy:  In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles"  (SFAS No. 162).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The provisions of SFAS No. 162 did not have a material impact on our financial condition and results of operations.

Disclosures About Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We are assessing the potential disclosure effects of SFAS No. 161.

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

Written Loan Commitments Recorded at Fair Value Through Earnings:  In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value through Earnings,” an amendment of  SAB 105, “Application of Accounting Principles to Loan Commitments.”  Under SAB 109, the expected net future cash flows of associated loan servicing activities should be included in the measurement of written loan commitments accounted for at fair value through earnings.  The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  We adopted the provisions of SAB 109 on January 1, 2008.  Details related to the adoption of SAB 109 and the impact on our financial statements are more fully discussed in Note 7 – Fair Value.

Fair Value Option:  In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115” (SFAS No. 159).  The fair value option permits companies to choose to measure eligible items at fair value at specified election dates.  Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption.  SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies' financial statements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  Details related to the adoption of SFAS No. 159 and the impact on our financial statements are more fully discussed in Note 7 – Fair Value.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  We adopted the provisions of SFAS No. 157 on January 1, 2008.  Details related to the adoption of SFAS No. 157 and the impact on our financial statements are more fully discussed in Note 7 – Fair Value.

Note 4.  Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for identified special attention loans and leases (classified loans and leases and internal watch list credits), percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

We have certain interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which we enter into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, we agree to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows our client to effectively convert a variable rate loan to a fixed rate.  Because we act as an intermediary for our client, changes in the fair value of the underlying derivative contracts offset each other and do not impact our results of operations.  As of June 30, 2008, the notional amount of non-hedging interest rate swaps was $373.53 million.

1st Source Bank, a subsidiary of 1st Source Corporation, grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

We issue letters of credit that are conditional commitments that guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

As of June 30, 2008 and December 31, 2007, 1st Source Bank had commitments outstanding to originate and purchase mortgage loans aggregating $121.83 million and $71.50 million, respectively. Outstanding commitments to sell mortgage loans aggregated $50.38 million at June 30, 2008, and $45.53 million at December 31, 2007.  Standby letters of credit totaled $57.40 million and $61.79 million at June 30, 2008, and December 31, 2007, respectively.  Standby letters of credit have terms ranging from six months to one year.

Note 6.  Stock-Based Compensation

As of June 30, 2008, we had five stock-based employee compensation plans, which are more fully described in Note L of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2008 and 2007 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the second quarter of 2008 (June 30, 2008) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $9 thousand and $46 thousand, net of tax, for the six months ended June 30, 2008 and 2007, respectively.

	June 30, 2008
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Grant-date	Term	Value
	Shares	Fair Value	(in years)	(in 000's)

Options outstanding, beginning of year	471,517	$26.51
Granted	-	-
Exercised	-	-
Forfeited	(14,008)	26.76
Options outstanding, June 30, 2008	457,509	$26.51	0.65	$89

Vested and expected to vest at June 30, 2008	457,509	$26.51	0.65	$89
Exercisable at June 30, 2008	449,259	$26.77	0.57	$56

No options were granted during the six months ended June 30, 2008.

As of June 30, 2008, there was $2.68 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.48 years.

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	4.24	$13.38	21,258	$13.90
$18.00 to $26.99	48,917	2.68	20.46	48,917	20.46
$27.00 to $28.40	379,084	0.11	28.31	379,084	28.31

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 7.  Fair Value

As of January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of SFAS No. 115.  SFAS No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set forth in the standard.

We also adopted the provisions of FASB Staff Position (FSP) No. 157-2, which defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  Items affected by this deferral include goodwill, repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measurements.  We do not expect the adoption of FSP No. 157-2 will to have a material impact on our financial condition, results of operations, or liquidity.

We elected to adopt SFAS No. 159 for mortgages held for sale (MHFS) at fair value prospectively for new MHFS originations starting on January 1, 2008.  We believe the election for MHFS (which are now hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  There was no transition adjustment required upon adoption of SFAS No. 159 for MHFS because we continued to account for MHFS originated prior to January 1, 2008 at the lower of cost or fair value.  At June 30, 2008, MHFS carried at fair value totaled $35.88 million.  At June 30, 2008, there were no MHFS that were originated prior to January 1, 2008.

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

The table below presents the balance of assets and liabilities at June 30, 2008 measured at fair value on a recurring basis:

Assets and Liabilities Measured at Fair Value on a recurring basis:
				June 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$52,539	$640,521	$19,376	$712,436
Mortgages held for sale	-	35,883	-	35,883
Accrued income and other assets (Interest rate swap	-		-	-
agreements)		5,251		5,251
Total	$52,539	$681,655	$19,376	$753,570

Liabilities				-
Accrued expenses and other liabilities (Interest rate
swap agreements)	$-	$5,251	$-	$5,251
Total	$-	$-	$-	$-

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(Dollars in thousands)	Quarter ended June 30, 2008
Investment securities available for sale
Beginning balance April 1, 2008	$13,681
Total gains or losses (realized/unrealized):
Included in earnings	(47)
Included in other comprehensive income	(215)
Purchases and issuances	11,822
Settlements	-
Maturities	(4,222)
Transfers in and/or out of Level 3	(1,643)
Ending balance June 30, 2008	$19,376

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to
assets and liabilities still held at June 30, 2008.	$-

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.   These other financial assets include loans measured for impairment under SFAS 114, venture capital partnership investments and mortgage servicing rights.  Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach.  Venture capital partnership investments and the adjustments to fair value primarily result from application of lower-of-cost-or-fair value accounting.  The partnership investments are priced using financial statements provided by the partnerships.  Mortgage servicing rights (MSRs) and related adjustments to fair value result from application of lower-of-cost-or-fair value accounting.  Fair value measurements for mortgage servicing rights are derived based on a variety of inputs including prepayment speeds, discount rates, scheduled servicing cash flows, delinquency rates and other assumptions.  MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available.  For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2008:  impaired loans $0.52 million; venture capital partnership investments $ 0.13 million; mortgage servicing rights $(0.52) million.  For assets measured at fair value on a nonrecurring basis on hand at June 30, 2008, the following table provides the level of valuation assumptions used to determine each valuation and the fair value measurement of the related assets:

Assets and Liabilities Measured at Fair Value on a non-recurring basis:

	June 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$17,021	$17,021
Accrued income and other assets (venture capital partnership investments)	-	-	2,766	2,766
Accrued income and other assets (mortgage servicing rights)			11,275	11,275
	$-	$-	$19,787	$19,787

Fair Value Option

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on June 30, 2008:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$35,883	$35,224	$659	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2008, as compared to December 31, 2007, and the results of operations for the three and six month periods ended June 30, 2008 and 2007. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2007 Annual Report.

FINANCIAL CONDITION

Our total assets at June 30, 2008, were $4.48 billion, relatively unchanged from December 31, 2007.  Total loans and leases were $3.31 billion at June 30, 2008, an increase of $122.20 million or 3.83% from December 31, 2007.  Total deposits at June 30, 2008, were $3.37 billion, down $104.60 million or 3.01% from the comparable figures at the end of 2007.

Nonperforming assets at June 30, 2008, were $28.14 million compared to $18.48 million at December 31, 2007, an increase of 52.30%.  The majority of the increase was in the medium and heavy duty truck financing portfolio.  At June 30, 2008, nonperforming assets were 0.83% of net loans and leases compared to 0.56% at December 31, 2007.

Accrued income and other assets were as follows:

(Dollars in Thousands)

	June 30,	December 31,
	2008	2007
Accrued income and other assets:
Bank owned life insurance cash surrender value	$38,064	$38,871
Accrued interest receivable	17,764	19,293
Mortgage servicing assets	6,590	7,279
Other real estate	1,079	781
Former bank premises held for sale	4,181	4,040
Repossessions	1,091	2,291
All other assets	28,556	29,342
Total accrued income and other assets	$97,325	$101,897

CAPITAL

As of June 30, 2008, total shareholders' equity was $439.62 million, up $9.12 million or 2.12% from the $430.50 million at December 31, 2007.  In addition to net income of $16.60 million, other significant changes in shareholders’ equity during the first six months of 2008 included $6.76 million of dividends paid.  The accumulated other comprehensive income component of shareholders’ equity totaled $1.35 million at June 30, 2008, compared to $2.52 million at December 31, 2007.  The decrease in accumulated other comprehensive income was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 9.82% as of June 30, 2008, compared to 9.68% at December 31, 2007. Book value per common share rose to $18.23 at June 30, 2008, up from $17.87 at December 31, 2007.  Tangible book value per common share was $14.40 at June 30, 2008, up from $13.99 at December 31, 2007.

We declared and paid dividends per common share of $0.14 during the second quarter of 2008.  The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 44.80%.  The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U. S. banking organizations.  The actual and required capital amounts and ratios of 1st Source Corporation and 1st Source Bank, as of June 30, 2008, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$480,676	12.77%	$301,212	8.00%	$376,514	10.00%
1st Source Bank	475,337	12.68	299,892	8.00	374,865	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	432,556	11.49	150,606	4.00	225,909	6.00
1st Source Bank	428,049	11.42	149,946	4.00	224,919	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	432,556	10.07	171,896	4.00	214,869	5.00
1st Source Bank	428,049	10.05	170,407	4.00	213,009	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to package loans for sale.   Our loan to asset ratio was 74.00% at June 30, 2008 compared to 71.76% at December 31, 2007 and 69.58% at June 30, 2007.  Cash and cash equivalents totaled $126.21 million at June 30, 2008 compared to $153.14 million at December 31, 2007 and $97.69 million at June 30, 2007.  At June 30, 2008, the consolidated statement of financial condition was rate sensitive by $1.00 billion more liabilities than assets scheduled to reprice within one year, or approximately 0.69%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

SUBORDINATED DEBT

During the first quarter of 2008, we redeemed $10.31 million in floating-rate trust preferred securities issued by 1st Source Capital Trust III and $0.43 million of pre-tax capitalized debt issuance costs were written off.   We will dissolve our unconsolidated subsidiary 1st Source Capital Trust III.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended June 30, 2008, was $7.25 million and $16.60 million respectively, compared to $8.06 million and $16.58 million for the same periods in 2007.  Diluted net income per common share was $0.30 and $0.68 respectively, for the three and six month periods ended June 30, 2008, compared to $0.34 and $0.72 for the same periods in 2007.  Return on average common shareholders' equity was 7.54% for the six months ended June 30, 2008, compared to 8.68% in 2007. The return on total average assets was 0.76% for the six months ended June 30, 2008, compared to 0.87% in 2007.

The change in net income for the six months ended June 30, 2008, over the first six months of 2007, was primarily the result of an increase of $5.41 million to our provision for loan and lease losses and a $10.05 million increase in noninterest expense, which were offset by a $10.28 million increase in net interest income and a $4.84 million increase in noninterest income.  Details of the changes in the various components of net income are further discussed below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended June 30, 2008, was $34.03 million, an increase of 14.94% over the same period in 2007. The net interest margin on a fully taxable equivalent basis was 3.38% for the three months ended June 30, 2008, compared to 3.16% for the three months ended June 30, 2007. The taxable equivalent net interest income for the six month period ended June 30, 2008 was $67.25 million, an increase of 18.87% over 2007, resulting in a net yield of 3.35%, compared to a net yield of 3.17% for the same period in 2007.

Average earning assets increased $302.51 million or 8.06% and $429.70 million or 11.93%, respectively, for the three and six month periods ended June 30, 2008, over the comparable periods in 2007.  Average interest-bearing liabilities increased $290.76 million or 9.10% and $418.56 million or 13.67%, respectively, for the three and six month periods ended June 30, 2008, over the comparable period one year ago.  The yield on average earning assets decreased 84 basis points to 5.90% for the second quarter of 2008 from 6.74% for the second quarter of 2007.  The yield on average earning assets for the six month period ended June 30, 2008, decreased 59 basis points to 6.11% from 6.70% for the six month period ended June 30, 2007. The rate earned on assets continued to decrease due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 126 basis points to 2.94% for the second quarter of 2008 from 4.20% for the second quarter of 2007. Total cost of average interest-bearing liabilities decreased 97 basis points to 3.19% for the six month period ended June 30, 2008 from 4.16% for the six month period ended June 30, 2007.  The cost of interest-bearing liabilities was also affected by the decline in short-term market interest rates.  The result to the net interest margin, or the difference between interest income on earning assets and expense on interest-bearing liabilities, was an increase of 22 basis points and 18 basis points, respectively, for the three and six month periods ended June 30, 2008 from June 30, 2007.

Average loans and leases grew by $353.81 million or 12.20% during the second quarter of 2008, compared to the second quarter of 2007.  Average loans and leases outstanding increased most notably in commercial loans, construction equipment financing, aircraft financing, and loans secured by real estate for both the second quarter and year-to-date 2008 as compared to 2007.

Total average investment securities increased 5.47% and 10.88%, respectively, for the three and six month periods over one year ago.  Average mortgages held for sale increased 13.78% and decreased 3.03% respectively, for the three and six month periods over the same periods one year ago.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased 72.51% for the three month period ended June 30, 2008 from same period one year ago, and 60.35% for the first six months of 2008 as compared to the first six months of 2007 as excess funds were used to fund loan and lease growth.

      Average interest-bearing deposits increased $165.84 million or 5.84% and $297.76 million or 10.99%, respectively, for the second quarter of 2008 and first six months of 2008, over the same periods in 2007. The effective rate paid on average interest-bearing deposits decreased 117 basis points to 2.90% for the second quarter of 2008 compared to 4.07% for the second quarter of 2007.  The effective rate paid on average interest-bearing deposits decreased 89 basis points to 3.13% for the first six months of 2008 compared to 4.02% for the first six months of 2007.  The decline in the average cost of interest-bearing deposits during the second quarter and first six months of 2008 as compared to the second quarter and first six months of 2007 was primarily the result of decreases in interest rates offered on deposit products due to decreases in market interest rates.

Average short term borrowings increased $113.68 million or 47.11% and $102.06 million or 41.65%, respectively, for the second quarter of 2008 and the first six months of 2008, compared to the same time periods in 2007.  Interest paid on short-term borrowings decreased due to the interest rate decrease in adjustable rate borrowings.  Average long-term debt decreased $8.55 million or 19.64% during the second quarter of 2008 as compared to the second quarter of 2007 and decreased $9.02 million or 20.70% during the first six months of 2008 as compared to the first six months of 2007.  The majority of the decrease in long-term debt was made up of Federal Home Loan Bank borrowings.
.
Average demand deposits increased 9.06% and 13.19%, respectively, for the three and six month period ended June 30, 2008 as compared to the three and six month periods of 2007.  Much of the increase was due to the May 31, 2007 acquisition of First National Bank, Valparaiso (FNBV).

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended June 30,						Six months ended June 30,
		2008			2007			2008			2007

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$505,109	$5,945	4.73%	$482,344	$5,821	4.84%	$516,576	$12,392	4.82%	$478,333	$11,439	4.82%
Tax exempt	225,172	2,688	4.80%	210,090	2,364	4.51%	230,627	5,583	4.87%	195,556	4,382	4.52%
Mortgages - held for sale	36,462	537	5.92%	32,047	494	6.18%	34,412	1,021	5.97%	35,489	1,132	6.43%
Net loans and leases	3,253,147	49,959	6.18%	2,899,340	52,681	7.29%	3,215,371	102,867	6.43%	2,803,434	100,409	7.22%
Other investments	35,476	360	4.08%	129,040	1,712	5.32%	35,784	669	3.76%	90,257	2,356	5.26%

Total Earning Assets	4,055,366	59,489	5.90%	3,752,861	63,072	6.74%	4,032,770	122,532	6.11%	3,603,069	119,718	6.70%

Cash and due from banks	88,565			79,994			92,071			75,107
Reserve for loan and lease losses	(68,407)			(59,470)			(67,621)			(59,137)
Other assets	314,399			251,525			318,610			235,262

Total	$4,389,923			$4,024,910			$4,375,830			$3,854,301

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,006,221	$21,649	2.90%	$2,840,382	$28,795	4.07%	$3,006,812	$46,769	3.13%	$2,709,051	$54,065	4.02%
Short-term borrowings	354,971	1,798	2.04%	241,297	2,572	4.28%	347,126	4,179	2.42%	245,063	5,262	4.33%
Subordinated notes	89,692	1,647	7.39%	69,898	1,296	7.44%	92,241	3,419	7.45%	64,490	2,390	7.47%
Long-term debt and
mandatorilyredeemable securities	34,993	361	4.15%	43,545	798	7.35%	34,541	915	5.33%	43,560	1,425	6.60%

Total Interest-Bearing Liabilities	3,485,877	25,455	2.94%	3,195,122	33,461	4.20%	3,480,720	55,282	3.19%	3,062,164	63,142	4.16%
Noninterest-bearing deposits	383,756			351,865			377,038			333,099
Other liabilities	74,781			81,750			75,443			73,794
Shareholders' equity	445,509			396,173			442,629			385,244

Total	$4,389,923			$4,024,910			$4,375,830			$3,854,301

Net Interest Income		$34,034			$29,611			$67,250			$56,576

Net Yield on Earning Assets on a Taxable Equivalent
Basis			3.38%			3.16%			3.35%			3.17%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and six month periods ended June 30, 2008, was $4.49 million and $6.03 million, respectively, compared to the provision for loan and lease losses of $1.25 million and $0.62 million for the three and six month periods ended June 30, 2007, respectively.  Net charge-offs of $0.22 million were recorded for the second quarter 2008, compared to net recoveries of $0.52 million for the same quarter a year ago.  Year-to-date net charge-offs of $0.94 million have been recorded in 2008, compared to net recoveries of $1.04 million through June 2007.

In the second quarter 2008, over 30 day loan and lease delinquencies were 0.37%, as compared to 0.20% for the second quarter 2007.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.16% as compared to 2.00% for the same period one year ago and 2.09% at December 31, 2007.  A summary of loan and lease loss experienced during the three- and six- month periods ended June 30, 2008 and 2007 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007

Reserve for loan and lease losses - beginning balance	$67,428	$58,702		$66,602	$58,802
Acquired reserves from acquisitions	-	2,214		-	2,214
Charge-offs	(1,333)	(1,085)		(2,915)	(2,430)
Recoveries	1,110	1,604		1,979	3,472
Net (charge-offs)/recoveries	(223)	519		(936)	1,042

Provision for loan and lease losses	4,493	1,247		6,032	624

Reserve for loan and lease losses - ending balance	$71,698	$62,682		$71,698	$62,682

Loans and leases outstanding at end of period	$3,313,642	$3,134,170		$3,313,642	$3,134,170
Average loans and leases outstanding during period	3,253,147	2,899,340		3,215,371	2,803,434

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.16%	2.00%		2.16%	2.00%
Ratio of net charge offs/(recoveries) during period to
average loans and leases outstanding	0.03%	(0.07	) %	0.06%	(0.07	) %

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	June 30,	December 31,	June 30,
	2008	2007	2007

Loans and leases past due 90 days or more	$929	$1,105	$205
Nonaccrual and restructured loans and leases	20,807	10,136	10,274
Other real estate	1,079	781	1,001
Former bank premises held for sale	4,181	4,040	1,855
Repossessions	1,091	2,291	2,183
Equipment owned under operating leases	57	126	170

Total nonperforming assets	$28,144	$18,479	$15,688

Nonperforming assets totaled $28.14 million at June 30, 2008, an increase of 52.30% from $18.48 million at December 31, 2007 and an increase of 79.40% from $15.69 million at June 30, 2007. The increase during the first six months of 2008 compared to December 31, 2007 and to June 30, 2007, was primarily related to an increase in nonaccrual loans and leases primarily in the medium and heavy duty truck finance portfolio and an increase in former bank premises held for sale.  The increase in medium and heavy duty truck nonaccrual loans was primarily the result of a couple of customers continuing to experience cash flow difficulties as a result of high fuel prices and weakened demand for services due to economic conditions.  Nonperforming assets as a percentage of total loans and leases increased to 0.83% at June 30, 2008, from 0.56% at December 31, 2007, and 0.49% at June 30, 2007.

As of June 30, 2008, repossessions consisted of aircraft, automobiles, medium and heavy duty trucks, and construction equipment.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

Supplemental Loan Information as of June 30, 2008

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$669,867	$2,221	$6	$359
Auto, light truck and environmental equipment	349,182	481	82	(52)
Medium and heavy duty truck	270,141	10,010	563	471
Aircraft financing	579,131	909	250	(743)
Construction equipment financing	398,888	654	150	205
Loans secured by real estate	908,364	6,366	1,079	288
Consumer loans	138,069	166	40	213

Total	$3,313,642	$20,807	$2,170	$741

NONINTEREST INCOME

Noninterest income for the three month periods ended June 30, 2008 and 2007 was $20.37 million and $19.07 million, respectively, and $41.39 million and $36.56 million for the six month periods ended June 30, 2008 and 2007, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Noninterest income:
Trust fees	$4,954	$3,871	$9,216	$7,514
Service charges on deposit accounts	5,764	5,226	10,872	9,796
Mortgage banking income	1,417	1,059	2,534	1,630
Insurance commissions	1,092	938	3,038	2,576
Equipment rental income	5,760	5,287	11,509	10,385
Other income	2,446	2,482	4,668	4,201
Investment securities and other investment (losses) gains	(1,066)	207	(443)	454

Total noninterest income	$20,367	$19,070	$41,394	$36,556

Noninterest income increased in most categories for the second quarter and year-to-date 2008 as compared to the same periods in 2007.  Trust fees increased $1.08 million, or 27.98% during the second quarter of 2008 as compared to the second quarter of 2007, and $1.70 million, or 22.65% for the first six months of 2008 as compared to the first six months of 2007.  These increases were primarily due to an increase in assets under management and an increase in our investment advisory management fees received from the 1st Source Monogram Funds.  Service charges on deposit accounts increased for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 due to growth in the number of deposit accounts and a higher volume of fee-generating transactions, primarily overdrafts, debit card and nonsufficient funds transactions.

Mortgage banking income increased due to increased gains on the sales of mortgage loans.  Insurance commissions increased mainly due to an October 2007 acquisition of an insurance agency in the Fort Wayne area.  Equipment rental income increased during the second quarter of 2008 and the first six months of 2008 primarily due to an increase in the operating lease portfolio.  Other noninterest income remained stable for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007.

Investment securities and other investment losses increased for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 as we recorded $0.94 million in impairment charges on investments in the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock in the second quarter of 2008.  Due to the uncertainty of future market conditions and of financial performance of the FHLMC, we were unable to determine when or if this impairment will be recovered and considered this to be an other than temporary impairment.  At of June 30, 2008, the carrying value of our investment in the FHLMC preferred stock was $7.92 million.  In addition, we have an investment in the Federal National Mortgage Association (FNMA) preferred stock of $0.80 million at June 30, 2008.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended June 30, 2008 and 2007 was $38.40 million and $34.45 million, respectively, and $76.30 million and $66.25 million for the six month periods ended June 30, 2008 and 2007, respectively.   Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Noninterest expense:
Salaries and employee benefits	$19,065	$18,153	$39,699	$35,719
Net occupancy expense	2,481	2,149	4,957	4,085
Furniture and equipment expense	3,883	3,748	7,861	6,842
Depreciation - leased equipment	4,609	4,243	9,225	8,319
Professional fees	2,522	1,267	3,680	2,168
Supplies and communication	1,682	1,512	3,351	2,784
Business development and marketing expense	1,000	1,416	1,643	2,274
Intangible asset amortization	350	132	701	237
Loan and lease collection and repossession expense	269	160	802	325
Other expense	2,534	1,666	4,377	3,493

Total noninterest expense	$38,395	$34,446	$76,296	$66,246

For the second quarter of 2008 salaries and employee benefits expense was $19.07 million compared to $18.15 million for the second quarter of 2007. For the first six months of 2008 salaries and employee benefits expense was $39.70 million compared to $35.72 million for the first six months of 2007.  This increase was due to a larger work force following the acquisition of FNBV and increased executive incentive and group insurance provisions.

The increases for the second quarter and year-to-date 2008 as compared to 2007 in net occupancy expense, furniture and equipment expense, supplies and communication, and intangible asset amortization were primarily due to the added expenses of FNBV.  Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income from second quarter and year-to-date of 2007 to second quarter and year-to-date of 2008.  Professional fees increased in the second quarter and first half of 2008, as compared to the second quarter and first half of 2007 due to expenses recorded for a systems security breach that occurred in May 2008.  Loan and lease collection and repossession expense remained comparable to 2007 levels.  Other expenses increased for the second quarter and year-to-date 2008 as compared to 2007 due to increased FDIC Insurance premiums, correspondent banking fees, and debit card losses.

INCOME TAXES

The provision for income taxes for the three and six month periods ended June 30, 2008, was $3.36 million and $7.89 million, respectively, compared to $4.19 million and $8.25 million, respectively, for the same periods in 2007.  The effective tax rates were 31.67% for the quarter ended June 30, 2008 and 32.21% for the six month period ended June 30, 2008, compared to 34.19% and 33.21% for the three and six month periods ended June 30, 2007, respectively.  The provisions for income taxes for the three and six month periods ended June 30, 2008 and 2007, are at a rate which management believes approximates the expected effective rate for the year.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2007.  For information regarding 1st Source’s market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
April 01 - 30, 2008	-	-	-	1,447,448
May 01 - 31, 2008	-	-	-	1,447,448
June 01 - 30, 2008	-	-	-	1,447,448

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

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The following actions were taken by the shareholders of 1st Source at the annual shareholders’ meeting held April 24, 2008:

1.  Election of Directors

The directors named below were elected to the board of directors, as follows:

Term Expiring in April, 2011

Nominee                                                                            Votes For          Votes Withheld
Lawrence E. Hiler                                                             21,938,135                        293,454
Rex Martin                                                                        21,983,501                        248,088
Christopher J. Murphy III                                              21,981,651                        249,938
Timothy K. Ozark                                                            21,887,293                        344,296

In addition, the following directors continued in office after the 2008 annual meeting:

Terms Expiring in April 2009:                                                                                               Terms Expiring in April 2010:

Terry L. Gerber                                                                                                                       Daniel B. Fitzpatrick
William P. Johnson                                                                                                               Wellington D. Jones III
Craig A. Kapson                                                                                                                    Dane A. Miller
John T. Phair
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

1st Source Corporation

DATE July 24, 2008	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE July 24, 2008	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer