Form 10-Q
period 2008-09-30
1ST SOURCE CORP
filed 2008-10-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      ☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008

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

             Large accelerated filer ___     Accelerated filer    X      Non-accelerated filer ___     Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares of common stock outstanding as of October 22, 2008 - 24,110,930 shares

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)
	Consolidated statements of financial condition – September 30, 2008, and December 31, 2007	3
	Consolidated statements of income -- three months and nine months ended September 30, 2008 and 2007	4
	Consolidated statements of changes in shareholders’ equity -- nine months ended September 30, 2008 and 2007	5
	Consolidated statements of cash flows -- nine months ended September 30, 2008 and 2007	6
	Notes to the Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES		27

Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 10(k)

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$75,704	$153,137
Federal funds sold and
interest bearing deposits with other banks	59,090	25,817
Investment securities available-for-sale
(amortized cost of $656,294 and $775,922
at September 30, 2008 and December 31, 2007, respectively)	658,905	779,981
Other investments	18,612	14,937
Mortgages held for sale	38,700	25,921
Loans and leases - net of unearned discount:
Commercial and agricultural loans	671,019	593,806
Auto, light truck and environmental equipment	337,248	305,238
Medium and heavy duty truck	253,682	300,469
Aircraft financing	608,881	587,022
Construction equipment financing	383,446	377,785
Loans secured by real estate	924,313	881,646
Consumer loans	136,274	145,475
Total loans and leases	3,314,863	3,191,441
Reserve for loan and lease losses	(75,606)	(66,602)
Net loans and leases	3,239,257	3,124,839
Equipment owned under operating leases, net of accumulated depreciation	87,407	81,960
Net premises and equipment	41,194	45,048
Goodwill and intangible assets	92,185	93,567
Accrued income and other assets	98,565	101,897
Total assets	$4,409,619	$4,447,104

LIABILITIES
Deposits:
Noninterest bearing	$374,290	$418,529
Interest bearing	2,976,122	3,051,134
Total deposits	3,350,412	3,469,663

Federal funds purchased and securities
sold under agreements to repurchase	244,491	303,429
Other short-term borrowings	190,173	34,403
Long-term debt and mandatorily redeemable securities	34,861	34,702
Subordinated notes	89,692	100,002
Accrued expenses and other liabilities	58,980	74,401
Total liabilities	3,968,609	4,016,600

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,911,397 at September 30, 2008 and 25,927,510 at December 31, 2007, less unearned shares
(267,891 at September 30, 2008 and 284,004 at December 31, 2007)	342,979	342,840
Retained earnings	128,428	117,373
Cost of common stock in treasury (1,532,576 shares at September 30, 2008,
and 1,551,396 shares at December 31, 2007)	(32,019)	(32,231)
Accumulated other comprehensive income	1,622	2,522
Total shareholders' equity	441,010	430,504
Total liabilities and shareholders' equity	$4,409,619	$4,447,104

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)		Three Months
		Ended		Nine Months Ended
		September 30,			September	30,
	2008		2007	2008			2007
Interest income:
Loans and leases	$50,979		$57,970	$154,590			$159,322
Investment securities, taxable	4,896		7,221	17,288			18,660
Investment securities, tax-exempt	1,873		2,213	5,904			5,351
Other	317		926	986			3,282
Total interest income	58,065		68,330	178,768			186,615
Interest expense:
Deposits	20,347		31,184	67,116			85,249
Short-term borrowings	2,255		2,978	6,434			8,240
Subordinated notes	1,648		1,846	5,067			4,236
Long-term debt and mandatorily redeemable securities	418		624	1,333			2,049
Total interest expense	24,668		36,632	79,950			99,774
Net interest income	33,397		31,698	98,818			86,841
Provision for loan and lease losses	3,571		3,660	9,603			4,284
Net interest income after
provision for loan and lease losses	29,826		28,038	89,215			82,557
Noninterest income:
Trust fees	4,939		3,853	14,155			11,367
Service charges on deposit accounts	5,761		5,278	16,633			15,074
Mortgage banking income	959		770	3,493			2,400
Insurance commissions	1,084		964	4,122			3,540
Equipment rental income	6,285		5,345	17,794			15,730
Other income	2,168		1,841	6,836			6,042
Investment securities and other investment (losses) gains	(8,816)		(154)	(9,259)			300
Total noninterest income	12,380		17,897	53,774			54,453
Noninterest expense:
Salaries and employee benefits	19,297		20,035	58,996			55,754
Net occupancy expense	2,332		2,467	7,289			6,552
Furniture and equipment expense	3,694		3,996	11,555			10,838
Depreciation - leased equipment	5,041		4,284	14,266			12,603
Professional fees	2,773		922	6,453			3,089
Supplies and communication	1,812		1,666	5,163			4,450
Business development and marketing expense	881		1,027	2,524			3,302
Other expense	2,487		3,043	8,367			7,098
Total noninterest expense	38,317		37,440	114,613			103,686
Income before income taxes	3,889		8,495	28,376			33,324
Income tax (benefit) expense	(583)		2,365	7,305			10,611

Net income	$4,472		$6,130	$21,071			$22,713

Per common share:
Basic net income per common share	$0.19		$0.25	$0.87			$0.97
Diluted net income per common share	$0.18		$0.25	$0.86			$0.96
Dividends	$0.14		$0.14	$0.43			$0.42
Basic weighted average common shares outstanding	24,109,960		24,275,794	24,104,015			23,309,281
Diluted weighted average common shares outstanding	24,393,603		24,567,404	24,386,756			23,603,676

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Accumulated
				Cost of	Other
				Common	Comprehensive
		Common	Retained	Stock	Income
	Total	Stock	Earnings	in Treasury	(Loss), Net
Balance at January 1, 2007	$368,904	$289,163	$99,572	$(19,571)	$(260)
Comprehensive Income, net of tax:
Net Income	22,713	-	22,713	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	2,394	-	-	-	2,394
Total Comprehensive Income	25,107	-	-	-	-
Issuance of 40,349 common shares
under stock-based compensation awards,
including related tax effects	544	-	384	160	-
Cost of 478,083 shares of common
stock acquired for treasury	(11,306)	-	-	(11,306)	-
Cash dividend ($0.42 per share)	(9,731)	-	(9,731)	-	-
Issuance of 2,124,974 shares of common
stock for FINA Bancorp purchase	53,677	53,677
Balance at September 30, 2007	$427,195	$342,840	$112,938	$(30,717)	$2,134

Balance at January 1, 2008	$430,504	$342,840	$117,373	$(32,231)	$2,522
Comprehensive Income, net of tax:
Net Income	21,071	-	21,071	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(900)	-	-	-	(900)
Total Comprehensive Income	20,171	-	-	-	-
Issuance of 18,820 common shares
under stock-based compensation awards,
including related tax effects	342	-	130	212	-
Stock-based compensation	139	139
Cash dividend ($0.42 per share)	(10,146)	-	(10,146)	-	-
Balance at September 30, 2008	$441,010	$342,979	$128,428	$(32,019)	$1,622

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$21,071	$22,713
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	9,603	4,284
Depreciation of premises and equipment	4,088	3,905
Depreciation of equipment owned and leased to others	14,266	12,603
Amortization of investment security premiums
and accretion of discounts, net	1,328	(273)
Amortization of mortgage servicing rights	2,234	1,753
Mortgage servicing asset impairment	56	-
Deferred income taxes	(11,558)	(3,226)
Realized investment securities losses (gains)	9,259	(300)
Change in mortgages held for sale	(12,779)	25,085
Change in interest receivable	438	(3,538)
Change in interest payable	(5,853)	2,816
Change in other assets	1,984	(1,303)
Change in other liabilities	2,539	(867)
Other	2,988	1,328
Net change in operating activities	39,664	64,980

Investing activities:
Cash paid for acquisition, net	-	(55,977)
Proceeds from sales of investment securities	8,237	1,070
Proceeds from maturities of investment securities	390,303	445,847
Purchases of investment securities	(289,498)	(360,199)
Net change in short-term investments	(36,948)	217,400
Net change in loans and leases	(124,021)	(261,770)
Net change in equipment owned under operating leases	(19,712)	(14,333)
Purchases of premises and equipment	(2,403)	(13,600)
Net change in investing activities	(74,042)	(41,562)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(96,857)	(230,677)
Net change in certificates of deposit	(22,394)	75,420
Net change in short-term borrowings	96,832	111,331
Proceeds from issuance of long-term debt	10,024	-
Proceeds from issuance of trust preferred securities	-	58,764
Payments on subordinated notes	(10,310)	(17,784)
Payments on long-term debt	(10,371)	(381)
Net proceeds from issuance of treasury stock	341	545
Acquisition of treasury stock	-	(11,306)
Cash dividends	(10,320)	(9,897)
Net change in financing activities	(43,055)	(23,985)
Net change in cash and cash equivalents	(77,433)	(567)
Cash and cash equivalents, beginning of year	153,137	118,131
Cash and cash equivalents, end of period	$75,704	$117,564

Supplemental non-cash activity:
Common stock issued for purchase of FNBV	$-	$53,667
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

Note 2.                      Other Activity

On June 7, 2008, First National Bank, Valparaiso (FNBV) was merged into 1st Source Bank; both of which were wholly owned subsidiaries of 1st Source Corporation.

On August 25, 2008, 1st Source Corporation Investment Advisors, Inc. (“1st Source Investment Advisors”), a wholly-owned subsidiary of 1st Source Bank and an affiliate of 1st Source Corporation, entered into a Purchase and Sale Agreement with WA Holdings, Inc. (“Buyer”) whereby 1st Source Investment Advisors agreed to sell certain assets to Buyer and to enter into a long-term strategic partnership with Buyer (the "Transaction").  Pursuant to the Purchase and Sale Agreement, Buyer and its wholly-owned subsidiary, Wasatch Advisors, Inc., investment advisor of the Wasatch Funds, Inc., will acquire assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Mutual Funds - the Income Equity Fund, the Long/Short Fund and the Income Fund. The 1st Source Monogram Mutual Funds will be reorganized into the Wasatch - 1st Source Income Equity Fund, the Wasatch - 1st Source Long/Short Fund, and the Wasatch - 1st Source Income Fund.  The closing of the Transaction is subject to the approval of the shareholders of each of the 1st Source Monogram Mutual Funds. Additionally, closing is subject to the completion of certain regulatory filings and subject to customary closing conditions. Assuming satisfaction of all requisite conditions, the Transaction is expected to close by the end of the year.

Note 3.                      Recent Accounting Pronouncements

FASB Clarifies Application of Fair Value Accounting: On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”   The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  The provisions of FSP FAS 157-3 did not have an impact on our financial condition or results of operations.

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

Fair Value Option:  In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115” (SFAS No. 159).  The fair value option permits companies to choose to measure eligible items at fair value at specified election dates.  Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption.  SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies’ financial statements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  Details related to the adoption of SFAS No. 159 and the impact on our financial statements are more fully discussed in Note 7 – Fair Value.

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

We have certain interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which we enter into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, we agree to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows our client to effectively convert a variable rate loan to a fixed rate.  Because we act as an intermediary for our client, changes in the fair value of the underlying derivative contracts essentially offset.  As of September 30, 2008, the notional amount of non-hedging interest rate swaps was $399.00 million.

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

As of September 30, 2008 and December 31, 2007, 1st Source Bank had commitments outstanding to originate and purchase mortgage loans aggregating $38.86 million and $29.53 million, respectively. Outstanding commitments to sell mortgage loans aggregated $58.00 million at September 30, 2008, and $45.53 million at December 31, 2007.  Standby letters of credit totaled $79.55 million and $61.79 million at September 30, 2008, and December 31, 2007, respectively.  Standby letters of credit have terms ranging from six months to one year.

Note 6.  Stock-Based Compensation

As of September 30, 2008, we had five stock-based employee compensation plans, which are more fully described in Note L of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2008 and 2007 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the third quarter of 2008 (September 30, 2008) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $12 thousand and $57 thousand, net of tax, for the nine months ended September 30, 2008 and 2007, respectively.

	September 30, 2008
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Grant-date	Term	Value
	Shares	Fair Value	(in years)	(in 000's)

Options outstanding, beginning of year	471,517	$26.51
Granted	-	-
Exercised	-	-
Forfeited	(387,537)	28.24
Options outstanding, September 30, 2008	83,980	$18.53	3.02	$447

Vested and expected to vest at September 30, 2008	83,980	$18.53	3.02	$447
Exercisable at September 30, 2008	75,730	$19.24	2.85	$353

No options were granted during the nine months ended September 30, 2008.

As of September 30, 2008, there was $2.52 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.24 years.

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	3.99	$13.38	21,258	$13.90
$18.00 to $26.99	48,917	2.43	20.46	48,917	20.46
$27.00 to $29.46	5,555	3.06	28.95	5,555	28.95

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

We also adopted the provisions of FASB Staff Position (FSP) No. 157-2, which defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  Items affected by this deferral include goodwill, repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measurements.  We do not expect the adoption of FSP No. 157-2 will have a material impact on our financial condition, results of operations, or liquidity.

We elected to adopt SFAS No. 159 for mortgages held for sale (MHFS) at fair value prospectively for new MHFS originations starting on January 1, 2008.  We believe the election for MHFS (which are now hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  There was no transition adjustment required upon adoption of SFAS No. 159 for MHFS because we continued to account for MHFS originated prior to January 1, 2008 at the lower of cost or fair value.  At September 30, 2008, MHFS carried at fair value totaled $38.70 million.  At September 30, 2008, there were no MHFS that were originated prior to January 1, 2008.

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

The table below presents the balance of assets and liabilities at September 30, 2008 measured at fair value on a recurring basis:

Assets and Liabilities Measured at Fair Value on a recurring basis:
				September 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$73,265	$564,886	$20,754	$658,905
Mortgages held for sale	-	38,700	-	38,700
Accrued income and other assets (Interest rate swap
agreements)	-	6,511	-	6,511
Total	$73,265	$610,097	$20,754	$704,116

Liabilities				-
Accrued expenses and other liabilities (Interest rate
swap agreements)	$-	$6,511	$-	$6,511
Total	$-	$6,511	$-	$6,511

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(Dollars in thousands)	Quarter ended September 30, 2008
Investment securities available for sale
Beginning balance July 1, 2008	$19,376
Total gains or losses (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(249)
Purchases and issuances	1,411
Settlements	-
Maturities	(4,550)
Transfers in and/or out of Level 3	4,766
Ending balance September 30, 2008	$20,754

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to
assets and liabilities still held at September 30, 2008.	$-

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.   These other financial assets include loans measured for impairment under SFAS 114, venture capital partnership investments and mortgage servicing rights.  Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach.  Venture capital partnership investments and the adjustments to fair value primarily result from application of lower-of-cost-or-fair value accounting.  The partnership investments are priced using financial statements provided by the partnerships.  Mortgage servicing rights (MSRs) and related adjustments to fair value result from application of lower-of-cost-or-fair value accounting.  Fair value measurements for mortgage servicing rights are derived based on a variety of inputs including prepayment speeds, discount rates, scheduled servicing cash flows, delinquency rates and other assumptions.  MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available.  For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2008:  impaired loans $0.04 million; venture capital partnership investments $(0.11) million; mortgage servicing rights $(0.13) million.  For assets measured at fair value on a nonrecurring basis on hand at September 30, 2008, the following table provides the level of valuation assumptions used to determine each valuation and the fair value measurement of the related assets:

Assets and Liabilities Measured at Fair Value on a non-recurring basis:

	September 30, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$19,275	$19,275
Accrued income and other assets (venture capital partnership investments)	-	-	2,464	2,464
Accrued income and other assets (mortgage servicing rights)			10,775	10,775
	$-	$-	$32,514	$32,514

Fair Value Option

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on September 30, 2008:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
Mortgages held for sale reported at fair value:
Total loans	$38,700	$37,953	$747	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of September 30, 2008, as compared to December 31, 2007, and the results of operations for the three and nine month periods ended September 30, 2008 and 2007. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2007 Annual Report.

FINANCIAL CONDITION

Our total assets at September 30, 2008, were $4.41 billion, relatively unchanged from December 31, 2007.  Total loans and leases were $3.31 billion at September 30, 2008, an increase of $123.42 million or 3.87% from December 31, 2007.  Total deposits at September 30, 2008, were $3.35 billion, down $119.25 million or 3.44% from the comparable figures at the end of 2007.  Total investment securities, available for sale were $658.91 million at September 30, 2008, a decrease of $121.08 million or 15.52% from December 31, 2007.

Nonperforming assets at September 30, 2008, were $30.00 million compared to $18.48 million at December 31, 2007, an increase of 62.34%.  The majority of the increase was in nonaccrual loans in the medium and heavy duty truck financing portfolio.  At September 30, 2008, nonperforming assets were 0.88% of net loans and leases compared to 0.56% at December 31, 2007.

Accrued income and other assets were as follows:

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
Accrued income and other assets:
Bank owned life insurance cash surrender value	$38,453	$38,871
Accrued interest receivable	18,855	19,293
Mortgage servicing assets	6,549	7,279
Other real estate	1,615	781
Former bank premises held for sale	3,821	4,040
Repossessions	234	2,291
All other assets	29,038	29,342
Total accrued income and other assets	$98,565	$101,897

CAPITAL

As of September 30, 2008, total shareholders' equity was $441.01 million, up $10.51 million or 2.44% from the $430.50 million at December 31, 2007.  In addition to net income of $21.07 million, other significant changes in shareholders’ equity during the first nine months of 2008 included $10.15 million of dividends paid.  The accumulated other comprehensive income component of shareholders’ equity totaled $1.62 million at September 30, 2008, compared to $2.52 million at December 31, 2007.  The decrease in accumulated other comprehensive income was a result of changes in unrealized gain or loss on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 10.00% as of September 30, 2008, compared to 9.68% at December 31, 2007. Book value per common share rose to $18.29 at September 30, 2008, up from $17.87 at December 31, 2007.  Tangible book value per common share was $14.47 at September 30, 2008, up from $13.99 at December 31, 2007.

We declared and paid dividends per common share of $0.14 during the third quarter of 2008.  The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 48.31%.  The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U. S. banking organizations.  The actual and required capital amounts and ratios of 1st Source Corporation and 1st Source Bank, as of September 30, 2008, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$481,743	12.98%	$296,816	8.00%	$371,021	10.00%
1st Source Bank	477,018	12.91	295,561	8.00	369,452	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	434,049	11.70	148,408	4.00	222,612	6.00
1st Source Bank	430,472	11.65	147,781	4.00	221,671	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	434,049	10.08	172,313	4.00	215,391	5.00
1st Source Bank	430,472	10.04	171,532	4.00	214,415	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to package loans for sale.   Our loan to asset ratio was 75.17% at September 30, 2008 compared to 71.76% at December 31, 2007 and 72.55% at September 30, 2007.  Cash and cash equivalents totaled $75.70 million at September 30, 2008 compared to $153.14 million at December 31, 2007 and $117.56 million at September 30, 2007.  At September 30, 2008, the consolidated statement of financial condition was rate sensitive by $516.90 million more liabilities than assets scheduled to reprice within one year, or approximately 0.83%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

SUBORDINATED DEBT

  During the first quarter of 2008, we redeemed $10.31 million in floating-rate trust preferred securities issued by 1st Source Capital Trust III and $0.43 million of pre-tax capitalized debt issuance costs were written off.   1st Source Capital Trust III was dissolved during the third quarter of 2008.

RESULTS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 2008, was $4.47 million and $21.07 million respectively, compared to $6.13 million and $22.71 million for the same periods in 2007.  Diluted net income per common share was $0.18 and $0.86 respectively, for the three and nine month periods ended September 30, 2008, compared to $0.25 and $0.96 for the same periods in 2007.  Return on average common shareholders' equity was 6.35% for the nine months ended September 30, 2008, compared to 7.58% in 2007. The return on total average assets was 0.64% for the nine months ended September 30, 2008, compared to 0.75% in 2007.

The change in net income for the nine months ended September 30, 2008, over the first nine months of 2007, was primarily the result of an increase of $5.32 million to our provision for loan and lease losses, $10.26 million of other than temporary impairment on investment securities, and a $10.93 million increase in noninterest expense, which were offset by a $11.98 million increase in net interest income, a $9.58 million increase in noninterest income and a $3.31 million reduction in income tax expense.  Details of the changes in the various components of net income are further discussed below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended September 30, 2008, was $34.26 million, an increase of 4.65% over the same period in 2007. The net interest margin on a fully taxable equivalent basis was 3.34% for the three months ended September 30, 2008, compared to 3.16% for the three months ended September 30, 2007. The taxable equivalent net interest income for the nine month period ended September 30, 2008 was $101.51 million, an increase of 13.55% over 2007, resulting in a net yield of 3.35%, compared to a net yield of 3.17% for the same period in 2007.

Average earning assets decreased $28.27 million or 0.69% and increased $275.32 million or 7.30%, respectively, for the three and nine month periods ended September 30, 2008, over the comparable periods in 2007.  Average interest-bearing liabilities decreased $58.87 million or 1.65% and increased $257.62 million or 7.96%, respectively, for the three and nine month periods ended September 30, 2008, over the comparable period one year ago.  The yield on average earning assets decreased 96 basis points to 5.75% for the third quarter of 2008 from 6.71% for the third quarter of 2007.  The yield on average earning assets for the nine month period ended September 30, 2008, decreased 72 basis points to 5.99% from 6.71% for the nine month period ended September 30, 2007. The yield earned on assets continued to decrease due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 127 basis points to 2.79% for the third quarter of 2008 from 4.06% for the third quarter of 2007. Total cost of average interest-bearing liabilities decreased 106 basis points to 3.06% for the nine month period ended September 30, 2008 from 4.12% for the nine month period ended September 30, 2007.  The cost of interest-bearing liabilities was also affected by the decline in short-term market interest rates.  The result to the net interest margin, or the difference between interest income on earning assets and expense on interest-bearing liabilities, was an increase of 18 basis points for both the three and the nine month periods ended September 30, 2008 from September 30, 2007.

  Average loans and leases grew by $143.74 million or 4.52% during the third quarter of 2008, compared to the third quarter of 2007.  Average loans and leases outstanding increased most notably in commercial loans, construction equipment financing, aircraft financing, and loans secured by real estate for both the third quarter and year-to-date 2008 as compared to 2007.

  Total average investment securities decreased 17.47%  for the three month period over one year ago, while they remained steady for the nine month period over one year ago.  Average mortgages held for sale increased 50.97% and 9.78% respectively, for the three and nine month periods over the same periods one year ago.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased 50.57% for the three month period ended September 30, 2008 from same period one year ago, and 57.41% for the first nine months of 2008 as compared to the first nine months of 2007 as excess funds were used to fund loan and lease growth.

       Average interest-bearing deposits decreased $169.45 million or 5.41% and increased $140.37 million or 4.92%, respectively, for the third quarter of 2008 and first nine months of 2008, over the same periods in 2007. The effective rate paid on average interest-bearing deposits decreased 122 basis points to 2.73% for the third quarter of 2008 compared to 3.95% for the third quarter of 2007.  The effective rate paid on average interest-bearing deposits decreased 100 basis points to 3.00% for the first nine months of 2008 compared to 4.00% for the first nine months of 2007.  The decline in the average cost of interest-bearing deposits during the third quarter and first nine months of 2008 as compared to the third quarter and first nine months of 2007 was primarily the result of decreases in interest rates offered on deposit products due to decreases in market interest rates.

Average short term borrowings increased $130.35 million or 43.81% and $111.50 million or 42.44%, respectively, for the third quarter of 2008 and the first nine months of 2008, compared to the same time periods in 2007.  Interest paid on short-term borrowings decreased due to the interest rate decrease in adjustable rate borrowings.  Average long-term debt decreased $9.38 million or 21.22% during the third quarter of 2008 as compared to the third quarter of 2007 and decreased $9.14 million or 20.88% during the first nine months of 2008 as compared to the first nine months of 2007.  The majority of the decrease in long-term debt was made up of Federal Home Loan Bank borrowings.

Average demand deposits increased 5.70% and 10.56%, respectively, for the three and nine month period ended September 30, 2008 as compared to the three and nine month periods of 2007.  Much of the change in demand deposits was due to the May 31, 2007 acquisition of FNBV.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended September 30,						Nine months ended September 30,
		2008			2007			2008			2007

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$461,448	$4,896	4.22%	$571,174	$7,221	5.02%	$498,066	$17,288	4.64%	$509,619	$18,660	4.90%
Tax exempt	220,524	2,573	4.64%	255,200	3,150	4.90%	227,235	8,156	4.79%	215,656	7,619	4.72%
Mortgages - held for sale	32,794	523	6.34%	21,722	393	7.18%	33,868	1,544	6.09%	30,850	1,525	6.61%
Net loans and leases	3,322,970	50,617	6.06%	3,179,234	57,677	7.20%	3,251,499	153,484	6.31%	2,930,077	158,086	7.21%
Other investments	37,805	317	3.34%	76,477	926	4.80%	36,463	986	3.61%	85,614	3,282	5.13%

Total Earning Assets	4,075,541	58,926	5.75%	4,103,807	69,367	6.71%	4,047,131	181,458	5.99%	3,771,816	189,172	6.71%

Cash and due from banks	79,943			86,794			88,126			78,323
Reserve for loan and lease losses	(73,187)			(62,513)			(69,490)			(60,274)
Other assets	317,712			318,631			318,181			264,079

Total	$4,400,009			$4,446,719			$4,383,948			$4,053,944

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$2,964,923	$20,347	2.73%	$3,134,368	$31,184	3.95%	$2,992,747	$67,116	3.00%	$2,852,381	$85,249	4.00%
Short-term borrowings	427,895	2,255	2.10%	297,543	2,978	3.97%	374,246	6,434	2.30%	262,748	8,240	4.19%
Subordinated notes	89,692	1,648	7.31%	100,089	1,846	7.32%	91,385	5,067	7.41%	76,486	4,236	7.40%
Long-term debt and
mandatorily redeemable securities	34,820	418	4.78%	44,200	624	5.60%	34,635	1,333	5.14%	43,777	2,049	6.26%

Total Interest-Bearing Liabilities	3,517,330	24,668	2.79%	3,576,200	36,632	4.06%	3,493,013	79,950	3.06%	3,235,392	99,774	4.12%
Noninterest-bearing deposits	376,112			355,825			376,727			340,758
Other liabilities	62,348			83,984			71,046			77,228
Shareholders' equity	444,219			430,710			443,162			400,566

Total	$4,400,009			$4,446,719			$4,383,948			$4,053,944

Net Interest Income		$34,258			$32,735			$101,508			$89,398

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.34%			3.16%			3.35%			3.17%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and nine month periods ended September 30, 2008, was $3.57 million and $9.60 million, respectively, compared to the provision for loan and lease losses of $3.66 million and $4.28 million for the three and nine month periods ended September 30, 2007, respectively.  Net recoveries of $0.34 million were recorded for the third quarter 2008, compared to net charge-offs of $1.84 million for the same quarter a year ago.  Year-to-date net charge-offs of $0.60 million have been recorded in 2008, compared to net charge-offs of $0.80 million through September 2007.

In the third quarter 2008, over 30 day loan and lease delinquencies were 0.83%, as compared to 0.42% for the thirdquarter 2007.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.28% as compared to 2.02% for the same period one year ago and 2.09% at December 31, 2007.  A summary of loan and lease loss experienced during the three- and nine- month periods ended September 30, 2008 and 2007 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008	2007

Reserve for loan and lease losses - beginning balance	$71,698		$62,682	$66,602	$58,802
Acquired reserves from acquisitions	-		165	-	2,379
Charge-offs	(1,006)		(2,744)	(3,921)	(5,097)
Recoveries	1,343		901	3,322	4,296
Net (charge-offs)/recoveries	337		(1,843)	(599)	(801)

Provision for loan and lease losses	3,571		3,660	9,603	4,284

Reserve for loan and lease losses - ending balance	$75,606		$64,664	$75,606	$64,664

Loans and leases outstanding at end of period	$3,314,863		$3,201,595	$3,314,863	$3,201,595
Average loans and leases outstanding during period	3,322,970		3,179,234	3,251,499	2,930,077

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.28%		2.02%	2.28%	2.02%
Ratio of net charge offs/(recoveries) during period to
average loans and leases outstanding	(0.03	) %	0.23%	0.03%	0.04%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	September 30,	December 31,	September 30,
	2008	2007	2007

Loans and leases past due 90 days or more	$1,476	$1,105	$693
Nonaccrual and restructured loans and leases	22,812	10,136	10,211
Other real estate	1,615	781	824
Former bank premises held for sale	3,821	4,040	1,855
Repossessions	234	2,291	3,430
Equipment owned under operating leases	40	126	114

Total nonperforming assets	$29,998	$18,479	$17,127

Nonperforming assets totaled $30.00 million at September 30, 2008, an increase of 62.34% from $18.48 million at December 31, 2007 and an increase of 75.15% from $17.13 million at September 30, 2007. The increase during the first nine months of 2008 compared to December 31, 2007 and to September 30, 2007, was primarily related to an increase in nonaccrual loans and leases primarily in the medium and heavy duty truck finance portfolio.  The increase in medium and heavy duty truck nonaccrual loans was primarily the result of several customers continuing to experience cash flow difficulties as a result of high fuel prices and weakened demand for services due to overall economic conditions. Nonperforming assets as a percentage of total loans and leases increased to 0.88% at September 30, 2008, from 0.56% at December 31, 2007, and 0.52% at September 30, 2007.

As of September 30, 2008, repossessions consisted of aircraft, automobiles, medium and heavy duty trucks, and construction equipment.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

Supplemental Loan Information as of September 30, 2008

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$671,019	$1,337	$19	$597
Auto, light truck and environmental equipment	337,248	606	143	(198)
Medium and heavy duty truck	253,682	10,961	-	411
Aircraft financing	608,881	896	16	(1,784)
Construction equipment financing	383,446	1,448	-	189
Loans secured by real estate	924,313	7,453	1,614	334
Consumer loans	136,274	111	57	523

Total	$3,314,863	$22,812	$1,849	$72

NONINTEREST INCOME

Noninterest income for the three month periods ended September 30, 2008 and 2007 was $12.38 million and $17.90 million, respectively, and $53.77 million and $54.45 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Noninterest income:
Trust fees	$4,939	$3,853	$14,155	$11,367
Service charges on deposit accounts	5,761	5,278	16,633	15,074
Mortgage banking income	959	770	3,493	2,400
Insurance commissions	1,084	964	4,122	3,540
Equipment rental income	6,285	5,345	17,794	15,730
Other income	2,168	1,841	6,836	6,042
Investment securities and other investment (losses) gains	(8,816)	(154)	(9,259)	300

Total noninterest income	$12,380	$17,897	$53,774	$54,453

Noninterest income increased in all categories for the third quarter and year-to-date 2008 as compared to the same periods in 2007 except for investment security loses which offset these increases.  Trust fees increased $1.09 million, or 28.17% during the third quarter of 2008 as compared to the third quarter of 2007, and $2.79 million, or 24.52% for the first nine months of 2008 as compared to the first nine months of 2007.  These increases were primarily due to an increase in assets under management and an increase in our investment advisory management fees received from the 1st Source Monogram Funds.  Service charges on deposit accounts increased for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 due to growth in the number of deposit accounts and a higher volume of fee-generating transactions, primarily overdrafts, debit card and nonsufficient funds transactions.

Mortgage banking income increased due to increased gains on the sales of mortgage loans.  Insurance commissions increased mainly due to an October 2007 acquisition of an insurance agency in the Fort Wayne area.  Equipment rental income increased during the third quarter of 2008 and the first nine months of 2008 primarily due to an increase in the operating lease portfolio.  Other noninterest income remained stable for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007.

Investment securities and other investment losses increased for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 as we recorded $8.07 million and $9.00 million, respectively, in impairment charges on investments in the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock .  In addition, other than temporary impairment charges of $0.93 million and $1.26 million, respectively, were recorded for the third quarter and year-to-date 2008 on other preferred equity holdings.  Due to the uncertainty of future market conditions and of financial performance of these entities, we were unable to determine when or if this impairment will be recovered and considered this to be an other than temporary impairment.  As of September 30, 2008, the carrying value of our investment in the FHLMC preferred stock was $0.58 million and the carrying value of our investment in the FNMA preferred stock was $0.07 million.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended September 30, 2008 and 2007 was $38.32 million and $37.44 million, respectively, and $114.61 million and $103.69 million for the nine month periods ended September 30, 2008 and 2007, respectively.   Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Noninterest expense:
Salaries and employee benefits	$19,297	$20,035	$58,996	$55,754
Net occupancy expense	2,332	2,467	7,289	6,552
Furniture and equipment expense	3,694	3,996	11,555	10,838
Depreciation - leased equipment	5,041	4,284	14,266	12,603
Professional fees	2,773	922	6,453	3,089
Supplies and communication	1,812	1,666	5,163	4,450
Business development and marketing expense	881	1,027	2,524	3,302
Intangible asset amortization	351	287	1,052	524
Loan and lease collection and repossession expense	(130)	345	672	670
Other expense	2,266	2,411	6,643	5,904

Total noninterest expense	$38,317	$37,440	$114,613	$103,686

For the third quarter of 2008 salaries and employee benefits expense was $19.30 million compared to $20.04 million for the third quarter of 2007. For the first nine months of 2008 salaries and employee benefits expense was $59.00 million compared to $55.75 million for the first nine months of 2007.  This increase was due to a larger work force following the acquisition of FNBV and increased executive incentive and group insurance provisions.

The increases for the third quarter year-to-date 2008 as compared to 2007 in net occupancy expense, furniture and equipment expense, supplies and communication, and intangible asset amortization were primarily due to the added expenses of FNBV.  For the third quarter 2008, these expense categories all remained relatively stable with third quarter 2007 amounts.  Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income from third quarter and year-to-date of 2007 to third quarter and year-to-date of 2008.  Professional fees increased in the third quarter and first nine months of 2008, as compared to the third quarter and first nine months of 2007 due to expenses recorded for a systems security breach that occurred in May 2008 and other consulting expenses.  Loan and lease collection and repossession expense remained comparable to 2007 levels.  Other expenses decreased for the third quarter and increased year-to-date 2008 as compared to 2007 due to increased FDIC Insurance premiums, correspondent banking fees, and debit card losses.

INCOME TAXES

The provision (benefit) for income taxes for the three and nine month periods ended September 30, 2008, was $(0.58) million and $7.31 million, respectively, compared to $2.37 million and $10.61 million, respectively, for the same periods in 2007.  The effective tax rates were 25.74% for the nine month period ended September 30, 2008, compared to 31.84% for the nine month period ended September 30, 2007. The decrease in the effective tax rate in 2008 was mainly due to an increase in tax-exempt interest in relation to taxable income.  Taxable income declined due to the other than temporary impairment charge on investment securities.  If these investment securities were sold, they would generate capital losses for income tax purposes.  Management believes that there will be adequate capital gains available in prior and subsequent tax periods to offset the capital loss which allows us to realize the full tax benefit of the potential capital loss. The provisions for income taxes for the three and nine month periods ended September 30, 2008 and 2007, are at a rate which management believes approximates the expected effective rate for the year.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2007.  For information regarding 1st Source’s market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.

CONTROLS AND PROCEDURES

    As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

     In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.           Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of their businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on 1st Source’s consolidated financial position or results of operations.

ITEM 1A.	Risk Factors.

Except for the addition of the risk factors detailed below, there have been no material changes in risks previously disclosed under item 1A. of 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2007.

        The soundness of other financial institutions could adversely affect us - Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due us. Any such losses could have a material adverse affect on our financial condition and results of operations.

          Current levels of market volatility are unprecedented - The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations.

ITEM 2.                              Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum number (or approximate
			Total number of shares purchased	dollar value) of shares
			as part of publicly announced	that may yet be purchased under
Period	Total number of shares purchased	Average price paid per share	plans or programs (1)	the plans or programs
July 01 - 31, 2008		-	-	1,447,448
August 01 - 31, 2008		-	-	1,447,448
September 01 - 30, 2008		-	-	1,447,448

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

ITEM 3.           Defaults Upon Senior Securities.

                None

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                None

ITEM 5.           Other Information.

                None

ITEM 6.           Exhibits.

The following exhibits are filed with this report:

10(k)  Purchase and Sale Agreement with WA Holdings, Inc. dated August 25, 2008.

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

1st Source Corporation

DATE October 24 , 2008	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE October 24, 2008	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer