Form 10-K
period 2008-12-31
1ST SOURCE CORP
filed 2009-02-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

            ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2008

OR

       ❒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition from _________ to ____________

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
                                                                   Common Stock-wihout par value                                                                                 The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐   No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐  No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ❒   No    ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $218,217,564

The number of shares outstanding of each of the registrant’s classes of stock as of February 16, 2009:
Common Stock, without par value –– 24,176,342 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2009 annual meeting of shareholders to be held April 23, 2009, are incorporated by reference into Part III.

Part I

Item 1.  Business.

1st Source Corporation

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as "1st Source"), a broad array of financial products and services. 1st Source Bank ("Bank"), our banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 79 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank's Specialty Finance Group, with 24 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. While concentrated in certain equipment types, we enjoy serving a very diverse client base. We are not dependent upon any single industry or client. At December 31, 2008, we had consolidated total assets of $4.46 billion, loans and leases of $3.30 billion, deposits of $3.51 billion, and total shareholders’ equity of $453.66 million.

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

Commercial, Agricultural, and Real Estate Loans — 1st Source Bank provides commercial, small business, agricultural, and real estate loans to primarily privately owned business clients mainly located within our regional market area. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. Other services include commercial leasing and cash management services.

Consumer Services — 1st Source Bank provides a full range of consumer banking services, including checking accounts, on-line banking including bill payment, telephone banking, savings programs, installment and real estate loans, home equity loans and lines of credit, drive-through and night deposit services, safe deposit facilities, automated teller machines, overdraft facilities, debit and credit card services, financial literacy seminars and brokerage services.

Trust Services — 1st Source Bank provides a wide range of trust, investment, agency, and custodial services for individual, corporate, and not-for-profit clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.

Specialty Finance Group Services — 1st Source Bank, through its Specialty Finance Group,  provides a broad range of comprehensive equipment loan and lease finance products addressing the financing needs of a broad array of companies. This group can be broken down into five areas: auto and light trucks; environmental equipment; medium and heavy duty trucks; new and used aircraft; and construction equipment.

The auto and light truck division consists of financings to automobile rental and leasing companies, and light truck rental and leasing companies. The auto and light truck finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

Environmental equipment financing handles trash and recycling equipment for municipalities and private businesses as well as equipment for landfills. Receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

The medium and heavy duty truck division provides financing for highway tractors and trailers and delivery trucks to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of two to seven years.

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

First National Bank, Valparaiso

First National Bank, Valparaiso (First National) was a wholly owned subsidiary of 1st Source Corporation that was acquired on May 31, 2007. On June 9, 2008, First National was merged with 1st Source Bank.

Trustcorp Mortgage Company

Trustcorp Mortgage Company (Trustcorp) is a mortgage banking company and is a wholly owned subsidiary of 1st Source Corporation. During 2007, its mortgage activity was merged with 1st Source Bank.

1st Source Insurance, Inc.

1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance products and services to individuals and businesses covering corporate and personal property, casualty insurance, and individual and group health and life insurance. 1st Source Insurance, Inc. has seven offices.

1st Source Corporation Investment Advisors, Inc.

1st Source Corporation Investment Advisors, Inc. (Investment Advisors) is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services to trust and investment clients of 1st Source Bank. Investment Advisors is registered as an investment advisor with the Securities and Exchange Commission under the Investment Advisors Act of 1940. Investment Advisors serves strictly in an advisory capacity and, as such, does not hold any client securities.

Other Consolidated Subsidiaries

We have other subsidiaries that are not significant to the consolidated entity.

1st Source Capital Trust IV and 1st Source Master Trust

Our unconsolidated subsidiaries include 1st Source Capital Trust IV and 1st Source Master Trust. These subsidiaries were created for the purposes of issuing $30.00 million and $57.00 million of trust preferred securities, respectively, and lending the proceeds to 1st Source. We guarantee, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. 1st Source Capital Trust II and 1st Source Capital Trust III were dissolved during 2008.

Competition

The activities in which we and the Bank engage in are highly competitive. Our businesses and the geographic markets we serve match us against other banks, some of which are affiliated with large bank holding companies headquartered outside of our principal market. We generally compete on the basis of client service and responsiveness to client needs, available loan and deposit products, the rates of interest charged on loans and leases, the rates of interest paid for funds, other credit and service charges, the quality of services rendered, the convenience of banking facilities, and in the case of loans and leases to large commercial borrowers, relative lending limits.

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

We compete against these financial institutions by being convenient to do business with, and by taking the time to listen and understand our clients needs. We deliver personalized, one on one banking through knowledgeable local members of the community, offering a full array of products and highly personalized services. We rely on our history and our reputation in northern Indiana dating back to 1863.

Employees

At December 31, 2008, we had approximately 1,280 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

Regulation and Supervision

General — 1st Source and the Bank are extensively regulated under Federal and State law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and our prospective business. Our operations may be affected by legislative changes and by the policies of various regulatory authorities. We are unable to predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls, or new Federal or State legislation may have in the future.

We are a registered bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). We are required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

1st Source Bank, as an Indiana state bank and member of the Federal Reserve System, is supervised by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve. As such, 1st Source Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the Federal Deposit Insurance Corporation (FDIC) provides deposit insurance to 1st Source Bank, we are also subject to supervision and regulation by the FDIC (even though the FDIC is not our primary Federal regulator).

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2008, the Bank was categorized as "well capitalized," meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 6.00%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

FDIC Deposit Insurance Assessments — On October 16, 2008, in response to the recent problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter 2009. The FDIC indicated that it will issue another final rule early in 2009, to take effect on April 1, 2009, to change the way that the FDIC's assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to the assessment rules.

Temporary Liquidity Guarantee Program — On November 21, 2008, the FDIC Board of Directors adopted a final rule implementing the Temporary Liquidity Guarantee Program (TLG Program). The TLG Program consists of two basic components: a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies (the debt guarantee program) and full guarantee of non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount (the transaction account guarantee program). The purpose of the guarantee of transaction accounts and the debt guarantee is to reduce funding costs and allow banks and thrifts to increase lending to consumers and businesses. All insured depository institutions were automatically enrolled in both programs unless they elected to opt out by a specified date. 1st Source did not elect to opt out and thus participates in both programs.

Emergency Economic Stabilization Act of 2008 — On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (EESA). This Act temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor effective immediately. This temporary increase in the deposit insurance limit expires on December 31, 2009.

Under the Troubled Asset Relief Program established by EESA, the U.S. Treasury Department announced a Capital Purchase Program (CPP). CPP is designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and support the U.S. economy. Under the program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms as described in the program's term sheet. The program is available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect submitted applications to Treasury by November 14, 2008. EESA provides for Treasury to determine an applicant’s eligibility to participate in the CPP after consulting with the appropriate federal banking agency.

1st Source submitted an application to participate in the CPP and obtained Treasury approval on December 11, 2008. On January 23, 2009, 1st Source issued preferred stock valued at $111.00 million and a warrant to acquire 837,947 shares of its common stock to Treasury pursuant to the CPP. The warrant is exercisable at any time during the ten-year period following issuance at an exercise price of $19.87.

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

Gramm-Leach-Bliley Act of 1999 — The Gramm-Leach-Bliley Act of 1999 (GLBA) is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company’s subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-

chartered banks. In addition, the Bank is subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary. We do not, however, currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary.

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

Regulations Governing Extensions of Credit — 1st Source Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or our subsidiaries, or investments in our securities and on the use of our securities as collateral for loans to any borrowers. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA, certain regulations of the Federal Reserve, state laws and many other Federal laws govern the extensions of credit and generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on the condition that the customer obtain additional services from the bank’s holding company or from one of its subsidiaries.

1st Source Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and subject to credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with non affiliates, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Bank must maintain reserves of 3.00% against net transaction accounts greater than $10.30 million and up to $44.40 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $44.40 million.

Dividends — The ability of the Bank to pay dividends is limited by state and Federal Regulations that require 1st Source Bank to obtain the prior approval of the DFI before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its retained net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank may pay may also be limited by certain covenant agreements and by the principles of prudent bank management. See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of dividend limitations.

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

Technology security breaches and constant technological change — Any compromise of our security also could deter our clients from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.

The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Our construction and transportation related businesses could be adversely impacted by the negative effects caused by high fuel costs, terrorist and other potential attacks, and other destabilizing events. These factors could contribute to the deterioration of the quality of our loan and lease portfolio, as they could have a negative impact on the travel sensitive businesses for which our specialty finance businesses provide financing.

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

The soundness of other financial institutions could adversely affect us — Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due us. Any such losses could have a material adverse affect on our financial condition and results of operations.

Economic conditions and current levels of market volatility are unprecedented — We are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services.

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

We are subject to extensive government regulation and supervision — Our operations are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible change. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulation or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs and limit the types of financial services and products we may offer. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Reliance on dividends from our subsidiaries — Our parent company, 1st Source Corporation, receives substantially all of its revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our subsidiaries may pay to our parent company. In the event our subsidiaries are unable to pay dividends to our parent company, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from our subsidiaries could have a material adverse affect on our business, financial condition and results of operations.

Changes in accounting standards could impact reported earnings — Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

Impact of recently enacted legislation and our participation in the programs — The Emergency Economic Stabilization Act of 2008 (the "EESA") is intended to stabilize and provide liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA and its regulations and other governmental programs will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could adversely affect our business, financial condition and results of operations. The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects on us. We may face increased regulation of our industry.  Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

Our participation in the Treasury’s Capital Purchase Program may adversely affect the value of our common stock and the rights of our common shareholders — The terms of the preferred stock we issued under the Treasury’s Capital Purchase Program could reduce investment returns to our common shareholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, we will be prohibited from increasing our common stock dividends for the first three years while the Treasury holds the preferred stock.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by us. The payments of these dividends will decrease the excess cash we otherwise have available to pay dividends on our common stock and to use for general corporate purposes, including working capital.

Finally, we will be prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the preferred stock issued to the Treasury. Although we fully expect to be able to pay all required dividends on the preferred stock (and to continue to pay dividends on our common stock at current levels), there is no guarantee that we will be able to do so in the future.

Our deposit insurance premiums could be substantially higher in the future which will have an adverse effect on our future earnings — Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the continued failures of unaffiliated FDIC insured depository institutions, we anticipate that our FDIC deposit insurance premiums will increase in the future, perhaps significantly, which will adversely impact our future earnings.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our headquarters building is located in downtown South Bend. In 1982, the land was leased from the City of South Bend on a 49-year lease, with a 50-year renewal option. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. Also, in 1982, we sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The building is a structure of approximately 160,000 square feet, with 1st Source and our subsidiaries occupying approximately 65% of the available office space and approximately 35% subleased to unrelated tenants.

At December 31, 2008, we also owned property and/or buildings on which 55 of the 1st Source Bank's 79 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, training facility, warehouse, and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.

Item 3.  Legal Proceedings.

1st Source and our subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Our management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "SRCE." The following table sets forth for each quarter the high and low sales prices for our common stock, as reported by Nasdaq, and the cash dividends paid per share for each quarter.

	2008 Sales Price		Cash Dividends	2007 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$21.81	$15.13	$.14	$32.62	$24.27	$.14
June 30	22.62	16.10	.14	27.92	23.32	.14
September 30	30.00	14.54	.14	27.00	18.41	.14
December 31	25.56	12.61	.16	24.47	16.28	.14
As of December 31, 2008, there were 1,012 holders of record of 1st Source common stock

Comparison of Five Year Cumulative Total Return*

Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

  * Assumes $100 invested on December 31, 2003, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.

 ** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select  It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.

*** The peer group is a market-capitalization-weighted stock index of 59 banking companies in Indiana, Michigan, Ohio, and Wisconsin.

NOTE: Total return assumes reinvestment of dividends.

1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 552,552 shares. No shares were repurchased during the three months ended December 31, 2008.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note R of the Notes to Consolidated Financial Statements. In addition, as a result of our participation in the TARP Capital Purchase Program, we may not increase the quarterly dividends we pay on our common stock above $0.16 per share during the three-year period ending January 23, 2012, without the consent of the Treasury Department, unless the Treasury Department no longer holds shares of the Series A Preferred Stock we issued in the TARP Capital Purchase Program.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)	2008	2007 (2)	2006	2005	2004
Interest income	$235,308	$253,587	$208,994	$168,532	$151,437
Interest expense	103,148	134,677	102,561	70,104	52,749
Net interest income	132,160	118,910	106,433	98,428	98,688
Provision for (recovery of) loan and lease losses	16,648	7,534	(2,736)	(5,855)	229
Net interest income after provision for (recovery of)
loan and lease losses	115,512	111,376	109,169	104,283	98,459
Noninterest income	84,003	70,619	76,585	68,533	62,733
Noninterest expense	153,114	140,312	126,211	123,439	127,091
Income before income taxes	46,401	41,683	59,543	49,377	34,101
Income taxes	13,015	11,144	20,246	15,626	9,136
Net income	$33,386	$30,539	$39,297	$33,751	$24,965
Assets at year-end	$4,464,174	$4,447,104	$3,807,315	$3,511,277	$3,563,715
Long-term debt and mandatorily redeemable
securities at year-end	29,832	34,702	43,761	23,237	17,964
Shareholders’ equity at year-end	453,664	430,504	368,904	345,576	326,600
Basic net income per common share (1)	1.38	1.30	1.74	1.48	1.10
Diluted net income per common share (1)	1.37	1.28	1.72	1.46	1.08
Cash dividends per common share (1)	.580	.560	.534	.445	.382
Dividend payout ratio	42.34%	43.75%	31.05%	30.48%	35.37%
Return on average assets	0.76%	0.74%	1.11%	1.00%	0.75%
Return on average common equity	7.52%	7.47%	10.98%	10.12%	7.81%
Average common equity to average assets	10.09%	9.85%	10.07%	9.89%	9.55%

(1) The computation of per common share data gives retroactive recognition to a 10% stock dividend declared July 27, 2006.
(2) Results for 2007 and later include the acquisition of FINA Bancorp, Inc. Refer to Note C of the Notes to Consolidated Financial Statements for further details.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. Words such as “believe”, “contemplate”, “seek”, “estimate”, “plan”, “project”, “anticipate”, “possible”, “assume”, “expect”, “intend”, “targeted”, “continue”, “remain”, “will”, “should”, “indicate”, “would”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-

looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties.

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

Application of Critical Accounting Policies and Estimates

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

We have identified three policies as being critical because they require our management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan and lease losses, the valuation of mortgage servicing rights, and the valuation of securities. Our management has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Our management has reviewed the application of these policies with the Audit Committee of the Board of Directors.  Following is a discussion of the areas we view as our most critical accounting policies.

Reserve for Loan and Lease Losses — The reserve for loan and lease losses represents our management’s estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an adequate reserve, our management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of client performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, our management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if our management’s underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted. Our accounting policy related to the reserve is disclosed in Note A under the heading "Reserve for Loan and Lease Losses."

Fair Value Measurements: — We use fair value measurements to record certain financial instruments and to determine fair value disclosures. Available-for-sale securities, mortgage loans held for sale, and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. SFAS No. 157, Fair Value Measurements establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note A under the heading "Fair Value Measurements" and in Note S, "Fair Values of Financial Instruments."

Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights, whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note A under the heading "Mortgage Banking Activities."

Recent Market Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent months, volatility and disruption in the capital and credit markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008. The EESA authorizes the Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA also provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per insured account until December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program through December 31, 2009. All insured depository institutions automatically participated in the Temporary Liquidity Guarantee Program for 30 days following the announcement of the program without charge (subsequently extended to December 5, 2008) and thereafter, unless an institution opted out, at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits.

1st Source elected to participate in the TARP Capital Purchase Program, and on January 23, 2009 received $111.00 million in additional capital through the program. In exchange, the Treasury received a like amount of 1st Source Corporation preferred stock that pays an annual dividend of 5.00 percent for the first five years, and an annual dividend of 9.00 percent in any years thereafter. We may redeem the preferred shares issued to Treasury in full during the first three years following issuance only with the proceeds of a qualifying equity offering. Thereafter, the preferred shares may be redeemed in full or in part at any time. We also issued a warrant to the Treasury to purchase 837,947 shares of 1st Source common stock, which, upon issuance, would represent approximately 3.3 percent of our outstanding common shares, based upon current information. The warrant is exercisable at any time during the ten-year period following issuance at an exercise price of $19.87.

Notwithstanding the foregoing, The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law by President Obama on February 17, 2009, provides that the Secretary of the Treasury shall permit a recipient of funds under the Troubled Assets Relief Program, subject to consultation with the recipient’s appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance, the Secretary of the Treasury shall liquidate the warrants associated with the assistance at the current market price. While Treasury has not yet issued implementing regulations, it appears that ARRA will permit 1st Source, if it so elects and following consultation with the FRB, to redeem the Series A Preferred Stock at any time without restriction.

Additionally, 1st Source has decided to continue to participate in the Temporary Liquidity Guarantee Program following the expiration of the initial opt-out period. Our participation includes both the Transaction Account Guarantee Program related to the guarantee of noninterest bearing deposit accounts and eligible, low earning NOW accounts (interest rate equal to or less than 0.50%) and the Debt Guarantee Program related to the guarantee of applicable senior unsecured debt.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. global economies. Further adverse effects could have an adverse effect on our business.

Earnings Summary

Net income in 2008 was $33.39 million, up from $30.54 million in 2007 and down from $39.30 million in 2006. Diluted net income per common share was in $1.37 in 2008, $1.28 in 2007, and $1.72 in 2006. Return on average total assets was 0.76% in 2008 compared to 0.74% in 2007, and 1.11% in 2006. Return on average common shareholders' equity was 7.52% in 2008 versus 7.47% in 2007, and 10.98%  in 2006.

Net income in 2008 was favorably impacted by an 11.14% increase in net interest income over 2007, an $11.49 million gain on the sale of certain assets of Investment Advisors and increased noninterest income. These increases were offset by increased provision for loan and lease losses, investment securities impairment and increased noninterest expenses. Net income in 2007 was favorably affected by an 11.72% increase in net interest income over 2006. However, this increase was more than offset by an increase in the provision for loan and lease losses, decreased mortgage banking income, investment securities impairment and increased noninterest expenses.

Dividends paid on common stock in 2008 amounted to $0.58 per share, compared to $0.56 per share in 2007, and $0.534 per share in 2006. The level of earnings reinvested and dividend payouts are based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

Acquisition of First National Bank, Valparaiso — On May 31, 2007, we acquired FINA Bancorp (FINA), the parent company of First National Bank, Valparaiso for $134.19 million. First National was a full service bank with 16 banking facilities, as of December 31, 2007, located in Porter and LaPorte Counties of Indiana. Pursuant to the definitive agreement, FINA shareholders were able to choose whether to receive 1st Source common stock and/or cash pursuant to the election procedures described in the definitive agreement. Under the terms of the transaction, FINA was acquired in exchange for 2,124,974 shares of 1st Source common stock valued at $53.68 million and $80.51 million in cash. The value of the common stock was $25.26 per share. We believe that the purchase of FINA is a natural extension of our service area and is consistent with our growth and market expansion initiatives. On June 6, 2008, First National was merged with 1st Source Bank.

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

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.34% in 2008 compared to 3.18% in 2007, and 3.29% in 2006. The higher margin in 2008 reflects lower funding costs compared with the decline in yields on earning assets. Net interest income was $132.16 million for 2008, compared to $118.91 million for 2007. Tax-equivalent net interest income totaled $135.75 million for 2008, an increase of $13.22 million from the $122.53 million reported for 2007. The $13.22 million increase is mainly due to changes in rates.

During 2008, average earning assets increased $215.89 million while average interest-bearing liabilities increased $194.30 million over the comparable period. The yield on average earning assets decreased 81 basis points to 5.87% for 2008 from 6.68% for 2007. The rate earned on assets was negatively impacted by decreases in market rates. Total cost of average interest-bearing liabilities decreased 112 basis points during 2008 as liabilities were also impacted by decreases in market rates. The result was an increase of 31 basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

The largest contributor to the decrease in the yield on average earning assets in 2008 was the 97 basis point decrease in the loan and lease portfolio yield. The decrease in the loan and lease portfolio yield was offset by an increase in net loan and lease outstandings. Average net loans and leases increased $270.74 million or 9.05% in 2008 from 2007.

During 2008, the tax-equivalent yield on securities available for sale decreased 28 basis points to 4.60% while the average balance decreased $22.99 million.

Average interest-bearing deposits increased $78.07 million during 2008 while the effective rate paid on those deposits decreased 104 basis points. Average demand deposits increased $26.39 million during 2008.

Average short-term borrowings increased $115.47 million during 2008; however, the effective rate paid decreased 206 basis points. Average subordinated notes which represent our trust preferred borrowings increased $8.55 million during 2008, while the effective rate increased four basis points. Average long-term debt decreased $7.79 million during 2008 as the effective rate decreased 57 basis points.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

		2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities:
Taxable	$491,061	$22,170	4.51%	$510,949	$25,136	4.92%	$458,152	$19,177	4.19%
Tax-exempt	222,751	10,692	4.80	225,849	10,800	4.78	173,652	7,416	4.27
Mortgages held for sale	33,925	2,069	6.10	28,913	1,892	6.54	53,034	3,549	6.69
Net loans and leases	3,263,276	202,539	6.21	2,992,540	214,725	7.18	2,566,217	178,125	6.94
Other investments	57,601	1,425	2.47	94,478	4,657	4.93	64,049	3,271	5.11
Total earning assets	4,068,614	238,895	5.87	3,852,729	257,210	6.68	3,315,104	211,538	6.38
Cash and due from banks	83,270			81,714			78,365
Reserve for loan and lease losses	(71,358)			(61,555)			(59,082)
Other assets	319,997			278,421			217,914
Total assets	$4,400,523			$4,151,309			$3,552,301
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing deposits	$2,996,830	$86,903	2.90%	$2,918,756	$115,113	3.94%	$2,418,344	$85,067	3.52%
Short-term borrowings	386,850	7,626	1.97	271,377	10,935	4.03	265,824	11,011	4.14
Subordinated notes	90,960	6,714	7.38	82,414	6,051	7.34	59,022	4,320	7.32
Long-term debt and mandatorily redeemable securities	34,472	1,905	5.53	42,265	2,578	6.10	36,952	2,163	5.85
Total interest bearing liabilities	3,509,112	103,148	2.94	3,314,812	134,677	4.06	2,780,142	102,561	3.69
Noninterest bearing deposits	377,440			351,050			352,204
Other liabilities	69,823			76,472			62,196
Shareholders' equity	444,148			408,975			357,759
Total liabilities and shareholders' equity	$4,400,523			$4,151,309			$3,552,301
Net interest income		$135,747			$122,533			$108,977
Net interest margin on a tax equivalent basis			3.34%			3.18%			3.29%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2008 compared to 2007
Interest earned on:
Investment securities:
Taxable	$(927)	$(2,039)	$(2,966)
Tax-exempt	(153)	45	(108)
Mortgages held for sale	290	(113)	177
Net loans and leases	24,816	(37,002)	(12,186)
Other investments	(1,417)	(1,815)	(3,232)
Total earning assets	$22,609	$(40,924)	$(18,315)
Interest paid on:
Interest bearing deposits	$3,045	$(31,255)	$(28,210)
Short-term borrowings	16,581	(19,890)	(3,309)
Subordinated notes	630	33	663
Long-term debt and mandatorily redeemable securities	(447)	(226)	(673)
Total interest bearing liabilities	$19,809	$(51,338)	$(31,529)
Net interest income	$2,800	$10,414	$13,214
2007 compared to 2006
Interest earned on:
Investment securities:
Taxable	$2,383	$3,576	$5,959
Tax-exempt	2,422	962	3,384
Mortgages held for sale	(1,579)	(78)	(1,657)
Net loans and leases	30,264	6,336	36,600
Other investments	1,497	(111)	1,386
Total earning assets	$34,987	$10,685	$45,672
Interest paid on:
Interest bearing deposits	$19,125	$10,921	$30,046
Short-term borrowings	241	(317)	(76)
Subordinated notes	1,719	12	1,731
Long-term debt and mandatorily redeemable securities	320	95	415
Total interest bearing liabilities	$21,405	$10,711	$32,116
Net interest income	$13,582	$(26)	$13,556

Noninterest Income — Noninterest income increased 18.95% in 2008 from 2007 following a 7.79% decrease in 2007 over 2006. Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)	2008	2007	2006
Noninterest income:
Trust fees	$18,599	$15,567	$13,806
Service charges on deposit accounts	22,035	20,470	19,040
Mortgage banking income	2,994	2,868	11,637
Insurance commissions	5,363	4,666	4,574
Equipment rental income	24,224	21,312	18,972
Other income	9,293	8,864	6,554
Gain on sale of certain Investment Advisor assets	11,492	-	-
Investment securities and other investment (losses) gains	(9,997)	(3,128)	2,002
Total noninterest income	$84,003	$70,619	$76,585

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by 19.48% in 2008 from 2007 compared to an increase of 12.76% in 2007 over 2006. Trust fees are largely based on the size of client relationships and the market value and mix of assets under management. The market value of trust assets under management at December 31, 2008 and 2007, was $2.65 billion and $3.05 billion, respectively. At December 31, 2008, these trust assets were comprised of $1.59 billion of personal and agency trusts, $0.64 billion of employee benefit plan assets, $314.02 million of estate administration assets and individual retirement accounts, and $98.05 million of custody assets. Growth in trust fees was mainly attributed to an increase in revenue sharing fees earned on the Monogram mutual funds sold outside the Bank and administered by the Investment Advisors subsidiary.

Service charges on deposit accounts increased 7.65% in 2008 from 2007 compared to an increase of 7.51% in 2007 from 2006. The growth in service charges on deposit accounts reflects growth in the number of deposit accounts due to the May 2007 acquisition of First National and a higher volume of fee generating transactions, primarily overdrafts, debit card and nonsufficient funds transactions.

Mortgage banking income increased 4.39% in 2008 over 2007, compared to a decrease of 75.35% in 2007 over 2006. In 2008, increased gains on mortgage loan sales were offset by $1.91 million in mortgage servicing rights impairment. The decrease in 2007 was primarily due to a decline in production volume, non-recurring 2006 gains on the sale of mortgage servicing rights and a decline in loan servicing fee income. In 2006, we recognized $4.75 million in pre-tax gains on bulk sales of mortgage servicing rights related to both governmental and conventional loans that occurred during the second and third quarters. During 2008, 2007 and 2006, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets.

Insurance commissions were up 14.94% in 2008 from 2007 compared to an increase of 2.01% in 2007 from 2006. The increase for 2008 and 2007 was mainly attributed to an acquisition of an insurance agency in the Fort Wayne area. The increase for 2006 was mainly attributed to higher contingent commissions.

Equipment rental income generated from operating leases grew by 13.66% during 2008 from 2007 compared to an increase of 12.33% during 2007 from 2006. Revenues from operating leases for construction equipment, various trucks, and other equipment increased as clients responded positively to our strong marketing efforts and entered into new lease agreements.

On August 25, 2008, Investment Advisors entered into a Purchase and Sale Agreement with WA Holdings, Inc. ("Buyer") whereby Investment Advisors agreed to sell certain assets to Buyer and to enter into a long-term strategic partnership with Buyer. Pursuant to the Purchase and Sale Agreement, in December 2008, Buyer and its wholly-owned subsidiary, Wasatch Advisors, Inc., investment advisor of the Wasatch Funds, Inc., acquired assets of Investment Advisors related to the management of the 1st Source Monogram Mutual Funds - the Income Equity Fund, the Long/Short Fund and the Income Fund. The 1st Source Monogram Mutual Funds were reorganized into the Wasatch - 1st Source Income Equity Fund, the Wasatch - 1st Source Long/Short Fund, and the Wasatch - 1st Source Income Fund. Investment Advisors recorded a net gain of $11.49 million at closing, which was net of $1.51 million of legal and compensation expense.

Investment securities and other investment losses totaled $10.00 million for the year ended 2008 compared to losses of $3.13 million for the year ended 2007 and gains of $2.00 million for the year ended 2006. In 2008 and 2007, we took $10.82 million and $4.11 million, respectively,  in impairment charges on investments in the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and other preferred equities. In 2008, deterioration in the residential mortgage business and government intervention at the FNMA and the FHLMC resulted in further impairment of the FNMA and the FHLMC securities. Due to the uncertainty of future market conditions and how they might impact the financial performance of the FNMA and the FHLMC, we were unable to determine when or if this impairment will be recovered. As of December 31, 2008, the carrying value of our investment in the FHLMC preferred stock was $0.13 million and the carrying value of our investment in the FNMA preferred stock was $0.03 million. Favorable market valuation adjustments on our venture partnership investments during 2006 were the main factor contributing to the 2006 gains.

Other income remained relatively stable in 2008 from 2007 after an increase of 35.25% in 2007 compared to 2006. The increase in 2007 was primarily due to increases in interest rate swap fee income, credit card merchant fees, and income on bank owned life insurance policies.

Noninterest Expense — Noninterest expense increased 9.12% in 2008 over 2007 following an 11.17% increase in 2007 from 2006. Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)	2008	2007	2006
Noninterest expense:
Salaries and employee benefits	$76,965	$73,944	$66,605
Net occupancy expense	9,698	9,030	7,492
Furniture and equipment expense	15,095	15,145	12,316
Depreciation — leased equipment	19,450	17,085	14,958
Professional fees	8,446	4,575	3,998
Supplies and communications	6,782	5,987	5,496
Business development and marketing expense	3,749	4,788	4,008
Intangible asset amortization	1,393	874	1,910
Loan and lease collection and repossession expense	1,162	1,123	704
Other expense	10,374	7,761	8,724
Total noninterest expense	$153,114	$140,312	$126,211

Total salaries and employee benefits increased 4.09% in 2008 from 2007, following an 11.02% increase in 2007 from 2006.

Employee salaries increased 3.69% in 2008 from 2007 compared to an increase of 13.25% in 2007 from 2006. The increase in 2008 is due to a full year of First National staff and a decline in salaries deferred relating to the origination of loans (SFAS 91). The increase in 2007 is mainly attributable to a larger work force following the acquisition of First National and lower 2006 salaries due to the first quarter 2006 reversal of previously recognized stock-based compensation expense under historical accounting methods related to the estimated forfeiture of stock awards. This one-time expense reversal, combined with the adoption of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (SFAS No. 123(R)) estimated forfeiture accounting requirements, resulted in a reduction in stock-based compensation of $2.07 million, pre-tax, for the 2006 year.

Employee benefits increased 5.74% in 2008 from 2007 after remaining relatively stable in 2007 and 2006. The increase in 2008 was primarily due to increased group insurance costs.

Occupancy expense increased 7.40% in 2008 from 2007, compared to an increase of 20.53% in 2007 from 2006. The increase in 2008 and 2007 was primarily due to the increase in number of locations following the acquisition of First National.

Furniture and equipment expense, including depreciation, declined slightly in 2008 from 2007 compared to a 22.97% increase in 2007 from 2006. During 2008 increased computer processing charges offset declines in repairs and depreciation. During 2007, higher software costs, which were mostly related to implementation of upgrades to our core accounting and management systems, and higher debit card transaction expense were the significant factors contributing to the increase.

Depreciation on equipment owned under operating leases increased 13.84% in 2008 from 2007, following a 14.22% increase in 2007 from 2006. In 2008 and in 2007, depreciation on equipment owned under operating leases increased in conjunction with the increase in equipment rental income as some of our clients opted to enter into new lease arrangements rather than purchase equipment.

Professional fees increased 84.61% in 2008 from 2007, compared to a 14.43% increase in 2007 from 2006. The increase in 2008 was due to expenses recorded for a systems security breach that occurred in May 2008 and other consulting expenses. The majority of the increase in 2007 was due to higher consulting fees paid in conjunction with our core system upgrade.

Supplies and communications expense increased 13.28% in 2008 from 2007 after an 8.93% increase in 2007 as compared to 2006. The increase in 2008 was due to increased printing cost, freight expense and data line expense. The increase in 2007 was due to increased telephone and data line expense and increased freight expense.

Business development and marketing expense decreased 21.70% in 2008 from 2007 compared to a 19.46% increase in 2007 from 2006. The decrease in 2008 was due to reduced retail marketing expenses. The increase in 2007 was mainly due to strong marketing across our entire footprint area.

Intangible asset amortization increased 59.38% in 2008 from 2007 compared to a 54.24% decrease in 2007 from 2006. The increase in intangible asset amortization for 2008 was due to the amortization of intangibles related to the First National acquisition. The decrease in intangible asset amortization for 2007 was primarily due to the effects of the complete amortization of assets associated with acquisitions which occurred during 2001.

Loan and lease collection and repossession expenses remained stable in 2008 from 2007 compared to a 59.52% increase in 2007 from 2006. The increase in 2007 was mainly due to increased collection and repossession legal activity.

Other expenses increased 33.67% in 2008 as compared to 2007 following a decrease of 11.04% in 2007 from 2006. Increased FDIC insurance expense, correspondent bank fees, and write-downs of former bank premises held for sale attributed to the 2008 increase.

Income Taxes — 1st Source recognized income tax expense in 2008 of $13.02 million, compared to $11.14 million in 2007, and $20.25 million in 2006. The effective tax rate in 2008 was 28.05% compared to 26.74% in 2007, and 34.00% in 2006. The effective tax rate increased in 2008 compared to 2007 due to a decrease in tax-exempt interest in relation to income before taxes as well as an increase in state tax expense. For detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note O of the Notes to Consolidated Financial Statements.

Financial Condition

Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial and agricultural loans	$643,440	$593,806	$478,310	$453,197	$425,018
Auto, light truck and environmental equipment	353,838	305,238	317,604	310,786	263,637
Medium and heavy duty truck	243,375	300,469	341,744	302,137	267,834
Aircraft financing	632,121	587,022	498,914	459,645	444,481
Construction equipment financing	375,983	377,785	305,976	224,230	196,516
Loans secured by real estate	918,749	881,646	632,283	601,077	583,437
Consumer loans	130,706	145,475	127,706	112,359	99,245
Total loans and leases	$3,298,212	$3,191,441	$2,702,537	$2,463,431	$2,280,168
At December 31, 2008, 12.3% of total loans and leases were concentrated with construction end users.

Average loans and leases, net of unearned discount, increased 9.05% and 16.61% in 2008 and 2007, respectively. Loans and leases, net of unearned discount, at December 31, 2008, were $3.30 billion and were 73.88% of total assets, compared to $3.19 billion and 71.76% of total assets at December 31, 2007.

Commercial and agricultural lending, excluding those loans secured by real estate, increased 8.36% in 2008 over 2007. Commercial and agricultural lending outstandings were $643.44 million and $593.81 million at December 31, 2008 and December 31, 2007, respectively. This increase was mainly due to growth in our newer markets and strong business activity during the first half of 2008. Agricultural loan outstandings benefited from a robust market coupled with increased working capital needs attributed to higher commodity prices.

Loans secured by real estate increased 4.21% during 2008 over 2007. Loans secured by real estate outstanding at December 31, 2008, were $918.75 million and $881.65 million at December 31, 2007. Loans on commercial real estate, the majority of which is owner occupied, were $621.08 million at December 31, 2008 and $530.45 million at December 31, 2007. The increase was mostly due to growth in our newer markets and strong business activity during the first half of 2008. Residential mortgage lending was $344.36 million at December 31, 2008 and $351.20 million at December 31, 2007.

Auto, light truck, and environmental equipment financing increased 15.92% in 2008 over 2007. At December 31, 2008, auto, light truck, and environmental equipment financing had outstandings of $353.84 million and $305.24 million at December 31, 2007. Environmental equipment financing remained flat in 2008. Auto and light truck financing increased 24.00% at December 31, 2008 compared to December 31, 2007, mainly due to the elimination of our program with Vehicle Services of America which caused letters of credit to be funded, and to our competition leaving the market.

Medium and heavy duty truck loans and leases decreased 19.00%, in 2008. Medium and heavy duty truck financing at December 31, 2008 and 2007, had outstandings of $243.38 million and $300.47 million, respectively. Most of the decrease at December 31, 2008 from December 31, 2007 can be attributed to a reduced need for funding as clients downsized.

Aircraft financing at year-end 2008 increased 7.68% from year-end 2007. Aircraft financing at December 31, 2008 and 2007, had outstandings of $632.12 million and $587.02 million, respectively. The increase in 2008 was primarily due to focused sales efforts and a reduction in competition.

Construction equipment financing remained relatively stable in 2008 compared to 2007. Construction equipment financing at December 31, 2008, had outstandings of $375.98 million, compared to outstandings of $377.79 million at December 31, 2007.

Consumer loans decreased 10.15% in 2008 over 2007. Consumer loans outstanding at December 31, 2008, were $130.71 million and $145.48 million at December 31, 2007. The decrease during 2008 was due to the economic slow down caused an increase in the unemployment rates in our primary markets, thereby decreasing the number of credit worthy customers.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2008. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$465,587	$177,655	$198	$643,440
Auto, light truck and environmental equipment	238,730	111,178	3,930	353,838
Medium and heavy duty truck	124,767	117,285	1,323	243,375
Aircraft financing	297,928	321,532	12,661	632,121
Construction equipment financing	176,238	199,180	565	375,983
Total	$1,303,250	$926,830	$18,677	$2,248,757

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$639,869	$286,961	$926,830
Over 5 Years	5,723	12,954	18,677
Total	$645,592	$299,915	$945,507

Most of the Bank's residential mortgages are sold into the secondary market. Mortgage loans held for sale were $46.69 million at December 31, 2008 and were $25.92 million at December 31, 2007.

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

The reserve for loan and lease losses at December 31, 2008 totaled $79.78 million and was 2.42% of loans and leases, compared to $66.60 million or 2.09% of loans and leases at December 31, 2007 and $58.80 million or 2.18% of loans and leases at December 31, 2006. It is our opinion that the reserve for loan and lease losses was adequate to absorb losses inherent in the loan and lease portfolio as of December 31, 2008.

The provision for loan and lease losses was $16.65 million for 2008, compared to the provision for loan and lease losses of $7.53 million for 2007 and the recovery of provision for loan and lease losses of $2.74 million for 2006. The increased provision for loan and lease losses in 2008 was due to the deterioration in the loan portfolio mainly due to the deterioration in the economy. The recovery of the provision for 2006 was due to increased loan recoveries and was consistent with our improved credit quality of the loan and lease portfolio.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2008	2007	2006		2005		2004
Amounts of loans and leases outstanding
at end of period	$3,298,212	$3,191,441	$2,702,537		$2,463,431		$2,280,168
Average amount of net loans and leases outstanding
during period	$3,263,276	$2,992,540	$2,566,217		$2,348,690		$2,240,055
Balance of reserve for loan and lease losses
at beginning of period	$66,602	$58,802	$58,697		$63,672		$70,045
Charge-offs:
Commercial and agricultural loans	1,580	1,841	1,038		1,478		6,104
Auto, light truck and environmental equipment	234	1,770	340		630		2,408
Medium and heavy duty truck	924	569	-		15		352
Aircraft financing	462	378	1,126		2,424		3,585
Construction equipment financing	1,695	799	118		-		686
Loans secured by real estate	879	356	129		167		456
Consumer loans	2,619	1,654	1,203		858		1,090
Total charge-offs	8,393	7,367	3,954		5,572		14,681
Recoveries:
Commercial and agricultural loans	1,177	2,356	1,594		1,308		1,312
Auto, light truck and environmental equipment	330	446	430		1,140		1,277
Medium and heavy duty truck	248	64	59		174		14
Aircraft financing	2,230	1,779	3,612		2,255		4,460
Construction equipment financing	139	19	753		1,065		547
Loans secured by real estate	171	169	31		89		107
Consumer loans	624	421	316		421		362
Total recoveries	4,919	5,254	6,795		6,452		8,079
Net charge-offs (recoveries)	3,474	2,113	(2,841)		(880)		6,602
Provision for (recovery of provision for) loan and lease losses	16,648	7,534	(2,736)		(5,855)		229
Reserves acquired in acquisitions	-	2,379	-		-		-
Balance at end of period	$79,776	$66,602	$58,802		$58,697		$63,672
Ratio of net charge-offs (recoveries) to average net
loans and leases outstanding	0.11%	0.07%	(0.11	) %	(0.04	) %	0.29%

Net (recoveries) charge-offs as a percentage of average loans and leases by portfolio type follow:

	2008	2007		2006		2005		2004
Commercial and agricultural loans	0.06%	(0.09	) %	(0.12	) %	0.04%		1.14%
Auto, light truck and environmental equipment	(0.03)	0.40		(0.03)		(0.17)		0.43
Medium and heavy duty truck	0.25	0.16		(0.02)		(0.06)		0.14
Aircraft financing	(0.30)	(0.26)		(0.54)		0.04		(0.19)
Construction equipment financing	0.41	0.22		(0.24)		(0.51)		0.07
Loans secured by real estate	0.08	0.02		0.02		0.01		0.06
Consumer loans	1.44	0.88		0.74		0.41		0.77
Total net charge-offs (recoveries) to average portfolio loans and leases	0.11%	0.07%		(0.11	) %	(0.04	) %	0.29%

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

	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases		Leases		Leases		Leases		Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loan and	Reserve	Loans and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Commercial and agricultural loans	$23,025	19.51%	$17,393	18.61%	$14,547	17.70%	$15,472	18.40%	$13,612	18.64%
Auto, light truck, and environmental equipment	9,852	10.73	7,242	9.57	7,022	11.75	6,877	12.62	7,933	11.56
Medium and heavy duty truck	8,915	7.38	8,775	9.41	6,337	12.65	6,131	12.26	4,700	11.75
Aircraft financing	19,163	19.17	17,761	18.39	18,621	18.46	19,583	18.66	26,475	19.49
Construction equipment financing	10,672	11.40	6,171	11.84	5,030	11.32	4,235	9.10	4,502	8.62
Loans secured by real estate	4,602	27.85	6,320	27.62	4,672	23.40	4,058	24.40	4,187	25.59
Consumer loans	3,547	3.96	2,940	4.56	2,573	4.72	2,341	4.56	2,263	4.35
Total	$79,776	100.00%	$66,602	100.00%	$58,802	100.00%	$58,697	100.00%	$63,672	100.00%

Nonperforming Assets — Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower's credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection. Nonperforming assets amounted to $44.17 million at December 31, 2008, compared to $18.48 million at December 31, 2007, and $17.67 million at December 31, 2006. Impaired loans and leases totaled $30.94 million, $6.19 million, and $12.32 million at December 31, 2008, 2007, and 2006, respectively. During 2008, interest income that would have been recorded on nonaccrual loans and leases under their original terms was $1.54 million, compared to $0.98 million in 2007.

Nonperforming assets at December 31, 2008 increased from December 31, 2007, mainly due to increases in nonaccrual loans. Nonaccrual loans increased in all categories with the largest increases coming in aircraft financing, medium and heavy duty truck loans, loans secured by real estate and commercial and agricultural loans.

Nonperforming assets at December 31 (Dollars in thousands)	2008	2007	2006	2005	2004
Loans past due over 90 days	$1,022	$1,105	$116	$245	$481
Nonaccrual loans and leases and restructured loans:
Commercial and agricultural loans	5,399	1,597	1,768	3,701	6,928
Auto, light truck and environmental equipment	709	507	481	812	2,336
Medium and heavy duty truck	7,801	277	1,755	17	179
Aircraft financing	9,975	1,846	8,219	7,641	10,132
Construction equipment financing	1,934	1,196	853	2,513	4,097
Loans secured by real estate	9,147	3,581	2,214	1,475	1,141
Consumer loans	1,590	1,132	285	393	440
Total nonaccrual loans and leases and restructured loans	36,555	10,136	15,575	16,552	25,253
Total nonperforming loans and leases	37,577	11,241	15,691	16,797	25,734
Other real estate	1,381	783	800	960	1,307
Former bank premises held for sale	3,356	4,038	-	-	-
Repossessions:
Commercial and agricultural loans	53	45	2	-	-
Auto, light truck and environmental equipment	226	183	178	128	1,112
Medium and heavy duty truck	1,248	54	-	-	-
Aircraft financing	16	1,850	300	4,073	3,037
Construction equipment financing	67	92	400	-	183
Consumer loans	59	67	95	83	50
Total repossessions	1,669	2,291	975	4,284	4,382
Operating leases	185	126	201	-	1,785
Total nonperforming assets	$44,168	$18,479	$17,667	$22,041	$33,208
Nonperforming loans and leases to loans and leases,
net of unearned discount	1.14%	0.35%	0.58%	0.68%	1.13%
Nonperforming assets to loans and leases and operating leases,
net of unearned discount	1.30%	0.56%	0.64%	0.87%	1.42%

At December 31, 2008, our management was not aware of any potential problem loans or leases that would have a material effect on loan and lease delinquency or loan and lease charge-offs. Loans and leases are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. While we are hopeful the new President and his cabinet will be able to stabilize capital and financial markets allowing some normality to return to the economy leading to higher employment and positive impacts, we expect further deterioration in the loan and lease portfolio.

Investment Portfolio

The amortized cost of securities at year-end 2008 decreased 7.80% from 2007, following an 11.02% increase from year-end 2006 to year-end 2007. The amortized cost of securities at December 31, 2008 was $715.38 million or 16.02% of total assets, compared to $775.92 million or 17.45% of total assets at December 31, 2007. Subsequent to year-end 2008, we sold $111.00 million in preferred shares under the TARP Capital Purchase Program. To replenish the investment portfolio, we have invested the proceeds of this transaction for the time being in investment securities, which has increased our investment portfolio.

The amortized cost of securities available-for-sale as of December 31 is summarized as follows:

(Dollars in thousands)	2008	2007	2006
U.S. Treasury and government agencies, including agency mortgage-backed securities	$501,415	$483,596	$466,326
States and political subdivisions	198,640	258,260	182,356
Other securities	15,325	34,066	50,197
Total investment securities available-for-sale	$715,380	$775,922	$698,879

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2008, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and government agencies, including agency mortgage-backed securities
Under 1 year	$172,205	1.87%
1 – 5 years	76,698	4.50
5 – 10 years	80,674	4.88
Over 10 years	171,838	4.30
Total U.S. Treasury and government agencies, including agency mortgage-backed securities	501,415	3.59
States and political subdivisions
Under 1 year	42,475	4.37
1 – 5 years	81,917	5.18
5 – 10 years	54,904	5.53
Over 10 years	19,344	3.71
Total states and political subdivisions	198,640	4.96
Other securities
Under 1 year	160	4.21
1 – 5 years	10,769	2.33
5 – 10 years	-	-
Over 10 years	-	-
Marketable equity securities	4,396	8.38
Total other securities	15,325	4.09
Total investment securities available-for-sale	$715,380	3.98%

Deposits

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

	2008	2008	2007	2007	2006	2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$377,440	-%	$351,050	-%	$352,204	-%
Interest bearing demand deposits	1,137,491	1.82	988,308	3.10	715,242	2.51
Savings deposits	285,538	0.63	250,927	1.21	190,347	0.44
Other time deposits	1,573,801	4.09	1,679,521	4.85	1,512,755	4.38
Total deposits	$3,374,270	-	$3,269,806	-	$2,770,548	-

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2008, by time remaining until maturity is as follows:

(Dollars in thousands)
Under 3 months	$124,795
4 – 6 months	97,227
7 – 12 months	102,874
Over 12 months	289,889
Total	$614,785

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2008 were as follows:

(Dollars in thousands)
2009	$877,734
2010	471,670
2011	187,918
2012	57,126
2013	22,339
Thereafter	48,367
Total	$1,665,154

Short-Term Borrowings

The following table shows the distribution of our short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.

	Federal Funds
	Purchased and
	Security		Other
	Repurchase	Commercial	Short-Term	Total
(Dollars in thousands)	Agreements	Paper	Borrowings	Borrowings
2008
Balance at December 31, 2008	$272,529	$4,461	$19,185	$296,175
Maximum amount outstanding at any month-end	359,452	9,875	247,828	617,155
Average amount outstanding	270,503	7,694	108,653	386,850
Weighted average interest rate during the year	1.97%	2.35%	1.95%	1.97%
Weighted average interest rate for outstanding amounts at
December 31, 2008	0.49%	0.29%	2.92%	0.65%
2007
Balance at December 31, 2007	$303,429	$10,783	$23,620	$337,832
Maximum amount outstanding at any month-end	327,623	15,478	42,784	385,885
Average amount outstanding	246,792	12,598	11,987	271,377
Weighted average interest rate during the year	3.92%	4.84%	5.49%	4.03%
Weighted average interest rate for outstanding amounts at
December 31, 2007	2.98%	4.04%	2.60%	2.99%
2006
Balance at December 31, 2006	$195,262	$10,907	$16,549	$222,718
Maximum amount outstanding at any month-end	265,362	12,922	90,689	368,973
Average amount outstanding	211,973	7,997	45,854	265,824
Weighted average interest rate during the year	3.95%	4.99%	4.87%	4.14%
Weighted average interest rate for outstanding amounts at
December 31, 2006	3.41%	5.08%	4.89%	3.60%

Liquidity

Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2008, average core deposits equaled 66.31% of average total assets, compared to 67.12% in 2007 and 63.27% in 2006. The effective cost rate of core deposits in 2008 was 2.36%, compared to 3.25% in 2007 and 2.65% in 2006.

Average demand deposits (noninterest bearing core deposits) increased 7.52% in 2008 compared to a decrease of 0.33% in 2007. These represented 12.93% of total core deposits in 2008, compared to 12.60% in 2007, and 15.67% in 2006.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, Federal funds, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2008, our reliance on purchased funds increased to 19.16% of average total assets from 18.19% in 2007.

Shareholders’ Equity — Average shareholders’ equity equated to 10.09% of average total assets in 2008 compared to 9.85% in 2007. Shareholders’ equity was 10.16% of total assets at year-end 2008, compared to 9.68% at year-end 2007. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we include unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gain (loss), it does impact our equity as reported in the audited financial statements. The unrealized gain (loss) on available-for-sale securities, net of income taxes, was $5.82 million and $2.52 million at December 31, 2008 and 2007, respectively. Our sale of preferred shares under the TARP Capital Purchase Program subsequent to year-end 2008 increased our shareholders' equity by approximately $111.00 million.

Liquidity Risk Management — The Bank's liquidity is monitored and closely managed by the Asset/Liability Management Committees (ALCO), whose members are comprised of the Bank's senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

Liquidity management is the process by which the Bank ensure that adequate liquid funds are available to meet financial commitments on a timely basis. Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs.

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

A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. At December 31, 2008, the aggregate hypothetical increase in pre-tax earnings was estimated to be $2.95 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates and the aggregate hypothetical decrease in pre-tax earnings was estimated to be $9.94 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. At December 31, 2007, the aggregate hypothetical decrease in pre-tax earnings was estimated to be $0.44 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates and the aggregate hypothetical increase in pre-tax earnings was estimated to be $1.37 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates.The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changees in interest ratese. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. At December 31, 2008, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented.

We manage the interest rate risk related to loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note P of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2008, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligations payments by period.

						Indeterminate
(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	maturity	Total
Deposits without stated maturity	-	$1,849,388	$-	$-	$-	$-	$1,849,388
Certificates of deposit	-	877,734	659,588	79,465	48,367	-	1,665,154
Long-term debt	K	10,342	10,682	70	833	7,905	29,832
Subordinated notes	M	-	-	-	89,692	-	89,692
Operating leases	P	2,634	4,153	1,279	734	-	8,800
Purchase obligations	-	19,371	6,164	4,626	-	-	30,161
Total contractual obligations		$2,759,469	$680,587	$85,440	$139,626	$7,905	$3,673,027

We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2008. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2008. Subsequent to year-end 2008, we incurred new long-term obligations under our preferred shares issued under the TARP Capital Purchase Program.

We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2008 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

In addition, due to the uncertainty with respect to the timing of future cash flows associated the with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $5.46 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note O of the Notes to Consolidated Financial Statements for a discussion on income taxes.

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

Quarterly Results of Operations

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2008
Interest income	$ 62,124	$ 58,579	$ 58,065	$ 56,540
Interest expense	29,827	25,455	24,668	23,198
Net interest income	32,297	33,124	33,397	33,342
Provision for loan and lease losses	1,539	4,493	3,571	7,045
Investment securities and other investment gains (losses)	623	(1,066)	(8,816)	(738)
Income before income taxes	13,884	10,603	3,889	18,025
Net income	9,354	7,245	4,472	12,315
Diluted net income per common share	0.38	0.30	0.18	0.50
2007
Interest income	$ 55,953	$ 62,332	$ 68,330	$ 66,972
Interest expense	29,681	33,461	36,632	34,903
Net interest income	26,272	28,871	31,698	32,069
(Recovery of) provision for loan and lease losses	(623)	1,247	3,660	3,250
Investment securities and other investment gains (losses)	247	207	(154)	(3,428)
Income before income taxes	12,581	12,248	8,495	8,359
Net income	8,523	8,060	6,130	7,826
Diluted net income per common share	0.37	0.34	0.25	0.32

Net income was $12.32 million for the fourth quarter of 2008,  compared to the $7.83 million of net income reported for the fourth quarter of 2007. Diluted net income per common share for the fourth quarter of 2008 amounted to $0.50, compared to $0.32 per common share reported in the fourth quarter of 2007.

The net interest margin was 3.30% for the fourth quarter of 2008 versus 3.21% for the same period in 2007. Tax-equivalent net interest income was $34.24 million for the fourth quarter of 2008, up 3.33 percent from 2007’s fourth quarter.

Our provision for loan and lease losses was $7.05 million in the fourth quarter of 2008 compared to provision for loan and lease losses of $3.25 million in the fourth quarter of 2007. Net charge-offs were $2.88 million for the fourth quarter 2008, compared to net charge-offs of $1.48 million a year ago.

Noninterest income for the fourth quarter of 2008 was $30.23 million, compared to $16.17 million for the fourth quarter of 2007. The predominate factors causing the increase was the sale of certain assets of Investment Advisors for a gain of $11.49 million, the recording of $0.56 million of impairment on Fannie Mae, Freddie Mac, and other preferred equities versus $4.11 million of impairment on these preferred equities in the fourth quarter of 2007. These increases were partially offset by a decrease in mortgage banking income due to mortgage servicing rights impairment of $1.97 million.

Noninterest expense for the fourth quarter of 2008 was $38.50 million, an increase of 5.12% as compared to the fourth quarter of 2007.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited 1st Source Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2009

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2008	2007

ASSETS
Cash and due from banks	$119,771	$153,137
Federal funds sold and interest bearing deposits with other banks	6,951	25,817
Investment securities available-for-sale
(amortized cost of $715,380 and $775,922 at December 31, 2008 and December 31, 2007, respectively)	724,754	779,981
Other investments	18,612	14,937
Trading account securities	100	-
Mortgages held for sale	46,686	25,921
Loans and leases, net of unearned discount:
Commercial and agricultural loans	643,440	593,806
Auto, light truck and environmental equipment	353,838	305,238
Medium and heavy duty truck	243,375	300,469
Aircraft financing	632,121	587,022
Construction equipment financing	375,983	377,785
Loans secured by real estate	918,749	881,646
Consumer loans	130,706	145,475
Total loans and leases	3,298,212	3,191,441
Reserve for loan and lease losses	(79,776)	(66,602)
Net loans and leases	3,218,436	3,124,839
Equipment owned under operating leases, net	83,062	81,960
Net premises and equipment	40,491	45,048
Goodwill and intangible assets	91,691	93,567
Accrued income and other assets	113,620	101,897
Total assets	$4,464,174	$4,447,104
LIABILITIES
Deposits:
Noninterest bearing	$416,960	$418,529
Interest bearing	3,097,582	3,051,134
Total deposits	3,514,542	3,469,663
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	272,529	303,429
Other short-term borrowings	23,646	34,403
Total short-term borrowings	296,175	337,832
Long-term debt and mandatorily redeemable securities	29,832	34,702
Subordinated notes	89,692	100,002
Accrued expenses and other liabilities	80,269	74,401
Total liabilities	4,010,510	4,016,600
SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,895,505 shares in 2008 and 25,927,510 shares in 2007
less unearned shares (251,999 shares in 2008 and 284,004 shares in 2007)	342,982	342,840
Retained earnings	136,877	117,373
Cost of common stock in treasury (1,532,576 shares in 2008 and 1,551,396 shares in 2007)	(32,019)	(32,231)
Accumulated other comprehensive income	5,824	2,522
Total shareholders' equity	453,664	430,504
Total liabilities and shareholders' equity	$4,464,174	$4,447,104

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2008	2007	2006
Interest income:
Loans and leases	$ 204,006	$ 216,186	$ 181,363
Investment securities, taxable	22,170	25,136	19,177
Investment securities, tax-exempt	7,707	7,608	5,183
Other	1,425	4,657	3,271
Total interest income	235,308	253,587	208,994
Interest expense:
Deposits	86,903	115,113	85,067
Short-term borrowings	7,626	10,935	11,011
Subordinated notes	6,714	6,051	4,320
Long-term debt and mandatorily redeemable securities	1,905	2,578	2,163
Total interest expense	103,148	134,677	102,561
Net interest income	132,160	118,910	106,433
Provision for (recovery of provision for) loan and lease losses	16,648	7,534	(2,736)
Net interest income after provision for (recovery of provision for) loan and lease losses	115,512	111,376	109,169
Noninterest income:
Trust fees	18,599	15,567	13,806
Service charges on deposit accounts	22,035	20,470	19,040
Mortgage banking income	2,994	2,868	11,637
Insurance commissions	5,363	4,666	4,574
Equipment rental income	24,224	21,312	18,972
Other income	9,293	8,864	6,554
Gain on sale of certain Investment Advisor assets	11,492	-	-
Investment securities and other investment (losses) gains	(9,997)	(3,128)	2,002
Total noninterest income	84,003	70,619	76,585
Noninterest expense:
Salaries and employee benefits	76,965	73,944	66,605
Net occupancy expense	9,698	9,030	7,492
Furniture and equipment expense	15,095	15,145	12,316
Depreciation - leased equipment	19,450	17,085	14,958
Professional fees	8,446	4,575	3,998
Supplies and communications	6,782	5,987	5,496
Business development and marketing expense	3,749	4,788	4,008
Loan and lease collection and repossession expense	1,162	1,123	704
Other expense	11,767	8,635	10,634
Total noninterest expense	153,114	140,312	126,211
Income before income taxes	46,401	41,683	59,543
Income taxes	13,015	11,144	20,246
Net income	$ 33,386	$ 30,539	$ 39,297
Basic net income per common share	$ 1.38	$ 1.30	$ 1.74
Diluted net income per common share	$ 1.37	$ 1.28	$ 1.72

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)	Total	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net
Balance at January 1, 2006	$345,576	$221,579	$139,601	$(12,364)	$(3,240)
Comprehensive income, net of tax:
Net income	39,297	-	39,297	-	-
Change in unrealized losses of
available-for-sale securities, net of tax	2,980	-	-	-	2,980
Total comprehensive income	42,277	-	-	-	-
Issuance of 95,032 common shares per
stock based compensation awards, including
related tax effects	814	-	364	450	-
Cost of 335,038 shares of common
stock acquired for treasury	(7,657)	-	-	(7,657)	-
Cash dividend ($.534 per share)	(12,094)	-	(12,094)	-	-
10% common stock dividend
($12 cash paid in lieu of fractional shares)	(12)	67,584	(67,596)	-	-
Balance at December 31, 2006	$368,904	$289,163	$99,572	$(19,571)	$(260)
Comprehensive income, net of tax:
Net income	30,539	-	30,539	-	-
Change in unrealized losses of
available-for-sale securities, net of tax	2,782	-	-	-	2,782
Total comprehensive income	33,321	-	-	-	-
Issuance of 40,349 common shares per
stock based compensation awards, including
related tax effects	545	-	384	161	-
Cost of 569,310 shares of common
stock acquired for treasury	(12,821)	-	-	(12,821)	-
Cash dividend ($.560 per share)	(13,122)	-	(13,122)	-	-
Issuance of 2,124,974 shares of common
stock for FINA Bancorp purchase	53,677	53,677	-	-	-
Balance at December 31, 2007	$430,504	$342,840	$117,373	$(32,231)	$2,522
Comprehensive income, net of tax:
Net income	33,386	-	33,386	-	-
Change in unrealized losses of
available-for-sale securities, net of tax	3,302	-	-	-	3,302
Total comprehensive income	36,688	-	-	-	-
Issuance of 18,820 common shares per
stock based compensation awards, including
related tax effects	341	-	129	212	-
Stock based compensation	142	142	-	-	-
Cash dividend ($.580 per share)	(14,011)	-	(14,011)	-	-
Balance at December 31, 2008	$453,664	$342,982	$136,877	$(32,019)	$5,824

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2008	2007	2006
Operating activities:
Net income	$33,386	$30,539	$39,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of provision for) loan and lease losses	16,648	7,534	(2,736)
Depreciation of premises and equipment	5,312	5,364	4,797
Depreciation of equipment owned and leased to others	19,450	17,085	14,958
Amortization of investment security premiums and accretion of discounts, net	2,232	(356)	(259)
Amortization of mortgage servicing rights	2,838	2,403	4,587
Mortgage servicing asset impairment/(recoveries)	1,913	143	(12)
Deferred income taxes	(10,779)	(4,558)	(3,885)
Investment securities and other investment losses (gains)	9,997	3,128	(2,002)
Change in mortgages held for sale	(20,765)	24,238	17,065
Purchase of trading account securities	(100)	-	-
Change in interest receivable	1,383	(1,296)	(3,616)
Change in interest payable	(6,710)	(380)	10,577
Change in other assets	(15,980)	(8,587)	8,378
Change in other liabilities	21,345	4,003	(4,306)
Other	4,070	5,101	1,253
Net change in operating activities	64,240	84,361	84,096
Investing activities:
Cash paid for acquisition, net	-	(55,977)	-
Proceeds from sales of investment securities	8,548	121,671	65,682
Proceeds from maturities of investment securities	519,847	496,324	322,073
Purchases of investment securities	(480,082)	(518,041)	(456,706)
Net change in short-term investments	15,191	195,337	3,599
Net change in loans and leases	(110,246)	(252,929)	(236,266)
Net change in equipment owned under operating leases	(20,552)	(22,734)	(33,015)
Net increase in premises and equipment	(3,726)	(14,467)	(5,553)
Net change in investing activities	(71,020)	(50,816)	(340,186)
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(72,780)	(14,260)	(101,390)
Net change in certificates of deposit	117,659	(86,502)	404,087
Net change in short-term borrowings	(41,656)	96,930	(54,751)
Proceeds from issuance of long-term debt	10,826	1,159	21,922
Proceeds from issuance of subordinated notes	-	58,764	-
Payments on subordinated notes	(10,310)	(17,784)	-
Payments on long-term debt	(16,413)	(11,225)	(1,306)
Net proceeds from issuance of treasury stock	341	545	814
Acquisition of treasury stock	-	(12,821)	(7,657)
Cash dividends	(14,253)	(13,345)	(12,315)
Net change in financing activities	(26,586)	1,461	249,404
Net change in cash and cash equivalents	(33,366)	35,006	(6,686)
Cash and cash equivalents, beginning of year	153,137	118,131	124,817
Cash and cash equivalents, end of year	$119,771	$153,137	$118,131
Supplemental Information:
Cash paid for:
Interest	$109,858	$137,397	$91,985
Income taxes	19,187	13,314	29,364
The accompanying notes are a part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note A — Accounting Policies
The principal line of business of 1st Source and our subsidiaries is banking and closely related activities. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

Principles of Consolidation — The financial statements consolidate 1st Source and our subsidiaries (principally the Bank). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note T, investments in subsidiaries are carried at equity in our underlying net assets.

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

Securities — Securities that we have the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. We currently hold no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Other investments consists solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock. These investments are carried at cost and reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be reasonable.

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

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis. We evaluate loans and leases exceeding $100,000 for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) which requires an allowance to be established as a component of the allowance for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral, if the loan is collateral dependent.

1st Source Bank sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow us to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At our option, and without GNMA's prior authorization, we may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Under SFAS No. 140, once we have the unconditional ability to repurchase a delinquent loan, we are deemed to have regained effective control over the loan and we are required to recognize the loan on our balance sheet and record an offsetting liability, regardless of our intent to repurchase the loan. At December 31, 2008 and 2007, residential real estate portfolio loans included $5.72 million and $2.91 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.

Mortgage Banking Activities — Loans held for sale are primarily composed of performing one-to-four family residential mortgage loans originated for resale. Prior to January 1, 2008, all loans held for sale were carried at the lower of cost or fair value as determined on an aggregate basis. Effective January 1, 2008, management has elected to carry mortgage loans originated with the intent to sell at fair value pursuant to SFAS 159. Fair value is measured using an income approach and utilizing an appropriate current market yield and a loan commitment closing rate based on historical analysis.

We recognize the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. We allocate a portion of the total cost of a mortgage loan to servicing rights based on the fair value. The fair value of the servicing rights is based on market prices, when available, or is determined by estimating the present value of future net servicing income, taking into consideration market loan prepayment speeds and discount rates. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of mortgage servicing rights are recognized as noninterest income in the period in which such rights are sold.

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

Reserve for Loan and Lease Losses — The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans with the impairment reserve determined in accordance with SFAS 114, percentage allocations for special attention loans and leases (classified loans and leases and internal watch list credits) without specific reserves, formula reserves for each business lending division portfolio, and reserves for pooled homogenous loans and leases. Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

Specific reserves are established for certain business and specialty finance credits based on a regular analysis of special attention loans and leases. This analysis is performed by the Credit Policy Committee, the Loan Review Department, Credit Administration, and the Loan Workout Departments. The specific reserves are determined in accordance with SFAS 114 and are based on an analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity.

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

Pooled loans and leases are smaller credits and are homogenous in nature, such as consumer credits and residential mortgages. Pooled loan and lease loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions, and current trends in the geographic markets which we serve.

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

Equipment Owned Under Operating Leases — We finance various types of construction equipment, medium and heavy duty trucks, and automobiles under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as "residual" value. For automobile leases, fair value was based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination.

Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Other real estate also includes bank premises qualifying as held for sale under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of foreclosed assets are recognized in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2008 and 2007, other real estate had carrying values of $4.74 million and $4.82 million, respectively.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, and aircraft, construction equipment, and vehicles acquired through foreclosure or in lieu of foreclosure from our business banking activities and our specialty finance activities. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. We estimate fair value based on the best estimate of an orderly liquidation value. Valuation resources typically include vehicle and equipment dealers, valuation guides, and other third parties, including appraisers. At the time of foreclosure, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent write-downs are included in noninterest expense. Gains or losses not previously recognized resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $1.67 million and $2.29 million, as of December 31, 2008 and 2007, respectively.

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

Goodwill and Intangibles — Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. All of our other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eight years. We performed the required annual impairment test of goodwill during the first quarter of 2008 and determined that no impairment exists.

Venture Capital Investment — We account for our investments in venture capital partnerships for which we own three percent or more of the partnership on the equity method based upon the guidance included in EITF D-46. The venture capital partnerships which we have investments in, account for their investments at fair value pursuant to the guidance in the AICPA Investment Company Guide. As a result, our investments in these venture capital partnerships reflect the underlying fair value of the partnerships’ investments. We account for our investments in venture capital partnerships that are owned three percent and greater under this method. We account for our investments in venture capital partnerships that are owned less than three percent at the lower of cost or market. Venture capital investments in partnerships are included in other assets on the balance sheet. The balances as of December 31, 2008 and 2007 were $1.86 million and $1.65 million, respectively.

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

Income Taxes — 1st Source and our subsidiaries file a consolidated Federal income tax return. The provision for incomes taxes is based upon income in the consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized.

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

Net Income Per Common Share — Net income per common share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, which were as follows (in thousands): 2008, 24,106; 2007, 23,516; and 2006, 22,537. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options. The weighted-average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows (in thousands): 2008, 24,388; 2007, 23,810; and 2006, 22,830.

Stock-Based Employee Compensation — We adopted the provisions of SFAS No. 123(R) on January 1, 2006.  SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for our purposes, is the date of grant. We transitioned to fair-value based accounting for stock-based compensation using the modified prospective application and, therefore, have not restated results for prior periods. This transition method applies to new awards for service periods beginning on or after January 1, 2006, and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested award) which were granted prior to January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123(R).

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

Derivative Financial Instruments — We occasionally enter into derivative financial instruments as part of our interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. Under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, all derivative instruments are recorded on the balance sheet, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Deferred gains and losses from derivatives that are terminated and were in a cash flow hedge are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Fair Value Measurements — We record certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, trading securities, mortgage loans held for sale, and derivative instruments are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments, and for disclosure purposes. We use quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:

Level 1 — The valuation is based on quoted prices in active markets for identical instruments.

Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 — The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.

Reclassifications — Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders’ equity or net income as previously reported.

Note B — Recent Accounting Pronouncements

FASB Clarifies Application of Fair Value Accounting: On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”   The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our financial condition or results of operations.

GAAP Hierarchy: In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The provisions of SFAS No. 162 did not impact our financial condition and results of operations.

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

Written Loan Commitments Recorded at Fair Value Through Earnings: In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value through Earnings,” an amendment of SAB 105, “Application of Accounting Principles to Loan Commitments.” Under SAB 109, the expected net future cash flows of associated loan servicing activities should be included in the measurement of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We adopted the provisions of SAB 109 on January 1, 2008. Details related to the adoption of SAB 109 and the impact on our financial statements are more fully discussed in Note S – Fair Value.

Fair Value Option: In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115” (SFAS No. 159). The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 requires additional disclosures related to the fair value measurements included in the companies’ financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008. Details related to the adoption of SFAS No. 159 and the impact on our financial statements are more fully discussed in Note S – Fair Value.

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We adopted the provisions of SFAS No. 157 on January 1, 2008. Details related to the adoption of SFAS No. 157 and the impact on our financial statements are more fully discussed in Note S – Fair Value.

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

Note C —  Acquisitions

On May 31, 2007, we acquired FINA Bancorp (FINA), the parent company of First National Bank, Valparaiso (First National), for $134.19 million. First National is a full service bank that had 26 banking facilities located in Porter, LaPorte and Starke Counties of Indiana. Pursuant to the definitive agreement, FINA shareholders were able to choose whether to receive 1st Source common stock and/or cash pursuant to the election procedures described in the definitive agreement. Under the terms of the transaction, FINA was acquired in exchange for 2,124,974 shares of 1st Source common stock valued at $53.68 million and $80.51 million in cash. The value of the common stock was $25.26 per share. We believe that the purchase of FINA is a natural extension of our service area and is consistent with our growth and market expansion initiatives. The results of operations for First National have been included in the consolidated financial statements since the date of the acquisition.

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

The following table shows the excess purchase price over carrying value of new assets acquired, purchase price allocation and resulting goodwill recorded to date.

(Dollars in thousands)
Purchase price	$134,193
Carrying value of net assets acquired	68,676
Excess of purchase price over carrying value of net assets acquired	65,517
Purchase accounting adjustments
Securities	(44)
Loans	1,707
Premises and equipment	1,765
Mortgage servicing rights	(511)
Other assets	337
Deposits	(1,489)
Severance and exit costs	3,098
Other liabilities	503
Deferred taxes	1,944
Subtotal	72,827
Core deposit intangibles	(8,689)
Other identifiable intangible assets	(254)
Goodwill	$63,884

The following table summarized the estimated fair value of net asset acquired related to the FINA acquisition.

(Dollars in thousands)
Assets:
Cash and cash equivalents	$171,308
Securities	184,494
Loans, net of reserve for loan losses	235,709
Premises and equipment	14,277
Mortgage servicing rights	1,086
Goodwill and other intangibles	72,827
Other assets	8,623
Total assets	688,324
Liabilities:
Deposits	(521,630)
Borrowings	(18,184)
Other liabilities	(14,317)
Total liabilities	(554,131)
Fair value of net assets acquired	$134,193

Note D — Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008
U.S. Treasury and government agencies securities	$293,461	$2,892	$(2)	$296,351
States and political subdivisions	198,640	3,995	(1,686)	200,949
Mortgage-backed securities	207,954	3,553	(1,499)	210,008
Other securities	15,325	2,142	(21)	17,446
Total investment securities available-for-sale	$715,380	$12,582	$(3,208)	$724,754
December 31, 2007
U.S. Treasury and government agencies securities	$284,214	$1,556	$(134)	$285,636
States and political subdivisions	258,260	1,162	(544)	258,878
Mortgage-backed securities	199,382	988	(1,274)	199,096
Other securities	34,066	2,832	(527)	36,371
Total investment securities available-for-sale	$775,922	$6,538	$(2,479)	$779,981

The contractual maturities of investments in securities available-for-sale at December 31, 2008, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$214,840	$215,607
Due after one year through five years	168,928	172,036
Due after five years through ten years	99,918	102,337
Due after ten years	19,344	18,299
Mortgage-backed securities	207,954	210,008
Equity securities	4,396	6,467
Total investment securities available for sale	$715,380	$724,754

At December 31, 2008, the mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government. At December 31, 2008, other securities we held consisted primarily of other equity investments, FNMA and FHLMC preferred securities, and a corporate note.

Gross losses of $11.05 million, $4.12 million, and $0.45 million and gross gains of $0.83 million, $1.06 million, and $0.61 million were recognized on investment securities available-for-sale, in 2008, 2007, and 2006, respectively. The gross losses in 2008 and 2007 include $10.82 million and $4.11 million, respectively, in other-than-temporary impairment on preferred stock issued by the FNMA, the FHLMC, Farmer Mac common stock and various corporate preferred stocks. We did not record any other-than-temporary impairment on any securities for 2006. There were $0.10 million in trading securities outstanding at December 31, 2008 and no trading securities outstanding at December 31, 2007.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2008
U.S. Treasury and government agencies securities	$19,998	$(2)	$-	$-	$19,998	$(2)
States and political subdivisions	29,594	(1,686)	-	-	29,594	(1,686)
Mortgage-backed securities	14,840	(229)	34,721	(1,270)	49,561	(1,499)
Other securities	504	(19)	2	(2)	506	(21)
Total temporarily impaired securities	$64,936	$(1,936)	$34,723	$(1,272)	$99,659	$(3,208)

December 31, 2007
U.S. Treasury and government agencies securities	$5,058	$(5)	$47,856	$(129)	$52,914	$(134)
States and political subdivisions	30,209	(137)	70,039	(407)	100,248	(544)
Mortgage-backed securities	64,965	(627)	27,680	(647)	92,645	(1,274)
Other securities	921	(229)	6,715	(298)	7,636	(527)
Total temporarily impaired securities	$101,153	$(998)	$152,290	$(1,481)	$253,443	$(2,479)

At December 31, 2008, we do not believe any individual unrealized loss represented other-than-temporary impairment. The unrealized losses were primarily attributable to changes in interest rates. We have both the intent and the ability to hold these securities for a time necessary to recover the amortized cost.

At December 31, 2008 and 2007, investment securities with carrying values of $434.12 million and $403.82 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note E — Loans and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2008 and 2007, and totaled $3.30 billion and $3.19 billion, respectively. At December 31, 2008 and 2007, net deferred loan and lease costs were $4.58 million and $6.30 million, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated balance sheet.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2008 and 2007, follows:

(Dollars in thousands)	2008	2007
Direct finance leases:
Rentals receivable	$183,818	$157,658
Estimated residual value of leased assets	33,711	44,775
Gross investment in lease financing	217,529	202,433
Unearned income	(31,630)	(29,402)
Net investment in lease financing	$185,899	$173,031

At December 31, 2008, the minimum future lease payments receivable for each of the years 2009 through 2013 were $44.87 million, $37.02 million, $28.34 million, $18.99 million, and $12.72 million, respectively.

In the ordinary course of business, we have extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $9.16 million and $5.51 million at December 31, 2008 and 2007, respectively. During 2008, $10.54 million of new loans were made and repayments and other reductions totaled $6.89 million.

Note F — Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses for each of the three years ended December 31 are shown below.

(Dollars in thousands)	2008	2007	2006
Balance, beginning of year	$66,602	$58,802	$58,697
Provision for (recovery of provision for) loan and lease losses	16,648	7,534	(2,736)
Charge-offs	(8,393)	(7,367)	(3,954)
Recoveries	4,919	5,254	6,795
Reserves acquired in acquisitions	-	2,379	-
Balance, end of year	$79,776	$66,602	$58,802

At December 31, 2008 and 2007, nonaccrual and restructured loans and leases, substantially all of which are collateralized, were $36.55 million and $10.14 million, respectively. Interest income for the years ended December 31, 2008, 2007, and 2006, would have increased by approximately $1.54 million, $0.72 million, and $1.28 million, respectively, if these loans and leases had earned interest at their full contract rate.

As of December 31, 2008 and 2007, impaired loans and leases totaled $30.94 million and $6.19 million respectively, of which $21.36 million and $1.26 million had corresponding specific reserves for loan and lease losses totaling $4.54 million and $0.11 million, respectively. The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them. As of December 31, 2008, a total of $30.65 million of the impaired loans and leases were nonaccrual loans and leases. For 2008, 2007, and 2006 the average recorded investment in impaired loans and leases was $15.25 million, $8.35 million and $11.39 million, respectively, and interest income recognized on impaired loans and leases totaled $1.68 million, $0.04 million, and $0.56 million, respectively.

Note G — Operating Leases

We finance various types of construction equipment, medium and heavy duty trucks, automobiles, and miscellaneous production equipment under leases principally classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the consolidated balance sheet. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term, typically from three to seven years.  Rental income is earned on the operating lease assets and reported as noninterest income. These operating lease assets are depreciated over the term of the lease to the estimated fair value of the asset at the end of the lease. The depreciation of these operating lease assets is reported as a component of noninterest expense. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to us.

Operating lease equipment at December 31, 2008 and 2007, was $83.06 million and $81.96 million, respectively, net of accumulated depreciation of $39.65 million and $31.42 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2008, totaled $63.52 million, of which $22.85 million is due in 2009, $18.33 million in 2010, $13.04 million in 2011, $6.91 million in 2012, $2.11 million in 2013, $0.24 million in 2014, and $0.04 million in 2015. Depreciation expense related to operating lease equipment for the year ended December 31, 2008 was $19.45 million.

Note H — Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)	2008	2007
Land	$10,788	$6,981
Buildings and improvements	47,832	52,443
Furniture and equipment	35,861	35,397
Total premises and equipment	94,481	94,821
Accumulated depreciation and amortization	(53,990)	(49,773)
Net premises and equipment	$40,491	$45,048

Depreciation and amortization of properties and equipment totaled $5.31 million in 2008, $5.36 million in 2007, and $4.80 million in 2006.

Note I - Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $0.78 billion at December 31, 2008, compared to $0.76 billion at December 31, 2007, and $0.65 billion at December 31, 2006.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

(Dollars in thousands)	2008	2007
Mortgage servicing assets:
Balance at beginning of period	$7,440	$7,590
Additions	5,488	4,987
Acquired in acquisition	-	1,086
Amortization	(2,838)	(2,403)
Sales	(3,382)	(3,820)
Carrying value before valuation allowance at end of period	6,708	7,440
Valuation allowance:
Balance at beginning of period	(161)	(18)
Impairment (charges) recoveries	(1,912)	(143)
Balance at end of period	$(2,073)	$(161)
Net carrying value of mortgage servicing assets at end of period	$4,635	$7,279
Fair value of mortgage servicing assets at end of period	$4,715	$9,010

Amortization includes a decrease in mortgage servicing asset value due to normal passage of time and loans that paid off during the period.

Mortgage servicing assets are evaluated for impairment and a valuation allowance is established through a charge to income when the carrying value of the mortgage servicing assets exceeds the fair value. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. During 2008, management determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2008, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $0.08 million. This difference represents increases in the fair value of certain mortgage servicing assets accounted for under SFAS No. 140 that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights as of December 31 follow:

	2008	2007
Expected weighted-average life (in years)	3.02	3.19
Weighted-average constant prepayment rate (CPR)	40.40%	17.28%
Weighted-average discount rate	8.45%	8.57%

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $13.21 million and $6.27 million at December 31, 2008 and December 31, 2007, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.05 million, $2.85 million, and $5.37 million for 2008, 2007, and 2006, respectively. Mortgage loan contractual servicing fees are included in Mortgage banking income on the consolidated statement of income.

Note J — Intangible Assets and Goodwill

At December 31, 2008, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $8.36 million, net of accumulated amortization of $2.43 million. At December 31, 2007, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $9.89 million, net of accumulated amortization of $13.21 million. Intangible asset amortization was $1.39 million, $0.87 million, and $1.91 million for 2008, 2007, and 2006, respectively. Amortization on other intangible assets is expected to total $1.36 million, $1.35 million, $1.32 million, $1.23 million, and $1.02 million in 2009, 2010, 2011, 2012, and 2013, respectively.

A summary of core deposit intangible and other intangible assets as of December 31 follows:

(Dollars in thousands)	2008	2007
Core deposit intangibles:
Gross carrying amount	$10,537	$15,655
Less: accumulated amortization	(2,378)	(5,999)
Net carrying amount	$8,159	$9,656
Other intangibles:
Gross carrying amount	$254	$7,454
Less: accumulated amortization	(50)	(7,219)
Net carrying amount	$204	$235

Note K — Long-Term Debt and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2008 and 2007, are as follows:

(Dollars in thousands)	2008	2007
Term loan	$10,000	$-
Federal Home Loan Bank borrowings (4.73%–6.54%)	10,981	26,005
Mandatorily redeemable securities	7,905	7,188
Other long-term debt	946	1,509
Total long-term debt and mandatorily redeemable securities	$29,832	$34,702

Annual maturities of long-term debt outstanding at December 31, 2008, for the next five years beginning in 2009, are as follows (in thousands): $10,342; $10,481; $201; $34; and $36.

During 2007, we entered into a line of credit agreement whereby 1st Source may borrow up to $30.00 million. At December 31, 2007, there were no outstanding borrowings under this line.  During 2008, $10.00 million was drawn on this line and converted to a term loan bearing a fixed interest rate of 4.28%. Interest is payable quarterly with principal due at the October 30, 2010, maturity. The Loan Agreement contains, among other provisions, certain covenants relating to capital structure financial requirements.  $20.00 million remains available on the line of credit at December 31, 2008. The line of credit matures on October 30, 2010.

At December 31, 2008, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of six fixed rate notes with maturities ranging from 2009 to 2022. These notes were collateralized by $13.73 million of certain real estate loans.

Mandatorily redeemable securities as of December 31, 2008, of $7.91 million reflected the "book value" shares under the 1st Source Executive Incentive Plan. See Note L - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2008, 2007, and 2006 was $0.66 million, $0.80 million, and $0.66 million, respectively.

Note L — Employee Stock Benefit Plans

As of December 31, 2008, we had five stock-based employee compensation plans. These plans include two stock option plans, namely, the 1992 Stock Option Plan, and the 2001 Stock Option Plan; two executive stock award plans, namely, the Executive Incentive Plan, and the Restricted Stock Award Plan; and the Employee Stock Purchase Plan. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the "Committee") of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

A combined summary of activity regarding our active stock option plans and stock award plans is presented in the following table.

		Non-Vested Stock		Stock Options
		Awards Outstanding		Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant-Date	Number of	Exercise
	for Grant	Shares	Fair Value	Shares	Price
Balance, January 1, 2006	2,410,958	373,049	$ 13.35	580,848	$ 24.19
Shares authorized --2006 EIP	76,442	-	-	-	-
Granted	(97,123)	94,264	16.65	2,859	29.46
Stock options exercised	-	-	-	(71,062)	12.78
Stock awards vested	-	(37,269)	15.57	-	-
Forfeited	17,382	(19,896)	13.46	(23,170)	20.74
Canceled	-	-	-	-	-
Balance, December 31, 2006	2,407,659	410,148	13.90	489,475	26.04
Shares authorized --2007 EIP	97,250	-	-	-	-
Granted	(131,796)	129,100	18.90	2,696	28.40
Stock options exercised	-	-	-	(20,654)	15.63
Stock awards vested	-	(48,530)	15.43	-	-
Forfeited	555	(20,516)	12.33	-	-
Canceled	-	-	-	-	-
Balance, December 31, 2007	2,373,668	470,202	15.18	471,517	26.51
Shares authorized --2008 EIP	64,847	-	-	-	-
Granted	(66,847)	66,847	17.96	-	-
Stock options exercised	-	-	-	-	-
Stock awards vested	-	(37,070)	16.92	-	-
Forfeited	15,902	(64,508)	15.10	(390,569)	28.17
Canceled	-	-	-	-	-
Balance, December 31, 2008	2,387,570	435,471	$ 15.47	80,948	$ 18.51

Stock Option Plans — Our incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and the 2001 Stock Option Plan (the "2001 Plan"). As of December 31, 2008, there were 16,693 stock options remaining exercisable under the 1992 Plan, all of which will expire no later than January 2011. We have not issued any awards from the 1992 Plan since 2001, as the 1992 Plan was terminated, except for outstanding options, after the 2001 Plan was approved by the shareholders. Options under the 2001 Plan vest in one to eight years from date of grant. As of December 31, 2008, there were 64,255 shares available for issuance upon exercise and 2,119,922 shares available for issuance under the 2001 Plan.

Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price is equal to the fair market value of a share of 1st Source Corporation's common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon merger, consolidation, or other corporate consolidation in which 1st Source Corporation is not the surviving corporation, as defined in the plans, all outstanding options immediately vest.

Proceeds from stock option exercises totaled $0.32 million in 2007 and $0.91 million in 2006. There were no stock option exercises during 2008.  All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $0.44 million and $0.35 million at December 31, 2008. The total intrinsic value of stock options exercised was $0.27 million in 2007 and $0.96 million in 2006. The total fair value of share awards vested was $0.66 million during 2008, $0.98 million in 2007, and $0.67 million in 2006.

Other information regarding stock options outstanding and exercisable as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$12.04 to $17.99	29,508	3.73	$13.38	21,258	$13.90
$18.00 to $26.99	45,885	2.26	20.55	45,885	20.55
$27.00 to $29.46	5,555	2.81	28.95	5,555	28.95

As stated in Note A - Accounting Policies, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R).  SFAS 123(R) requires that stock-based compensation to employees be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. As a result of applying the provisions of SFAS 123(R) during 2006, we recognized additional stock-based compensation expense related to stock options of $15,364 for 2008, $65,174 for 2007 and $61,606 for 2006 (not subject to tax). The increase in stock-based compensation expense related to stock options had an immaterial impact on basic or diluted earnings per share during 2008, 2007 and 2006.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility estimated over a period at least equal to the estimated term of the options. In estimating the fair value of stock options under the Black-Scholes valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of the options granted is derived based on past experience and represents the period of time that options granted are expected to be outstanding. The following weighted-average assumptions were used in the option pricing model for options granted in 2007 and 2006 (no options were granted in 2008):  a risk-free interest rate of 4.10% for 2007 and 4.87% for 2006; an expected dividend yield of 1.94% for 2007 and 2.02% for 2006; an expected volatility factor of 30.46% for 2007 and 35.73% for 2006; and an expected option life of 4.67 years for 2007 and 5.23 years for 2006. The weighted-average grant date per share fair value of options granted was $7.67 for 2007 and $9.75 for 2006.

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

Stock-based compensation expense totaled $2.46 million in 2008, $1.83 million in 2007, and $0.41 million in 2006. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $0.93 million in 2008, $0.69 million in 2007, and $0.16 million in 2006. Unrecognized stock-based compensation expense related to stock options totaled $28,482 at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.3 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $2.18 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.77 years.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for our purposes is the date of the award.

Employee Stock Purchase Plan — We offer an Employee Stock Purchase Plan (ESPP) for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2008, 2007, and 2006 offerings were $20.70 (0.05%), $25.58 (1.69%), and $25.70 (3.45%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 2, 2008 and runs through June 1, 2010, with $356,134 in stock value to be purchased at $20.70 per share.

Note M — Subordinated Notes

As of December 31, 2008, we sponsored two trusts, 1st Source Capital Trust IV and 1st Source Master Trust (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust. The Capital Trusts are reported in the financial statements as unconsolidated subsidiaries in accordance with FIN 46. The junior subordinated debentures are reflected as subordinated notes in the consolidated balance sheet.

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

The subordinated notes are summarized as follows, at December 31, 2008:

	Amount of
	Subordinated	Interest	Maturity
(Dollars in thousands)	Notes	Rate	Date
September 2004 issuance-fixed rate	$30,928	7.66%	12/15/34
June 2007 issuance-fixed rate	41,238	7.22%	06/15/37
August 2007 issuance-fixed rate	17,526	7.10%	09/15/37
Total	$89,692

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

Employees are eligible to participate in the Plan on the first day of employment. After one year and 1,000 hours of service worked, we are required under the 401(k) component of the Plan to match dollar for dollar participant contributions up to 4% of compensation, plus 50 cents per dollar of the next 2% deferrals. We will also contribute to the Plan an amount designated as a fixed profit sharing contribution. The amount of fixed profit sharing contribution is equal to two percent of compensation. Additionally, each year we may, in our sole discretion, make additional contributions to the 401(k) component of the Plan. As of December 31, 2008 and 2007, there were 1,191,749 and 1,302,924 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.

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

Contribution expense for the years ended December 31, 2008, 2007, and 2006, amounted to $2.90 million, $2.74 million, and $2.39 million, respectively.

Contributions to the defined contribution money purchase pension plan are based on 2% of participants’ eligible compensation. For the years ended December 31, 2008, 2007, and 2006, total pension expense for this plan amounted to $1.37 million, $1.06 million, and $0.85 million, respectively.

Through April 30, 2007, Trustcorp contributed to a defined contribution plan for all of its employees who met the general eligibility requirements of the plan. Contribution expense for this plan for the years ended December 31, 2007, and 2006, amounted to $0.03 million and $0.09 million, respectively. Effective May 1, 2007, this plan was merged into the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan.

First National contributed to a defined contribution plan for all of its employees who met general eligibility requirements of the plan. Contribution expense for this plan for the year ended December 31, 2007 was $0.09 million. Effective January 2, 2008, this plan was merged into the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan.

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

Our net periodic postretirement benefit cost recognized in the consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 amounted to $0.13 million, $(0.01) million, and $0.12 million, respectively. Our accrued postretirement benefit cost was not material at December 31, 2008, 2007, and 2006.

Note O — Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)	2008	2007	2006
Current:
Federal	$21,112	$14,630	$22,350
State	2,682	1,072	1,781
Total current	23,794	15,702	24,131
Deferred:
Federal	(9,446)	(4,191)	(3,434)
State	(1,333)	(367)	(451)
Total deferred	(10,779)	(4,558)	(3,885)
Total provision	$13,015	$11,144	$20,246

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:

	2008		2007		2006
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
Year Ended December 31 (Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Statutory federal income tax	$ 16,240	35.0%	$ 14,589	35.0%	$ 20,840	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(2,412)	(5.2)	(2,380)	(5.7)	(1,669)	(2.8)
State taxes, net of federal income tax benefit	877	1.9	458	1.1	865	1.5
Dividends received deduction	(171)	(0.4)	(343)	(0.8)	(270)	(0.5)
Other	(1,519)	(3.2)	(1,180)	(2.9)	480	0.8
Total	$ 13,015	28.1%	$ 11,144	26.7%	$ 20,246	34.0%
The tax (benefit) expense applicable to securities gains for the years 2008, 2007, and 2006 was $(3,786,000) , $(1,185,000), and $758,000, respectively.

Deferred tax assets and liabilities as of December 31, 2008 and 2007 consisted of the following:

(Dollars in thousands)	2008	2007
Deferred tax assets:
Reserve for loan and lease losses	$ 30,583	$ 25,649
Securities valuation reserve	5,935	2,762
Accruals for employee benefits	3,323	3,693
Other	521	586
Total deferred tax assets	40,362	32,690
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	29,782	30,558
Net unrealized gains on securities available-for-sale	3,550	1,537
Differing bases in assets related to acquisitions	2,168	2,095
Capitalized loan costs	1,879	2,833
Mortgage servicing	1,206	2,174
Other	1,192	1,674
Total deferred tax liabilities	39,777	40,871
Net deferred tax asset/(liability)	$ 585	$ (8,181)

No valuation allowance for deferred tax assets was recorded at December 31, 2008 and 2007 as we believe it is more likely than not that all of the deferred tax assets will be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2008	2007
Balance, beginning of year	$ 7,063	$ 5,795
Additions based on tax positions related to the current year	1,271	1,268
Additions for tax positions of prior years	693	-
Reductions for tax positions of prior years	(136)	-
Reductions due to lapse in statute of limitations	(1,290)	-
Settlements	-	-
Balance, end of year	$ 7,601	$ 7,063

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $4.19 million at December 31, 2008 and $4.25 million at December 31, 2007. Interest and penalties are recognized through the income tax provision. For the years 2008 and 2007, we recognized approximately $0.14 million and $0.26 million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $1.27 million and $1.13 million were accrued at December 31, 2008 and 2007, respectively.

Tax years that remain open and subject to audit include the federal 2005–2008 years and the Indiana 2002–2008 years. Additionally, we have an open tax examination with the Indiana Department of Revenue for the tax years 2002-2004. As a result of the expiration of the statute of limitations in both federal and state tax jurisdictions as well as the closing of tax audits, it is reasonably possible that within the next 12 months there will be a reduction of unrecognized tax benefits that will affect the effective tax rate and increase earnings in an amount ranging from $0 to $3.20 million.

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

Commitments — 1st Source and our subsidiaries are obligated under operating leases for certain office premises and equipment. In 1982, we sold the headquarters building and entered into a leaseback agreement with the purchaser. At December 31, 2008, the remaining term of the lease was four years with options to renew for up to 15 additional years. Approximately 35% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately, $2.63 million in 2009, $2.23 million in 2010, $1.92 million in 2011, $0.89 million in 2012, $0.38 million in 2013, and $0.73 million, thereafter. As of December 31, 2008, future minimum rentals to be received under noncancellable subleases totaled $3.45 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31 (Dollars in thousands)	2008	2007	2006
Gross rental expense	$3,116	$3,255	$3,250
Sublease rental income	(1,523)	(1,640)	(1,626)
Net rental expense	$1,593	$1,615	$1,624

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

The Bank grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.

Letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing letters of credit are essentially the same as those involved in extending loan commitments to clients.

As of December 31, 2008 and 2007, 1st Source had commitments outstanding to originate and purchase mortgage loans aggregating $93.32 million and $31.70 million, respectively. Outstanding commitments to sell loans aggregated $97.56 million at December 31, 2008, and $45.53 million at December 31, 2007. Standby letters of credit totaled $82.18 million and $61.79 million at December 31, 2008 and 2007, respectively. Standby letters of credit generally have terms ranging from six months to one year.

Note Q — Derivative Financial Instruments

We have certain interest rate derivative positions that are not designated as hedging instruments. These derivative positions relate to transactions in which we enter into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, we agree to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with our customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations. At December 31, 2008 and 2007, the notional amount of non-hedging interest rate swaps was $421.28 million and $196.52 million, respectively.

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

As discussed in Note M, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines.

The actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2008, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$ 490,612	13.26%	$ 296,077	8.00%	$ 370,096	10.00%
1st Source Bank	486,335	13.19%	294,906	8.00%	368,633	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	443,000	11.97%	148,038	4.00%	222,058	6.00%
1st Source Bank	439,835	11.93%	147,453	4.00%	221,180	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	443,000	10.16%	174,328	4.00%	217,910	5.00%
1st Source Bank	439,835	10.13%	173,592	4.00%	216,990	5.00%

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2008 and 2007, was approximately $3.33 million and $4.21 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank can pay dividends in 2009 of up to $21.36 million, plus an additional amount equal to its net profits for 2009, as defined by statute, up to the date of any such dividend declaration.

Due to our mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank's net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2008, 1st Source Bank met its minimum net worth capital requirements.

Note S — Fair Values of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 159, which allows an entity the option to irrevocably elect fair value accounting for certain financial assets and liabilities, as well as other commitments and obligations, on an instrument-by-instrument basis.

We elected fair value accounting for new mortgages held for sale originations starting on January 1, 2008. We believe the election for mortgages held for sale (which are hedged with free-standing derivatives (economic hedges) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. There was no transition adjustment required upon adoption of SFAS No. 159 for mortgages held for sale because we continued to account for mortgages held for sale originated prior to January 1, 2008 at the lower of cost or fair value. At December 31, 2008, mortgages held for sale carried at fair value totaled $46.69 million. At December 31, 2008, there were no mortgages held for sale that were originated prior to January 1, 2008.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on December 31, 2008:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
Mortgages held for sale reported at fair value:
Total Loans	$46,686	$45,141	$1545	(1)
Nonaccrual Loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
(1) The excess of fair value carrying amount over unpaid principal includes changes in fair value at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

Effective with the adoption of SFAS 157, we determine the fair values of our financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted price and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment securities available for sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

•	U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

•
Government-sponsored agency debt securities and corporate bonds are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

•
Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMOs, are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

•	Other inactive government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.

•
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

•	Marketable equity (common) securities are primarily priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

•
Marketable equity (preferred) securities are primarily priced using available market information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.

Trading account securities are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

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

The table below presents the balance of assets and liabilities at December 31, 2008 measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$84,870	$620,468	$19,416	$724,754
Trading account securities	100	-	-	100
Mortgages held for sale	-	46,686	-	46,686
Accrued income and other assets (interest rate swap agreements)	-	22,663	-	22,663
Total	$84,970	$689,817	$19,416	$794,203

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$-	$23,003	$-	$23,003
Total	$-	$23,003	$-	$23,003

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Investment securities
(Dollars in thousands)	available for sale
Beginning balance January 1, 2008	$42,212
Total gains or losses (realized/unrealized)
Included in earnings	747
Included in other comprehensive income	(1,362)
Purchases and issuances	24,714
Settlements	-
Maturities	(49,998)
Transfers in and/or out of Level 3	3,103
Ending balance December 31, 2008	$19,416

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2008.

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These other financial assets include loans measured for impairment under SFAS 114, venture capital partnership investments and mortgage servicing rights. For assets measured at fair value on a nonrecurring basis the following represents impairment charges recognized on these assets during the year ended December 31, 2008: impaired loans $2.54 million; venture capital partnership investments $0.13 million; mortgage servicing rights $1.91 million.

For assets measured at fair value on a nonrecurring basis on hand at December 31, 2008, the following table provides the level of valuation assumptions used to determine each valuation and the fair value measurement of the related assets.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$ -	$ -	$ 6,191	$ 6,191
Accrued income and other assets (venture capital partnership investments)	-	-	2,253	2,253
Accrued income and other assets (mortgage servicing rights)	-	-	4,715	4,715
Total	$ -	$ -	$ 13,159	$ 13,159

The fair values of our financial instruments as of December 31, 2008 and 2007 are summarized in the table below.

	2008		2007
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$ 119,771	$ 119,771	$ 153,137	$ 153,137
Federal funds sold and interest bearing deposits with other banks	6,951	6,951	25,817	25,817
Investment securities, available-for-sale	724,754	724,754	779,981	779,981
Other investments and trading account securities	18,712	18,712	14,937	14,937
Mortgages held for sale	46,686	46,686	25,921	25,921
Loans and leases, net of reserve for loan and lease losses	3,218,436	3,239,567	3,124,839	3,144,394
Interest rate swaps	22,663	22,663	4,573	4,573
Liabilities:
Deposits	$ 3,514,542	$ 3,486,609	$ 3,469,663	$ 3,468,360
Short-term borrowings	296,175	296,175	337,832	337,832
Long-term debt and mandatorily redeemable securities	29,832	29,674	34,702	34,900
Subordinated notes	89,692	73,972	100,002	89,959
Interest rate swaps	23,003	23,003	4,573	4,573
Off-balance-sheet instruments *	-	297	-	406
* Represents estimated cash outflows required to currently settle the obligations at current market rates.

SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial asset and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents. The methodologies for other financial assets and financial liabilities are discussed below:

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

Note T — 1st Source Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2008	2007
ASSETS
Cash	$2	$32
Short-term investments with bank subsidiary	15,368	11,220
Investment securities, available-for-sale
(amortized cost of $4,742 and $8,907 at December 31, 2008 and 2007, respectively)	6,811	11,075
Trading account securities	100	-
Investments in:
Bank subsidiaries	534,586	514,988
Non-bank subsidiaries	3,091	4,127
Premises and equipment, net	2,264	2,237
Other assets	6,803	9,509
Total assets	$569,025	$553,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$5,344	$11,475
Other liabilities	1,739	3,086
Long-term debt and mandatorily redeemable securities	108,278	108,123
Total liabilities	115,361	122,684
Shareholders’ equity	453,664	430,504
Total liabilities and shareholders’ equity	$569,025	$553,188

STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2008	2007	2006
Income:
Dividends from bank and non-bank subsidiaries	$ 17,468	$ 58,051	$ 15,045
Rental income from subsidiaries	2,412	2,442	2,542
Other	994	2,077	1,788
Investment securities and other investment (losses) gains	(1,053)	3	2,346
Total income	19,821	62,573	21,721
Expenses:
Interest on long-term debt and mandatorily redeemable securities	7,773	7,294	5,495
Interest on commercial paper and other short-term borrowings	209	639	418
Rent expense	1,060	1,057	1,059
Other	1,850	1,572	1,148
Total expenses	10,892	10,562	8,120
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	8,929	52,011	13,601
Income tax benefit	3,308	2,380	220
Income before equity in undistributed (distributed in excess of) income of subsidiaries	12,237	54,391	13,821
Equity in undistributed (distributed in excess of) income of subsidiaries:
Bank subsidiaries	21,235	(23,028)	23,448
Non-bank subsidiaries	(86)	(824)	2,028
Net income	$ 33,386	$ 30,539	$ 39,297

STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2008	2007	2006
Operating activities:
Net income	$ 33,386	$ 30,539	$ 39,297
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(21,149)	23,852	(25,476)
Depreciation of premises and equipment	377	316	289
Realized and unrealized investment securities losses (gains)	1,053	(3)	(2,346)
Change in trading account securities	(100)	-	-
Other	2,732	(629)	705
Net change in operating activities	16,299	54,075	12,469
Investing activities:
Proceeds from sales and maturities of investment securities	2,879	18,752	1,817
Purchases of investment securities	-	(10,499)	(3,754)
Net change in premises and equipment	(405)	(410)	(288)
Change in short-term investments with bank subsidiary	(4,148)	3,222	(2,880)
Change in loans made to subsidiaries, net	-	3,030	2,970
Capital contributions to subsidiaries	-	-	1,400
Return of capital from subsidiaries	5,950	5,106	-
Cash paid for acquisition, net	-	(78,348)	-
Net change in investing activities	4,276	(59,147)	(735)
Financing activities:
Net change in commercial paper and other short-term borrowings	(6,131)	3	6,673
Proceeds from issuance of subordinated notes	-	58,764	-
Payments on subordinated notes	(10,310)	(17,784)	-
Proceeds from issuance of long-term debt	10,000	-	874
Payments on long-term debt	(252)	(10,259)	(123)
Net proceeds from issuance of treasury stock	341	545	814
Acquisition of treasury stock	-	(12,821)	(7,657)
Cash dividends	(14,253)	(13,345)	(12,315)
Net change in financing activities	(20,605)	5,103	(11,734)
Net change in cash and cash equivalents	(30)	31	-
Cash and cash equivalents, beginning of year	32	1	1
Cash and cash equivalents, end of year	$ 2	$ 32	$ 1

Note U — Subsequent Event

On January 23, 2009, we entered into a Letter Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which we issued (i) 111,000 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock") and (ii) a warrant (the "Warrant") to purchase 837,947 shares of the our common stock, without par value (the "Common Stock"), for an aggregate purchase price of $111,000,000 in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by us after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by us only with proceeds from the sale of qualifying equity securities of 1st Source Corporation.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $19.87 per share of the Common Stock.

In addition, we may not increase the quarterly dividends we pay on our common stock above $0.16 per share during the three-year period ending January 23, 2012, without the consent of the U.S. Treasury Department, unless the Treasury Department no longer holds shares of the Series A Preferred Stock.

Notwithstanding the foregoing, The American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law by President Obama on February 17, 2009, provides that the Secretary of the Treasury shall permit a recipient of funds under the Troubled Assets Relief Program, subject to consultation with the recipient’s appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance, the Secretary of the Treasury shall liquidate the warrants associated with the assistance at the current market price. While Treasury has not yet issued implementing regulations, it appears that ARRA will permit 1st Source, if it so elects and following consultation with the FRB, to redeem the Series A Preferred Stock at any time without restriction.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2008, 1st Source’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting.  This report appears on page 26.

By           /s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chairman, President and Chief Executive Officer

By           /s/ LARRY E. LENTYCH
Larry E. Lentych, Treasurer and Chief Financial Officer

South Bend, Indiana

Item 9B.  Other Information.

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the caption "Proposal Number 1: Election of Directors," "Board Committees and Other Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2009 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

The information under the caption "Compensation Discussion and Analysis" of the 2009 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2009 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION INFORMATION:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a)]
Equity compensation plans
approved by shareholders
1992 stock option plan	16,693	$19.36	-
2001 stock option plan	64,255	18.29	2,119,922
1997 employee stock purchase plan	23,121	22.34	159,034
1982 executive incentive plan	-	-	95,824	(1)(2)
1982 restricted stock award plan	-	-	171,824	(1)
Total plans approved by shareholders	104,069	$19.36	2,546,604
Equity compensation plans
not approved by shareholders	-	-	-
Total equity compensation plans	104,069	$19.36	2,546,604
(1)Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.
(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption "Proposal Number 1: Election of Directors" of the 2009 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the caption "Relationship with Independent Registered Public Accounting Firm" of the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm

Consolidated statements of financial condition — December 31, 2008 and 2007

Consolidated statements of income — Years ended December 31, 2008, 2007, and 2006

Consolidated statements of shareholders’ equity — Years ended December 31, 2008, 2007, and 2006

Consolidated statements of cash flows — Years ended December 31, 2008, 2007, and 2006

Notes to consolidated financial statements — December 31, 2008, 2007, and 2006

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.
3(b)	By-Laws of Registrant, as amended January 29, 2004, filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.
4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.
4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.
4(c)	Form of Certificate for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.
4(d)	Warrant for Purchase of Shares of Common Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(a)(2)	Employment Agreement of Wellington D. Jones III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(a)(4)	Employment Agreement of Larry E. Lentych, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(a)(5)	Employment Agreement of Richard Q. Stifel, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(a)(6)	Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
10(e)	1st Source Corporation 2001 Stock Option Plan, amended July 27, 2006, and filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.
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
10(k)
Letter Agreement dated January 23, 2009 by and between 1st Source Corporation and the United States Department of the Treasury,  including the Securites Purchase Agreement – Standard Terms, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

10(l)	Form of CPP Compensation Limitation Agreement, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.
21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):
	Name	Jurisdiction
	1st Source Bank	Indiana
	SFG Equipment Leasing, Inc. *	Indiana
	1st Source Insurance, Inc. *	Indiana
	1st Source Specialty Finance, Inc. *	Indiana
	FBT Capital Corporation (Inactive)	Indiana
	1st Source Leasing, Inc.	Indiana
	1st Source Capital Corporation *	Indiana
	Trustcorp Mortgage Company	Indiana
	1st Source Capital Trust IV	Delaware
	1st Source Master Trust	Delaware
	Michigan Transportation Finance Corporation *	Michigan
	1st Source Intermediate Holding, LLC	Delaware
	1st Source Funding, LLC	Delaware
	1st Source Corporation Investment Advisors, Inc. *	Indiana
	SFG Commercial Aircraft Leasing, Inc. *	Indiana
	SFG Equipment Leasing Corporation I*	Indiana
	Washington and Michigan Insurance, Inc.*	Arizona
*Wholly-owned subsidiaries of 1st Source Bank
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).
31.2	Certification of Larry E. Lentych, Chief Financial Officer (Rule 13a-14(a)).
32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.
32.2	Certification of Larry E. Lentych, Chief Financial Officer.
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

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 20, 2009
Christopher J. Murphy III	President and Chief Executive Officer

/s/ WELLINGTON D. JONES III	Executive Vice President	February 20, 2009
Wellington D. Jones III	and Director

/s/ LARRY E. LENTYCH	Treasurer, Chief Financial Officer	February 20, 2009
Larry E. Lentych	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 20, 2009
John B. Griffith	and General Counsel

/s/ DANIEL B. FITZPATRICK	Director	February 20, 2009
Daniel B. Fitzpatrick

/s/ TERRY L. GERBER	Director	February 20, 2009
Terry L. Gerber

/s/ LAWRENCE E. HILER	Director	February 20, 2009
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON	Director	February 20, 2009
William P. Johnson

/s/ CRAIG A. KAPSON	Director	February 20, 2009
Craig A. Kapson

/s/ REX MARTIN	Director	February 20, 2009
Rex Martin

/s/ DANE A. MILLER	Director	February 20, 2009
Dane A. Miller

/s/ TIMOTHY K. OZARK	Director	February 20, 2009
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 20, 2009
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 20, 2009
Mark D. Schwabero