Form 10-Q
period 2009-03-31
1ST SOURCE CORP
filed 2009-04-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     March 31, 2009

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
(State or other jurisdiction of                                                                                                                      (I.R.S. Employer  Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes              ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large accelerated filer             ☒ Accelerated filer                      ☐ Non-accelerated filer (Do not check if a smaller reporting company)                  ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒   No

Number of shares of common stock outstanding as of April 20, 2009 – 24,189,776 shares

PART I.  FINANCIAL INFORMATION
                                                    Page
Item 1.                 Financial Statements (Unaudited)
Consolidated statements of financial condition--
March 31, 2009, and December 31, 2008                                                                                                                                                                                          3
Consolidated statements of income --
three months ended March 31, 2009 and 2008                                                                                                                                                                       4
Consolidated statements of changes in shareholders’ equity
three months ended March 31, 2009 and 2008                                                               5
Consolidated statements of cash flows --
three months ended March 31, 2009 and 2008                                                                                                                                                                               6
Notes to the Consolidated Financial Statements                                                                                                                                                                          7
Item 2.                 Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                                                                                               16
Item 3.                 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                              25
Item 4.                 Controls and Procedures                                                                                                                                                                                                                             25

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                                                                                                                                                                                        25
Item 1A.              Risk Factors                                                                                                                                                                                                                                                  25
Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds                                                                                      25
Item 3.                 Defaults Upon Senior Securities                                                                                                                                                                                                                25
Item 4.                 Submission of Matters to a Vote of Security Holders                                                                                                                                                                            26
Item 5.                 Other Information                                                                                                                                                                                                                                         26
Item 6                  Exhibits                                                                                                                                                                                                                                                           26

SIGNATURES                                                                                                                                                                                                                                                                            27

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$60,444	$119,771
Federal funds sold and
interest bearing deposits with other banks	8,490	6,951
Investment securities available-for-sale
(amortized cost of $921,980 and $715,380
at March 31, 2009 and December 31, 2008, respectively)	929,982	724,754
Other investments	18,612	18,612
Trading account securities	99	100
Mortgages held for sale	126,486	46,686

Loans and leases - net of unearned discount
Commercial and agricultural loans	622,533	643,440
Auto, light truck and environmental equipment	335,267	353,838
Medium and heavy duty truck	228,092	243,375
Aircraft financing	633,372	632,121
Construction equipment financing	354,667	375,983
Loans secured by real estate	917,960	918,749
Consumer loans	122,834	130,706
Total loans and leases	3,214,725	3,298,212
Reserve for loan and lease losses	(84,357)	(79,776)
Net loans and leases	3,130,368	3,218,436
Equipment owned under operating leases, net	80,224	83,062
Net premises and equipment	39,755	40,491
Goodwill and intangible assets	91,350	91,691
Accrued income and other assets	115,471	113,620
Total assets	$4,601,281	$4,464,174

LIABILITIES
Deposits:
Noninterest bearing	$435,482	$416,960
Interest bearing	3,112,386	3,097,582
Total deposits	3,547,868	3,514,542
Federal funds purchased and securities
sold under agreements to repurchase	275,407	272,529
Other short-term borrowings	25,734	23,646
Long-term debt and mandatorily redeemable securities	20,132	29,832
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	75,246	80,269
Total liabilities	4,034,079	4,010,510

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued 111,000 at March 31, 2009
and none at December 31, 2008	103,990	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,886,919 at March 31, 2009 and 25,895,505 at December 31, 2008, less unearned shares
(243,413 at March 31, 2009 and 251,999 at December 31, 2008)	350,260	342,982
Retained earnings	139,121	136,877
Cost of common stock in treasury (1,454,382 shares at March 31, 2009, and
1,532,576 shares at December 31, 2008)	(31,140)	(32,019)
Accumulated other comprehensive income	4,971	5,824
Total shareholders' equity	567,202	453,664
Total liabilities and shareholders' equity	$4,601,281	$4,464,174

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans and leases	$44,597	$53,263
Investment securities, taxable	4,036	6,447
Investment securities, tax-exempt	1,710	2,105
Other	333	309
Total interest income	50,676	62,124
Interest expense:
Deposits	17,606	25,120
Short-term borrowings	349	2,381
Subordinated notes	1,647	1,772
Long-term debt and mandatorily redeemable securities	352	554
Total interest expense	19,954	29,827
Net interest income	30,722	32,297
Provision for loan and lease losses	7,785	1,539
Net interest income after provision for
loan and lease losses	22,937	30,758
Noninterest income:
Trust fees	3,804	4,262
Service charges on deposit accounts	4,746	5,108
Mortgage banking income	2,570	1,117
Insurance commissions	1,516	1,946
Equipment rental income	6,147	5,749
Other income	2,235	2,222
Investment securities and other investment (losses) gains	(469)	623
Total noninterest income	20,549	21,027
Noninterest expense:
Salaries and employee benefits	20,086	20,634
Net occupancy expense	2,601	2,476
Furniture and equipment expense	3,481	3,978
Depreciation - leased equipment	4,956	4,616
Professional fees	1,062	1,158
Supplies and communication	1,567	1,669
Other expense	4,887	3,370
Total noninterest expense	38,640	37,901
Income before income taxes	4,846	13,884
Income tax (benefit) expense	(1,405)	4,530

Net income	6,251	9,354
Preferred stock dividends and discount accretion	(1,313)	-
Net income available to common shareholders	$4,938	$9,354

Per common share
Basic net income per common share	$0.20	$0.39
Diluted net income per common share	$0.20	$0.38
Dividends	$0.14	$0.14
Basic weighted average common shares outstanding	24,150,200	24,096,274
Diluted weighted average common shares outstanding	24,191,610	24,370,049

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

						Net
						Unrealized
						Appreciation
					Cost of	(Depreciation)
					Common	of Securities
		Preferred	Common	Retained	Stock	Available-
	Total	Stock	Stock	Earnings	in Treasury	For-Sale
Balance at January 1, 2008	$430,504	$-	$342,840	$117,373	$(32,231)	$2,522
Comprehensive Income, net of tax:
Net Income	9,354	-	-	9,354	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	3,624	-	-	-	-	3,624
Total Comprehensive Income	12,978	-	-	-	-	-
Issuance of 12,425 common shares
under stock based compensation awards,
including related tax effects	214	-	-	74	140	-
Cash dividend ($0.14 per share)	(3,381)	-	-	(3,381)	-	-
Balance at March 31, 2008	$440,315	$-	$342,840	$123,420	$(32,091)	$6,146

Balance at January 1, 2009	$453,664	$-	$342,982	$136,877	$(32,019)	$5,824
Comprehensive Income, net of tax:
Net Income	6,251	-	-	6,251	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(853)	-	-	-	-	(853)
Total Comprehensive Income	5,398	-	-	-	-	-
Issuance of 78,194 common shares
under stock based compensation awards,
including related tax effects	1,566	-	-	687	879	-
Issuance of preferred stock	103,725	103,990	-	(265)	-	-
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend paid and/or accrued	(1,048)	-	-	(1,048)	-	-
Common stock dividend ($0.14 per share)	(3,381)	-	-	(3,381)	-	-
Stock based compensation	3	-	3	-	-	-
Balance at March 31, 2009	$567,202	$103,990	$350,260	$139,121	$(31,140)	$4,971

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$6,251	$9,354
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	7,785	1,539
Depreciation of premises and equipment	1,226	1,470
Depreciation of equipment owned and leased to others	4,956	4,616
Amortization of investment security premiums
and accretion of discounts, net	1,662	127
Amortization of mortgage servicing rights	724	694
Mortgage servicing asset impairment	565	587
Deferred income taxes	(1,944)	(1,515)
Realized investment securities losses(gains)	469	(623)
Originations/purchases of loans held for sale, net of principal collected	(195,322)	(105,479)
Proceeds from the sales of loans held for sale	117,411	94,173
Net gain on sale of loans held for sale	(1,888)	(626)
Change in trading account securities	1	-
Change in interest receivable	(1,002)	162
Change in interest payable	2,165	(2,055)
Change in other assets	665	(1,635)
Change in other liabilities	(7,896)	7,103
Other	587	679
Net change in operating activities	(63,585)	8,571

Investing activities:
Proceeds from sales of investment securities	98,945	5,579
Proceeds from maturities of investment securities	77,103	192,520
Purchases of investment securities	(384,778)	(169,768)
Net change in short-term investments	(1,539)	(64,534)
Loans sold or participated to others	3,978	-
Net change in loans and leases	76,305	887
Net change in equipment owned under operating leases	(2,119)	(2,500)
Purchases of premises and equipment	(542)	(880)
Net change in investing activities	(132,647)	(38,696)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	59,910	(23,898)
Net change in certificates of deposit	(26,584)	59,359
Net change in short-term borrowings	4,966	(25,887)
Proceeds from issuance of long-term debt	12	10,006
Payments on subordinated notes	-	(10,310)
Payments on long-term debt	(10,186)	(10,214)
Net proceeds from issuance of treasury stock	1,566	214
Proceeds from issuance of preferred stock & common stock warrants	111,000	-
Cash dividends	(3,779)	(3,438)
Net change in financing activities	136,905	(4,168)

Net change in cash and cash equivalents	(59,327)	(34,293)

Cash and cash equivalents, beginning of year	119,771	153,137

Cash and cash equivalents, end of period	$60,444	$118,844

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2008 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.                      Other Activity

On January 23, 2009, we entered into a Letter Agreement with the United States Department of the Treasury (“Treasury”), pursuant to which we agreed to issue and sell (i) 111,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 837,947 shares of our common stock, without par value (the “Common Stock”), for an aggregate purchase price of $111,000,000 in cash.

 The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by us subject to consultation with the Federal Reserve Bank.  At the time of repayment, the Secretary of Treasury shall liquidate the warrants at the current market price.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $19.87 per share of the Common Stock.

In addition, we may not increase the quarterly dividend we pay on our common stock above $0.16 per share  during the three-year period ending January 23, 2012, without consent of the Treasury, unless the Treasury no longer holds shares of the Series A Preferred Stock.

On December 12, 2008, 1st Source Corporation Investment Advisors, Inc. (“1st Source Investment Advisors”), a wholly-owned subsidiary of 1st Source Bank and second tier subsidiary of 1st Source Corporation, finalized a Purchase and Sale Agreement with WA Holdings, Inc. (“Buyer”) whereby 1st Source Investment Advisors sold certain assets to Buyer and entered into a long-term strategic partnership with Buyer (the “Transaction”). Under terms of the Purchase and Sale Agreement, we received a one time payment of $11.70 million at closing and will receive performance payments (earnout fees) over the next ten years based on the net growth and investment performance returns of the Funds.

Pursuant to the Purchase and Sale Agreement, Buyer and its wholly-owned subsidiary, Wasatch Advisors, Inc., investment advisor of the Wasatch Funds, Inc., acquired assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Mutual Funds - the Income Equity Fund, the Long/Short Fund and the Income Fund. The 1st Source Monogram Mutual Funds were reorganized into the Wasatch - 1st Source Income Equity Fund, the Wasatch - 1st Source Long/Short Fund, and the Wasatch - 1st Source Income Fund.

Note 3.                      Recent Accounting Pronouncements

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP 107-1 and APB 28-1 will be effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP FAS 157-4 and FSP FAS 115-2, FAS 124-2.  We will not adopt the provisions of FSP FAS 107-1 and APB 28-1 until April 1, 2009. We are assessing the potential disclosure impact of FSP FAS 107-1 and APB 28-1.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued FSP FAS 115-2, FAS124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.”  The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP FAS 115-2, FAS124-2 and EITF 99-20-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  FAS 115-2, FAS 124-2 and EITF 99-20-2 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP FAS 157-4.  We will not adopt the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 until April 1, 2009.  Although we are assessing the potential impact of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, we do not expect it to have a material impact on our financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting:  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP FAS 115-2, FAS 124-2 and EITF 99-20-2.  We will not adopt the provisions of FSP FAS 157-4 until April 1, 2009.  Although we are assessing the potential impact of FSP FAS 157-4, we do not expect it to have a material impact on our financial condition or results of operations.

Earnings Per Share (EPS):  In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.”  The FSP clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. This FSP also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  The provisions of FSP EITF 03-6-1 did not have a material impact on our EPS calculation.

Disclosures About Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 161 on January 1, 2009. Details related to the adoption of SFAS No. 161 and the impact on our financial statements are more fully discussed in Note 5– Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions.

Noncontrolling Interests in Consolidated Financial Statements:  In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 160 on January 1, 2009. The provisions of SFAS No. 160 did not have an impact on our financial condition and results of operations.

Business Combinations:  In December 2007, the FASB issued Statement  No. 141R, “Business Combinations” (SFAS No. 141R).  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008.  In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  This FSP amends the guidance in FASB Statement No. 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R and FSP 141(R)-1 will only impact us if we are party to a business combination closing on or after January 1, 2009.

Note 4.        Reserve for Loan and Lease Losses

         The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans with the impairment reserve determined in accordance with SFAS 114, percentage allocations for special attention loans and leases (classified loans and leases and internal watch list credits) without specific reserves, formula reserves for each business lending division portfolio, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change

Note 5.        Financial Instruments with Off-Balance-Sheet Risk and Derivative Transactions

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

         We have certain interest rate derivative positions that relate to transactions in which we enter into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, we agree to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, we agree to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows our client to effectively convert a variable rate loan to a fixed rate.  Because the terms of the swaps with our customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact our results of operations.  Changes in the fair value are included in other expense.  The fair value of interest rate swap positions is determined by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters.  This valuation process considers various factors including interest rate yield curves, time value and volatility factors.

1st Source Bank (Bank), a subsidiary of 1st Source Corporation, grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate or purchase residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair value of mortgage loan commitments is determined using an income approach and utilizing an appropriate current market yield and a loan commitment closing rate based on historical analysis.

Fair values of derivative instruments as of March 31, 2009:

(Dollars in thousands)
		Asset derivatives		Liability derivatives
	Notional or	Balance		Balance
	contractual	sheet	Fair	sheet	Fair
	amount	location	value	location	value

Derivatives not designated as
hedging instruments under
SFAS 133

Interest rate swap contracts	$442,479	Other assets	$21,370	Other liabilities	$21,707
Commitments	165,690	Mortgages held for sale	2,267	N/A	-
Forward contracts	221,707	Mortgages held for sale	(2,692	N/A	-

Total			$20,945		$21,707

        We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $48.66 million and $82.18 million at March 31, 2009, and December 31, 2008, respectively.  Standby letters of credit have terms ranging from six months to one year.

Note 6.                            Stock-Based Compensation

As of March 31, 2009, we had five stock-based employee compensation plans, which are more fully described in Note L of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008. These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the first quarter of 2009 (March 31, 2009) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of 1st Source’s stock. Total fair value of options vested and expensed was $3 thousand and $6 thousand, net of tax, for the three months ended March 31, 2009 and 2008, respectively.

	March 31, 2009
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, beginning of year	80,948	$18.51
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding, March 31, 2009	80,948	$18.51	2.59	$138

Vested and expected to vest at March 31, 2009	80,948	$19.25	2.42	$138
Exercisable at March 31, 2009	72,698	$18.51	2.59	$88

    No options were granted during the three months ended March 31, 2009.

 As of March 31, 2009, there was $2.87 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.81 years.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	3.49	$13.38	21,258	$13.90
$18.00 to $26.99	45,885	2.01	20.55	45,885	20.55
$27.00 to $29.46	5,555	2.57	28.95	5,555	28.95

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 7.                            Income Taxes

        The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.15 million at March 31, 2009 and $4.19 million at December 31, 2008.  Interest and penalties were recognized through the income tax provision.  For the three months ending March 31, 2009 and the twelve months ending December 31, 2008, we recognized approximately ($0.81) million and $0.14 million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.46 and $1.27 million were accrued at March 31, 2009 and December 31, 2008, respectively.

        Tax years that remain open and subject to audit include the federal 2005-2008 years and the Indiana 2005-2008 years.  Additionally, during the first quarter of 2009 we reached a resolution of audit examinations for the 2002-2007 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $4.80 million that will affect the effective tax rate and increased earnings in the amount of $2.60 million.  We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 8.                            Fair Value

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

We also adopted the provisions of FASB Staff Position (FSP) No. 157-2, which deferred until January 1, 2009 the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  Items affected by this deferral included goodwill, repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measurements.

        We elected to adopt SFAS No. 159 for mortgages held for sale (MHFS) at fair value prospectively for new MHFS originations starting on January 1, 2008. We believe the election for MHFS (which are now hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. There was no transition adjustment required upon adoption of SFAS No. 159 for MHFS because we continued to account for MHFS originated prior to January 1, 2008 at the lower of cost or fair value. At March 31, 2009, MHFS carried at fair value totaled $126.49 million.

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

The table below presents the balance of assets and liabilities at March 31, 2009 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$ 83,590	$ 816,160	$ 30,232	$ 929,982
Trading account securities	99	-	-	99
Mortgages held for sale	-	126,486	-	126,486
Accrued income and other assets (Interest rate swap agreements)	-	21,370	-	21,370
Total	$ 83,689	$ 964,016	$ 30,232	$ 1,077,937

Liabilities
Accrued expenses and other liabilities (Interest rate swap agreements)	$ -	$ 21,707	$ -	$ 21,707
Total	$ -	$ 21,707	$ -	$ 21,707

        The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(Dollars in thousands)	Quarter ended March 31, 2009
Investment securities available for sale
Beginning balance January 1, 2009	$19,416
Total gains or losses (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(174)
Purchases and issuances	13,220
Settlements	-
Expirations	(2,230)
Transfers in and/or out of Level 3	-
Ending balance March 31, 2009	$30,232

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2009.

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.   These other financial assets include loans measured for impairment under SFAS 114, venture capital partnership investments, mortgage servicing rights, goodwill, repossessions and other real estate.  Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach.  Repossessions are similarly valued.  Venture capital partnership investments and the adjustments to fair value primarily result from application of lower-of-cost-or-fair value accounting.  The partnership investments are priced using financial statements provided by the partnerships.  Mortgage servicing rights (MSRs) and related adjustments to fair value result from application of lower-of-cost-or-fair value accounting.  Fair value measurements for mortgage servicing rights are derived based on a variety of inputs including prepayment speeds, discount rates, scheduled servicing cash flows, delinquency rates and other assumptions.  MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available.  Goodwill is reviewed for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount.  Goodwill is allocated into two reporting units as defined by SFAS 142.  Fair value for each reporting unit is estimated using stock price multiples or revenue multiples.  Other real estate (ORE) is based on the fair value of the underlying collateral less expected selling costs.  Collateral values are estimated primarily using appraisals and reflect a market value approach.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges recognized on these assets during the quarter ended March 31, 2009:  impaired loans - $2.87 million; venture capital partnership investments - $0.17 million; mortgage servicing rights - $0.57 million; goodwill - $0.00 million; repossessions - $0.00 million, and other real estate - $0.02 million.

        For assets measured at fair value on a nonrecurring basis on hand at March 31, 2009, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$53,270	$53,270
Accrued income and other assets (venture capital partnership investments)	-	-	2,083	2,083
Accrued income and other assets (mortgage servicing rights)	-	-	5,397	5,397
Goodwill and intangible assets (goodwill)	-	83,329	-	83,329
Accrued income and other assets (repossessions)	-	-	2,919	2,919
Accrued income and other assets (other real estate)	-	-	4,851	4,851
	$-	$83,329	$68,520	$151,849

Fair Value Option

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on March 31, 2009:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$126,486	$123,722	$2,764	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

(1) The excess of fair value carrying amount over unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2008, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2009, as compared to December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2008 Annual Report.

FINANCIAL CONDITION

Our total assets at March 31, 2009, were $4.60 billion, an increase of $137.11 million or 3.07% from December 31, 2008.  Total loans and leases were $3.21 billion, a decrease of $83.49 million or 2.53% from December 31, 2008.  Total investment securities, available for sale were $929.98 million which represented an increase of $205.23 million or 28.32% and total deposits increased $33.33 million or 0.95% over the comparable figures at the end of 2008.

    Nonperforming assets at March 31, 2009, were $69.12 million, which was an increase of $24.95 million or 56.49% from the $44.17 million reported at December 31, 2008.  At March 31, 2009, nonperforming assets were 2.09% of net loans and leases compared to 1.30% at December 31, 2008. Accrued income and other assets were as follows:

(Dollars in Thousands)

	March 31,	December 31,
	2009	2008
Accrued income and other assets:
Bank owned life insurance cash surrender value	$39,066	$38,837
Accrued interest receivable	18,912	17,910
Mortgage servicing assets	5,219	4,635
Other real estate	1,495	1,381
Former bank premises held for sale	3,356	3,356
Repossessions	2,919	1,669
All other assets	44,504	45,832
Total accrued income and other assets	$115,471	$113,620

CAPITAL

As of March 31, 2009, total shareholders' equity was $567.20 million, up $113.54 million or 25.03% from the $453.66 million at December 31, 2008.  In addition to net income of $6.25 million, other significant changes in shareholders’ equity during the first three months of 2009 included $111.00 million from the issuance of preferred stock and common stock warrants to the Treasury as part of the Treasury's Capital Purchase Program and $4.43 million of dividends paid and/or accrued.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $4.97 million at March 31, 2009, compared to $5.82 million at December 31, 2008.  The decline in accumulated other comprehensive income/(loss) for the first quarter of 2009 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.   Our equity-to-assets ratio was 12.33% as of March 31, 2009, compared to 10.16% at December 31, 2008.  Book value per common share rose to $19.15 at March 31, 2009, up from $18.82 at December 31, 2008.

         We declared and paid dividends per common share of $0.14 during the first quarter of 2009.  The trailing four quarters dividend payout ratio, representing dividends per share divided by diluted earnings per share, was 48.74%.  The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank  as of March 31, 2009, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$604,831	16.48%	$293,661	8.00%	$367,076	10.00
1st Source Bank	569,249	15.56	292,656	8.00	365,820	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	557,743	15.19	146,830	4.00	220,245	6.00
1st Source Bank	523,026	14.30	146,328	4.00	219,492	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	557,743	12.55	177,799	4.00	222,249	5.00
1st Source Bank	523,026	11.81	177,113	4.00	221,391	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to package loans for sale.  Our loan to asset ratio was 69.87% at March 31, 2009 compared to 73.88% at December 31, 2008 and 71.48% at March 31, 2008.  Cash and cash equivalents totaled $60.44 million at March 31, 2009 compared to $119.77 million at December 31, 2008 and $118.84 million at March 31, 2008.  At March 31, 2009, the consolidated statement of financial condition was rate sensitive by $63.00 million more assets than liabilities scheduled to reprice within one year, or approximately 1.02%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

RESULTS OF OPERATIONS

Net income for the three-month period ended March 31, 2009, was $6.25 million, compared to $9.35 million for the same period in 2008.  Diluted net income per common share was $0.20 for the three month period ended March 31, 2009, compared to $0.38 for the same period in 2008.  Return on average common shareholders' equity was 4.31% for the three months ended March 31, 2009, compared to 8.56% in 2008.  The return on total average assets was 0.56% for the three months ended March 31, 2009, compared to 0.86% in 2008.

The decrease in net income for the three months ended March 31, 2009, over the first three months of 2008, was primarily the result of an increase in provision for loan and leases losses.  This negative impact to net income was partially offset by a decrease in income taxes.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended March 31, 2009, was $31.64 million, a decrease of 4.74% over the same period in 2008.  The net interest margin on a fully taxable equivalent basis was 3.03% for the three months ended March 31, 2009, compared to 3.33% for the three months ended March 31, 2008.

During the first quarter of 2009, average earning assets increased $219.05 million or 5.46% while average interest-bearing liabilities increased $34.47 million or 0.99% over the comparable period one year ago.  The yield on average earning assets decreased 137 basis points to 4.95% for the first quarter of 2009 from 6.32% for the first quarter of 2008.  The rate earned on assets decreased due to the decrease in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 114 basis points to 2.31% for the first quarter 2009 from 3.45% for the first quarter 2008, as liabilities were also affected by short-term market interest rate decreases.  The result was a decrease of 30 basis points to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

The largest contributor to the decrease in the yield on average earning assets for the first three months of 2009 compared to the first three months of 2008 was a decline in the yield on net loans and leases of 123 basis points. Total average investment securities increased 1.87% for the three month period over one year ago.  Average mortgages held for sale increased 135.43% primarily due to an increase in refinance activity.  Average other investments, which include federal funds sold, time deposits with other banks and commercial paper, increased 259.07% for the three month period over one year ago as excess funds were invested.

         Average interest-bearing deposits increased $173.50 million or 5.77% for the first three months of 2009 over the same period in 2008.  The effective rate paid on average interest-bearing deposits decreased 112 basis points to 2.24% for the first quarter 2009 compared to 3.36% for the first quarter 2008.  The decrease in the average cost of interest-bearing deposits during the first three months of 2009 as compared to the first three months of 2008 was primarily the result of decreases in interest rates offered on deposit products due to decreases in market interest rates.

Average short-term borrowings decreased $121.66 million or 35.86% for the first quarter of 2009, compared to the same period in 2008.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements and lower Federal Home Loan Bank borrowings.  Interest paid on short-term borrowings decreased 217 basis points due to the interest rate decrease in adjustable rate borrowings.  Average subordinated notes decreased $5.10 million for the first quarter of 2009, compared to the same period in 2008.  Average long-term debt decreased $12.27 million or 36.01% during the first three months of 2009 as compared to the first three months of 2008.  The majority of the decrease in long-term debt was made up of Federal Home Loan Bank borrowings.

Average demand deposits increased $35.85 million during the first quarter of 2009, compared to the same period one year ago.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended March 31,
		2009			2008

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$569,103	$4,036	2.88%	$528,043	$6,447	4.91%
Tax exempt	209,289	2,461	4.77%	236,082	2,895	4.93%
Mortgages - held for sale	76,186	987	5.25%	32,361	484	6.02%
Net loans and leases	3,245,046	43,779	5.47%	3,177,595	52,908	6.70%
Other investments	129,597	333	1.04%	36,092	309	3.44%

Total Earning Assets	4,229,221	51,596	4.95%	4,010,173	63,043	6.32%

Cash and due from banks	63,543			96,350
Reserve for loan and lease losses	(81,781)			(66,834)
Other assets	325,344			322,048

Total	$4,536,327			$4,361,737

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,180,899	$17,606	2.24%	$3,007,404	$25,120	3.36%
Short-term borrowings	217,626	349	0.65%	339,282	2,381	2.82%
Subordinated notes	89,692	1,647	7.45%	94,790	1,772	7.52%
Long-term debt and
mandatorily redeemable securities	21,815	352	6.54%	34,089	554	6.54%

Total Interest-Bearing Liabilities	3,510,032	19,954	2.31%	3,475,565	29,827	3.45%
Noninterest-bearing deposits	406,174			370,320
Other liabilities	76,613			76,103
Shareholders' equity	543,508			439,749

Total	$4,536,327			$4,361,737

Net Interest Income		$31,642			$33,216

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.03%			3.33%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three month period ended March 31, 2009 was $7.79 million compared to a provision for loan and lease losses in the three month period ended March 31, 2008 of $1.54 million.  Net charge-offs of $3.20 million were recorded for the first quarter 2009, compared to $0.71 million for the same quarter a year ago.

On March 31, 2009, loan and lease delinquencies were 1.85% as compared to 0.73% on March 31, 2008. The change in delinquencies for the first quarter of 2009 from the first quarter of 2008, was primarily in aircraft loans, auto and light truck loans and construction equipment financing.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.62% as compared to 2.11% one year ago and 2.42% at December 31, 2008.  A summary of loan and lease loss experience during the three-month periods ended March 31, 2009 and 2008 is provided below.

Summary of Reserve for Loan and Lease Losses

	(Dollars in Thousands)
	Three Months Ended
	March 31,
	2009	2008

Reserve for loan and lease losses - beginning balance	$79,776	$66,602
Charge-offs	(4,677)	(1,582)
Recoveries	1,473	869
Net (charge-offs)/recoveries	(3,204)	(713)

Provision for loan and lease losses	7,785	1,539

Reserve for loan and lease losses - ending balance	$84,357	$67,428

Loans and leases outstanding at end of period	$3,214,725	$3,189,841
Average loans and leases outstanding during period	3,245,046	3,177,595

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.62%	2.11%
Ratio of net charge-offs/(recoveries) during period to
average loans and leases outstanding	0.40%	0.09%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	March 31,	December 31,	March 31,
	2009	2008	2008

Loans and leases past due 90 days or more	$678	$1,022	$1,072
Nonaccrual and restructured loans and leases	60,297	36,555	10,966
Other real estate	1,495	1,381	937
Former bank premises held for sale	3,356	3,356	3,805
Repossessions	2,919	1,669	1,604
Equipment owned under operating leases	373	185	200

Total nonperforming assets	$69,118	$44,168	$18,584

Nonperforming assets totaled $69.12 million at March 31, 2009, an increase of 56.49% from the $44.17 million reported at December 31, 2008, and a 271.92% increase from the $18.58 million reported at March 31, 2008.  The increase during the first quarter 2009 compared to the same period in 2008 and compared to December 31, 2008 was primarily related to nonaccrual and restructured loans and leases.  The increase in nonaccrual and restructured loans and leases was spread among the various loan portfolios.  Nonperforming assets as a percentage of total loans and leases were 2.09% at March 31, 2009, 1.30% at December 31, 2008, and 0.57% at March 31, 2008.

Repossessions consisted mainly of medium and heavy duty trucks and construction equipment at March 31, 2009.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of March 31, 2009

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$622,533	$11,919	$261	$636
Auto, light truck and environmental equipment	335,267	5,605	192	668
Medium and heavy duty truck	228,092	11,511	1,917	835
Aircraft financing	633,372	9,053	106	130
Construction equipment financing	354,667	2,658	393	147
Loans secured by real estate	917,960	19,370	1,495	134
Consumer loans	122,834	181	50	633

Total	$3,214,725	$60,297	$4,414	$3,183

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

Noninterest income for the three-month periods ended March 31, 2009 and 2008 was $20.55 million and $21.03 million, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended
	March 31,
	2009	2008
Noninterest income:
Trust fees	$3,804	$4,262
Service charges on deposit accounts	4,746	5,108
Mortgage banking income	2,570	1,117
Insurance commissions	1,516	1,946
Equipment rental income	6,147	5,749
Other income	2,235	2,222
Investment securities and other investment (losses) gains	(469)	623

Total noninterest income	$20,549	$21,027

Noninterest income decreased in all categories for the first quarter of 2009 as compared to the first quarter of 2008 except mortgage banking income, equipment rental income and other income.  Trust fees decreased $0.46 million, or 10.75%, during the first quarter of 2009 as compared to the first quarter of 2008.  This decrease was primarily due to a decrease in our investment advisory management fees received from the 1st Source Monogram Funds due to the sale of such funds in December 2008.  Service charges on deposit accounts decreased $0.36 million, or 7.09% during the first quarter of 2009 as compared to the first quarter of 2008.  The decline in service charges on deposit accounts reflects a lower volume of fee income on overdraft and nonsufficient fund transactions.

Mortgage banking income increased $1.45 million, or 130.08%, in the first quarter of 2009 as compared to the first quarter of 2008.  This increase was due to increased gains on the sales of mortgage loans.  Insurance commissions decreased $0.43 million, or 22.10% during the first quarter of 2009 as compared to the first quarter of 2008, mainly due to lower premiums as a result of market conditions and a reduction in customer accounts.  Equipment rental income generated from operating leases increased during the first quarter of 2009 as compared to the first quarter of 2008 due to an increase in the operating lease portfolio from one year ago.

         Other income increased from the three-month period ended March 31, 2009 as compared to the same period of 2008, mainly due to earnout fees on the sale of our monogram funds in December 2008 which were offset by a reduction in fees generated from customer-related interest rate swaps and in credit card merchant fees.  The decrease in investment securities and other investments (losses) gains was due to partnership losses and realized losses on sales of securities in the three months ended March 31, 2009 as compared to gains in the same period one year ago.

NONINTEREST EXPENSE

Noninterest expense for the three-month periods ended March 31, 2009 and 2008 was $38.64 million and $37.90 million, respectively.

(Dollars in thousands)	Three Months Ended
	March 31,
	2009	2008
Noninterest expense:
Salaries and employee benefits	$20,086	$20,634
Net occupancy expense	2,601	2,476
Furniture and equipment expense	3,481	3,978
Depreciation - leased equipment	4,956	4,616
Professional fees	1,062	1,158
Supplies and communication	1,567	1,669
Business development and marketing expense	485	643
Intangible asset amortization	341	351
Loan and lease collection and repossession expense	559	533
Insurance	1,550	349
Other expense	1,952	1,494

Total noninterest expense	$38,640	$37,901

Salaries and employee benefits decreased $0.55 million or 2.66% for the first quarter of 2009 compared to the first quarter of 2008.  This decrease was due to lower contract salaries and executive incentive provisions.  Net occupancy expense increased slightly in 2009 by $0.12 million or 5.05% due to an increase in real estate taxes. Furniture and equipment expense decreased $0.50 million or 12.49% during the first quarter of 2009 compared to the first quarter 2008.  The decrease was a result of reduced depreciation expense and lower computer processing costs.  Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income from first quarter of 2008 to first quarter of 2009.  Professional fees, supplies and communication, business development and marketing, and intangible asset amortization all decreased slightly in 2009 over the same period in 2008.  Loan and lease collection and repossession expense increased for the period ending March 31, 2009 from March 31 2008, due to increased collection and repossession activity.  Insurance expense increased $1.20 million or 344.13% for the first quarter 2009 compared to the same period a year earlier due to higher FDIC insurance premiums.  Other expense increased $0.46 million or 30.66%.

INCOME TAXES

The (benefit)/provision for income taxes for the three months ended March 31, 2009, was $(1.41) million, compared to $4.53 million for the same period in 2008.  The effective tax rate was (28.99%) for the quarter ended March 31, 2009, compared to 32.63% for the same quarter in 2008.  The provision for income taxes for the three months ended March 31, 2009 included a one time benefit of $2.60 million which resulted in the lower effective tax rate for the current period.  This benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2008.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.         Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2008.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.  Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.  Since the inception of the plan, 1st Source has repurchased a total of 552,552 shares leaving 1,447,448 shares authorized for repurchase.  No shares were repurchased during the three months ended March 31, 2009.

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

1st Source Corporation

DATE   April 24, 2009                                                                                                   /s/CHRISTOPHER J. MURPHY III
                     Christopher J. Murphy III
                     Chairman of the Board, President and CEO

DATE   April 24, 2009                                                                                                  /s/LARRY E. LENTYCH
                            Larry E. Lentych
                    Treasurer and Chief Financial Officer
                    Principal Accounting Officer