Form 10-Q
period 2009-06-30
1ST SOURCE CORP
filed 2009-07-31
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                    to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐   Yes ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes         ☒   No

Number of shares of common stock outstanding as of July 24, 2009 –  24,180,849 shares

PART I.  FINANCIAL INFORMATION
                                                    Page
Item 1.                 Financial Statements (Unaudited)
Consolidated statements of financial condition --
June 30, 2009, and December 31, 2008                                                          3
Consolidated statements of income -- three and six
months ended June 30, 2009 and 2008                                                                     4
Consolidated statements of changes in shareholders’ equity
-- six months ended June 30, 2009 and 2008                                                                    5
Consolidated statements of cash flows --
six months ended June 30, 2009 and 2008                                                                       6
Notes to the Consolidated Financial Statements                                                                   7
Item 2.                 Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                       20
Item 3.                 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                      30
Item 4.                 Controls and Procedures                                                         30

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                                                                                                                                                                                                                30
Item 1A.              Risks Factors                                                                                                                                                                                                                                                                        30
Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                      31
Item 3.                 Defaults Upon Senior Securities                                                                                                                                                                                                                                        31
Item 4.                 Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                    31
Item 5.                 Other Information                                                                                                                                                                                                                                                                 32
Item 6                  Exhibits                                                                                                                                                                                                                                                                                   32

SIGNATURES                                                                                                                                                                                                                                                                                                    33

CERTIFICATIONS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands, except share amounts)
	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$70,798	$119,771
Federal funds sold and
interest bearing deposits with other banks	29,545	6,951
Investment securities available-for-sale
(amortized cost of $874,562 and $715,380
at June 30, 2009 and December 31, 2008, respectively)	883,047	724,754
Other investments	18,612	18,612
Trading account securities	104	100
Mortgages held for sale	136,505	46,686

Loans and leases - net of unearned discount
Commercial and agricultural loans	593,914	643,440
Auto, light truck and environmental equipment	338,774	353,838
Medium and heavy duty truck	225,345	243,375
Aircraft financing	619,797	632,121
Construction equipment financing	345,928	375,983
Loans secured by real estate	910,728	918,749
Consumer loans	119,930	130,706
Total loans and leases	3,154,416	3,298,212
Reserve for loan and lease losses	(83,124)	(79,776)
Net loans and leases	3,071,292	3,218,436
Equipment owned under operating leases, net	87,094	83,062
Net premises and equipment	38,837	40,491
Goodwill and intangible assets	91,009	91,691
Accrued income and other assets	117,526	113,620
Total assets	$4,544,369	$4,464,174

LIABILITIES
Deposits:
Noninterest bearing	$434,729	$416,960
Interest bearing	3,180,314	3,097,582
Total deposits	3,615,043	3,514,542
Federal funds purchased and securities
sold under agreements to repurchase	146,529	272,529
Other short-term borrowings	27,464	23,646
Long-term debt and mandatorily redeemable securities	19,947	29,832
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	76,804	80,269
Total liabilities	3,975,479	4,010,510

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued 111,000 at June 30, 2009
and none at December 31, 2008	104,298	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,886,413 at June 30, 2009 and 25,895,505 at December 31, 2008, less unearned shares
(242,907 at June 30, 2009 and 251,999 at December 31, 2008)	350,263	342,982
Retained earnings	140,355	136,877
Cost of common stock in treasury (1,462,857 shares at June 30, 2009, and
1,532,576 shares at December 31, 2008)	(31,314)	(32,019)
Accumulated other comprehensive income	5,288	5,824
Total shareholders' equity	568,890	453,664
Total liabilities and shareholders' equity	$4,544,369	$4,464,174

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans and leases	$44,474	$50,348	$89,071	$103,611
Investment securities, taxable	4,207	5,945	8,243	12,392
Investment securities, tax-exempt	1,685	1,926	3,395	4,031
Other	264	360	597	669
Total interest income	50,630	58,579	101,306	120,703
Interest expense:
Deposits	16,596	21,649	34,202	46,769
Short-term borrowings	295	1,798	644	4,179
Subordinated notes	1,647	1,647	3,294	3,419
Long-term debt and mandatorily redeemable securities	179	361	531	915
Total interest expense	18,717	25,455	38,671	55,282
Net interest income	31,913	33,124	62,635	65,421
Provision for loan and lease losses	8,487	4,493	16,272	6,032
Net interest income after provision for
loan and lease losses	23,426	28,631	46,363	59,389
Noninterest income:
Trust fees	3,887	4,954	7,691	9,216
Service charges on deposit accounts	5,219	5,764	9,965	10,872
Mortgage banking income	3,339	1,417	5,909	2,534
Insurance commissions	1,076	1,092	2,592	3,038
Equipment rental income	6,402	5,760	12,549	11,509
Other income	2,356	2,446	4,591	4,668
Investment securities and other investment gains (losses)	426	(1,066)	(43)	(443)
Total noninterest income	22,705	20,367	43,254	41,394
Noninterest expense:
Salaries and employee benefits	16,829	19,065	36,915	39,699
Net occupancy expense	2,273	2,481	4,874	4,957
Furniture and equipment expense	3,765	3,883	7,246	7,861
Depreciation - leased equipment	5,088	4,609	10,044	9,225
Professional fees	815	2,522	1,877	3,680
Supplies and communication	1,428	1,682	2,995	3,351
FDIC and other insurance	3,719	334	5,269	683
Other expense	3,432	3,819	6,769	6,840
Total noninterest expense	37,349	38,395	75,989	76,296
Income before income taxes	8,782	10,603	13,628	24,487
Income tax expense	2,499	3,358	1,094	7,888

Net income	6,283	7,245	12,534	16,599
Preferred stock dividends and discount accretion	(1,696)	-	(3,009)	-
Net income available to common shareholders	$4,587	$7,245	$9,525	$16,599

Per common share
Basic net income per common share	$0.19	$0.30	$0.39	$0.69
Diluted net income per common share	$0.19	$0.30	$0.39	$0.68
Dividends	$0.14	$0.14	$0.28	$0.28
Basic weighted average common shares outstanding	24,185,415	24,105,746	24,167,905	24,101,010
Diluted weighted average common shares outstanding	24,226,542	24,374,273	24,208,966	24,372,225

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

						Net
						Unrealized
						Appreciation
					Cost of	(Depreciation)
					Common	of Securities
		Preferred	Common	Retained	Stock	Available-
	Total	Stock	Stock	Earnings	in Treasury	For-Sale
Balance at January 1, 2008	$430,504	$-	$342,840	$117,373	$(32,231)	$2,522
Comprehensive Income, net of tax:
Net Income	16,599	-	-	16,599	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(1,173)	-	-	-	-	(1,173)
Total Comprehensive Income	15,426	-	-	-	-	-
Issuance of 17,758 common shares
under stock based compensation awards,
including related tax effects	319	-	-	119	200	-
Stock-based compensation	136	-	136	-	-	-
Common stock dividend ($0.28 per share)	(6,763)	-	-	(6,763)	-	-
Balance at June 30, 2008	$439,622	$-	$342,976	$127,328	$(32,031)	$1,349

Balance at January 1, 2009	$453,664	$-	$342,982	$136,877	$(32,019)	$5,824
Comprehensive Income, net of tax:
Net Income	12,534	-	-	12,534	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(536)	-	-	-	-	(536)
Total Comprehensive Income	11,998	-	-	-	-	-
Issuance of 83,202 common shares
under stock based compensation awards,
including related tax effects	1,659	-	-	723	936	-
Cost of 13,483 shares of common stock
acquired for treasury	(231)	-	-	-	(231)	-
Issuance of preferred stock	103,725	103,725	-	-	-	-
Preferred stock discount accretion	-	573	-	(573)	-	-
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend paid and/or accrued	(2,436)	-	-	(2,436)	-	-
Common stock dividend ($0.28 per share)	(6,770)	-	-	(6,770)	-	-
Stock based compensation	6	-	6	-	-	-
Balance at June 30, 2009	$568,890	$104,298	$350,263	$140,355	$(31,314)	$5,288

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$12,534	$16,599
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan and lease losses	16,272	6,032
Depreciation of premises and equipment	2,428	2,848
Depreciation of equipment owned and leased to others	10,044	9,225
Amortization of investment security premiums
and accretion of discounts, net	3,337	654
Amortization of mortgage servicing rights	1,572	1,552
Mortgage servicing asset impairment (recovery) charges	(1,507)	69
Deferred income taxes	597	(5,405)
Realized investment securities losses	43	443
Originations/purchases of loans held for sale, net of principal collected	(388,345)	(209,797)
Proceeds from the sales of loans held for sale	300,667	200,656
Net gain on sale of loans held for sale	(2,141)	(821)
Change in trading account securities	(4)	(150)
Change in interest receivable	911	1,528
Change in interest payable	6,010	(4,132)
Change in other assets	(4,447)	2,456
Change in other liabilities	(10,184)	(1,733)
Other	566	3,105
Net change in operating activities	(51,647)	23,129

Investing activities:
Proceeds from sales of investment securities	103,203	5,579
Proceeds from maturities of investment securities	259,862	287,077
Purchases of investment securities	(525,625)	(228,095)
Net change in short-term investments	(22,594)	(6,974)
Loans sold or participated to others	8,982	-
Net change in loans and leases	121,890	(123,137)
Net change in equipment owned under operating leases	(14,077)	(9,782)
Purchases of premises and equipment	(953)	(1,073)
Net change in investing activities	(69,312)	(76,405)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	144,403	(73,017)
Net change in certificates of deposit	(43,902)	(31,580)
Net change in short-term borrowings	(122,182)	148,162
Proceeds from issuance of long-term debt	166	10,022
Payments on subordinated notes	-	(10,310)
Payments on long-term debt	(10,310)	(10,370)
Net proceeds from issuance of treasury stock	1,659	319
Acquisition of treasury stock	(231)	-
Proceeds from issuance of preferred stock & common stock warrants	111,000	-
Cash dividends	(8,617)	(6,879)
Net change in financing activities	71,986	26,347

Net change in cash and cash equivalents	(48,973)	(26,929)

Cash and cash equivalents, beginning of year	119,771	153,137

Cash and cash equivalents, end of period	$70,798	$126,208

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

Note 2.                      Other Activity

         On January 23, 2009, we entered into a Letter Agreement with the United States Department of the Treasury (“Treasury”), pursuant to which we issued and sold (i) 111,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 837,947 shares of our common stock, without par value (the “Common Stock”), for an aggregate purchase price of $111,000,000 in cash.

         The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by us after notice to the Treasury and our primary federal regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Bank”) and subject to consultation between the Treasury and Federal Reserve Bank.  At the time of redemption, if we do not choose to exercise our option to repurchase the warrants, the Secretary of Treasury intends to sell the warrants through an auction process.

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

 On December 12, 2008, 1st Source Corporation Investment Advisors, Inc. (“1st Source Investment Advisors”), a wholly-owned subsidiary of 1st Source Bank and second tier subsidiary of 1st Source Corporation, finalized a Purchase and Sale Agreement with WA Holdings, Inc. (“Buyer”) whereby 1st Source Investment Advisors sold certain assets to Buyer and entered into a long-term strategic partnership with Buyer (the “Transaction”).  Under terms of the Purchase and Sale Agreement, we received a one time payment of $11.70 million at closing and will receive performance payments (“earnout fees”) over the next ten years based on the net growth and investment performance returns of the Funds.  Pursuant to the Purchase and Sale Agreement, Buyer and its wholly-owned subsidiary, Wasatch Advisors, Inc., investment advisor of the Wasatch Funds, Inc., acquired assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Mutual Funds - the Income Equity Fund, the Long/Short Fund and the Income Fund. The 1st Source Monogram Mutual Funds were reorganized into the Wasatch - 1st Source Income Equity Fund, the Wasatch - 1st Source Long/Short Fund, and the Wasatch - 1st Source Income Fund.

Note 3.                      Recent Accounting Pronouncements

FASB Accounting Standards Codification™(Codification):  In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). The Codification will officially become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  We will make the appropriate changes to GAAP references in our financial statements effective July 1, 2009.

Amendments to FASB Interpretation No. 46(R):  In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are assessing the impact of SFAS 167 on our financial condition, results of operations, and disclosures.

Accounting for Transfers of Financial Assets:  In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.

Subsequent Events:  In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 and this change is reflected in Note 10 - Subsequent Events.

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP 107-1 and APB 28-1 is effective for interim and annual financial periods ending after June 15, 2009.  We adopted the provisions of FSP FAS 107-1 and APB 28-1 on April 1, 2009 and the impact on our disclosures is more fully discussed in Note 9 – Fair Value.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued FSP FAS 115-2, FAS124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.”  The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP FAS 115-2, FAS124-2 and EITF 99-20-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  FAS 115-2, FAS 124-2 and EITF 99-20-2 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 on April 1, 2009.  Details related to the adoption of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 and the impact on our disclosures are more fully discussed in Note 4 – Investment Securities.  The provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 did not have an impact on our financial condition and results of operations.

FASB Clarifies Application of Fair Value Accounting:  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The FSP is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of FSP FAS 157-4 on April 1, 2009.  The provisions of FSP FAS 157-4 did not have a material impact on our financial condition and results of operations.

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

Disclosures About Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS No. 161 on January 1, 2009.  Details related to the adoption of SFAS No. 161 and the impact on our financial statements is more fully discussed in Note 6– Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions.

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

Note 4.      Investment Securities

 Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2009
U.S. Treasury and Federal agencies securities	$396,487	$1,967	$(375)	$398,079
U.S. State and political subdivisions securities	204,336	3,790	(2,592)	205,534
Mortgage-backed securities - Federal agencies	252,600	5,294	(1,358)	256,536
Corporate debt securities	18,977	152	-	19,129
Foreign government securities	775	-	-	775
Total debt securities	873,175	11,203	(4,325)	880,053
Marketable equity securities	1,387	1,634	(27)	2,994
Total investment securities available-for-sale	$874,562	$12,837	$(4,352)	$883,047
December 31, 2008
U.S. Treasury and Federal agencies securities	$293,461	$2,892	$(2)	$296,351
U.S. State and political subdivisions securities	198,640	3,995	(1,686)	200,949
Mortgage-backed securities - Federal agencies	207,954	3,553	(1,499)	210,008
Corporate debt securities	10,000	50	-	10,050
Foreign government and other securities	929	-	-	929
Total debt securities	710,984	10,490	(3,187)	718,287
Marketable equity securities	4,396	2,092	(21)	6,467
Total investment securities available-for-sale	$715,380	$12,582	$(3,208)	$724,754

        The contractual maturities of debt securities available-for-sale at June 30, 2009, are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$196,725	$197,187
Due after one year through five years	304,672	308,376
Due after five years through ten years	100,530	101,308
Due after ten years	18,648	16,646
Mortgage backed securities	252,600	256,536
Total debt securities available-for-sale	$873,175	$880,053

At June 30, 2009, the mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government.

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  The gross losses in the second quarter and year-to-date 2008 reflect other-than-temporary impairment (“OTTI”) writedowns of $0.94 million and $1.26 million, respectively, on preferred stock issued by FNMA and FHLMC.  There have been no OTTI writedowns in 2009.  There were net gains of $4 thousand and $0 recorded on $0.10 million in trading securities outstanding at June 30, 2009, and December 31, 2008, respectively.

(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross realized gains	$60	$1	$654	$826
Gross realized losses	-	(936)	(707)	(1,457)
Net realized gains (losses)	$60	$(935)	$(53)	$(631)

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
U.S. Treasury and Federal agencies securities	$80,004	$(375)	$-	$-	$80,004	$(375)
U.S. State and political subdivisions securities	19,101	(382)	19,044	(2,210)	38,145	(2,592)
Mortgage-backed securities - Federal agencies	53,083	(953)	25,678	(405)	78,761	(1,358)
Corporate debt securities	-	-	-	-	-	-
Foreign government securities	-	-	-	-	-	-
Total debt securities	152,188	(1,710)	44,722	(2,615)	196,910	(4,325)
Marketable equity securities	2	(1)	5	(26)	7	(27)
Total investment securities available-for-sale	$152,190	$(1,711)	$44,727	$(2,641)	$196,917	$(4,352)

December 31, 2008
U.S. Treasury and Federal agencies securities	$19,998	$(2)	$-	$-	$19,998	$(2)
U.S. State and political subdivisions securities	29,594	(1,686)	-	-	29,594	(1,686)
Mortgage-backed securities - Federal agencies	14,840	(229)	34,721	(1,270)	49,561	(1,499)
Corporate debt securities	-	-	-	-	-	-
Foreign government and other securities	493	(1)	-	-	493	(1)
Total debt securities	64,925	(1,918)	34,721	(1,270)	99,646	(3,188)
Marketable equity securities	11	(18)	2	(2)	13	(20)
Total investment securities available-for-sale	$64,936	$(1,936)	$34,723	$(1,272)	$99,659	$(3,208)

         The initial indication of OTTI for both debt and equity securities is a decline in fair value below amortized cost.  Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI.  Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  In estimating OTTI impairment losses, we consider among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that we will not have to sell any such securities before a recovery of cost.

 At June 30, 2009, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that is more likely than not that we will not have to sell any such securities before a recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on adjustable rate coupon securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2009, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Note 5.                      Reserve for Loan and Lease Losses

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

Note 6.                       Financial Instruments with Off-Balance-Sheet Risk and Derivative Transactions

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

1st Source Bank (Bank), a subsidiary of 1st Source Corporation, grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate or purchase residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair value of mortgage loan commitments is determined using a market value approach and utilizing an appropriate current market yield and a loan commitment closing rate based on historical analysis.

Fair values of derivative instruments as of June 30, 2009:

(Dollars in thousands)
		Asset derivatives		Liability derivatives
	Notional or	Balance		Balance
	contractual	sheet	Fair	sheet	Fair
	amount	location	value	location	value

Derivatives not designated as
hedging instruments under
SFAS 133

Interest rate swap contracts	$442,207	Other assets	$15,022	Other liabilities	$15,295
Commitments	93,831	Mortgages held for sale	555	N/A	-
Forward contracts	181,375	N/A	-	Mortgages held for sale	414

Total			$15,577		$15,709

        We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $46.34 million and $82.18 million at June 30, 2009, and December 31, 2008, respectively.  Standby letters of credit have terms ranging from six months to one year.

Note 7.                       Stock-Based Compensation

         As of June 30, 2009, we had five stock-based employee compensation plans, which are more fully described in Note L of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

         The stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2009 and 2008 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

         The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the second quarter of 2009 (June 30, 2009) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $6 thousand and $9 thousand, net of tax, for the six months ended June 30, 2009 and 2008, respectively.

	June 30, 2009
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, beginning of year	80,948	$18.51
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding, June 30, 2009	80,948	$18.51	2.34	$115

Vested and expected to vest at June 30, 2009	80,948	$18.51	2.34	$115
Exercisable at June 30, 2009	75,448	$18.99	2.23	$86

         No options were granted during the six months ended June 30, 2009.

         As of June 30, 2009, there was $2.62 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.61 years.

        The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	3.24	$13.38	24,008	$13.69
$18.00 to $26.99	45,885	1.76	20.55	45,885	20.55
$27.00 to $29.46	5,555	2.32	28.95	5,555	28.95

         The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 8.                       Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.20 million at June 30, 2009 and $4.19 million at December 31, 2008.  Interest and penalties were recognized through the income tax provision.  For the six months ending June 30, 2009 and the twelve months ending December 31, 2008, we recognized approximately ($0.69) million and $0.14 million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.58 and $1.27 million were accrued at June 30, 2009 and December 31, 2008, respectively.

        Tax years that remain open and subject to audit include the federal 2005-2008 years and the Indiana 2005-2008 years.  Additionally, during the first quarter of 2009 we reached a resolution of audit examinations for the 2002-2007 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $4.80 million that affected the effective tax rate and increased earnings in the amount of $2.60 million.  We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 9.                       Fair Value

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

We elected to adopt SFAS No. 159 for mortgages held for sale (MHFS) at fair value prospectively for new MHFS originations starting on January 1, 2008.  We believe the fair value election for MHFS (which are now hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  There was no transition adjustment required upon adoption of SFAS No. 159 for MHFS because we continued to account for MHFS originated prior to January 1, 2008 at the lower of cost or fair value.  At June 30, 2009, MHFS carried at fair value totaled $136.51 million.

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

        The table below presents the balance of assets and liabilities at June 30, 2009 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$107,030	$746,508	$29,509	$883,047
Trading account securities	104	-	-	104
Mortgages held for sale	-	136,505	-	136,505
Accrued income and other assets (Interest rate swap agreements)	-	15,022	-	15,022
Total	$107,134	$898,035	$29,509	$1,034,678

Liabilities:				-
Accrued expenses and other liabilities (Interest rate swap agreements)	$-	$15,295	$-	$15,295
Total	$-	$15,295	$-	$15,295

        The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

(Dollars in thousands)	Quarter ended June 30, 2009
Investment securities available for sale
Beginning balance April 1, 2009	$30,232
Total gains or losses (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	420
Purchases and issuances	4,597
Settlements	-
Expirations	(5,740)
Transfers in and/or out of Level 3	-
Ending balance June 30, 2009	$29,509

         There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2009.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2009:  impaired loans - $10.78 million; venture capital partnership investments - $(0.37) million; mortgage servicing rights - $(2.07) million; goodwill - $0.00 million; repossessions - $0.05 million, and other real estate - $0.00 million.

For assets measured at fair value on a nonrecurring basis on hand at June 30, 2009, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$59,073	$59,073
Accrued income and other assets (venture capital partnership investments)	-	-	2,430	2,430
Accrued income and other assets (mortgage servicing rights)	-	-	8,769	8,769
Goodwill and intangible assets (goodwill)	-	83,329	-	83,329
Accrued income and other assets (repossessions)	-	-	6,960	6,960
Accrued income and other assets (other real estate)	-	-	4,885	4,885
	$-	$83,329	$82,117	$165,446

Fair Value Option

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under SFAS No. 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on June 30, 2009:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$ 136,505	$ 136,477	$ 28 (1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

(1) The excess of fair value carrying amount over unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

The fair values of our financial instruments as of June 30, 2009, and December 31, 2008, are summarized in the table below.

	June 30, 2009		December 31, 2008
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$70,798	$70,798	$119,771	$119,771
Federal funds sold and interest bearing deposits with other banks	29,545	29,545	6,951	6,951
Investment securities, available-for-sale	883,047	883,047	724,754	724,754
Other investments and trading account securities	18,716	18,716	18,712	18,712
Mortgages held for sale	136,505	136,505	46,686	46,686
Loans and leases, net of reserve for loan and lease losses	3,071,292	3,126,417	3,218,436	3,239,567
Interest rate swaps	15,022	15,022	22,663	22,663
Liabilities:
Deposits	$3,615,043	$3,664,860	$3,514,542	$3,486,609
Short-term borrowings	173,993	173,993	296,175	296,175
Long-term debt and mandatorily redeemable securities	19,947	19,742	29,832	29,674
Subordinated notes	89,692	65,504	89,692	73,972
Interest rate swaps	15,295	15,295	23,003	23,003
Off-balance-sheet instruments *	-	291	-	297
* Represents estimated cash outflows required to currently settle the obligations at current market rates.

         SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.  The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents.  The methodologies for other financial assets and financial liabilities are discussed below:

Loans and Leases — For variable rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain real estate loans (e.g., one-to-four family residential mortgage loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of all other loans and leases are estimated using discounted cash flow analyses which use interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.

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

Note 10.                     Subsequent Events

        We have evaluated subsequent events through the date our financial statements were issued, or July 30, 2009.  We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2009, as compared to December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2008 Annual Report.

FINANCIAL CONDITION

Our total assets at June 30, 2009, were $4.54 billion, an increase of $80.20 million or 1.80% from December 31, 2008.  Total loans and leases were $3.15 billion, a decrease of $143.80 million or 4.36% from December 31, 2008.  Mortgages held for sale were $136.51 million, an increase of $89.82 million or 192.39% from December 31, 2008.  Total investment securities, available for sale were $883.05 million which represented an increase of $158.29 million or 21.84% and total deposits were $3.62 billion, an increase of $100.50 million or 2.86% over the comparable figures at the end of 2008.

Nonperforming assets at June 30, 2009, were $80.72 million, which was an increase of $36.55 million or 82.75% from the $44.17 million reported at December 31, 2008.  At June 30, 2009, nonperforming assets were 2.48% of net loans and leases compared to 1.30% at December 31, 2008.

Accrued income and other assets were as follows:

(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
Accrued income and other assets:
Bank owned life insurance cash surrender value	$39,446	$38,837
Accrued interest receivable	16,999	17,910
Mortgage servicing assets	8,769	4,635
Other real estate	1,790	1,381
Former bank premises held for sale	3,095	3,356
Repossessions	6,960	1,669
All other assets	40,467	45,832
Total accrued income and other assets	$117,526	$113,620

CAPITAL

As of June 30, 2009, total shareholders' equity was $568.89 million, up $115.23 million or 25.40% from the $453.66 million at December 31, 2008.  In addition to net income of $12.53 million, other significant changes in shareholders’ equity during the first six months of 2009 included $111.00 million from the issuance of preferred stock and common stock warrants to the Treasury as part of the Treasury’s Capital Purchase Program and $9.21 million of dividends paid and/or accrued.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $5.29 million at June 30, 2009, compared to $5.82 million at December 31, 2008.  The decline in accumulated other comprehensive income/(loss) during 2009 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.   Our equity-to-assets ratio was 12.52% as of June 30, 2009, compared to 10.16% at December 31, 2008.  Book value per common share rose to $19.21 at June 30, 2009, up from $18.82 at December 31, 2008.

We declared and paid dividends per common share of $0.14 during the second quarter of 2009.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 53.70%.  The dividend payout is continually reviewed by management and the Board of Directors.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2009, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$605,436	16.90%	$286,615	8.00%	$358,268	10.00%
1st Source Bank	569,867	15.95	285,745	8.00	357,181	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	559,456	15.62	143,307	4.00	214,961	6.00
1st Source Bank	524,698	14.69	142,872	4.00	214,309	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	559,456	12.60	177,600	4.00	220,000	5.00
1st Source Bank	524,698	11.88	176,678	4.00	220,848	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, Federal Reserve Bank borrowings, and the capability to package loans for sale.  Our loan to asset ratio was 69.41% at June 30, 2009 compared to 73.88% at December 31, 2008 and 74.00% at June 30, 2008.  Cash and cash equivalents totaled $70.80 million at June 30, 2009 compared to $119.77 million at December 31, 2008 and $126.21 million at June 30, 2008.  At June 30, 2009, the consolidated statement of financial condition was rate sensitive by $75.39 million more assets than liabilities scheduled to reprice within one year, or approximately 1.03%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended June 30, 2009, was $6.28 million and $12.53 million respectively, compared to $7.25 million and $16.60 million for the same periods in 2008.  Diluted net income per common share was $0.19 and $0.39 respectively, for the three and six month periods ended June 30, 2009, compared to $0.30 and $0.68 for the same periods in 2008.  Return on average common shareholders' equity was 4.12% for the six months ended June 30, 2009, compared to 7.54% in 2008.  The return on total average assets was 0.56% for the six months ended June 30, 2009, compared to 0.76% in 2008.

The decrease in net income for the six months ended June 30, 2009, over the first six months of 2008, was primarily the result of an increase in provision for loan and leases losses.  This negative impact to net income was partially offset by a decrease in income taxes.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended June 30, 2009, was $32.84 million, a decrease of 3.51% over the same period in 2008.  The net interest margin on a fully taxable equivalent basis was 3.11% for the three months ended June 30, 2009, compared to 3.38% for the three months ended June 30, 2008.  The taxable equivalent net interest income for the six months ended June 30, 2009 was $64.48 million, a decrease of 4.12% over 2008, resulting in a net yield of 3.07%, compared to a net yield of 3.35% for the same period in 2008.

        During the three and six month periods ended June 30, 2009, average earning assets increased $176.36 million or 4.35% and $197.71 million or 4.90%, respectively, over the comparable periods in 2008.  Average interest-bearing liabilities decreased $24.18 million or 0.69% and increased $5.01 million or 0.14% respectively, for the three and six month periods ended June 30, 2009, over the comparable periods one year ago.  The yield on average earning assets decreased 101 basis points to 4.89% for the second quarter of 2009 from 5.90% for the second quarter of 2008.  The yield on average earning assets for the six month period ended June 30, 2009 decreased 119 basis points to 4.92% from 6.11% for the six month period ended June 30, 2008.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 77 basis points to 2.17% for the second quarter 2009 from 2.94% for the second quarter 2008.  Total cost of average interest-bearing liabilities decreased 95 basis points to 2.24% for the six months ended June 30, 2009, from 3.19% for the six months ended June 30, 2008.  The cost of interest-bearing liabilities was also affected by short-term market interest rate decreases.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was a decrease of 27 basis points and 28 basis points respectively, for the three and six month periods ended June 30, 2009 from June 30, 2008.

The largest contributor to the decrease in the yield on average earning assets for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, was a decline in the yield on net loans and leases of 74 basis points and 97 basis points respectively.  Total average investment securities increased 16.41% and 9.00% respectively, for the three and six month periods over one year ago.  Average mortgages held for sale increased 232.96% and 187.46% for the three and six month periods ended June 30, 2009, over comparable periods a year ago primarily due to an increase in refinance activity.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased 128.83% for the three month period ended June 30, 2009, from the same period a year ago and 194.14% for the six month period ended June 30, 2009, over one year ago as excess funds were invested.

Average interest-bearing deposits increased $162.70 million or 5.41% and $168.06 million or 5.59% respectively, for the second quarter of 2009 and first six months of 2009, over the same periods in 2008.  The effective rate paid on average interest-bearing deposits decreased 80 basis points to 2.10% for the second quarter 2009 compared to 2.90% for the second quarter 2008.  The effective rate paid on average interest-bearing deposits decreased 96 basis points to 2.17% for the first six months of 2009 compared to 3.13% for the first six months of 2008.  The decline in the average cost of interest-bearing deposits during the second quarter and first six months of 2009 as compared to the second quarter and first six months of 2008 was primarily the result of decreases in interest rates offered on deposit products due to decreases in market interest rates.

Average short-term borrowings decreased $171.90 million or 48.45% and $146.92 million or 42.32% respectively, for the second quarter of 2009 and the first six months of 2009, compared to the same periods in 2008.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements and lower Federal Home Loan Bank borrowings.  Interest paid on short-term borrowings decreased 139 basis points for the second quarter of 2009 and 177 basis points for the first six months of 2009 due to the interest rate decrease on adjustable rate borrowings.  Average subordinated notes decreased $2.55 million for the first six months of 2009, compared to the same period in 2008.  Average long-term debt decreased $14.89 million or 42.55% during the second quarter of 2009 as compared to the second quarter of 2008 and decreased $13.59 million or 39.33% during the first six months of 2009 as compared to the first six months of 2008.  The majority of the decrease in long-term debt consisted of Federal Home Loan Bank borrowings.

Average demand deposits increased $38.64 million and $37.29 million respectively, during the second quarter and first six months of 2009, compared to the same periods one year ago.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended June 30,						Six months ended June 30,
	2009			2008			2009			2008

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$641,698	$4,207	2.63%	$505,109	$5,945	4.73%	$605,601	$8,243	2.74%	$516,576	$12,392	4.82%
Tax exempt	208,408	2,441	4.70%	225,172	2,688	4.80%	208,846	4,902	4.73%	230,627	5,583	4.87%
Mortgages - held for sale	121,405	1,539	5.08%	36,462	537	5.92%	98,920	2,526	5.15%	34,412	1,021	5.97%
Net loans and leases	3,179,034	43,107	5.44%	3,253,147	49,959	6.18%	3,211,858	86,886	5.46%	3,215,371	102,867	6.43%
Other investments	81,179	264	1.30%	35,476	360	4.08%	105,254	597	1.14%	35,784	669	3.76%

Total Earning Assets	4,231,724	51,558	4.89%	4,055,366	59,489	5.90%	4,230,479	103,154	4.92%	4,032,770	122,532	6.11%

Cash and due from banks	55,921			88,565			59,711			92,071
Reserve for loan and lease losses	(86,529)			(68,407)			(84,168)			(67,621)
Other assets	324,641			314,399			324,991			318,610

Total	$4,525,757			$4,389,923			$4,531,013			$4,375,830

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,168,917	$16,596	2.10%	$3,006,221	$21,649	2.90%	$3,174,874	$34,202	2.17%	$3,006,812	$46,769	3.13%
Short-term borrowings	182,982	295	0.65%	354,971	1,798	2.04%	200,208	644	0.65%	347,126	4,179	2.42%
Subordinated notes	89,692	1,647	7.37%	89,692	1,647	7.39%	89,692	3,294	7.41%	92,241	3,419	7.45%
Long-term debt and
mandatorily redeemable securities	20,105	179	3.57%	34,993	361	4.15%	20,956	531	5.11%	34,541	915	5.33%

Total Interest-Bearing Liabilities	3,461,696	18,717	2.17%	3,485,877	25,455	2.94%	3,485,730	38,671	2.24%	3,480,720	55,282	3.19%
Noninterest-bearing deposits	422,398			383,756			414,331			377,038
Other liabilities	69,833			74,781			73,205			75,443
Shareholders' equity	571,830			445,509			557,747			442,629

Total	$4,525,757			$4,389,923			$4,531,013			$4,375,830

Net Interest Income		$32,841			$34,034			$64,482			$67,250

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.11%			3.38%			3.07%			3.35%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and six month periods ended June 30, 2009, was $8.49 million and $16.27 million respectively, compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2008, of $4.49 million and $6.03 million respectively.  Net charge-offs of $9.72 million were recorded for the second quarter 2009, compared to $0.22 million for the same quarter a year ago.  Year-to-date net charge-offs of $12.92 million have been recorded in 2009, compared to $0.94 million through June 2008.

On June 30, 2009, 30 day and over loan and lease delinquencies were 2.20% as compared to 0.37% on June 30, 2008.  The change in delinquencies was primarily in aircraft loans, auto and light truck loans, commercial loans and construction equipment financing.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.64% as compared to 2.16% one year ago and 2.42% at December 31, 2008.  A summary of loan and lease loss experience during the three and six month periods ended June 30, 2009 and 2008 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Reserve for loan and lease losses - beginning balance	$84,357	$67,428	$79,776	$66,602
Charge-offs	(10,778)	(1,333)	(15,455)	(2,915)
Recoveries	1,058	1,110	2,531	1,979
Net (charge-offs)/recoveries	(9,720)	(223)	(12,924)	(936)

Provision for loan and lease losses	8,487	4,493	16,272	6,032

Reserve for loan and lease losses - ending balance	$83,124	$71,698	$83,124	$71,698

Loans and leases outstanding at end of period	$3,154,416	$3,313,642	$3,154,416	$3,313,642
Average loans and leases outstanding during period	3,179,034	3,253,147	3,211,858	3,215,371

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.64%	2.16%	2.64%	2.16%
Ratio of net charge-offs/(recoveries) during period to
average loans and leases outstanding	1.23%	0.03%	0.81%	0.06%

NONPERFORMING ASSETS

   Nonperforming assets were as follows:

(Dollars in thousands)
	June 30,	December 31,	June 30,
	2009	2008	2008

Loans and leases past due 90 days or more	$ 621	$ 1,022	$ 929
Nonaccrual and restructured loans and leases	67,983	36,555	20,807
Other real estate	1,790	1,381	1,079
Former bank premises held for sale	3,095	3,356	4,181
Repossessions	6,960	1,669	1,091
Equipment owned under operating leases	269	185	57

Total nonperforming assets	$ 80,718	$ 44,168	$ 28,144

Nonperforming assets totaled $80.72 million at June 30, 2009, an increase of 82.75% from the $44.17 million reported at December 31, 2008, and a 186.80% increase from the $28.14 million reported at June 30, 2008.  The increase during the first six months of 2009 compared to the same period in 2008 and compared to December 31, 2008 was primarily related to nonaccrual and restructured loans and leases and repossessions.  The increase in nonaccrual and restructured loans and leases was spread among the various loan portfolios.  The increase in repossessions related to aircraft.  Nonperforming assets as a percentage of total loans and leases were 2.48% at June 30, 2009, 1.30% at December 31, 2008, and 0.83% at June 30, 2008.

Repossessions consisted mainly of aircraft and construction equipment at June 30, 2009.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of June 30, 2009

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$593,914	$7,583	$47	$5,918
Auto, light truck and environmental equipment	338,774	6,502	303	1,350
Medium and heavy duty truck	225,345	12,387	2	2,219
Aircraft financing	619,797	5,125	5,528	1,723
Construction equipment financing	345,928	2,895	1,066	535
Loans secured by real estate	910,728	33,327	1,790	536
Consumer loans	119,930	164	14	1,086

Total	$3,154,416	$67,983	$8,750	$13,367

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

Noninterest income for the three month period ended June 30, 2009 and 2008 was $22.71 million and $20.37 million, respectively.  Noninterest income for the six month period ended June 30, 2009 and 2008 was $43.25 million and $41.39 million, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Noninterest income:
Trust fees	$3,887	$4,954	$7,691	$9,216
Service charges on deposit accounts	5,219	5,764	9,965	10,872
Mortgage banking income	3,339	1,417	5,909	2,534
Insurance commissions	1,076	1,092	2,592	3,038
Equipment rental income	6,402	5,760	12,549	11,509
Other income	2,356	2,446	4,591	4,668
Investment securities and other investment gains (losses)	426	(1,066)	(43)	(443)

Total noninterest income	$22,705	$20,367	$43,254	$41,394

Noninterest income decreased in all categories for the second quarter and year-to-date 2009 as compared to the same periods in 2008 except mortgage banking income, equipment rental income and investment gains (losses).  Trust fees decreased $1.07 million, or 21.54%, during the second quarter of 2009 as compared to the second quarter of 2008, and $1.53 million or 16.55% for the first six months of 2009 as compared to the first six months of 2008.  This decrease was primarily due to a reduction in our investment advisory management fees received from the 1st Source Monogram Funds due to the sale of assets of 1st Source Investment Advisors related to the management of such funds in December 2008.  The reduction in investment advisory management fees is partially offset by earnout fees on the sale which are reflected in other income.  Service charges on deposit accounts decreased $0.55 million or 9.46% and $0.91 million or 8.34% during the first three and six months of 2009, respectively as compared to the same periods in 2008.  The decline in service charges on deposit accounts reflects a lower volume of fee income on overdraft and nonsufficient fund transactions.

Mortgage banking income increased $1.92 million, or 135.64%, in the second quarter of 2009 as compared to the second quarter of 2008.  The second quarter increase was due to recoveries of mortgage servicing rights impairment charges and underwriting fees.  Mortgage banking income increased $3.38 million or 133.19% for the six months ended June 30, 2009 over the same period one year ago.  This increase was due to recoveries of mortgage servicing rights impairment charges, gains on the sales of mortgage loans, and underwriting fees.  Insurance commissions decreased $0.45 million, or 14.68% during the first six months of 2009 as compared to the first six months of 2008, mainly due to lower premiums as a result of market conditions and a reduction in customer accounts.  Equipment rental income generated from operating leases increased during the first three and six months of 2009 as compared to the first three and six months of 2008 due to an increase in the operating lease portfolio from one year ago.

Other income decreased slightly for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008, mainly due to a reduction in fees generated from customer-related interest rate swaps and in credit card merchant fees which were offset by earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds in December 2008.  The increase in investment securities and other investments (losses) gains was due to partnership gains and a reduction in other than temporary impairment of securities in the three and six months ended June 30, 2009 as compared to the same periods one year ago.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended June 30, 2009 and 2008 was $37.35 million and $38.40 million, respectively. Noninterest expense for the six month periods ended June 30, 2009 and 2008 was $75.99 million and $76.30 million, respectively.  Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Noninterest expense:
Salaries and employee benefits	$16,829	$19,065	$36,915	$39,699
Net occupancy expense	2,273	2,481	4,874	4,957
Furniture and equipment expense	3,765	3,883	7,246	7,861
Depreciation - leased equipment	5,088	4,609	10,044	9,225
Professional fees	815	2,522	1,877	3,680
Supplies and communication	1,428	1,682	2,995	3,351
Business development and marketing expense	794	1,000	1,279	1,643
Intangible asset amortization	341	350	682	701
Loan and lease collection and repossession expense	1,070	269	1,629	802
FDIC and other insurance	3,719	334	5,269	683
Other expense	1,227	2,200	3,179	3,694

Total noninterest expense	$37,349	$38,395	$75,989	$76,296

During the second quarter of 2009, salaries and employee benefits decreased $2.24 million or 11.73% compared to the second quarter of 2008.  For the first six months of 2009, salaries and employee benefits decreased $2.78 million or 7.01% compared to the first six months of 2008.  This decrease was due to a reversal of post retirement benefit obligations and lower executive incentive provisions, offset by lower deferred salary expense.  Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  Net occupancy, furniture and equipment, supplies and communication, business development and marketing, and intangible asset amortization all decreased slightly in 2009 over the same periods in 2008.

Professional fees decreased $1.71 million or 67.68% and $1.80 million or 48.99% for the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 30, 2008, respectively.  The decrease in professional fees in 2009 is the result of higher fees in 2008 due to a May 2008 systems security breach.  Loan and lease collection and repossession expense increased for the second quarter and first six months of 2009 as compared to the same periods in 2008 due to increased collection and repossession activity.

Insurance expense increased $3.39 million for the second quarter 2009 compared to the same period a year earlier, and $4.59 million for the first six months of 2009 compared to the same period a year earlier due to higher Federal Deposit Insurance Corporation (FDIC) insurance premiums and a special FDIC insurance assessment of 5 basis points of assets minus tier 1 capital as of June 30, 2009.  Other expense decreased $0.97 million or 44.23% and $0.52 million or 13.94% for the three and six months ended June 30, 2009 over the same periods one year ago.

INCOME TAXES

The provision for income taxes for the three and six month periods ended June 30, 2009 was $2.50 million and $1.09 million respectively, compared to $3.36 million and $7.89 million for the same periods in 2008.  The effective tax rates were 28.46% and 31.67% for the second quarters ended June 30, 2009 and 2008, respectively, and 8.02% and 32.21% for the six months ended June 30, 2009 and 2008, respectively.  The provision for income taxes for the six months ended June 30, 2009 included a one time benefit of $2.60 million which resulted in the lower effective tax rate for the six months ended June 30, 2009.  This benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2008.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2008.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
April 01 - 30, 2009	-	-	-	1,447,448
May 01 - 31, 2009	13,483	17.14	13,483	1,433,965
June 01 - 30, 2009	-	-	-	1,433,965

(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.
Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.
Since the inception of the plan, 1st Source has repurchased a total of 566,035 shares.

 ITEM 3. Defaults Upon Senior Securities.

None

 ITEM 4. Submission of Matters to a Vote of Security Holders.

The following actions were taken by the shareholders of 1st Source at the annual shareholders’ meeting held April 23, 2009:

1.      Election of Directors

The directors named below were elected to the board of directors, as follows:

Term Expiring in April 2011:

Nominee                      Votes For                                Votes Withheld
Terry L. Gerber                                                                           21,533,262                                           259,813

Terms Expiring in April 2012:

Nominee                      Votes For                                Votes Withheld
William P. Johnson                                                                    21,566,772                                           226,303
Craig A. Kapson                                                                        21,604,349                                           188,726
John T. Phair                                                                               21,648,908                                           144,167
Mark D. Schwabero                                                                   21,437,502                                           355,573

In addition, the following directors continued in office after the 2009 annual meeting:

Terms Expiring in April 2010:                                                                                               Terms Expiring in April 2011:

Daniel B. Fitzpatrick                                                                                                                     Lawrence E. Hiler
Wellington D. Jones III                                                                                                               Rex Martin
Dane A. Miller                                                                                                                            Christopher J. Murphy III
                                                                Timothy K. Ozark

2.	Reapproval of 1998 Performance Compensation Plan Material Terms

1st Source has a 1998 Performance Compensation Plan (Plan) previously approved by the shareholders.  The purpose of the Plan is to promote the interests of 1st Source and its shareholders through the attraction and retention of executive officers and other key employees (Employees), to motivate the Employees using performance-related incentives linked to performance goals, and to enable the Employees to share in the growth and success of 1st Source.  The Plan was resubmitted to shareholders to help ensure deductibility of payments under the Plan for federal income tax purposes.

Votes For                            Votes Against                 Votes Abstain                   Broker Non-Vote
21,185,366                           496,990                                110,713                                0

3.	Advisory Vote on Executive Compensation

The American Recovery and Reinvestment Act of 2009 (AARA), which was enacted on February 17, 2009, contains a requirement that financial institutions, like 1st Source, that issued preferred stock and warrants to the U.S. Treasury Department under the TARP Capital Purchase Program permit a separate, non-binding shareholder vote to approve the compensation of the financial institution’s executive officers.  The SEC has issued guidance that requires participants in the TARP Capital Purchase Program to submit to shareholders annually for their non-binding approval the executive compensation arrangements.

Votes For                           Votes Against                   Votes Abstain                  Broker Non-Vote
19,182,551                           529,967                                83,857                                1,996,700

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

                                                                                                                                           1st Source Corporation

DATE:   July 30, 2009                                                                                      /s/CHRISTOPHER J. MURPHY III
                       Christopher J. Murphy III
                       Chairman of the Board, President and CEO

DATE:   July 30, 2009                                                                                      /s/LARRY E. LENTYCH
                                           Larry E. Lentych
                       Treasurer and Chief Financial Officer
                       Principal Accounting Officer