Form 10-Q
period 2009-09-30
1ST SOURCE CORP
filed 2009-10-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                                                              Accelerated filer  ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐                    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Number of shares of common stock outstanding as of October 16, 2009 – 24,141,456 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands, except share amounts)
	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$56,408	$119,771
Federal funds sold and
interest bearing deposits with other banks	65,307	6,951
Investment securities available-for-sale
(amortized cost of $871,266 and $715,380
at September 30, 2009 and December 31, 2008, respectively)	886,777	724,754
Other investments	21,012	18,612
Trading account securities	117	100
Mortgages held for sale	39,364	46,686
Loans and leases - net of unearned discount
Commercial and agricultural loans	567,476	643,440
Auto, light truck and environmental equipment	313,808	353,838
Medium and heavy duty truck	219,762	243,375
Aircraft financing	633,552	632,121
Construction equipment financing	326,858	375,983
Loans secured by real estate	917,754	918,749
Consumer loans	114,820	130,706
Total loans and leases	3,094,030	3,298,212
Reserve for loan and lease losses	(85,504)	(79,776)
Net loans and leases	3,008,526	3,218,436
Equipment owned under operating leases, net	91,538	83,062
Net premises and equipment	38,552	40,491
Goodwill and intangible assets	90,669	91,691
Accrued income and other assets	114,890	113,620
Total assets	$4,413,160	$4,464,174

LIABILITIES
Deposits:
Noninterest bearing	$425,742	$416,960
Interest bearing	3,060,972	3,097,582
Total deposits	3,486,714	3,514,542
Federal funds purchased and securities
sold under agreements to repurchase	129,707	272,529
Other short-term borrowings	25,272	23,646
Long-term debt and mandatorily redeemable securities	20,046	29,832
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	87,399	80,269
Total liabilities	3,838,830	4,010,510

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued 111,000 at September 30, 2009
and none at December 31, 2008	104,612	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,894,879 at September 30, 2009 and 25,895,505 at December 31, 2008, less unearned shares
(251,373 at September 30, 2009 and 251,999 at December 31, 2008)	350,266	342,982
Retained earnings	141,758	136,877
Cost of common stock in treasury (1,502,050 shares at September 30, 2009, and
1,532,576 shares at December 31, 2008)	(31,943)	(32,019)
Accumulated other comprehensive income	9,637	5,824
Total shareholders' equity	574,330	453,664
Total liabilities and shareholders' equity	$4,413,160	$4,464,174

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans and leases	$43,436	$50,979	$132,507	$154,590
Investment securities, taxable	4,357	4,896	12,600	17,288
Investment securities, tax-exempt	1,651	1,873	5,046	5,904
Other	297	317	894	986
Total interest income	49,741	58,065	151,047	178,768

Interest expense:
Deposits	15,460	20,347	49,662	67,116
Short-term borrowings	265	2,255	909	6,434
Subordinated notes	1,648	1,648	4,942	5,067
Long-term debt and mandatorily redeemable securities	322	418	853	1,333
Total interest expense	17,695	24,668	56,366	79,950

Net interest income	32,046	33,397	94,681	98,818
Provision for loan and lease losses	6,469	3,571	22,741	9,603
Net interest income after provision for
loan and lease losses	25,577	29,826	71,940	89,215

Noninterest income:
Trust fees	3,782	4,939	11,473	14,155
Service charges on deposit accounts	5,402	5,761	15,367	16,633
Mortgage banking income	965	959	6,874	3,493
Insurance commissions	1,022	1,084	3,614	4,122
Equipment rental income	6,347	6,285	18,896	17,794
Other income	2,022	2,168	6,613	6,836
Investment securities and other investment gains (losses)	716	(8,816)	673	(9,259)
Total noninterest income	20,256	12,380	63,510	53,774

Noninterest expense:
Salaries and employee benefits	18,425	19,297	55,340	58,996
Net occupancy expense	2,221	2,332	7,095	7,289
Furniture and equipment expense	3,241	3,694	10,487	11,555
Depreciation - leased equipment	5,021	5,041	15,065	14,266
Professional fees	1,020	2,773	2,897	6,453
Supplies and communication	1,473	1,812	4,468	5,163
FDIC and other insurance	1,582	713	6,851	1,396
Other expense	3,587	2,655	10,356	9,495
Total noninterest expense	36,570	38,317	112,559	114,613

Income before income taxes	9,263	3,889	22,891	28,376
Income tax expense (benefit)	2,530	(583)	3,624	7,305

Net income	6,733	4,472	19,267	21,071
Preferred stock dividends and discount accretion	(1,701)	-	(4,710)	-
Net income available to common shareholders	$5,032	$4,472	$14,557	$21,071

Per common share
Basic net income per common share	$0.21	$0.19	$0.60	$0.87
Diluted net income per common share	$0.21	$0.18	$0.60	$0.86
Dividends	$0.15	$0.14	$0.43	$0.42
Basic weighted average common shares outstanding	24,164,884	24,109,960	24,166,887	24,104,015
Diluted weighted average common shares outstanding	24,212,042	24,381,657	24,215,542	24,374,811

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

						Net
						Unrealized
						Appreciation
					Cost of	(Depreciation)
					Common	of Securities
		Preferred	Common	Retained	Stock	Available-
	Total	Stock	Stock	Earnings	in Treasury	For-Sale
Balance at January 1, 2008	$430,504	$-	$342,840	$117,373	$(32,231)	$2,522
Comprehensive Income, net of tax:
Net Income	21,071	-	-	21,071	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(900)	-	-	-	-	(900)
Total Comprehensive Income	20,171	-	-	-	-	-
Issuance of 18,820 common shares
under stock based compensation awards,
including related tax effects	342	-	-	130	212	-
Stock-based compensation	139	-	139
Common stock dividend ($0.42 per share)	(10,146)	-	-	(10,146)	-	-
Balance at September 30, 2008	$441,010	$-	$342,979	$128,428	$(32,019)	$1,622

Balance at January 1, 2009	$453,664	$-	$342,982	$136,877	$(32,019)	$5,824
Comprehensive Income, net of tax:
Net Income	19,267	-	-	19,267	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	3,813	-	-	-	-	3,813
Total Comprehensive Income	23,080	-	-	-	-	-
Issuance of 83,402 common shares
under stock based compensation awards,
including related tax effects	1,663	-	-	725	938	-
Cost of 52,876 shares of common
stock acquired for treasury	(862)	-	-	-	(862)	-
Issuance of preferred stock	103,725	103,725	-		-	-
Preferred stock discount accretion	-	887	-	(887)	-	-
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend paid and/or accrued	(3,823)	-	-	(3,823)	-	-
Common stock dividend ($0.43 per share)	(10,401)	-	-	(10,401)	-	-
Stock based compensation	9	-	9	-	-	-
Balance at September 30, 2009	$574,330	$104,612	$350,266	$141,758	$(31,943)	$9,637

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$19,267	$21,071
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan and lease losses	22,741	9,603
Depreciation of premises and equipment	3,515	4,088
Depreciation of equipment owned and leased to others	15,065	14,266
Amortization of investment security premiums
and accretion of discounts, net	4,477	1,328
Amortization of mortgage servicing rights	2,517	2,234
Mortgage servicing asset impairment (recovery) charges	(1,793)	56
Deferred income taxes	3,460	(11,558)
Realized investment securities (gains) losses	(673)	9,259
Originations/purchases of loans held for sale, net of principal collected	(512,286)	(300,404)
Proceeds from the sales of loans held for sale	522,780	288,878
Net gain on sale of loans held for sale	(3,170)	(1,253)
Change in trading account securities	(17)	-
Change in interest receivable	1,352	438
Change in interest payable	2,173	(5,853)
Change in other assets	(8,109)	1,984
Change in other liabilities	4,249	2,539
Other	754	2,988
Net change in operating activities	76,302	39,664

Investing activities:
Proceeds from sales of investment securities	147,658	8,237
Proceeds from maturities of investment securities	323,295	390,303
Purchases of investment securities	(630,642)	(289,498)
Net change in short-term investments	(60,757)	(36,948)
Loans sold or participated to others	13,482	-
Net change in loans and leases	173,687	(124,021)
Net change in equipment owned under operating leases	(23,541)	(19,712)
Purchases of premises and equipment	(1,772)	(2,403)
Net change in investing activities	(58,590)	(74,042)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	74,639	(96,857)
Net change in certificates of deposit	(102,468)	(22,394)
Net change in short-term borrowings	(141,197)	96,832
Proceeds from issuance of long-term debt	240	10,024
Payments on subordinated notes	-	(10,310)
Payments on long-term debt	(10,392)	(10,371)
Net proceeds from issuance of treasury stock	1,663	341
Acquisition of treasury stock	(862)	-
Proceeds from issuance of preferred stock & common stock warrants	111,000	-
Cash dividends	(13,698)	(10,320)
Net change in financing activities	(81,075)	(43,055)

Net change in cash and cash equivalents	(63,363)	(77,433)

Cash and cash equivalents, beginning of year	119,771	153,137

Cash and cash equivalents, end of period	$56,408	$75,704

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

Note 3.              Recent Accounting Pronouncements

Investments in Certain Entities that Calculate Net Asset Value per Share:  In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”.  This ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date.  The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

FASB Accounting Standards Codification™ (ASC or Codification):  In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  We have made the appropriate changes to GAAP references in our financial statements.

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

Subsequent Events:  In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009.  We adopted the provisions of ASC 855 and this change is reflected in Note 10 - Subsequent Events.

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  We adopted the provisions of ASC 825 on April 1, 2009 and the impact on our disclosures is more fully discussed in Note 9 – Fair Value.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 320 on April 1, 2009.  Details related to the adoption of ASC 320 and the impact on our disclosures are more fully discussed in Note 4 – Investment Securities.  The provisions of ASC 320 did not have an impact on our financial condition and results of operations.

FASB Clarifies Application of Fair Value Accounting:  In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 820 on April 1, 2009.  The provisions of ASC 820 did not have a material impact on our financial condition and results of operations.

Earnings Per Share (EPS):  In June 2008, the FASB issued ASC 260 (formerly FSP EITF 03-6-1), “Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.”  ASC 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  ASC 260 also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method.  ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260.  The provisions of ASC 260 did not have a material impact on our EPS calculation.

Disclosures About Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued ASC 815 (formerly Statement No. 161), “Disclosures About Derivative Instruments and Hedging Activities”.  ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 is effective for fiscal years beginning after November 15, 2008.  We adopted the provisions of ASC 815 on January 1, 2009.  The required disclosures are included in Note 6– Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions.

Noncontrolling Interests in Consolidated Financial Statements:  In December 2007, the FASB issued ASC 810 (formerly Statement No. 160), “Noncontrolling Interests in Consolidated Financial Statements.  ASC 810 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted the provisions of ASC 810 on January 1, 2009.  The provisions of ASC 810 did not have an impact on our financial condition and results of operations.

Business Combinations:  In December 2007, the FASB issued ASC 805 (formerly Statement  No. 141R), “Business Combinations”.  ASC 805 broadens the guidance and , extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008.  In April 2009, the FASB amended the guidance in ASC 805 and is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of ASC 805 will only impact us if we are party to a business combination closing on or after January 1, 2009.

Note 4.              Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009
U.S. Treasury and Federal agencies securities	$393,345	$2,055	$(20)	$395,380
U.S. State and political subdivisions securities	202,265	7,396	(2,034)	207,627
Mortgage-backed securities - Federal agencies	254,715	6,797	(934)	260,578
Corporate debt securities	18,978	200	-	19,178
Foreign government securities	675	-	-	675
Total debt securities	869,978	16,448	(2,988)	883,438
Marketable equity securities	1,288	2,076	(25)	3,339
Total investment securities available-for-sale	$871,266	$18,524	$(3,013)	$886,777

December 31, 2008
U.S. Treasury and Federal agencies securities	$293,461	$2,892	$(2)	$296,351
U.S. State and political subdivisions securities	198,640	3,995	(1,686)	200,949
Mortgage-backed securities - Federal agencies	207,954	3,553	(1,499)	210,008
Corporate debt securities	10,000	50	-	10,050
Foreign government and other securities	929	-	-	929
Total debt securities	710,984	10,490	(3,187)	718,287
Marketable equity securities	4,396	2,092	(21)	6,467
Total investment securities available-for-sale	$715,380	$12,582	$(3,208)	$724,754

    The contractual maturities of debt securities available-for-sale at September 30, 2009, are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$120,555	$120,914
Due after one year through five years	334,454	339,827
Due after five years through ten years	141,996	145,527
Due after ten years	18,258	16,592
Mortgage backed securities	254,715	260,578
Total debt securities available-for-sale	$869,978	$883,438

    At September 30, 2009, the mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government.

   The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  The gross gains in the third quarter of 2009 reflect gains on the sale of our remaining FHLMC preferred stock.  The gross losses in the third quarter and year-to-date 2008 reflect other-than-temporary impairment (“OTTI”) writedowns of $9.00 million and $10.26 million, respectively, on FNMA, FHLMC and other corporate preferred stock.  There have been no OTTI writedowns in 2009.  There were net gains of $27 thousand and $0 recorded on $0.12 million and $0.10 million in trading securities outstanding at September 30, 2009, and December 31, 2008, respectively.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross realized gains	$356	$-	$1,010	$826
Gross realized losses	-	(8,999)	(707)	(10,456)
Net realized gains (losses)	$356	$(8,999)	$303	$(9,630)

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
U.S. Treasury and Federal agencies securities	$30,166	$(20)	$-	$-	$30,166	$(20)
U.S. State and political subdivisions securities	1,717	(29)	17,121	(2,005)	18,838	(2,034)
Mortgage-backed securities - Federal agencies	31,140	(324)	30,388	(610)	61,528	(934)
Total debt securities	63,023	(373)	47,509	(2,615)	110,532	(2,988)
Marketable equity securities	2	(1)	5	(24)	7	(25)
Total investment securities available-for-sale	$63,025	$(374)	$47,514	$(2,639)	$110,539	$(3,013)

December 31, 2008
U.S. Treasury and Federal agencies securities	$19,998	$(2)	$-	$-	$19,998	$(2)
U.S. State and political subdivisions securities	29,594	(1,686)	-	-	29,594	(1,686)
Mortgage-backed securities - Federal agencies	14,840	(229)	34,721	(1,270)	49,561	(1,499)
Foreign government and other securities	493	(1)	-	-	493	(1)
Total debt securities	64,925	(1,918)	34,721	(1,270)	99,646	(3,188)
Marketable equity securities	11	(18)	2	(2)	13	(20)
Total investment securities available-for-sale	$64,936	$(1,936)	$34,723	$(1,272)	$99,659	$(3,208)

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

At September 30, 2009, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on adjustable rate coupon securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2009, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Note 5.              Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans and leases (classified loans and leases and internal watch list credits) without specific reserves, formula reserves for each business lending division portfolio, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

Fair values of derivative instruments as of September 30, 2009:

(Dollars in thousands)		Asset derivatives		Liability derivatives
	Notional or	Balance		Balance
	contractual	sheet	Fair	sheet	Fair
	amount	location	value	location	value

Derivatives not designated as
hedging instruments

Interest rate swap contracts	$436,801	Other assets	$16,507	Other liabilities	$16,900
Loan commitments	51,421	Mortgages held for sale	305	N/A	-
Forward contracts	55,119	N/A	-	Mortgages held for sale	671
Total			$16,812		$17,571

        We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $45.89 million and $82.18 million at September 30, 2009, and December 31, 2008, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

Note 7.              Stock-Based Compensation

As of September 30, 2009, we had five stock-based employee compensation plans, which are more fully described in Note L of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2009 and 2008 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the third quarter of 2009 (September 30, 2009)

and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $9 thousand and $12 thousand, net of tax, for the nine months ended September 30, 2009 and 2008, respectively.

	September 30, 2009
			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, beginning of year	80,948	$18.51
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding, September 30, 2009	80,948	$18.51	2.09	$94

Vested and expected to vest at September 30, 2009	80,948	$18.51	2.09	$94
Exercisable at September 30, 2009	75,448	$18.99	1.98	$70

No options were granted during the nine months ended September 30, 2009.

As of September 30, 2009, there was $2.41 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.46 years.

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	2.99	$13.38	24,008	$13.69
$18.00 to $26.99	45,885	1.51	20.55	45,885	20.55
$27.00 to $29.46	5,555	2.06	28.95	5,555	28.95

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 8.              Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.19 million at September 30, 2009 and $4.19 million at December 31, 2008.  Interest and penalties were recognized through the income tax provision.  For the nine months ending September 30, 2009 and the twelve months ending December 31, 2008, we recognized approximately ($0.76) million and $0.14 million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.52 million and $1.27 million were accrued at September 30, 2009 and December 31, 2008, respectively.

Tax years that remain open and subject to audit include the federal 2006-2008 years and the Indiana 2005-2008 years.  Additionally, during the first quarter of 2009 we reached a resolution of audit examinations for the 2002-2007 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $4.80 million that affected the effective tax rate and increased earnings in the amount of $2.60 million.  We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 9.              Fair Value

As of January 1, 2008, we adopted “Fair Value Measurements” and “Fair Value Option for Financial Assets and Financial Liabilities”.  Fair Value Measurements does not change existing guidance as to whether or not an asset or liability is carried at fair value.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair Value Option for Financial Assets and Financial Liabilities generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set forth in the standard.

We also deferred until January 1, 2009 the application of Fair Value Measurements to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  Items affected by this deferral included goodwill, repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measurements.

We elected to adopt Fair Value Option for Financial Assets and Financial Liabilities for mortgages held for sale (MHFS) at fair value prospectively for new MHFS originations starting on January 1, 2008.  We believe the fair value election for MHFS (which are now hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  There was no transition adjustment required upon adoption because we continued to account for MHFS originated prior to January 1, 2008 at the lower of cost or fair value.  At September 30, 2009, all MHFS are carried at fair value.

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

The table below presents the balance of assets and liabilities at September 30, 2009 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale:
U.S. Treasury and Federal agencies securities	$46,216	$349,164	$-	395,380
U.S. State and political subdivisions securities	-	180,022	27,605	207,627
Mortgage-backed securities - Federal agencies	-	260,578	-	260,578
Corporate debt securities	-	19,178	-	19,178
Foreign government securities	-	-	675	675
Total debt securities	46,216	808,942	28,280	883,438
Marketable equity securities	3,330	-	9	3,339
Total investment securities available for sale	49,546	808,942	28,289	886,777
Trading account securities	117	-	-	117
Mortgages held for sale	-	39,364	-	39,364
Accrued income and other assets (Interest rate swap agreements)	-	16,507	-	16,507
Total	$49,663	$864,813	$28,289	$942,765

Liabilities:				-
Accrued expenses and other liabilities (Interest rate swap agreements)	$-	$16,900	$-	$16,900
Total	$-	$16,900	$-	$16,900

         The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quarter ended
(Dollars in thousands)	September 30, 2009
	U.S. State and political subdivisions securities	Foreign government securities	Marketable equity securities	Investment securities available for sale
Beginning balance July 1, 2009	$28,725	$775	$9	$29,509
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	147	-	-	147
Purchases and issuances	8	-	-	8
Settlements	-	-	-	-
Expirations	(1,275)	(100)	-	(1,375)
Transfers in and/or out of Level 3	-	-	-	-
Ending balance September 30, 2009	$27,605	$675	$9	$28,289

         There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2009.

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.   These other financial assets include loans measured for impairment, venture capital partnership investments, mortgage servicing rights, goodwill, repossessions and other real estate.

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

        Mortgage servicing rights (MSRs) and related adjustments to fair value result from application of lower-of-cost-or-fair value accounting.  Fair value measurements for mortgage servicing rights are derived based on a variety of inputs including prepayment speeds, discount rates, scheduled servicing cash flows, delinquency rates and other assumptions.  MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of our servicing portfolio may differ from those of any servicing portfolios that do trade.  Goodwill is reviewed for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount.  Goodwill is allocated into two reporting units.  Fair value for each reporting unit is estimated using stock price multiples or revenue multiples.  We do not believe there is a reasonable possibility that either of our reporting units are at risk of failing a future Step 1 impairment test.  Other real estate (ORE) is based on the fair value of the underlying collateral less expected selling costs.  Collateral values are estimated primarily using appraisals and reflect a market value approach.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2009:  impaired loans - $3.33 million; venture capital partnership investments - $(0.33) million; mortgage servicing rights - $(0.29) million; goodwill - $0.00 million; repossessions - $0.11 million, and other real estate - $0.00 million.

For assets measured at fair value on a nonrecurring basis on hand at September 30, 2009, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$72,595	$72,595
Accrued income and other assets (venture capital partnership investments)	-	-	2,764	2,764
Accrued income and other assets (mortgage servicing rights)	-	-	9,165	9,165
Goodwill and intangible assets (goodwill)	-	83,329	-	83,329
Accrued income and other assets (repossessions)	-	-	5,672	5,672
Accrued income and other assets (other real estate)	-	-	7,169	7,169
	$-	$83,329	$97,365	$180,694

The following table reflects the differences between the carrying amount of mortgages held for sale carried at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on September 30, 2009:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$ 39,364	$ 38,634	$ 730 (1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

(1) The excess of fair value carrying amount over unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans included in mortgage banking income.

The fair values of our financial instruments as of September 30, 2009, and December 31, 2008, are summarized in the table below.

	September 30, 2009		December 31, 2008
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$56,408	$56,408	$119,771	$119,771
Federal funds sold and interest bearing deposits with other banks	65,307	65,307	6,951	6,951
Investment securities, available-for-sale	886,777	886,777	724,754	724,754
Other investments and trading account securities	21,129	21,129	18,712	18,712
Mortgages held for sale	39,364	39,364	46,686	46,686
Loans and leases, net of reserve for loan and lease losses	3,008,526	3,046,714	3,218,436	3,239,567
Cash surrender value of life insurance policies	39,836	39,836	38,837	38,837
Mortgage servicing rights	9,165	9,648	4,635	4,715
Interest rate swaps	16,507	16,507	22,663	22,663
Liabilities:
Deposits	$3,486,714	$3,528,917	$3,514,542	$3,486,609
Short-term borrowings	154,979	154,979	296,175	296,175
Long-term debt and mandatorily redeemable securities	20,046	20,071	29,832	29,674
Subordinated notes	89,692	74,236	89,692	73,972
Interest rate swaps	16,900	16,900	23,003	23,003
Off-balance-sheet instruments *	-	276	-	297
* Represents estimated cash outflows required to currently settle the obligations at current market rates.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.  The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents and cash surrender value of life insurance policies.  The methodologies for other financial assets and financial liabilities are discussed below:

Loans and Leases — For variable rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of loans and leases are estimated using discounted cash flow analyses which use interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality (except as noted in the following sentence).  As of December 31, 2008, the fair values for certain real estate loans (e.g., one-to-four family residential mortgage loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.

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

Off-Balance-Sheet Instruments — Contract and fair values for certain of our off-balance-sheet financial instruments (guarantees) are estimated based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

Note 10.                      Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or October 22, 2009.  We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of September 30, 2009, as compared to December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2008 Annual Report.

FINANCIAL CONDITION

Our total assets at September 30, 2009, were $4.41 billion, a decrease of $51.01 million or 1.14% from December 31, 2008.  Total loans and leases were $3.09 billion, a decrease of $204.18 million or 6.19% from December 31, 2008.  Mortgages held for sale were $39.36 million, a decrease of $7.32 million or 15.68% from December 31, 2008.  Total investment securities, available for sale were $886.78 million which represented an increase of $162.02 million or 22.36% and total deposits were $3.49 billion, a decrease of $27.83 million or 0.79% over the comparable figures at the end of 2008.

Nonperforming assets at September 30, 2009, were $94.40 million, which was an increase of $50.23 million or 113.73% from the $44.17 million reported at December 31, 2008.  At September 30, 2009, nonperforming assets were 2.95% of net loans and leases compared to 1.30% at December 31, 2008.

Accrued income and other assets were as follows:

(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
Accrued income and other assets:
Bank owned life insurance cash surrender value	$39,836	$38,837
Accrued interest receivable	16,558	17,910
Mortgage servicing assets	9,165	4,635
Other real estate	4,074	1,381
Former bank premises held for sale	3,095	3,356
Repossessions	5,672	1,669
All other assets	36,490	45,832
Total accrued income and other assets	$114,890	$113,620

CAPITAL

As of September 30, 2009, total shareholders' equity was $574.33 million, up $120.67 million or 26.60% from the $453.66 million at December 31, 2008.  In addition to net income of $19.27 million, other significant changes in shareholders’ equity during the first nine months of 2009 included $111.00 million from the issuance of preferred stock and common stock warrants to the Treasury as part of the Treasury’s Capital Purchase Program and $14.22 million of dividends paid and/or accrued.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $9.64 million at September 30, 2009, compared to $5.82 million at December 31, 2008.  The increase in accumulated other comprehensive income/(loss) during 2009 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 13.01% as of September 30, 2009, compared to 10.16% at December 31, 2008.  Book value per common share rose to $19.46 at September 30, 2009, up from $18.82 at December 31, 2008.

We declared and paid dividends per common share of $0.15 during the third quarter of 2009.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 53.15%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Corporation’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2009, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (To Risk-Weighted Assets):
1st Source Corporation	$605,775	17.43%	$278,089	8.00%	$347,611	10.00%
1st Source Bank	570,560	16.48	276,909	8.00	346,137	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	560,881	16.14	139,045	4.00	208,567	6.00
1st Source Bank	526,753	15.22	138,455	4.00	207,682	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	560,881	12.82	174,990	4.00	218,738	5.00
1st Source Bank	526,753	12.10	174,140	4.00	217,675	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, Federal Reserve Bank borrowings, and the capability to package loans for sale.  Our loan to asset ratio was 70.11% at September 30, 2009 compared to 73.88% at December 31, 2008 and 75.17% at September 30, 2008.  Cash and cash equivalents totaled $56.41 million at September 30, 2009 compared to $119.77 million at December 31, 2008 and $75.70 million at September 30, 2008.  The decrease in cash and cash equivalents is the result of making short term interest bearing investments at the Federal Reserve Bank.  At September 30, 2009, the consolidated statement of financial condition was rate sensitive by $69.08 million more liabilities than assets scheduled to reprice within one year, or approximately 0.97%.

In September 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009 and all of 2010, 2011, and 2012.  We have estimated our prepayment costs to be $21.57 million.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

RESULTS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 2009, was $6.73 million and $19.27 million respectively, compared to $4.47 million and $21.07 million for the same periods in 2008.  Diluted net income per common share was $0.21 and $0.60 respectively, for the three and nine month periods ended September 30, 2009, compared to $0.18 and $0.86 for the same periods in 2008.  Return on average common shareholders' equity was 4.16% for the nine months ended September 30, 2009, compared to 6.35% in 2008.  The return on total average assets was 0.57% for the nine months ended September 30, 2009, compared to 0.64% in 2008.

The decrease in net income for the nine months ended September 30, 2009, over the first nine months of 2008, was primarily the result of an increase in provision for loan and leases losses.  This negative impact to net income was partially offset by an increase in noninterest income.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended September 30, 2009, was $33.03 million, a decrease of 3.59% over the same period in 2008.  The net interest margin on a fully taxable equivalent basis was 3.15% for the three months ended September 30, 2009, compared to 3.34% for the three months ended September 30, 2008.  The taxable equivalent net interest income for the nine months ended September 30, 2009 was $97.51 million, a decrease of 3.94% over 2008, resulting in a net yield of 3.10%, compared to a net yield of 3.35% for the same period in 2008.

During the three and nine month periods ended September 30, 2009, average earning assets increased $83.78 million or 2.06% and $159.37 million or 3.94%, respectively, over the comparable periods in 2008.  Average interest-bearing liabilities decreased $126.89 million or 3.61% and $39.39 million or 1.13% respectively, for the three and nine month periods ended September 30, 2009, over the comparable periods one year ago.  The yield on average earning assets decreased 91 basis points to 4.84% for the third quarter of 2009 from 5.75% for the third quarter of 2008.  The yield on average earning assets for the nine month period ended September 30, 2009 decreased 110 basis points to 4.89% from 5.99% for the nine month period ended September 30, 2008.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 72 basis points to 2.07% for the third quarter 2009 from 2.79% for the third quarter 2008.  Total cost of average interest-bearing liabilities decreased 88 basis points to 2.18% for the nine months ended September 30, 2009, from 3.06% for the nine months ended September 30, 2008.  The cost of interest-bearing liabilities was also affected by short-term market interest rate decreases.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was a decrease of 19 basis points and 25 basis points respectively, for the three and nine month periods ended September 30, 2009 from September 30, 2008.

The largest contributor to the decrease in the yield on average earning assets for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, was a decline in the yield on net loans and leases of 65 basis points and 87 basis points respectively.  Total average investment securities increased 21.19% and 12.85% respectively, for the three and nine month periods over one year ago.  Average mortgages held for sale increased 120.40% and 165.57% for the three and nine month periods ended September 30, 2009, over comparable periods a year ago primarily due to an increase in refinance activity.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased 244.43% for the three month period ended September 30, 2009, from the same period a year ago and 211.72% for the nine month period ended September 30, 2009, over one year ago as excess funds were invested.

Average interest-bearing deposits increased $139.32 million or 4.70% and $158.32 million or 5.29% respectively, for the third quarter of 2009 and first nine months of 2009, over the same periods in 2008.  The effective rate paid on average interest-bearing deposits decreased 75 basis points to 1.98% for the third quarter 2009 compared to 2.73% for the third quarter 2008.  The effective rate paid on average interest-bearing deposits decreased 89 basis points to 2.11% for the first nine months of 2009 compared to 3.00% for the first nine months of 2008.  The decline in the average cost of interest-bearing deposits during the third quarter and first nine months of 2009 as compared to the third quarter and first nine months of 2008 was primarily the result of decreases in interest rates offered on deposit products due to decreases in market interest rates.

         Average short-term borrowings decreased $251.32 million or 58.73% and $182.00 million or 48.63% respectively, for the third quarter of 2009 and the first nine months of 2009, compared to the same periods in 2008.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements and lower Federal Home Loan Bank borrowings.  Interest paid on short-term borrowings decreased 150 basis points for the third quarter of 2009 and 166 basis points for the first nine months of 2009 due to the interest rate decrease on adjustable rate borrowings.  Average subordinated notes decreased $1.69 million for the first nine months of 2009, compared to the same period in 2008.  Average long-term debt decreased $14.89 million or 42.77% during the third quarter of 2009 as compared to the third quarter of 2008 and decreased $14.02 million or 40.49% during the first nine months of 2009 as compared to the first nine months of 2008.  The majority of the decrease in long-term debt consisted of Federal Home Loan Bank borrowings.

Average demand deposits increased $55.66 million and $43.48 million respectively, during the third quarter and first nine months of 2009, compared to the same periods one year ago.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended September 30,						Nine months ended September 30,
	2009			2008			2009			2008

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$622,975	$4,357	2.78%	$461,448	$4,896	4.22%	$611,456	$12,600	2.76%	$498,066	$17,288	4.64%
Tax exempt	203,493	2,464	4.80%	220,524	2,573	4.64%	207,042	7,366	4.76%	227,235	8,156	4.79%
Mortgages - held for sale	72,278	933	5.12%	32,794	523	6.34%	89,942	3,459	5.14%	33,868	1,544	6.09%
Net loans and leases	3,130,362	42,673	5.41%	3,322,970	50,617	6.06%	3,184,394	129,559	5.44%	3,251,499	153,484	6.31%
Other investments	130,210	297	0.90%	37,805	317	3.34%	113,664	894	1.05%	36,463	986	3.61%

Total Earning Assets	4,159,318	50,724	4.84%	4,075,541	58,926	5.75%	4,206,498	153,878	4.89%	4,047,131	181,458	5.99%

Cash and due from banks	57,028			79,943			58,807			88,126
Reserve for loan and lease losses	(84,382)			(73,187)			(84,240)			(69,490)
Other assets	331,360			317,712			327,137			318,181

Total	$4,463,324			$4,400,009			$4,508,202			$4,383,948

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,104,240	$15,460	1.98%	$2,964,923	$20,347	2.73%	$3,151,071	$49,662	2.11%	$2,992,747	$67,116	3.00%
Short-term borrowings	176,580	265	0.60%	427,895	2,255	2.10%	192,245	909	0.63%	374,246	6,434	2.30%
Subordinated notes	89,692	1,648	7.29%	89,692	1,648	7.31%	89,692	4,942	7.37%	91,385	5,067	7.41%
Long-term debt and
mandatorily redeemable securities	19,928	322	6.42%	34,820	418	4.78%	20,610	853	5.53%	34,635	1,333	5.14%

Total Interest-Bearing Liabilities	3,390,440	17,695	2.07%	3,517,330	24,668	2.79%	3,453,618	56,366	2.18%	3,493,013	79,950	3.06%

Noninterest-bearing deposits	431,773			376,112			420,209			376,727
Other liabilities	67,292			62,348			71,212			71,046
Shareholders' equity	573,819			444,219			563,163			443,162

Total	$4,463,324			$4,400,009			$4,508,202			$4,383,948

Net Interest Income		$33,029			$34,258			$97,512			$101,508

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.15%			3.34%			3.10%			3.35%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and nine month periods ended September 30, 2009, was $6.47 million and $22.74 million respectively, compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2008, of $3.57 million and $9.60 million respectively.  Net charge-offs of $4.09 million were recorded for the third quarter 2009, compared to net recoveries of $0.34 million for the same quarter a year ago.  Year-to-date net charge-offs of $17.01 million have been recorded in 2009, compared to $0.60 million through September 2008.

On September 30, 2009, 30 day and over loan and lease delinquencies were 0.91% as compared to 0.83% on September 30, 2008.  The change in delinquencies was primarily in medium and heavy duty trucks and construction equipment financing.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.76% as compared to 2.28% one year ago and 2.42% at December 31, 2008.  A summary of loan and lease loss experience during the three and nine month periods ended September 30, 2009 and 2008 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Reserve for loan and lease losses - beginning balance	$83,124	$71,698	$79,776	$66,602
Charge-offs	(4,701)	(1,006)	(20,156)	(3,921)
Recoveries	612	1,343	3,143	3,322
Net (charge-offs)/recoveries	(4,089)	337	(17,013)	(599)

Provision for loan and lease losses	6,469	3,571	22,741	9,603

Reserve for loan and lease losses - ending balance	$85,504	$75,606	$85,504	$75,606

Loans and leases outstanding at end of period	$3,094,030	$3,314,863	$3,094,030	$3,314,863
Average loans and leases outstanding during period	3,130,362	3,322,970	3,184,394	3,251,499

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.76%	2.28%	2.76%	2.28%
Ratio of net charge-offs/(recoveries) during period to
average loans and leases outstanding	0.52%	-0.04%	0.71%	0.02%

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	September 30,	December 31,	September 30,
	2009	2008	2008

Loans and leases past due 90 days or more	$1,125	$1,022	$1,476
Nonaccrual and restructured loans and leases	80,361	36,555	22,812
Other real estate	4,074	1,381	1,615
Former bank premises held for sale	3,095	3,356	3,821
Repossessions	5,672	1,669	234
Equipment owned under operating leases	74	185	40

Total nonperforming assets	$94,401	$44,168	$29,998

Nonperforming assets totaled $94.40 million at September 30, 2009, an increase of 113.73% from the $44.17 million reported at December 31, 2008, and a 214.69% increase from the $30.00 million reported at September 30, 2008.  The increase during the first nine months of 2009 compared to the same period in 2008 and compared to December 31, 2008 was primarily related to nonaccrual and restructured loans and leases and repossessions.

The increase in nonaccrual and restructured loans and leases was spread among the various loan portfolios.  The largest dollar increases during the most recent quarter occurred in the commercial and aircraft portfolios.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, whether they be local market developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining values and minimal sales activity.  Furthermore, aircraft values have begun to decline, increasing the risk in aircraft secured transactions.

The increase in other real estate is due to foreclosing on well situated real estate in the local market for which we have a current appraisal and are well secured. The increase in repossessions related primarily to aircraft.  Nonperforming assets as a percentage of total loans and leases were 2.95% at September 30, 2009, 1.30% at December 31, 2008, and 0.88% at September 30, 2008.

Repossessions consisted mainly of aircraft and construction equipment at September 30, 2009.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

Supplemental Loan and Lease Information as of September 30, 2009

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$567,476	$8,648	$165	$6,490
Auto, light truck and environmental equipment	313,808	11,585	419	2,343
Medium and heavy duty truck	219,762	12,336	12	2,408
Aircraft financing	633,552	12,031	4,536	3,125
Construction equipment financing	326,858	5,241	513	871
Loans secured by real estate	917,754	30,378	4,074	1,100
Consumer loans	114,820	142	27	1,449

Total	$3,094,030	$80,361	$9,746	$17,786

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

NONINTEREST INCOME

Noninterest income for the three month period ended September 30, 2009 and 2008 was $20.26 million and $12.38 million, respectively.  Noninterest income for the nine month period ended September 30, 2009 and 2008 was $63.51 million and $53.77 million, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Noninterest income:
Trust fees	$3,782	$4,939	$11,473	$14,155
Service charges on deposit accounts	5,402	5,761	15,367	16,633
Mortgage banking income	965	959	6,874	3,493
Insurance commissions	1,022	1,084	3,614	4,122
Equipment rental income	6,347	6,285	18,896	17,794
Other income	2,022	2,168	6,613	6,836
Investment securities and other investment gains (losses)	716	(8,816)	673	(9,259)

Total noninterest income	$20,256	$12,380	$63,510	$53,774

Noninterest income decreased in all categories for the third quarter and year-to-date 2009 as compared to the same periods in 2008 except mortgage banking income, equipment rental income and investment gains (losses).  Trust fees decreased $1.16 million, or 23.43%, during the third quarter of 2009 as compared to the third quarter of 2008, and $2.68 million or 18.95% for the first nine months of 2009 as compared to the first nine months of 2008.  This decrease was primarily due a reduction in our investment advisory management fees received from the 1st Source Monogram Funds due to the sale of assets of 1st Source Investment Advisors related to the management of such funds in December 2008.  The reduction in investment advisory management fees is partially offset by earnout fees on the sale which are reflected in other income.  Service charges on deposit accounts decreased $0.36 million or 6.23% and $1.27 million or 7.61% during the first three and nine months of 2009, respectively as compared to the same periods in 2008.  The decline in service charges on deposit accounts reflects a lower volume of fee income on overdraft and nonsufficient fund transactions.

Mortgage banking income was flat in the third quarter of 2009 as compared to the third quarter of 2008 and increased $3.38 million or 96.79% for the nine months ended September 30, 2009 over the same period one year ago.  This increase was due to recoveries of mortgage servicing rights impairment charges, gains on the sales of mortgage loans, and underwriting fees.  Insurance commissions remained relatively stable for the third quarter and decreased $0.51 million, or 12.32% during the first nine months of 2009 as compared to the first nine months of 2008, mainly due to lower premiums as a result of market conditions and a reduction in customer accounts.  Equipment rental income generated from operating leases increased during the first three and nine months of 2009 as compared to the first three and nine months of 2008 due to an increase in the operating lease portfolio from one year ago.

Other income decreased slightly for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008, mainly due to a reduction in fees generated from customer-related interest rate swaps and in credit card merchant fees which were offset by earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds in December 2008.  The increase in investment securities and other investments (losses) gains was due to partnership gains and a reduction in other than temporary impairment of securities in the three and nine months ended September 30, 2009 as compared to the same periods one year ago.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended September 30, 2009 and 2008 was $36.57 million and $38.32 million, respectively. Noninterest expense for the nine month periods ended September 30, 2009 and 2008 was $112.56 million and $114.61 million, respectively.  Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Noninterest expense:
Salaries and employee benefits	$18,425	$19,297	$55,340	$58,996
Net occupancy expense	2,221	2,332	7,095	7,289
Furniture and equipment expense	3,241	3,694	10,487	11,555
Depreciation - leased equipment	5,021	5,041	15,065	14,266
Professional fees	1,020	2,773	2,897	6,453
Supplies and communication	1,473	1,812	4,468	5,163
Business development and marketing expense	655	881	1,934	2,524
Intangible asset amortization	340	351	1,022	1,052
Loan and lease collection and repossession expense	1,147	(130)	2,776	672
FDIC and other insurance	1,582	713	6,851	1,396
Other expense	1,445	1,553	4,624	5,249

Total noninterest expense	$36,570	$38,317	$112,559	$114,613

During the third quarter of 2009, salaries and employee benefits decreased $0.87 million or 4.52% compared to the third quarter of 2008.  The third quarter decrease was primarily a result of lower group insurance costs.  For the first nine months of 2009, salaries and employee benefits decreased $3.66 million or 6.20% compared to the first nine months of 2008.  This decrease was due to a reversal of post retirement benefit obligations, lower group insurance costs and reduced executive incentive provisions, offset by lower deferred salary expense.  Furniture and equipment expense declined in the third quarter 2009, by $0.45 million or 12.25%, and in the first nine months of 2009, by $1.07 million or 9.24% as compared to the same periods in 2008.  The decrease was primarily attributed to lower depreciation expense, computer processing charges and software costs.

Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income for the nine months ended September 30, 2009 as compared to the same period in 2008.  Net occupancy, supplies and communication, business development and marketing, intangible asset amortization, and other expense all decreased slightly in 2009 over the same periods in 2008.

Professional fees decreased $1.75 million or 63.22% and $3.56 million or 55.11% for the three and nine month periods ended September 30, 2009 as compared to the three and nine month periods ended September 30, 2008, respectively.  The decrease in professional fees in 2009 is the result of higher fees in 2008 due to a May 2008 systems security breach.  Loan and lease collection and repossession expense increased $1.28 million for the third quarter and $2.10 million or for the first nine months of 2009 as compared to the same periods in 2008 due to increased collection and repossession activity.

FDIC and other insurance expense increased $0.87 million or 121.88% for the third quarter 2009 compared to the same period a year earlier, and $5.46 million or 390.76% for the first nine months of 2009 compared to the same period a year earlier due to higher Federal Deposit Insurance Corporation (FDIC) insurance premiums and a special FDIC insurance assessment of 5 basis points of assets minus tier 1 capital recorded in the second quarter 2009.  In September 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009 and all of 2010, 2011, and 2012.  We have estimated our prepayment costs to be $21.57 million.

INCOME TAXES

The provision(benefit) for income taxes for the three and nine month periods ended September 30, 2009 was $2.53 million and $3.62 million respectively, compared to $(0.58) million and $7.31 million for the same periods in 2008.  The effective tax rates were 27.31% and (14.99)% for the third quarters ended September 30, 2009 and 2008, respectively, and 15.83% and 25.74% for the nine months ended September 30, 2009 and 2008, respectively.  The provision for income taxes for the nine months ended September 30, 2009 included a one time benefit of $2.60 million which resulted in the lower effective tax rate for the nine months ended September 30, 2009.  This benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits.  The decrease in the effective tax rate in 2008 was mainly due to an increase in tax-exempt interest in relation to taxable income.  Taxable income declined mainly due to the other than temporary impairment charge on investment securities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2008.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
July 01 - 31, 2009	-	-	-	1,433,965
August 01 - 31, 2009	19,347	16.41	19,347	1,414,618
September 01 - 30, 2009	20,046	15.61	20,046	1,394,572

(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to
2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 605,428 shares.

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

1st Source Corporation

DATE   October 22, 2009                                                                                                   /s/CHRISTOPHER J. MURPHY III
                          Christopher J. Murphy III
                          Chairman of the Board, President and CEO

DATE   October 22, 2009                                                                                                   /s/LARRY E. LENTYCH
                                                      Larry E. Lentych
                          Treasurer and Chief Financial Officer
                          Principal Accounting Officer