Form 10-K
period 2009-12-31
1ST SOURCE CORP
filed 2010-02-19
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from____________to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No    ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $235,847,079

The number of shares outstanding of each of the registrant’s classes of stock as of February 15, 2010:
Common Stock, without par value –– 24,283,209 shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2010 annual meeting of shareholders to be held April 22, 2010, are incorporated by reference into Part III.

Part I

Item 1.  Business.

1st Source Corporation

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as "1st Source"), a broad array of financial products and services. 1st Source Bank ("Bank"), our banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 76 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank's Specialty Finance Group, with 23 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. While concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2009, we had consolidated total assets of $4.54 billion, loans and leases of $3.09 billion, deposits of $3.65 billion, and total shareholders’ equity of $570.32 million.

Our principal executive office is located at 100 North Michigan Street, South Bend, Indiana 46601 and our telephone number is 574 235-2000. Access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available, free of charge, at www.1stsource.com soon after the material is electronically filed with the Securities and Exchange Commission (SEC).

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

The auto and light truck division consists of financings to automobile rental and leasing companies, light truck rental and leasing companies, and special purpose vehicles. The auto and light truck finance receivables generally range from $100,000 to $14 million with fixed or variable interest rates and terms of one to five years.

Environmental equipment financing handles trash and recycling equipment for municipalities and private businesses as well as equipment for landfills. Receivables generally range from $50,000 to $4 million with fixed or variable interest rates and terms of one to seven years.

The medium and heavy duty truck division provides financing for highway tractors and trailers and delivery trucks to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $500,000 to $9 million with fixed or variable interest rates and terms of three to seven years.

Aircraft financing consists of financings for new and used general aviation aircraft for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. We have selectively entered the business aircraft markets of Argentina, Brazil, Canada, Luxembourg, Mexico and Uruguay on a limited basis where desirable aircraft financing opportunities exist. Aircraft finance receivables generally range from $500,000 to $14 million with fixed or variable interest rates and terms of one to ten years.

Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes, and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $100,000 to $14 million with fixed or variable interest rates and terms of three to seven years.

We also generate equipment rental income through the leasing of construction equipment, various trucks, and other equipment to clients through operating leases.

Specialty Finance Group Subsidiaries

The Specialty Finance Group also consists of separate wholly owned subsidiaries of 1st Source Bank which include: Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Aircraft, Inc., 1st Source Intermediate Holding, LLC, 1st Source Commercial Aircraft Leasing, Inc., and SFG Equipment Leasing Corporation I.

First National Bank, Valparaiso

First National Bank, Valparaiso (First National) was a wholly owned subsidiary of 1st Source Corporation that was acquired on May 31, 2007 for $134.19 million. On June 6, 2008, First National was merged with 1st Source Bank.

Trustcorp Mortgage Company

Trustcorp Mortgage Company (Trustcorp) is a mortgage banking company and is a wholly owned subsidiary of 1st Source Corporation. During 2007, its mortgage activity was merged with 1st Source Bank and the company is now inactive.

1st Source Insurance, Inc.

1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance products and services to individuals and businesses covering corporate and personal property, casualty insurance, and individual and group health and life insurance. 1st Source Insurance, Inc. has seven offices.

1st Source Corporation Investment Advisors, Inc.

1st Source Corporation Investment Advisors, Inc. (Investment Advisors) is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services to trust and investment clients of 1st Source Bank. Investment Advisorsis registered as an investment advisor with the Securities and Exchange Commission under the Investment Advisors Act of 1940. Investment Advisors serves strictly in an advisory capacity and, as such, does not hold any client securities.

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

Competition

The activities in which we and the Bank engage in are highly competitive. Our businesses and the geographic markets we serve require us to compete with other banks, some of which are affiliated with large bank holding companies headquartered outside of our principal market. We generally compete on the basis of client service and responsiveness to client needs, available loan and deposit products, the rates of interest charged on loans and leases, the rates of interest paid for funds, other credit and service charges, the quality of services rendered, the convenience of banking facilities, and in the case of loans and leases to large commercial borrowers, relative lending limits.

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

We compete against these financial institutions by being convenient to do business with, and by taking the time to listen and understand our clients' needs. We deliver personalized, one on one banking through knowledgeable local members of the community, offering a full array of products and highly personalized services. We rely on our history and our reputation in northern Indiana dating back to 1863.

Employees

At December 31, 2009, we had approximately 1,170 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2009, the Bank was categorized as "well capitalized," meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 6.00%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

FDIC Deposit Insurance Assessments — On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15 percent within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009.

On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15 percent from five to seven years (Amended Restoration Plan). In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15 percent, absent extraordinary circumstances.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.

•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

•
The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years.

•
The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. Our payment was $20.26 million.

Temporary Liquidity Guarantee Program — On November 21, 2008, the FDIC Board of Directors adopted a final rule implementing the Temporary Liquidity Guarantee Program (TLGP). The TLGP consists of two basic components: a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies (the debt guarantee program) and full guarantee of non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount (the transaction account guarantee program). The purpose of the guarantee of transaction accounts and the debt guarantee is to reduce funding costs and allow banks and thrifts to increase lending to consumers and businesses. All insured depository institutions were automatically enrolled in both programs unless they elected to opt out by a specified date. 1st Source did not elect to opt out and thus participates in both programs. On March 17, 2009, the FDIC extended the debt guarantee portion of the TLGP from June 30, 2009 to October 31, 2009 and imposed a surcharge on debt issued with a maturity of one year or more beginning in the second quarter to gradually phase out the program. The transaction account guarantee program is in effect until June 30, 2010.

Emergency Economic Stabilization Act of 2008 — On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (EESA). This Act temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor effective immediately. This temporary increase in the deposit insurance limit expires on December 31, 2013.

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

Regulations Governing Capital Adequacy — The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank will be required to submit an acceptable plan for achieving compliance with the capital guidelines and will be subject to denial of applications and appropriate supervisory enforcement actions. The various regulatory capital requirements that we are subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 20 of the Notes to Consolidated Financial Statements. Our management believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on our operations or on the operations of the Bank.

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

Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Bank must maintain reserves of 3.00% against net transaction accounts greater than $10.70 million and up to $44.50 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $44.50 million.

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

Pending Legislation — Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. On December 11, 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009 (H.R. 3996) that, among other things, would create a Consumer Financial Protection Agency, a new federal banking agency with the sole mission of protecting consumers when they borrow money, make deposits, or obtain other financial products and services. The bill also specifically targets systemic risk within the financial system, focusing primarily on the potential harm that regulatory gaps involving large, interconnected companies can pose to the economy. We cannot predict whether or in what form Congress may adopt final legislation incorporating the provisions of H.R. 3996, or whether it may adopt other legislation, or the extent to which our business may be affected thereby.

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

Our construction and transportation related businesses could be adversely affected by slow downs in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by rapid increases of fuel costs. Since some of the relationships in these industries are large (up to $25 million), a slow down could have a significant adverse impact on our performance.

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

Adverse changes in economic conditions could impair our financial condition and results of operations — We are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services.

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

We rely on dividends from our subsidiaries — Our parent company, 1st Source Corporation, receives substantially all of its revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our subsidiaries may pay to our parent company. In the event our subsidiaries are unable to pay dividends to our parent company, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from our subsidiaries could have a material adverse affect on our business, financial condition and results of operations.

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

New economic stabilization legislation and our participation in the programs could affect us adversely— The Emergency Economic Stabilization Act of 2008 (the "EESA") is intended to stabilize and provide liquidity to the U.S. financial markets. There can be no assurance, however, as to the long term impact that the EESA and its regulations and other governmental programs will have on the financial markets. The failure of the financial markets to stabilize and a worsening of current financial market conditions could adversely affect our business, financial condition and results of operations.  The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects on us. We may face increased regulation of our industry.  Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Finally, we will be prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the preferred stock issued to the Treasury. Although we fully expect to be able to pay all required dividends on the preferred stock (and to continue to pay dividends on its common stock at current levels), there is no guarantee that we will be able to do so in the future.

Our deposit insurance premiums could be substantially higher in the future which will have an adverse effect on our future earnings —Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over an eight-year period, at any time that the reserve ratio falls below 1.15%. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. Due to the continued failures of FDIC insured depository institutions, FDIC insurance premiums have increased. We anticipate that our FDIC deposit insurance premiums may increase in the future, perhaps significantly, which will adversely impact our future earnings.

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

At December 31, 2009, we also owned property and/or buildings on which 55 of the 1st Source Bank's 76 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, warehouse, and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.

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

	2009 Sales Price		Cash Dividends	2008 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$23.92	$14.16	$.14	$21.81	$15.13	$.14
June 30	21.98	15.36	.14	22.62	16.10	.14
September 30	17.94	14.52	.15	30.00	14.54	.14
December 31	16.60	13.84	.16	25.56	12.61	.16
As of December 31, 2009, there were 967 holders of record of 1st Source common stock

Comparison of Five Year Cumulative Total Return*

Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

  * Assumes $100 invested on December 31, 2004, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.

 ** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.

*** The peer group is a market-capitalization-weighted stock index of 124 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.

NOTE: Total return assumes reinvestment of dividends.

The following table summarizes our share repurchase activity during the three months ended December 31, 2009.

			Total Number of	Maximum Number (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
	Total Number of	Average Price	Part of Publicly Announced	may yet be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs*	the Plans or Programs
October 01 - 31, 2009	4,000	$14.79	4,000	1,390,572
November 01 - 30, 2009	21,533	14.29	21,533	1,369,039
December 01 - 31, 2009	4,900	14.39	4,900	1,364,139
*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to
2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 635,861 shares.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note 20 of the Notes to Consolidated Financial Statements. In addition, as a result of our participation in the TARP Capital Purchase Program, we may not increase the quarterly dividends we pay on our common stock above $0.16 per share during the three-year period ending January 23, 2012, without the consent of the U.S. Treasury Department, unless the Treasury Department no longer holds shares of the Series A Preferred Stock we issued in the TARP Capital Purchase Program.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)	2009	2008	2007 (2)	2006	2005
Interest income	$200,412	$235,308	$253,587	$208,994	$168,532
Interest expense	72,200	103,148	134,677	102,561	70,104
Net interest income	128,212	132,160	118,910	106,433	98,428
Provision for (recovery of) loan and lease losses	31,101	16,648	7,534	(2,736)	(5,855)
Net interest income after provision for (recovery of)
loan and lease losses	97,111	115,512	111,376	109,169	104,283
Noninterest income	85,530	84,003	70,619	76,585	68,533
Noninterest expense	151,123	153,114	140,312	126,211	123,439
Income before income taxes	31,518	46,401	41,683	59,543	49,377
Income taxes	6,028	13,015	11,144	20,246	15,626
Net income	25,490	33,386	30,539	39,297	33,751
Net income available to common shareholders	$19,074	$33,386	$30,539	$39,297	$33,751
Assets at year-end	$4,542,100	$4,464,174	$4,447,104	$3,807,315	$3,511,277
Long-term debt and mandatorily redeemable
securities at year-end	19,761	29,832	34,702	43,761	23,237
Shareholders’ equity at year-end (3)	570,320	453,664	430,504	368,904	345,576
Basic net income per common share (1)	0.79	1.38	1.30	1.74	1.48
Diluted net income per common share (1)	0.79	1.37	1.28	1.72	1.46
Cash dividends per common share (1)	.590	.580	.560	.534	.445
Dividend payout ratio	74.68%	42.34%	43.75%	31.05%	30.48%
Return on average assets	0.57%	0.76%	0.74%	1.11%	1.00%
Return on average common equity	4.07%	7.52%	7.47%	10.98%	10.12%
Average common equity to average assets	10.40%	10.09%	9.85%	10.07%	9.89%

(1) The computation of per common share data gives retroactive recognition to a 10% stock dividend declared July 27, 2006.
(2) Results for 2007 and later include the acquisition of FINA Bancorp, Inc.
(3) Results for 2009 include the issuance of Preferred Stock under TARP. Refer to Note 13 of the Notes to Consolidated Financial Statements for further details.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles (GAAP) and follow general practices within the industries in which we operate. Application of these principles requires our management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates or judgments reflect our management’s view of the most appropriate manner in which to record and report our overall financial performance. Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on our financial statements. All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1 (Note 1), should be reviewed for a greater understanding of how our financial performance is recorded and reported.

We have identified three policies as being critical because they require our management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan and lease losses, the valuation of mortgage servicing rights, and fair value measurements. Our management has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Our management has reviewed the application of these policies with the Audit Committee of the Board of Directors.  Following is a discussion of the areas we view as our most critical accounting policies.

Reserve for Loan and Lease Losses — The reserve for loan and lease losses represents our management’s estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an adequate reserve, our management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of client performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, our management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if our management’s underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted. Our accounting policy related to the reserve is disclosed in Note 1 under the heading "Reserve for Loan and Lease Losses."

Fair Value Measurements — We use fair value measurements to record certain financial instruments and to determine fair value disclosures. Available-for-sale securities, mortgage loans held for sale, and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets.  GAAP establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1 under the heading "Fair Value Measurements" and in Note 21, "Fair Values of Financial Instruments."

Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights, whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note 21, "Fair Values of Financial Instruments."

Earnings Summary

Net income in 2009 was $25.49 million, down from $33.39 million in 2008 and down from $30.54 million in 2007. Diluted net income per common share was $0.79 in 2009, $1.37 in 2008, and $1.28 in 2007. Return on average total assets was 0.57% in 2009 compared to 0.76% in 2008, and 0.74% in 2007. Return on average common shareholders' equity was 4.07% in 2009 versus 7.52% in 2008, and 7.47% in 2007.

Net income in 2009 was negatively impacted by a $14.45 million or 86.82% increase in provision for loan and lease losses over 2008 and a reduction of $11.49 million gain due to sale of certain assets of Investment Advisors in 2008, which was offset by an improvement of $11.68 million or 116.88% in investment securities due to impairment recorded in 2008 that was not present in 2009. Net income in 2008, as compared to 2007, was favorably affected by a $13.25 million or 11.14% increase in net interest income, the $11.49 million gain on the sale of certain assets of Investment Advisors and increased noninterest income. However, these increases were offset by increased provision for loan and lease losses, investment securities impairment and increased noninterest expenses.

Dividends paid on common stock in 2009 amounted to $0.59 per share, compared to $0.58 per share in 2008, and $0.56 per share in 2007. The level of earnings reinvested and dividend payouts are based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

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

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.14% in 2009 compared to 3.34% in 2008, and 3.18% in 2007. The lower margin in 2009 reflects the decline in yields on earning assets which was partially offset by lower funding costs. Net interest income was $128.21 million for 2009, compared to $132.16 million for 2008. Tax-equivalent net interest income totaled $132.00 million for 2009, a decrease of $3.75 million from the $135.75 million reported for 2008. The $3.75 million decrease is mainly due to changes in rates.

During 2009, average earning assets increased $130.90 million while average interest-bearing liabilities decreased $67.19 million over the comparable period in 2008. The yield on average earning assets decreased 101 basis points to 4.86% for 2009 from 5.87% for 2008. The rate earned on assets was negatively impacted by decreases in market rates. Total cost of average interest-bearing liabilities decreased 84 basis points during 2009 as liabilities were also impacted by decreases in market rates. The result was a decrease of 20 basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

The largest contributor to the decrease in the yield on average earning assets in 2009 was the 77 basis point decrease in the loan and lease portfolio yield. The decrease in the loan and lease portfolio yield was further impacted by a decrease in net loan and lease outstandings. Average net loans and leases decreased $108.46 million or 3.32% in 2009 from 2008.

During 2009, the tax-equivalent yield on securities available for sale decreased 132 basis points to 3.28% while the average balance increased $121.21 million.

Average mortgages held for sale increased $40.25 million during 2009; however the yield decreased 83 basis points.

Average interest-bearing deposits increased $149.31 million during 2009 while the effective rate paid on those deposits decreased 88 basis points. Average non interest-bearing demand deposits increased $50.07 million during 2009.

Average short-term borrowings decreased $201.20 million during 2009 while the effective rate paid decreased 137 basis points. Average subordinated notes which represent our trust preferred borrowings decreased $1.27 million during 2009, while the effective rate decreased three basis points. Average long-term debt decreased $14.02 million during 2009 as the effective rate decreased 76 basis points.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

		2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Investment securities:
Taxable	$ 629,229	$ 17,594	2.80%	$ 491,061	$ 22,170	4.51%	$ 510,949	$ 25,136	4.92%
Tax-exempt	205,796	9,801	4.76	222,751	10,692	4.80	225,849	10,800	4.78
Mortgages held for sale	74,173	3,907	5.27	33,925	2,069	6.10	28,913	1,892	6.54
Net loans and leases	3,154,820	171,669	5.44	3,263,276	202,539	6.21	2,992,540	214,725	7.18
Other investments	135,494	1,228	0.91	57,601	1,425	2.47	94,478	4,657	4.93
Total earning assets	4,199,512	204,199	4.86	4,068,614	238,895	5.87	3,852,729	257,210	6.68
Cash and due from banks	59,626			83,270			81,714
Reserve for loan and
lease losses	(85,095)			(71,358)			(61,555)
Other assets	331,809			319,997			278,421
Total assets	$ 4,505,852			$ 4,400,523			$ 4,151,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$ 3,146,135	$ 63,521	2.02%	$ 2,996,830	$ 86,903	2.90%	$ 2,918,756	$ 115,113	3.94%
Short-term borrowings	185,647	1,115	0.60	386,850	7,626	1.97	271,377	10,935	4.03
Subordinated notes	89,692	6,589	7.35	90,960	6,714	7.38	82,414	6,051	7.34
Long-term debt and
mandatorily redeemable
securities	20,448	975	4.77	34,472	1,905	5.53	42,265	2,578	6.10
Total interest bearing liabilities	3,441,922	72,200	2.10	3,509,112	103,148	2.94	3,314,812	134,677	4.06
Noninterest bearing deposits	427,513			377,440			351,050
Other liabilities	69,953			69,823			76,472
Shareholders' equity	566,464			444,148			408,975
Total liabilities and
shareholders’ equity	$ 4,505,852			$ 4,400,523			$ 4,151,309
Net interest income		$ 131,999			$ 135,747			$ 122,533
Net interest margin on a tax
equivalent basis			3.14%			3.34%			3.18%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2009 compared to 2008
Interest earned on:
Investment securities:
Taxable	$12,787	$(17,363)	$(4,576)
Tax-exempt	(803)	(88)	(891)
Mortgages held for sale	2,077	(239)	1,838
Net loans and leases	(6,405)	(24,465)	(30,870)
Other investments	(371)	174	(197)
Total earning assets	$7,285	$(41,981)	$(34,696)
Interest paid on:
Interest bearing deposits	$4,560	$(27,942)	$(23,382)
Short-term borrowings	(2,787)	(3,724)	(6,511)
Subordinated notes	(98)	(27)	(125)
Long-term debt and mandatorily redeemable securities	(695)	(235)	(930)
Total interest bearing liabilities	$980	$(31,928)	$(30,948)
Net interest income	$6,305	$(10,053)	$(3,748)
2008 compared to 2007
Interest earned on:
Investment securities:
Taxable	$(927)	$(2,039)	$(2,966)
Tax-exempt	(153)	45	(108)
Mortgages held for sale	290	(113)	177
Net loans and leases	24,816	(37,002)	(12,186)
Other investments	(1,417)	(1,815)	(3,232)
Total earning assets	$22,609	$(40,924)	$(18,315)
Interest paid on:
Interest bearing deposits	$3,045	$(31,255)	$(28,210)
Short-term borrowings	16,581	(19,890)	(3,309)
Subordinated notes	630	33	663
Long-term debt and mandatorily redeemable securities	(447)	(226)	(673)
Total interest bearing liabilities	$19,809	$(51,338)	$(31,529)
Net interest income	$2,800	$10,414	$13,214

Noninterest Income — Noninterest income increased $1.53 million or 1.82% in 2009 from 2008 following a $13.38 million or 18.95% increase in 2008 over 2007. Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)	2009	2008	2007
Noninterest income:
Trust fees	$15,036	$18,599	$15,567
Service charges on deposit accounts	20,645	22,035	20,470
Mortgage banking income	8,251	2,994	2,868
Insurance commissions	4,930	5,363	4,666
Equipment rental income	25,757	24,224	21,312
Other income	9,224	9,293	8,864
Gain on sale of certain Investment Advisor assets	-	11,492	-
Investment securities and other investment gains (losses)	1,687	(9,997)	(3,128)
Total noninterest income	$85,530	$84,003	$70,619

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased by $3.56 million or 19.16% in 2009 from 2008 compared to an increase of $3.03 million or 19.48% in 2008 over 2007. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2009 and 2008 was $2.80 billion and $2.65 billion, respectively. At December 31, 2009, these trust assets were comprised of $1.65 billion of personal and agency trusts, $0.77 billion of employee benefit plan assets, $294.90 million of estate administration assets and individual retirement accounts, and $81.82 million of custody assets. The decline in trust fees in 2009 was primarily due to a reduction in our investment advisory management fees received from the 1st Source Monogram Funds due to the sale of assets related to the management of such funds in December 2008. The reduction in investment advisory management fees is partially offset by earnout fees on the sale of $2.10 million which are reflected in other income.

Service charges on deposit accounts decreased $1.39 million or 6.31% in 2009 from 2008 compared to an increase of $1.57 million or 7.65% in 2008 from 2007. The decline in service charges on deposit accounts in 2009 reflects a lower volume of overdraft and nonsufficient fund transactions. The growth in service charges on deposit accounts in 2008 from 2007 reflects growth in the number of deposit accounts due to the May 2007 acquisition of First National and a higher volume of fee generating transactions, primarily overdrafts, debit card and nonsufficient funds transactions.

Mortgage banking income increased $5.26 million or 175.58% in 2009 over 2008, compared to an increase of $0.13 million or 4.39% in 2008 over 2007. In 2009, we had $2.07 million in recoveries of mortgage servicing rights impairment and increased gain on sale of loans. The increase in 2008 was primarily due to gains on mortgage loan sales which were offset by $1.91 million in mortgage servicing rights impairment. During 2009, 2008 and 2007, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets.

Insurance commissions were down $0.43 million or 8.07% in 2009 from 2008 compared to an increase of $0.70 million or 14.94% in 2008 from 2007. The lower commission income in 2009 was mainly due to lower premiums as a result of market conditions and a reduction in customer accounts. The increase for 2008 was mainly attributed to an acquisition of an insurance agency in the Fort Wayne area.

Equipment rental income generated from operating leases grew by $1.53 million or 6.33% during 2009 from 2008 compared to an increase of $2.91 million or 13.66% during 2008 from 2007. Revenues from operating leases for transportation equipment, aircraft and special purpose vehicles increased as clients responded positively to our strong marketing efforts and entered into new lease agreements.

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

Investment securities and other investment gains totaled $1.69 million for the year ended 2009 compared to losses of $10.00 million for the year ended 2008 and losses of $3.13 million for the year ended 2007. In 2008 and 2007, we took $10.82 million and $4.11 million, respectively, in impairment charges on investments in the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and other preferred equities as a result of the deterioration in the residential mortgage business and government intervention at the FNMA and the FHLMC. Due to the uncertainty of future market conditions and how they might impact the financial performance of the FNMA and the FHLMC, we sold our remaining shares of the FHLMC and FNMA preferred stock in 2009 realizing gains of $390 thousand. Also due to market uncertainty, we sold our remaining shares of corporate preferred stocks, realizing losses of $688 thousand.

Other income remained relatively stable in 2009 from 2008 and in 2008 from 2007.

Noninterest Expense — Noninterest expense decreased $1.99 million or 1.30% in 2009 over 2008 following a $12.80 million or 9.12% increase in 2008 from 2007. Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)	2009	2008	2007
Noninterest expense:
Salaries and employee benefits	$72,483	$76,965	$73,944
Net occupancy expense	9,185	9,698	9,030
Furniture and equipment expense	13,980	15,095	15,145
Depreciation — leased equipment	20,515	19,450	17,085
Professional fees	4,399	8,446	4,575
Supplies and communications	5,916	6,782	5,987
Business development and marketing expense	3,488	3,749	4,788
Loan and lease collection and repossession expense	4,283	1,162	1,123
FDIC and other insurance	8,362	2,601	1,190
Intangible asset amortization	1,352	1,393	874
Other expense	7,160	7,773	6,571
Total noninterest expense	$151,123	$153,114	$140,312

Total salaries and employee benefits decreased $4.48 million or 5.82% in 2009 from 2008, following a $3.02 million or 4.09% increase in 2008 from 2007.

Employee salaries decreased $0.63 million or 1.02% in 2009 from 2008 compared to an increase of $2.20 million or 3.69% in 2008 from 2007. The decline in 2009 was the result of a lower work force offset by a decline in salaries deferred relating to the origination of loans. The increase in 2008 was due to a full year of First National staff and a decline in salaries deferred relating to the origination of loans.

Employee benefits decreased $3.85 million or 25.56% in 2009 from 2008, compared to an increase of $0.82 million or 5.74% in 2008 from 2007. The decrease in 2009 was primarily due to lower group insurance costs and a reversal of post retirement benefit obligations due to the termination of the post retirement benefit plan for new retirees. The increase in 2008 was primarily due to increased group insurance costs.

Occupancy expense decreased $0.51 million or 5.29% in 2009 from 2008, compared to an increase of $0.67 million or 7.40% in 2008 from 2007. The decrease in 2009 was mainly a result of lower repair costs on our premises. The increase in 2008 was primarily due to the increase in number of locations following the acquisition of First National.

Furniture and equipment expense, including depreciation, declined $1.12 million or 7.39% in 2009 from 2008 compared to a slight decline in 2008 from 2007. The decrease in 2009 was caused by lower depreciation expense and lower computer processing charges. During 2008 increased computer processing charges offset declines in repairs and depreciation.

Depreciation on equipment owned under operating leases increased $1.07 million or 5.48% in 2009 from 2008, following a $2.37 million or 13.84% increase in 2008 from 2007. In 2009 and 2008, depreciation on equipment owned under operating leases increased in conjunction with the increase in equipment rental income as some of our clients opted to enter into new lease arrangements rather than purchase equipment.

Professional fees decreased $4.05 million or 47.92% in 2009 from 2008, compared to a $3.87 million or 84.61% increase in 2008 from 2007. In 2008, professional fees were higher due to expenses recorded for a systems security breach that occurred in May 2008 and other consulting expenses. In 2009, professional fees returned to the 2007 level.

Supplies and communications expense decreased $0.87 million or 12.77% in 2009 from 2008 after a $0.80 million or 13.28% increase in 2008 as compared to 2007. The decrease in 2009 was primarily a result of lower postage expense and printing and supplies expense. The increase in 2008 was due to increased printing cost, freight expense and data line expense.

Business development and marketing expense decreased $0.26 million or 6.96% in 2009 from 2008 compared to a $1.04 million or 21.70% decrease in 2008 from 2007. The decrease in 2009 and 2008 was related to lower retail marketing and institutional marketing expenses.

Loan and lease collection and repossession expenses increased $3.12 million or 268.59% in 2009 from 2008 compared to remaining stable in 2008 from 2007. The increase in 2009 was due to increased collection and repossession activity as our nonperforming assets increased.

FDIC and other insurance expense increased $5.76 million or 221.49% in 2009 over 2008 versus a $1.41 million or 118.57% increase in 2008 over 2007. The increase in 2009 was due to higher Federal Deposit Insurance Corporation (FDIC) insurance premiums as insurance rates increased and a $1.98 million special FDIC insurance assessment which was calculated at 5 basis points of assets minus tier 1 capital as of June 30, 2009. The increase in 2008 was due to higher FDIC insurance premiums.

Intangible asset amortization decreased $0.04 million or 2.94% in 2009 from 2008 compared to a $0.52 million or 59.38% increase in 2008 from 2007. The decrease in 2009 was due to carrying value adjustments relating to a prior acquisition. The increase in intangible asset amortization for 2008 was due to the amortization of intangibles related to the First National acquisition.

Other expenses decreased $0.61 million or 7.89% in 2009 as compared to 2008 following an increase of $1.20 million or 18.29% in 2008 from 2007. The decrease in 2009 was due to higher deferred costs on originated loans, lower convention costs, lower trust preferred amortization expense and lower filing expenses offset by higher mortgage loan payoff expense and lower gain on sale of operating equipment. Increased correspondent bank fees and write-downs of former bank premises held for sale contributed to the 2008 increase.

Income Taxes — 1st Source recognized income tax expense in 2009 of $6.03 million, compared to $13.02 million in 2008, and $11.14 million in 2007. The effective tax rate in 2009 was 19.13% compared to 28.05% in 2008, and 26.74% in 2007. The effective tax rate decreased in 2009 compared to 2008 due to a one time benefit of $2.60 million and an increase in tax-exempt interest in relation to income before taxes. The 2009 benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits. The effective tax rate increased in 2008 compared to 2007 due to a decrease in tax-exempt interest in relation to income before taxes as well as an increase in state tax expense. For detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.

Financial Condition

Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial and agricultural loans	$546,222	$643,440	$593,806	$478,310	$453,197
Auto, light truck and environmental equipment	349,741	353,838	305,238	317,604	310,786
Medium and heavy duty truck	204,545	243,375	300,469	341,744	302,137
Aircraft financing	617,384	632,121	587,022	498,914	459,645
Construction equipment financing	313,300	375,983	377,785	305,976	224,230
Loans secured by real estate	952,223	918,749	881,646	632,283	601,077
Consumer loans	109,735	130,706	145,475	127,706	112,359
Total loans and leases	$3,093,150	$3,298,212	$3,191,441	$2,702,537	$2,463,431

At December 31, 2009, 11.6% of total loans and leases were concentrated with construction end users.

Average loans and leases, net of unearned discount, decreased $108.46 million or 3.32% and increased $270.74 million or 9.05% in 2009 and 2008, respectively. Loans and leases, net of unearned discount, at December 31, 2009, were $3.09 billion and were 68.10% of total assets, compared to $3.30 billion and 73.88% of total assets at December 31, 2008.

Commercial and agricultural lending, excluding those loans secured by real estate, decreased $97.22 million or 15.11% in 2009 over 2008. Commercial and agricultural lending outstandings were $546.22 million and $643.44 million at December 31, 2009 and December 31, 2008, respectively. This decrease was mainly due to the weak economy in our geographic markets. Businesses reduced their working capital line of credit borrowings given lower accounts receivable and inventory levels caused by a decline in their sales. The weak economy also accounted for a reduction in term loan financing attributed to less equipment purchases by companies in our market.

Loans secured by real estate increased $33.47 million or 3.64% during 2009 over 2008. Loans secured by real estate outstanding at December 31, 2009 were $952.22 million and $918.75 million at December 31, 2008. Loans on commercial real estate, the majority of which is owner occupied, were $580.71 million at December 31, 2009 and $574.39 million at December 31, 2008. Residential mortgage lending was $371.51 million at December 31, 2009 and $344.36 million at December 31, 2008. The increase in residential mortgage lending was primarily due to a higher volume of refinance activity as a result of lower market interest rates and our decision to retain more loans in our portfolio.

Auto, light truck, and environmental equipment financing decreased $4.10 million or 1.16% in 2009 over 2008. At December 31, 2009, auto, light truck, and environmental equipment financing had outstandings of $349.74 million and $353.84 million at December 31, 2008.

Medium and heavy duty truck loans and leases decreased $38.83 million or 15.95%, in 2009. Medium and heavy duty truck financing at December 31, 2009 and 2008 had outstandings of $204.55 million and $243.38 million, respectively. Most of the decrease at December 31, 2009 from December 31, 2008 can be attributed to a reduced need for funding as over-capacity issues caused our customer base to downsize their fleets.

Aircraft financing at year-end 2009 decreased $14.74 million or 2.33% from year-end 2008. Aircraft financing at December 31, 2009 and 2008 had outstandings of $617.38 million and $632.12 million, respectively. The demand for aircraft financing in the United States declined while international demand increased.

Construction equipment financing decreased $62.68 million or 16.67% in 2009 compared to 2008. Construction equipment financing at December 31, 2009 had outstandings of $313.30 million, compared to outstandings of $375.98 million at December 31, 2008. The decrease in this category was primarily due to a national decrease in construction related activity and a substantial decrease in sales of both new and used construction equipment.

Consumer loans decreased $20.97 million or 16.04% in 2009 over 2008. Consumer loans outstanding at December 31, 2009, were $109.74 million and $130.71 million at December 31, 2008. The decrease during 2009 was due to the economic slow down which caused an increase in the unemployment rates in our primary markets, thereby decreasing the demand for consumer loans.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2009. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$320,731	$203,362	$22,129	$546,222
Auto, light truck and environmental equipment	182,983	163,220	3,538	349,741
Medium and heavy duty truck	88,320	114,946	1,279	204,545
Aircraft financing	205,095	353,945	58,344	617,384
Construction equipment financing	129,965	182,006	1,329	313,300
Total	$927,094	$1,017,479	$86,619	$2,031,192

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$613,928	$403,551	$1,017,479
Over 5 Years	7,031	79,588	86,619
Total	$620,959	$483,139	$1,104,098

Most of the Bank's residential mortgages are sold into the secondary market. Mortgage loans held for sale were $26.65 million at December 31, 2009 and were $46.69 million at December 31, 2008. Although 1st Source Bank is participating in the U.S. Treasury Making Home Affordable programs, we do not feel it has a material effect on our financial condition or results of operations.

A loan is considered a restructured loan in cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loan disclosures after a period of six months if they are in compliance with the modified terms. Restructured loans that are accruing interest total $18.31 million at December 31, 2009 and $6.74 million at December 31, 2008.

Credit Experience

Reserve for Loan and Lease Losses — Our reserve for loan and lease losses is provided for by direct charges to operations. Losses on loans and leases are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Our management evaluates the adequacy of the reserve quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000) where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of economic trends, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the adequacy of the reserve for loan and lease losses.

The reserve for loan and lease losses at December 31, 2009, totaled $88.24 million and was 2.85% of loans and leases, compared to $79.78 million or 2.42% of loans and leases at December 31, 2008 and $66.60 million or 2.09% of loans and leases at December 31, 2007. It is our opinion that the reserve for loan and lease losses was adequate to absorb losses inherent in the loan and lease portfolio as of December 31, 2009.

Charge-offs for loan and lease losses were $28.22 million for 2009, compared to $8.39 million for 2008 and $7.37 million for 2007. Charge-offs increased in 2009 and 2008 as a result of an increase in nonperforming loans and leases related to weaker economic conditions.

The provision for loan and lease losses was $31.10 million for 2009, compared to the provision for loan and lease losses of $16.65 million for 2008 and the provision for loan and lease losses of $7.53 million for 2007. The increased provision for loan and lease losses in 2009 and 2008 was due to the deterioration in the loan portfolio mainly due to the deterioration in the economy.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Amounts of loans and leases outstanding
at end of period	$3,093,150	$3,298,212	$3,191,441	$2,702,537	$2,463,431
Average amount of net loans and leases outstanding
during period	$3,154,820	$3,263,276	$2,992,540	$2,566,217	$2,348,690
Balance of reserve for loan and lease losses
at beginning of period	$79,776	$66,602	$58,802	$58,697	$63,672
Charge-offs:
Commercial and agricultural loans	8,809	1,580	1,841	1,038	1,478
Auto, light truck and environmental equipment	2,750	234	1,770	340	630
Medium and heavy duty truck	2,071	924	569	-	15
Aircraft financing	7,812	462	378	1,126	2,424
Construction equipment financing	1,476	1,695	799	118	-
Loans secured by real estate	2,753	879	356	129	167
Consumer loans	2,544	2,619	1,654	1,203	858
Total charge-offs	28,215	8,393	7,367	3,954	5,572
Recoveries:
Commercial and agricultural loans	3,193	1,177	2,356	1,594	1,308
Auto, light truck and environmental equipment	310	330	446	430	1,140
Medium and heavy duty truck	5	248	64	59	174
Aircraft financing	983	2,230	1,779	3,612	2,255
Construction equipment financing	444	139	19	753	1,065
Loans secured by real estate	36	171	169	31	89
Consumer loans	603	624	421	316	421
Total recoveries	5,574	4,919	5,254	6,795	6,452
Net charge-offs (recoveries)	22,641	3,474	2,113	(2,841)	(880)
Provision for (recovery of provision for) loan and lease losses	31,101	16,648	7,534	(2,736)	(5,855)
Reserves acquired in acquisitions	-	-	2,379	-	-
Balance at end of period	$88,236	$79,776	$66,602	$58,802	$58,697
Ratio of net charge-offs (recoveries) to average net
loans and leases outstanding	0.72%	0.11%	0.07%	(0.11)%	(0.04)%
Ratio of reserve for loan and lease losses to net loans
and leases outstanding end of period	2.85%	2.42%	2.09%	2.18%	2.38%
Coverage ratio of reserve for loan and lease losses to
non-performing loans and leases	104.84%	212.30%	592.49%	374.75%	349.45%

Net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type follow:

	2009	2008	2007	2006	2005
Commercial and agricultural loans	0.95%	0.06%	(0.09)%	(0.12)%	0.04%
Auto, light truck and environmental equipment	0.73	(0.03)	0.40	(0.03)	(0.17)
Medium and heavy duty truck	0.93	0.25	0.16	(0.02)	(0.06)
Aircraft financing	1.09	(0.30)	(0.26)	(0.54)	0.04
Construction equipment financing	0.30	0.41	0.22	(0.24)	(0.51)
Loans secured by real estate	0.30	0.08	0.02	0.02	0.01
Consumer loans	1.63	1.44	0.88	0.74	0.41
Total net charge-offs (recoveries) to average portfolio loans and leases	0.72%	0.11%	0.07%	(0.11)%	(0.04)%

The reserve for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated probable losses that have been incurred within the categories of loans and leases set forth in the table below. The amount of such components of the reserve at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances, are as follows:

	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases		Leases		Leases		Leases		Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loan and	Reserve	Loans and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Commercial and agricultural loans	$23,852	17.66%	$23,025	19.51%	$17,393	18.61%	$14,547	17.70%	$15,472	18.40%
Auto, light truck, and environmental equipment	10,334	11.31	9,852	10.73	7,242	9.57	7,022	11.75	6,877	12.62
Medium and heavy duty truck	6,095	6.61	8,915	7.38	8,775	9.41	6,337	12.65	6,131	12.26
Aircraft financing	24,594	19.96	19,163	19.17	17,761	18.39	18,621	18.46	19,583	18.66
Construction equipment financing	8,839	10.13	10,672	11.40	6,171	11.84	5,030	11.32	4,235	9.10
Loans secured by real estate	11,162	30.78	4,602	27.85	6,320	27.62	4,672	23.40	4,058	24.40
Consumer loans	3,360	3.55	3,547	3.96	2,940	4.56	2,573	4.72	2,341	4.56
Total	$88,236	100.00%	$79,776	100.00%	$66,602	100.00%	$58,802	100.00%	$58,697	100.00%

Nonperforming Assets — Nonperforming assets include nonaccrual loans, restructured loans not performing in accordance with modified terms, other real estate, former bank premises held for sale, repossessions and other nonperforming assets we own. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower's credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection. Nonperforming assets amounted to $101.01 million at December 31, 2009, compared to $44.17 million at December 31, 2008, and $18.48 million at December 31, 2007. Included in nonperforming loans were restructured loans that are not accruing interest of $2.63 million at December 31, 2009 and none at December 31, 2008. During 2009, interest income on nonaccrual loans and leases would have increased by approximately $5.17 million compared to $1.54 million in 2008 if these loans and leases had earned interest at their full contract rate.

Nonperforming assets at December 31, 2009 increased from December 31, 2008, mainly due to increases in nonaccrual loans and leases. The increase in nonaccrual loans and leases was spread among the various loan portfolios. The largest dollar increases during the most recent year occurred in the commercial and aircraft portfolios. As of December 31, 2009, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate. These loans totaled approximately $25.74 million which were comprised of $20.77 million secured by commercial real estate and included in loans secured by real estate and $4.98 million secured by aircraft and included in aircraft financing. We have limited exposure to commercial real estate. However, our borrowers with commercial real estate exposure, whether they be local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity. Furthermore, aircraft values declined during 2009, increasing the risk in aircraft secured transactions. Medium and heavy duty trucks are also a large exposure area for us. Medium and heavy duty trucks non-accrual loans and leases increased to $11.62 million as of December 31, 2009, up from $7.80 million as of December 31, 2008. The trucking industry has suffered from overcapacity, underutilization, aging fleets and declining collateral values which are expected to remain weak through 2011.

As of December 31, 2008, we had $0.29 million of loans classified as troubled debt restructuring. There were no loans classified as troubled debt restructurings at December 31, 2009.

Nonperforming assets at December 31 (Dollars in thousands)	2009	2008	2007	2006	2005
Loans past due over 90 days	$628	$1,022	$1,105	$116	$245
Nonaccrual loans and leases and restructured loans:
Commercial and agricultural loans	7,953	5,399	1,597	1,768	3,701
Auto, light truck and environmental equipment	9,200	709	507	481	812
Medium and heavy duty truck	11,624	7,801	277	1,755	17
Aircraft financing	6,024	9,975	1,846	8,219	7,641
Construction equipment financing	7,218	1,934	1,196	853	2,513
Loans secured by real estate	41,387	9,147	3,581	2,214	1,475
Consumer loans	131	1,590	1,132	285	393
Total nonaccrual loans and leases and restructured loans	83,537	36,555	10,136	15,575	16,552
Total nonperforming loans and leases	84,165	37,577	11,241	15,691	16,797
Other real estate	4,039	1,381	783	800	960
Former bank premises held for sale	2,490	3,356	4,038	-	-
Repossessions:
Commercial and agricultural loans	164	53	45	2	-
Auto, light truck and environmental equipment	336	226	183	178	128
Medium and heavy duty truck	-	1,248	54	-	-
Aircraft financing	9,391	16	1,850	300	4,073
Construction equipment financing	238	67	92	400	-
Consumer loans	36	59	67	95	83
Total repossessions	10,165	1,669	2,291	975	4,284
Operating leases	154	185	126	201	-
Total nonperforming assets	$101,013	$44,168	$18,479	$17,667	$22,041
Nonperforming loans and leases to loans and leases,
net of unearned discount	2.72%	1.14%	0.35%	0.58%	0.68%
Nonperforming assets to loans and leases and operating leases,
net of unearned discount	3.15%	1.30%	0.56%	0.64%	0.87%

Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2009, we had $12.08 million in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2009, potential problem loans consisted of seven credit relationships. Weakness in these companies' operating performance has caused us to heighten attention given to these credits.

Foreign Outstandings — Our foreign loan and lease outstandings denominated in U.S. dollars were $131.18 million and $88.03 million as of December 31, 2009 and 2008, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil were $87.66 million and $54.52 million as of December 31, 2009 and 2008, respectively. Outstanding balances to borrowers in other countries were insignificant.

Investment Portfolio

The amortized cost of securities at year-end 2009 increased 24.89% from 2008, following a 7.80% decrease from year-end 2007 to year-end 2008. The amortized cost of securities at December 31, 2009 was $893.44 million or 19.67% of total assets, compared to $715.38 million or 16.02% of total assets at December 31, 2008. The increase in the investment portfolio in 2009 was due to the investment of excess funds as deposit outstandings increased and loan outstandings decreased.

The amortized cost of securities available-for-sale as of December 31 is summarized as follows:

(Dollars in thousands)	2009	2008	2007
U.S. Treasury and Federal agencies securities	$390,189	$293,461	$284,214
U.S. States and political subdivisions securities	188,706	198,640	258,260
Mortgage-backed securities - Federal agencies	286,415	207,954	199,382
Corporate debt securities	26,166	10,494	6,631
Foreign government securities	675	435	665
Marketable equity securities	1,288	4,396	26,770
Total investment securities available-for-sale	$893,439	$715,380	$775,922

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2009, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$20,004	0.92%
1 – 5 years	228,239	2.60
5 – 10 years	141,946	3.45
Over 10 years	-	-
Total U.S. Treasury and Federal agencies securities	390,189	2.83
U.S. States and political subdivisions securities
Under 1 year	35,466	4.49
1 – 5 years	78,590	5.48
5 – 10 years	58,817	5.64
Over 10 years	15,833	1.26
Total U.S. States and political subdivisions securities	188,706	4.99
Corporate debt securities
Under 1 year	10,996	1.28
1 – 5 years	15,170	1.82
5 – 10 years	-	-
Over 10 years	-	-
Total Corporate debt securities	26,166	1.59
Foreign government securities
Under 1 year	100	4.05
1 – 5 years	575	3.77
5 – 10 years	-	-
Over 10 years	-	-
Total Foreign government securities	675	3.81
Mortgage-backed securities - Federal agencies	286,415	3.97
Marketable equity securities	1,288	9.45
Total investment securities available-for-sale	$893,439	3.62%

Deposits

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$427,513	-%	$377,440	-%	$351,050	-%
Interest bearing demand deposits	1,209,800	0.62	1,137,491	1.82	988,308	3.10
Savings deposits	325,801	0.29	285,538	0.63	250,927	1.21
Other time deposits	1,610,534	3.42	1,573,801	4.09	1,679,521	4.85
Total deposits	$3,573,648		$3,374,270		$3,269,806

See Part II, Item 8, Financial Statements and Supplementary Data — Note 10 of the Notes to Consolidated Financial Statements for additional information on deposits.

Short-Term Borrowings

The following table shows the distribution of our short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last three years.

	Federal Funds
	Purchased and
	Security		Other
	Repurchase	Commercial	Short-Term	Total
(Dollars in thousands)	Agreements	Paper	Borrowings	Borrowings
2009
Balance at December 31, 2009	$123,787	$4,726	$21,597	$150,110
Maximum amount outstanding at any month-end	275,407	5,392	23,863	304,662
Average amount outstanding	161,529	4,048	20,070	185,647
Weighted average interest rate during the year	0.40%	0.34%	2.30%	0.60%
Weighted average interest rate for outstanding amounts at
December 31, 2009	0.25%	0.43%	1.80%	0.48%
2008
Balance at December 31, 2008	$272,529	$4,461	$19,185	$296,175
Maximum amount outstanding at any month-end	359,452	9,875	247,828	617,155
Average amount outstanding	270,503	7,694	108,653	386,850
Weighted average interest rate during the year	1.97%	2.35%	1.95%	1.97%
Weighted average interest rate for outstanding amounts at
December 31, 2008	0.49%	0.29%	2.92%	0.65%
2007
Balance at December 31, 2007	$303,429	$10,783	$23,620	$337,832
Maximum amount outstanding at any month-end	327,623	15,478	42,784	385,885
Average amount outstanding	246,792	12,598	11,987	271,377
Weighted average interest rate during the year	3.92%	4.84%	5.49%	4.03%
Weighted average interest rate for outstanding amounts at
December 31, 2007	2.98%	4.04%	2.60%	2.99%

Liquidity

Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2009, average core deposits equaled 68.13% of average total assets, compared to 66.31% in 2008 and 67.12% in 2007. The effective cost rate of core deposits in 2009 was 1.54%, compared to 2.36% in 2008 and 3.25% in 2007.

Average demand deposits (noninterest bearing core deposits) increased 13.27% in 2009 compared to an increase of 7.52% in 2008. These represented 13.93% of total core deposits in 2009, compared to 12.93% in 2008, and 12.60% in 2007.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2009, our reliance on purchased funds decreased to 15.30% of average total assets from 19.16% in 2008.

Shareholders’ Equity — Average shareholders’ equity equated to 12.57% of average total assets in 2009 compared to 10.09% in 2008. Shareholders’ equity was 12.56% of total assets at year-end 2009, compared to 10.16% at year-end 2008.  We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $5.09 million and $5.82 million at December 31, 2009 and 2008, respectively.

Our sale of preferred shares under the TARP Capital Purchase Program in January 2009 increased our shareholders' equity by $111.00 million. Our company plans to repay the TARP funding when the national economic conditions and their impact on our markets stabilize. The company maintains the cash and the capital necessary to pay the TARP back once we are sure there is a sustainable recovery and a low likelihood of another downward trend in the economy.

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

Liquidity of the Bank is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity is deposit growth and retention of the core deposit base. The principal source of asset-funded liquidity is available-for-sale investment securities, cash and due from banks, overnight investments, securities purchased under agreements to resell, and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by repurchase agreements, and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank.

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

A hypothetical change in earnings was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. At December 31, 2009, the aggregate hypothetical increase in pre-tax earnings was estimated to be $3.38 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates and the aggregate hypothetical decrease in pre-tax earnings was estimated to be $6.67 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. At December 31, 2008, the aggregate hypothetical increase in pre-tax earnings was estimated to be $2.95 million on an annualized basis on all rate-sensitive financial instruments, based on a hypothetical increase of a 100 basis point change in interest rates and the aggregate hypothetical decrease in pre-tax earnings was estimated to be $9.94 million on an annualized basis on all rate-sensitive financial instruments based on a hypothetical decrease of a 100 basis point change in interest rates. The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates.  Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. At December 31, 2009 and 2008, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented.

We manage the interest rate risk related to loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2009, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligation payments by period follows:

						Indeterminate
(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	maturity	Total
Deposits without stated maturity	-	$2,167,087	$-	$-	$-	$-	$2,167,087
Certificates of deposit	-	1,006,850	362,101	102,175	14,251	-	1,485,377
Long-term debt	11	10,317	265	105	873	8,201	19,761
Subordinated notes	12	-	-	-	89,692	-	89,692
Operating leases	18	2,597	3,504	1,055	1,144	-	8,300
Purchase obligations	-	16,562	2,817	11	-	-	19,390
Total contractual obligations		$3,203,413	$368,687	$103,346	$105,960	$8,201	$3,789,607

We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2009. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2009. In 2009, we incurred new long-term obligations under our preferred shares issued under the TARP Capital Purchase Program. See Part II, Item 8, Financial Statements and Supplementary Data —Note 13 of the Notes to Consolidated Financial Statements.

We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2009 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

In addition, due to the uncertainty with respect to the timing of future cash flows associated the with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.85 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 17 of the Notes to Consolidated Financial Statements for a discussion on income taxes.

Assets under management and assets under custody are held in fiduciary or custodial capacity for our clients. In accordance with U. S. generally accepted accounting principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included in Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.

Quarterly Results of Operations

The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2009 and 2008.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2009
Interest income	$50,676	$50,630	$49,741	$49,365
Interest expense	19,954	18,717	17,695	15,834
Net interest income	30,722	31,913	32,046	33,531
Provision for loan and lease losses	7,785	8,487	6,469	8,360
Investment securities and other investment (losses) gains	(469)	426	716	1,014
Income before income taxes	4,846	8,782	9,263	8,627
Net income	6,251	6,283	6,733	6,223
Net income available to common shareholders	4,938	4,587	5,032	4,517
Diluted net income per common share	0.20	0.19	0.21	0.19
2008
Interest income	$62,124	$58,579	$58,065	$56,540
Interest expense	29,827	25,455	24,668	23,198
Net interest income	32,297	33,124	33,397	33,342
Provision for loan and lease losses	1,539	4,493	3,571	7,045
Investment securities and other investment gains (losses)	623	(1,066)	(8,816)	(738)
Income before income taxes	13,884	10,603	3,889	18,025
Net income	9,354	7,245	4,472	12,315
Net income available to common shareholders	9,354	7,245	4,472	12,315
Diluted net income per common share	0.38	0.30	0.18	0.50

Net income was $6.22 million for the fourth quarter of 2009, compared to the $12.32 million of net income reported for the fourth quarter of 2008. The 2008 fourth quarter net income was positively impacted by the sale of certain assets of 1st Source Corporation Investment Advisors to Wasatch Advisors, Inc. which resulted in an $11.49 million pre-tax (after-tax $7.14 million) gain. Diluted net income per common share for the fourth quarter of 2009 amounted to $0.19, compared to $0.50 per common share reported in the fourth quarter of 2008.

The net interest margin was 3.27% for the fourth quarter of 2009 versus 3.30% for the same period in 2008. Tax-equivalent net interest income was $34.49 million for the fourth quarter of 2009, up slightly from 2008’s fourth quarter.

Our provision for loan and lease losses was $8.36 million in the fourth quarter of 2009 compared to provision for loan and lease losses of $7.05 million in the fourth quarter of 2008. Net charge-offs were $5.63 million for the fourth quarter 2009, compared to net charge-offs of $2.88 million a year ago.

Noninterest income for the fourth quarter of 2009 was $22.02 million, compared to $30.23 million for the fourth quarter of 2008. The predominate factor causing the decrease was the sale of certain assets of Investment Advisors for a gain of $11.49 million in the fourth quarter 2008. This decrease was offset by an increase in investment securities and other investment gains and mortgage banking income. Noninterest expense for the fourth quarter of 2009 was $38.56 million and was relatively unchanged compared to the fourth quarter of 2008.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited 1st Source Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 19, 2010

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2009	2008

ASSETS
Cash and due from banks	$72,872	$119,771
Federal funds sold and interest bearing deposits with other banks	141,166	6,951
Investment securities available-for-sale
(amortized cost of $893,439 and $715,380 at December 31, 2009 and December 31, 2008, respectively)	901,638	724,754
Other investments	21,012	18,612
Trading account securities	125	100
Mortgages held for sale	26,649	46,686
Loans and leases, net of unearned discount:
Commercial and agricultural loans	546,222	643,440
Auto, light truck and environmental equipment	349,741	353,838
Medium and heavy duty truck	204,545	243,375
Aircraft financing	617,384	632,121
Construction equipment financing	313,300	375,983
Loans secured by real estate	952,223	918,749
Consumer loans	109,735	130,706
Total loans and leases	3,093,150	3,298,212
Reserve for loan and lease losses	(88,236)	(79,776)
Net loans and leases	3,004,914	3,218,436
Equipment owned under operating leases, net	97,004	83,062
Net premises and equipment	37,907	40,491
Goodwill and intangible assets	90,222	91,691
Accrued income and other assets	148,591	113,620
Total assets	$4,542,100	$4,464,174
LIABILITIES
Deposits:
Noninterest bearing	$450,608	$416,960
Interest bearing	3,201,856	3,097,582
Total deposits	3,652,464	3,514,542
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	123,787	272,529
Other short-term borrowings	26,323	23,646
Total short-term borrowings	150,110	296,175
Long-term debt and mandatorily redeemable securities	19,761	29,832
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	59,753	80,269
Total liabilities	3,971,780	4,010,510
SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued 111,000 shares in 2009 and none in 2008	104,930	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 shares in 2009 and 2008	350,269	342,982
Retained earnings	142,407	136,877
Cost of common stock in treasury (1,532,483 shares in 2009 and 1,532,576 shares in 2008)	(32,380)	(32,019)
Accumulated other comprehensive income	5,094	5,824
Total shareholders' equity	570,320	453,664
Total liabilities and shareholders' equity	$4,542,100	$4,464,174

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2009	2008	2007
Interest income:
Loans and leases	$174,885	$204,006	$216,186
Investment securities, taxable	17,594	22,170	25,136
Investment securities, tax-exempt	6,705	7,707	7,608
Other	1,228	1,425	4,657
Total interest income	200,412	235,308	253,587
Interest expense:
Deposits	63,521	86,903	115,113
Short-term borrowings	1,115	7,626	10,935
Subordinated notes	6,589	6,714	6,051
Long-term debt and mandatorily redeemable securities	975	1,905	2,578
Total interest expense	72,200	103,148	134,677
Net interest income	128,212	132,160	118,910
Provision for loan and lease losses	31,101	16,648	7,534
Net interest income after provision for loan and lease losses	97,111	115,512	111,376
Noninterest income:
Trust fees	15,036	18,599	15,567
Service charges on deposit accounts	20,645	22,035	20,470
Mortgage banking income	8,251	2,994	2,868
Insurance commissions	4,930	5,363	4,666
Equipment rental income	25,757	24,224	21,312
Other income	9,224	9,293	8,864
Gain on sale of certain Investment Advisor assets	-	11,492	-
Investment securities and other investment gains (losses)	1,687	(9,997)	(3,128)
Total noninterest income	85,530	84,003	70,619
Noninterest expense:
Salaries and employee benefits	72,483	76,965	73,944
Net occupancy expense	9,185	9,698	9,030
Furniture and equipment expense	13,980	15,095	15,145
Depreciation - leased equipment	20,515	19,450	17,085
Professional fees	4,399	8,446	4,575
Supplies and communications	5,916	6,782	5,987
Business development and marketing expense	3,488	3,749	4,788
Loan and lease collection and repossession expense	4,283	1,162	1,123
FDIC and other insurance	8,362	2,601	1,190
Other expense	8,512	9,166	7,445
Total noninterest expense	151,123	153,114	140,312
Income before income taxes	31,518	46,401	41,683
Income taxes	6,028	13,015	11,144
Net income	25,490	33,386	30,539
Preferred stock dividends and discount accretion	(6,416)	-	-
Net income available to common shareholders	$19,074	$33,386	$30,539
Basic net income per common share	$0.79	$1.38	$1.30
Diluted net income per common share	$0.79	$1.37	$1.28

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2007	$368,904	$-	$289,163	$99,572	$(19,571)	$(260)
Comprehensive income, net of tax:
Net income	30,539	-	-	30,539	-	-
Change in unrealized appreciation of
available-for-sale securities, net of tax	2,782	-	-	-	-	2,782
Total comprehensive income	33,321	-	-	-	-	-
Issuance of 40,349 common shares per
stock based compensation awards, including
related tax effects	545	-	-	384	161	-
Cost of 569,310 shares of common
stock acquired for treasury	(12,821)	-	-	-	(12,821)	-
Common stock dividend ($.560 per share)	(13,122)	-	-	(13,122)	-	-
Issuance of 2,124,974 shares of common
stock for FINA Bancorp purchase	53,677	-	53,677	-	-	-
Balance at December 31, 2007	$430,504	$-	$342,840	$117,373	$(32,231)	$2,522
Comprehensive income, net of tax:
Net income	33,386	-	-	33,386	-	-
Change in unrealized appreciation of
available-for-sale securities, net of tax	3,302	-	-	-	-	3,302
Total comprehensive income	36,688	-	-	-	-	-
Issuance of 18,820 common shares per
stock based compensation awards, including
related tax effects	341	-	-	129	212	-
Stock based compensation	142	-	142	-	-	-
Common stock dividend ($.580 per share)	(14,011)	-	-	(14,011)	-	-
Balance at December 31, 2008	$453,664	$-	$342,982	$136,877	$(32,019)	$5,824
Comprehensive income, net of tax:
Net income	25,490	-	-	25,490	-	-
Change in unrealized appreciation of
available-for-sale securities, net of tax	(730)	-	-	-	-	(730)
Total comprehensive income	24,760	-	-	-	-	-
Issuance of 83,402 common shares per
stock based compensation awards, including
related tax effects	1,663	-	-	725	938	-
Cost of 83,309 shares of common
stock acquired for treasury	(1,299)	-	-	-	(1,299)	-
Issuance of preferred stock	103,725	103,725	-	-	-	-
Preferred stock discount accretion	-	1,205	-	(1,205)	-	-
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend (accrued and/or paid)	(5,211)	-	-	(5,211)	-	-
Stock based compensation	12	-	12	-	-	-
Common stock dividend ($.590 per share)	(14,269)	-	-	(14,269)	-	-
Balance at December 31, 2009	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2009	2008	2007
Operating activities:
Net income	$25,490	$33,386	$30,539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	31,101	16,648	7,534
Depreciation of premises and equipment	4,605	5,312	5,364
Depreciation of equipment owned and leased to others	20,515	19,450	17,085
Amortization of investment security premiums and accretion of discounts, net	5,304	2,232	(356)
Amortization of mortgage servicing rights	3,331	2,838	2,403
Mortgage servicing asset (recoveries)/impairment	(2,072)	1,913	143
Deferred income taxes	5,687	(10,779)	(4,558)
Realized investment securities (gains) losses	(1,687)	9,997	3,128
Originations/purchases of loans held for sale, net of principal collected	(577,949)	(380,920)	(327,679)
Proceeds from the sales of loans held for sale	602,126	362,444	352,114
Net gain on sale of loans held for sale	(4,140)	(2,289)	(197)
Change in trading account securities	(25)	(100)	-
Change in interest receivable	1,723	1,383	(1,296)
Change in interest payable	(3,944)	(6,710)	(380)
Change in other assets	(37,069)	(15,980)	(8,587)
Change in other liabilities	(21,937)	21,345	4,003
Other	794	4,070	5,101
Net change in operating activities	51,853	64,240	84,361
Investing activities:
Cash paid for acquisition, net	-	-	(55,977)
Proceeds from sales of investment securities	240,325	8,548	121,671
Proceeds from maturities of investment securities	515,216	519,847	496,324
Purchases of investment securities	(937,217)	(480,082)	(518,041)
Net change in short-term and other investments	(136,615)	15,191	195,337
Loans sold or participated to others	17,805	-	-
Net change in loans and leases	164,616	(110,246)	(252,929)
Net change in equipment owned under operating leases	(34,457)	(20,552)	(22,734)
Purchases of premises and equipment	(2,256)	(3,726)	(14,467)
Net change in investing activities	(172,583)	(71,020)	(50,816)
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	317,699	(72,780)	(14,260)
Net change in certificates of deposit	(179,777)	117,659	(86,502)
Net change in short-term borrowings	(146,065)	(41,656)	96,930
Proceeds from issuance of long-term debt	1,014	10,826	1,159
Proceeds from issuance of subordinated notes	-	-	58,764
Payments on subordinated notes	-	(10,310)	(17,784)
Payments on long-term debt	(11,382)	(16,413)	(11,225)
Net proceeds from issuance of treasury stock	1,663	341	545
Acquisition of treasury stock	(1,299)	-	(12,821)
Net proceeds from issuance of preferred stock & common stock warrants	111,000	-	-
Cash dividends paid on preferred stock	(4,502)	-	-
Cash dividends paid on common stock	(14,520)	(14,253)	(13,345)
Net change in financing activities	73,831	(26,586)	1,461
Net change in cash and cash equivalents	(46,899)	(33,366)	35,006
Cash and cash equivalents, beginning of year	119,771	153,137	118,131
Cash and cash equivalents, end of year	$72,872	$119,771	$153,137
Supplemental Information:
Cash paid for:
Interest	$76,145	$109,858	$137,397
Income taxes	8,903	19,187	13,314
The accompanying notes are a part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Accounting Policies

1st Source Corporation is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as "1st Source"), a broad array of financial products and services. 1st Source Bank ("Bank"), our banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients in Indiana and Michigan. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

Basis of Presentation — The financial statements consolidate 1st Source and our subsidiaries (principally the Bank). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note 22, investments in subsidiaries are carried at equity in our underlying net assets.

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

Securities — Securities that we have the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2009, we hold no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

The initial indication of other-than-temporary impairment (OTTI) for both debt and equity securities is a decline in fair value below amortized cost. Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI impairment losses, we consider among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.

Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

Other investments consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock. These investments are carried at cost and reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be reasonable. When evaluating the stocks for impairment, the value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Both cash and stock dividends received on the stocks are reported as income.

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

The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, or when an individual analysis of a borrower's credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans and consumer loans that are well secured and in the process of collection. Residential mortgage loans are placed in nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan and lease losses. However, in some cases, management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. When a loan or lease is classified as nonaccrual and the future collectibility of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.

A loan is considered a restructured loan in cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loan disclosures after a period of six months if they are in compliance with the modified terms.

1st Source Bank sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow us to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At our option, and without GNMA's prior authorization, we may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once we have the unconditional ability to repurchase a delinquent loan, we are deemed to have regained effective control over the loan and we are required to recognize the loan on our balance sheet and record an offsetting liability, regardless of our intent to repurchase the loan. At December 31, 2009 and 2008, residential real estate portfolio loans included $8.70 million and $5.72 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.

Mortgage Banking Activities — Loans held for sale are primarily composed of performing one-to-four family residential mortgage loans originated for resale. Prior to January 1, 2008, all loans held for sale were carried at the lower of cost or fair value as determined on an aggregate basis. Effective January 1, 2008, management has elected to carry mortgage loans originated with the intent to sell at fair value.

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

Mortgage servicing assets are evaluated for impairment. For purposes of impairment measurement, mortgage servicing assets are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate. If temporary impairment exists within a tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

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

Reserve for Loan and Lease Losses — The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified impaired loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans and leases (classified loans and leases and internal watch list credits) without specific reserves, formula reserves for each business lending division portfolio, and reserves for pooled homogenous loans and leases. Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

Loans and leases, which are deemed uncollectible or have a low likelihood of collection, are charged off and deducted from the reserve, while recoveries of amounts previously charged off are credited to the reserve. A (recovery of) provision for loan and lease losses is credited or charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Other real estate also includes bank premises qualifying as held for sale. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of foreclosed assets are recognized in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2009 and 2008, other real estate had carrying values of $6.53 million and $4.74 million, respectively, and is included in Other Assets in the Statements of Financial Condition.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired through foreclosure or in lieu of foreclosure from our business banking activities and our specialty finance activities. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle. At the time of foreclosure, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent write-downs are included in noninterest expense. Gains or losses not previously recognized resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $10.17 million and $1.67 million, as of December 31, 2009 and 2008, respectively, and is included in Other Assets in the Statements of Financial Condition.

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

Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of our other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eight years. We performed the required annual impairment test of goodwill during the first quarter of 2009 and determined that no impairment exists.

Venture Capital Investment — We account for our investments in venture capital partnerships for which we own three percent or more of the partnership on the equity method. The venture capital partnerships which we have investments in account for their investments at fair value pursuant to the guidance in the AICPA Investment Company Guide. As a result, our investments in these venture capital partnerships reflect the underlying fair value of the partnerships’ investments. We account for our investments in venture capital partnerships of which we own less than three percent at the lower of cost or fair value. Venture capital investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2009 and 2008 were $1.77 million and $1.86 million, respectively.

Short-Term Borrowings — Short-term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, commercial paper, U.S. Treasury demand notes, Federal Home Loan Bank notes, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within one to 365 days of the transaction date. Commercial paper matures within seven to 270 days. Other short-term borrowings in the Statements of Financial Condition include our liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.

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

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. We provide for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that we claim the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the Statements of Income.

Net Income Per Common Share —  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options and nonvested stock-based compensation awards.

Stock-Based Employee Compensation — We recognize stock-based compensation as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for our purposes, is the date of grant. We transitioned to fair-value based accounting for stock-based compensation using the modified prospective application and, therefore, have not restated results for prior periods. This transition method applies to new awards for service periods beginning on or after January 1, 2006, and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of stock option awards for which the requisite service has not been rendered (generally referring to non-vested award) which were granted prior to January 1, 2006 will be recognized as the remaining requisite service is rendered.

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

Derivative Financial Instruments — We occasionally enter into derivative financial instruments as part of our interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. All derivative instruments are recorded on the Statements of Financial Condition, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Deferred gains and losses from derivatives that are terminated and were in a cash flow hedge are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

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

Note 2 — Recent Accounting Pronouncements

Consolidations:  In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 is not expected to have a material impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 is not expected to have a material impact on our financial condition, results of operations, or disclosures.

Investments in Certain Entities that Calculate Net Asset Value per Share:  In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. This ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Financial Services – Investment Companies (Topic 946) as of the reporting entity’s measurement date. The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update. ASU 2009-12 was effective for interim and annual periods ending after December 15, 2009. ASU 2009-05 did not have an impact on our financial condition, results of operations, or disclosures.

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 was effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. ASU 2009-05 did not have an impact on our financial condition or results of operations.

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

The Codification was effective for interim or annual reporting periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.

Subsequent Events:  In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the Statement of Financial Condition date but before financial statements are issued or available to be issued. We adopted the provisions of ASC 855 and this change is reflected in Note 23 - Subsequent Events.

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. We adopted the provisions of ASC 825 on April 1, 2009 and included the appropriate disclosures in our quarterly reports.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.” ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of ASC 320 on April 1, 2009. Details related to the adoption of ASC 320 and the impact on our disclosures are more fully discussed in Note 3 – Investment Securities. The provisions of ASC 320 did not have an impact on our financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting:  In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are not distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. We adopted the provisions of ASC 820 on April 1, 2009. The provisions of ASC 820 did not have an impact on our financial condition or results of operations.

Earnings Per Share (EPS):  In June 2008, the FASB issued ASC 260 (formerly FSP EITF 03-6-1), “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities.” ASC 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. ASC 260 also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260. The provisions of ASC 260 did not have a material impact on our EPS calculation.

Disclosures About Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued ASC 815 (formerly Statement No. 161), “Disclosures About Derivative Instruments and Hedging Activities”. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted the provisions of ASC 815 on January 1, 2009. The required disclosures are included in Note 19– Derivative Financial Instruments.

Note 3 — Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
U.S. Treasury and Federal agencies securities	$390,189	$760	$(1,780)	$389,169
U.S. States and political subdivisions securities	188,706	5,450	(2,337)	191,819
Mortgage-backed securities - Federal agencies	286,415	5,996	(1,434)	290,977
Corporate debt securities	26,166	194	(38)	26,322
Foreign government securities	675	-	-	675
Total debt securities	892,151	12,400	(5,589)	898,962
Marketable equity securities	1,288	1,417	(29)	2,676
Total investment securities available-for-sale	$893,439	$13,817	$(5,618)	$901,638
December 31, 2008
U.S. Treasury and Federal agencies securities	$293,461	$2,892	$(2)	$296,351
U.S. States and political subdivisions securities	198,640	3,995	(1,686)	200,949
Mortgage-backed securities - Federal agencies	207,954	3,553	(1,499)	210,008
Corporate debt securities	10,494	51	(1)	10,544
Foreign government securities	435	-	-	435
Total debt securities	710,984	10,491	(3,188)	718,287
Marketable equity securities	4,396	2,091	(20)	6,467
Total investment securities available-for-sale	$715,380	$12,582	$(3,208)	$724,754

At December 31, 2009, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

At December 31, 2009, we held no preferred equity securities. At December 31, 2009, we held $3.11 million (amortized cost) in preferred equity securities which were included in marketable equity securities of which only $159 thousand were GSEs.

The contractual maturities of investments in securities available-for-sale at December 31, 2009, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$66,566	$66,962
Due after one year through five years	322,574	326,082
Due after five years through ten years	200,763	201,095
Due after ten years	15,833	13,846
Mortgage-backed securities	286,415	290,977
Total debt securities available for sale	$892,151	$898,962

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2009	2008	2007
Gross realized gains	$2,108	$830	$1,057
Gross realized losses	(707)	(11,050)	(4,119)
Net realized gains (losses)	$1,401	$(10,220)	$(3,062)

The gross losses in 2008 and 2007 reflect OTTI writedowns of $10.82 million and $4.11 million, respectively, on FNMA, FHLMC, Farmer Mac common stock and other corporate preferred stock. There have been no OTTI writedowns in 2009.

There were net gains of $25 thousand and $0 recorded on $0.13 million and $0.10 million in trading securities outstanding at December 31, 2009 and December 31, 2008, respectively.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U.S. Treasury and Federal agencies securities	$245,921	$(1,780)	$-	$-	$245,921	$(1,780)
U.S. States and political subdivisions securities	9,501	(178)	16,718	(2,159)	26,219	(2,337)
Mortgage-backed securities - Federal agencies	90,592	(1,137)	22,330	(297)	112,922	(1,434)
Corporate debt securities	7,149	(38)	-	-	7,149	(38)
Total debt securities	353,163	(3,133)	39,048	(2,456)	392,211	(5,589)
Marketable equity securities	2	(2)	4	(27)	6	(29)
Total temporarily impaired available-for-sale securities	$353,165	$(3,135)	$39,052	$(2,483)	$392,217	$(5,618)

December 31, 2008
U.S. Treasury and Federal agencies securities	$19,998	$(2)	$-	$-	$19,998	$(2)
U.S. States and political subdivisions securities	29,594	(1,686)	-	-	29,594	(1,686)
Mortgage-backed securities - Federal agencies	14,840	(229)	34,721	(1,270)	49,561	(1,499)
Corporate debt securities	493	(1)	-	-	493	(1)
Total debt securities	64,925	(1,918)	34,721	(1,270)	99,646	(3,188)
Marketable equity securities	11	(18)	2	(2)	13	(20)
Total temporarily impaired available-for-sale securities	$64,936	$(1,936)	$34,723	$(1,272)	$99,659	$(3,208)

At December 31, 2009, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on adjustable rate coupon securities which are reflected in U.S. States and Political subdivisions. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At December 31, 2009 and 2008, investment securities with carrying values of $351.84 million and $434.12 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note 4 — Loans and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2009 and 2008, and totaled $3.09 billion and $3.30 billion, respectively. At December 31, 2009 and 2008, net deferred loan and lease costs were $3.18 million and $4.58 million, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated balance sheet.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2009 and 2008, follows:

(Dollars in thousands)	2009	2008
Direct finance leases:
Rentals receivable	$207,666	$183,818
Estimated residual value of leased assets	29,696	33,711
Gross investment in lease financing	237,362	217,529
Unearned income	(34,753)	(31,630)
Net investment in lease financing	$202,609	$185,899

At December 31, 2009, the minimum future lease payments receivable for each of the years 2010 through 2014 were $46.13 million, $37.49 million, $27.99 million, $21.13 million, and $16.72 million, respectively.

In the ordinary course of business, we have extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $9.58 million and $9.16 million at December 31, 2009 and 2008, respectively. During 2009, $3.92 million of new loans and other additions were made and repayments and other reductions totaled $3.50 million.

Note 5 — Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses for each of the three years ended December 31 are shown below.

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$79,776	$66,602	$58,802
Provision for loan and lease losses	31,101	16,648	7,534
Charge-offs	(28,215)	(8,393)	(7,367)
Recoveries	5,574	4,919	5,254
Reserves acquired in acquisitions	-	-	2,379
Balance, end of year	$88,236	$79,776	$66,602

At December 31, 2009 and 2008, nonaccrual loans and leases, restructured loans and leases not in compliance with their modified terms and troubled debt restructured loans and leases, substantially all of which are collateralized, were $83.54 million and $36.55 million, respectively. Interest income for the years ended December 31, 2009, 2008, and 2007, would have increased by approximately $5.17 million, $1.54 million, and $0.72 million, respectively, if these loans and leases had earned interest at their full contract rate.

As of December 31, 2009 and 2008, impaired loans and leases totaled $80.54 million and $30.94 million respectively, of which $39.67 million and $21.36 million had corresponding specific reserves for loan and lease losses totaling $8.92 million and $4.54 million, respectively. The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them. As of December 31, 2009, a total of $74.18 million of the impaired loans and leases were nonaccrual loans and leases. For 2009, 2008, and 2007 the average recorded investment in impaired loans and leases was $65.87 million, $15.25 million and $8.35 million, respectively, and interest income recognized on impaired loans and leases totaled $1.93 million, $1.68 million, and $0.04 million, respectively.

Note 6 — Operating Leases

We finance various types of construction equipment, medium and heavy duty trucks, automobiles, and miscellaneous production equipment under leases principally classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term, typically from three to seven years. Rental income is earned on the operating lease assets and reported as noninterest income. These operating lease assets are depreciated over the term of the lease to the estimated fair value of the asset at the end of the lease. The depreciation of these operating lease assets is reported as a component of noninterest expense. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to us.

Operating lease equipment at December 31, 2009 and 2008 was $97.00 million and $83.06 million, respectively, net of accumulated depreciation of $48.48 million and $39.65 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2009, totaled $64.06 million, of which $25.47 million is due in 2010, $20.01 million in 2011, $12.96 million in 2012, $4.51 million in 2013, $1.06 million in 2014, and $0.05 million in 2015. Depreciation expense related to operating lease equipment for the year ended December 31, 2009 was $20.52 million.

Note 7 — Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)	2009	2008
Land	$11,052	$10,788
Buildings and improvements	47,771	47,832
Furniture and equipment	36,261	35,861
Total premises and equipment	95,084	94,481
Accumulated depreciation and amortization	(57,177)	(53,990)
Net premises and equipment	$37,907	$40,491

Depreciation and amortization of properties and equipment totaled $4.61 million in 2009, $5.31 million in 2008, and $5.36 million in 2007.

Note 8 — Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.03 billion at December 31, 2009, compared to $0.78 billion at December 31, 2008, and $0.76 billion at December 31, 2007.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

(Dollars in thousands)	2009	2008
Mortgage servicing assets:
Balance at beginning of year	$6,708	$7,440
Additions	7,143	5,488
Amortization	(3,331)	(2,838)
Sales	(1,771)	(3,382)
Carrying value before valuation allowance at end of year	8,749	6,708
Valuation allowance:
Balance at beginning of year	(2,073)	(161)
Impairment recoveries (charges)	2,072	(1,912)
Balance at end of year	$(1)	$(2,073)
Net carrying value of mortgage servicing assets at end of year	$8,748	$4,635
Fair value of mortgage servicing assets at end of year	$10,180	$4,715

During 2009, management determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2009, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated balance sheet by $1.43 million. This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights as of December 31 follow:

	2009	2008
Expected weighted-average life (in years)	2.95	3.02
Weighted-average constant prepayment rate (CPR)	18.73%	40.40%
Weighted-average discount rate	8.96%	8.45%

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $16.78 million and $13.21 million at December 31, 2009 and December 31, 2008, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.74 million, $3.05 million, and $2.85 million for 2009, 2008, and 2007, respectively. Mortgage loan contractual servicing fees are included in Mortgage banking income on the consolidated statement of income.

Note 9 — Intangible Assets and Goodwill

At December 31, 2009, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $6.89 million, which is net of accumulated amortization of $3.78 million. At December 31, 2008, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $8.36 million, which is net of accumulated amortization of $2.43 million. Intangible asset amortization was $1.35 million, $1.39 million, and $0.87 million for 2009, 2008, and 2007, respectively. Amortization on other intangible assets is expected to total $1.32 million, $1.29 million, $1.19 million, $1.02 million, and $0.83 million in 2010, 2011, 2012, 2013, and 2014, respectively.

A summary of core deposit intangible and other intangible assets as of December 31 follows:

(Dollars in thousands)	2009	2008
Core deposit intangibles:
Gross carrying amount	$10,421	$10,537
Less: accumulated amortization	(3,699)	(2,378)
Net carrying amount	$6,722	$8,159
Other intangibles:
Gross carrying amount	$254	$254
Less: accumulated amortization	(82)	(50)
Net carrying amount	$172	$204

Note 10 — Deposits

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2009, by time remaining until maturity is as follows:

(Dollars in thousands)
Under 3 months	$103,958
4 – 6 months	70,820
7 – 12 months	169,341
Over 12 months	165,961
Total	$510,080

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2009 were as follows:

(Dollars in thousands)
2010	$1,006,850
2011	289,050
2012	73,051
2013	51,888
2014	50,287
Thereafter	14,251
Total	$1,485,377

Note 11 — Borrowed Funds and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008
Term loan	$10,000	$10,000
Federal Home Loan Bank borrowings (4.77%–6.54%)	955	10,981
Mandatorily redeemable securities	8,201	7,905
Other long-term debt	605	946
Total long-term debt and mandatorily redeemable securities	$19,761	$29,832

Annual maturities of long-term debt outstanding at December 31, 2009, for the next five years beginning in 2010, are as follows (in thousands): $10,317; $216; $49; $51; and $54.

During 2007, we entered into a line of credit agreement whereby 1st Source may borrow up to $30.00 million. During 2008, $10.00 million was drawn on this line and converted to a term loan bearing a fixed interest rate of 4.28%. Interest is payable quarterly with principal due at the October 30, 2010 maturity. The Loan Agreement contains, among other provisions, certain covenants relating to capital structure financial requirements. $20.00 million remains available on the line of credit at December 31, 2009. The line of credit matures on October 30, 2010.

At December 31, 2009, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of five fixed rate notes with maturities ranging from 2016 to 2022. These notes were collateralized by $1.19 million of certain real estate loans.

Short-term borrowings include federal funds purchased, security repurchase agreements, commercial paper and other short-term borrowings. Federal funds purchased were $0.00 million and $105.50 million as of December 31, 2009 and 2008. Securities sold under agreement to repurchase were $123.79 million and $167.03 million as of December 31, 2009 and 2008. Commercial paper was $4.73 million and $4.46 million as of December 31, 2009 and 2008.  Other short-term borrowings were $21.60 million and $19.19 million as of December 31, 2009 and 2008.  Weighted average interest rates on short term borrowings as of December 31, 2009 and 2008 were 0.25% and 0.49% for federal funds purchased and security repurchase agreements, 0.43% and 0.29% for commercial paper and 1.80% and 2.92% for other short-term borrowings, respectively.

Mandatorily redeemable securities as of December 31, 2009, of $8.20 million reflected the "book value" shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2009, 2008, and 2007 was $0.45 million, $0.66 million, and $0.80 million, respectively.

Note 12 — Subordinated Notes

As of December 31, 2009, we sponsored two trusts, 1st Source Capital Trust IV and 1st Source Master Trust (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust. The Capital Trusts are reported in the financial statements as unconsolidated subsidiaries.  The junior subordinated debentures are reflected as subordinated notes in the Statements of Financial Condition.

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

The subordinated notes are summarized as follows, at December 31, 2009:

	Amount of
	Subordinated	Interest	Maturity
(Dollars in thousands)	Notes	Rate	Date
September 2004 issuance-fixed rate	$30,928	7.66%	12/15/34
June 2007 issuance-fixed rate	41,238	7.22%	06/15/37
August 2007 issuance-fixed rate	17,526	7.10%	09/15/37
Total	$89,692

Note 13 — Preferred Stock

On January 23, 2009, we entered into a Letter Agreement with the United States Department of the Treasury (the “Treasury”), pursuant to which we issued and sold (i) 111,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 837,947 shares of our common stock, without par value (the “Common Stock”), for an aggregate purchase price of $111,000,000 in cash.

The $111.00 million proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments. The fair value of the warrants was estimated using the binomial method. The expected volatility was based on the historical volatility for the ten year estimated life of the warrants. The following assumptions were used to value the warrants: a risk-free interest rate of 3.49%; an expected dividend yield of 3.21%; an expected volatility factor of 40.48%; and an expected warrant life of ten years. The fair value of the preferred stock was estimated using a discounted cash flow approach assuming a preferred stock life of five years and a 13.00% discount rate. The difference between the initial carrying value of $103.73 million that was allocated to the Series A Preferred Stock and its redemption value of $111.00 million will be charged to retained earnings (with a corresponding increase in the carrying value of the Series A Preferred Stock) over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.

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

Note 14 —  Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years end December 31.

(Dollars in thousands - except per share amounts)	2009	2008	2007
Distributed earnings allocated to common stock	$14,247	$13,980	$13,102
Undistributed earnings allocated to common stock	4,735	19,035	17,094
Net earnings allocated to common stock	18,982	33,015	30,196
Net earnings allocated to participating securities	92	371	343
Net income allocated to common stock and participating securities	$19,074	$33,386	$30,539

Weighted average shares outstanding for basic earnings per common share	24,157,179	24,105,753	23,516,342
Dilutive effect of stock compensation	6,510	281,979	293,525
Weighted average shares outstanding for diluted earnings per common share	24,163,689	24,387,732	23,809,867

Basic earnings per common share	$0.79	$1.38	$1.30
Diluted earnings per common share	$0.79	$1.37	$1.28

Note 15 — Employee Benefit Plans

The 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan (as amended, the “Plan”) includes an employee stock ownership component, which is designed to invest in and hold 1st Source common stock, and a 401(k) plan component, which holds all Plan assets not invested in 1st Source common stock. The Plan also includes a number of features that encourage diversification of investments with more opportunities to change investment elections and contribution levels.

Employees are eligible to participate in the Plan the first of the month following 90 days of employment. We match dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. We will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of compensation. Additionally, each year we may, in our sole discretion, make a discretionary profit sharing contribution. As of December 31, 2009 and 2008, there were 1,262,509 and 1,191,749 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.

Our contribution is allocated among the participants on the basis of compensation. Each participant’s account is credited with cash and/or shares of 1st Source common stock based on that participant’s compensation earned during the year. After completing five years of service in which they worked at least 1,000 hours per year, a participant will be completely vested in their employer’s contribution. An employee is always 100% vested in their deferral. Plan participants are entitled to receive distributions from their Plan accounts upon termination of service, which includes retirement or death.

Contribution expense for the years ended December 31, 2009, 2008, and 2007, amounted to $2.83 million, $2.90 million, and $2.74 million, respectively.

The fixed 2% component of the Plan is based on 2% of participants’ eligible compensation. For the years ended December 31, 2009, 2008, and 2007, total pension expense for this plan amounted to $1.10 million, $1.37 million, and $1.06 million, respectively.

In addition to the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan, we provide certain health care and life insurance benefits for substantially all of our retired employees. Effective March 31, 2009, we amended the plan so that no new retirees will be covered by the plan. The amendment will have no effect on the coverage for retirees covered at the time of the amendment. Prior to amendment, all of our full-time employees became eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. The medical plan pays a stated percentage of eligible medical expenses reduced for any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and for life insurance is $3,000.

Our net periodic post retirement benefit (recovery) cost recognized in the consolidated financial statements for the years ended December 31, 2009, 2008, and 2007 amounted to $(1.43) million, $0.13 million, and $(0.01) million, respectively. Our accrued postretirement benefit cost was not material at December 31, 2009, 2008, and 2007.

Note 16 — Employee Stock Benefit Plans

As of December 31, 2009, we had five stock-based employee compensation plans. These plans include two stock option plans, namely, the 1992 Stock Option Plan, and the 2001 Stock Option Plan; two executive stock award plans, namely, the Executive Incentive Plan, and the Restricted Stock Award Plan; and the Employee Stock Purchase Plan. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the "Committee") of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

A combined summary of activity regarding our active stock option plans and stock award plans is presented in the following table.

		Non-Vested Stock		Stock Options
		Awards Outstanding		Outstanding
			Weighted-		Weighted-
	Shares	Number of	Average		Average
	Available	Shares	Grant-Date	Number of	Exercise
	for Grant		Fair Value	Shares	Price
Balance, January 1, 2007	2,407,659	410,148	$13.90	489,475	$26.04
Shares authorized --2007 EIP	97,250	-	-	-	-
Granted	(131,796)	129,100	18.90	2,696	28.40
Stock options exercised	-	-	-	(20,654)	15.63
Stock awards vested	-	(48,530)	15.43	-	-
Forfeited	555	(20,516)	12.33	-	-
Canceled	-	-	-	-	-
Balance, December 31, 2007	2,373,668	470,202	15.18	471,517	26.51
Shares authorized --2008 EIP	64,847	-	-	-	-
Granted	(66,847)	66,847	17.96	-	-
Stock options exercised	-	-	-	-	-
Stock awards vested	-	(37,070)	16.92	-	-
Forfeited	15,902	(64,508)	15.10	(390,569)	28.17
Canceled	-	-	-	-	-
Balance, December 31, 2008	2,387,570	435,471	15.47	80,948	18.51
Shares authorized --2009 EIP	46,261	-	-	-	-
Granted	(87,761)	87,761	17.75	-	-
Stock options exercised	-	-	-	-	-
Stock awards vested	-	(34,395)	16.99	-	-
Forfeited	2,047	(66,930)	11.85	(9,185)	21.03
Canceled	-	-	-	-	-
Balance, December 31, 2009	2,348,117	421,907	$16.40	71,763	$18.19

Stock Option Plans — Our incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and the 2001 Stock Option Plan (the "2001 Plan"). As of December 31, 2009, there were 7,508 stock options remaining exercisable under the 1992 Plan, all of which will expire no later than January 2011. We have not issued any awards from the 1992 Plan since 2001, as the 1992 Plan was terminated, except for outstanding options, after the 2001 Plan was approved by the shareholders. Options under the 2001 Plan vest in one to eight years from date of grant. As of December 31, 2009, there were 64,255 shares available for issuance upon exercise and 2,119,922 shares available for issuance under the 2001 Plan.

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

Proceeds from stock option exercises totaled $0.32 million in 2007. There were no stock option exercises during 2008 or 2009.  All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $0.09 million and $0.07 million at December 31, 2009. The total intrinsic value of stock options exercised was $0.27 million in 2007. The total fair value of share awards vested was $0.72 million during 2009, $0.66 million in 2008, and $0.98 million in 2007.

Other information regarding stock options outstanding and exercisable as of December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$12.04 to $17.99	29,508	2.73	$13.38	24,008	$13.69
$18.00 to $26.99	36,700	1.58	20.43	36,700	20.43
$27.00 to $29.46	5,555	1.81	28.95	5,555	28.95

As stated in Note 1 - Accounting Policies, effective January 1, 2006, we adopted the fair value recognition provisions which require that stock-based compensation to employees be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for

1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. We recognized additional stock-based compensation expense related to stock options of $12,362 for 2009, $15,364 for 2008 and $65,174 for 2007 (not subject to tax).

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility estimated over a period equal to the expected life of the options. In estimating the fair value of stock options under the Black-Scholes valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected life of the options granted is derived based on past experience and represents the period of time that options granted are expected to be outstanding. The following weighted-average assumptions were used in the option pricing model for options granted in 2007 (no options were granted in 2008 or 2009):  a risk-free interest rate of 4.10%; an expected dividend yield of 1.94%; an expected volatility factor of 30.46%; and an expected option life of 4.67 years. The weighted-average grant date per share fair value of options granted was $7.67 for 2007.

Stock Award Plans — Our incentive stock award plans include the Executive Incentive Plan (EIP) and the Restricted Stock Award Plan (RSAP). The EIP is also administered by the Committee. Awards under the EIP include "book value" shares and "market value" shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over a two to ten year period and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.

Stock-based compensation expense relating to the EIP and RSAP totaled $1.03 million in 2009, $0.32 million in 2008, and $0.16 million in 2007. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $0.85 million in 2009, $0.93 million in 2008, and $0.69 million in 2007. Unrecognized stock-based compensation expense related to stock options (2001 Plan) totaled $16,121 at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.3 years. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/RSAP) was $2.71 million at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.77 years.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for our purposes is the date of the award.

Employee Stock Purchase Plan — We offer an Employee Stock Purchase Plan (ESPP) for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2009, 2008, and 2007 offerings were $17.63 (0.05%), $20.70 (0.05%), and $25.58 (1.69%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2009 and runs through May 31, 2011, with $216,390 in stock value to be purchased at $17.63 per share.

Note 17 — Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)	2009	2008	2007
Current:
Federal	$(983)	$21,112	$14,630
State	1,324	2,682	1,072
Total current	341	23,794	15,702
Deferred:
Federal	6,172	(9,446)	(4,191)
State	(485)	(1,333)	(367)
Total deferred	5,687	(10,779)	(4,558)
Total provision	$6,028	$13,015	$11,144

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:

	2009		2008		2007
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
Year Ended December 31 (Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Statutory federal income tax	$11,031	35.0%	$16,240	35.0%	$14,589	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(2,539)	(8.1)	(2,412)	(5.2)	(2,380)	(5.7)
Settlements with taxing authorities	(2,170)	(6.9)	-	-	-	-
State taxes, net of federal income tax benefit	545	1.7	877	1.9	458	1.1
Dividends received deduction	(76)	(0.2)	(171)	(0.4)	(343)	(0.8)
Other	(763)	(2.4)	(1,519)	(3.2)	(1,180)	(2.9)
Total	$6,028	19.1%	$13,015	28.1%	$11,144	26.7%
The tax expense (benefit) applicable to securities gains for the years 2009, 2008, and 2007 was $639,000 , $(3,786,000), and $(1,185,000), respectively.

Deferred tax assets and liabilities as of December 31, 2009 and 2008 consisted of the following:

(Dollars in thousands)	2009	2008
Deferred tax assets:
Reserve for loan and lease losses	$33,809	$30,583
Accruals for employee benefits	2,785	3,323
Alternative minimum tax	1,678	-
Capital loss carryover	459	-
Securities valuation reserve	82	6,368
Other	1,770	521
Total deferred tax assets	40,583	40,795
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	31,884	29,782
Differing bases in assets related to acquisitions	3,242	2,783
Net unrealized gains on securities available-for-sale	3,105	3,550
Mortgage servicing	3,018	1,206
Capitalized loan costs	1,306	1,879
Other	1,472	1,010
Total deferred tax liabilities	44,027	40,210
Net deferred tax (liability)/asset	$(3,444)	$585

No valuation allowance for deferred tax assets was recorded at December 31, 2009 and 2008 as we believe it is more likely than not that all of the deferred tax assets will be realized. As of December 31, 2009, we have $1.7 million of Alternative Minimum Tax Credits which have an indefinite life. We expect to fully utilize the amounts carried forward.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$7,601	$7,063	$5,795
Additions based on tax positions related to the current year	409	1,271	1,268
Additions for tax positions of prior years	771	693	-
Reductions for tax positions of prior years	(52)	(136)	-
Reductions due to lapse in statute of limitations	(837)	(1,290)	-
Settlements	(4,849)	-	-
Balance, end of year	$3,043	$7,601	$7,063

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.30 million at December 31, 2009, $4.19 million at December 31, 2008 and $4.25 million at December 31, 2007. Interest and penalties are recognized through the income tax provision. For the years 2009, 2008 and 2007, we recognized approximately $(0.73) million, $0.14 million and $0.26 million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.55 million, $1.27 million and $1.13 million were accrued at December 31, 2009, 2008 and 2007, respectively.

Tax years that remain open and subject to audit include the federal 2006–2009 years and the Indiana 2006–2009 years. During the first quarter 2009, we reached a resolution of audit examinations for the 2002-2007 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $4.85 million that affected the effective tax rate and increased earnings in the amount of $2.60 million. We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 18 — Contingent Liabilities, Commitments, and Financial Instruments with Off-Balance-Sheet Risk

Contingent Liabilities —1st Source and our subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on our consolidated financial position or results of operations.

Commitments — 1st Source and our subsidiaries are obligated under operating leases for certain office premises and equipment. In 1982, we sold the headquarters building and entered into a leaseback agreement with the purchaser. At December 31, 2009, the remaining term of the lease was three years with options to renew for up to 15 additional years. Approximately 35% of the facility is subleased to other tenants.

Future minimum rental commitments for all noncancellable operating leases total approximately, $2.60 million in 2010, $2.28 million in 2011, $1.22 million in 2012, $0.58 million in 2013, $0.47 million in 2014, and $1.14 million, thereafter. As of December 31, 2009, future minimum rentals to be received under noncancellable subleases totaled $2.82 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31 (Dollars in thousands)	2009	2008	2007
Gross rental expense	$3,016	$3,116	$3,255
Sublease rental income	(1,516)	(1,523)	(1,640)
Net rental expense	$1,500	$1,593	$1,615

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit are essentially the same as those involved in extending loan commitments to clients. Standby letters of credit totaled $19.02 million and $82.18 million at December 31, 2009 and 2008, respectively. Standby letters of credit generally have terms ranging from six months to one year.

Note 19 — Derivative Financial Instruments

Commitments to originate or purchase residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments. See Note 18 for further information.

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

At December 31, 2009 and 2008, the amounts of non-hedging derivative financial instruments are shown in the chart below:

(Dollars in thousands)		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
	amount	location	value	location	value

Interest rate swap contracts	$412,717	Other assets	$13,516	Other liabilities	$13,988
Loan commitments	48,821	Mortgages held for sale	77	N/A	-
Forward contracts	38,940	Mortgages held for sale	411	N/A	-
Total - December 31, 2009			$14,004		$13,988

Interest rate swap contracts	$421,283	Other assets	$22,663	Other liabilities	$23,003
Loan commitments	93,317	Mortgages held for sale	1,582	N/A	-
Forward contracts	97,555	N/A	-	Mortgages held for sale	1,385
Total - December 31, 2008			$24,245		$24,388

At December 31, 2009, 2008 and 2007, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

	Statement of	Gain (loss)
(Dollars in thousands)	Income location	2009	2008	2007

Interest rate swap contracts	Other expense	$(431)	$(271)	$(69)
Loan commitments	Mortgage banking income	(1,505)	1,595	193
Forward contracts	Mortgage banking income	1,796	(1,131)	(513)
Total		$(140)	$193	$(389)

Note 20 — Regulatory Matters

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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. As discussed in Note 13, preferred stock issued under the TARP program qualifies as Tier 1 capital as well.

The actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2009, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$605,793	17.72%	$273,568	8.00%	$341,961	10.00%
1st Source Bank	571,328	16.78%	272,404	8.00%	340,505	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	561,862	16.43%	136,784	4.00%	205,176	6.00%
1st Source Bank	528,184	15.51%	136,202	4.00%	204,303	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	561,862	12.74%	176,346	4.00%	220,433	5.00%
1st Source Bank	528,184	12.03%	175,577	4.00%	219,471	5.00%

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2009 and 2008, was approximately $3.00 million and $3.33 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank can pay dividends in 2010 of up to $27.97 million, plus an additional amount equal to its net profits for 2010, as defined by statute, up to the date of any such dividend declaration.

Due to our mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank's net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2009, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Values of Financial Instruments

We elected fair value accounting for new mortgages held for sale originations starting on January 1, 2008. We believe the election for mortgages held for sale (which are hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. There was no transition adjustment required for mortgages held for sale because we continued to account for mortgages held for sale originated prior to January 1, 2008 at the lower of cost or fair value. At December 31, 2009 and 2008, all mortgages held for sale are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on December 31, 2009 and 2008:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2009
Mortgages held for sale reported at fair value:
Total Loans	$26,649	$25,758	$891	(1)
Nonaccrual Loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-
December 31, 2008
Mortgages held for sale reported at fair value:
Total Loans	$46,686	$45,141	$1,545	(1)
Nonaccrual Loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

(1) The excess of fair value carrying amount over unpaid principal is included in mortgage banking income and includes changes in fair value at and subsequent to funding, gains and  losses on the related loan commitment prior to funding, and premiums on acquired loans.

We also deferred until January 1, 2009 the application of Fair Value Measurements to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  Items affected by this deferral included goodwill, repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measurements.

We determine the fair values of our financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted price and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

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

Mortgages held for sale and the related loan commitments and forward contracts (hedges) are valued using a market value approach and utilizing an appropriate current market yield and a loan commitment closing rate based on historical analysis.

Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters. This valuation process considers various factors including interest rate yield curves, time value and volatility factors.

The table below presents the balance of assets and liabilities at December 31, 2009 and 2008, measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale:
U.S. Treasury and Federal agencies securities	$20,052	$369,117	$-	$389,169
U.S. States and political subdivisions securities	-	173,509	18,310	191,819
Mortgage-backed securities - Federal agencies	-	290,977	-	290,977
Corporate debt securities	-	26,322	-	26,322
Foreign government securities	-	-	675	675
Total debt securities	20,052	859,925	18,985	898,962
Marketable equity securities	2,667	-	9	2,676
Total investment securities available for sale	22,719	859,925	18,994	901,638
Trading account securities	125	-	-	125
Mortgages held for sale	-	26,649	-	26,649
Accrued income and other liabilities (interest rate swap agreements)	-	13,516	-	13,516
Total - December 31, 2009	$22,844	$900,090	$18,994	$941,928

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$-	$13,988	$-	$13,988
Total - December 31, 2009	$-	$13,988	$-	$13,988

Assets:
Investment securities available for sale:
U.S. Treasury and Federal agencies securities	$81,621	$214,730	$-	$296,351
U.S. States and political subdivisions securities	-	181,977	18,972	200,949
Mortgage-backed securities - Federal agencies	-	210,008	-	210,008
Corporate debt securities	-	10,544	-	10,544
Foreign government securities	-	-	435	435
Total debt securities	81,621	617,259	19,407	718,287
Marketable equity securities	3,249	3,209	9	6,467
Total investment securities available for sale	84,870	620,468	19,416	724,754
Trading account securities	100	-	-	100
Mortgages held for sale	-	46,686	-	46,686
Accrued income and other liabilities (interest rate swap agreements)	-	22,663	-	22,663
Total - December 31, 2008	$84,970	$689,817	$19,416	$794,203

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$-	$23,003	$-	$23,003
Total - December 31, 2008	$-	$23,003	$-	$23,003

The changes in Level 3 assets and liabilities at December 31, 2009 and 2008, measured at fair value on a recurring basis are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government securities	Marketable equity securities	Other investments	Investment securities available-for-sale
Beginning balance January 1, 2009	$18,972	$435	$9	$-	$19,416
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	362	-	-	-	362
Purchases and issuances	20,116	400	-	-	20,516
Settlements	-	-	-	-	-
Expirations	(21,140)	(160)	-	-	(21,300)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance December 31, 2009	$18,310	$675	$9	$-	$18,994

Beginning balance January 1, 2008	$37,342	$665	$2,562	$1,643	$42,212
Total gains or losses (realized/unrealized):
Included in earnings	(42)	-	789	-	747
Included in other comprehensive income	(589)	-	(773)	-	(1,362)
Purchases and issuances	24,714	-	-	-	24,714
Settlements	-	-	-	-	-
Expirations	(47,199)	(230)	(2,569)	-	(49,998)
Transfers in and/or out of Level 3	4,746	-	-	(1,643)	3,103
Ending balance December 31, 2008	$18,972	$435	$9	$-	$19,416

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2009.

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

Mortgage servicing rights (MSRs) and related adjustments to fair value result from application of lower-of-cost-or-fair value accounting. For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. A fair value analysis is also obtained from an independent third party agent. MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of our servicing portfolio may differ from those of any servicing portfolios that do trade.

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

Other real estate is based on the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2009 and 2008, respectively: impaired loans - $16.06 million and $2.54 million; venture capital partnership investments - $(0.45) million and $0.13 million; mortgage servicing rights - $(2.07) million and $1.91 million; goodwill - $0.00 million and $0.00 million; repossessions - $0.30 million and $0.22 million, and other real estate - $0.16 million and $0.07 million.

For assets measured at fair value on a nonrecurring basis at December 31, 2009 and 2008, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2009
Loans	$-	$-	$80,537	$80,537
Accrued income and other assets (venture capital partnership investments)	-	-	2,662	2,662
Accrued income and other assets (mortgage servicing rights)	-	-	8,748	8,748
Goodwill and intangible assets (goodwill)	-	83,329	-	83,329
Accrued income and other assets (repossessions)	-	-	10,165	10,165
Accrued income and other assets (other real estate)	-	-	6,529	6,529
Total	$-	$83,329	$108,641	$191,970
December 31, 2008
Loans	$-	$-	$30,941	$30,941
Accrued income and other assets (venture capital partnership investments)	-	-	2,253	2,253
Accrued income and other assets (mortgage servicing rights)	-	-	4,715	4,715
Total	$-	$-	$37,909	$37,909

The fair values of our financial instruments as of December 31, 2009 and 2008 are summarized in the table below.

	2009		2008
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$72,872	$72,872	$119,771	$119,771
Federal funds sold and interest bearing deposits with other banks	141,166	141,166	6,951	6,951
Investment securities, available-for-sale	901,638	901,638	724,754	724,754
Other investments and trading account securities	21,137	21,137	18,712	18,712
Mortgages held for sale	26,649	26,649	46,686	46,686
Loans and leases, net of reserve for loan and lease losses	3,004,914	3,042,251	3,218,436	3,239,567
Cash surrender value of life insurance policies	51,342	51,342	38,837	38,837
Mortgage servicing rights	8,748	10,180	4,635	4,715
Interest rate swaps	13,516	13,516	22,663	22,663
Liabilities:
Deposits	$3,652,464	$3,692,203	$3,514,542	$3,486,609
Short-term borrowings	150,110	150,110	296,175	296,175
Long-term debt and mandatorily redeemable securities	19,761	19,831	29,832	29,674
Subordinated notes	89,692	81,118	89,692	73,972
Interest rate swaps	13,988	13,988	23,003	23,003
Off-balance-sheet instruments *	-	150	-	297
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

Note 22 — 1st Source Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2009	2008
ASSETS
Cash	$1	$2
Short-term investments with bank subsidiary	45,695	15,368
Investment securities, available-for-sale
(amortized cost of $6,175 and $4,742 at December 31, 2009 and 2008, respectively)	7,581	6,811
Trading account securities	125	100
Investments in:
Bank subsidiaries	621,265	534,586
Non-bank subsidiaries	2,396	3,091
Premises and equipment, net	2,240	2,264
Other assets	7,124	6,803
Total assets	$686,427	$569,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$5,113	$5,344
Other liabilities	2,518	1,739
Long-term debt and mandatorily redeemable securities	108,476	108,278
Total liabilities	116,107	115,361
Shareholders’ equity	570,320	453,664
Total liabilities and shareholders’ equity	$686,427	$569,025

STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2009	2008	2007
Income:
Dividends from bank and non-bank subsidiaries	$23,104	$17,468	$58,051
Rental income from subsidiaries	2,391	2,412	2,442
Other	507	994	2,077
Investment securities and other investment (losses) gains	(426)	(1,053)	3
Total income	25,576	19,821	62,573
Expenses:
Interest on long-term debt and mandatorily redeemable securities	7,477	7,773	7,294
Interest on commercial paper and other short-term borrowings	16	209	639
Rent expense	1,090	1,060	1,057
Other	1,339	1,850	1,572
Total expenses	9,922	10,892	10,562
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	15,654	8,929	52,011
Income tax benefit	2,899	3,308	2,380
Income before equity in undistributed (distributed in excess of) income of subsidiaries	18,553	12,237	54,391
Equity in undistributed (distributed in excess of) income of subsidiaries:
Bank subsidiaries	6,996	21,235	(23,028)
Non-bank subsidiaries	(59)	(86)	(824)
Net income	$25,490	$33,386	$30,539

STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2009	2008	2007
Operating activities:
Net income	$25,490	$33,386	$30,539
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(6,937)	(21,149)	23,852
Depreciation of premises and equipment	428	377	316
Realized and unrealized investment securities losses (gains)	426	1,053	(3)
Change in trading account securities	(25)	(100)	-
Other	919	2,732	(629)
Net change in operating activities	20,301	16,299	54,075
Investing activities:
Proceeds from sales and maturities of investment securities	46,294	2,879	18,752
Purchases of investment securities	(48,513)	-	(10,499)
Net change in premises and equipment	(404)	(405)	(410)
Change in short-term investments with bank subsidiary	(30,327)	(4,148)	3,222
Change in loans made to subsidiaries, net	-	-	3,030
Capital contributions to subsidiaries	(80,000)	-	-
Return of capital from subsidiaries	636	5,950	5,106
Cash paid for acquisition, net	-	-	(78,348)
Net change in investing activities	(112,314)	4,276	(59,147)
Financing activities:
Net change in commercial paper	(231)	(6,131)	3
Proceeds from issuance of subordinated notes	-	-	58,764
Payments on subordinated notes	-	(10,310)	(17,784)
Proceeds from issuance of long-term debt	153	10,000	-
Payments on long-term debt	(252)	(252)	(10,259)
Net proceeds from issuance of treasury stock	1,663	341	545
Proceeds from issuance of preferred stock and common stock warrants	111,000	-	-
Acquisition of treasury stock	(1,299)	-	(12,821)
Cash dividends paid on preferred stock	(4,502)
Cash dividends paid on common stock	(14,520)	(14,253)	(13,345)
Net change in financing activities	92,012	(20,605)	5,103
Net change in cash and cash equivalents	(1)	(30)	31
Cash and cash equivalents, beginning of year	2	32	1
Cash and cash equivalents, end of year	$1	$2	$32

Note 23 — Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or February 19, 2010. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2009, 1st Source’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting.  This report appears on page 27.

By           /s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By           /s/ LARRY E. LENTYCH
Larry E. Lentych, Treasurer and Chief Financial Officer

South Bend, Indiana

Item 9B.  Other Information.

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the caption "Proposal Number 1: Election of Directors," "Board Committees and Other Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2010 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

The information under the caption "Compensation Discussion and Analysis" of the 2010 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2010 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a)]
Equity compensation plans
approved by shareholders
1992 stock option plan	7,508	$17.31	-
2001 stock option plan	64,255	18.29	2,119,922
1997 employee stock purchase plan	27,639	19.34	150,160
1982 executive incentive plan	-	-	96,230	(1	)(2)
1982 restricted stock award plan	-	-	131,965	(1)
Total plans approved by shareholders	99,402	$18.51	2,498,277
Equity compensation plans
not approved by shareholders	-	-	-
Total equity compensation plans	99,402	$18.51	2,498,277
(1)Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.
(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption "Proposal Number 1: Election of Directors" of the 2010 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the caption "Relationship with Independent Registered Public Accounting Firm" of the 2010 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm

Consolidated statements of financial condition — December 31, 2009 and 2008

Consolidated statements of income — Years ended December 31, 2009, 2008, and 2007

Consolidated statements of shareholders’ equity — Years ended December 31, 2009, 2008, and 2007

Consolidated statements of cash flows — Years ended December 31, 2009, 2008, and 2007

Notes to consolidated financial statements — December 31, 2009, 2008, and 2007

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.
3(b)	By-Laws of Registrant, as amended July 30, 2009, filed as exhibit to Form 8-K, dated July 30, 2009, and incorporated herein by reference.
3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.
4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.
4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.
4(c)	Form of Certificate for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.
4(d)	Warrant for Purchase of Shares of Common Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.
10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(a)(2)	Employment Agreement of Wellington D. Jones III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(a)(4)	Employment Agreement of Larry E. Lentych, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(a)(6)	Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.
10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.
10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.
10(e)	1st Source Corporation 2001 Stock Option Plan, amended July 27, 2006, and filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.
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

10(l)	Form of CPP Compensation Limitation Agreement, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):
	Name	Jurisdiction
	1st Source Bank	Indiana
	SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
	1st Source Insurance, Inc. *	Indiana
	1st Source Specialty Finance, Inc. *	Indiana
	FBT Capital Corporation (Inactive)	Indiana
	1st Source Leasing, Inc.	Indiana
	1st Source Capital Corporation *	Indiana
	Trustcorp Mortgage Company (Inactive)	Indiana
	1st Source Capital Trust IV	Delaware
	1st Source Master Trust	Delaware
	Michigan Transportation Finance Corporation *	Michigan
	1st Source Intermediate Holding, LLC	Delaware
	1st Source Funding, LLC	Delaware
	1st Source Corporation Investment Advisors, Inc. *	Indiana
	SFG Commercial Aircraft Leasing, Inc. *	Indiana
	SFG Equipment Leasing Corporation I*	Indiana
	Washington and Michigan Insurance, Inc.*	Arizona
*Wholly-owned subsidiaries of 1st Source Bank
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).
31.2	Certification of Larry E. Lentych, Chief Financial Officer (Rule 13a-14(a)).
32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.
32.2	Certification of Larry E. Lentych, Chief Financial Officer.
99.1	First fiscal year certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2009.
99.2	First fiscal year certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the fiscal year ended December 31, 2009.

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

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board, President and Chief Executive Officer	February 19, 2010
Christopher J. Murphy III

/s/ WELLINGTON D. JONES III	Executive Vice President and Director	February 19, 2010
Wellington D. Jones III

/s/ LARRY E. LENTYCH	Treasurer, Chief Financial Officer and Principle Accounting Officer	February 19, 2010
Larry E. Lentych

/s/ JOHN B. GRIFFITH	Secretary and General Counsel	February 19, 2010
John B. Griffith

/s/ DANIEL B. FITZPATRICK	Director	February 19, 2010
Daniel B. Fitzpatrick

/s/ TERRY L. GERBER	Director	February 19, 2010
Terry L. Gerber

/s/ LAWRENCE E. HILER	Director	February 19, 2010
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON	Director	February 19, 2010
William P. Johnson

/s/ CRAIG A. KAPSON	Director	February 19, 2010
Craig A. Kapson

/s/ REX MARTIN	Director	February 19, 2010
Rex Martin

/s/ DANE A. MILLER	Director	February 19, 2010
Dane A. Miller

/s/ TIMOTHY K. OZARK	Director	February 19, 2010
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 19, 2010
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 19, 2010
Mark D. Schwabero