Form 10-Q
period 2010-03-31
1ST SOURCE CORP
filed 2010-04-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     March 31, 2010

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes         ☒ No

Number of shares of common stock outstanding as of April 16, 2010 – 24,286,688 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands, except share amounts)
	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$53,518	$72,872
Federal funds sold and
interest bearing deposits with other banks	71,139	141,166
Investment securities available-for-sale
(amortized cost of $878,403 and $893,439
at March 31, 2010 and December 31, 2009, respectively)	888,862	901,638
Other investments	21,012	21,012
Trading account securities	130	125
Mortgages held for sale	23,067	26,649
Loans and leases - net of unearned discount
Commercial and agricultural loans	546,826	546,222
Auto, light truck and environmental equipment	364,445	349,741
Medium and heavy duty truck	200,228	204,545
Aircraft financing	608,643	617,384
Construction equipment financing	303,866	313,300
Loans secured by real estate	977,667	952,223
Consumer loans	104,440	109,735
Total loans and leases	3,106,115	3,093,150
Reserve for loan and lease losses	(87,827)	(88,236)
Net loans and leases	3,018,288	3,004,914
Equipment owned under operating leases, net	92,226	97,004
Net premises and equipment	37,556	37,907
Goodwill and intangible assets	89,949	90,222
Accrued income and other assets	149,365	148,591
Total assets	$4,445,112	$4,542,100

LIABILITIES
Deposits:
Noninterest bearing	$457,645	$450,608
Interest bearing	3,081,485	3,201,856
Total deposits	3,539,130	3,652,464
Federal funds purchased and securities
sold under agreements to repurchase	111,788	123,787
Other short-term borrowings	29,358	26,323
Long-term debt and mandatorily redeemable securities	24,847	19,761
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	71,240	59,753
Total liabilities	3,866,055	3,971,780

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued 111,000 at March 31, 2010,
and at December 31, 2009	105,254	104,930
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at March 31, 2010,
and at December 31, 2009	350,272	350,269
Retained earnings	147,381	142,407
Cost of common stock in treasury (1,356,818 shares at March 31, 2010, and
1,532,483 shares at December 31, 2009)	(30,348)	(32,380)
Accumulated other comprehensive income	6,498	5,094
Total shareholders' equity	579,057	570,320
Total liabilities and shareholders' equity	$4,445,112	$4,542,100

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans and leases	$42,270	$44,597
Investment securities, taxable	5,401	4,036
Investment securities, tax-exempt	1,467	1,710
Other	274	333
Total interest income	49,412	50,676

Interest expense:
Deposits	12,405	17,606
Short-term borrowings	188	349
Subordinated notes	1,647	1,647
Long-term debt and mandatorily redeemable securities	270	352
Total interest expense	14,510	19,954

Net interest income	34,902	30,722
Provision for loan and lease losses	4,388	7,785
Net interest income after provision for
loan and lease losses	30,514	22,937

Noninterest income:
Trust fees	3,745	3,804
Service charges on deposit accounts	4,620	4,746
Mortgage banking income	777	2,570
Insurance commissions	1,465	1,516
Equipment rental income	6,745	6,147
Other income	2,689	2,235
Investment securities and other investment gains (losses)	881	(469)
Total noninterest income	20,922	20,549

Noninterest expense:
Salaries and employee benefits	18,810	20,086
Net occupancy expense	2,487	2,601
Furniture and equipment expense	2,800	3,481
Depreciation - leased equipment	5,364	4,956
Professional fees	1,514	1,062
Supplies and communication	1,369	1,567
FDIC and other insurance	1,674	1,550
Business development and marketing expense	567	485
Loan and lease collection and repossession expense	1,106	559
Other expense	1,419	2,293
Total noninterest expense	37,110	38,640

Income before income taxes	14,326	4,846
Income tax expense (benefit)	4,647	(1,405)

Net income	9,679	6,251
Preferred stock dividends and discount accretion	(1,711)	(1,313)
Net income available to common shareholders	$7,968	$4,938

Per common share
Basic net income per common share	$0.33	$0.20
Diluted net income per common share	$0.33	$0.20
Dividends	$0.15	$0.14
Basic weighted average common shares outstanding	24,210,242	24,150,200
Diluted weighted average common shares outstanding	24,215,506	24,191,610

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2009	$453,664	$0	$342,982	$136,877	$(32,019)	$5,824
Comprehensive Income, net of tax:
Net Income	6,251	-	-	6,251	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(853)	-	-	-	-	(853)
Total Comprehensive Income	5,398	-	-	-	-	-
Issuance of 78,194 common shares
under stock based compensation awards,
including related tax effects	1,566	-	-	687	879	-
Issuance of preferred stock	103,725	103,725	-	-	-	-
Preferred stock discount accretion	-	265	-	(265)	-	-
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend (paid and/or accrued)	(1,048)	-	-	(1,048)	-	-
Common stock dividend ($0.14 per share)	(3,381)	-	-	(3,381)	-	-
Stock based compensation	3	-	3	-	-	-
Balance at March 31, 2009	$567,202	$103,990	$350,260	$139,121	$(31,140)	$4,971

Balance at January 1, 2010	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive Income, net of tax:
Net Income	9,679	-	-	9,679	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	1,404	-	-	-	-	1,404
Total Comprehensive Income	11,083	-	-	-	-	-
Issuance of 182,934 common shares
under stock based compensation awards,
including related tax effects	2,778	-	-	632	2,146	-
Cost of 7,269 shares of common
stock acquired for treasury	(114)	-	-	-	(114)	-
Preferred stock discount accretion	-	324	-	(324)	-	-
Preferred stock dividend (paid and/or accrued)	(1,387)	-	-	(1,387)	-	-
Common stock dividend ($0.15 per share)	(3,626)	-	-	(3,626)	-	-
Stock based compensation	3	-	3	-	-	-
Balance at March 31, 2010	$579,057	$105,254	$350,272	$147,381	$(30,348)	$6,498

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$9,679	$6,251
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan and lease losses	4,388	7,785
Depreciation of premises and equipment	1,182	1,226
Depreciation of equipment owned and leased to others	5,364	4,956
Amortization of investment security premiums
and accretion of discounts, net	668	1,662
Amortization of mortgage servicing rights	761	724
Mortgage servicing asset (recovery) impairment	(1)	565
Deferred income taxes	948	(1,944)
Investment securities and other investment (gains) losses	(881)	469
Originations/purchases of loans held for sale, net of principal collected	(50,208)	(195,322)
Proceeds from the sales of loans held for sale	54,303	117,411
Net gain on sale of loans held for sale	(512)	(1,888)
Change in trading account securities	(5)	1
Change in interest receivable	75	(1,002)
Change in interest payable	1,110	2,165
Change in other assets	(1,337)	665
Change in other liabilities	8,573	(7,896)
Other	15	587
Net change in operating activities	34,122	(63,585)

Investing activities:
Proceeds from sales of investment securities	71,579	98,945
Proceeds from maturities of investment securities	123,734	77,103
Purchases of investment securities	(180,063)	(384,778)
Net change in short-term investments	70,026	(1,539)
Loans sold or participated to others	4,586	3,978
Net change in loans and leases	(22,348)	76,305
Net change in equipment owned under operating leases	(586)	(2,119)
Purchases of premises and equipment	(857)	(542)
Net change in investing activities	66,071	(132,647)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(69,419)	59,910
Net change in certificates of deposit	(43,915)	(26,584)
Net change in short-term borrowings	(8,964)	4,966
Proceeds from issuance of long-term debt	5,303	12
Payments on long-term debt	(139)	(10,186)
Net proceeds from issuance of treasury stock	2,778	1,566
Acquisition of treasury stock	(114)	-
Net proceeds from issuance of preferred stock & common stock warrants	-	111,000
Cash dividends paid on preferred stock	(1,387)	(339)
Cash dividends paid on common stock	(3,690)	(3,440)
Net change in financing activities	(119,547)	136,905

Net change in cash and cash equivalents	(19,354)	(59,327)

Cash and cash equivalents, beginning of year	72,872	119,771

Cash and cash equivalents, end of period	$53,518	$60,444

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.              Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2009 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2.              Recent Accounting Pronouncements

Subsequent Events:  In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors.  The impact of ASU 2010-09 on our disclosures is reflected in Note 11 - Subsequent Events.

Fair Value Measurements and Disclosures:  In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of ASU 2010-06 on our disclosures is reflected in Note 10 - Fair Value Measurements.

Consolidations:  In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

Note 3.              Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010
U.S. Treasury and Federal agencies securities	$355,055	$1,319	$(547)	$355,827
U.S. States and political subdivisions securities	173,425	5,265	(2,319)	176,371
Mortgage-backed securities - Federal agencies	322,899	6,201	(1,256)	327,844
Corporate debt securities	24,048	185	-	24,233
Foreign government securities	1,688	6	-	1,694
Total debt securities	877,115	12,976	(4,122)	885,969
Marketable equity securities	1,288	1,632	(27)	2,893
Total investment securities available-for-sale	$878,403	$14,608	$(4,149)	$888,862

December 31, 2009
U.S. Treasury and Federal agencies securities	$390,189	$760	$(1,780)	$389,169
U.S. States and political subdivisions securities	188,706	5,450	(2,337)	191,819
Mortgage-backed securities - Federal agencies	286,415	5,996	(1,434)	290,977
Corporate debt securities	26,166	194	(38)	26,322
Foreign government and other securities	675	-	-	675
Total debt securities	892,151	12,400	(5,589)	898,962
Marketable equity securities	1,288	1,417	(29)	2,676
Total investment securities available-for-sale	$893,439	$13,817	$(5,618)	$901,638

At March 31, 2010, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at March 31, 2010, are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$41,051	$41,462
Due after one year through five years	332,860	336,779
Due after five years through ten years	163,934	165,574
Due after ten years	16,371	14,310
Mortgage-backed securities	322,899	327,844
Total debt securities available-for-sale	$877,115	$885,969

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  The gross gains and losses in the first quarter of 2010 primarily reflect the disposition of FNMA and FHLMC debt securities.

The gross gains in the first quarter 2009 reflect gains on the sale of FHLB and FNMA debt securities.  The gross losses in the first quarter 2009 primarily reflect losses on the sale of preferred equities.  There have been no other than temporary impairment (OTTI) writedowns in 2010.  There were net gains (losses) of $5 thousand and $(1) thousand recorded for the three months ended March 31, 2010 and 2009 on $0.13 million and $0.13 million in trading securities outstanding at March 31, 2010, and December 31, 2009, respectively.

(Dollars in thousands)	Three Months Ended
	March 31,
	2010	2009
Gross realized gains	$292	$594
Gross realized losses	(12)	(707)
Net realized gains (losses)	$280	$(113)

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
U.S. Treasury and Federal agencies securities	$199,261	$(547)	$-	$-	$199,261	$(547)
U.S. States and political subdivisions securities	7,697	(100)	16,164	(2,219)	23,861	(2,319)
Mortgage-backed securities - Federal agencies	70,567	(977)	26,257	(279)	96,824	(1,256)
Corporate debt securities	-	-	-	-	-	-
Total debt securities	277,525	(1,624)	42,421	(2,498)	319,946	(4,122)
Marketable equity securities	-	-	6	(27)	6	(27)
Total investment securities available-for-sale	$277,525	$(1,624)	$42,427	$(2,525)	$319,952	$(4,149)

December 31, 2009
U.S. Treasury and Federal agencies securities	$245,921	$(1,780)	$-	$-	$245,921	$(1,780)
U.S. States and political subdivisions securities	9,501	(178)	16,718	(2,159)	26,219	(2,337)
Mortgage-backed securities - Federal agencies	90,592	(1,137)	22,330	(297)	112,922	(1,434)
Corporate debt securities	7,149	(38)	-	-	7,149	(38)
Total debt securities	353,163	(3,133)	39,048	(2,456)	392,211	(5,589)
Marketable equity securities	2	(2)	4	(27)	6	(29)
Total investment securities available-for-sale	$353,165	$(3,135)	$39,052	$(2,483)	$392,217	$(5,618)

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

At March 31, 2010, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on adjustable rate coupon securities which are reflected in U.S. States and Political subdivisions securities.

The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2010, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At March 31, 2010 and December 31, 2009, investment securities with carrying values of $333.59 million and $351.84 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

Note 5.              Mortgage Servicing Assets

We recognize the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  We allocate a portion of the total cost of a mortgage loan to servicing rights based on the fair value.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended
(Dollars in thousands)	March 31,
	2010	2009
Mortgage servicing assets:
Balance at beginning of period	$8,749	$6,708
Additions	571	2,496
Amortization	(761)	(724)
Sales	(443)	(623)
Carrying value before valuation allowance at end of period	8,116	7,857
Valuation allowance:
Balance at beginning of period	(1)	(2,073)
Impairment recoveries (charges)	1	(565)
Balance at end of period	$-	$(2,638)
Net carrying value of mortgage servicing assets at end of period	$8,116	$5,219
Fair value of mortgage servicing assets at end of period	$10,575	$5,397

During the three months ended March 31, 2010 and 2009, management determined that it was not necessary to permanently write-down any previously established valuation allowance.  At March 31, 2010, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $2.46 million.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights follow:

	Three Months Ended
	March 31,
	2010	2009
Expected weighted-average life (in years)	3.55	3.21
Weighted-average constant prepayment rate (CPR)	17.64%	38.34%
Weighted-average discount rate	8.48%	8.34%

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.02 million and $0.86 million for the three months ended March 31, 2010 and 2009, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

At March 31, 2010 and December 31, 2009, the amounts of non-hedging derivative financial instruments are shown in the chart below:

(Dollars in thousands)		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
	amount	location	value	location	value

March 31, 2010
Interest rate swap contracts	$466,823	Other assets	$14,740	Other liabilities	$15,247
Loan commitments	44,641	Mortgages held for sale	184	N/A	-
Forward contracts	42,005	Mortgages held for sale	86	N/A	-

Total			$15,010		$15,247

December 31, 2009
Interest rate swap contracts	$412,717	Other assets	$13,516	Other liabilities	$13,988
Loan commitments	48,821	Mortgages held for sale	77	N/A	-
Forward contracts	38,940	Mortgages held for sale	411	N/A	-

Total			$14,004		$13,988

For the three months ended March 31, 2010 and 2009, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended
	Statement of	March 31,
(Dollars in thousands)	Income location	2010	2009

Interest rate swap contracts	Other expense	$(35)	$4
Loan commitments	Mortgage banking income	107	684
Forward contracts	Mortgage banking income	(325)	(1,307)
Total		$(253)	$(619)

We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $22.66 million and $19.02 million at March 31, 2010 and December 31, 2009, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

Note 7.              Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 49,763 and 54,472 were considered antidilutive as of March 31, 2010 and 2009.  Stock warrants of 837,947 were considered antidilutive as of March 31, 2010 and 2009.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009.

	Three Months Ended
(Dollars in thousands - except per share amounts)	March 31,
	2010	2009
Distributed earnings allocated to common stock	$3,616	$3,375
Undistributed earnings allocated to common stock	4,278	1,534
Net earnings allocated to common stock	7,894	4,909
Net earnings allocated to participating securities	74	29
Net income allocated to common stock and participating securities	$7,968	$4,938

Weighted average shares outstanding for basic earnings per common share	24,210,242	24,150,200
Dilutive effect of stock compensation	5,264	41,410
Weighted average shares outstanding for diluted earnings per common share	24,215,506	24,191,610

Basic earnings per common share	$0.33	$0.20
Diluted earnings per common share	$0.33	$0.20

Note 8.              Stock-Based Compensation

As of March 31, 2010, we had five stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2009.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of income for the three months ended March 31, 2010 and 2009 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the first quarter of 2010 (March 31, 2010) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $3 thousand and $3 thousand, net of tax, for the three months ended March 31, 2010 and 2009, respectively.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, beginning of year	71,763	$18.19
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding, March 31, 2010	71,763	$18.19	1.83	$123

Vested and expected to vest at March 31, 2010	71,763	$18.19	1.83	$123
Exercisable at March 31, 2010	66,263	$18.70	1.72	$93

No options were granted during the three months ended March 31, 2010.

As of March 31, 2010, there was $3.75 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.74 years.

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	2.49	$13.38	24,008	$13.69
$18.00 to $26.99	36,700	1.33	20.43	36,700	20.43
$27.00 to $29.46	5,555	1.57	28.95	5,555	28.95

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 9.              Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.42 million at March 31, 2010 and $1.30 million at December 31, 2009.  Interest and penalties were recognized through the income tax provision.  For the three months ending March 31, 2010 and the twelve months ending December 31, 2009, we recognized approximately $0.04 million and $(0.73) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.58 million and $0.55 million were accrued at March 31, 2010 and December 31, 2009, respectively.

Tax years that remain open and subject to audit include the federal 2006-2009 years and the Indiana 2006-2009 years.  Additionally, during the first quarter of 2009 we reached a resolution of audit examinations for the 2002-2007 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $4.85 million that affected the effective tax rate and increased earnings in the amount of $2.60 million.  We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 10.                            Fair Value Measurements

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

Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:

▪	Level 1 – The valuation is based on quoted prices in active markets for identical instruments.

▪
Level 2 – The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

▪
Level 3 – The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument.  Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

We elected fair value accounting for new mortgages held for sale (MHFS) originations starting on January 1, 2008.  We believe the election for MHFS (which are hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At March 31, 2010, all MHFS are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on March 31, 2010:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$23,067	$22,349	$718	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

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

The table below presents the balance of assets and liabilities at March 31, 2010, measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,117	$335,710	$-	$355,827
U.S. States and political subdivisions securities	-	166,570	9,801	176,371
Mortgage-backed securities - Federal agencies	-	327,844	-	327,844
Corporate debt securities	-	25,252	-	25,252
Foreign government securities	-	-	675	675
Total debt securities	20,117	855,376	10,476	885,969
Marketable equity securities	2,884	-	9	2,893
Total investment securities available-for-sale	23,001	855,376	10,485	888,862
Trading account securities	130	-	-	130
Mortgages held for sale	-	23,067	-	23,067
Accrued income and other assets (Interest rate swap agreements)	-	14,740	-	14,740
Total	$23,131	$893,183	$10,485	$926,799

Liabilities
Accrued expenses and other liabilities (Interest rate swap agreements)	$-	$15,247	$-	$15,247
Total	$-	$15,247	$-	$15,247

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2010 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government securities	Marketable equity securities	Investment securities available-for-sale
Beginning balance January 1, 2010	$18,310	$675	$9	$18,994
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	88	-	-	88
Purchases	988	-	-	988
Issuances	-	-	-	-
Settlements	-	-	-	-
Expirations	(9,585)	-	-	(9,585)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Ending balance March 31, 2010	$9,801	$675	$9	$10,485

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2010.

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

Venture capital partnership investments and the adjustments to fair value primarily result from application of lower of cost or fair value accounting.  The partnership investments are priced using financial statements provided by the partnerships.

Mortgage servicing rights (MSRs) and related adjustments to fair value result from application of lower of cost or fair value accounting.  For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate.  The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors.  A fair value analysis is also obtained from an independent third party agent.  MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of our servicing portfolio may differ from those of any servicing portfolios that do trade.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2010:  impaired loans - $1.03 million; venture capital partnership investments - $(0.39) million; mortgage servicing rights - $0.00 million; goodwill - $0.00 million; repossessions - $0.60 million, and other real estate - $0.00 million.

For assets measured at fair value on a nonrecurring basis at March 31, 2010, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$73,627	$73,627
Accrued income and other assets (venture capital partnership investments)	-	-	3,055	3,055
Accrued income and other assets (mortgage servicing rights)	-	-	8,116	8,116
Goodwill and intangible assets (goodwill)	-	83,329	-	83,329
Accrued income and other assets (repossessions)	-	-	9,886	9,886
Accrued income and other assets (other real estate)	-	-	7,568	7,568
	$-	$83,329	$102,252	$185,581

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of March 31, 2010, and December 31, 2009, are summarized in the table below.

	March 31, 2010		December 31, 2009
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$53,518	$53,518	$72,872	$72,872
Federal funds sold and interest bearing deposits with other banks	71,139	71,139	141,166	141,166
Investment securities, available-for-sale	888,862	888,862	901,638	901,638
Other investments and trading account securities	21,142	21,142	21,137	21,137
Mortgages held for sale	23,067	23,067	26,649	26,649
Loans and leases, net of reserve for loan and lease losses	3,018,288	3,064,686	3,004,914	3,042,251
Cash surrender value of life insurance policies	51,853	51,853	51,342	51,342
Mortgage servicing rights	8,116	10,575	8,748	10,180
Interest rate swaps	14,740	14,740	13,516	13,516
Liabilities:
Deposits	$3,539,130	$3,574,454	$3,652,464	$3,692,203
Short-term borrowings	141,146	141,146	150,110	150,110
Long-term debt and mandatorily redeemable securities	24,847	24,956	19,761	19,831
Subordinated notes	89,692	74,410	89,692	81,118
Interest rate swaps	15,247	15,247	13,988	13,988
Off-balance-sheet instruments *	-	182	-	150
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

Note 11.                      Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued.  We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and similar expressions indicate forward-looking statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or U. S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2009, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2010, as compared to December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2009 Annual Report.

FINANCIAL CONDITION

Our total assets at March 31, 2010, were $4.45 billion, a decrease of $96.99 million or 2.14% from December 31, 2009.  Total loans and leases were $3.11 billion, an increase of $12.97 million or 0.42% from December 31, 2009.  Fed funds sold and interest bearing deposits with other banks were $71.14 million, a decrease of $70.03 million or 49.61% from December 31, 2009.  Total investment securities, available for sale were $888.86 million which represented a decrease of $12.78 million or 1.42% and total deposits were $3.54 billion, a decrease of $113.33 million or 3.10% over the comparable figures at the end of 2009.

Nonperforming assets at March 31, 2010, were $95.97 million, which was a decrease of $5.04 million or 4.99% from the $101.01 million reported at December 31, 2009.  At March 31, 2010, nonperforming assets were 2.98% of net loans and leases compared to 3.15% at December 31, 2009.

Accrued income and other assets were as follows:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Accrued income and other assets:
Bank owned life insurance cash surrender value	$51,853	$51,342
Accrued interest receivable	16,112	16,187
Mortgage servicing assets	8,116	8,748
Other real estate	5,205	4,039
Former bank premises held for sale	2,363	2,490
Repossessions	9,886	10,165
All other assets	55,830	55,620
Total accrued income and other assets	$149,365	$148,591

CAPITAL

As of March 31, 2010, total shareholders' equity was $579.06 million, up $8.74 million or 1.53% from the $570.32 million at December 31, 2009.  In addition to net income of $9.68 million, other significant changes in shareholders’ equity during the first three months of 2010 included $5.01 million of dividends paid and/or accrued.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $6.50 million at March 31, 2010, compared to $5.09 million at December 31, 2009.  The increase in accumulated other comprehensive income/(loss) during 2010 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 13.03% as of March 31, 2010, compared to 12.56% at December 31, 2009.  Book value per common share rose to $19.51 at March 31, 2010, from $19.30 at December 31, 2009.

We declared and paid dividends per common share of $0.15 during the first quarter of 2010.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 65.22%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Corporation’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2010, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$613,281	18.01%	$272,355	8.00%	$340,444	10.00%
1st Source Bank	575,730	16.99	271,154	8.00	338,943	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	569,444	16.73	136,178	4.00	204,266	6.00
1st Source Bank	532,766	15.72	135,577	4.00	203,366	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	569,444	12.96	175,818	4.00	219,772	5.00
1st Source Bank	532,766	12.17	175,050	4.00	218,813	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, Federal Reserve Bank borrowings, and the capability to package loans for sale.  Our loan to asset ratio was 69.88% at March 31, 2010 compared to 68.10% at December 31, 2009 and 69.87% at March 31, 2009.  Cash and cash equivalents totaled $53.52 million at March 31, 2010 compared to $72.87 million at December 31, 2009 and $60.44 million at March 31, 2009.  At March 31, 2010, the consolidated statement of financial condition was rate sensitive by $0.49 million more liabilities than assets scheduled to reprice within one year, or approximately 0.82%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2010 was $9.68 million, compared to $6.25 million for the same period in 2009.  Diluted net income per common share was $0.33 for the three month period ended March 31, 2010, compared to $0.20 for the same period in 2009.  Return on average common shareholders' equity was 6.82% for the three months ended March 31, 2010, compared to 4.31% in 2009.  The return on total average assets was 0.88% for the three months ended March 31, 2010, compared to 0.56% in 2009.

The increase in net income for the three months ended March 31, 2010, over the first three months of 2009, was primarily the result of a decrease in provision for loan and leases losses and an increase in net interest income.  This positive impact to net income was partially offset by an increase in income tax expense.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended March 31, 2010 was $35.78 million, an increase of 13.07% over the same period in 2009.  The net interest margin on a fully taxable equivalent basis was 3.50% for the three months ended March 31, 2010, compared to 3.03% for the three months ended March 31, 2009.

During the three month period ended March 31, 2010, average earning assets decreased $83.51 million or 1.97% over the comparable period in 2009.  Average interest-bearing liabilities decreased $113.35 million or 3.23% for the three month period ended March 31, 2010 over the comparable period one year ago.  The yield on average earning assets decreased 3 basis points to 4.92% for the first quarter of 2010 from 4.95% for the first quarter of 2009.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 58 basis points to 1.73% for the first quarter 2010 from 2.31% for the first quarter 2009.  The cost of interest-bearing liabilities was also affected by short-term market interest rate decreases.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was an increase of 47 basis points for the three month period ended March 31, 2010 from March 31, 2009.

The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was a decline in the yield on average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, of 20 basis points.  Total average investment securities increased $114.21 million or 14.67% for the three month period over one year ago.  Average mortgages held for sale decreased $55.55 million or 72.92% for the three month period ended March 31, 2010, over the comparable period a year ago primarily due to a decrease in refinance activity.  Average net loans and leases decreased $144.90 million or 4.47% for the first quarter of 2010 from the first quarter of 2009.

Average interest-bearing deposits decreased $54.63 million or 1.72% for the first quarter of 2010 over the same period in 2009.  The effective rate paid on average interest-bearing deposits decreased 63 basis points to 1.61% for the first quarter 2010 compared to 2.24% for the first quarter 2009.  The decline in the average cost of interest-bearing deposits during the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of decreases in interest rates offered on deposit products due to decreases in market interest rates.

Average short-term borrowings decreased $56.97 million or 26.18% for the first quarter of 2010 compared to the same period in 2009.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements.  Interest paid on short-term borrowings decreased 18 basis points for the first quarter of 2010 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt decreased $1.75 million or 8.00% during the first quarter of 2010 as compared to the first quarter of 2009.

Average demand deposits increased $41.69 million during the first quarter of 2010, compared to the same period one year ago.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended March 31,
		2010			2009

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$712,824	$5,401	3.07%	$569,103	$4,036	2.88%
Tax exempt	179,782	2,145	4.84%	209,289	2,461	4.77%
Mortgages - held for sale	20,634	273	5.37%	76,186	987	5.25%
Net loans and leases	3,100,144	42,194	5.52%	3,245,046	43,779	5.47%
Other investments	132,323	274	0.84%	129,597	333	1.04%

Total Earning Assets	4,145,707	50,287	4.92%	4,229,221	51,596	4.95%

Cash and due from banks	57,891			63,543
Reserve for loan and lease losses	(89,223)			(81,781)
Other assets	371,019			325,344

Total	$4,485,394			$4,536,327

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,126,268	$12,405	1.61%	$3,180,899	$17,606	2.24%
Short-term borrowings	160,652	188	0.47%	217,626	349	0.65%
Subordinated notes	89,692	1,647	7.45%	89,692	1,647	7.45%
Long-term debt and
mandatorily redeemable securities	20,070	270	5.46%	21,815	352	6.54%

Total Interest-Bearing Liabilities	3,396,682	14,510	1.73%	3,510,032	19,954	2.31%

Noninterest-bearing deposits	447,861			406,174
Other liabilities	62,239			76,613
Shareholders' equity	578,612			543,508

Total	$4,485,394			$4,536,327

Net Interest Income		$35,777			$31,642

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.50%			3.03%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three month period ended March 31, 2010 was $4.39 million, compared to a provision for loan and lease losses in the three month period ended March 31, 2009 of $7.79 million.  Net charge-offs of $4.80 million were recorded for the first quarter 2010, compared to $3.20 million for the same quarter a year ago.

On March 31, 2010, 30 day and over loan and lease delinquencies were 0.84% as compared to 1.84% on March 31, 2009.  The change in delinquencies was primarily in auto and light trucks and aircraft.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.83% as compared to 2.62% one year ago.  A summary of loan and lease loss experience during the three month period ended March 31, 2010 and 2009 is provided below.

	Summary of Reserve for Loan and Lease Losses
	(Dollars in thousands)
	Three Months Ended
	March 31,
	2010	2009

Reserve for loan and lease losses - beginning balance	$88,236	$79,776
Charge-offs	(5,379)	(4,677)
Recoveries	582	1,473
Net (charge-offs)/recoveries	(4,797)	(3,204)

Provision for loan and lease losses	4,388	7,785

Reserve for loan and lease losses - ending balance	$87,827	$84,357

Loans and leases outstanding at end of period	$3,106,115	$3,214,725
Average loans and leases outstanding during period	3,100,144	3,245,046

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.83%	2.62%
Ratio of net charge-offs/(recoveries) during period to
average loans and leases outstanding	0.63%	0.40%

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

As of March 31, 2010 and December 31, 2009, impaired loans and leases totaled $73.63 million and $80.54 million respectively, of which $41.05 million and $39.67 million had corresponding specific reserves for loan and lease losses totaling $10.07 million and $8.92 million, respectively.  The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them.  As of March 31, 2010, a total of $69.76 million of the impaired loans and leases were nonaccrual loans and leases.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	March 31,	December 31,	March 31,
	2010	2009	2009

Loans and leases past due 90 days or more	$272	$628	$678
Nonaccrual and restructured loans and leases	78,094	83,537	60,297
Other real estate	5,205	4,039	1,495
Former bank premises held for sale	2,363	2,490	3,356
Repossessions	9,886	10,165	2,919
Equipment owned under operating leases	150	154	373

Total nonperforming assets	$95,970	$101,013	$69,118

Nonperforming assets totaled $95.97 million at March 31, 2010, a decrease of 4.99% from the $101.01 million reported at December 31, 2009, and a 38.85% increase from the $69.12 million reported at March 31, 2009.  The decrease during the first three months of 2010 compared to December 31, 2009 was primarily related to decreases in nonaccrual and restructured loans and leases.  The increase during the first three months of 2010 compared to the same period in 2009 was primarily related to increases in nonaccrual and restructured loans and leases and repossessions.

The decrease in nonaccrual and restructured loans and leases at March 31, 2010 from December 31, 2009 was spread among the various loan portfolios except for increases in the medium and heavy duty truck and construction equipment portfolios.  The largest dollar decreases during the most recent quarter occurred in the auto and light truck and aircraft portfolios.

As of March 31, 2010, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These loans totaled approximately $25.90 million which were comprised of $23.97 million secured by commercial real estate and included in loans secured by real estate and $1.93 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, whether they be local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values declined during 2009, increasing the risk in aircraft secured transactions.  Medium and heavy duty trucks are also a large exposure area for us.  Medium and heavy duty trucks non-accrual loans and leases increased to $15.27 million as of March 31, 2010, up from $11.62 million as of December 31, 2009.  The trucking industry has suffered from overcapacity, underutilization, aging fleets and declining collateral values which are expected to remain weak through 2011.

The increase in other real estate is due to foreclosing on well situated real estate in the local market for which we have a current appraisal and are well secured. The decrease in repossessions related primarily to aircraft.  Nonperforming assets as a percentage of total loans and leases were 2.98% at March 31, 2010, 3.15% at December 31, 2009, and 2.09% at March 31, 2009.

Repossessions consisted mainly of aircraft and medium and heavy duty trucks at March 31, 2010.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A loan is considered a restructured loan in cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loan disclosures after a period of six months if they are in compliance with the modified terms.  Restructured loans that are accruing interest total $16.53 million at March 31, 2010 and $18.31 million at December 31, 2009.  As of March 31, 2010 and December 31, 2009, there were no loans classified as troubled debt restructurings.

Supplemental Loan and Lease Information as of March 31, 2010

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$546,826	$6,840	$146	$2
Auto, light truck and environmental equipment	364,445	4,654	325	398
Medium and heavy duty truck	200,228	15,266	315	557
Aircraft financing	608,643	2,894	8,858	2,802
Construction equipment financing	303,866	8,262	195	502
Loans secured by real estate	977,667	40,075	5,205	552
Consumer loans	104,440	103	47	284

Total	$3,106,115	$78,094	$15,091	$5,097

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $124.99 million and $131.18 million as of March 31, 2010 and December 31, 2009, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil were $87.20 million and $87.66 million as of March 31, 2010 and December 31, 2009, respectively. Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended March 31, 2010 and 2009 was $20.92 million and $20.55 million, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended
	March 31,
	2010	2009
Noninterest income:
Trust fees	$3,745	$3,804
Service charges on deposit accounts	4,620	4,746
Mortgage banking income	777	2,570
Insurance commissions	1,465	1,516
Equipment rental income	6,745	6,147
Other income	2,689	2,235
Investment securities and other investment gains (losses)	881	(469)

Total noninterest income	$20,922	$20,549

Noninterest income increased in all categories for the first quarter 2010 as compared to the same period in 2009 except trust fees, service charges on deposit accounts, mortgage banking income, and insurance commissions.  Trust fees, service charges on deposits accounts, and insurance commissions declined slightly.

Mortgage banking income decreased $1.79 million or 69.77% in the first quarter of 2010 as compared to the first quarter of 2009.  The decrease was due to lower gains on the sales of mortgage loans as a result of reduced production volume.  Equipment rental income generated from operating leases increased during the first three months of 2010 as compared to the first three months of 2009 due to an increase in the operating lease portfolio from one year ago.

Other income increased for the three month period ended March 31, 2010 as compared to the same period in 2009, mainly due to higher earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds and dividend income.  The increase in investment securities and other investments gains (losses) of $1.35 million or 287.85% was due to partnership gains and gain on sale of securities in the three months ended March 31, 2010 as compared to losses in the same period one year ago.

NONINTEREST EXPENSE

Noninterest expense for the three month periods ended March 31, 2010 and 2009 was $37.11 million and $38.64 million, respectively.  Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended
	March 31,
	2010	2009
Noninterest expense:
Salaries and employee benefits	$18,810	$20,086
Net occupancy expense	2,487	2,601
Furniture and equipment expense	2,800	3,481
Depreciation - leased equipment	5,364	4,956
Professional fees	1,514	1,062
Supplies and communication	1,369	1,568
Business development and marketing expense	567	485
Intangible asset amortization	330	341
Loan and lease collection and repossession expense	1,106	559
FDIC and other insurance	1,674	1,550
Other expense	1,089	1,952

Total noninterest expense	$37,110	$38,640

During the first quarter of 2010, salaries and employee benefits decreased $1.28 million or 6.35% compared to the first quarter of 2009.  The decrease was primarily a result of lower base salaries due to fewer employees and higher deferred salaries.  Furniture and equipment expense declined in the first quarter 2010 by $0.68 million or 19.56% as compared to the same period in 2009.  The decrease was primarily attributed to lower computer processing charges.

Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income for the three months ended March 31, 2010 as compared to the same period in 2009.

Professional fees increased $0.45 million or 42.56% for the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009.  The increase in professional fees in 2010 is the result of higher consulting fees.  Loan and lease collection and repossession expense increased $0.55 million or 97.85% for the first quarter as compared to the same period in 2009 due to increased collection and repossession activity.

Other expense decreased $0.86 million or 44.21% in the first quarter of 2010 from the first quarter of 2009.  The decrease was the result of lower forgery and miscellaneous losses, higher gains on sale of equipment, and the reduction of finance lease valuation expense.

Net occupancy, supplies and communication, business development and marketing, intangible asset amortization, and FDIC and other insurance expense all changed slightly in 2010 over the same period in 2009.

INCOME TAXES

The provision(benefit) for income taxes for the three month period ended March 31, 2010 was $4.65 million and $(1.41) million for the same period in 2009.  The effective tax rates were 32.44% and (28.99)% for the first quarter ended March 31, 2010 and 2009, respectively.  The provision for income taxes for the three months ended March 31, 2009 included a one time benefit of $2.60 million which resulted in the lower effective tax rate.  This benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2009.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2009.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
January 01 - 31, 2010	0	0	0	1,364,139
February 01 - 28, 2010	3,630	15.16	3,630	1,360,509
March 01 -31, 2010	3,639	16.18	3,639	1,356,870

(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.
Since the inception of the plan, 1st Source has repurchased a total of 643,130 shares.

ITEM 3.	Defaults Upon Senior Securities.

                        None

ITEM 4.	(Removed and reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits

       The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE April 22, 2010	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE April 22, 2010	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer