Form 10-Q
period 2010-06-30
1ST SOURCE CORP
filed 2010-07-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 2010

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

Number of shares of common stock outstanding as of July 16, 2010 – 24,276,906 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands, except share amounts)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$65,337	$72,872
Federal funds sold and
interest bearing deposits with other banks	42,979	141,166
Investment securities available-for-sale
(amortized cost of $909,516 and $893,439
at June 30, 2010 and December 31, 2009, respectively)	932,583	901,638
Other investments	21,012	21,012
Trading account securities	113	125
Mortgages held for sale	59,084	26,649
Loans and leases - net of unearned discount
Commercial and agricultural loans	539,003	546,222
Auto, light truck and environmental equipment	416,152	349,741
Medium and heavy duty truck	185,954	204,545
Aircraft financing	596,138	617,384
Construction equipment financing	308,602	313,300
Loans secured by real estate	983,054	952,223
Consumer loans	102,846	109,735
Total loans and leases	3,131,749	3,093,150
Reserve for loan and lease losses	(88,014)	(88,236)
Net loans and leases	3,043,735	3,004,914
Equipment owned under operating leases, net	91,288	97,004
Net premises and equipment	36,573	37,907
Goodwill and intangible assets	89,618	90,222
Accrued income and other assets	148,991	148,591
Total assets	$4,531,313	$4,542,100

LIABILITIES
Deposits:
Noninterest bearing	$487,719	$450,608
Interest bearing	3,121,867	3,201,856
Total deposits	3,609,586	3,652,464
Federal funds purchased and securities
sold under agreements to repurchase	113,638	123,787
Other short-term borrowings	28,136	26,323
Long-term debt and mandatorily redeemable securities	29,854	19,761
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	70,905	59,753
Total liabilities	3,941,811	3,971,780

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued 111,000 at June 30, 2010,
and at December 31, 2009	105,583	104,930
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at June 30, 2010,
and at December 31, 2009	350,275	350,269
Retained earnings	149,799	142,407
Cost of common stock in treasury (1,365,484 shares at June 30, 2010, and
1,532,483 shares at December 31, 2009)	(30,486)	(32,380)
Accumulated other comprehensive income	14,331	5,094
Total shareholders' equity	589,502	570,320
Total liabilities and shareholders' equity	$4,531,313	$4,542,100

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans and leases	$43,099	$44,474	$85,369	$89,071
Investment securities, taxable	5,279	4,207	10,680	8,243
Investment securities, tax-exempt	1,422	1,685	2,889	3,395
Other	250	264	524	597
Total interest income	50,050	50,630	99,462	101,306

Interest expense:
Deposits	11,573	16,596	23,978	34,202
Short-term borrowings	206	295	394	644
Subordinated notes	1,647	1,647	3,294	3,294
Long-term debt and mandatorily redeemable securities	375	179	645	531
Total interest expense	13,801	18,717	28,311	38,671

Net interest income	36,249	31,913	71,151	62,635
Provision for loan and lease losses	5,798	8,487	10,186	16,272
Net interest income after provision for
loan and lease losses	30,451	23,426	60,965	46,363

Noninterest income:
Trust fees	4,062	3,887	7,807	7,691
Service charges on deposit accounts	5,275	5,219	9,895	9,965
Mortgage banking income	425	3,339	1,202	5,909
Insurance commissions	1,061	1,076	2,526	2,592
Equipment rental income	6,672	6,402	13,417	12,549
Other income	3,012	2,356	5,701	4,591
Investment securities and other investment gains (losses)	95	426	976	(43)
Total noninterest income	20,602	22,705	41,524	43,254

Noninterest expense:
Salaries and employee benefits	18,848	16,829	37,658	36,915
Net occupancy expense	1,939	2,273	4,426	4,874
Furniture and equipment expense	3,196	3,765	5,996	7,246
Depreciation - leased equipment	5,304	5,088	10,668	10,044
Professional fees	1,418	815	2,932	1,877
Supplies and communication	1,338	1,428	2,707	2,995
FDIC and other insurance	1,667	3,719	3,341	5,269
Business development and marketing expense	880	794	1,447	1,279
Loan and lease collection and repossession expense	3,267	1,070	4,373	1,629
Other expense	1,792	1,568	3,211	3,861
Total noninterest expense	39,649	37,349	76,759	75,989

Income before income taxes	11,404	8,782	25,730	13,628
Income tax expense	3,609	2,499	8,256	1,094

Net income	7,795	6,283	17,474	12,534
Preferred stock dividends and discount accretion	(1,717)	(1,696)	(3,428)	(3,009)
Net income available to common shareholders	$6,078	$4,587	$14,046	$9,525

Per common share
Basic net income per common share	$0.25	$0.19	$0.57	$0.39
Diluted net income per common share	$0.25	$0.19	$0.57	$0.39
Dividends	$0.15	$0.14	$0.30	$0.28
Basic weighted average common shares outstanding	24,284,519	24,185,415	24,247,586	24,167,905
Diluted weighted average common shares outstanding	24,292,491	24,226,542	24,254,098	24,208,966

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2009	$453,664	$0	$342,982	$136,877	$(32,019)	$5,824
Comprehensive Income, net of tax:
Net Income	12,534	-	-	12,534	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(536)	-	-	-	-	(536)
Total Comprehensive Income	11,998	-	-	-	-	-
Issuance of 83,202 common shares
under stock based compensation awards,
including related tax effects	1,659	-	-	723	936	-
Cost of 13,483 shares of common
stock aquired for treasury	(231)	-	-	-	(231)	-
Issuance of preferred stock	103,725	103,725	-	-	-	-
Preferred stock discount accretion	-	573	-	(573)	-	-
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend (paid and/or accrued)	(2,436)	-	-	(2,436)	-	-
Common stock dividend ($0.28 per share)	(6,770)	-	-	(6,770)	-	-
Stock based compensation	6	-	6	-	-	-
Balance at June 30, 2009	$568,890	$104,298	$350,263	$140,355	$(31,314)	$5,288

Balance at January 1, 2010	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive Income, net of tax:
Net Income	17,474	-	-	17,474	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	9,237	-	-	-	-	9,237
Total Comprehensive Income	26,711	-	-	-	-	-
Issuance of 188,470 common shares
under stock based compensation awards,
including related tax effects	2,884	-	-	628	2,256	-
Cost of 21,471 shares of common
stock acquired for treasury	(362)	-	-	-	(362)	-
Preferred stock discount accretion	-	653	-	(653)	-	-
Preferred stock dividend (paid and/or accrued)	(2,775)	-	-	(2,775)	-	-
Common stock dividend ($0.30 per share)	(7,282)	-	-	(7,282)	-	-
Stock based compensation	6	-	6	-	-	-
Balance at June 30, 2010	$589,502	$105,583	$350,275	$149,799	$(30,486)	$14,331

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$17,474	$12,534
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan and lease losses	10,186	16,272
Depreciation of premises and equipment	2,156	2,428
Depreciation of equipment owned and leased to others	10,668	10,044
Amortization of investment security premiums
and accretion of discounts, net	795	3,337
Amortization of mortgage servicing rights	1,461	1,572
Mortgage servicing asset impairment (recovery)	970	(1,507)
Deferred income taxes	8,637	597
Investment securities and other investment (gains) losses	(976)	43
Originations/purchases of loans held for sale, net of principal collected	(138,692)	(388,345)
Proceeds from the sales of loans held for sale	107,651	300,667
Net gain on sale of loans held for sale	(1,394)	(2,141)
Change in trading account securities	12	(4)
Change in interest receivable	1,255	911
Change in interest payable	3,238	6,010
Change in other assets	(3,482)	(4,447)
Change in other liabilities	(6,355)	(10,184)
Other	387	566
Net change in operating activities	13,991	(51,647)

Investing activities:
Proceeds from sales of investment securities	71,917	103,203
Proceeds from maturities of investment securities	215,792	259,862
Purchases of investment securities	(303,604)	(525,625)
Net change in short-term and other investments	98,187	(22,594)
Loans sold or participated to others	9,886	8,982
Net change in loans and leases	(58,893)	121,890
Net change in equipment owned under operating leases	(4,952)	(14,077)
Purchases of premises and equipment	(1,041)	(953)
Net change in investing activities	27,292	(69,312)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	44,177	144,403
Net change in certificates of deposit	(87,055)	(43,902)
Net change in short-term borrowings	(8,336)	(122,182)
Proceeds from issuance of long-term debt	10,346	166
Payments on long-term debt	(289)	(10,310)
Net proceeds from issuance of treasury stock	2,884	1,659
Acquisition of treasury stock	(362)	(231)
Net proceeds from issuance of preferred stock & common stock warrants	-	111,000
Cash dividends paid on preferred stock	(2,775)	(1,727)
Cash dividends paid on common stock	(7,408)	(6,890)
Net change in financing activities	(48,818)	71,986

Net change in cash and cash equivalents	(7,535)	(48,973)

Cash and cash equivalents, beginning of year	72,872	119,771

Cash and cash equivalents, end of period	$65,337	$70,798

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$10,939	$9,498
Common stock matching contribution to ESOP plan	2,545	1,254

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

Note 2.              Recent Accounting Pronouncements

Receivables:  In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  We do not expect ASU 2010-18 to have an impact on our financial condition, results of operations, or disclosures.

Financial Services – Insurance:  In April 2010, the FASB issued ASU No. 2010-15 “Financial Services – Insurance (Topic 944) – How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-15 affects insurance entities that have separate accounts that meet the definition of a separate account in paragraph 944-80-25-2 when evaluating whether to consolidate an investment held through its separate account or through a combination of investments in its separate and general accounts.  ASU 2010-15 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010.  We do not expect ASU 2010-15 to have an impact on our financial condition, results of operations, or disclosures.

Subsequent Events:  In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance for us.  The impact of ASU 2010-09 on our disclosures is reflected in Note 11 - Subsequent Events.

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

Note 3.              Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010
U.S. Treasury and Federal agencies securities	$389,715	$6,823	$-	$396,538
U.S. States and political subdivisions securities	166,746	5,852	(1,953)	170,645
Mortgage-backed securities - Federal agencies	326,037	10,181	(61)	336,157
Corporate debt securities	24,043	266	-	24,309
Foreign government and other securities	1,687	7	-	1,694
Total debt securities	908,228	23,129	(2,014)	929,343
Marketable equity securities	1,288	1,980	(28)	3,240
Total investment securities available-for-sale	$909,516	$25,109	$(2,042)	$932,583

December 31, 2009
U.S. Treasury and Federal agencies securities	$390,189	$760	$(1,780)	$389,169
U.S. States and political subdivisions securities	188,706	5,450	(2,337)	191,819
Mortgage-backed securities - Federal agencies	286,415	5,996	(1,434)	290,977
Corporate debt securities	26,166	194	(38)	26,322
Foreign government and other securities	675	-	-	675
Total debt securities	892,151	12,400	(5,589)	898,962
Marketable equity securities	1,288	1,417	(29)	2,676
Total investment securities available-for-sale	$893,439	$13,817	$(5,618)	$901,638

At June 30, 2010, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at June 30, 2010 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$48,467	$48,759
Due after one year through five years	395,701	404,563
Due after five years through ten years	124,660	128,306
Due after ten years	13,363	11,558
Mortgage-backed securities	326,037	336,157
Total debt securities available-for-sale	$908,228	$929,343

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  The gross gains and losses in the first six months of 2010 primarily reflect the disposition of FNMA and FHLMC debt securities.  The gross gains in the first six months of 2009 reflect gains on the sale of FHLB and FNMA debt securities.  The gross losses in the first six months of 2009 primarily reflect losses on the sale of preferred equities.  There have been no other than temporary impairment (OTTI) writedowns in 2010.  There were net (losses)/gains of $(12) thousand and $4 thousand recorded for the six months ended June 30, 2010 and 2009 on $0.11 million and $0.13 million in trading securities outstanding at June 30, 2010, and December 31, 2009, respectively.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross realized gains	$-	$60	$292	$654
Gross realized losses	-	-	(12)	(707)
Net realized gains (losses)	$-	$60	$280	$(53)

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
U.S. States and political subdivisions securities	$3,881	$(82)	$12,504	$(1,871)	$16,385	$(1,953)
Mortgage-backed securities - Federal agencies	35	(1)	5,902	(60)	5,937	(61)
Total debt securities	3,916	(83)	18,406	(1,931)	22,322	(2,014)
Marketable equity securities	-	-	5	(28)	5	(28)
Total investment securities available-for-sale	$3,916	$(83)	$18,411	$(1,959)	$22,327	$(2,042)

December 31, 2009
U.S. Treasury and Federal agencies securities	$245,921	$(1,780)	$-	$-	$245,921	$(1,780)
U.S. States and political subdivisions securities	9,501	(178)	16,718	(2,159)	26,219	(2,337)
Mortgage-backed securities - Federal agencies	90,592	(1,137)	22,330	(297)	112,922	(1,434)
Corporate debt securities	7,149	(38)	-	-	7,149	(38)
Total debt securities	353,163	(3,133)	39,048	(2,456)	392,211	(5,589)
Marketable equity securities	2	(2)	4	(27)	6	(29)
Total investment securities available-for-sale	$353,165	$(3,135)	$39,052	$(2,483)	$392,217	$(5,618)

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

At June 30, 2010, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on adjustable rate coupon securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2010, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At June 30, 2010 and December 31, 2009, investment securities with carrying values of $337.79 million and $351.84 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Mortgage servicing assets:
Balance at beginning of period	$8,116	$7,857	$8,749	$6,708
Additions	970	2,428	1,541	4,923
Amortization	(700)	(848)	(1,461)	(1,572)
Sales	(218)	(102)	(661)	(724)
Carrying value before valuation allowance at end of period	8,168	9,335	8,168	9,335

Valuation allowance:
Balance at beginning of period	-	(2,638)	(1)	(2,073)
Impairment (charges) recoveries	(971)	2,072	(970)	1,507
Balance at end of period	$(971)	$(566)	$(971)	$(566)
Net carrying value of mortgage servicing assets at end of period	$7,197	$8,769	$7,197	$8,769
Fair value of mortgage servicing assets at end of period	$7,489	$9,538	$7,489	$9,538

During the six months ended June 30, 2010 and 2009, management determined that it was not necessary to permanently write-down any previously established valuation allowance.  At June 30, 2010, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $0.29 million.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights follow:

	June 30,
	2010	2009
Expected weighted-average life (in years)	3.56	3.53
Weighted-average constant prepayment rate (CPR)	29.46%	22.44%
Weighted-average discount rate	8.99%	8.61%

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.96 million and $0.89 million for the three months ended June 30, 2010 and 2009, respectively.  Mortgage loan contractual servicing fees were $1.98 million and $1.75 million for the six months ended June 30, 2010 and 2009, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

At June 30, 2010 and December 31, 2009, the amounts of non-hedging derivative financial instruments are shown in the chart below:

(Dollars in thousands)		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
	amount	location	value	location	value

June 30, 2010
Interest rate swap contracts	$460,900	Other assets	$17,696	Other liabilities	$18,346
Loan commitments	92,227	Mortgages held for sale	472	N/A	-
Forward contracts	103,453	N/A	-	Mortgages held for sale	1,941

Total			$18,168		$20,287

December 31, 2009
Interest rate swap contracts	$412,717	Other assets	$13,516	Other liabilities	$13,988
Loan commitments	48,821	Mortgages held for sale	77	N/A	-
Forward contracts	38,940	Mortgages held for sale	411	N/A	-

Total			$14,004		$13,988

For the three and six months ended June 30, 2010 and 2009, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended		Six Months Ended
	Statement of	June 30,		June 30,
(Dollars in thousands)	Income location	2010	2009	2010	2009

Interest rate swap contracts	Other expense	$(143)	$64	$(178)	$68
Loan commitments	Mortgage banking income	289	(1,712)	396	(1,028)
Forward contracts	Mortgage banking income	(2,028)	2,278	(2,353)	971
Total		$(1,882)	$630	$(2,135)	$11

We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $22.83 million and $19.02 million at June 30, 2010 and December 31, 2009, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

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

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 40,508 and 54,472 were considered antidilutive as of June 30, 2010 and 2009.  Stock warrants of 837,947 were considered antidilutive as of June 30, 2010 and 2009.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
(Dollars in thousands - except share and per share amounts)	June 30,		June 30,
	2010	2009	2010	2009
Distributed earnings allocated to common stock	$3,643	$3,385	$7,259	$6,760
Undistributed earnings allocated to common stock	2,380	1,180	6,658	2,714
Net earnings allocated to common stock	6,023	4,565	13,917	9,474
Net earnings allocated to participating securities	55	22	129	51
Net income allocated to common stock and participating securities	$6,078	$4,587	$14,046	$9,525

Weighted average shares outstanding for basic earnings per common share	24,284,519	24,185,415	24,247,586	24,167,905
Dilutive effect of stock compensation	7,972	41,127	6,512	41,061
Weighted average shares outstanding for diluted earnings per common share	24,292,491	24,226,542	24,254,098	24,208,966

Basic earnings per common share	$0.25	$0.19	$0.57	$0.39
Diluted earnings per common share	$0.25	$0.19	$0.57	$0.39

Note 8.              Stock-Based Compensation

As of June 30, 2010, we had five stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2009.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of income for the six months ended June 30, 2010 and 2009 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the second quarter of 2010 (June 30, 2010) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $6 thousand, net of tax, for both the six months ended June 30, 2010 and 2009.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, beginning of year	71,763	$18.19
Granted	-	-
Exercised	-	-
Forfeited	(9,255)	25.03
Options outstanding, June 30, 2010	62,508	$17.18	1.61	$107

Vested and expected to vest at June 30, 2010	62,508	$17.18	1.61	$107
Exercisable at June 30, 2010	57,008	$17.68	1.50	$81

No options were granted during the six months ended June 30, 2010.

As of June 30, 2010, there was $3.50 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.55 years.

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	2.24	$13.38	24,008	$13.69
$18.00 to $26.99	33,000	1.06	20.58	33,000	20.58

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 9.              Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.53 million at June 30, 2010 and $1.30 million at December 31, 2009.  Interest and penalties were recognized through the income tax provision.  For the six months ending June 30, 2010 and the twelve months ending December 31, 2009, we recognized approximately $0.11 million and $(0.73) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.66 million and $0.55 million were accrued at June 30, 2010 and December 31, 2009, respectively.

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

We elected fair value accounting for new mortgages held for sale (MHFS) originations starting on January 1, 2008.  We believe the election for MHFS (which are hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At June 30, 2010, all MHFS are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on June 30, 2010:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$59,084	$57,854	$1,230	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

(1) The excess of fair value carrying amount over unpaid principal is included in mortgage banking income and includes changes in fair value at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

Financial Instruments on Recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment securities available for sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

●	U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

●
Government-sponsored agency debt securities and corporate bonds are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

●
Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMOs, are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

●	Other inactive government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.

●
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

●	Marketable equity (common) securities are primarily priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

●
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

The table below presents the balance of assets and liabilities at June 30, 2010, measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,233	$376,304	$-	$396,537
U.S. States and political subdivisions securities	-	161,322	9,324	170,646
Mortgage-backed securities - Federal agencies	-	336,157	-	336,157
Corporate debt securities	-	24,309	-	24,309
Foreign government securities	-	1,019	675	1,694
Total debt securities	20,233	899,111	9,999	929,343
Marketable equity securities	3,231	-	9	3,240
Total investment securities available-for-sale	23,464	899,111	10,008	932,583
Trading account securities	113	-	-	113
Mortgages held for sale	-	59,084	-	59,084
Accrued income and other assets (Interest rate swap agreements)	-	17,696	-	17,696
Total	$23,577	$975,891	$10,008	$1,009,476

Liabilities
Accrued expenses and other liabilities (Interest rate swap agreements)	$-	$18,346	$-	$18,346
Total	$-	$18,346	$-	$18,346

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2010 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government securities	Marketable equity securities	Investment securities available-for-sale
Beginning balance April 1, 2010	$9,801	$675	$9	$10,485
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	(23)	-	-	(23)
Purchases	42	-	-	42
Issuances	-	-	-	-
Settlements	-	-	-	-
Expirations	(496)	-	-	(496)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Ending balance June 30, 2010	$9,324	$675	$9	$10,008

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2010.

Financial Instruments on Non-recurring Basis:

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2010:  impaired loans - $3.96 million; venture capital partnership investments - $(0.36) million; mortgage servicing rights - $0.97 million; goodwill - $0.00 million; repossessions - $1.94 million, and other real estate - $0.00 million.

For assets measured at fair value on a nonrecurring basis at June 30, 2010, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$82,208	$82,208
Accrued income and other assets (partnership investments)	-	-	3,295	3,295
Accrued income and other assets (mortgage servicing rights)	-	-	7,197	7,197
Goodwill and intangible assets (goodwill)	-	83,329	-	83,329
Accrued income and other assets (repossessions)	-	-	8,670	8,670
Accrued income and other assets (other real estate)	-	-	9,036	9,036
	$-	$83,329	$110,406	$193,735

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of June 30, 2010, and December 31, 2009, are summarized in the table below.

	June 30, 2010		December 31, 2009
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$65,337	$65,337	$72,872	$72,872
Federal funds sold and interest bearing deposits with other banks	42,979	42,979	141,166	141,166
Investment securities, available-for-sale	932,583	932,583	901,638	901,638
Other investments and trading account securities	21,126	21,126	21,137	21,137
Mortgages held for sale	59,084	59,084	26,649	26,649
Loans and leases, net of reserve for loan and lease losses	3,043,735	3,100,602	3,004,914	3,042,251
Cash surrender value of life insurance policies	52,375	52,375	51,342	51,342
Mortgage servicing rights	7,197	7,489	8,748	10,180
Interest rate swaps	17,696	17,696	13,516	13,516
Liabilities:
Deposits	$3,609,586	$3,638,547	$3,652,464	$3,692,203
Short-term borrowings	141,774	141,774	150,110	150,110
Long-term debt and mandatorily redeemable securities	29,854	30,099	19,761	19,831
Subordinated notes	89,692	72,189	89,692	81,118
Interest rate swaps	18,346	18,346	13,988	13,988
Off-balance-sheet instruments *	-	161	-	150
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

Loans and Leases — For variable rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans and leases are estimated using discounted cash flow analyses which use interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality.

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2010, as compared to December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 and 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2009 Annual Report.

REGULATORY DEVELOPMENTS

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

FINANCIAL CONDITION

Our total assets at June 30, 2010, were $4.53 billion, a decrease of $10.79 million or 0.24% from December 31, 2009.  Total loans and leases were $3.13 billion, an increase of $38.60 million or 1.25% from December 31, 2009.  Fed funds sold and interest bearing deposits with other banks were $42.98 million, a decrease of $98.19 million or 69.55% from December 31, 2009.  Total investment securities, available for sale were $932.58 million which represented an increase of $30.95 million or 3.43% and total deposits were $3.61 billion, a decrease of $42.88 million or 1.17% over the comparable figures at the end of 2009.

Nonperforming assets at June 30, 2010, were $87.71 million, which was a decrease of $13.30 million or 13.17% from the $101.01 million reported at December 31, 2009.  At June 30, 2010, nonperforming assets were 2.71% of net loans and leases compared to 3.15% at December 31, 2009.

Accrued income and other assets were as follows:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Accrued income and other assets:
Bank owned life insurance cash surrender value	$52,375	$51,342
Accrued interest receivable	14,932	16,187
Mortgage servicing assets	7,197	8,748
Other real estate	6,673	4,039
Former bank premises held for sale	2,363	2,490
Repossessions	8,670	10,165
All other assets	56,781	55,620
Total accrued income and other assets	$148,991	$148,591

CAPITAL

As of June 30, 2010, total shareholders' equity was $589.50 million, up $19.18 million or 3.36% from the $570.32 million at December 31, 2009.  In addition to net income of $17.47 million, other significant changes in shareholders’ equity during the first six months of 2010 included $10.06 million of dividends paid and/or accrued.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $14.33 million at June 30, 2010, compared to $5.09 million at December 31, 2009.  The increase in accumulated other comprehensive income/(loss) during 2010 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 13.01% as of June 30, 2010, compared to 12.56% at December 31, 2009.  Book value per common share rose to $19.93 at June 30, 2010, from $19.30 at December 31, 2009.

We declared and paid dividends per common share of $0.15 during the second quarter of 2010.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 62.24%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Corporation’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2010, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$616,988	17.87%	$276,243	8.00%	$345,304	10.00%
1st Source Bank	578,868	16.84	275,072	8.00	343,739	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	572,393	16.58	138,122	4.00	207,182	6.00
1st Source Bank	535,290	15.57	137,496	4.00	206,244	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	572,393	12.93	177,120	4.00	221,400	5.00
1st Source Bank	535,290	12.14	176,335	4.00	220,419	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

        Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, Federal Reserve Bank borrowings, and the capability to package loans for sale.  Our loan to asset ratio was 69.11% at June 30, 2010 compared to 68.10% at December 31, 2009 and 69.41% at June 30, 2009.  Cash and cash equivalents totaled $65.34 million at June 30, 2010 compared to $72.87 million at December 31, 2009 and $70.80 million at June 30, 2009.  At June 30, 2010, the consolidated statement of financial condition was rate sensitive by $329.19 million more liabilities than assets scheduled to reprice within one year, or approximately 0.88%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended June 30, 2010 was $7.80 million and $17.47 million respectively, compared to $6.28 million and $12.53 million for the same periods in 2009.  Diluted net income per common share was $0.25 and $0.57 respectively, for the three and six month periods ended June 30, 2010, compared to $0.19 and $0.39 for the same periods in 2009.  Return on average common shareholders' equity was 5.93% for the six months ended June 30, 2010, compared to 4.12% in 2009.  The return on total average assets was 0.78% for the six months ended June 30, 2010, compared to 0.56% in 2009.

The increase in net income for the six months ended June 30, 2010, over the first six months of 2009, was primarily the result of a decrease in provision for loan and leases losses and an increase in net interest income.  This positive impact to net income was partially offset by an increase in income tax expense.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended June 30, 2010 was $37.11 million, an increase of 13.01% over the same period in 2009.  The net interest margin on a fully taxable equivalent basis was 3.57% for the three months ended June 30, 2010, compared to 3.11% for the three months ended June 30, 2009.  The taxable equivalent net interest income for the six months ended June 30, 2010 was $72.89 million, an increase of 13.04% over 2009, resulting in a net yield of 3.53%, compared to a net yield of 3.07% for the same period in 2009.

During the three and six month periods ended June 30, 2010, average earning assets decreased $57.35 million or 1.36% and $70.36 million or 1.66% respectively, over the comparable periods in 2009.  Average interest-bearing liabilities decreased $62.45 million or 1.80% and $87.76 million or 2.52% respectively, for the three and six month periods ended June 30, 2010 over the comparable periods one year ago.  The yield on average earning assets remained flat at 4.89% for the second quarter of 2010 from the second quarter of 2009.  The yield on average earning assets for the six month period ended June 30, 2010 decreased 1 basis point to 4.91% from 4.92% for the six month period ended June 30, 2009.  Although the overall rates earned on assets were relatively stable, there was a change in asset mix.  Total cost of average interest-bearing liabilities decreased 54 basis points to 1.63% for the second quarter 2010 from 2.17% for the second quarter 2009.  Total cost of average interest-bearing liabilities decreased 56 basis points to 1.68% for the six months ended June 30, 2010, from 2.24% for the six months ended June 30, 2009.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was an increase of 46 basis points for both the three and six month periods ended June 30, 2010 from June 30, 2009.

The largest contributor to the decrease in the yield on average earning assets for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was an increase in average investment securities at yields lower than other earning assets.  Total average investment securities increased $67.05 million or 7.89% and $90.50 million or 11.11% respectively, for the three and six month periods over one year ago.  Average mortgages held for sale decreased $86.06 million or 70.88% and $70.89 million or 71.66% respectively, for the three and six month periods ended June 30, 2010, over the comparable periods a year ago primarily due to a decrease in refinance activity.  Average net loans and leases decreased $58.16 million or 1.83% for the second quarter of 2010 from the second quarter of 2009 and $101.29 million or 3.15% for the six months ended June 30, 2010 compared to the same period in 2009.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $19.83 million or 24.42% and $11.32 million or 10.76% for the three and six month periods ended June 30, 2010, over the comparable periods a year ago.

Average interest-bearing deposits decreased $40.52 million or 1.28% and $47.54 million or 1.50% respectively, for the second quarter of 2010 and first six months of 2010 over the same periods in 2009.  The effective rate paid on average interest-bearing deposits decreased 62 basis points to 1.48% for the second quarter 2010 compared to 2.10% for the second quarter 2009.  The effective rate paid on average interest-bearing deposits decreased 62 basis points to 1.55% for the first six months of 2010 compared to 2.17% for the first six months of 2009.  The decline in the average cost of interest-bearing deposits during the second quarter and first six months of 2010 as compared to the second quarter and first six months of 2009 was primarily the result of decreases in interest rates offered on new certificates of deposits as opposed to rates on maturing certificates of deposits.

Average short-term borrowings decreased $29.07 million or 15.89% and $42.95 million or 21.45% respectively, for the second quarter of 2010 and the first six months of 2010, compared to the same periods in 2009.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements.  Interest paid on short-term borrowings decreased 11 basis points for the second quarter of 2010 and 14 basis points for the first six months of 2010 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $7.15 million or 35.54% during the second quarter of 2010 as compared to the second quarter of 2009 and increased $2.73 million or 13.00% during the first six months of 2010 as compared to the first six months of 2009.  The increase in long-term borrowings was the result of higher borrowings with the Federal Home Loan Bank.  Interest paid on long-term borrowings increased 194 basis points for the second quarter and 38 basis points for the first six months of 2010 due to an increase in expense for mandatorily redeembable securities.

Average demand deposits increased $42.04 million or 9.95% and $41.86 million or 10.10%, respectively during the second quarter and first six months of 2010, compared to the same periods one year ago.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended June 30,						Six months ended June 30,
	2010			2009			2010			2009

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$743,598	$5,279	2.85%	$641,698	$4,207	2.63%	$728,296	$10,680	2.96%	$605,601	$8,243	2.74%
Tax exempt	173,553	2,095	4.84%	208,408	2,441	4.70%	176,650	4,240	4.84%	208,846	4,902	4.73%
Mortgages - held for sale	35,350	451	5.12%	121,405	1,539	5.08%	28,033	724	5.21%	98,920	2,526	5.15%
Net loans and leases	3,120,871	42,839	5.51%	3,179,034	43,107	5.44%	3,110,565	85,033	5.51%	3,211,858	86,886	5.46%
Other investments	101,004	250	0.99%	81,179	264	1.30%	116,576	524	0.91%	105,254	597	1.14%

Total Earning Assets	4,174,376	50,914	4.89%	4,231,724	51,558	4.89%	4,160,120	101,201	4.91%	4,230,479	103,154	4.92%

Cash and due from banks	60,898			55,921			59,403			59,711
Reserve for loan and lease losses	(88,945)			(86,529)			(89,083)			(84,168)
Other assets	371,295			324,641			371,158			324,991

Total	$4,517,624			$4,525,757			$4,501,598			$4,531,013

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,128,393	$11,573	1.48%	$3,168,917	$16,596	2.10%	$3,127,336	$23,978	1.55%	$3,174,874	$34,202	2.17%
Short-term borrowings	153,909	206	0.54%	182,982	295	0.65%	157,262	394	0.51%	200,208	644	0.65%
Subordinated notes	89,692	1,647	7.37%	89,692	1,647	7.37%	89,692	3,294	7.41%	89,692	3,294	7.41%
Long-term debt and
mandatorily redeemable securities	27,251	375	5.51%	20,105	179	3.57%	23,681	645	5.49%	20,956	531	5.11%

Total Interest-Bearing Liabilities	3,399,245	13,801	1.63%	3,461,696	18,717	2.17%	3,397,971	28,311	1.68%	3,485,730	38,671	2.24%

Noninterest-bearing deposits	464,434			422,398			456,193			414,331
Other liabilities	67,110			69,833			64,688			73,205
Shareholders' equity	586,835			571,830			582,746			557,747

Total	$4,517,624			$4,525,757			$4,501,598			$4,531,013

Net Interest Income		$37,113			$32,841			$72,890			$64,483

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.57%			3.11%			3.53%			3.07%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and six month periods ended June 30, 2010 was $5.80 million and $10.19 million respectively, compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2009 of $8.49 million and $16.27 million respectively.  Net charge-offs of $5.61 million were recorded for the second quarter 2010, compared to $9.72 million for the same quarter a year ago.  Year-to-date net charge-offs of $10.41 million have been recorded in 2010, compared to $12.92 million through June 30, 2009.

On June 30, 2010, 30 day and over loan and lease delinquencies were 1.15% as compared to 2.20% on June 30, 2009.  The decrease in delinquencies was primarily in auto and light trucks and aircraft.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.81% as compared to 2.64% one year ago.  A summary of loan and lease loss experience during the three and six month periods ended June 30, 2010 and 2009 is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Reserve for loan and lease losses - beginning balance	$87,827	$84,357	$88,236	$79,776
Charge-offs	(6,326)	(10,778)	(11,705)	(15,455)
Recoveries	715	1,058	1,297	2,531
Net (charge-offs)/recoveries	(5,611)	(9,720)	(10,408)	(12,924)

Provision for loan and lease losses	5,798	8,487	10,186	16,272

Reserve for loan and lease losses - ending balance	$88,014	$83,124	$88,014	$83,124

Loans and leases outstanding at end of period	$3,131,749	$3,154,416	$3,131,749	$3,154,416
Average loans and leases outstanding during period	3,120,871	3,179,034	3,110,565	3,211,858

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.81%	2.64%	2.81%	2.64%
Ratio of net charge-offs/(recoveries) during period to
average loans and leases outstanding	0.72%	1.23%	0.67%	0.81%

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

As of June 30, 2010 and December 31, 2009, impaired loans and leases totaled $82.21 million and $80.54 million respectively, of which $45.05 million and $39.67 million had corresponding specific reserves for loan and lease losses totaling $12.59 million and $8.92 million, respectively.  The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them.  As of June 30, 2010, a total of $59.40 million of the impaired loans and leases were nonaccrual loans and leases.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	June 30,	December 31,	June 30,
	2010	2009	2009

Loans and leases past due 90 days or more	$1,230	$628	$621
Nonaccrual and restructured loans and leases	68,433	83,537	67,983
Other real estate	6,673	4,039	1,790
Former bank premises held for sale	2,363	2,490	3,095
Repossessions	8,670	10,165	6,960
Equipment owned under operating leases	337	154	269

Total nonperforming assets	$87,706	$101,013	$80,718

Nonperforming assets totaled $87.71 million at June 30, 2010, a decrease of 13.17% from the $101.01 million reported at December 31, 2009, and an 8.66% increase from the $80.72 million reported at June 30, 2009.  The decrease during the first six months of 2010 compared to December 31, 2009 was primarily related to decreases in nonaccrual and restructured loans and leases.  The increase during the first six months of 2010 compared to the same period in 2009 was primarily related to increases in other real estate.

The decrease in nonaccrual and restructured loans and leases at June 30, 2010 from December 31, 2009 was spread among the various loan portfolios except for a slight increase in commercial loans.  The largest dollar decreases during the most recent quarter occurred in the medium and heavy duty truck portfolio.

As of June 30, 2010, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These loans totaled approximately $23.20 million which were comprised of $21.31 million secured by commercial real estate and included in loans secured by real estate and $1.89 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, whether they be local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values declined during 2009 and 2010, increasing the risk in aircraft secured transactions.  Medium and heavy duty trucks are also a large exposure area for us.  Medium and heavy duty trucks non-accrual loans and leases decreased to $7.25 million as of June 30, 2010, down from $11.62 million as of December 31, 2009.  The trucking industry has suffered from overcapacity, underutilization, aging fleets and declining collateral values which are expected to remain weak through 2011.

The increase in other real estate is due to foreclosing on well situated real estate in the local market for which we have a current appraisal and is well secured.  Nonperforming assets as a percentage of total loans and leases were 2.71% at June 30, 2010, 3.15% at December 31, 2009, and 2.48% at June 30, 2009.

Repossessions consisted mainly of aircraft and medium and heavy duty trucks at June 30, 2010.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A loan is considered a restructured loan in cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loan disclosures after a period of six months if they are in compliance with the modified terms.  Restructured loans that are accruing interest total $7.96 million at June 30, 2010 and $18.31 million at December 31, 2009.  As of June 30, 2010 and December 31, 2009, there were no loans classified as troubled debt restructurings.

Supplemental Loan and Lease Information as of June 30, 2010

(Dollars in thousands)		Nonaccrual	Other real estate	Year-to-date
	Loans and leases	and	owned and	net credit losses/
	outstanding	restructured loans	repossessions	(recoveries)

Commercial and agricultural loans	$539,003	$7,016	$67	$278
Auto, light truck and environmental equipment	416,152	4,257	247	725
Medium and heavy duty truck	185,954	7,253	655	1,723
Aircraft financing	596,138	5,061	7,557	4,847
Construction equipment financing	308,602	6,901	125	1,528
Loans secured by real estate	983,054	37,859	6,673	2,993
Consumer loans	102,846	86	19	518

Total	$3,131,749	$68,433	$15,343	$12,612

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $130.01 million and $131.18 million as of June 30, 2010 and December 31, 2009, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil were $93.92 million and $87.66 million as of June 30, 2010 and December 31, 2009, respectively. Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended June 30, 2010 and 2009 was $20.60 million and $22.71 million, respectively.  Noninterest income for the six month period ended June 30, 2010 and 2009 was $41.52 million and $43.25 million, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Noninterest income:
Trust fees	$4,062	$3,887	$7,807	$7,691
Service charges on deposit accounts	5,275	5,219	9,895	9,965
Mortgage banking income	425	3,339	1,202	5,909
Insurance commissions	1,061	1,076	2,526	2,592
Equipment rental income	6,672	6,402	13,417	12,549
Other income	3,012	2,356	5,701	4,591
Investment securities and other investment gains (losses)	95	426	976	(43)

Total noninterest income	$20,602	$22,705	$41,524	$43,254

Noninterest income increased or was relatively stable in all categories for the second quarter and year-to-date 2010 as compared to the same periods in 2009 except mortgage banking income.

Mortgage banking income decreased $2.91 million or 87.27% in the second quarter of 2010 as compared to the second quarter of 2009.  Mortgage banking income decreased $4.71 million or 79.66% in the first six months of 2010 as compared to the same period in 2009.  The second quarter and year-to-date decrease was due to mortgage servicing rights fair value impairment charges recognized in 2010 as compared to recoveries in 2009.  The year-to-date decrease was also impacted by lower gain on sale of loans as a result of reduced production volume in 2010.

Equipment rental income generated from operating leases increased during the first three and six months of 2010 as compared to the first three and six months of 2009 due to an increase in the operating lease portfolio from one year ago.

Other income increased for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009, mainly due to higher earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds and higher dividend income on non-marketable stock.

The decrease in investment securities and other investments gains (losses) of $0.33 million or 77.75% in the three months ended June 30, 2010 was due to a loss on a venture capital investment compared to gains on partnership investments in the same period a year earlier.  The increase in investment securities and other investments gains (losses) of $1.02 million was due to partnership gains and gain on sale of securities in the six months ended June 30, 2010 as compared to losses in the same period one year ago.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended June 30, 2010 and 2009 was $39.65 million and $37.35 million, respectively.  Noninterest expense for the six month period ended June 30, 2010 and 2009 was $76.76 million and $75.99 million, respectively.  Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Noninterest expense:
Salaries and employee benefits	$18,848	$16,829	$37,658	$36,915
Net occupancy expense	1,939	2,273	4,426	4,874
Furniture and equipment expense	3,196	3,765	5,996	7,246
Depreciation - leased equipment	5,304	5,088	10,668	10,044
Professional fees	1,418	815	2,932	1,877
Supplies and communication	1,338	1,428	2,707	2,995
Business development and marketing expense	880	794	1,447	1,279
Intangible asset amortization	331	341	662	682
Loan and lease collection and repossession expense	3,267	1,070	4,373	1,629
FDIC and other insurance	1,667	3,719	3,341	5,269
Other expense	1,461	1,227	2,549	3,179

Total noninterest expense	$39,649	$37,349	$76,759	$75,989

During the second quarter of 2010, salaries and employee benefits increased $2.02 million or 12.00% compared to the second quarter of 2009.  For the first six months of 2010, salaries and employee benefits increased $0.74 million or 2.01% compared to the first six months of 2009.  The increases were primarily a result of higher executive incentive expense, the one-time reversal of post retirement benefit obligations in 2009 which was offset by lower base salaries due to fewer employees and higher deferred salaries relating to the origination of loans.

Furniture and equipment expense declined $0.57 million or 15.11% and $1.25 million or 17.25%, respectively for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009.  The decreases were primarily attributed to lower computer processing charges.

Leased equipment depreciation expense increased in conjunction with the increase in equipment rental income for the three and six months ended June 30, 2010 as compared to the same periods a year ago.

Professional fees increased $0.60 million or 73.99% and $1.06 million or 56.21% respectively, for the three and six month periods ended June 30, 2010 as compared to the three and six month periods ended June 30, 2009.  The increase in professional fees in 2010 is the result of higher consulting and legal fees.  Loan and lease collection and repossession expense increased $2.20 million or 205.33% and $2.74 million or 168.45% respectively, for the second quarter and first six months of 2010 as compared to the same periods in 2009 mainly due to increased valuation adjustments on repossessed aircraft.

FDIC and other insurance expense decreased $2.05 million or 55.18% and $1.93 million or 36.59%, respectively in the second quarter and first six months of 2010 as compared to the second quarter and first six months of 2009.  FDIC insurance premiums in 2009 included a one-time special assessment.

Net occupancy, supplies and communication, business development and marketing, intangible asset amortization, and other expense all changed slightly in 2010 over the same periods in 2009.

INCOME TAXES

        The provision for income taxes for the three and six month periods ended June 30, 2010 was $3.61 million and $8.26 million respectively, compared to $2.50 million and $1.09 million for the same periods in 2009.  The effective tax rates were 31.65% and 28.46% for the second quarter ended June 30, 2010 and 2009, respectively, and 32.09% and 8.03% for the six months ended June 30, 2010 and 2009, respectively.  The provision for income taxes for the six months ended June 30, 2009 included a one time benefit of $2.60 million which resulted in the lower effective tax rate.  This benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2009.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
April 01 - 30, 2010	0	0	0	1,356,870
May 01 - 31, 2010	1,202	18.40	1,202	1,355,668
June 01 - 30, 2010	13,000	17.40	13,000	1,342,668

(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to
2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 657,332 shares.

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

1st Source Corporation

DATE July 22, 2010	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE July 22, 2010	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer