Form 10-Q
period 2010-09-30
1ST SOURCE CORP
filed 2010-10-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 0-6233

(Exact name of registrant as specified in its charter)

INDIANA		35-1068133
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Indentification No.)

100 North Michigan Street	South Bend, IN	46614
(Address of principle executive offices) (Zip Code)

(574) 235-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding as of October 15, 2010 – 24,203,450 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$60,395	$72,872
Federal funds sold and
interest bearing deposits with other banks	79,082	141,166
Investment securities available-for-sale
(amortized cost of $848,409 and $893,439
at September 30, 2010 and December 31, 2009, respectively)	874,514	901,638
Other investments	21,012	21,012
Trading account securities	125	125
Mortgages held for sale	114,947	26,649
Loans and leases - net of unearned discount
Commercial and agricultural loans	535,874	546,222
Auto, light truck and environmental equipment	397,297	349,741
Medium and heavy duty truck	174,459	204,545
Aircraft financing	620,996	617,384
Construction equipment financing	304,035	313,300
Loans secured by real estate	979,442	952,223
Consumer loans	100,076	109,735
Total loans and leases	3,112,179	3,093,150
Reserve for loan and lease losses	(89,509)	(88,236)
Net loans and leases	3,022,670	3,004,914
Equipment owned under operating leases, net	84,430	97,004
Net premises and equipment	36,133	37,907
Goodwill and intangible assets	89,287	90,222
Accrued income and other assets	149,718	148,591
Total assets	$4,532,313	$4,542,100

LIABILITIES
Deposits:
Noninterest bearing	$495,778	$450,608
Interest bearing	3,070,416	3,201,856
Total deposits	3,566,194	3,652,464
Federal funds purchased and securities
sold under agreements to repurchase	145,887	123,787
Other short-term borrowings	26,337	26,323
Long-term debt and mandatorily redeemable securities	34,987	19,761
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	72,893	59,753
Total liabilities	3,935,990	3,971,780

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued 111,000 at September 30, 2010,
and at December 31, 2009	105,917	104,930
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at September 30, 2010,
and at December 31, 2009	350,278	350,269
Retained earnings	155,633	142,407
Cost of common stock in treasury (1,440,056 shares at September 30, 2010, and
1,532,483 shares at December 31, 2009)	(31,723)	(32,380)
Accumulated other comprehensive income	16,218	5,094
Total shareholders' equity	596,323	570,320
Total liabilities and shareholders' equity	$4,532,313	$4,542,100

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans and leases	$43,722	$43,436	$129,091	$132,507
Investment securities, taxable	4,931	4,357	15,611	12,600
Investment securities, tax-exempt	1,369	1,651	4,258	5,046
Other	219	297	743	894
Total interest income	50,241	49,741	149,703	151,047

Interest expense:
Deposits	10,790	15,460	34,768	49,662
Short-term borrowings	219	265	613	909
Subordinated notes	1,648	1,648	4,942	4,942
Long-term debt and mandatorily redeemable securities	400	322	1,045	853
Total interest expense	13,057	17,695	41,368	56,366

Net interest income	37,184	32,046	108,335	94,681
Provision for loan and lease losses	5,578	6,469	15,764	22,741
Net interest income after provision for
loan and lease losses	31,606	25,577	92,571	71,940

Noninterest income:
Trust fees	3,870	3,782	11,677	11,473
Service charges on deposit accounts	4,918	5,402	14,813	15,367
Mortgage banking income	2,549	965	3,751	6,874
Insurance commissions	1,180	1,022	3,706	3,614
Equipment rental income	6,495	6,347	19,912	18,896
Other income	2,656	2,022	8,357	6,613
Investment securities and other investment gains	1,083	716	2,059	673
Total noninterest income	22,751	20,256	64,275	63,510

Noninterest expense:
Salaries and employee benefits	18,980	18,425	56,638	55,340
Net occupancy expense	2,200	2,221	6,626	7,095
Furniture and equipment expense	3,227	3,241	9,223	10,487
Depreciation - leased equipment	5,173	5,021	15,841	15,065
Professional fees	1,563	1,020	4,495	2,897
Supplies and communication	1,387	1,473	4,094	4,468
FDIC and other insurance	1,420	1,582	4,761	6,851
Business development and marketing expense	845	655	2,292	1,934
Loan and lease collection and repossession expense	1,449	1,147	5,822	2,776
Other expense	1,566	1,785	4,777	5,646
Total noninterest expense	37,810	36,570	114,569	112,559

Income before income taxes	16,547	9,263	42,277	22,891
Income tax expense	5,344	2,530	13,600	3,624

Net income	11,203	6,733	28,677	19,267
Preferred stock dividends and discount accretion	(1,721)	(1,701)	(5,149)	(4,710)
Net income available to common shareholders	$9,482	$5,032	$23,528	$14,557

Per common share
Basic net income per common share	$0.39	$0.21	$0.96	$0.60
Diluted net income per common share	$0.39	$0.21	$0.96	$0.60
Dividends	$0.15	$0.15	$0.45	$0.43
Basic weighted average common shares outstanding	24,247,236	24,164,884	24,247,468	24,166,887
Diluted weighted average common shares outstanding	24,253,883	24,212,042	24,254,026	24,215,542

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2009	$453,664	$-	$342,982	$136,877	$(32,019)	$5,824
Comprehensive Income, net of tax:
Net Income	19,267	-	-	19,267	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	3,813	-	-	-	-	3,813
Total Comprehensive Income	23,080	-	-	-	-	-
Issuance of 83,402 common shares
under stock based compensation awards,
including related tax effects	1,663	-	-	725	938	-
Cost of 52,876 shares of common
stock aquired for treasury	(862)				(862)
Issuance of preferred stock	103,725	103,725	-	-	-	-
Preferred stock discount accretion	-	887		(887)
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend (paid and/or accrued)	(3,823)	-	-	(3,823)	-	-
Common stock dividend ($0.43 per share)	(10,401)	-	-	(10,401)	-	-
Stock based compensation	9	-	9	-	-	-
Balance at September 30, 2009	$574,330	$104,612	$350,266	$141,758	$(31,943)	$9,637

Balance at January 1, 2010	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive Income, net of tax:
Net Income	28,677	-	-	28,677	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	11,124	-	-	-	-	11,124
Total Comprehensive Income	39,801	-	-	-	-	-
Issuance of 187,354 common shares
under stock based compensation awards,
including related tax effects	2,871	-	-	636	2,235	-
Cost of 94,927 shares of common
stock acquired for treasury	(1,578)	-	-	-	(1,578)	-
Preferred stock discount accretion	-	987	-	(987)	-	-
Preferred stock dividend (paid and/or accrued)	(4,163)	-	-	(4,163)	-	-
Common stock dividend ($0.45 per share)	(10,937)	-	-	(10,937)	-	-
Stock based compensation	9	-	9	-	-	-
Balance at September 30, 2010	$596,323	$105,917	$350,278	$155,633	$(31,723)	$16,218

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$28,677	$19,267
Adjustments to reconcile net income to net cash
(used) provided by operating activities:
Provision for loan and lease losses	15,764	22,741
Depreciation of premises and equipment	3,103	3,515
Depreciation of equipment owned and leased to others	15,841	15,065
Amortization of investment security premiums
and accretion of discounts, net	1,232	4,477
Amortization of mortgage servicing rights	2,277	2,517
Mortgage servicing asset impairment (recovery)	821	(1,793)
Deferred income taxes	(3,800)	3,460
Investment securities and other investment gains	(2,059)	(673)
Originations/purchases of loans held for sale, net of principal collected	(299,298)	(512,286)
Proceeds from the sales of loans held for sale	215,678	522,780
Net gain on sale of loans held for sale	(4,678)	(3,170)
Change in trading account securities	-	(17)
Change in interest receivable	795	1,352
Change in interest payable	664	2,173
Change in other assets	(4,084)	(8,109)
Change in other liabilities	9,495	4,249
Other	616	754
Net change in operating activities	(18,956)	76,302

Investing activities:
Proceeds from sales of investment securities	72,417	147,658
Proceeds from maturities of investment securities	330,904	323,295
Purchases of investment securities	(357,465)	(630,642)
Net change in short-term and other investments	62,084	(60,757)
Loans sold or participated to others	13,186	13,482
Net change in loans and leases	(46,707)	173,687
Net change in equipment owned under operating leases	(3,267)	(23,541)
Purchases of premises and equipment	(1,577)	(1,772)
Net change in investing activities	69,575	(58,590)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(23,309)	74,639
Net change in certificates of deposit	(62,961)	(102,468)
Net change in short-term borrowings	22,114	(141,197)
Proceeds from issuance of long-term debt	15,418	240
Payments on long-term debt	(363)	(10,392)
Net proceeds from issuance of treasury stock	2,871	1,663
Acquisition of treasury stock	(1,578)	(862)
Net proceeds from issuance of preferred stock & common stock warrants	-	111,000
Cash dividends paid on preferred stock	(4,163)	(3,114)
Cash dividends paid on common stock	(11,125)	(10,584)
Net change in financing activities	(63,096)	(81,074)

Net change in cash and cash equivalents	(12,477)	(63,363)

Cash and cash equivalents, beginning of year	72,872	119,771

Cash and cash equivalents, end of period	$60,395	$56,408

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$15,501	$12,489
Common stock matching contribution to KSOP plan	2,545	1,254

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

Note 2.              Recent Accounting Pronouncements

Receivables:  In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20 “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires extensive new disclosures about financing receivables, including credit risk exposures and the allowance for credit losses.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim or annual reporting periods ending on or after December 15, 2010.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  We are assessing the impact of ASU 2010-20 on our disclosures.

Receivables:  In April 2010, the FASB issued ASU No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  ASU 2010-18 was effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010.  ASU 2010-18 did not have an impact on our financial condition, results of operations, or disclosures.

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

Subsequent Events:  In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance for us.  The impact of ASU 2010-09 on our disclosures is reflected in Note 12 - Subsequent Events.

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

Note 3.              Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010
U.S. Treasury and Federal agencies securities	$347,564	$7,563	$-	$355,127
U.S. States and political subdivisions securities	160,583	7,529	(1,550)	166,562
Mortgage-backed securities - Federal agencies	306,711	10,757	(30)	317,438
Corporate debt securities	28,564	261	(6)	28,819
Foreign government and other securities	3,724	37	(2)	3,759
Total debt securities	847,146	26,147	(1,588)	871,705
Marketable equity securities	1,263	1,549	(3)	2,809
Total investment securities available-for-sale	$848,409	$27,696	$(1,591)	$874,514

December 31, 2009
U.S. Treasury and Federal agencies securities	$390,189	$760	$(1,780)	$389,169
U.S. States and political subdivisions securities	188,706	5,450	(2,337)	191,819
Mortgage-backed securities - Federal agencies	286,415	5,996	(1,434)	290,977
Corporate debt securities	26,166	194	(38)	26,322
Foreign government and other securities	675	-	-	675
Total debt securities	892,151	12,400	(5,589)	898,962
Marketable equity securities	1,288	1,417	(29)	2,676
Total investment securities available-for-sale	$893,439	$13,817	$(5,618)	$901,638

At September 30, 2010, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at September 30, 2010 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$41,678	$41,955
Due after one year through five years	374,298	384,449
Due after five years through ten years	110,756	115,646
Due after ten years	13,703	12,217
Mortgage-backed securities	306,711	317,438
Total debt securities available-for-sale	$847,146	$871,705

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  The gross gains and losses in the first nine months of 2010 primarily reflect the disposition of FNMA and FHLMC debt securities.  The gross gains in the first nine months of 2009 reflect gains on the sale of FHLB and FNMA debt securities.  The gross losses in the first nine months of 2009 primarily reflect losses on the sale of preferred equities.  There have been no other than temporary impairment (OTTI) writedowns in 2010.  There were no gains or losses for the nine months ended September 30, 2010 and net gains of $17 thousand recorded for the nine months ended September 30, 2009 on $0.13 million in trading securities outstanding at both September 30, 2010, and December 31, 2009.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains	$-	$356	$292	$1,010
Gross realized losses	(24)	-	(36)	(707)
Net realized gains (losses)	$(24)	$356	$256	$303

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
U.S. States and political subdivisions securities	$2,523	$(46)	$11,450	$(1,504)	$13,973	$(1,550)
Mortgage-backed securities - Federal agencies	1,627	(10)	5,275	(20)	6,902	(30)
Corporate debt securities	4,520	(6)	-	-	4,520	(6)
Foreign government and other securities	1,038	(2)	-	-	1,038	(2)
Total debt securities	9,708	(64)	16,725	(1,524)	26,433	(1,588)
Marketable equity securities	1	-	4	(3)	5	(3)
Total investment securities available-for-sale	$9,709	$(64)	$16,729	$(1,527)	$26,438	$(1,591)

December 31, 2009
U.S. Treasury and Federal agencies securities	$245,921	$(1,780)	$-	$-	$245,921	$(1,780)
U.S. States and political subdivisions securities	9,501	(178)	16,718	(2,159)	26,219	(2,337)
Mortgage-backed securities - Federal agencies	90,592	(1,137)	22,330	(297)	112,922	(1,434)
Corporate debt securities	7,149	(38)	-	-	7,149	(38)
Total debt securities	353,163	(3,133)	39,048	(2,456)	392,211	(5,589)
Marketable equity securities	2	(2)	4	(27)	6	(29)
Total investment securities available-for-sale	$353,165	$(3,135)	$39,052	$(2,483)	$392,217	$(5,618)

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

At September 30, 2010, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2010, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At September 30, 2010 and December 31, 2009, investment securities with carrying values of $370.43 million and $351.84 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Mortgage servicing assets:
Balance at beginning of period	$8,168	$9,335	$8,749	$6,708
Additions	1,493	1,447	3,034	6,370
Amortization	(816)	(945)	(2,277)	(2,517)
Sales	(657)	(392)	(1,318)	(1,116)
Carrying value before valuation allowance at end of period	8,188	9,445	8,188	9,445
Valuation allowance:
Balance at beginning of period	(971)	(566)	(1)	(2,073)
Impairment recoveries (charges)	149	286	(821)	1,793
Balance at end of period	$(822)	$(280)	$(822)	$(280)
Net carrying value of mortgage servicing assets at end of period	$7,366	$9,165	$7,366	$9,165
Fair value of mortgage servicing assets at end of period	$7,646	$9,648	$7,646	$9,648

During the nine months ended September 30, 2010 and 2009, management determined that it was not necessary to permanently write-down any previously established valuation allowance.  At September 30, 2010, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $0.28 million.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights follow:

	September 30,
	2010	2009
Expected weighted-average life (in years)	3.59	3.49
Weighted-average constant prepayment rate (CPR)	29.76%	23.16%
Weighted-average discount rate	8.41%	8.54%

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.00 million and $0.96 million for the three months ended September 30, 2010 and 2009, respectively.  Mortgage loan contractual servicing fees were $2.98 million and $2.71 million for the nine months ended September 30, 2010 and 2009, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

At September 30, 2010 and December 31, 2009, the amounts of non-hedging derivative financial instruments are shown in the chart below:

(Dollars in thousands)		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
	amount	location	value	location	value

September 30, 2010
Interest rate swap contracts	$423,069	Other assets	$18,933	Other liabilities	$19,473
Loan commitments	118,840	Mortgages held for sale	476	N/A	-
Forward contracts	173,340	N/A	-	Mortgages held for sale	849

Total			$19,409		$20,322

December 31, 2009
Interest rate swap contracts	$412,717	Other assets	$13,516	Other liabilities	$13,988
Loan commitments	48,821	Mortgages held for sale	77	N/A	-
Forward contracts	38,940	Mortgages held for sale	411	N/A	-

Total			$14,004		$13,988

For the three and nine months ended September 30, 2010 and 2009, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended		Nine Months Ended
	Statement of	September 30,		September 30,
(Dollars in thousands)	Income location	2010	2009	2010	2009

Interest rate swap contracts	Other expense	$110	$(121)	$(68)	$(53)
Loan commitments	Mortgage banking income	3	(249)	399	(1,277)
Forward contracts	Mortgage banking income	1,093	(258)	(1,260)	714
Total		$1,206	$(628)	$(929)	$(616)

We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $18.07 million and $19.02 million at September 30, 2010 and December 31, 2009, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

Note 7.              Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.

Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 40,508 and 54,472 were considered antidilutive as of September 30, 2010 and 2009.  Stock warrants of 837,947 were considered antidilutive as of September 30, 2010 and 2009.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
(Dollars in thousands - except per share amounts)	September 30,		September 30,
	2010	2009	2010	2009
Distributed earnings allocated to common stock	$3,641	$3,626	$10,900	$10,386
Undistributed earnings allocated to common stock	5,732	1,381	12,390	4,095
Net earnings allocated to common stock	9,373	5,007	23,290	14,481
Net earnings allocated to participating securities	109	25	238	76
Net income allocated to common stock and participating securities	$9,482	$5,032	$23,528	$14,557

Weighted average shares outstanding for basic earnings per common share	24,247,236	24,164,884	24,247,468	24,166,887
Dilutive effect of stock compensation	6,647	47,158	6,558	48,655
Weighted average shares outstanding for diluted earnings per common share	24,253,883	24,212,042	24,254,026	24,215,542

Basic earnings per common share	$0.39	$0.21	$0.96	$0.60
Diluted earnings per common share	$0.39	$0.21	$0.96	$0.60

Note 8.              Stock-Based Compensation

As of September 30, 2010, we had five stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2009.  These plans include two stock option plans, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of income for the nine months ended September 30, 2010 and 2009 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the third quarter of 2010 (September 30, 2010) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $9 thousand, net of tax, for both the nine months ended September 30, 2010 and 2009.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, beginning of year	71,763	$18.19
Granted	-	-
Exercised	-	-
Forfeited	(9,255)	25.03
Options outstanding, September 30, 2010	62,508	$17.18	1.36	$117

Vested and expected to vest at September 30, 2010	62,508	$17.18	1.36	$117
Exercisable at September 30, 2010	59,758	$17.42	1.31	$103

No options were granted during the nine months ended September 30, 2010.

As of September 30, 2010, there was $3.16 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.38 years.

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	29,508	1.99	$13.38	26,758	$13.52
$18.00 to $26.99	33,000	0.80	20.58	33,000	20.58

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 9.              Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.56 million at September 30, 2010 and $1.30 million at December 31, 2009.  Interest and penalties were recognized through the income tax provision.  For the nine months ending September 30, 2010 and the twelve months ending December 31, 2009, we recognized approximately $0.03 million and $(0.73) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.58 million and $0.55 million were accrued at September 30, 2010 and December 31, 2009, respectively.

Tax years that remain open and subject to audit include the federal 2007-2009 years and the Indiana 2006-2009 years.  Additionally, during the first quarter of 2009 we reached a resolution of audit examinations for the 2002-2007 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $4.85 million that affected the effective tax rate and increased earnings in the amount of $2.60 million.  We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

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

We elected fair value accounting for new mortgages held for sale (MHFS) originations starting on January 1, 2008.  We believe the election for MHFS (which are hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At September 30, 2010, all MHFS are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on September 30, 2010:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$114,947	$111,631	$3,316	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

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

The table below presents the balance of assets and liabilities at September 30, 2010, measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,242	$334,885	$-	$355,127
U.S. States and political subdivisions securities	-	146,942	19,620	166,562
Mortgage-backed securities - Federal agencies	-	317,438	-	317,438
Corporate debt securities	-	28,819	-	28,819
Foreign government and other securities	-	3,084	675	3,759
Total debt securities	20,242	831,168	20,295	871,705
Marketable equity securities	2,800	-	9	2,809
Total investment securities available-for-sale	23,042	831,168	20,304	874,514
Trading account securities	125	-	-	125
Mortgages held for sale	-	114,947	-	114,947
Accrued income and other assets (Interest rate swap agreements)	-	18,933	-	18,933
Total	$23,167	$965,048	$20,304	$1,008,519

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$-	$19,473	$-	$19,473
Total	$-	$19,473	$-	$19,473

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2010 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Marketable equity securities	Investment securities available-for-sale
Beginning balance July 1, 2010	$9,324	$675	$9	$10,008
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	73	-	-	73
Purchases	-	100	-	100
Issuances	-	-	-	-
Settlements	-	-	-	-
Maturities	(642)	(100)	-	(742)
Transfers into Level 3	10,865	-	-	10,865
Transfers out of Level 3	-	-	-	-
Ending balance September 30, 2010	$19,620	$675	$9	$20,304

Transfers into Level 3 represent auction rate securities which were previously classified as Level 2.  We have determined that Level 3 is a more appropriate classification based on the fair value methodology used due to market illiquidity and the lack of other observable inputs.  The transfer was made as of the end of the reporting period.

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2010.

Financial Instruments on Non-recurring Basis:

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2010:  impaired loans - $4.43 million; partnership investments - $0.41 million; mortgage servicing rights - $(0.15) million; repossessions - $0.03 million, and other real estate - $0.03 million.

The table below presents the carrying value of assets at September 30, 2010, measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$87,081	$87,081
Accrued income and other assets (partnership investments)	-	-	2,889	2,889
Accrued income and other assets (mortgage servicing rights)	-	-	7,366	7,366
Accrued income and other assets (repossessions)	-	-	9,665	9,665
Accrued income and other assets (other real estate)	-	-	9,200	9,200
	$-	$-	$116,201	$116,201

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of September 30, 2010, and December 31, 2009, are summarized in the table below.

	September 30, 2010		December 31, 2009
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$60,395	$60,395	$72,872	$72,872
Federal funds sold and interest bearing deposits with other banks	79,082	79,082	141,166	141,166
Investment securities, available-for-sale	874,514	874,514	901,638	901,638
Other investments and trading account securities	21,138	21,138	21,137	21,137
Mortgages held for sale	114,947	114,947	26,649	26,649
Loans and leases, net of reserve for loan and lease losses	3,022,670	3,077,572	3,004,914	3,042,251
Cash surrender value of life insurance policies	52,907	52,907	51,342	51,342
Mortgage servicing rights	7,366	7,646	8,748	10,180
Interest rate swaps	18,933	18,933	13,516	13,516
Liabilities:
Deposits	$3,566,194	$3,601,646	$3,652,464	$3,692,203
Short-term borrowings	172,224	172,224	150,110	150,110
Long-term debt and mandatorily redeemable securities	34,987	35,474	19,761	19,831
Subordinated notes	89,692	73,078	89,692	81,118
Interest rate swaps	19,473	19,473	13,988	13,988
Off-balance-sheet instruments *	-	139	-	150
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

Note 11.            Borrowed Funds

During 2007, we entered into a line of credit agreement whereby we may borrow up to $30.00 million.  During 2008, $10.00 million was drawn on this line and converted to a term loan bearing a fixed interest rate of 4.28%.  Interest is payable quarterly with principal due at the October 30, 2010 maturity.  We do not intend to renew the credit facility upon maturity.

Note 12.            Subsequent Events

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of September 30, 2010, as compared to December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2009 Annual Report.

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

FINANCIAL CONDITION

Our total assets at September 30, 2010, were $4.53 billion, a decrease of $9.79 million or 0.22% from December 31, 2009.  Total loans and leases were $3.11 billion, an increase of $19.03 million or 0.62% from December 31, 2009.  Fed funds sold and interest bearing deposits with other banks were $79.08 million, a decrease of $62.08 million or 43.98% from December 31, 2009.  Total investment securities, available for sale were $874.51 million which represented a decrease of $27.12 million or 3.01% and total deposits were $3.57 billion, a decrease of $86.27 million or 2.36% over the comparable figures at the end of 2009.

Nonperforming assets at September 30, 2010, were $99.37 million, which was a decrease of $1.64 million or 1.62% from the $101.01 million reported at December 31, 2009.  At September 30, 2010, nonperforming assets were 3.09% of net loans and leases compared to 3.15% at December 31, 2009.

Accrued income and other assets were as follows:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Accrued income and other assets:
Bank owned life insurance cash surrender value	$52,907	$51,342
Accrued interest receivable	15,392	16,187
Mortgage servicing assets	7,366	8,748
Other real estate	7,010	4,039
Former bank premises held for sale	2,190	2,490
Repossessions	9,665	10,165
All other assets	55,188	55,620
Total accrued income and other assets	$149,718	$148,591

CAPITAL

As of September 30, 2010, total shareholders' equity was $596.32 million, up $26.00 million or 4.56% from the $570.32 million at December 31, 2009.  In addition to net income of $28.68 million, other significant changes in shareholders’ equity during the first nine months of 2010 included $15.10 million of dividends paid and/or accrued.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $16.22 million at September 30, 2010, compared to $5.09 million at December 31, 2009.  The increase in accumulated other comprehensive income/(loss) during 2010 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 13.16% as of September 30, 2010, compared to 12.56% at December 31, 2009.  Book value per common share rose to $20.26 at September 30, 2010, from $19.30 at December 31, 2009.

We declared and paid dividends per common share of $0.15 during the third quarter of 2010.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 52.59%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Corporation’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2010, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$621,785	18.15%	$274,132	8.00%	$342,665	10.00%
1st Source Bank	584,673	17.13	273,009	8.00	341,261	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	577,681	16.86	137,066	4.00	205,599	6.00
1st Source Bank	541,405	15.86	136,504	4.00	204,757	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	577,681	13.04	177,164	4.00	221,455	5.00
1st Source Bank	541,405	12.28	176,421	4.00	220,526	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, Federal Reserve Bank borrowings, and the capability to package loans for sale.  Our loan to asset ratio was 68.67% at September 30, 2010 compared to 68.10% at December 31, 2009 and 70.11% at September 30, 2009.  Cash and cash equivalents totaled $60.40 million at September 30, 2010 compared to $72.87 million at December 31, 2009 and $56.41 million at September 30, 2009. A term loan principal payment of $10.00 million will be due on October 30, 2010. The related line of credit agreement matures on October 30, 2010 and we do not intend to renew the credit facility. Refer to Note 11 of the Notes to the Consolidated Financial Statements for additional information. At September 30, 2010, the consolidated statement of financial condition was rate sensitive by $140.01 million more liabilities than assets scheduled to reprice within one year, or approximately 0.95%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

RESULTS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 2010 was $11.20 million and $28.68 million respectively, compared to $6.73 million and $19.27 million for the same periods in 2009.  Diluted net income per common share was $0.39 and $0.96 respectively, for the three and nine month periods ended September 30, 2010, compared to $0.21 and $0.60 for the same periods in 2009.  Return on average common shareholders' equity was 6.52% for the nine months ended September 30, 2010, compared to 4.16% in 2009.  The return on total average assets was 0.85% for the nine months ended September 30, 2010, compared to 0.57% in 2009.

The increase in net income for the nine months ended September 30, 2010, over the first nine months of 2009, was primarily the result of a decrease in provision for loan and leases losses and an increase in net interest income.  This positive impact to net income was partially offset by an increase in income tax expense.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended September 30, 2010 was $38.02 million, an increase of 15.11% over the same period in 2009.  The net interest margin on a fully taxable equivalent basis was 3.61% for the three months ended September 30, 2010, compared to 3.15% for the three months ended September 30, 2009.  The taxable equivalent net interest income for the nine months ended September 30, 2010 was $110.91 million, an increase of 13.74% over 2009, resulting in a net yield of 3.56%, compared to a net yield of 3.10% for the same period in 2009.

During the three and nine month periods ended September 30, 2010, average earning assets increased $23.01 million or 0.55% and decreased $38.89 million or 0.92% respectively, over the comparable periods in 2009.  Average interest-bearing liabilities decreased $32.52 million or 0.96% and $69.15 million or 2.00% respectively, for the three and nine month periods ended September 30, 2010 over the comparable periods one year ago.  The yield on average earning assets increased 1 basis point to 4.85% for the third quarter of 2010 from 4.84% for the third quarter of 2009.  The yield on average earning assets for the nine month period ended September 30, 2010 remained flat at 4.89% compared to the nine month period ended September 30, 2009.  Although the overall rates earned on assets were relatively stable, there was a change in asset mix.  Total cost of average interest-bearing liabilities decreased 53 basis points to 1.54% for the third quarter 2010 from 2.07% for the third quarter 2009.  Total cost of average interest-bearing liabilities decreased 55 basis points to 1.63% for the nine months ended September 30, 2010, from 2.18% for the nine months ended September 30, 2009.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was an increase of 46 basis points for both the three and nine month periods ended September 30, 2010 from September 30, 2009.

The largest contributor to the increase in the yield on average earning assets for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was a slight improvement in yields on loans and leases.  Total average investment securities increased $69.28 million or 8.38% and $83.35 million or 10.18% respectively, for the three and nine month periods over one year ago.  Average mortgages held for sale increased $3.66 million or 5.06% and decreased $45.77 million or 50.89% respectively, for the three and nine month periods ended September 30, 2010, over the comparable periods a year ago primarily due to fluctuations in refinance activity.  Average net loans and leases decreased $0.92 million or 0.03% for the third quarter of 2010 from the third quarter of 2009 and $67.47 million or 2.12% for the nine months ended September 30, 2010 compared to the same period in 2009.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $49.00 million or 37.63% and $9.01 million or 7.92% for the three and nine month periods ended September 30, 2010, over the comparable periods a year ago.

Average interest-bearing deposits decreased $29.75 million or 0.96% and $41.54 million or 1.32% respectively, for the third quarter of 2010 and first nine months of 2010 over the same periods in 2009.  The effective rate paid on average interest-bearing deposits decreased 59 basis points to 1.39% for the third quarter 2010 compared to 1.98% for the third quarter 2009.  The effective rate paid on average interest-bearing deposits decreased 62 basis points to 1.49% for the first nine months of 2010 compared to 2.11% for the first nine months of 2009.  The decline in the average cost of interest-bearing deposits during the third quarter and first nine months of 2010 as compared to the third quarter and first nine months of 2009 was primarily the result of interest rate repricing on maturing certificates of deposit.

Average short-term borrowings decreased $15.99 million or 9.05% and $33.86 million or 17.61% respectively, for the third quarter of 2010 and the first nine months of 2010, compared to the same periods in 2009.

The decrease in average short-term borrowings was primarily due to lower repurchase agreements.  Interest paid on short-term borrowings decreased 6 basis points for the third quarter of 2010 and 11 basis points for the first nine months of 2010 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $13.21 million or 66.29% during the third quarter of 2010 as compared to the third quarter of 2009 and increased $6.26 million or 30.36% during the first nine months of 2010 as compared to the first nine months of 2009.  The increase in long-term borrowings was the result of higher borrowings with the Federal Home Loan Bank.  Interest paid on long-term borrowings decreased 163 basis points for the third quarter and 33 basis points for the first nine months of 2010 due to lower effective rates on new Federal Home Loan Bank borrowings.

Average demand deposits increased $62.16 million or 14.40% and $48.70 million or 11.59%, respectively during the third quarter and first nine months of 2010, compared to the same periods one year ago.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended September 30,						Nine months ended September 30,
	2010			2009			2010			2009

		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$728,684	$4,931	2.68%	$622,975	$4,357	2.78%	$728,427	$15,611	2.87%	$611,456	$12,600	2.76%
Tax exempt	167,059	2,018	4.79%	203,493	2,464	4.80%	173,417	6,258	4.82%	207,042	7,366	4.76%
Mortgages - held for sale	75,934	886	4.63%	72,278	933	5.12%	44,175	1,610	4.87%	89,942	3,459	5.14%
Net loans and leases	3,129,445	43,022	5.45%	3,130,362	42,673	5.41%	3,116,927	128,055	5.49%	3,184,394	129,559	5.44%
Other investments	81,210	219	1.07%	130,210	297	0.90%	104,659	743	0.95%	113,664	894	1.05%

Total Earning Assets	4,182,332	51,076	4.85%	4,159,318	50,724	4.84%	4,167,605	152,277	4.89%	4,206,498	153,878	4.89%

Cash and due from banks	62,339			57,028			60,392			58,807
Reserve for loan and lease losses	(89,572)			(84,382)			(89,248)			(84,240)
Other assets	363,294			331,360			368,509			327,137

Total	$4,518,393			$4,463,324			$4,507,258			$4,508,202

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,074,493	$10,790	1.39%	$3,104,240	$15,460	1.98%	$3,109,528	$34,768	1.49%	$3,151,071	$49,662	2.11%
Short-term borrowings	160,594	219	0.54%	176,580	265	0.60%	158,385	613	0.52%	192,245	909	0.63%
Subordinated notes	89,692	1,648	7.29%	89,692	1,648	7.29%	89,692	4,942	7.37%	89,692	4,942	7.37%
Long-term debt and
mandatorily redeemable securities	33,138	400	4.79%	19,928	322	6.42%	26,868	1,045	5.20%	20,610	853	5.53%

Total Interest-Bearing Liabilities	3,357,917	13,057	1.54%	3,390,440	17,695	2.07%	3,384,473	41,368	1.63%	3,453,618	56,366	2.18%

Noninterest-bearing deposits	493,935			431,773			468,912			420,209
Other liabilities	68,813			67,292			66,078			71,212
Shareholders' equity	597,728			573,819			587,795			563,163

Total	$4,518,393			$4,463,324			$4,507,258			$4,508,202

Net Interest Income		$38,019			$33,029			$110,909			$97,512

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.61%			3.15%			3.56%			3.10%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and nine month periods ended September 30, 2010 was $5.58 million and $15.76 million respectively, compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2009 of $6.47 million and $22.74 million respectively.  Net charge-offs of $4.08 million were recorded for the third quarter 2010, compared to $4.09 million for the same quarter a year ago.  Year-to-date net charge-offs of $14.49 million have been recorded in 2010, compared to $17.01 million through September 30, 2009.

On September 30, 2010, 30 day and over loan and lease delinquencies were 0.86% as compared to 0.91% on September 30, 2009.  The decrease in delinquencies was primarily in medium and heavy duty trucks and commercial loans offset by increases in delinquencies in aircraft loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.88% as compared to 2.76% one year ago.  A summary of loan and lease loss experience during the three and nine month periods ended September 30, 2010 and 2009 is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Reserve for loan and lease losses - beginning balance	$88,014	$83,124	$88,236	$79,776
Charge-offs	(5,351)	(4,701)	(17,056)	(20,156)
Recoveries	1,268	612	2,565	3,143
Net charge-offs	(4,083)	(4,089)	(14,491)	(17,013)

Provision for loan and lease losses	5,578	6,469	15,764	22,741

Reserve for loan and lease losses - ending balance	$89,509	$85,504	$89,509	$85,504

Loans and leases outstanding at end of period	$3,112,179	$3,094,030	$3,112,179	$3,094,030
Average loans and leases outstanding during period	3,129,445	3,130,362	3,116,927	3,184,394

Reserve for loan and lease losses as a percentage of
loans and leases outstanding at end of period	2.88%	2.76%	2.88%	2.76%
Ratio of annualized net charge-offs during period to
average loans and leases outstanding	0.52%	0.52%	0.62%	0.71%

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

As of September 30, 2010 and December 31, 2009, impaired loans and leases totaled $87.08 million and $80.54 million respectively, of which $43.70 million and $39.67 million had corresponding specific reserves for loan and lease losses totaling $10.09 million and $8.92 million, respectively.  The remaining balances of impaired loans and leases had no specific reserves for loan and lease losses associated with them.  As of September 30, 2010, a total of $71.66 million of the impaired loans and leases were nonaccrual loans and leases.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	September 30,	December 31,	September 30,
	2010	2009	2009

Loans and leases past due 90 days or more	$1,104	$628	$1,125
Nonaccrual loans and leases	79,094	83,537	80,361
Other real estate	7,010	4,039	4,074
Former bank premises held for sale	2,190	2,490	3,095
Repossessions	9,665	10,165	5,672
Equipment owned under operating leases	311	154	74

Total nonperforming assets	$99,374	$101,013	$94,401

Nonperforming assets totaled $99.37 million at September 30, 2010, a decrease of 1.62% from the $101.01 million reported at December 31, 2009, and an 5.27% increase from the $94.40 million reported at September 30, 2009.  The decrease during the first nine months of 2010 compared to December 31, 2009 was primarily related to decreases in nonaccrual loans and leases.  The increase during the first nine months of 2010 compared to the same period in 2009 was primarily related to increases in other real estate and repossessions.

The decrease in nonaccrual loans and leases at September 30, 2010 from December 31, 2009 was spread among the various loan portfolios except for increases in commercial, aircraft and construction equipment loans.  The largest dollar decreases during the most recent quarter occurred in the medium and heavy duty truck and commercial loan portfolios.

As of September 30, 2010, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These loans totaled approximately $27.86 million which were comprised of $22.98 million secured by commercial real estate and included in loans secured by real estate and $4.88 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, whether local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values declined during 2009 and 2010, increasing the risk in aircraft secured transactions.  Medium and heavy duty trucks are also a large exposure area for us.  Medium and heavy duty trucks non-accrual loans and leases decreased to $6.35 million as of September 30, 2010, down from $11.62 million as of December 31, 2009.  The trucking industry continues to correct itself from the overcapacity which plagued it during the recession.  Freight rates are strengthening while utilization and collateral values are improving.

The increase in other real estate is due to foreclosing on well situated real estate in the local market for which we have a current appraisal and is well secured.  Nonperforming assets as a percentage of total loans and leases were 3.09% at September 30, 2010, 3.15% at December 31, 2009, and 2.95% at September 30, 2009.

Repossessions consisted mainly of aircraft and construction equipment at September 30, 2010.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A loan is considered a restructured loan in cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loan disclosures after a period of six months if they are in compliance with the modified terms.  Restructured loans that are accruing interest total $5.25 million at September 30, 2010 and $18.31 million at December 31, 2009.  As of September 30, 2010 and December 31, 2009, there were no loans classified as troubled debt restructurings.

Supplemental Loan and Lease Information as of September 30, 2010

(Dollars in thousands)			Other real estate	Year-to-date
	Loans and leases	Nonaccrual loans	owned and	net credit losses/
	outstanding	and leases	repossessions	(recoveries)

Commercial and agricultural loans	$535,874	$8,066	$22	$117
Auto, light truck and environmental equipment	397,297	3,765	317	761
Medium and heavy duty truck	174,459	6,345	308	1,651
Aircraft financing	620,996	14,744	7,127	6,275
Construction equipment financing	304,035	9,480	1,879	1,366
Loans secured by real estate	979,442	36,610	7,010	6,007
Consumer loans	100,076	84	12	812

Total	$3,112,179	$79,094	$16,675	$16,989

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.  Net credit losses include net charge-offs on loans and leases and valuation adjustments and gains and losses on disposition of repossessions and defaulted operating leases.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $134.16 million and $131.18 million as of September 30, 2010 and December 31, 2009, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil were $94.00 million and $87.66 million as of September 30, 2010 and December 31, 2009, respectively. Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended September 30, 2010 and 2009 was $22.75 million and $20.26 million, respectively.  Noninterest income for the nine month period ended September 30, 2010 and 2009 was $64.28 million and $63.51 million, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Noninterest income:
Trust fees	$3,870	$3,782	$11,677	$11,473
Service charges on deposit accounts	4,918	5,402	14,813	15,367
Mortgage banking income	2,549	965	3,751	6,874
Insurance commissions	1,180	1,022	3,706	3,614
Equipment rental income	6,495	6,347	19,912	18,896
Other income	2,656	2,022	8,357	6,613
Investment securities and other investment gains	1,083	716	2,059	673
Total noninterest income	$22,751	$20,256	$64,275	$63,510

Noninterest income increased or was relatively stable in all categories for the third quarter and year-to-date 2010 as compared to the same periods in 2009 except mortgage banking income.

Service charges on deposit accounts decreased $0.48 million or 8.96% and $0.55 million or 3.61% for the three and nine months ended September 30, 2010 and 2009, respectively.  The decline in service charges on deposit accounts reflects a lower volume of fee income on overdraft or nonsufficient fund transactions.

Mortgage banking income increased $1.58 million or 164.15% in the third quarter of 2010 as compared to the third quarter of 2009.  Mortgage banking income decreased $3.12 million or 45.43% in the first nine months of 2010 as compared to the same period in 2009.  The third quarter increase was due to higher gains on loan sales as a result of increased refinance activity and fair value gain adjustments.  The year-to-date decrease was primarily due to mortgage servicing rights fair value impairment charges recognized in 2010 of $0.82 million as compared to recoveries in 2009 of $1.79 million or a net change of $2.61 million.

Other income increased for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009, mainly due to higher earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds.

The increase in investment securities and other investments gains of $0.37 million or 51.26% in the three months ended September 30, 2010 was due to a gain on sale of a venture capital investment which was offset by partnership investment losses in 2010 compared to gains on partnership investments in the same period a year earlier.  The increase in investment securities and other investments gains of $1.39 million or 205.94% was due to a gain on sale of a venture capital investment  in the nine months ended September 30, 2010.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended September 30, 2010 and 2009 was $37.81 million and $36.57 million, respectively.  Noninterest expense for the nine month period ended September 30, 2010 and 2009 was $114.57 million and $112.56 million, respectively.  Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Noninterest expense:
Salaries and employee benefits	$18,980	$18,425	$56,638	$55,340
Net occupancy expense	2,200	2,221	6,626	7,095
Furniture and equipment expense	3,227	3,241	9,223	10,487
Depreciation - leased equipment	5,173	5,021	15,841	15,065
Professional fees	1,563	1,020	4,495	2,897
Supplies and communication	1,387	1,473	4,094	4,468
Business development and marketing expense	845	655	2,292	1,934
Intangible asset amortization	331	340	993	1,022
Loan and lease collection and repossession expense	1,449	1,147	5,822	2,776
FDIC and other insurance	1,420	1,582	4,761	6,851
Other expense	1,235	1,445	3,784	4,624
Total noninterest expense	$37,810	$36,570	$114,569	$112,559

During the third quarter of 2010, salaries and employee benefits increased $0.56 million or 3.01% compared to the third quarter of 2009.  For the first nine months of 2010, salaries and employee benefits increased $1.30 million or 2.35% compared to the first nine months of 2009.  The increases were primarily a result of higher executive incentive expense, higher group insurance costs, and the one-time reversal of post retirement benefit obligations in 2009.  The expense increases were offset by lower base salaries due to fewer employees.

Professional fees increased $0.54 million or 53.24% and $1.60 million or 55.16% respectively, for the three and nine month periods ended September 30, 2010 as compared to the three and nine month periods ended September 30, 2009.  The increase in professional fees in 2010 is the result of higher consulting and legal fees.  Loan and lease collection and repossession expense increased $0.30 million or 26.33% and $3.05 million or 109.73% respectively, for the third quarter and first nine months of 2010 as compared to the same periods in 2009 mainly due to increased valuation adjustments on repossessed aircraft and overall increased collection or repossession activity.

FDIC and other insurance expense decreased $0.16 million or 10.24% and $2.09 million or 30.51%, respectively in the third quarter and first nine months of 2010 as compared to the third quarter and first nine months of 2009.  FDIC insurance premiums in 2009 included a one-time special assessment.

Net occupancy, furniture and equipment, depreciation leased equipment, supplies and communication, business development and marketing, intangible asset amortization, and other expense all changed slightly in 2010 over the same periods in 2009.

INCOME TAXES

The provision for income taxes for the three and nine month periods ended September 30, 2010 was $5.34 million and $13.60 million respectively, compared to $2.53 million and $3.62 million for the same periods in 2009.  The effective tax rates were 32.30% and 27.31% for the third quarter ended September 30, 2010 and 2009, respectively, and 32.17% and 15.83% for the nine months ended September 30, 2010 and 2009, respectively.  The provision for income taxes for the nine months ended September 30, 2009 included a one time benefit of $2.60 million which resulted in the lower effective tax rate.  This benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2009.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
July 01 - 31, 2010	0	0	0	1,342,668
August 01 - 31, 2010	58,359	16.54	58,359	1,284,309
September 01 - 30, 2010	15,097	16.61	15,097	1,269,212

(1) 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to
2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 730,788 shares.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits

The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE October 21, 2010	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE October 21, 2010	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer