Form 10-K
period 2010-12-31
1ST SOURCE CORP
filed 2011-02-17
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 0-6233

1ST SOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana				35-1068133
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

100 North Michigan Street South Bend, Indiana				46601
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (574) 235-2000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock – without par value				Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $230,698,887

The number of shares outstanding of each of the registrant’s classes of stock as of February 14, 2011: Common Stock, without par value – 24,299,962 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual proxy statement for the 2011 annual meeting of shareholders to be held April 21, 2011, are incorporated by reference into Part III.

Part I

Item 1.  Business.

1st Source Corporation

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as "1st Source"), a broad array of financial products and services. 1st Source Bank ("Bank"), our banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 76 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank's Specialty Finance Group, with 22 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. While concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2010, we had consolidated total assets of $4.45 billion, loans and leases of $3.07 billion, deposits of $3.62 billion, and total shareholders’ equity of $486.38 million.

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

Consumer Services — 1st Source Bank provides a full range of consumer banking services, including checking accounts, on-line banking including bill payment, telephone banking, savings programs, installment and real estate loans, home equity loans and lines of credit, drive-through and night deposit services, safe deposit facilities, automated teller machines, debit and credit card services, financial literacy seminars and brokerage services.

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

The medium and heavy duty truck division provides financing for highway tractors and trailers and delivery trucks to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $500,000 to $6 million with fixed or variable interest rates and terms of three to seven years.

Aircraft financing consists of financings for new and used general aviation aircraft (including helicopters) for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. We have selectively entered the international business aircraft markets, primarily Brazil and Mexico, on a limited basis where desirable aircraft financing opportunities exist. Aircraft finance receivables generally range from $500,000 to $14 million with fixed or variable interest rates and terms of one to ten years.

Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes, and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $100,000 to $14 million with fixed or variable interest rates and terms of three to six years.

We also generate equipment rental income through the leasing of construction equipment, medium and heavy duty trucks, automobiles, and other equipment to clients through operating leases.

Specialty Finance Group Subsidiaries

The Specialty Finance Group also consists of separate wholly owned subsidiaries of 1st Source Bank which include: Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Aircraft, Inc., 1st Source Intermediate Holding, LLC, SFG Commercial Aircraft Leasing, Inc., and SFG Equipment Leasing Corporation I.

First National Bank, Valparaiso

First National Bank, Valparaiso (First National) was a wholly owned subsidiary of 1st Source Corporation that was acquired on May 31, 2007 for $134.19 million. First National was a full service bank with 16 banking facilities, as of December 31, 2007, located in Porter and LaPorte Counties of Indiana. On June 6, 2008, First National was merged with 1st Source Bank.

1st Source Insurance, Inc.

1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance products and services to individuals and businesses covering corporate and personal property, casualty insurance, and individual and group health and life insurance. 1st Source Insurance, Inc. has seven offices.

1st Source Corporation Investment Advisors, Inc.

1st Source Corporation Investment Advisors, Inc. (Investment Advisors) is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services to trust and investment clients of 1st Source Bank and to Wasatch Advisors, Inc., the investment advisor of the Wasatch Mutual Fund family. Investment Advisorsis registered as an investment advisor with the Securities and Exchange Commission under the Investment Advisors Act of 1940. Investment Advisors serves strictly in an advisory capacity and, as such, does not hold any client securities.

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

Employees

At December 31, 2010, we had approximately 1,160 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provided for the recapitalization of the former Bank Insurance Fund, deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2010, the Bank was categorized as "well capitalized," meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 6.00%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was signed into law on July 21, 2010, changes how the FDIC will calculate future deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.5% of insured deposits. The FDIC adopted a final rule on February 7, 2011 that implements these provisions of the Dodd-Frank Act.

Temporary Liquidity Guarantee Program — On November 21, 2008, the FDIC Board of Directors adopted a final rule implementing the Temporary Liquidity Guarantee Program (TLGP). The TLGP consists of two basic components: a guarantee of newly issued senior unsecured debt of banks, thrifts, and certain holding companies (the debt guarantee program) and full guarantee of non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount (the transaction account guarantee program). The purpose of the guarantee of transaction accounts and the debt guarantee was to reduce funding costs and allow banks and thrifts to increase lending to consumers and businesses. All insured depository institutions were automatically enrolled in both programs unless they elected to opt out by a specified date. 1st Source did not elect to opt out and thus participated in both programs.

As originally adopted, the transaction account guarantee program was to terminate on December 31, 2009, although the FDIC subsequently extended the program through December 31, 2010. The Dodd-Frank Act, which was adopted on July 21, 2010, included a provision that effectively replaced the transaction account guarantee program and extended the unlimited FDIC guarantee of noninterest bearing transaction accounts through December 31, 2012 for all insured depository institutions, not just those that elect to participate. Also, the Dodd-Frank Act provision, unlike the transaction account guarantee program, does not include low-interest NOW accounts within the definition of noninterest-bearing transaction accounts, and such accounts are therefore not covered by unlimited deposit insurance coverage. A subsequent amendment to the Dodd-Frank Act that became effective on December 31, 2010 extended unlimited deposit insurance coverage for "Interest on Lawyers Trust Accounts" through December 31, 2012.

The debt guarantee program under the TLGP initially permitted participating entities to issue FDIC-guaranteed senior unsecured debt until June 30, 2009, with the FDIC’s guarantee for such debt to expire on the earlier of the maturity of the debt (or the conversion date, for mandatory convertible debt) or June 30, 2012. On March 17, 2009, the FDIC extended the debt guarantee portion of the TLGP from June 30, 2009 to October 31, 2009 and imposed a surcharge on debt issued with a maturity of one year or more beginning in the second quarter to gradually phase out the program. There were no further extensions of the debt guarantee program, and the program concluded on October 31, 2009.  The FDIC’s guarantee of debt issued before that date will expire no later than December 31, 2012.

Emergency Economic Stabilization Act of 2008 — On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (EESA). This Act temporarily increased the standard maximum deposit insurance amount from $100,000 to $250,000 effective immediately. This temporary increase in the scope of deposit insurance coverage was originally set to expire on December 31, 2013, but the Dodd-Frank Act made this temporary increase permanent.

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

1st Source submitted an application to participate in the CPP and obtained Treasury approval on December 11, 2008. On January 23, 2009, 1st Source issued preferred stock valued at $111.00 million and a warrant to acquire 837,947 shares of its common stock to Treasury pursuant to the CPP. The warrant is exercisable at any time during the ten-year period following issuance at an exercise price of $19.87 per share. On December 29, 2010, 1st Source redeemed all of the preferred stock issued to the Treasury under CPP for $111.68 million, which included accrued and unpaid dividends payable to Treasury on the preferred stock. The warrant remains outstanding as of December 31, 2010.

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

Gramm-Leach-Bliley Act of 1999 — The Gramm-Leach-Bliley Act of 1999 (GLBA) is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company’s subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary. We do not currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary.

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

The regulations adopted by the United States Treasury Department under the USA Patriot Act require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering, and terrorist financing. Additionally, the regulations require that we, upon request from the appropriate Federal regulatory agency, provide records related to anti-money laundering, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and perform other related duties.

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

Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Bank must maintain reserves of 3.00% against net transaction accounts greater than $10.70 million and up to $58.80 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $58.80 million.

Dividends — The ability of the Bank to pay dividends is limited by state and Federal laws and regulations that require 1st Source Bank to obtain the prior approval of the DFI and the Federal Reserve Bank of Chicago before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank may pay may also be limited by certain covenant agreements and by the principles of prudent bank management.  See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of dividend limitations.

Monetary Policy and Economic Control — The commercial banking business in which we engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans and leases or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including economic growth, inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings, and the effect on the future business and earnings of the Bank cannot be predicted.

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

Secure and Fair Enforcement for Mortgage Licensing Act — The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (S.A.F.E. Act) establishes a nationwide licensing and registration system for mortgage loan originators. The S.A.F.E. Act requires an employee of a bank, savings association or credit union and certain of their subsidiaries that are regulated by a federal banking agency (agency-regulated institutions) who acts as a residential mortgage loan originator to register with the Nationwide Mortgage Licensing System and Registry (NMLS), obtain a unique identifier, and maintain this registration.

The federal banking agencies adopted a final rule that was published on August 23, 2010 to implement these provisions. The final rule requires, among other things, that a loan originator submit to the NMLS certain information concerning his or her personal history and experience, undergo an FBI criminal background check, and authorize the NMLS to obtain information related to any administrative, civil, or criminal findings by any governmental agency regarding the loan originator. All loan originators employed by agency-regulated institutions must register with the NMLS within 180 days of the date on which this registration system becomes operational, which the banking agencies expect to occur on or around January 31, 2011.

Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies.

The Dodd-Frank Act also makes permanent the temporary increase in deposit insurance coverage from $100,000 to $250,000 that was included in the EESA, and extends until December 31, 2012 the period during which the FDIC will provide unlimited deposit insurance for "noninterest-bearing transaction accounts".

The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.

Because many of the regulations required to implement the Dodd-Frank Act have not yet been issued, the statute’s effect on the financial services industry in general, and on us in particular, is uncertain at this time.  The Dodd-Frank Act is likely to affect our cost of doing business, however, and may limit or expand the scope of our permissible activities and affect the competitive balance within our industry and market areas. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

Pending Legislation — Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress often considers a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposals will be adopted or the extent to which our business may be affected.

Item 1A.  Risk Factors.

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. See “Forward Looking Statements” under Item 7 of this report for a discussion of other important factors that can affect our business.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets — Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, and overall profitability.

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

Technology security breaches and constant technological change — Any compromise of our security could deter our clients from using our banking services that involve the transmission of confidential information. We rely on security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.

The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services quickly or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Our construction and transportation related businesses could be adversely impacted by the negative effects caused by high fuel costs, terrorist and other potential attacks, and other destabilizing events. These factors could contribute to the deterioration of the quality of our loan and lease portfolio, as they could have a negative impact on the travel and transportation sensitive businesses for which our specialty finance businesses provide financing.

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

Our reserve for loan and lease losses may prove to be insufficient to absorb probable losses in our loan and lease portfolio — In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. The determination of the appropriate level of the reserve for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our reserve for loan and lease losses may not be sufficient to cover the loan and lease losses that we may actually incur. If we experience defaults by borrowers in any of our businesses, our earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality, particularly in our local business loan and lease portfolio. Changes in national or international economic conditions could also adversely affect the quality of our loan and lease portfolio and negate, to some extent, the benefits of national or international diversification through our Specialty Finance Group’s portfolio. In addition, bank regulatory agencies periodically review our reserve for loan and lease losses and may require an increase in the provision for possible loan and lease losses or the recognition of further loan or lease charge-offs based upon their judgments, which may be different from ours.

The soundness of other financial institutions could adversely affect us — Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Our investments in municipalities could have a negative impact — As a result of recent economic conditions, some municipalities are struggling to meet financial obligations. We have certain municipal investment securities which are subject to credit risk if the municipalities are unable to meet their obligations to us. In addition, certain bond insurers have filed bankruptcy in recent months. Although we believe the municipalities will be able to meet their obligations, there can be no certainty regarding future results.

We could have liquidity risks associated with our Indiana public fund deposits — The State of Indiana recently changed the law governing the collateralization of public fund deposits. Under the new law, the Indiana Board for Depositories (IBFD) that administers the Public Deposit Insurance Fund (PDIF) will determine which financial institutions are required to pledge collateral and may prohibit certain institutions from holding Indiana public funds. The IBFD will determine which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed by the IBFD that no collateral is required at this time and the next evaluation will occur on or before March 31, 2011. However, pending legislation could alter this requirement in the future and adversely impact our liquidity.

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

We rely on dividends from our subsidiaries — Our parent company, 1st Source Corporation, receives substantially all of its revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our subsidiaries may pay to our parent company. In the event our subsidiaries are unable to pay dividends to our parent company, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from our subsidiaries could have a material adverse effect on our business, financial condition and results of operations.

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

Our deposit insurance premiums could be higher in the future which will have an adverse effect on our future earnings — The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio. Due to the continued failures of FDIC insured depository institutions, FDIC insurance premiums have increased. FDIC deposit insurance premiums may increase in the future, perhaps significantly, which will adversely impact our future earnings.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our headquarters building is located in downtown South Bend. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In 1982, we sold the building and entered into a leaseback agreement with the purchaser for a term of 30 years. The building is a structure of approximately 160,000 square feet, with 1st Source and our subsidiaries occupying approximately 65% of the available office space and approximately 35% subleased to unrelated tenants as of December 31, 2010.

In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. Pursuant to the new lease agreement, we are relieved of our responsibility for managing the building. Effective January 1, 2011, 1st Source will lease approximately 60% of the office space.

At December 31, 2010, we also owned property and/or buildings on which 54 of the 1st Source Bank's 76 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, warehouse, and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.

Item 3.  Legal Proceedings.

1st Source and our subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Our management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  (Removed and Reserved).

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol "SRCE." The following table sets forth for each quarter the high and low sales prices for our common stock, as reported by Nasdaq, and the cash dividends paid per share for each quarter.

	2010 Sales Price		Cash Dividends	2009 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$18.74	$14.25	$.15	$23.92	$14.16	$.14
June 30	20.36	16.58	.15	21.98	15.36	.14
September 30	18.99	15.98	.15	17.94	14.52	.15
December 31	20.75	17.01	.16	16.60	13.84	.16
As of February 14, 2011, there were 984 holders of record of 1st Source common stock

Comparison of Five Year Cumulative Total Return*

Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

* Assumes $100 invested on December 31, 2005, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.

** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.

*** The peer group is a market-capitalization-weighted stock index of 142 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.

NOTE: Total return assumes reinvestment of dividends.

The following table summarizes our share repurchase activity during the three months ended December 31, 2010.

			Total Number of	Maximum Number (or Approximate
			Shares Purchased as	Dollar Value) of Shares that
	Total Number of	Average Price	Part of Publicly Announced	may yet be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs*	the Plans or Programs
October 01 - 31, 2010	9,400	17.85	9,400	1,259,812
November 01 - 30, 2010	21,295	18.48	21,295	1,238,517
December 01 - 31, 2010	145	20.62	145	1,238,372
*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to
2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 761,628 shares.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note 20 of the Notes to Consolidated Financial Statements.

Due to restrictions to which we were subject as a participant in the Capital Purchase Program established by the U.S. Treasury Department under EESA, we were not permitted to pay cash in respect to the bonus awarded under the 1998 Performance Compensation Plan that was payable in 2010.  Accordingly, the Executive Compensation and Human Resources Committee determined to issue shares of Common Stock in respect to such bonus that would have been payable to Christopher J. Murphy III, Chairman of the Board and Chief Executive Officer, issuing 10,323 shares of common stock to Mr. Murphy in February 2010.  Such issuance will be presented to shareholders for ratification at the 2011 Annual Meeting.  The issuance was exempt from registration under the Securities Act, among other reasons, because of the exemption afforded under Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)	2010	2009	2008	2007 (2)	2006
Interest income	$200,626	$200,412	$235,308	$253,587	$208,994
Interest expense	53,129	72,200	103,148	134,677	102,561
Net interest income	147,497	128,212	132,160	118,910	106,433
Provision for (recovery of) loan and lease losses	19,207	31,101	16,648	7,534	(2,736)
Net interest income after provision for (recovery of)
loan and lease losses	128,290	97,111	115,512	111,376	109,169
Noninterest income	86,691	85,530	84,003	70,619	76,585
Noninterest expense	154,505	151,123	153,114	140,312	126,211
Income before income taxes	60,476	31,518	46,401	41,683	59,543
Income taxes	19,232	6,028	13,015	11,144	20,246
Net income	41,244	25,490	33,386	30,539	39,297
Net income available to common shareholders	$29,655	$19,074	$33,386	$30,539	$39,297
Assets at year-end	$4,445,281	$4,542,100	$4,464,174	$4,447,104	$3,807,315
Long-term debt and mandatorily redeemable
securities at year-end	24,816	19,761	29,832	34,702	43,761
Shareholders’ equity at year-end (3)	486,383	570,320	453,664	430,504	368,904
Basic net income per common share (1)	1.21	0.79	1.38	1.30	1.74
Diluted net income per common share (1)	1.21	0.79	1.37	1.28	1.72
Cash dividends per common share (1)	.610	.590	.580	.560	.534
Dividend payout ratio	50.41%	74.68%	42.34%	43.75%	31.05%
Return on average assets	0.91%	0.57%	0.76%	0.74%	1.11%
Return on average common equity	6.10%	4.07%	7.52%	7.47%	10.98%
Average common equity to average assets	10.69%	10.40%	10.09%	9.85%	10.07%

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

Fair Value Measurements — We use fair value measurements to record certain financial instruments and to determine fair value disclosures. Available-for-sale securities, trading account securities, mortgage loans held for sale, and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets.  GAAP establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

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

Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights, whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets is established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note 21 "Fair Values of Financial Instruments."

Earnings Summary

Net income in 2010 was $41.24 million, up from $25.49 million in 2009 and up from $33.39 million in 2008. Diluted net income per common share was $1.21 in 2010, $0.79 in 2009, and $1.37 in 2008. Return on average total assets was 0.91% in 2010 compared to 0.57% in 2009, and 0.76% in 2008. Return on average common shareholders' equity was 6.10% in 2010 versus 4.07% in 2009, and 7.52% in 2008.

Net income in 2010 was positively impacted by a $19.29 million or 15.04% increase in net interest income and a $11.89 million or 38.24% decrease in provision for loan and lease losses over 2009, which was offset by an increase of $13.20 million or 219.04% in income tax expense. Net income in 2009, as compared to 2008, was negatively impacted by a $14.45 million or 86.82% increase in provision for loan and lease losses over 2008 and a reduction of $11.49 million gain due to sale of certain assets of Investment Advisors in 2008, which was offset by an improvement of $11.68 million or 116.88% in investment securities due to impairment recorded in 2008 that was not present in 2009.

Dividends paid on common stock in 2010 amounted to $0.61 per share, compared to $0.59 per share in 2009, and $0.58 per share in 2008. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

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

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.59% in 2010 compared to 3.14% in 2009, and 3.34% in 2008. The higher margin in 2010 reflects the decline in funding costs. Net interest income was $147.50 million for 2010, compared to $128.21 million for 2009. Tax-equivalent net interest income totaled $150.87 million for 2010, an increase of $18.87 million from the $132.00 million reported for 2009. The $18.87 million increase is mainly due to changes in rates.

During 2010, average earning assets increased $7.97 million while average interest-bearing liabilities decreased $39.72 million over the comparable period in 2009. The yield on average earning assets decreased 1 basis point to 4.85% for 2010 from 4.86% for 2009. Total cost of average interest-bearing liabilities decreased 54 basis points during 2010 as liabilities were impacted by decreases in market rates and rate repricing on maturing certificates of deposit. The result was an increase of 45 basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

The largest contributor to the decrease in the yield on average earning assets in 2010 was the change in asset mix. Average net loans and leases decreased $45.31 million or 1.44% in 2010 from 2009 while the yield increased 9 basis points to 5.53%. During 2010, the tax-equivalent yield on securities available for sale decreased 14 basis points to 3.14% while the average balance increased $79.23 million. Average mortgages held for sale decreased $22.08 million during 2010 and the yield decreased 61 basis points.

Average interest-bearing deposits decreased $24.97 million during 2010 while the effective rate paid on those deposits decreased 59 basis points. Average noninterest-bearing demand deposits increased $56.52 million during 2010.

Average short-term borrowings decreased $21.46 million during 2010 while the effective rate paid decreased 11 basis points. Average long-term debt increased $6.70 million during 2010 as the effective rate decreased 59 basis points.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Investment securities:
Taxable	$743,838	$20,466	2.75%	$629,229	$17,594	2.80%	$491,061	$22,170	4.51%
Tax-exempt	170,415	8,201	4.81	205,796	9,801	4.76	222,751	10,692	4.80
Mortgages held for sale	52,097	2,430	4.66	74,173	3,907	5.27	33,925	2,069	6.10
Net loans and leases	3,109,508	171,843	5.53	3,154,820	171,669	5.44	3,263,276	202,539	6.21
Other investments	131,627	1,061	0.81	135,494	1,228	0.91	57,601	1,425	2.47
Total earning assets	4,207,485	204,001	4.85	4,199,512	204,199	4.86	4,068,614	238,895	5.87
Cash and due from banks	60,977			59,626			83,270
Reserve for loan and
lease losses	(89,656)			(85,095)			(71,358)
Other assets	364,896			331,809			319,997
Total assets	$4,543,702			$4,505,852			$4,400,523
LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest bearing deposits	$3,121,167	$44,605	1.43%	$3,146,135	$63,521	2.02%	$2,996,830	$86,903	2.90%
Short-term borrowings	164,191	800	0.49	185,647	1,115	0.60	386,850	7,626	1.97
Subordinated notes	89,692	6,589	7.35	89,692	6,589	7.35	90,960	6,714	7.38
Long-term debt and
mandatorily redeemable
securities	27,149	1,135	4.18	20,448	975	4.77	34,472	1,905	5.53
Total interest bearing liabilities	3,402,199	53,129	1.56	3,441,922	72,200	2.10	3,509,112	103,148	2.94
Noninterest bearing deposits	484,028			427,513			377,440
Other liabilities	67,011			69,953			69,823
Shareholders' equity	590,464			566,464			444,148
Total liabilities and
shareholders’ equity	$4,543,702			$4,505,852			$4,400,523
Net interest income		$150,872			$131,999			$135,747
Net interest margin on a tax
equivalent basis			3.59%			3.14%			3.34%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2010 compared to 2009
Interest earned on:
Investment securities:
Taxable	$3,181	$(309)	$2,872
Tax-exempt	(1,704)	104	(1,600)
Mortgages held for sale	(1,063)	(414)	(1,477)
Net loans and leases	(2,124)	2,298	174
Other investments	(35)	(132)	(167)
Total earning assets	$(1,745)	$1,547	$(198)
Interest paid on:
Interest bearing deposits	$(497)	$(18,419)	$(18,916)
Short-term borrowings	(125)	(190)	(315)
Subordinated notes	-	-	-
Long-term debt and mandatorily redeemable securities	257	(97)	160
Total interest bearing liabilities	$(365)	$(18,706)	$(19,071)
Net interest income	$(1,380)	$20,253	$18,873

2009 compared to 2008
Interest earned on:
Investment securities:
Taxable	$12,787	$(17,363)	$(4,576)
Tax-exempt	(803)	(88)	(891)
Mortgages held for sale	2,077	(239)	1,838
Net loans and leases	(6,405)	(24,465)	(30,870)
Other investments	(371)	174	(197)
Total earning assets	$7,285	$(41,981)	$(34,696)
Interest paid on:
Interest bearing deposits	$4,560	$(27,942)	$(23,382)
Short-term borrowings	(2,787)	(3,724)	(6,511)
Subordinated notes	(98)	(27)	(125)
Long-term debt and mandatorily redeemable securities	(695)	(235)	(930)
Total interest bearing liabilities	$980	$(31,928)	$(30,948)
Net interest income	$6,305	$(10,053)	$(3,748)

Noninterest Income — Noninterest income increased $1.16 million or 1.36% in 2010 from 2009 following a $1.53 million or 1.82% increase in 2009 over 2008. Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)	2010	2009	2008
Noninterest income:
Trust fees	$15,838	$15,036	$18,599
Service charges on deposit accounts	19,323	20,645	22,035
Mortgage banking income	6,218	8,251	2,994
Insurance commissions	5,074	4,930	5,363
Equipment rental income	26,036	25,757	24,224
Other income	11,909	9,224	9,293
Gain on sale of certain Investment Advisor assets	-	-	11,492
Investment securities and other investment gains (losses)	2,293	1,687	(9,997)
Total noninterest income	$86,691	$85,530	$84,003

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by $0.80 million or 5.33% in 2010 from 2009 compared to a decrease of $3.56 million or 19.16% in 2009 over 2008. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2010 and 2009 was $3.19 billion and $2.80 billion, respectively. At December 31, 2010, these trust assets were comprised of $1.92 billion of personal and agency trusts, $879.32 million of employee benefit plan assets, $303.44 million of estate administration assets and individual retirement accounts, and $84.90 million of custody assets. The increase in trust fees in 2010 was a result of an increase in the market values of investment accounts. The decline in trust fees in 2010 and 2009 from 2008 was primarily due to a reduction in our investment advisory management fees received from the 1st Source Monogram Funds due to the sale of assets related to the management of such funds in December 2008. The reduction in investment advisory management fees was partially offset by earnout fees on the sale of $3.06 million in 2010 and $2.10 million in 2009 which were reflected in other income.

Service charges on deposit accounts decreased $1.32 million or 6.40% in 2010 from 2009 compared to a decrease of $1.39 million or 6.31% in 2009 from 2008. The decline in service charges on deposit accounts in 2010 reflects a lower volume of nonsufficient fund transactions. The decline in service charges on deposit accounts in 2009 reflects a lower volume of overdraft and nonsufficient fund transactions.

Mortgage banking income decreased $2.03 million or 24.64% in 2010 over 2009, compared to an increase of $5.26 million or 175.58% in 2009 over 2008. In 2010, we had no valuation adjustments of mortgage servicing rights compared to $2.07 million in recoveries of mortgage servicing rights impairment in 2009. In 2009, we also had increased gains on sale of loans over 2008 levels. During 2010, 2009 and 2008, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets.

Insurance commissions were relatively flat in 2010 from 2009 compared to a decrease of $0.43 million or 8.07% in 2009 from 2008. The lower commission income in 2009 was mainly due to lower premiums as a result of market conditions and a reduction in customer accounts.

Equipment rental income generated from operating leases grew by $0.28 million or 1.08% during 2010 from 2009 compared to an increase of $1.53 million or 6.33% during 2009 from 2008. Revenues from operating leases for transportation equipment, aircraft and special purpose vehicles increased as clients responded positively to our marketing efforts and entered into new lease agreements.

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

Investment securities and other investment gains totaled $2.29 million for the year ended 2010 compared to gains of $1.69 million for the year ended 2009 and losses of $10.00 million for the year ended 2008. In 2008, we took $10.82 million in impairment charges on investments in the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and other preferred equities as a result of the deterioration in the residential mortgage business and government intervention at the FNMA and the FHLMC. Due to the uncertainty of future market conditions and how they might impact the financial performance of the FNMA and the FHLMC, we sold our remaining shares of the FHLMC and FNMA preferred stock in 2009 realizing gains of $390 thousand. Also due to market uncertainty in 2009, we sold our remaining shares of corporate preferred stocks, realizing losses of $688 thousand. In 2010, we recognized a gain on sale of a venture capital investment of $1.62 million and had other partnership gains of $0.64 million.

Other income increased $2.69 million or 29.11% in 2010 from 2009 and remained relatively stable in 2009 from 2008. The increase in other income in 2010 was primarily due to higher bank owned life insurance income and higher earnout fees on the Wasatch sale.

Noninterest Expense — Noninterest expense increased $3.38 million or 2.24% in 2010 over 2009 following a $1.99 million or 1.30% decrease in 2009 from 2008. Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)	2010	2009	2008
Noninterest expense:
Salaries and employee benefits	$75,815	$72,483	$76,965
Net occupancy expense	8,788	9,185	9,698
Furniture and equipment expense	12,543	13,980	15,095
Depreciation — leased equipment	20,715	20,515	19,450
Professional fees	6,353	4,399	8,446
Supplies and communications	5,499	5,916	6,782
Business development and marketing expense	3,774	3,488	3,749
Loan and lease collection and repossession expense	6,227	4,283	1,162
FDIC and other insurance	6,256	8,362	2,601
Intangible asset amortization	1,324	1,352	1,393
Other expense	7,211	7,160	7,773
Total noninterest expense	$154,505	$151,123	$153,114

Total salaries and employee benefits increased $3.33 million or 4.60% in 2010 from 2009, following a $4.48 million or 5.82% decrease in 2009 from 2008.

Employee salaries increased $1.34 million or 2.19% in 2010 from 2009 compared to a decrease of $0.63 million or 1.02% in 2009 from 2008. The increase in 2010 was primarily due to higher executive incentive expense offset by lower base salaries. The decline in 2009 was the result of a reduced work force offset by a decline in salaries deferred relating to the origination of loans.

Employee benefits grew by $1.99 million or 17.75% in 2010 from 2009, compared to a decrease of $3.85 million or 25.56% in 2009 from 2008. The increase in 2010 was primarily due to higher group insurance costs and a one-time reversal of post retirement benefit obligations in 2009 due to the termination of the post retirement benefit plan for new retirees which was not present in 2010. The decrease in 2009 was primarily due to lower group insurance costs and a one-time reversal of post retirement benefit obligations due to the termination of the post retirement benefit plan for new retirees.

Occupancy expense decreased $0.40 million or 4.32% in 2010 from 2009, compared to a decrease of $0.51 million or 5.29% in 2009 from 2008. The decrease in 2010 was mainly a result of lower real estate taxes offset by higher repair costs on our premises. The decrease in 2009 was mainly due to lower repair costs on our premises.

Furniture and equipment expense, including depreciation, declined $1.44 million or 10.28% in 2010 from 2009 compared to a decline of $1.12 million or 7.39% in 2009 from 2008. The decrease in 2010 was caused by lower depreciation expense, computer processing charges and ATM operating expense. The decrease in 2009 was caused by lower depreciation expense and lower computer processing charges.

Depreciation on equipment owned under operating leases increased $0.20 million or 0.97% in 2010 from 2009, following a $1.07 million or 5.48% increase in 2009 from 2008. In 2010 and 2009, depreciation on equipment owned under operating leases increased in conjunction with the increase in equipment rental income as some of our clients opted to enter into new lease arrangements rather than purchase equipment.

Professional fees increased $1.95 million or 44.42% in 2010 from 2009, compared to a $4.05 million or 47.92% decrease in 2009 from 2008. In 2008, professional fees were higher due to expenses recorded for a systems security breach that occurred in May 2008 and other consulting expenses. In 2009, professional fees returned to the 2007 level. In 2010, professional fees were higher than 2009 levels due to deposit pricing modeling and strategic planning consulting costs.

Supplies and communications expense decreased $0.42 million or 7.05% in 2010 from 2009 after a $0.87 million or 12.77% decrease in 2009 as compared to 2008. The decreases in 2010 and 2009 were primarily a result of lower postage expense and printing and supplies expense.

Business development and marketing expense increased $0.29 million or 8.20% in 2010 from 2009 compared to a $0.26 million or 6.96% decrease in 2009 from 2008. The higher costs in 2010 were in the areas of retail marketing and mutual fund rebates. The decrease in 2009 was related to lower retail marketing and institutional marketing expenses.

Loan and lease collection and repossession expenses increased $1.94 million or 45.39% in 2010 from 2009 compared to an increase of $3.12 million or 268.59% in 2009 from 2008. The higher expenses in 2010 mainly resulted from valuation adjustments on aircraft repossessions and mortgage loan repurchase losses. The increase in 2009 was due to increased collection and repossession activity as our nonperforming assets increased.

FDIC and other insurance expense declined $2.11 million or 25.19% in 2010 over 2009 versus a $5.76 million or 221.49% increase in 2009 over 2008. The 2010 reduction in Federal Deposit Insurance Corporation (FDIC) insurance premiums resulted from lack of the special insurance assessment incurred in 2009. The increase in 2009 was due to higher FDIC insurance premiums as insurance rates increased and a $1.98 million special FDIC insurance assessment which was calculated at 5 basis points of assets minus tier 1 capital as of June 30, 2009.

Intangible asset amortization decreased $0.03 million or 2.07% in 2010 from 2009 compared to a $0.04 million or 2.94% decrease in 2009 from 2008. The decreases in 2010 and 2009 were due to carrying value adjustments relating to a prior acquisition.

Other expenses were flat in 2010 as compared to 2009 following a decrease of $0.61 million or 7.89% in 2009 from 2008. The decrease in 2009 was due to higher deferred costs on originated loans, lower convention costs, lower trust preferred amortization expense and lower filing expenses offset by higher mortgage loan payoff expense and lower gain on sale of operating equipment.

Income Taxes — 1st Source recognized income tax expense in 2010 of $19.23 million, compared to $6.03 million in 2009, and $13.02 million in 2008. The effective tax rate in 2010 was 31.80% compared to 19.13% in 2009, and 28.05% in 2008. The effective tax rate was lower in 2009 compared to 2010 and 2008 due to a one time benefit of $2.60 million and an increase in tax-exempt interest in relation to income before taxes. The 2009 benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits. For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.

Financial Condition

Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Commercial and agricultural loans	$530,228	$546,222	$643,440	$593,806	$478,310
Auto, light truck and environmental equipment	396,500	349,741	353,838	305,238	317,604
Medium and heavy duty truck	162,824	204,545	243,375	300,469	341,744
Aircraft financing	614,357	617,384	632,121	587,022	498,914
Construction equipment financing	285,634	313,300	375,983	377,785	305,976
Commercial real estate	594,729	580,709	574,394	530,448	412,523
Residential real estate	390,951	371,514	344,355	351,198	219,760
Consumer loans	95,400	109,735	130,706	145,475	127,706
Total loans and leases	$3,070,623	$3,093,150	$3,298,212	$3,191,441	$2,702,537

At December 31, 2010, 11.6% of total loans and leases were concentrated with auto rental and leasing and 10.9% of total loans and leases were concentrated with construction end users.

Average loans and leases, net of unearned discount, decreased $45.31 million or 1.44% and decreased $108.46 million or 3.32% in 2010 and 2009, respectively. Loans and leases, net of unearned discount, at December 31, 2010, were $3.07 billion and were 69.08% of total assets, compared to $3.09 billion and 68.10% of total assets at December 31, 2009.

Commercial and agricultural lending, excluding those loans secured by real estate, decreased $15.99 million or 2.93% in 2010 over 2009. Commercial and agricultural lending outstandings were $530.23 million and $546.22 million at December 31, 2010 and December 31, 2009, respectively. This decrease was mainly due to the weak economy in our geographic markets. Businesses reduced their working capital line of credit borrowings given lower accounts receivable and inventory levels caused by a decline in their sales. The weak economy also accounted for a reduction in term loan financing attributed to less equipment purchases by companies in our market.

Auto, light truck, and environmental equipment financing increased $46.76 million or 13.37% in 2010 over 2009. At December 31, 2010, auto, light truck, and environmental equipment financing had outstandings of $396.50 million and $349.74 million at December 31, 2009.  The increase was mainly due to significant growth in the auto rental and leasing segments. These segments were abandoned by other lenders during the credit crisis and we have been able to develop new accounts. In addition, our current clients asked for expanded credit limits and utilized them fully.

Medium and heavy duty truck loans and leases decreased $41.72 million or 20.40% in 2010. Medium and heavy duty truck financing at December 31, 2010 and 2009 had outstandings of $162.82 million and $204.55 million, respectively. Most of the decrease at December 31, 2010 from December 31, 2009 can be attributed to a reduced need for funding as over-capacity issues caused our customer base to downsize their fleets.

Aircraft financing at year-end 2010 decreased only slightly by $3.03 million or 0.49% from year-end 2009. Aircraft financing at December 31, 2010 and 2009 had outstandings of $614.36 million and $617.38 million, respectively.

Construction equipment financing decreased $27.67 million or 8.83% in 2010 compared to 2009. Construction equipment financing at December 31, 2010 had outstandings of $285.63 million, compared to outstandings of $313.30 million at December 31, 2009. The decrease in this category was primarily due to a national decrease in construction related activity and a decrease in sales of both new and used construction equipment.

Commercial loans secured by real estate, the majority of which is owner occupied, increased $14.02 million or 2.41% during 2010 over 2009. Commercial loans secured by real estate outstanding at December 31, 2010 were $594.73 million and $580.71 million at December 31, 2009.

Residential real estate loans were $390.95 million at December 31, 2010 and $371.51 million at December 31, 2009. Residential real estate loans increased $19.44 million or 5.23% in 2010 from 2009. The increase in residential mortgage lending was primarily due to a higher volume of refinance activity as a result of lower market interest rates and our decision to retain more loans in our portfolio.

Consumer loans decreased $14.34 million or 13.06% in 2010 over 2009. Consumer loans outstanding at December 31, 2010, were $95.40 million and $109.74 million at December 31, 2009. The decrease during 2010 was due to higher unemployment rates in our primary markets, thereby decreasing the demand for consumer loans.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2010. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$319,274	$203,476	$7,478	$530,228
Auto, light truck and environmental equipment	187,415	207,800	1,285	396,500
Medium and heavy duty truck	64,563	97,027	1,234	162,824
Aircraft financing	201,399	337,568	75,390	614,357
Construction equipment financing	107,192	177,606	836	285,634
Total	$879,843	$1,023,477	$86,223	$1,989,543

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$555,463	$468,014	$1,023,477
Over 5 Years	2,555	83,668	86,223
Total	$558,018	$551,682	$1,109,700

Most of the Bank's residential mortgages are sold into the secondary market. Mortgage loans held for sale were $32.60 million at December 31, 2010 and were $26.65 million at December 31, 2009. Although 1st Source Bank is participating in the U.S. Treasury Making Home Affordable programs, we do not feel it has a material effect on our financial condition or results of operations.

1st Source Bank sells residential mortgage loans to Fannie Mae and Freddie Mac, as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in recent years. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as "repurchases". Within the industry, repurchase demands have increased during 2010. While we believe the quality of loans we have underwritten and sold to these entities has been superior, we must acknowledge the current trend of mortgage insurance rescissions and speculative repurchase requests.

Our liability for repurchases, included in accrued expenses and other liabilities on the Statement of Financial Condition, was $0.74 million and $0.38 million as of December 31, 2010 and 2009, respectively. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

In 2010, we made the decision to end our relationships with nine mortgage brokerage firms and ceased our wholesale residential mortgage lending operation. We exited wholesale mortgage lending due to the increasing compliance risks, limited success in developing deeper relationships with customers whose mortgages were not originated by us, and lack of synergies in our footprint where independent mortgage brokers competed directly with our own team of mortgage originators. We will continue to offer consumer mortgage products by increasing the number of mortgage originators employed directly by us. Thus, we do not anticipate that our decision to discontinue wholesale mortgage lending will have a material effect on our financial performance over the long term.

Credit Experience

Reserve for Loan and Lease Losses — Our reserve for loan and lease losses is provided for by direct charges to operations. Losses on loans and leases are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Our management evaluates the adequacy of the reserve quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000) where the internal credit rating is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of environmental factors, principally economic risk and concentration risk, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the adequacy of the reserve for loan and lease losses.

The reserve for loan and lease loss methodology has been consistently applied for several years, with enhancements instituted periodically. Reserve ratios are reviewed quarterly and revised periodically to reflect recent loss history and to incorporate current risks and trends which may not be recognized in historical data. As we update our historical charge-off analysis, we review the look-back periods for each business loan portfolio. We changed the short period portion of the look-back to two years given that 2010 and 2009 losses were considerably impacted by the severe recession which began in December 2007, but whose financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent two year period in our calculation, as we feel it is most consistent with our current expectations for 2011. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices and inflation. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.

During 2010, we sustained large losses on two significant commercial real estate projects as well as numerous smaller losses on several real estate related transactions, many of which were owner occupied facilities where there was doubt as to the ability of the underlying business operations capacity to continue to perform. While our commercial real estate loss ratio remains significantly below our peer group, our recent loss history indicated an increase in the reserve ratio for this portfolio was necessary and prudent.

A second area of concern as we move into 2011 is our aircraft portfolio. Several aircraft borrowers who are experiencing financial difficulty have significant commercial real estate exposure. The severe recession and the protracted recovery have had a negative effect on our borrowers and global economic concerns have resulted in plummeting aircraft values. As a result of current economic conditions and the depressed private jet market as evidenced by significant declines in new jet deliveries and continuous softening of used jet prices, we have increased our reserves for the aircraft portfolio.

The medium and heavy duty truck portfolio was another portfolio where we experienced relatively large losses in 2010. We recognized sizable losses on five relationships during the first six months of the year; however, there were no charge-offs during the second half of the year. Current industry concerns are focused on capacity constraints resulting from potential new safety and environmental regulations and driver shortages. Nevertheless, the underlying fundamentals appear to be improving. As a result, we lowered our calculated reserve ratio slightly as a result of lower environmental risk.

For 2010, construction equipment losses as a percentage of average loans were lower than losses for commercial real estate, aircraft and trucking, but were still significantly greater than the two year and ten year portfolio average, and continued throughout the year, indicating high potential for losses in 2011 in this portfolio. The private sector construction industry remains depressed. Losses have been mitigated by relatively strong collateral values due to the global market for used construction equipment. We increased our calculated reserve slightly for this portfolio.

The auto, light truck and environmental equipment portfolio has been a source of strength during this time of economic turmoil. Portfolio credit quality remained exceptionally strong, with low delinquencies and net charge-offs. Industry dynamics have changed favorably for franchisees with stable to increasing rental rates, strong used car prices and improved efficiencies in the business model with downsized fleets and fewer repurchase vehicles. The reserve ratio was not revised.

There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is somewhat mixed. While recent economic news indicates improvement, the economy remains weak and there is a lack of confidence among small business owners. With the struggling job market, unemployment remains high, which also bodes poorly for our residential real estate and consumer portfolios. The outlook for the agriculture portfolio is strong, with increasing crop prices and land values. Agricultural input costs are higher, but the strong commodity prices are more than offsetting the increased input costs. We have reviewed the calculated loss ratios and the environmental factors and concentration issues affecting these portfolios and incorporated minor adjustments to the reserve ratios as deemed appropriate.

The reserve for loan and lease losses at December 31, 2010, totaled $86.87 million and was 2.83% of loans and leases, compared to $88.24 million or 2.85% of loans and leases at December 31, 2009 and $79.78 million or 2.42% of loans and leases at December 31, 2008. It is our opinion that the reserve for loan and lease losses was adequate to absorb losses inherent in the loan and lease portfolio as of December 31, 2010.

Charge-offs for loan and lease losses were $24.11 million for 2010, compared to $28.22 million for 2009 and $8.39 million for 2008. Charge-offs decreased in 2010 due to a decrease in nonperforming loans and leases reflecting a slowly improving economy. In 2010, the ten largest charge-offs accounted for fifty percent of total losses. The large losses were principally attributable to loans secured by aircraft or commercial real estate as a result of the decline in the values of the underlying collateral. Charge-offs increased in 2009 compared to 2008 as a result of an increase in nonperforming loans and leases related to weaker economic conditions. The provision for loan and lease losses was $19.21 million for 2010, compared to the provision for loan and lease losses of $31.10 million for 2009 and the provision for loan and lease losses of $16.65 million for 2008. The high provision for loan and lease losses in 2010 and 2009 was due to the deterioration in the loan portfolio mainly due to the deterioration in the economy which led to a decline in underlying collateral values.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2010	2009	2008	2007	2006
Amounts of loans and leases outstanding
at end of period	$3,070,623	$3,093,150	$3,298,212	$3,191,441	$2,702,537
Average amount of net loans and leases outstanding
during period	$3,109,508	$3,154,820	$3,263,276	$2,992,540	$2,566,217
Balance of reserve for loan and lease losses
at beginning of period	$88,236	$79,776	$66,602	$58,802	$58,697
Charge-offs:
Commercial and agricultural loans	4,000	8,809	1,580	1,841	1,038
Auto, light truck and environmental equipment	1,014	2,750	234	1,770	340
Medium and heavy duty truck	1,879	2,071	924	569	-
Aircraft financing	6,507	7,812	462	378	1,126
Construction equipment financing	2,372	1,476	1,695	799	118
Commercial real estate	6,219	2,654	761	340	28
Residential real estate	486	99	118	16	101
Consumer loans	1,629	2,544	2,619	1,654	1,203
Total charge-offs	24,106	28,215	8,393	7,367	3,954
Recoveries:
Commercial and agricultural loans	1,612	3,193	1,177	2,356	1,594
Auto, light truck and environmental equipment	80	310	330	446	430
Medium and heavy duty truck	50	5	248	64	59
Aircraft financing	636	983	2,230	1,779	3,612
Construction equipment financing	345	444	139	19	753
Commercial real estate	105	28	-	169	-
Residential real estate	47	8	171	-	31
Consumer loans	662	603	624	421	316
Total recoveries	3,537	5,574	4,919	5,254	6,795
Net charge-offs (recoveries)	20,569	22,641	3,474	2,113	(2,841)
Provision for (recovery of provision for) loan and lease losses	19,207	31,101	16,648	7,534	(2,736)
Reserves acquired in acquisitions	-	-	-	2,379	-
Balance at end of period	$86,874	$88,236	$79,776	$66,602	$58,802
Ratio of net charge-offs (recoveries) to average net
loans and leases outstanding	0.66%	0.72%	0.11%	0.07%	(0.11	) %
Ratio of reserve for loan and lease losses to net loans
and leases outstanding end of period	2.83%	2.85%	2.42%	2.09%	2.18%
Coverage ratio of reserve for loan and lease losses to
nonperforming loans and leases	115.50%	104.84%	212.30%	592.49%	374.75%

Net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type follow:

	2010	2009	2008	2007	2006
Commercial and agricultural loans	0.44%	0.95%	0.06%	(0.09)%	(0.12)%
Auto, light truck and environmental equipment	0.24	0.73	(0.03)	0.40	(0.03)
Medium and heavy duty truck	0.99	0.93	0.25	0.16	(0.02)
Aircraft financing	0.96	1.09	(0.30)	(0.26)	(0.54)
Construction equipment financing	0.67	0.30	0.41	0.22	(0.24)
Commercial real estate	1.05	0.45	0.14	0.04	0.01
Residential real estate	0.11	0.03	(0.02)	0.01	0.03
Consumer loans	0.95	1.63	1.44	0.88	0.74
Total net charge-offs (recoveries) to average portfolio loans and leases	0.66%	0.72%	0.11%	0.07%	(0.11)%

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

	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases		Leases		Leases		Leases		Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Commercial and agricultural loans	$20,544	17.27%	$24,017	17.66%	$22,694	19.51%	$17,393	18.61%	$14,547	17.70%
Auto, light truck, and environmental equipment	7,542	12.91	9,630	11.31	9,709	10.73	7,242	9.57	7,022	11.75
Medium and heavy duty truck	5,768	5.30	6,186	6.61	8,785	7.38	8,775	9.41	6,337	12.65
Aircraft financing	29,811	20.01	24,807	19.96	18,883	19.17	17,761	18.39	18,621	18.46
Construction equipment financing	8,439	9.30	8,875	10.13	10,516	11.40	6,171	11.84	5,030	11.32
Commercial real estate	11,177	19.37	10,453	18.76	4,939	17.41	5,645	16.62	4,239	15.26
Residential real estate	2,518	12.73	880	12.02	755	10.44	675	11.00	433	8.14
Consumer loans	1,075	3.11	3,388	3.55	3,495	3.96	2,940	4.56	2,573	4.72
Total	$86,874	100.00%	$88,236	100.00%	$79,776	100.00%	$66,602	100.00%	$58,802	100.00%

Nonperforming Assets — Nonperforming assets include nonaccrual loans, other real estate, former bank premises held for sale, repossessions and other nonperforming assets we own. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower's credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection.

Nonperforming assets amounted to $88.71 million at December 31, 2010, compared to $101.01 million at December 31, 2009, and $44.17 million at December 31, 2008. During 2010, interest income on nonaccrual loans and leases would have increased by approximately $5.81 million compared to $5.17 million in 2009 if these loans and leases had earned interest at their full contract rate.

Nonperforming assets at December 31, 2010 decreased from December 31, 2009, mainly due to decreases in nonaccrual loans and leases and repossessions. The decrease in nonaccrual loans and leases was spread among the various loan portfolios except for increases in aircraft and construction equipment. The largest dollar decreases during the most recent year occurred in the auto, light truck and environmental, medium and heavy duty trucks and commercial real estate portfolios.

As of December 31, 2010, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate. These impaired loans totaled approximately $30.59 million which were comprised of $21.07 million secured by commercial real estate and included in commercial real estate loans and $9.52 million secured by aircraft and included in aircraft financing. We have limited exposure to commercial real estate. However, our borrowers with commercial real estate exposure, whether local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity. Furthermore, aircraft values declined during 2009 and 2010, increasing the risk in aircraft secured transactions. Medium and heavy duty trucks are also a large exposure area for us. Medium and heavy duty trucks non-accrual loans and leases decreased to $5.07 million as of December 31, 2010, down from $11.62 million as of December 31, 2009. The trucking industry continues to correct itself from the overcapacity which effected it during the recession. Freight rates are strengthening while utilization and collateral values are improving.

Nonperforming assets at December 31 (Dollars in thousands)	2010	2009	2008	2007	2006
Loans past due over 90 days	$361	$628	$1,022	$1,105	$116
Nonaccrual loans and leases
Commercial and agricultural loans	8,083	9,507	5,399	1,597	1,768
Auto, light truck and environmental equipment	3,330	9,200	709	507	481
Medium and heavy duty truck	5,068	11,624	7,801	277	1,755
Aircraft financing	17,897	6,024	9,975	1,846	8,219
Construction equipment financing	8,568	7,218	1,934	1,196	853
Commercial real estate	26,621	32,395	6,524	1,842	739
Residential real estate	4,958	6,605	2,623	1,739	1,475
Consumer loans	328	964	1,590	1,132	285
Total nonaccrual loans and leases	74,853	83,537	36,555	10,136	15,575
Total nonperforming loans and leases	75,214	84,165	37,577	11,241	15,691
Other real estate	6,392	4,039	1,381	783	800
Former bank premises held for sale	1,200	2,490	3,356	4,038	-
Repossessions:
Commercial and agricultural loans	24	164	53	45	2
Auto, light truck and environmental equipment	475	336	226	183	178
Medium and heavy duty truck	170	-	1,248	54	-
Aircraft financing	4,795	9,391	16	1,850	300
Construction equipment financing	201	238	67	92	400
Consumer loans	5	36	59	67	95
Total repossessions	5,670	10,165	1,669	2,291	975
Operating leases	236	154	185	126	201
Total nonperforming assets	$88,712	$101,013	$44,168	$18,479	$17,667
Nonperforming loans and leases to loans and leases,
net of unearned discount	2.45%	2.72%	1.14%	0.35%	0.58%
Nonperforming assets to loans and leases and operating leases,
net of unearned discount	2.81%	3.15%	1.30%	0.56%	0.64%

In recent months, questions regarding the validity of foreclosure actions instituted by certain servicers of residential mortgage loans have been publicized. As a result, the Attorney Generals of all 50 states have announced an inquiry into the foreclosure practices of lenders. In response to this publicity, we undertook an internal review of our foreclosure practices which did not reveal any defects in our process. Controversy over the industry practice of recording mortgages in the name of Mortgage Electronic Registration Systems, Inc. (MERS) has also gained momentum in recent months. MERS is a company that acts as the mortgagee of record and as the agent for the owner of the related note. When mortgage notes are sold and subsequently assigned to buyers, the change of ownership is recorded electronically within a register maintained by MERS and at that point MERS acts as agent for the new owner. This practice was introduced by the mortgage industry as a means of saving both borrowers and lenders the time and funds needed to record assignments of mortgages in county land offices each time the ownership of the mortgage changed. While MERS has been used throughout the industry for many years, recent developments in the foreclosures arena have challenged its validity. 1st Source is a MERS subscriber, and given this controversy, has chosen to obtain assignments from MERS prior to instituting foreclosure in most jurisdictions.

Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2010 and 2009, we had $16.62 million and $12.08 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2010, potential problem loans consisted of 14 credit relationships. Weakness in these companies' operating performance has caused us to heighten attention given to these credits.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $201.03 million and $169.08 million as of December 31, 2010 and 2009, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $134.34 million and $34.03 million as of December 31, 2010, respectively, compared to $107.24 million and $23.86 million as of December 31, 2009, respectively. Outstanding balances to borrowers in other countries were insignificant.

Investment Portfolio

The amortized cost of securities at year-end 2010 increased 6.57% from 2009, following a 24.89% increase from year-end 2008 to year-end 2009. The amortized cost of securities at December 31, 2010 was $952.10 million or 21.42% of total assets, compared to $893.44 million or 19.67% of total assets at December 31, 2009. The increase in the investment portfolio in 2010 was primarily funded by a decline in loan and lease outstandings and a decline in interest bearing deposits with other banks.

The amortized cost of securities available-for-sale as of December 31 is summarized as follows:

(Dollars in thousands)	2010	2009	2008
U.S. Treasury and Federal agencies securities	$442,612	$390,189	$293,461
U.S. States and political subdivisions securities	147,679	188,706	198,640
Mortgage-backed securities - Federal agencies	309,046	286,415	207,954
Corporate debt securities	45,778	26,166	10,494
Foreign government and other securities	5,732	675	435
Marketable equity securities	1,254	1,288	4,396
Total investment securities available-for-sale	$952,101	$893,439	$715,380

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2010, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$9,992	1.21%
1 – 5 years	402,021	1.56
5 – 10 years	30,598	3.30
Over 10 years	-	-
Total U.S. Treasury and Federal agencies securities	442,611	1.67
U.S. States and political subdivisions securities
Under 1 year	21,867	5.20
1 – 5 years	64,447	5.63
5 – 10 years	50,135	5.72
Over 10 years	11,231	1.40
Total U.S. States and political subdivisions securities	147,680	5.27
Corporate debt securities
Under 1 year	9,992	0.53
1 – 5 years	35,786	1.61
5 – 10 years	-	-
Over 10 years	-	-
Total Corporate debt securities	45,778	1.37
Foreign government and other securities
Under 1 year	1,131	1.79
1 – 5 years	4,601	1.78
5 – 10 years	-	-
Over 10 years	-	-
Total Foreign government and other securities	5,732	1.78
Mortgage-backed securities - Federal agencies	309,046	3.34
Marketable equity securities	1,254	7.38
Total investment securities available-for-sale	$952,101	2.77%

At December 31, 2010, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates (or Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. All securities have a current credit rating of AAA. At December 31, 2010, the vintage of the underlying loans comprising our securities are:  53% in the years 2009 and 2010; 22% in the years 2007 and 2008; 13% in the years 2005 and 2006; and 12% in years 2004 and prior.

Deposits

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$484,028	-%	$427,513	-%	$377,440	-%
Interest bearing demand deposits	1,377,549	0.32	1,209,800	0.62	1,137,491	1.82
Savings deposits	321,030	0.13	325,801	0.29	285,538	0.63
Other time deposits	1,422,588	2.79	1,610,534	3.42	1,573,801	4.09
Total deposits	$3,605,195		$3,573,648		$3,374,270

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

	Federal Funds
	Purchased and
	Security		Other
	Repurchase	Commercial	Short-Term	Total
(Dollars in thousands)	Agreements	Paper	Borrowings	Borrowings
2010
Balance at December 31, 2010	$136,028	$3,598	$16,363	$155,989
Maximum amount outstanding at any month-end	169,831	8,533	21,542	199,906
Average amount outstanding	137,368	6,866	19,957	164,191
Weighted average interest rate during the year	0.27%	0.43%	1.97%	0.49%
Weighted average interest rate for outstanding amounts at
December 31, 2010	0.20%	0.28%	0.68%	0.25%
2009
Balance at December 31, 2009	$123,787	$4,726	$21,597	$150,110
Maximum amount outstanding at any month-end	275,407	5,392	23,863	304,662
Average amount outstanding	161,529	4,048	20,070	185,647
Weighted average interest rate during the year	0.40%	0.34%	2.30%	0.60%
Weighted average interest rate for outstanding amounts at
December 31, 2009	0.25%	0.43%	1.80%	0.48%
2008
Balance at December 31, 2008	$272,529	$4,461	$19,185	$296,175
Maximum amount outstanding at any month-end	359,452	9,875	247,828	617,155
Average amount outstanding	270,503	7,694	108,653	386,850
Weighted average interest rate during the year	1.97%	2.35%	1.95%	1.97%
Weighted average interest rate for outstanding amounts at
December 31, 2008	0.49%	0.29%	2.92%	0.65%

Liquidity

Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2010, average core deposits equaled 70.53% of average total assets, compared to 68.13% in 2009 and 66.31% in 2008. The effective rate of core deposits in 2010 was 1.05%, compared to 1.54% in 2009 and 2.36% in 2008.

Average demand deposits (noninterest bearing core deposits) increased 13.22% in 2010 compared to an increase of 13.27% in 2009. These represented 15.10% of total core deposits in 2010, compared to 13.93% in 2009, and 12.93% in 2008.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2010, our reliance on purchased funds decreased to 12.43% of average total assets from 15.30% in 2009.

Shareholders’ Equity — Average shareholders’ equity equated to 13.00% of average total assets in 2010 compared to 12.57% in 2009. Shareholders’ equity was 10.94% of total assets at year-end 2010, compared to 12.56% at year-end 2009.  We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $10.51 million and $5.09 million at December 31, 2010 and 2009, respectively.

Our sale of preferred shares under the TARP Capital Purchase Program in January 2009 increased our shareholders' equity by $111.00 million. We redeemed all of the preferred shares in December 2010 which reduced shareholders' equity by $111.00 million.

Other Liquidity — During 2010, our $30.00 million line of credit matured with $10.00 million outstanding.  The $10.00 million was paid off during the fourth quarter. The line of credit was not renewable. In addition, the State of Indiana recently changed the law governing the collateralization of public fund deposits. Under the new law, the Indiana Board of Depositories will determine what financial institutions are required to pledge collateral. We have been informed that no collateral is necessary through March 31, 2011 for our Indiana public fund deposits.  However, pending legislation could alter this requirement in the future. Our potential liquidity exposure if we must pledge collateral is approximately $600.00 million.

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

Liquidity of the Bank is derived primarily from core deposits, principal payments received on loans, the sale and maturity of investment securities, net cash provided by operating activities, and access to other funding sources. The most stable source of liability-funded liquidity is deposit growth and retention of the core deposit base. The principal source of asset-funded liquidity is available-for-sale investment securities, cash and due from banks, overnight investments, securities purchased under agreements to resell, and loans and interest bearing deposits with other banks maturing within one year. Additionally, liquidity is provided by repurchase agreements, and the ability to borrow from the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).

The Bank's liquidity strategy is guided by internal policies and  the Interagency Policy Statement on Funding and Liquidity Risk Management. Internal guidelines consist of:

(i)	Available Liquidity (sum of short term borrowing capacity) greater than $500 million;

(ii)	Liquidity Ratio (total of net cash, short term investments and unpledged marketable assets divided by the sum of net deposits and short term liabilities) greater than 15%;

(iii)	Dependency Ratio (net potentially volatile liabilities minus short term investments divided by total earning assets minus short term investments) less than 15%; and

(iv)	Loans to Deposits Ratio less than 100%

At December 31, 2010, we were in compliance with the foregoing internal policies and regulatory guidelines.

The Bank also maintains a contingency funding plan that assesses the liquidity needs under various scenarios of market conditions, asset growth and credit rating downgrades. The plan includes liquidity stress testing which measures various sources and uses of funds under the different scenarios. The contingency plan provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity.

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at December 31, 2010 there were no amounts outstanding, management believes we could borrow approximately $255.00 million for a short time from these banks on a collective basis. As of December 31, 2010, the Bank had $15.93 million outstanding in FHLB advances and could borrow an additional $208.46 million. We also had $377.40 million available to borrow from the FRB with no amounts outstanding as of December 31, 2010.

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

A hypothetical change in net interest income was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. At December 31, 2010 and 2009, the aggregate hypothetical impact to pre-tax net interest income was as follows:

	Aggregate Hypothetical Change in Net Interest Income
	December 31, 2010			December 31, 2009
	Estimated	Dollar	Percent	Estimated	Dollar	Percent
Change in Interest Rates (dollars in thousands)	Net Interest Income	Change	Change	Net Interest Income	Change	Change
+1.00%	$149,966	$269	0.18%	$151,503	$3,388	2.29%
Base	149,697	-	-	148,115	-	-
-1.00%	145,056	(4,641)	(3.10)	141,445	(6,670)	(4.50)

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates.  Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

At December 31, 2010 and 2009, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2010, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligation payments by period follows:

						Indeterminate
(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	maturity	Total
Deposits without stated maturity	-	$2,293,167	$-	$-	$-	$-	$2,293,167
Certificates of deposit	10	631,192	311,032	108,130	2,094	-	1,052,448
Long-term debt	11	286	10,238	5,247	817	8,228	24,816
Subordinated notes	12	-	-	-	89,692	-	89,692
Operating leases	18	2,269	4,877	3,837	9,563	-	20,546
Purchase obligations	-	23,464	6,385	350	-	-	30,199
Total contractual obligations		$2,950,378	$332,532	$117,564	$102,166	$8,228	$3,510,868

We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2010. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2010.

We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2010 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

In addition, due to the uncertainty with respect to the timing of future cash flows associated the with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.12 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 17 of the Notes to Consolidated Financial Statements for a discussion on income taxes.

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

Quarterly Results of Operations

The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2010 and 2009.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2010
Interest income	$49,412	$50,050	$50,241	$50,923
Interest expense	14,510	13,801	13,057	11,761
Net interest income	34,902	36,249	37,184	39,162
Provision for loan and lease losses	4,388	5,798	5,578	3,443
Investment securities and other investment gains	881	95	1,083	234
Income before income taxes	14,326	11,404	16,547	18,199
Net income	9,679	7,795	11,203	12,567
Net income available to common shareholders	7,968	6,078	9,482	6,127
Diluted net income per common share	0.33	0.25	0.39	0.25
2009
Interest income	$50,676	$50,630	$49,741	$49,365
Interest expense	19,954	18,717	17,695	15,834
Net interest income	30,722	31,913	32,046	33,531
Provision for loan and lease losses	7,785	8,487	6,469	8,360
Investment securities and other investment (losses) gains	(469)	426	716	1,014
Income before income taxes	4,846	8,782	9,263	8,627
Net income	6,251	6,283	6,733	6,223
Net income available to common shareholders	4,938	4,587	5,032	4,517
Diluted net income per common share	0.20	0.19	0.21	0.19

Net income was $12.57 million for the fourth quarter of 2010, compared to the $6.22 million of net income reported for the fourth quarter of 2009. Diluted net income per common share for the fourth quarter of 2010 amounted to $0.25, compared to $0.19 per common share reported in the fourth quarter of 2009.

The net interest margin was 3.67% for the fourth quarter of 2010 versus 3.27% for the same period in 2009. Tax-equivalent net interest income was $39.96 million for the fourth quarter of 2010, up 15.88% from 2009’s fourth quarter.

Our provision for loan and lease losses was $3.44 million in the fourth quarter of 2010 compared to provision for loan and lease losses of $8.36 million in the fourth quarter of 2009. Net charge-offs were $6.08 million for the fourth quarter 2010, compared to net charge-offs of $5.63 million a year ago.

Noninterest income for the fourth quarter of 2010 was $22.42 million, compared to $22.02 million for the fourth quarter of 2009. Noninterest expense for the fourth quarter of 2010 was $39.94 million and was $38.56 million in the fourth quarter 2009.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited 1st Source Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 17, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 17, 2011

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2010	2009

ASSETS
Cash and due from banks	$62,313	$72,872
Federal funds sold and interest bearing deposits with other banks	36,394	141,166
Investment securities available-for-sale
(amortized cost of $952,101 and $893,439 at December 31, 2010 and December 31, 2009, respectively)	969,018	901,638
Other investments	19,508	21,012
Trading account securities	138	125
Mortgages held for sale	32,599	26,649
Loans and leases, net of unearned discount:
Commercial and agricultural loans	530,228	546,222
Auto, light truck and environmental equipment	396,500	349,741
Medium and heavy duty truck	162,824	204,545
Aircraft financing	614,357	617,384
Construction equipment financing	285,634	313,300
Commercial real estate	594,729	580,709
Residential real estate	390,951	371,514
Consumer loans	95,400	109,735
Total loans and leases	3,070,623	3,093,150
Reserve for loan and lease losses	(86,874)	(88,236)
Net loans and leases	2,983,749	3,004,914
Equipment owned under operating leases, net	78,138	97,004
Net premises and equipment	33,881	37,907
Goodwill and intangible assets	88,955	90,222
Accrued income and other assets	140,588	148,591
Total assets	$4,445,281	$4,542,100
LIABILITIES
Deposits:
Noninterest bearing	$524,564	$450,608
Interest bearing	3,098,181	3,201,856
Total deposits	3,622,745	3,652,464
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	136,028	123,787
Other short-term borrowings	19,961	26,323
Total short-term borrowings	155,989	150,110
Long-term debt and mandatorily redeemable securities	24,816	19,761
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	65,656	59,753
Total liabilities	3,958,898	3,971,780
SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; issued none in 2010 and 111,000 shares in 2009	-	104,930
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 shares in 2010 and 2009	350,282	350,269
Retained earnings	157,875	142,407
Cost of common stock in treasury (1,470,696 shares in 2010 and 1,532,483 shares in 2009)	(32,284)	(32,380)
Accumulated other comprehensive income	10,510	5,094
Total shareholders' equity	486,383	570,320
Total liabilities and shareholders' equity	$4,445,281	$4,542,100

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2010	2009	2008
Interest income:
Loans and leases	$173,526	$174,885	$204,006
Investment securities, taxable	20,466	17,594	22,170
Investment securities, tax-exempt	5,573	6,705	7,707
Other	1,061	1,228	1,425
Total interest income	200,626	200,412	235,308
Interest expense:
Deposits	44,605	63,521	86,903
Short-term borrowings	800	1,115	7,626
Subordinated notes	6,589	6,589	6,714
Long-term debt and mandatorily redeemable securities	1,135	975	1,905
Total interest expense	53,129	72,200	103,148
Net interest income	147,497	128,212	132,160
Provision for loan and lease losses	19,207	31,101	16,648
Net interest income after provision for loan and lease losses	128,290	97,111	115,512
Noninterest income:
Trust fees	15,838	15,036	18,599
Service charges on deposit accounts	19,323	20,645	22,035
Mortgage banking income	6,218	8,251	2,994
Insurance commissions	5,074	4,930	5,363
Equipment rental income	26,036	25,757	24,224
Other income	11,909	9,224	9,293
Gain on sale of certain Investment Advisor assets	-	-	11,492
Investment securities and other investment gains (losses)	2,293	1,687	(9,997)
Total noninterest income	86,691	85,530	84,003
Noninterest expense:
Salaries and employee benefits	75,815	72,483	76,965
Net occupancy expense	8,788	9,185	9,698
Furniture and equipment expense	12,543	13,980	15,095
Depreciation - leased equipment	20,715	20,515	19,450
Professional fees	6,353	4,399	8,446
Supplies and communications	5,499	5,916	6,782
Business development and marketing expense	3,774	3,488	3,749
Loan and lease collection and repossession expense	6,227	4,283	1,162
FDIC and other insurance	6,256	8,362	2,601
Other expense	8,535	8,512	9,166
Total noninterest expense	154,505	151,123	153,114
Income before income taxes	60,476	31,518	46,401
Income taxes	19,232	6,028	13,015
Net income	41,244	25,490	33,386
Preferred stock dividends and discount accretion	(11,589)	(6,416)	-
Net income available to common shareholders	$29,655	$19,074	$33,386
Basic net income per common share	$1.21	$0.79	$1.38
Diluted net income per common share	$1.21	$0.79	$1.37

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2008	$430,504	$-	$342,840	$117,373	$(32,231)	$2,522
Comprehensive income, net of tax:
Net income	33,386	-	-	33,386	-	-
Change in unrealized appreciation of
available-for-sale securities, net of tax	9,651	-	-	-	-	9,651
Reclassification adjustments for losses included
in net income, net of tax	(6,349)	-	-	-	-	(6,349)
Total comprehensive income	36,688	-	-	-	-	-
Issuance of 18,820 common shares per
stock based compensation awards, including
related tax effects	341	-	-	129	212	-
Stock based compensation	142	-	142	-	-	-
Common stock dividend ($.580 per share)	(14,011)	-	-	(14,011)	-	-
Balance at December 31, 2008	$453,664	$-	$342,982	$136,877	$(32,019)	$5,824
Comprehensive income, net of tax:
Net income	25,490	-	-	25,490	-	-
Change in unrealized depreciation of
available-for-sale securities, net of tax	(1,600)	-	-	-	-	(1,600)
Reclassification adjustments for gains included
in net income, net of tax	870	-	-	-	-	870
Total comprehensive income	24,760	-	-	-	-	-
Issuance of 83,402 common shares per
stock based compensation awards, including
related tax effects	1,663	-	-	725	938	-
Cost of 83,309 shares of common
stock acquired for treasury	(1,299)	-	-	-	(1,299)	-
Issuance of preferred stock	103,725	103,725	-	-	-	-
Preferred stock discount accretion	-	1,205	-	(1,205)	-	-
Issuance of warrants to purchase common stock	7,275	-	7,275	-	-	-
Preferred stock dividend (paid and/or accrued)	(5,211)	-	-	(5,211)	-	-
Stock based compensation	12	-	12	-	-	-
Common stock dividend ($.590 per share)	(14,269)	-	-	(14,269)	-	-
Balance at December 31, 2009	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive income, net of tax:
Net income	41,244	-	-	41,244	-	-
Change in unrealized appreciation of
available-for-sale securities, net of tax	5,254	-	-	-	-	5,254
Reclassification adjustments for gains included
in net income, net of tax	162	-	-	-	-	162
Total comprehensive income	46,660	-	-	-	-	-
Issuance of 187,554 common shares per
stock based compensation awards, including
related tax effects	2,873	-	-	635	2,238	-
Cost of 125,767 shares of common
stock acquired for treasury	(2,142)	-	-	-	(2,142)	-
Preferred stock discount accretion	-	6,070	-	(6,070)	-	-
Redemption of preferred stock	(111,000)	(111,000)	-	-	-	-
Preferred stock dividend (paid and/or accrued)	(5,519)	-	-	(5,519)	-	-
Stock based compensation	13	-	13	-	-	-
Common stock dividend ($.610 per share)	(14,822)	-	-	(14,822)	-	-
Balance at December 31, 2010	$486,383	$-	$350,282	$157,875	$(32,284)	$10,510

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2010	2009	2008
Operating activities:
Net income	$41,244	$25,490	$33,386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	19,207	31,101	16,648
Depreciation of premises and equipment	4,132	4,605	5,312
Depreciation of equipment owned and leased to others	20,715	20,515	19,450
Amortization of investment security premiums and accretion of discounts, net	1,576	5,304	2,232
Amortization of mortgage servicing rights	3,277	3,331	2,838
Mortgage servicing asset (recoveries)/impairment	(1)	(2,072)	1,913
Deferred income taxes	(1,055)	5,687	(10,779)
Investment securities and other investment (gains) losses	(2,293)	(1,687)	9,997
Originations/purchases of loans held for sale, net of principal collected	(411,541)	(577,949)	(380,920)
Proceeds from the sales of loans held for sale	412,019	602,126	362,444
Net gain on sale of loans held for sale	(6,427)	(4,140)	(2,289)
Change in trading account securities	(13)	(25)	(100)
Change in interest receivable	1,969	1,723	1,383
Change in interest payable	(4,728)	(3,944)	(6,710)
Change in other assets	4,025	(37,069)	(15,980)
Change in other liabilities	8,387	(21,937)	21,345
Other	2,700	794	4,070
Net change in operating activities	93,193	51,853	64,240
Investing activities:
Proceeds from sales of investment securities	83,089	240,325	8,548
Proceeds from maturities of investment securities	431,137	515,216	519,847
Purchases of investment securities	(572,172)	(937,217)	(480,082)
Net change in short-term and other investments	106,276	(136,615)	15,191
Loans sold or participated to others	19,311	17,805	-
Net change in loans and leases	(17,353)	164,616	(110,246)
Net change in equipment owned under operating leases	(1,850)	(34,457)	(20,552)
Purchases of premises and equipment	(2,515)	(2,256)	(3,726)
Net change in investing activities	45,923	(172,583)	(71,020)
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	126,079	317,699	(72,780)
Net change in certificates of deposit	(155,798)	(179,777)	117,659
Net change in short-term borrowings	5,879	(146,065)	(41,656)
Proceeds from issuance of long-term debt	16,163	1,014	10,826
Payments on subordinated notes	-	-	(10,310)
Payments on long-term debt	(11,134)	(11,382)	(16,413)
Net proceeds from issuance of treasury stock	2,873	1,663	341
Acquisition of treasury stock	(2,142)	(1,299)	-
Net proceeds from issuance of preferred stock & common stock warrants	-	111,000	-
Redemption of preferred stock	(111,000)	-	-
Cash dividends paid on preferred stock	(5,519)	(4,502)	-
Cash dividends paid on common stock	(15,076)	(14,520)	(14,253)
Net change in financing activities	(149,675)	73,831	(26,586)
Net change in cash and cash equivalents	(10,559)	(46,899)	(33,366)
Cash and cash equivalents, beginning of year	72,872	119,771	153,137
Cash and cash equivalents, end of year	$62,313	$72,872	$119,771
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$18,075	$19,393	$8,997
Common stock matching contribution to ESOP plan	2,545	1,254	-
Cash paid for:
Interest	$57,857	$76,145	$109,858
Income taxes	17,404	8,903	19,187

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

Securities — Securities that we have the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2010 and 2009, we held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Other investments consist solely of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, we review our investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2010 and 2009, it was determined that our investment in FHLBI stock is appropriately valued at cost, which equates to par value.

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

Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

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

1st Source Bank sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow us to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At our option, and without GNMA's prior authorization, we may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once we have the unconditional ability to repurchase a delinquent loan, we are deemed to have regained effective control over the loan and we are required to recognize the loan on our balance sheet and record an offsetting liability, regardless of our intent to repurchase the loan. At December 31, 2010 and 2009, residential real estate portfolio loans included $9.70 million and $8.70 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.

Mortgage Banking Activities — Loans held for sale are primarily composed of performing one-to-four family residential mortgage loans originated for resale. Mortgage loans originated with the intent to sell are carried at fair value.

We recognize the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. We allocate a portion of the total proceeds of a mortgage loan to servicing rights based on the fair value. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of mortgage servicing rights are recognized as noninterest income in the period in which such rights are sold.

Mortgage servicing assets are evaluated for impairment at each reporting date. For purposes of impairment measurement, mortgage servicing assets are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate. If temporary impairment exists within a tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

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

Reserve for Loan and Lease Losses — The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified impaired loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans and leases not deemed impaired (classified loans and leases and internal watch list credits), formula reserves for each business lending division portfolio, and reserves for pooled homogenous loans and leases. Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

A comprehensive analysis of the reserve is performed by management on a quarterly basis by reviewing all loans and leases over a fixed dollar amount ($100,000) where the internal credit rating is at or below a predetermined classification. Although management determines the amount of each element of the reserve separately and relies on this process as an important credit management tool, the entire reserve is available for the entire loan and lease portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts both positively and negatively. Management’s methodology includes several factors intended to minimize the difference between estimated and actual losses. These factors allow management to adjust our estimate of losses based on the most recent information available.

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

Equipment Owned Under Operating Leases — We finance various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as "residual" value. For automobile leases, fair value was based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination.

Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the lower of cost or fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Other real estate also includes bank premises qualifying as held for sale. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in noninterest expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2010 and 2009, other real estate had carrying values of $7.59 million and $6.53 million, respectively, and is included in Other Assets in the Statements of Financial Condition.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from our business banking activities and our specialty finance activities. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent write-downs are included in noninterest expense on the Statement of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $5.67 million and $10.17 million, as of December 31, 2010 and 2009, respectively, and is included in Other Assets in the Statements of Financial Condition.

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

Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of our other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eight years. We performed the required annual impairment test of goodwill during the first quarter of 2010 and determined that no impairment exists.

Partnership Investment — We account for our investments in partnerships for which we own three percent or more of the partnership on the equity method. The partnerships which we have investments in account for their investments at fair value. As a result, our investments in these partnerships reflect the underlying fair value of the partnerships’ investments. We account for our investments in partnerships of which we own less than three percent at the lower of cost or fair value. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2010 and 2009 were $1.96 million and $3.09 million, respectively.

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

Net Income Per Common Share —  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, plus the dilutive effect of outstanding stock options, stock warrants and nonvested stock-based compensation awards.

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

Note 2 — Recent Accounting Pronouncements

Business Combinations: In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29 "Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations." If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect us if there are future business combinations.

Intangibles - Goodwill and Other:  In December 2010, the FASB issued ASU No. 2010-28 "Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is not expected to have an impact on our financial condition, results of operations, or disclosures.

Receivables:  In July 2010, the FASB issued ASU No. 2010-20 "Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires extensive new disclosures about financing receivables, including credit risk exposures and the allowance for credit losses. For public entities, ASU 2010-20 disclosures of period-end balances was effective for interim or annual reporting periods ending on or after December 15, 2010. Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010. The impact of ASU 2010-20 on our disclosures is reflected in Note 4 - Loan and Lease Financings and Note 5 - Reserve for Loan and Lease Losses.

Receivables:  In April 2010, the FASB issued ASU No. 2010-18 "Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force." ASU 2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. ASU 2010-18 was effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010. ASU 2010-18 did not have an impact on our financial condition, results of operations, or disclosures.

Financial Services – Insurance:  In April 2010, the FASB issued ASU No. 2010-15 "Financial Services – Insurance (Topic 944) – How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – a consensus of the FASB Emerging Issues Task Force." ASU 2010-15 affects insurance entities that have separate accounts that meet the definition of a separate account in paragraph 944-80-25-2 when evaluating whether to consolidate an investment held through its separate account or through a combination of investments in its separate and general accounts. ASU 2010-15 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010. ASU 2010-15 did not have an impact on our financial condition, results of operations, or disclosures.

Subsequent Events:  In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 amends the subsequent events disclosure guidance. The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance for us. The impact of ASU 2010-09 on our disclosures is reflected in Note 23 - Subsequent Events.

Fair Value Measurements and Disclosures:  In January 2010, the FASB issued ASU No. 2010-06 "Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The impact of ASU 2010-06 on our disclosures is reflected in Note 21 - Fair Value Measurements.

Consolidations:  In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), "Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities". ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets:  In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), "Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets". ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

Note 3 — Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
U.S. Treasury and Federal agencies securities	$442,612	$5,546	$(849)	$447,309
U.S. States and political subdivisions securities	147,679	4,381	(1,753)	150,307
Mortgage-backed securities - Federal agencies	309,046	7,854	(232)	316,668
Corporate debt securities	45,778	182	(345)	45,615
Foreign government and other securities	5,732	18	(34)	5,716
Total debt securities	950,847	17,981	(3,213)	965,615
Marketable equity securities	1,254	2,152	(3)	3,403
Total investment securities available-for-sale	$952,101	$20,133	$(3,216)	$969,018

December 31, 2009
U.S. Treasury and Federal agencies securities	$390,189	$760	$(1,780)	$389,169
U.S. States and political subdivisions securities	188,706	5,450	(2,337)	191,819
Mortgage-backed securities - Federal agencies	286,415	5,996	(1,434)	290,977
Corporate debt securities	26,166	194	(38)	26,322
Foreign government and other securities	675	-	-	675
Total debt securities	892,151	12,400	(5,589)	898,962
Marketable equity securities	1,288	1,417	(29)	2,676
Total investment securities available-for-sale	$893,439	$13,817	$(5,618)	$901,638

At December 31, 2010, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

At December 31, 2010 and 2009, we held no preferred equity securities. The contractual maturities of investments in securities available-for-sale at December 31, 2010, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$42,983	$43,307
Due after one year through five years	506,854	513,124
Due after five years through ten years	80,733	82,843
Due after ten years	11,231	9,673
Mortgage-backed securities	309,046	316,668
Total debt securities available-for-sale	$950,847	$965,615

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2010	2009	2008
Gross realized gains	$297	$2,108	$830
Gross realized losses	(36)	(707)	(11,050)
Net realized gains (losses)	$261	$1,401	$(10,220)

The gross losses in 2008 reflect OTTI writedowns of $10.82 million on FNMA, FHLMC, Farmer Mac common stock and other corporate preferred stock. There were no OTTI writedowns in 2010 or 2009.

There were net gains of $13 thousand and $25 thousand recorded on $0.14 million and $0.13 million in trading securities outstanding at December 31, 2010 and December 31, 2009, respectively.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U.S. Treasury and Federal agencies securities	$158,497	$(849)	$-	$-	$158,497	$(849)
U.S. States and political subdivisions securities	9,226	(246)	9,055	(1,507)	18,281	(1,753)
Mortgage-backed securities - Federal agencies	23,351	(213)	4,887	(19)	28,238	(232)
Corporate debt securities	26,407	(345)	-	-	26,407	(345)
Foreign government and other securities	3,015	(34)	-	-	3,015	(34)
Total debt securities	220,496	(1,687)	13,942	(1,526)	234,438	(3,213)
Marketable equity securities	-	-	5	(3)	5	(3)
Total temporarily impaired available-for-sale securities	$220,496	$(1,687)	$13,947	$(1,529)	$234,443	$(3,216)

December 31, 2009
U.S. Treasury and Federal agencies securities	$245,921	$(1,780)	$-	$-	$245,921	$(1,780)
U.S. States and political subdivisions securities	9,501	(178)	16,718	(2,159)	26,219	(2,337)
Mortgage-backed securities - Federal agencies	90,592	(1,137)	22,330	(297)	112,922	(1,434)
Corporate debt securities	7,149	(38)	-	-	7,149	(38)
Total debt securities	353,163	(3,133)	39,048	(2,456)	392,211	(5,589)
Marketable equity securities	2	(2)	4	(27)	6	(29)
Total temporarily impaired available-for-sale securities	$353,165	$(3,135)	$39,052	$(2,483)	$392,217	$(5,618)
At December 31, 2010, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At December 31, 2010 and 2009, investment securities with carrying values of $299.88 million and $351.84 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note 4 — Loans and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2010 and 2009, and totaled $3.07 billion and $3.09 billion, respectively. At December 31, 2010 and 2009, net deferred loan and lease costs were $2.96 million and $3.18 million, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated Statements of Financial Condition.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2010 and 2009, follows:

(Dollars in thousands)	2010	2009
Direct finance leases:
Rentals receivable	$200,640	$207,666
Estimated residual value of leased assets	25,473	29,696
Gross investment in lease financing	226,113	237,362
Unearned income	(33,384)	(34,753)
Net investment in lease financing	$192,729	$202,609

At December 31, 2010, the minimum future lease payments receivable for each of the years 2011 through 2015 were $42.36 million, $33.50 million, $26.82 million, $22.65 million, and $18.69 million, respectively.

In the ordinary course of business, we have extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $9.97 million and $9.58 million at December 31, 2010 and 2009, respectively. During 2010, $1.87 million of new loans and other additions were made and repayments and other reductions totaled $1.48 million.

We evaluate loans and leases for credit quality on a monthly basis. All loans and leases, except residential real estate loans and consumer loans, are assigned credit quality ratings on a scale from 1 to 12 with grade 1 representing superior credit quality. The criteria used to assign quality ratings to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Bank's safety and soundness. Loans graded 7 or weaker are considered "special attention" credits and, as such, relationships in excess of $100,000 are reviewed quarterly as part of management's evaluation of the adequacy of the reserve for loan and lease losses. Grade 7 credits are defined as "watch" and contain greater than average credit risk and thus warrant timely follow-up to limit the Bank's exposure to increased risk; grade 8 credits are "special mention" and, following regulatory guidelines, are defined as having potential weaknesses that deserve management's close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered ''classified'' and are graded 9 through 12 corresponding to the regulatory definitions of "substandard" (grades 9 and 10) and the more severe ''doubtful'' (grade 11) and ''loss'' (grade 12).

The table below presents the recorded investment of loans and leases by credit quality rating as of December 31.

	Grade:
(Dollars in thousands)	1-6	7-12	Total
2010
Commercial and agricultural loans	$485,307	$46,812	$532,119
Auto, light truck,
and environmental equipment	390,671	6,755	397,426
Medium and heavy duty truck	143,733	19,437	163,170
Aircraft financing	556,641	59,528	616,169
Construction equipment financing	247,287	39,141	286,428
Commercial real estate	534,638	62,298	596,936
Total	$2,358,277	$233,971	$2,592,248

2009
Commercial and agricultural loans	$488,534	$59,734	$548,268
Auto, light truck,
and environmental equipment	315,588	35,007	350,595
Medium and heavy duty truck	177,628	27,444	205,072
Aircraft financing	577,595	41,805	619,400
Construction equipment financing	281,881	32,393	314,274
Commercial real estate	522,343	60,412	582,755
Total	$2,363,569	$256,795	$2,620,364

The table below presents the recorded investment in residential real estate and consumer loans by performing or non-performing status as of December 31. Non-performing loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
2010
Residential real estate	$387,278	$5,227	$392,505
Consumer	95,472	429	95,901
Total	$482,750	$5,656	$488,406

2009
Residential real estate	$365,851	$7,129	$372,980
Consumer	109,266	1,080	110,346
Total	$475,117	$8,209	$483,326

The table below presents the recorded investment of loans and leases with delinquency aging and nonaccrual status as of December 31.

								Recorded
			Greater				Total	Investment>
	30-59 Days	60-89 Days	Than	Total Past			Financing	90 Days and
(Dollars in thousands)	Past Due	Past Due	90 Days	Due	Nonaccrual	Current	Receivables	Accruing
2010
Commercial and agricultural loans	$774	$22	$-	$796	$8,083	$523,240	$532,119	$-
Auto, light truck and
environmental equipment	534	729	-	1,263	3,332	392,831	397,426	-
Medium and heavy duty truck	34	-	-	34	5,068	158,068	163,170	-
Aircraft financing	16,204	190	-	16,394	17,898	581,877	616,169	-
Construction equipment financing	1,274	616	-	1,890	8,575	275,963	286,428	-
Commercial real estate	773	97	-	870	26,622	569,444	596,936	-
Residential real estate	3,817	588	269	4,674	4,958	382,873	392,505	269
Consumer	1,165	546	100	1,811	329	93,761	95,901	100
Total	$24,575	$2,788	$369	$27,732	$74,865	$2,978,057	$3,080,654	$369

2009
Commercial and agricultural loans	$1,005	$144	$-	$1,149	$9,507	$537,612	$548,268	$-
Auto, light truck and
environmental equipment	4,341	885	-	5,226	9,202	336,167	350,595	-
Medium and heavy duty truck	4,375	2,216	-	6,591	11,625	186,856	205,072	-
Aircraft financing	5,685	3,907	-	9,592	6,025	603,783	619,400	-
Construction equipment financing	1,325	1,066	-	2,391	7,218	304,665	314,274	-
Commercial real estate	588	39	-	627	32,395	549,733	582,755	-
Residential real estate	2,927	740	524	4,191	6,605	362,184	372,980	524
Consumer	1,293	592	116	2,001	964	107,381	110,346	116
Total	$21,539	$9,589	$640	$31,768	$83,541	$2,988,381	$3,103,690	$640

As of December 31, 2010, we had $7.31 million of performing loans classified as troubled debt restructuring. There were no performing loans classified as troubled debt restructurings at December 31, 2009.

Note 5 — Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses for each of the three years ended December 31 are shown below.

	Commercial	Auto, light
	and	truck and	Medium		Construction
	agricultural	environmental	and heavy	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	loans	equipment	duty truck	financing	financing	real estate	real estate	loans	Total
2010
Reserve for loan and lease losses
Balance, beginning of year	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Charge-offs	4,000	1,014	1,879	6,507	2,372	6,219	486	1,629	24,106
Recoveries	1,612	80	50	636	345	105	47	662	3,537
Net charge-offs (recoveries)	2,388	934	1,829	5,871	2,027	6,114	439	967	20,569
Provision (recovery of provision)	(1,085)	(1,154)	1,411	10,875	1,591	6,838	2,077	(1,346)	19,207
Balance, end of year	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Ending balance: individually
evaluated for impairment	$4,190	$377	$1,049	$2,050	$648	$893	$-	$-	$9,207
Ending balance: collectively
evaluated for impairment	$16,354	$7,165	$4,719	$27,761	$7,791	$10,284	$2,518	$1,075	$77,667

Financing receivables:
Ending balance	$532,119	$397,426	$163,170	$616,169	$286,428	$596,936	$392,505	$95,901	$3,080,654
Ending balance: individually
evaluated for impairment	$13,241	$2,733	$5,095	$18,431	$8,930	$29,729	$-	$-	$78,159
Ending balance: collectively
evaluated for impairment	$518,878	$394,693	$158,075	$597,738	$277,498	$567,207	$392,505	$95,901	$3,002,495

2009
Reserve for loan and lease losses
Balance, beginning of year	$22,694	$9,709	$8,785	$18,883	$10,516	$4,939	$755	$3,495	$79,776
Charge-offs	8,809	2,750	2,071	7,812	1,476	2,654	99	2,544	28,215
Recoveries	3,193	310	5	983	444	28	8	603	5,574
Net charge-offs (recoveries)	5,616	2,440	2,066	6,829	1,032	2,626	91	1,941	22,641
Provision (recovery of provision)	6,939	2,361	(533)	12,753	(609)	8,140	216	1,834	31,101
Balance, end of year	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Ending balance: individually
evaluated for impairment	$679	$499	$1,034	$1,437	$898	$4,373	$-	$-	$8,920
Ending balance: collectively
evaluated for impairment	$23,338	$9,131	$5,152	$23,370	$7,977	$6,080	$880	$3,388	$79,316

Financing receivables:
Ending balance	$548,268	$350,595	$205,072	$619,400	$314,274	$582,755	$372,980	$110,346	$3,103,690
Ending balance: individually
evaluated for impairment	$8,468	$9,075	$17,514	$5,961	$7,116	$32,486	$-	$-	$80,620
Ending balance: collectively
evaluated for impairment	$539,800	$341,520	$187,558	$613,439	$307,158	$550,269	$372,980	$110,346	$3,023,070

(Dollars in thousands)	2008
Balance, beginning of year	$66,602
Provision for loan and lease losses	16,648
Charge-offs	(8,393)
Recoveries	4,919
Balance, end of year	$79,776

At December 31, 2010 and 2009, nonaccrual loans and leases, substantially all of which are collateralized, were $74.85 million and $83.54 million, respectively. Interest income for the years ended December 31, 2010, 2009, and 2008, would have increased by approximately $5.81 million, $5.17 million, and $1.54 million, respectively, if these loans and leases had earned interest at their full contract rate.

The table below presents impaired loans and leases and the corresponding reserve for impaired loan and lease losses as of December 31.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
2010
With no related allowance recorded:
Commercial and agricultural loans	$4,932	$4,930	$-	$4,729	$20
Auto, light truck and environmental equipment	1,596	1,597	-	1,632	-
Medium and heavy duty truck	1,748	1,748	-	2,923	5
Aircraft financing	4,509	4,509	-	3,315	25
Construction equipment financing	5,535	5,535	-	5,115	5
Commercial real estate	21,078	21,071	-	20,307	73
Total with no related allowance recorded	39,398	39,390	-	38,021	128
With an allowance recorded:
Commercial and agricultural loans	8,309	8,281	4,190	11,372	543
Auto, light truck and environmental equipment	1,137	1,136	377	1,715	4
Medium and heavy duty truck	3,347	3,347	1,049	5,591	2
Aircraft financing	13,922	13,913	2,050	8,650	60
Construction equipment financing	3,395	3,379	648	5,547	217
Commercial real estate	8,651	8,630	893	9,499	97
Total with an allowance recorded	38,761	38,686	9,207	42,374	923
Total:
Commercial and agricultural loans	13,241	13,211	4,190	16,101	563
Auto, light truck and environmental equipment	2,733	2,733	377	3,347	4
Medium and heavy duty truck	5,095	5,095	1,049	8,514	7
Aircraft financing	18,431	18,422	2,050	11,965	85
Construction equipment financing	8,930	8,914	648	10,662	222
Commercial real estate	29,729	29,701	893	29,806	170
Total impaired loans	$78,159	$78,076	$9,207	$80,395	$1,051

2009
With no related allowance recorded:
Commercial and agricultural loans	$5,235	$5,235	$-	$3,618	$13
Auto, light truck and environmental equipment	6,818	6,818	-	4,195	13
Medium and heavy duty truck	8,187	8,137	-	3,060	44
Aircraft financing	2,130	2,131	-	1,460	7
Construction equipment financing	3,189	3,184	-	1,537	5
Commercial real estate	15,368	15,366	-	10,586	43
Total with no related allowance recorded	40,927	40,871	-	24,456	125
With an allowance recorded:
Commercial and agricultural loans	3,233	3,230	679	5,799	93
Auto, light truck and environmental equipment	2,257	2,258	499	3,636	10
Medium and heavy duty truck	9,327	9,304	1,034	10,361	28
Aircraft financing	3,831	3,831	1,437	6,581	115
Construction equipment financing	3,927	3,927	898	2,690	8
Commercial real estate	17,118	17,116	4,373	12,868	118
Total with an allowance recorded	39,693	39,666	8,920	41,935	372
Total:
Commercial and agricultural loans	$8,468	$8,465	$679	$9,417	$106
Auto, light truck and environmental equipment	9,075	9,076	499	7,831	23
Medium and heavy duty truck	17,514	17,441	1,034	13,421	72
Aircraft financing	5,961	5,962	1,437	8,041	122
Construction equipment financing	7,116	7,111	898	4,227	13
Commercial real estate	32,486	32,482	4,373	23,454	161
Total impaired loans	80,620	80,537	8,920	66,391	497

As of December 31, 2008, impaired loans and leases totaled $30.94 million of which $21.36 million had corresponding specific reserves for loan and lease losses totaling $4.54 million. The remaining balance of impaired loans and leases had no specific reserves associated with them. For 2008, the average recorded investment in impaired loans and leases was $15.25 million and interest income recognized was $1.68 million.

Note 6 — Operating Leases

We finance various types of construction equipment, medium and heavy duty trucks, automobiles, and miscellaneous production equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term, typically from three to seven years. Rental income is earned on the operating lease assets and reported as noninterest income. These operating lease assets are depreciated over the term of the lease to the estimated fair value of the asset at the end of the lease. The depreciation of these operating lease assets is reported as a component of noninterest expense. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to us.

Operating lease equipment at December 31, 2010 and 2009 was $78.14 million and $97.00 million, respectively, net of accumulated depreciation of $47.80 million and $48.48 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2010, totaled $45.61 million, of which $21.08 million is due in 2011, $14.12 million in 2012, $6.44 million in 2013, $2.84 million in 2014, $0.95 million in 2015, and $0.18 million in 2016. Depreciation expense related to operating lease equipment for the years ended December 31, 2010, 2009 and 2008 was $20.72 million, $20.52 million and $19.45 million, respectively.

Note 7 — Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)	2010	2009
Land	$11,089	$11,052
Buildings and improvements	43,594	47,771
Furniture and equipment	35,566	36,261
Total premises and equipment	90,249	95,084
Accumulated depreciation and amortization	(56,368)	(57,177)
Net premises and equipment	$33,881	$37,907

On December 28, 2010, 1st Source entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage for $1.95 million. Although the City of South Bend took possession of the parking garage on that date, the proceeds were placed in an escrow account. Under the terms of the agreement, receipt of the proceeds from the escrow are contingent upon 1st Source investing $5.40 million into its properties within the City of South Bend by December 31, 2013. 1st Source intends to fulfill that commitment and expects to receive the proceeds from escrow, however due to the timing of the long term investments, receipt of the proceeds is not anticipated to occur within the next twelve months. Consequently, a gain on the garage sale of $1.02 million was deferred.

Depreciation and amortization of properties and equipment totaled $4.13 million in 2010, $4.61 million in 2009, and $5.31 million in 2008.

Note 8 — Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $1.08 billion at December 31, 2010, compared to $1.03 billion at December 31, 2009, and $0.78 billion at December 31, 2008.

Amortization on mortgage servicing rights is expected to total $1.95 million, $1.56 million, $1.26 million, $0.97 million, and $0.72 million in 2011, 2012, 2013, 2014, and 2015, respectively. Projected amortization excludes the impact of future asset additions or disposals.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

(Dollars in thousands)	2010	2009
Mortgage servicing assets:
Balance at beginning of year	$8,749	$6,708
Additions	3,643	7,143
Amortization	(3,277)	(3,331)
Sales	(1,559)	(1,771)
Carrying value before valuation allowance at end of year	7,556	8,749
Valuation allowance:
Balance at beginning of year	(1)	(2,073)
Impairment recoveries (charges)	1	2,072
Balance at end of year	$-	$(1)
Net carrying value of mortgage servicing assets at end of year	$7,556	$8,748
Fair value of mortgage servicing assets at end of year	$8,785	$10,180

During 2010, management determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2010, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated Statement of Financial Condition by $1.23 million. This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights as of December 31 follow:

	2010	2009
Expected weighted-average life (in years)	3.34	2.95
Weighted-average constant prepayment rate (CPR)	19.09%	18.73%
Weighted-average discount rate	8.49%	8.96%

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $26.37 million and $16.78 million at December 31, 2010 and December 31, 2009, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $4.04 million, $3.74 million, and $3.05 million for 2010, 2009, and 2008, respectively. Mortgage loan contractual servicing fees are included in Mortgage banking income on the consolidated Statement of Income.

Note 9 — Intangible Assets and Goodwill

At December 31, 2010, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $5.63 million, which is net of accumulated amortization of $5.07 million. At December 31, 2009, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $6.89 million, which is net of accumulated amortization of $3.78 million. Intangible asset amortization was $1.32 million, $1.35 million, and $1.39 million for 2010, 2009, and 2008, respectively. Amortization on other intangible assets is expected to total $1.30 million, $1.19 million, $1.02 million, $0.84 million, and $0.56 million in 2011, 2012, 2013, 2014, and 2015, respectively.

A summary of core deposit intangible and other intangible assets as of December 31 follows:

(Dollars in thousands)	2010	2009
Core deposit intangibles:
Gross carrying amount	$10,442	$10,421
Less: accumulated amortization	(4,956)	(3,699)
Net carrying amount	$5,486	$6,722
Other intangibles:
Gross carrying amount	$254	$254
Less: accumulated amortization	(114)	(82)
Net carrying amount	$140	$172

Note 10 — Deposits

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2010, by time remaining until maturity is as follows:

(Dollars in thousands)
Under 3 months	$86,337
4 – 6 months	52,135
7 – 12 months	138,613
Over 12 months	205,078
Total	$482,163

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2010 were as follows:

(Dollars in thousands)
2011	$631,192
2012	162,127
2013	148,905
2014	95,757
2015	12,373
Thereafter	2,094
Total	$1,052,448

Note 11 — Borrowed Funds and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009
Term loan	$-	$10,000
Federal Home Loan Bank borrowings (1.80%–6.54%)	15,927	955
Mandatorily redeemable securities	8,228	8,201
Other long-term debt	661	605
Total long-term debt and mandatorily redeemable securities	$24,816	$19,761

Annual maturities of long-term debt outstanding at December 31, 2010, for the next five years beginning in 2011, are as follows (in thousands): $286; $118; $10,120; $5,123; and $124.

During 2007, we entered into a line of credit agreement whereby 1st Source could borrow up to $30.00 million. During 2008, $10.00 million was drawn on this line and converted to a term loan bearing a fixed interest rate of 4.28%. Interest was payable quarterly with principal due at the October 30, 2010 maturity. The Loan Agreement contained, among other provisions, certain covenants relating to capital structure and financial requirements. $20.00 million remained available on the line of credit at December 31, 2009. The line of credit matured on October 30, 2010 and was not renewed.

At December 31, 2010, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of eight fixed rate notes with maturities ranging from 2013 to 2022. These notes were collateralized by $19.91 million of certain real estate loans.

Short-term borrowings include federal funds purchased, security repurchase agreements, commercial paper and other short-term borrowings. There were no Federal funds purchased outstanding as of December 31, 2010 and 2009. Securities sold under agreement to repurchase were $136.03 million and $123.79 million as of December 31, 2010 and 2009. Commercial paper was $3.60 million and $4.73 million as of December 31, 2010 and 2009. Other short-term borrowings were $16.36 million and $21.60 million as of December 31, 2010 and 2009. Weighted average interest rates on short term borrowings as of December 31, 2010 and 2009 were 0.20% and 0.25% for security repurchase agreements, 0.28% and 0.43% for commercial paper and 0.68% and 1.80% for other short-term borrowings, respectively.

Mandatorily redeemable securities as of December 31, 2010, of $8.23 million reflected the "book value" shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2010, 2009, and 2008 was $0.55 million, $0.45 million, and $0.66 million, respectively.

Note 12 — Subordinated Notes

As of December 31, 2010, we sponsored two trusts, 1st Source Capital Trust IV and 1st Source Master Trust (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust. The Capital Trusts qualify as variable interest entities for which 1st Source is not the primary beneficiary and therefore reported in the financial statements as unconsolidated subsidiaries.  The junior subordinated debentures are reflected as subordinated notes in the Statements of Financial Condition with the corresponding interest distributions reflected as interest expense in the Statements of Income. The common shares issued by the Capital Trusts are included in other assets in the Statements of Financial Condition.

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

The subordinated notes are summarized as follows, at December 31, 2010:

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

The $111.00 million proceeds were allocated to the Series A Preferred Stock and the Warrant based on the relative fair value of the instruments. The fair value of the warrants was estimated using the binomial method. The expected volatility was based on the historical volatility for the ten year estimated life of the warrants. The following assumptions were used to value the warrants: a risk-free interest rate of 3.49%; an expected dividend yield of 3.21%; an expected volatility factor of 40.48%; and an expected warrant life of ten years. The fair value of the preferred stock was estimated using a discounted cash flow approach assuming a preferred stock life of five years and a 13.00% discount rate. The difference between the initial carrying value of $103.73 million that was allocated to the Series A Preferred Stock and its redemption value of $111.00 million was charged to retained earnings (with a corresponding increase in the carrying value of the Series A Preferred Stock) as an adjustment to the dividend yield using the effective yield method.

The Series A Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock was non-voting except with respect to certain matters affecting the rights of the holders thereof.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $19.87 per share of the Common Stock.

In addition, we could not increase the quarterly dividend we paid on our common stock above $0.16 per share during the two-year period ending December 29, 2010, without consent of the Treasury.

On December 29, 2010, we redeemed all 111,000 shares of the Series A Preferred Stock issued to the Treasury for $111.00 million. The warrant remained outstanding as of December 31, 2010.

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

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. Stock options of 33,000, 49,763 and 422,439 were considered antidilutive as of December 31, 2010, 2009 and 2008, respectively. Stock warrants of 837,947 were considered antidilutive as of December 31, 2010 and 2009. No warrants were outstanding as of December 31, 2008.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years end December 31.

(Dollars in thousands - except per share amounts)	2010	2009	2008
Distributed earnings allocated to common stock	$14,771	$14,247	$13,980
Undistributed earnings allocated to common stock	14,594	4,735	19,035
Net earnings allocated to common stock	29,365	18,982	33,015
Net earnings allocated to participating securities	290	92	371
Net income allocated to common stock and participating securities	$29,655	$19,074	$33,386

Weighted average shares outstanding for basic earnings per common share	24,232,092	24,157,179	24,105,753
Dilutive effect of stock compensation	7,102	6,510	281,979
Weighted average shares outstanding for diluted earnings per common share	24,239,194	24,163,689	24,387,732

Basic earnings per common share	$1.21	$0.79	$1.38
Diluted earnings per common share	$1.21	$0.79	$1.37

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

Employees are eligible to participate in the Plan the first of the month following 90 days of employment. We match dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. We will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of eligible compensation. Additionally, each year we may, in our sole discretion, make a discretionary profit sharing contribution. As of December 31, 2010 and 2009, there were 1,404,564 and 1,262,509 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.

Our contributions are allocated among the participants on the basis of compensation. Each participant’s account is credited with cash and/or shares of 1st Source common stock based on that participant’s compensation earned during the year. After completing five years of service in which they worked at least 1,000 hours per year, a participant will be completely vested in their employer’s contribution. An employee is always 100% vested in their deferral. Plan participants are entitled to receive distributions from their Plan accounts upon termination of service, which includes retirement or death.

Contribution expense for the years ended December 31, 2010, 2009, and 2008, amounted to $4.01 million, $3.93 million, and $4.27 million, respectively.

In addition to the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan, we provide certain health care and life insurance benefits for some of our retired employees. Effective March 31, 2009, we amended the plan so that no new retirees will be covered by the plan. The amendment will have no effect on the coverage for retirees covered at the time of the amendment. Prior to amendment, all of our full-time employees became eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. The medical plan pays a stated percentage of eligible medical expenses reduced for any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and for life insurance is $3,000.

Our net periodic post retirement benefit cost (recovery) recognized in the consolidated Statement of Income for the years ended December 31, 2010, 2009, and 2008 amounted to $(0.02) million, $(1.43) million, and $0.13 million, respectively. Our accrued post retirement benefit cost was not material at December 31, 2010, 2009, and 2008.

Note 16 — Employee Stock Benefit Plans

As of December 31, 2010, we had five stock-based employee compensation plans. These plans include two stock option plans, namely, the 1992 Stock Option Plan, and the 2001 Stock Option Plan; two executive stock award plans, namely, the Executive Incentive Plan, and the Restricted Stock Award Plan; and the Employee Stock Purchase Plan. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the "Committee") of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

A combined summary of activity regarding our active stock option plans and stock award plans is presented in the following table.

		Non-Vested Stock		Stock Options
		Awards Outstanding		Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant-Date	Number of	Exercise
	for Grant	Shares	Fair Value	Shares	Price
Balance, January 1, 2008	2,373,668	470,202	$15.18	471,517	$26.51
Shares authorized --2008 EIP	64,847	-	-	-	-
Granted	(66,847)	66,847	17.96	-	-
Stock options exercised	-	-	-	-	-
Stock awards vested	-	(37,070)	16.92	-	-
Forfeited	15,902	(64,508)	15.10	(390,569)	28.17
Canceled	-	-	-	-	-
Balance, December 31, 2008	2,387,570	435,471	15.47	80,948	18.51
Shares authorized --2009 EIP	46,261	-	-	-	-
Granted	(87,761)	87,761	17.75	-	-
Stock options exercised	-	-	-	-	-
Stock awards vested	-	(34,395)	16.99	-	-
Forfeited	2,047	(66,930)	11.85	(9,185)	21.03
Canceled	-	-	-	-	-
Balance, December 31, 2009	2,348,117	421,907	16.40	71,763	18.19
Shares authorized --2010 EIP	55,351	-	-	-	-
Granted	(93,350)	93,350	17.31	-	-
Stock options exercised	-	-	-	-	-
Stock awards vested	-	(21,666)	19.21	-	-
Forfeited	9,530	(54,981)	12.68	(9,255)	25.03
Canceled	-	-	-	-	-
Balance, December 31, 2010	2,319,648	438,610	$16.92	62,508	$17.18

Stock Option Plans — Our incentive stock option plans include the 1992 Stock Option Plan (the "1992 Plan") and the 2001 Stock Option Plan (the "2001 Plan"). As of December 31, 2010, there were 7,508 stock options remaining exercisable under the 1992 Plan, all of which will expire no later than January 2011. We have not issued any awards from the 1992 Plan since 2001, as the 1992 Plan was terminated, except for outstanding options, after the 2001 Plan was approved by the shareholders. Options under the 2001 Plan vest in one to eight years from date of grant. As of December 31, 2010, there were 55,000 shares available for issuance upon exercise and 2,129,177 shares available for issuance under the 2001 Plan.

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

There were no stock option exercises during 2010, 2009 or 2008.  All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $0.20 million and $0.19 million at December 31, 2010. The total fair value of share awards vested was $0.38 million during 2010, $0.72 million in 2009, and $0.66 million in 2008.

Other information regarding stock options outstanding and exercisable as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$12.04 to $17.99	29,508	1.73	$13.38	26,758	$13.52
$18.00 to $20.86	33,000	0.55	20.58	33,000	20.58

Stock-based compensation to employees is recognized as compensation cost in the Statement of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. We recognized additional stock-based compensation expense related to stock options of $12,362 for 2010, $12,362 for 2009 and $15,364 for 2008 (not subject to tax).

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

Stock-based compensation expense relating to the EIP and RSAP totaled $1.84 million in 2010, $1.02 million in 2009, and $0.31 million in 2008. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $0.70 million in 2010, $0.39 million in 2009, and $0.12 million in 2008. Unrecognized stock-based compensation expense related to stock options (2001 Plan) totaled $3,759 at December 31, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 0.3 years. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/RSAP) was $2.85 million at December 31, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.23 years.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for our purposes is the date of the award.

Employee Stock Purchase Plan — We offer an Employee Stock Purchase Plan (ESPP) for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2010, 2009, and 2008 offerings were $17.80 (0.00%), $17.63 (0.05%), and $20.70 (0.05%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2010 and runs through May 31, 2012, with $293,208 in stock value to be purchased at $17.80 per share.

Note 17 — Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)	2010	2009	2008
Current:
Federal	$17,446	$(983)	$21,112
State	2,841	1,324	2,682
Total current	20,287	341	23,794
Deferred:
Federal	(731)	6,172	(9,446)
State	(324)	(485)	(1,333)
Total deferred	(1,055)	5,687	(10,779)
Total provision	$19,232	$6,028	$13,015

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:

	2010		2009		2008
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
Year Ended December 31 (Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Statutory federal income tax	$21,167	35.0%	$11,031	35.0%	$16,240	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(2,240)	(3.7)	(2,539)	(8.1)	(2,412)	(5.2)
Settlements with taxing authorities	-	-	(2,170)	(6.9)	-	-
State taxes, net of federal income tax benefit	1,636	2.7	545	1.7	877	1.9
Other	(1,331)	(2.2)	(839)	(2.6)	(1,690)	(3.6)
Total	$19,232	31.8%	$6,028	19.1%	$13,015	28.1%

The tax expense (benefit) applicable to securities gains for the years 2010, 2009, and 2008 was $868,000, $639,000, and $(3,786,000), respectively.

Deferred tax assets and liabilities as of December 31, 2010 and 2009 consisted of the following:

(Dollars in thousands)	2010	2009
Deferred tax assets:
Reserve for loan and lease losses	$33,446	$33,809
Accruals for employee benefits	3,959	2,785
Alternative minimum tax	-	1,678
Capital loss carryover	455	459
Securities valuation reserve	110	82
Other	671	557
Total deferred tax assets	38,641	39,370
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	27,051	30,671
Differing bases in assets related to acquisitions	3,608	3,242
Net unrealized gains on securities available-for-sale	6,407	3,105
Mortgage servicing	2,435	3,018
Capitalized loan costs	1,188	1,306
Prepaid expenses	2,728	615
Other	907	857
Total deferred tax liabilities	44,324	42,814
Net deferred tax (liability)/asset	$(5,683)	$(3,444)

No valuation allowance for deferred tax assets was recorded at December 31, 2010 and 2009 as we believe it is more likely than not that all of the deferred tax assets will be realized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in thousands)	2010	2009	2008
Balance, beginning of year	$3,043	$7,601	$7,063
Additions based on tax positions related to the current year	431	409	1,271
Additions for tax positions of prior years	1,105	771	693
Reductions for tax positions of prior years	(2)	(52)	(136)
Reductions due to lapse in statute of limitations	(1,153)	(837)	(1,290)
Settlements	-	(4,849)	-
Balance, end of year	$3,424	$3,043	$7,601

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.52 million at December 31, 2010, $1.30 million at December 31, 2009 and $4.19 million at December 31, 2008. Interest and penalties are recognized through the income tax provision. For the years 2010, 2009 and 2008, we recognized approximately $0.05 million, $(0.73) million and $0.14 million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.60 million, $0.55 million and $1.27 million were accrued at December 31, 2010, 2009 and 2008, respectively.

Tax years that remain open and subject to audit include the federal 2007–2010 years and the Indiana 2007–2010 years. We have an open tax assessment with the Indiana Department of Revenue for the 2008 tax year. As a result of the expiration of the statute of limitations in both federal and state tax jurisdictions as well as an expected state tax settlement, it is reasonably possible that within the next 12 months there will be a reduction of unrecognized tax benefits that will affect the effective tax rate and increase earnings in an amount ranging from $0.00 to $0.85 million.

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

1st Source Bank sells residential mortgage loans to Fannie Mae and Freddie Mac, as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in recent years. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as "repurchases".

Our liability for repurchases, included in accrued expenses and other liabilities on the Statement of Financial Condition, was $0.74 million and $0.38 million as of December 31, 2010 and 2009, respectively. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

Commitments — 1st Source and our subsidiaries are obligated under operating leases for certain office premises and equipment. In 1982, we sold the headquarters building and entered into a leaseback agreement with the purchaser. In December 2010, we entered into a new 10.5 year lease effective January 1, 2011. Future minimum rental commitments for all noncancellable operating leases total approximately, $2.27 million in 2011, $2.63 million in 2012, $2.25 million in 2013, $2.04 million in 2014, $1.80 million in 2015, and $9.56 million, thereafter. As of December 31, 2010, future minimum rentals to be received under noncancellable subleases totaled $2.91 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31 (Dollars in thousands)	2010	2009	2008
Gross rental expense	$3,173	$3,016	$3,116
Sublease rental income	(1,562)	(1,516)	(1,523)
Net rental expense	$1,611	$1,500	$1,593

On December 28, 2010, 1st Source entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage. Under the terms of the agreement, 1st Source is required to invest $5.40 million into its properties within the City of South Bend. For additional information, see Note 7 Premises and Equipment.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit are essentially the same as those involved in extending loan commitments to clients. Standby letters of credit totaled $17.84 million and $19.02 million at December 31, 2010 and 2009, respectively. Standby letters of credit generally have terms ranging from six months to one year.

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

At December 31, 2010 and 2009, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	location	value	location	value

Interest rate swap contracts	$446,224	Other assets	$14,959	Other liabilities	$15,384
Loan commitments	28,666	Mortgages held for sale	30	N/A	-
Forward contracts	40,320	Mortgages held for sale	451	N/A	-
Total - December 31, 2010	$515,210		$15,440		$15,384

Interest rate swap contracts	$412,717	Other assets	$13,516	Other liabilities	$13,988
Loan commitments	48,821	Mortgages held for sale	77	N/A	-
Forward contracts	38,940	Mortgages held for sale	411	N/A	-
Total - December 31, 2009	$500,478		$14,004		$13,988

At December 31, 2010, 2009 and 2008, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

	Statement of	Gain (loss)
(Dollars in thousands)	Income location	2010	2009	2008
Interest rate swap contracts	Other expense	$61	$(431)	$(271)
Interest rate swap contracts	Other income	448	77	744
Loan commitments	Mortgage banking income	(47)	(1,505)	1,595
Forward contracts	Mortgage banking income	40	1,796	(1,131)
Total		$502	$(63)	$937

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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. As discussed in Note 13, preferred stock issued under the TARP program qualified as Tier 1 capital while it was outstanding.

The actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2010, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$517,527	15.34%	$269,840	8.00%	$337,300	10.00%
1st Source Bank	511,953	15.23%	268,885	8.00%	336,107	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	473,846	14.05%	134,920	4.00%	202,380	6.00%
1st Source Bank	469,329	13.96%	134,443	4.00%	201,664	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	473,846	10.39%	182,497	4.00%	228,121	5.00%
1st Source Bank	469,329	10.32%	181,843	4.00%	227,304	5.00%

2009
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$605,793	17.72%	$273,568	8.00%	$341,961	10.00%
1st Source Bank	571,328	16.78%	272,404	8.00%	340,505	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	561,862	16.43%	136,784	4.00%	205,176	6.00%
1st Source Bank	528,184	15.51%	136,202	4.00%	204,303	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	561,862	12.74%	176,346	4.00%	220,433	5.00%
1st Source Bank	528,184	12.03%	175,577	4.00%	219,471	5.00%

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2010 and 2009, was approximately $3.00 million.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank cannot pay dividends in 2011 or 2012 as a result of $106.48 million in dividends paid in 2010 which exceed retained net income as defined by federal regulations.

Due to our mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank's net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2010, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Values of Financial Instruments

We determine the fair values of our financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted price and observable inputs and to minimize the use of unobservable inputs when measuring fair value. We elected fair value accounting for mortgages held for sale. We believe the election for mortgages held for sale (which are hedged with free-standing derivatives (economic hedges)) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2010 and 2009, all mortgages held for sale are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on December 31, 2010 and 2009:

Excess of fair value
carrying amount
	Fair value carrying	Aggregate unpaid	over (under) unpaid
(Dollars in thousands)	amount	principal	principal
December 31, 2010
Mortgages held for sale reported at fair value:
Total Loans	$32,599	$32,285	$314
Nonaccrual Loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

December 31, 2009
Mortgages held for sale reported at fair value:
Total Loans	$26,649	$25,758	$891	(1)
Nonaccrual Loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

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

Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters. This valuation process considers various factors including interest rate yield curves, time value and volatility factors. Management believes an adjustment is required to "mid-market" valuations for derivatives tied to its performing loan portfolio to recognize the imprecision and related exposure inherent in the process of estimating expected credit losses as well as velocity of deterioration evident with systemic risks imbedded in these portfolios.

The table below presents the balance of assets and liabilities at December 31, 2010 and 2009 measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,186	$427,123	$-	$447,309
U.S. States and political subdivisions securities	-	134,001	16,306	150,307
Mortgage-backed securities - Federal agencies	-	316,668	-	316,668
Corporate debt securities	-	35,623	9,992	45,615
Foreign government and other securities	-	5,041	675	5,716
Total debt securities	20,186	918,456	26,973	965,615
Marketable equity securities	3,403	-	-	3,403
Total investment securities available-for-sale	23,589	918,456	26,973	969,018
Trading account securities	138	-	-	138
Mortgages held for sale	-	32,599	-	32,599
Accrued income and other liabilities (interest rate swap agreements)	-	14,959	-	14,959
Total - December 31, 2010	$23,727	$966,014	$26,973	$1,016,714

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$-	$15,384	$-	$15,384
Total - December 31, 2010	$-	$15,384	$-	$15,384

Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,052	$369,117	$-	$389,169
U.S. States and political subdivisions securities	-	173,509	18,310	191,819
Mortgage-backed securities - Federal agencies	-	290,977	-	290,977
Corporate debt securities	-	26,322	-	26,322
Foreign government and other securities	-	-	675	675
Total debt securities	20,052	859,925	18,985	898,962
Marketable equity securities	2,667	-	9	2,676
Total investment securities available-for-sale	22,719	859,925	18,994	901,638
Trading account securities	125	-	-	125
Mortgages held for sale	-	26,649	-	26,649
Accrued income and other liabilities (interest rate swap agreements)	-	13,516	-	13,516
Total - December 31, 2009	$22,844	$900,090	$18,994	$941,928

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$-	$13,988	$-	$13,988
Total - December 31, 2009	$-	$13,988	$-	$13,988

The changes in Level 3 assets and liabilities at December 31, 2010 and 2009 measured at fair value on a recurring basis are summarized as follows:

				Foreign	Investment
	U.S. States and		Marketable	government	securities
	political subdivisions	Corporate debt	equity	and other	available-for-
(Dollars in thousands)	securities	securities	securities	securities	sale
Beginning balance January 1, 2010	$18,310	$-	$9	$675	$18,994
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	38	-	-	-	38
Purchases	1,034	9,992	-	100	11,126
Issuances	-	-	-	-	-
Settlements	-	-	-	-	-
Maturities	(13,941)	-	-	(100)	(14,041)
Transfers into Level 3	10,865	-	-	-	10,865
Transfers out of Level 3	-	-	(9)	-	(9)
Ending balance December 31, 2010	$16,306	$9,992	$-	$675	$26,973

Beginning balance January 1, 2009	$18,972	$-	$9	$435	$19,416
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-	-
Included in other comprehensive income	362	-	-	-	362
Purchases and issuances	20,116	-	-	400	20,516
Settlements	-	-	-	-	-
Maturities	(21,140)	-	-	(160)	(21,300)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance December 31, 2009	$18,310	$-	$9	$675	$18,994

Transfers into Level 3 represent auction rate securities which were previously classified as Level 2.  We have determined that Level 3 is a more appropriate classification based on the fair value methodology used due to market illiquidity and the lack of other observable inputs.  The transfer was made as of September 30, 2010. Transfers out of Level 3 represent non-marketable stock which was reclassified on the Statement of Financial Condition.

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2010.

Financial Instruments on Non-recurring Basis:

We may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.

Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach.

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

Other real estate is based on the lower of cost or fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach. New appraisals are obtained annually. Repossessions are similarly valued.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2010 and 2009, respectively: impaired loans - $14.03 million and $16.06 million; partnership investments - $(0.43) million and $(0.45) million; mortgage servicing rights - $0.00 million and $(2.07) million; repossessions - $2.62 million and $0.30 million, and other real estate - $0.42 million and $0.16 million.

The table below presents the carrying value of assets at December 31, 2010 and 2009, measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2010
Loans	$-	$-	$78,076	$78,076
Accrued income and other assets (partnership investments)	-	-	1,964	1,964
Accrued income and other assets (mortgage servicing rights)	-	-	7,556	7,556
Accrued income and other assets (repossessions)	-	-	5,670	5,670
Accrued income and other assets (other real estate)	-	-	7,592	7,592
Total	$-	$-	$100,858	$100,858

December 31, 2009
Loans	$-	$-	$80,537	$80,537
Accrued income and other assets (partnership investments)	-	-	2,662	2,662
Accrued income and other assets (mortgage servicing rights)	-	-	8,748	8,748
Accrued income and other assets (repossessions)	-	-	10,165	10,165
Accrued income and other assets (other real estate)	-	-	6,529	6,529
Total	$-	$-	$108,641	$108,641

The fair values of our financial instruments as of December 31, 2010 and 2009 are summarized in the table below.

	2010		2009
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$62,313	$62,313	$72,872	$72,872
Federal funds sold and interest bearing deposits with other banks	36,394	36,394	141,166	141,166
Investment securities, available-for-sale	969,018	969,018	901,638	901,638
Other investments and trading account securities	19,646	19,646	21,137	21,137
Mortgages held for sale	32,599	32,599	26,649	26,649
Loans and leases, net of reserve for loan and lease losses	2,983,749	3,040,895	3,004,914	3,042,251
Cash surrender value of life insurance policies	54,182	54,182	51,342	51,342
Mortgage servicing rights	7,556	8,785	8,748	10,180
Interest rate swaps	14,959	14,959	13,516	13,516
Liabilities:
Deposits	$3,622,745	$3,654,067	$3,652,464	$3,692,203
Short-term borrowings	155,989	155,989	150,110	150,110
Long-term debt and mandatorily redeemable securities	24,816	25,072	19,761	19,831
Subordinated notes	89,692	79,811	89,692	81,118
Interest rate swaps	15,384	15,384	13,988	13,988
Off-balance-sheet instruments *	-	134	-	150
* Represents estimated cash outflows required to currently settle the obligations at current market rates.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, federal funds sold and interest bearing deposits with other banks, and cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Note 22 — 1st Source Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2010	2009
ASSETS
Cash	$1	$1
Short-term investments with bank subsidiary	11,298	45,695
Investment securities, available-for-sale
(amortized cost of $2,394 and $6,175 at December 31, 2010 and 2009, respectively)	4,431	7,581
Trading account securities	138	125
Investments in:
Bank subsidiaries	566,302	621,265
Non-bank subsidiaries	2,491	2,396
Premises and equipment, net	281	2,240
Other assets	8,134	7,124
Total assets	$593,076	$686,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$4,241	$5,113
Other liabilities	3,871	2,518
Long-term debt and mandatorily redeemable securities	98,581	108,476
Total liabilities	106,693	116,107
Shareholders’ equity	486,383	570,320
Total liabilities and shareholders’ equity	$593,076	$686,427

STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2010	2009	2008
Income:
Dividends from bank subsidiary	$106,485	$23,104	$17,468
Rental income from subsidiaries	2,439	2,391	2,412
Other	584	507	994
Investment securities and other investment gains (losses)	592	(426)	(1,053)
Total income	110,100	25,576	19,821
Expenses:
Interest on long-term debt and mandatorily redeemable securities	7,497	7,477	7,773
Interest on commercial paper and other short-term borrowings	30	16	209
Rent expense	1,109	1,090	1,060
Other	3,693	1,339	1,850
Total expenses	12,329	9,922	10,892
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	97,771	15,654	8,929
Income tax benefit	3,365	2,899	3,308
Income before equity in undistributed (distributed in excess of) income of subsidiaries	101,136	18,553	12,237
Equity in (distributed in excess of) undistributed income of subsidiaries:
Bank subsidiaries	(59,987)	6,996	21,235
Non-bank subsidiaries	95	(59)	(86)
Net income	$41,244	$25,490	$33,386

STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2010	2009	2008
Operating activities:
Net income	$41,244	$25,490	$33,386
Adjustments to reconcile net income to net cash provided by operating activities:
Equity distributed (undistributed) in excess of income of subsidiaries	59,892	(6,937)	(21,149)
Depreciation of premises and equipment	541	428	377
Realized and unrealized investment securities (gains) losses	(592)	426	1,053
Change in trading account securities	(13)	(25)	(100)
Other	1,159	919	2,732
Net change in operating activities	102,231	20,301	16,299
Investing activities:
Proceeds from sales and maturities of investment securities	3,613	46,294	2,879
Purchases of investment securities	-	(48,513)	-
Net change in premises and equipment	1,418	(404)	(405)
Change in short-term investments with bank subsidiary	34,397	(30,327)	(4,148)
Capital contributions to subsidiaries	-	(80,000)	-
Return of capital from subsidiaries	-	636	5,950
Net change in investing activities	39,428	(112,314)	4,276
Financing activities:
Net change in commercial paper	(872)	(231)	(6,131)
Payments on subordinated notes	-	-	(10,310)
Proceeds from issuance of long-term debt	345	153	10,000
Payments on long-term debt	(10,268)	(252)	(252)
Net proceeds from issuance of treasury stock	2,873	1,663	341
Proceeds from issuance of preferred stock and common stock warrants	-	111,000	-
Redemption of preferred stock	(111,000)	-	-
Acquisition of treasury stock	(2,142)	(1,299)	-
Cash dividends paid on preferred stock	(5,519)	(4,502)	-
Cash dividends paid on common stock	(15,076)	(14,520)	(14,253)
Net change in financing activities	(141,659)	92,012	(20,605)
Net change in cash and cash equivalents	-	(1)	(30)
Cash and cash equivalents, beginning of year	1	2	32
Cash and cash equivalents, end of year	$1	$1	$2

Note 23 — Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2010, 1st Source’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 30.

By           /s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By           /s/ LARRY E. LENTYCH
Larry E. Lentych, Treasurer and Chief Financial Officer

South Bend, Indiana

Item 9B.  Other Information.

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the caption "Proposal Number 1: Election of Directors," "Board Committees and Other Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2011 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

The information under the caption "Compensation Discussion and Analysis" of the 2011 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption "Voting Securities and Principal Holders Thereof" and "Proposal Number 1: Election of Directors" of the 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2010:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a)]
Equity compensation plans approved by shareholders
1992 stock option plan	7,508	$17.31	-
2001 stock option plan	55,000	17.16	2,129,177
2011 stock option plan	-	-	-	(3)
1997 employee stock purchase plan	28,745	17.73	146,908
1982 executive incentive plan	-	-	58,231	(1)(2)(4)
1982 restricted stock award plan	-	-	132,240	(1)(5)
1998 performance compensation plan	-	-	-	(6)
Total plans approved by shareholders	91,253	$17.35	2,466,556
Equity compensation plans
not approved by shareholders	-	-	-
Total equity compensation plans	91,253	$17.35	2,466,556
(1) Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.
(2) Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source
(3) 1st Source Board of Directors approved the 2011 Stock Option Plan on January 20, 2011, including the future registration of 2,000,000 shares to be available for future issuance under this plan.
(4) Amount does not include additional 100,000 shares approved for future issuance by the 1st Source Board of Directors on February 3, 2011 but not yet registered.
(5) Amount does not include 100,000 shares approved for future issuance by the 1st Source Board of Directors on January 20, 2011 but not yet registered.
(6) Amount does not include 100,000 shares approved for future issuance by the 1st Source Board of Directors on January 20, 2011 but not yet registered.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption "Proposal Number 1: Election of Directors" of the 2011 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the caption "Relationship with Independent Registered Public Accounting Firm" of the 2011 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm

Consolidated statements of financial condition — December 31, 2010 and 2009

Consolidated statements of income — Years ended December 31, 2010, 2009, and 2008

Consolidated statements of shareholders' equity — Years ended December 31, 2010, 2009, and 2008

Consolidated statements of cash flows — Years ended December 31, 2010, 2009, and 2008

Notes to consolidated financial statements — December 31, 2010, 2009, and 2008

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended July 30, 2009, filed as exhibit to Form 8-K, dated July 30, 2009, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

4(c)	Form of Certificate for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(d)	Warrant for Purchase of Shares of Common Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(2)	Employment Agreement of Wellington D. Jones III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(3)	Employment Agreement of Larry E. Lentych, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(4)	Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended February 3, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

10(e)	1st Source Corporation 2001 Stock Option Plan, amended July 27, 2006, and filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.

10(f)(1)
1st Source Corporation 1992 Stock Option Plan, amended July 27, 2006, and dated April 23, 1992, as amended December 11, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(f)(2)	An amendment to 1st Source Corporation 1992 Stock Option Plan, dated July 18, 2000, and filed as exhibit to Form 10-K, dated December 31, 2000, and incorporated herein by reference.

10(g)	1st Source Corporation 1998 Performance Compensation Plan, amended January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(h)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated, December 31, 2005, and incorporated herein by reference.

10(i)
Letter Agreement dated January 23, 2009 by and between 1st Source Corporation and the United States Department of the Treasury,  including the Securities Purchase Agreement – Standard Terms, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

10(j)	Form of CPP Compensation Limitation Agreement, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

10(k)
Letter Agreement dated December 29, 2010 by and between 1st Source Corporation and the United States Department of the Treasury, filed as exhibit to Form 8-K, dated December 29, 2010, and incorporated herein by reference.

10 (l)	1st Source Corporation 2011 Stock Option Plan, dated January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference..

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):
	Name	Jurisdiction
	1st Source Bank	Indiana
	SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
	1st Source Insurance, Inc. *	Indiana
	1st Source Specialty Finance, Inc. *	Indiana
	FBT Capital Corporation (Inactive)	Indiana
	1st Source Leasing, Inc.	Indiana
	1st Source Capital Corporation *	Indiana
	Trustcorp Mortgage Company (Inactive)	Indiana
	1st Source Capital Trust IV	Delaware
	1st Source Master Trust	Delaware
	Michigan Transportation Finance Corporation *	Michigan
	1st Source Intermediate Holding, LLC	Delaware
	1st Source Funding, LLC (Inactive)	Delaware
	1st Source Corporation Investment Advisors, Inc. *	Indiana
	SFG Commercial Aircraft Leasing, Inc. *	Indiana
	SFG Equipment Leasing Corporation I*	Indiana
	Washington and Michigan Insurance, Inc.*	Arizona
*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Larry E. Lentych, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Larry E. Lentych, Chief Financial Officer.

99.1	Certification for Years following First Fiscal Year of the Principal Executive Officer and Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

(c)	Financial Statement Schedules — None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st SOURCE CORPORATION

By           /s/ CHRISTOPHER J. MURPHY III

Christopher J. Murphy III, Chairman of the Board,
President and Chief Executive Officer

Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 17, 2011
Christopher J. Murphy III	President and Chief Executive Officer

/s/ WELLINGTON D. JONES III	Executive Vice President	February 17, 2011
Wellington D. Jones III	and Director

/s/ LARRY E. LENTYCH	Treasurer, Chief Financial Officer	February 17, 2011
Larry E. Lentych	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 17, 2011
John B. Griffith	and General Counsel

/s/ DANIEL B. FITZPATRICK	Director	February 17, 2011
Daniel B. Fitzpatrick

/s/ TERRY L. GERBER	Director	February 17, 2011
Terry L. Gerber

/s/ LAWRENCE E. HILER	Director	February 17, 2011
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON	Director	February 17, 2011
William P. Johnson

/s/ CRAIG A. KAPSON	Director	February 17, 2011
Craig A. Kapson

/s/ REX MARTIN	Director	February 17, 2011
Rex Martin

/s/ DANE A. MILLER	Director	February 17, 2011
Dane A. Miller

/s/ TIMOTHY K. OZARK	Director	February 17, 2011
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 17, 2011
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 17, 2011
Mark D. Schwabero