Form 10-Q
period 2011-03-31
1ST SOURCE CORP
filed 2011-04-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Number of shares of common stock outstanding as of April 15, 2011 – 24,303,656 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$57,271	$62,313
Federal funds sold and
interest bearing deposits with other banks	81,661	34,559
Investment securities available-for-sale
(amortized cost of $927,522 and $952,101
at March 31, 2011 and December 31, 2010, respectively)	942,221	969,018
Other investments	20,503	21,343
Trading account securities	146	138
Mortgages held for sale	5,467	32,599
Loans and leases - net of unearned discount
Commercial and agricultural loans	547,381	530,228
Auto, light truck and environmental equipment	416,957	396,500
Medium and heavy duty truck	156,022	162,824
Aircraft financing	601,480	614,357
Construction equipment financing	271,490	285,634
Commercial real estate	578,648	594,729
Residential real estate	386,290	390,951
Consumer loans	93,450	95,400
Total loans and leases	3,051,718	3,070,623
Reserve for loan and lease losses	(86,160)	(86,874)
Net loans and leases	2,965,558	2,983,749
Equipment owned under operating leases, net	81,304	78,138
Net premises and equipment	36,024	33,881
Goodwill and intangible assets	88,650	88,955
Accrued income and other assets	133,571	140,588
Total assets	4,412,376	4,445,281

LIABILITIES
Deposits:
Noninterest bearing	$513,315	$524,564
Interest bearing	3,095,692	3,098,181
Total deposits	3,609,007	3,622,745
Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	112,914	136,028
Other short-term borrowings	19,239	19,961
Total short-term borrowings	132,153	155,989
Long-term debt and mandatorily redeemable securities	26,717	24,816
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	64,340	65,656
Total liabilities	3,921,909	3,958,898

SHAREHOLDERS' EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at March 31, 2011
and December 31, 2010	346,535	350,282
Retained earnings	164,455	157,875
Cost of common stock in treasury (1,339,860 shares at March 31, 2011 and
1,470,696 shares at December 31, 2010)	(29,655)	(32,284)
Accumulated other comprehensive income	9,132	10,510
Total shareholders' equity	490,467	486,383
Total liabilities and shareholders' equity	$4,412,376	$4,445,281

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans and leases	$41,299	$42,270
Investment securities, taxable	4,482	5,401
Investment securities, tax-exempt	1,186	1,467
Other	243	274
Total interest income	47,210	49,412

Interest expense:
Deposits	8,355	12,405
Short-term borrowings	89	188
Subordinated notes	1,647	1,647
Long-term debt and mandatorily redeemable securities	259	270
Total interest expense	10,350	14,510

Net interest income	36,860	34,902
Provision for loan and lease losses	2,198	4,388
Net interest income after provision for
loan and lease losses	34,662	30,514

Noninterest income:
Trust fees	3,992	3,745
Service charges on deposit accounts	4,236	4,620
Mortgage banking income	444	777
Insurance commissions	1,142	1,465
Equipment rental income	6,038	6,745
Other income	2,971	2,689
Investment securities and other investment gains	130	881
Total noninterest income	18,953	20,922

Noninterest expense:
Salaries and employee benefits	18,638	18,810
Net occupancy expense	2,320	2,487
Furniture and equipment expense	3,349	2,800
Depreciation - leased equipment	4,805	5,364
Professional fees	1,096	1,514
Supplies and communication	1,394	1,369
FDIC and other insurance	1,676	1,674
Business development and marketing expense	622	567
Loan and lease collection and repossession expense	1,324	1,106
Other expense	3,252	1,419
Total noninterest expense	38,476	37,110

Income before income taxes	15,139	14,326
Income tax expense	4,531	4,647

Net income	10,608	9,679
Preferred stock dividends and discount accretion	-	(1,711)
Net income available to common shareholders	$10,608	$7,968

Per common share
Basic net income per common share	$0.43	$0.33
Diluted net income per common share	$0.43	$0.33
Dividends	$0.16	$0.15
Basic weighted average common shares outstanding	24,271,366	24,210,242
Diluted weighted average common shares outstanding	24,279,517	24,215,506

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2010	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive Income, net of tax:
Net Income	9,679	-	-	9,679	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	1,578	-	-	-	-	1,578
Reclassification adjustment for gains
included in net income, net of tax	(174)	-	-	-	-	(174)
Total Comprehensive Income	11,083	-	-	-	-	-
Issuance of 182,934 common shares
under stock based compensation awards,
including related tax effects	2,778	-	-	632	2,146	-
Cost of 7,269 shares of common
stock acquired for treasury	(114)	-	-	-	(114)	-
Preferred stock discount accretion	-	324	-	(324)	-	-
Preferred stock dividend (paid and/or accrued)	(1,387)	-	-	(1,387)	-	-
Common stock dividend ($0.15 per share)	(3,626)	-	-	(3,626)	-	-
Stock based compensation	3	-	3	-	-	-
Balance at March 31, 2010	$579,057	$105,254	$350,272	$147,381	$(30,348)	$6,498

Balance at January 1, 2011	$486,383	$-	$350,282	$157,875	$(32,284)	$10,510
Comprehensive Income, net of tax:
Net Income	10,608	-	-	10,608	-	-
Change in unrealized appreciation
of available-for-sale securities, net of tax	(1,250)	-	-	-	-	(1,250)
Reclassification adjustment for gains
included in net income, net of tax	(128)	-	-	-	-	(128)
Total Comprehensive Income	9,230	-	-	-	-	-
Issuance of 139,736 common shares
under stock based compensation awards,
including related tax effects	2,666	-	-	(126)	2,792	-
Cost of 8,900 shares of common
stock acquired for treasury	(163)	-	-	-	(163)	-
Repurchase of common stock warrant	(3,750)	-	(3,750)	-	-	-
Common stock dividend ($0.16 per share)	(3,902)	-	-	(3,902)	-	-
Stock based compensation	3	-	3	-	-	-
Balance at March 31, 2011	$490,467	$-	$346,535	$164,455	$(29,655)	$9,132

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)
	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$10,608	$9,679
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Provision for loan and lease losses	2,198	4,388
Depreciation of premises and equipment	873	1,182
Depreciation of equipment owned and leased to others	4,805	5,364
Amortization of investment security premiums
and accretion of discounts, net	485	668
Amortization of mortgage servicing rights	734	761
Mortgage servicing asset impairment (recovery)	5	(1)
Deferred income taxes	(297)	948
Investment securities and other investment gains	(130)	(881)
Originations/purchases of loans held for sale, net of principal collected	(25,343)	(50,208)
Proceeds from the sales of loans held for sale	52,560	54,303
Net gain on sale of loans held for sale	(85)	(512)
Change in trading account securities	(8)	(5)
Change in interest receivable	(116)	75
Change in interest payable	1,905	1,110
Change in other assets	6,701	(1,337)
Change in other liabilities	(2,083)	8,573
Other	1,696	15
Net change in operating activities	54,508	34,122

Investing activities:
Proceeds from sales of investment securities	66,989	71,579
Proceeds from maturities of investment securities	67,756	123,734
Purchases of investment securities	(110,522)	(180,063)
Net change in other investments	840	1,403
Loans sold or participated to others	4,010	4,586
Net change in loans and leases	11,983	(22,348)
Net change in equipment owned under operating leases	(7,971)	(586)
Purchases of premises and equipment	(3,047)	(857)
Net change in investing activities	30,038	(2,552)

Financing activities:
Net change in demand deposits, NOW
accounts and savings accounts	(33,730)	(69,419)
Net change in certificates of deposit	19,992	(43,915)
Net change in short-term borrowings	(23,836)	(8,964)
Proceeds from issuance of long-term debt	417	5,303
Payments on long-term debt	(114)	(139)
Net proceeds from issuance of treasury stock	2,666	2,778
Acquisition of treasury stock	(163)	(114)
Repurchase of common stock warrant	(3,750)	-
Cash dividends paid on preferred stock	-	(1,387)
Cash dividends paid on common stock	(3,968)	(3,690)
Net change in financing activities	(42,486)	(119,547)

Net change in cash and cash equivalents	42,060	(87,977)

Cash and cash equivalents, beginning of year	96,872	210,102

Cash and cash equivalents, end of period	$138,932	$122,125

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$3,931	$4,242
Common stock matching contribution to KSOP plan	2,420	2,545

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.              Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in shareholders’ equity, and cash flows for the periods presented.  These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.  The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2010 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Cash Flow – For purposes of the consolidated statements of cash flow, we consider cash and due from banks, federal funds sold and interest bearing deposits with other banks with original maturities of three months or less as cash and cash equivalents.

Note 2.              Recent Accounting Pronouncements

Receivables:  In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  We are assessing the impact of ASU 2011-02 on our financial condition, results of operations, and disclosures.

Business Combinations: In December 2010, the FASB issued ASU No. 2010-29 "Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations."  If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands the supplementary pro forma disclosures.  ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  ASU 2010-29 will only affect us if there are future business combinations.

Intangibles - Goodwill and Other:  In December 2010, the FASB issued ASU No. 2010-28 "Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts."  ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  ASU 2010-28 was effective for fiscal years and interim periods within those years, beginning after December 15, 2010.  ASU 2010-28 did not have an impact on our financial condition, results of operations, or disclosures.

Note 3.              Investment Securities

Investment securities available-for-sale were as follows:

(Dollars in thousands)	Amortized	Gross	Gross
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011
U.S. Treasury and Federal agencies securities	$434,510	$4,461	$(1,328)	$437,643
U.S. States and political subdivisions securities	120,814	4,153	(1,103)	123,864
Mortgage-backed securities – Federal agencies	327,458	6,741	(441)	333,758
Corporate debt securities	35,677	167	(249)	35,595
Foreign government and other securities	6,717	23	(51)	6,689
Total debt securities	925,176	15,545	(3,172)	937,549
Marketable equity securities	2,346	2,329	(3)	4,672
Total investment securities available-for-sale	$927,522	$17,874	$(3,175)	$942,221

December 31, 2010
U.S. Treasury and Federal agencies securities	$442,612	$5,546	$(849)	$447,309
U.S. States and political subdivisions securities	147,679	4,381	(1,753)	150,307
Mortgage-backed securities – Federal agencies	309,046	7,854	(232)	316,668
Corporate debt securities	45,778	182	(345)	45,615
Foreign government and other securities	5,732	18	(34)	5,716
Total debt securities	950,847	17,981	(3,213)	965,615
Marketable equity securities	1,254	2,152	(3)	3,403
Total investment securities available-for-sale	$952,101	$20,133	$(3,216)	$969,018

At March 31, 2011, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at March 31, 2011 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$40,341	$40,737
Due after one year through five years	437,823	442,361
Due after five years through ten years	108,324	110,481
Due after ten years	11,230	10,212
Mortgage-backed securities	327,458	333,758
Total debt securities available-for-sale	$925,176	$937,549

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  The gross gains and losses in the first three months of 2011 primarily reflect the sale of municipal, FHLB and FFCB debt securities.  The sale of municipal securities was to reduce credit risk exposure in certain states.  The action to sell agency securities was to improve future yield. There was no impact to other than temporary impairment (OTTI) as a result of the first quarter 2011 sales. The gross gains and losses in the first three months of 2010 reflect the disposition of FNMA and FHLMC debt securities.  There were no OTTI write-downs in 2011.

(Dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Gross realized gains	$445	$292
Gross realized losses	(238)	(12)
Net realized gains (losses)	$207	$280

There were net gains of $8 thousand for the three months ended March 31, 2011 and net gains of $5 thousand recorded for the three months ended March 31, 2010 on $0.15 million in trading securities outstanding at March 31, 2011 and $0.14 million at December 31, 2010.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U.S. Treasury and Federal agencies securities	$156,626	$(1,328)	$-	$-	$156,626	$(1,328)
U.S. States and political subdivisions securities	7,447	(132)	9,591	(971)	17,038	(1,103)
Mortgage-backed securities - Federal agencies	36,872	(408)	4,450	(33)	41,322	(441)
Corporate debt securities	26,398	(249)	-	-	26,398	(249)
Foreign government and other securities	2,962	(51)	-	-	2,962	(51)
Total debt securities	230,305	(2,168)	14,041	(1,004)	244,346	(3,172)
Marketable equity securities	-	-	5	(3)	5	(3)
Total investment securities available-for-sale	$230,305	$(2,168)	$14,046	$(1,007)	$244,351	$(3,175)

December 31, 2010
U.S. Treasury and Federal agencies securities	$158,497	$(849)	$-	$-	$158,497	$(849)
U.S. States and political subdivisions securities	9,226	(246)	9,055	(1,507)	18,281	(1,753)
Mortgage-backed securities - Federal agencies	23,351	(213)	4,887	(19)	28,238	(232)
Corporate debt securities	26,407	(345)	-	-	26,407	(345)
Foreign government and other securities	3,015	(34)	-	-	3,015	(34)
Total debt securities	220,496	(1,687)	13,942	(1,526)	234,438	(3,213)
Marketable equity securities	-	-	5	(3)	5	(3)
Total investment securities available-for-sale	$220,496	$(1,687)	$13,947	$(1,529)	$234,443	$(3,216)

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

At March 31, 2011, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.

We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2011, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At March 31, 2011 and December 31, 2010, investment securities with carrying values of $256.64 million and $299.88 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note 4.              Loan and Lease Financings

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

The table below presents the credit quality category of the recorded investment in loans and leases, segregated by class.

(Dollars in thousands)	Grade:
	1-6	7-12	Total
March 31, 2011
Commercial and agricultural loans	$504,137	$43,244	$547,381
Auto, light truck,
and environmental equipment	412,155	4,802	416,957
Medium and heavy duty truck	135,750	20,272	156,022
Aircraft financing	546,740	54,740	601,480
Construction equipment financing	240,214	31,276	271,490
Commercial real estate	518,801	59,847	578,648
Total	$2,357,797	$214,181	$2,571,978

December 31, 2010
Commercial and agricultural loans	$483,603	$46,625	$530,228
Auto, light truck,
and environmental equipment	389,774	6,726	396,500
Medium and heavy duty truck	143,431	19,393	162,824
Aircraft financing	555,106	59,251	614,357
Construction equipment financing	246,644	38,990	285,634
Commercial real estate	532,581	62,148	594,729
Total	$2,351,139	$233,133	$2,584,272

The table below presents the recorded investment in residential real estate and consumer loans by performing or non-performing status.  Non-performing loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)
	Performing	Nonperforming	Total
March 31, 2011
Residential real estate	$380,796	$5,494	$386,290
Consumer	92,882	568	93,450
Total	$473,678	$6,062	$479,740

December 31, 2010
Residential real estate	$385,729	$5,222	$390,951
Consumer	94,973	427	95,400
Total	$480,702	$5,649	$486,351

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.
								Recorded
			90 Days				Total	Investment
(Dollars in thousands)	30-59 Days	60-89 Days	or More	Total Past			Financing	> 90 Days
	Past Due	Past Due	Past Due	Due	Nonaccrual	Current	Receivables	and Accruing
March 31, 2011
Commercial and agricultural loans	$498	$202	$-	$700	$7,987	$538,694	$547,381	$-
Auto, light truck and
environmental equipment	726	216	-	942	2,825	413,190	416,957	-
Medium and heavy duty truck	51	-	-	51	4,662	151,309	156,022	-
Aircraft financing	5,297	713	-	6,010	15,945	579,525	601,480	-
Construction equipment financing	3,463	29	-	3,492	8,077	259,921	271,490	-
Commercial real estate	328	943	-	1,271	28,995	548,382	578,648	-
Residential real estate	2,477	595	434	3,506	5,060	377,724	386,290	434
Consumer	859	341	81	1,281	487	91,682	93,450	81
Total	$13,699	$3,039	$515	$17,253	$74,038	$2,960,427	$3,051,718	$515

December 31, 2010
Commercial and agricultural loans	$760	$22	$-	$782	$8,083	$521,363	$530,228	$-
Auto, light truck and
environmental equipment	528	715	-	1,243	3,332	391,925	396,500	-
Medium and heavy duty truck	33	-	-	33	5,068	157,723	162,824	-
Aircraft financing	16,097	188	-	16,285	17,898	580,174	614,357	-
Construction equipment financing	1,254	601	-	1,855	8,575	275,204	285,634	-
Commercial real estate	759	94	-	853	26,622	567,254	594,729	-
Residential real estate	3,781	580	264	4,625	4,958	381,368	390,951	264
Consumer	1,152	531	98	1,781	329	93,290	95,400	98
Total	$24,364	$2,731	$362	$27,457	$74,865	$2,968,301	$3,070,623	$362

As of March 31, 2011 and December 31, 2010, we had $7.36 million and $7.31 million, respectively of performing loans classified as troubled debt restructuring.

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

The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  For purposes of determining the reserve, we have segmented our loans and leases into classes based on the associated risks within these segments.  We have determined that eight classes exist within our loan and lease portfolio.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans and leases (classified loans and leases and internal watch list credits) without specific reserves, formula reserves for each business lending division portfolio, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2011 and 2010 are shown below.

	Commercial	Auto, light	Medium
	and	truck and	and		Construction
(Dollars in thousands)	agricultural	environmental	heavy duty	Aircraft	equipment	Commercial	Residential	Consumer
	loans	equipment	truck	financing	financing	real estate	real estate	loans	Total
March 31, 2011
Reserve for loan and lease losses
Balance, beginning of period	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	422	68	-	1,098	585	1,231	34	595	4,033
Recoveries	124	45	1	674	35	105	3	134	1,121
Net charge-offs (recoveries)	298	23	(1)	424	550	1,126	31	461	2,912
Provision (recovery of provision)	(3,941)	405	(704)	1,516	(1,091)	5,484	55	474	2,198
Balance, end of period	$16,305	$7,924	$5,065	$30,903	$6,798	$15,535	$2,542	$1,088	$86,160
Ending balance: individually
evaluated for impairment	$4,025	$308	$171	$2,174	$47	$1,348	$-	$-	$8,073
Ending balance: collectively
evaluated for impairment	$12,280	$7,616	$4,894	$28,729	$6,751	$14,187	$2,542	$1,088	$78,087

Financing receivables:
Ending balance	$547,381	$416,957	$156,022	$601,480	$271,490	$578,648	$386,290	$93,450	$3,051,718
Ending balance: individually
evaluated for impairment	$12,769	$1,993	$4,692	$16,462	$8,065	$31,489	$-	$-	$75,470
Ending balance: collectively
evaluated for impairment	$534,612	$414,964	$151,330	$585,018	$263,425	$547,159	$386,290	$93,450	$2,976,248

March 31, 2010
Reserve for loan and lease losses
Balance, beginning of period	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Charge-offs	348	472	601	2,567	509	340	165	377	5,379
Recoveries	245	34	39	72	42	-	1	149	582
Net charge-offs (recoveries)	103	438	562	2,495	467	340	164	228	4,797
Provision (recovery of provision)	(2,798)	(28)	1,745	(615)	982	4,649	1,834	(1,381)	4,388
Balance, end of period	$21,116	$9,164	$7,369	$21,697	$9,390	$14,762	$2,550	$1,779	$87,827
Ending balance: individually
evaluated for impairment	$1,357	$543	$2,134	$75	$1,731	$4,232	$-	$-	$10,072
Ending balance: collectively
evaluated for impairment	$19,759	$8,621	$5,235	$21,622	$7,659	$10,530	$2,550	$1,779	$77,755

Financing receivables:
Ending balance	$546,826	$364,445	$200,228	$608,643	$303,866	$584,756	$392,911	$104,440	$3,106,115
Ending balance: individually
evaluated for impairment	$8,274	$3,935	$15,310	$2,786	$11,617	$31,699	$-	$-	$73,621
Ending balance: collectively
evaluated for impairment	$538,552	$360,510	$184,918	$605,857	$292,249	$553,057	$392,911	$104,440	$3,032,494

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid		Average
(Dollars in thousands)	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
March 31, 2011
With no related allowance recorded:
Commercial and agricultural loans	$4,737	$4,737	$-	$5,010
Auto, light truck and environmental equipment	1,099	1,099	-	1,378
Medium and heavy duty truck	1,596	1,596	-	1,657
Aircraft financing	5,743	5,743	-	7,506
Construction equipment financing	7,251	7,250	-	7,558
Commercial real estate	22,437	22,437	-	22,354
Total with no related allowance recorded	42,863	42,862	-	45,463
With an allowance recorded:
Commercial and agricultural loans	8,032	8,031	4,025	7,960
Auto, light truck and environmental equipment	894	894	308	859
Medium and heavy duty truck	3,096	3,096	171	3,153
Aircraft financing	10,719	10,718	2,174	8,771
Construction equipment financing	814	814	47	753
Commercial real estate	9,052	9,057	1,348	7,509
Total with an allowance recorded	32,607	32,610	8,073	29,005
Total:
Commercial and agricultural loans	12,769	12,768	4,025	12,970
Auto, light truck and environmental equipment	1,993	1,993	308	2,237
Medium and heavy duty truck	4,692	4,692	171	4,810
Aircraft financing	16,462	16,461	2,174	16,277
Construction equipment financing	8,065	8,064	47	8,311
Commercial real estate	31,489	31,494	1,348	29,863
Total impaired loans	$75,470	$75,472	$8,073	$74,468

December 31, 2010
With no related allowance recorded:
Commercial and agricultural loans	$4,930	$4,930	$-	$4,848
Auto, light truck and environmental equipment	1,596	1,597	-	1,632
Medium and heavy duty truck	1,748	1,748	-	2,922
Aircraft financing	4,509	4,509	-	3,315
Construction equipment financing	5,534	5,535	-	5,107
Commercial real estate	21,071	21,071	-	20,301
Total with no related allowance recorded	39,388	39,390	-	38,125
With an allowance recorded:
Commercial and agricultural loans	8,282	8,281	4,190	11,210
Auto, light truck and environmental equipment	1,136	1,136	377	1,714
Medium and heavy duty truck	3,347	3,347	1,049	5,591
Aircraft financing	13,913	13,913	2,050	8,626
Construction equipment financing	3,374	3,379	648	5,485
Commercial real estate	8,625	8,630	893	9,489
Total with an allowance recorded	38,677	38,686	9,207	42,115
Total:
Commercial and agricultural loans	13,212	13,211	4,190	16,058
Auto, light truck and environmental equipment	2,732	2,733	377	3,346
Medium and heavy duty truck	5,095	5,095	1,049	8,513
Aircraft financing	18,422	18,422	2,050	11,941
Construction equipment financing	8,908	8,914	648	10,592
Commercial real estate	29,696	29,701	893	29,790
Total impaired loans	$78,065	$78,076	$9,207	$80,240

(Dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Commercial and agricultural loans	$116	$25
Auto, light truck and environmental equipment	1	-
Medium and heavy duty truck	1	2
Aircraft financing	9	-
Construction equipment financing	9	88
Commercial real estate	65	24
Total impaired loans	$201	$139

Note 6.              Mortgage Servicing Assets

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended
(Dollars in thousands)	March 31,
	2011	2010
Mortgage servicing assets:
Balance at beginning of period	$7,556	$8,749
Additions	146	571
Amortization	(734)	(761)
Sales	-	(443)
Carrying value before valuation allowance at end of period	6,968	8,116
Valuation allowance:
Balance at beginning of period	-	(1)
Impairment (charges) recoveries	(5)	1
Balance at end of period	$(5)	$-
Net carrying value of mortgage servicing assets at end of period	$6,963	$8,116
Fair value of mortgage servicing assets at end of period	$10,194	$10,575

During the three months ended March 31, 2011 and 2010, management determined that it was not necessary to permanently write-down any previously established valuation allowance.  At March 31, 2011, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $3.23 million.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights follow:

	March 31,
	2011	2010
Expected weighted-average life (in years)	3.46	3.55
Weighted-average constant prepayment rate (CPR)	18.00%	17.64%
Weighted-average discount rate	9.56%	8.48%

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.02 million for both the three months ended March 31, 2011 and 2010.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

Note 7.              Financial Instruments with Off-Balance-Sheet Risk and Derivative Transactions

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

At March 31, 2011 and December 31, 2010, the amounts of non-hedging derivative financial instruments are shown in the chart below:

(Dollars in thousands)		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
	amount	location	value	location	value

March 31, 2011
Interest rate swap contracts	$436,745	Other assets	$12,391	Other liabilities	$12,781
Loan commitments	13,263	Mortgages held for sale	71	N/A	-
Forward contracts	9,500	N/A	-	Mortgages held for sale	42

Total	$459,508		$12,462		$12,823

December 31, 2010
Interest rate swap contracts	$446,224	Other assets	$14,959	Other liabilities	$15,384
Loan commitments	28,666	Mortgages held for sale	30	N/A	-
Forward contracts	40,320	Mortgages held for sale	451	N/A	-

Total	$515,210		$15,440		$15,384

For the three months ended March 31, 2011 and 2010, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended
	Statement of	March 31,
(Dollars in thousands)	Income location	2011	2010

Interest rate swap contracts	Other expense	$2	$(35)
Interest rate swap contracts	Other income	27	77
Loan commitments	Mortgage banking income	41	107
Forward contracts	Mortgage banking income	(493)	(325)
Total		$(423)	$(176)

We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $17.80 million and $17.84 million at March 31, 2011 and December 31, 2010, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

Note 8.              Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 33,000 and 49,763 were considered antidilutive as of March 31, 2011 and 2010.  Stock warrants of 837,947 were considered antidilutive as of March 31, 2010.  No stock warrants were outstanding as of March 31, 2011.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010.

	Three Months Ended
(Dollars in thousands - except per share amounts)	March 31,
	2011	2010
Distributed earnings allocated to common stock	$3,888	$3,616
Undistributed earnings allocated to common stock	6,612	4,278
Net earnings allocated to common stock	10,500	7,894
Net earnings allocated to participating securities	108	74
Net income allocated to common stock and participating securities	$10,608	$7,968

Weighted average shares outstanding for basic earnings per common share	24,271,366	24,210,242
Dilutive effect of stock compensation	8,151	5,264
Weighted average shares outstanding for diluted earnings per common share	24,279,517	24,215,506

Basic earnings per common share	$0.43	$0.33
Diluted earnings per common share	$0.43	$0.33

Note 9.              Stock-Based Compensation

As of March 31, 2011, we had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2010.  These plans include the 2001 Stock Option Plan, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.

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

The stock-based compensation expense recognized in the condensed consolidated statement of income for the three months ended March 31, 2011 and 2010 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the first quarter of 2011 (March 31, 2011) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $3 thousand, net of tax, for both the three months ended March 31, 2011 and 2010.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000's)

Options outstanding, beginning of year	62,508	$17.18
Granted	-	-
Exercised	-	-
Forfeited	(7,508)	17.31
Options outstanding, March 31, 2011	55,000	$17.16	1.01	$181

Vested and expected to vest at March 31, 2011	55,000	$17.16	1.01	$181
Exercisable at March 31, 2011	52,250	$17.43	0.95	$159

No options were granted during the three months ended March 31, 2011.

As of March 31, 2011, there was $5.00 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.72 years.

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	22,000	2.06	$12.04	19,250	$12.04
$18.00 to $26.99	33,000	0.31	20.58	33,000	20.58

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 10.            Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.04 million at March 31, 2011 and $1.52 million at December 31, 2010.  Interest and penalties were recognized through the income tax provision.  For the three months ending March 31, 2011 and the twelve months ending December 31, 2010, we recognized approximately $(0.12) million and $0.05 million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.48 million and $0.60 million were accrued at March 31, 2011 and December 31, 2010, respectively.

Tax years that remain open and subject to audit include the federal 2007-2010 years and the Indiana 2007-2010 years.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million. We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 11.            Fair Value Measurements

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

Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:

■	Level 1 – The valuation is based on quoted prices in active markets for identical instruments.

■
Level 2 – The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

■
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

We elected fair value accounting for mortgages held for sale.  We believe the election for mortgages held for sale (which are hedged with free-standing derivatives [economic hedges]) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At March 31, 2011 and December 31, 2010, all mortgages held for sale are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on March 31, 2011:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$5,467	$5,307	$160	(1)
Nonaccrual loans	-	-	-
Loans 90 days or more past due and still accruing	-	-	-

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

Financial Instruments on Recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment securities available for sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

■	U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

■
Government-sponsored agency debt securities and corporate bonds are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

■
Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMOs, are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

■	Other inactive government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.

■
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

■	Marketable equity (common) securities are primarily priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

Trading account securities are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

Mortgages held for sale and the related loan commitments and forward contracts (hedges) are valued using a market value approach and utilizing an appropriate current market yield and a loan commitment closing rate based on historical analysis.

Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters.  This valuation process considers various factors including interest rate yield curves, time value and volatility factors.  Management believes an adjustment is required to “mid-market” valuations for derivatives tied to its performing loan portfolio to recognize the imprecision and related exposure inherent in the process of estimating credit losses as well as velocity of deterioration evident with systemic risks imbedded in these portfolios.

The table below presents the balance of assets and liabilities at March 31, 2011, measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,159	$417,484	$-	$437,643
U.S. States and political subdivisions securities	-	107,326	16,538	123,864
Mortgage-backed securities – Federal agencies	-	333,758	-	333,758
Corporate debt securities	-	35,595	-	35,595
Foreign government and other securities	-	6,014	675	6,689
Total debt securities	20,159	900,177	17,213	937,549
Marketable equity securities	4,672	-	-	4,672
Total investment securities available-for-sale	24,831	900,177	17,213	942,221
Trading account securities	146	-	-	146
Mortgages held for sale	-	5,467	-	5,467
Accrued income and other assets (Interest rate swap agreements)	-	12,391	-	12,391
Total	$24,977	$918,035	$17,213	$960,225

Liabilities
Accrued expenses and other liabilities (Interest rate swap agreements)	$-	$12,781	$-	$12,781
Total	$-	$12,781	$-	$12,781

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2011 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Corporate debt securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2011	$16,306	$9,992	$675	$26,973
Total gains or losses (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	577	-	-	577
Purchases	350	-	-	350
Issuances	-	-	-	-
Settlements	-	-	-	-
Maturities	(695)	(9,992)	-	(10,687)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Ending balance March 31, 2011	$16,538	$-	$675	$17,213

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2011.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2011:  impaired loans - $0.50 million; partnership investments – $(0.12) million; mortgage servicing rights - $0.00 million; repossessions - $0.18 million, and other real estate - $0.08 million.

The table below presents the carrying value of assets at March 31, 2011, measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Loans	$-	$-	$75,472	$75,472
Accrued income and other assets (partnership investments)	-	-	2,006	2,006
Accrued income and other assets (mortgage servicing rights)	-	-	6,963	6,963
Accrued income and other assets (repossessions)	-	-	5,482	5,482
Accrued income and other assets (other real estate)	-	-	8,013	8,013
	$-	$-	$97,936	$97,936

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of March 31, 2011, and December 31, 2010, are summarized in the table below.

	March 31, 2011		December 31, 2010
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$57,271	$57,271	$62,313	$62,313
Federal funds sold and interest bearing deposits with other banks	81,661	81,661	34,559	34,559
Investment securities, available-for-sale	942,221	942,221	969,018	969,018
Other investments and trading account securities	20,649	20,649	21,481	21,481
Mortgages held for sale	5,467	5,467	32,599	32,599
Loans and leases, net of reserve for loan and lease losses	2,965,558	3,076,930	2,983,749	3,040,895
Cash surrender value of life insurance policies	53,599	53,599	54,182	54,182
Mortgage servicing rights	6,963	10,194	7,556	8,785
Interest rate swaps	12,391	12,391	14,959	14,959
Liabilities:
Deposits	$3,609,007	$3,636,660	$3,622,745	$3,654,067
Short-term borrowings	132,153	132,153	155,989	155,989
Long-term debt and mandatorily redeemable securities	26,717	26,955	24,816	25,072
Subordinated notes	89,692	87,951	89,692	79,811
Interest rate swaps	12,781	12,781	15,384	15,384
Off-balance-sheet instruments *	-	146	-	134
* Represents estimated cash outflows required to currently settle the obligations at current market rates.

The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and due from banks, federal funds sold and interest bearing deposits with other banks, and cash surrender value of life insurance policies.  The methodologies for other financial assets and financial liabilities are discussed below:

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.”  Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and similar expressions indicate forward-looking statements.  Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties.  We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We may make other written or oral forward-looking statements from time to time.  Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements.  Such factors include, but are not limited to, changes in law, regulations or U.S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2010, which filings are available from the SEC.  We undertake no obligation to publicly update or revise any forward-looking statements.

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2011, as compared to December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2010 Annual Report.

FINANCIAL CONDITION

Our total assets at March 31, 2011, were $4.41 billion, a decrease of $32.91 million or 0.74% from December 31, 2010.  Total loans and leases were $3.05 billion, a decrease of $18.91 million or 0.62% from December 31, 2010.  Fed funds sold and interest bearing deposits with other banks were $81.66 million, an increase of $47.10 million or 136.29% from December 31, 2010.  Total investment securities, available for sale were $942.22 million which represented a decrease of $26.80 million or 2.77% and total deposits were $3.61 billion, a decrease of $13.74 million or 0.38% over the comparable figures at the end of 2010.

Nonperforming assets at March 31, 2011, were $88.35 million, which was a decrease of $0.36 million or 0.41% from the $88.71 million reported at December 31, 2010.  At March 31, 2011 and December 31, 2010, nonperforming assets were 2.81% of net loans and leases.

Accrued income and other assets were as follows:

(Dollars in thousands)	March 31,	December 31,
	2011	2010
Accrued income and other assets:
Bank owned life insurance cash surrender value	$53,599	$54,182
Accrued interest receivable	14,334	14,218
Mortgage servicing assets	6,963	7,556
Other real estate	6,813	6,392
Former bank premises held for sale	1,200	1,200
Repossessions	5,482	5,670
All other assets	45,180	51,370
Total accrued income and other assets	$133,571	$140,588

CAPITAL

As of March 31, 2011, total shareholders' equity was $490.47 million, up $4.08 million or 0.84% from the $486.38 million at December 31, 2010.  In addition to net income of $10.61 million, other significant changes in shareholders’ equity during the first three months of 2011 included $3.90 million of dividends paid and $3.75 million of a common stock warrant repurchased.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $9.13 million at March 31, 2011, compared to $10.51 million at December 31, 2010.  The decrease in accumulated other comprehensive income/(loss) during 2011 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 11.12% as of March 31, 2011, compared to 10.94% at December 31, 2010.  Book value per common share rose to $20.18 at March 31, 2011, from $20.12 at December 31, 2010.

We declared and paid dividends per common share of $0.16 during the first quarter of 2011.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 47.33%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Corporation’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2011, are presented in the table below:
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$522,933	15.68%	$266,750	8.00%	$333,438	10.00%
1st Source Bank	516,652	15.55	265,845	8.00	332,306	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	479,637	14.38	133,375	4.00	200,063	6.00
1st Source Bank	474,425	14.28	132,922	4.00	199,383	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	479,637	11.07	173,272	4.00	216,589	5.00
1st Source Bank	474,425	10.99	172,682	4.00	215,852	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of 1st Source Corporation, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank (FHLB) borrowings, Federal Reserve Bank (FRB) borrowings, and the capability to package loans for sale.

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at March 31, 2011 there were no amounts outstanding, management believes we could borrow approximately $255.00 million for a short time from these banks on a collective basis. As of March 31, 2011, the Bank had $15.93 million outstanding in FHLB advances and could borrow an additional $208.46 million. We also had $330.99 million available to borrow from the FRB with no amounts outstanding as of March 31, 2011.

Our loan to asset ratio was 69.16% at March 31, 2011 compared to 69.08% at December 31, 2010 and 69.88% at March 31, 2010.  Cash and cash equivalents totaled $57.27 million at March 31, 2011 compared to $62.31 million at December 31, 2010 and $53.52 million at March 31, 2010.  At March 31, 2011, the consolidated statement of financial condition was rate sensitive by $344.33 million more liabilities than assets scheduled to reprice within one year, or approximately 0.87%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

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

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2011 was $10.61 million, compared to $9.68 million for the same period in 2010.  Diluted net income per common share was $0.43 for the three month period ended March 31, 2011, compared to $0.33 for the same period in 2010.  Return on average common shareholders' equity was 8.73% for the three months ended March 31, 2011, compared to 6.82% in 2010.  The return on total average assets was 0.97% for the three months ended March 31, 2011, compared to 0.88% in 2010.

The increase in net income for the three months ended March 31, 2011, over the first three months of 2010, was primarily the result of a decrease in provision for loan and lease losses and an increase in net interest income.  This positive impact to net income was partially offset by an increase in noninterest expense and a decrease in noninterest income.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended March 31, 2011 was $37.57 million, an increase of 5.00% over the same period in 2010.  The net interest margin on a fully taxable equivalent basis was 3.71% for the three months ended March 31, 2011, compared to 3.50% for the three months ended March 31, 2010.

During the three month period ended March 31, 2011, average earning assets decreased $36.96 million or 0.89% over the comparable period in 2010.  Average interest-bearing liabilities decreased $48.06 million or 1.41% for the three month period ended March 31, 2011 over the comparable period one year ago.  The yield on average earning assets decreased 19 basis points to 4.73% for the first quarter of 2011 from 4.92% for the first quarter of 2010.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 48 basis points to 1.25% for the first quarter 2011 from 1.73% for the first quarter 2010.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was an increase of 21 basis points for the three month period ended March 31, 2011 from March 31, 2010.

The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was a reduction in yields on taxable investment securities of 84 basis points.  Total average investment securities increased $63.96 million or 7.17% for the three month period over one year ago.  Average mortgages held for sale decreased $3.42 million or 16.58% for the three month period ended March 31, 2011, over the comparable periods a year ago due to the elimination of our wholesale broker activity.  Average net loans and leases decreased $46.13 million or 1.49% for the first quarter of 2011 from the first quarter of 2010.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $51.37 million or 38.82% for the three month period ended March 31, 2011, over the comparable period a year ago.

Average interest-bearing deposits decreased $41.49 million or 1.33%, for the first quarter of 2011 over the same period in 2010.  The effective rate paid on average interest-bearing deposits decreased 51 basis points to 1.10% for the first quarter 2011 compared to 1.61% for the first quarter 2010.  The decline in the average cost of interest-bearing deposits during the first quarter of 2011 as compared to the first quarter of 2010 was primarily the result of interest rate re-pricing on maturing certificates of deposit.

Average short-term borrowings decreased $11.92 million or 7.42% for the first quarter of 2011, compared to the same period in 2010.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements and lower secured borrowings.  Interest paid on short-term borrowings decreased 23 basis points for the first quarter of 2011 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $5.36 million or 26.69% during the first quarter of 2011 as compared to the first quarter of 2010.  The increase in long-term borrowings was the result of higher borrowings with the Federal Home Loan Bank offset by lower borrowings on a line of credit.  Interest paid on long-term borrowings decreased 133 basis points for the first quarter due to lower effective rates on new Federal Home Loan Bank borrowings.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)
	Three months ended March 31,
	2011			2010

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$815,564	$4,482	2.23%	$712,824	$5,401	3.07%
Tax exempt	141,004	1,734	4.99%	179,782	2,145	4.84%
Mortgages - held for sale	17,213	179	4.22%	20,634	273	5.37%
Net loans and leases	3,054,013	41,278	5.48%	3,100,144	42,194	5.52%
Other investments	80,949	243	1.22%	132,323	274	0.84%

Total Earning Assets	4,108,743	47,916	4.73%	4,145,707	50,287	4.92%

Cash and due from banks	58,710			57,891
Reserve for loan and lease losses	(88,263)			(89,223)
Other assets	340,974			371,019

Total	$4,420,164			$4,485,394

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits	$3,084,779	$8,355	1.10%	$3,126,268	$12,405	1.61%
Short-term borrowings	148,729	89	0.24%	160,652	188	0.47%
Subordinated notes	89,692	1,647	7.45%	89,692	1,647	7.45%
Long-term debt and
mandatorily redeemable securities	25,426	259	4.13%	20,070	270	5.46%

Total Interest-Bearing Liabilities	3,348,626	10,350	1.25%	3,396,682	14,510	1.73%

Noninterest-bearing deposits	515,236			447,861
Other liabilities	63,629			62,239
Shareholders' equity	492,673			578,612

Total	$4,420,164			$4,485,394

Net Interest Income		$37,566			$35,777

Net Yield on Earning Assets on a Taxable
Equivalent Basis			3.71%			3.50%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three month period ended March 31, 2011 was $2.20 million, compared to a provision for loan and lease losses in the three month period ended March 31, 2010 of $4.39 million.  Net charge-offs of $2.91 million were recorded for the first quarter 2011, compared to $4.80 million for the same quarter a year ago.

On March 31, 2011, 30 day and over loan and lease delinquencies were 0.56% as compared to 0.84% on March 31, 2010.  The decrease in delinquencies was primarily in construction equipment, auto, light truck and environmental equipment and commercial loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.82% as compared to 2.83% one year ago.  A summary of loan and lease loss experience during the three months ended March 31, 2011 and 2010 is located in Note 5 of the Consolidated Financial Statements.

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

NONPERFORMING ASSETS

Nonperforming assets were as follows:

(Dollars in thousands)
	March 31,	December 31,	March 31,
	2011	2010	2010

Loans and leases past due 90 days or more	$515	$361	$272
Nonaccrual loans and leases	74,038	74,853	78,094
Other real estate	6,813	6,392	5,205
Former bank premises held for sale	1,200	1,200	2,363
Repossessions	5,482	5,670	9,886
Equipment owned under operating leases	300	236	150

Total nonperforming assets	$88,348	$88,712	$95,970

Nonperforming assets as a percentage of total loans and leases were 2.81% at March 31, 2011 and December 31, 2010, and 2.98% at March 31, 2010.  Nonperforming assets totaled $88.35 million at March 31, 2011, a decrease of 0.41% from the $88.71 million reported at December 31, 2010, and a 7.94% decrease from the $95.97 million reported at March 31, 2010.  The decrease during the first three months of 2011 compared to the same period in 2010 was primarily related to decreases in nonaccrual loans and leases and repossessions as the economy slowly improves.

The decrease in nonaccrual loans and leases at March 31, 2011 from March 31, 2010 was spread among the various loan portfolios except for increases in aircraft.  The largest dollar decrease at March 31, 2011 from December 31, 2010 occurred in the aircraft portfolio, with notable decreases also occurring in the medium and heavy duty truck and construction equipment portfolios, and was offset by increases in commercial real estate loans.  A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2011 and December 31, 2010 is located in Note 4 of the Consolidated Financial Statements.

As of March 31, 2011, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $27.59 million which were comprised of $21.02 million secured by commercial real estate and included in loans secured by real estate and $6.57 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, whether local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values declined during 2009 and 2010, increasing the risk in aircraft secured transactions.

The increase over the past year in other real estate is due to foreclosing on real estate in the local market for which we have a current appraisal and is well secured.

Repossessions consisted mainly of aircraft at March 31, 2011.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions as of March 31, 2011 and 2010 is shown in the table below:

	March 31,
(Dollars in thousands)	2011	2010

Commercial and agricultural loans	$-	$146
Auto, light truck and environmental equipment	261	325
Medium and heavy duty truck	60	315
Aircraft financing	4,946	8,858
Construction equipment financing	200	195
Commercial real estate	6,083	4,475
Residential real estate	730	730
Consumer loans	15	47

Total	$12,295	$15,091

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $205.03 million and $201.03 million as of March 31, 2011 and December 31, 2010, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $145.09 million and $36.87 million as of March 31, 2011, respectively, compared to $134.34 million and $34.03 million as of December 31, 2010, respectively. Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended March 31, 2011 and 2010 was $18.95 million and $20.92 million, respectively.  Details of noninterest income follow:

(Dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Noninterest income:
Trust fees	$3,992	$3,745
Service charges on deposit accounts	4,236	4,620
Mortgage banking income	444	777
Insurance commissions	1,142	1,465
Equipment rental income	6,038	6,745
Other income	2,971	2,689
Investment securities and other investment gains	130	881

Total noninterest income	$18,953	$20,922

Noninterest income decreased in all categories for the first quarter 2011 as compared to the same period in 2010 except trust fees and other income.

Trust fees increased $0.25 million or 6.60% for the three month period ended March 31, 2011 over the three month period ended March 31, 2010.  The increase in trust fees was a result of an increase in market values of investment accounts.

Service charges on deposit accounts decreased $0.38 million or 8.31% for the three months ended March 31, 2011 over the comparable period one year ago.  The decline in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Mortgage banking income decreased $0.33 million or 42.86% in the first quarter of 2011 as compared to the first quarter of 2010.  The first quarter decrease was due to lower gains on loan sales.

Insurance commissions decreased $0.32 million or 22.05% in the three months ended March 31, 2011 over the same period a year ago.  The decrease was due to reduced contingent commissions, primarily as a result of a high level of claims activity in our books of business. We also experienced a loss of commercial business premiums in the Fort Wayne market due to declines in business relationships.

Equipment rental income declined $0.71 million or 10.48% in the first quarter of 2011 compared to the first quarter 2010.  The average equipment rental portfolio decreased 9.65% in 2011 over the same period in 2010 resulting in lower rental income.

Other income increased $0.28 million or 10.49% for the three month period ended March 31, 2011 as compared to the same period in 2010, mainly due to higher earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds.

The decrease in investment securities and other investments gains of $0.75 million or 85.24% in the three months ended March 31, 2011 was due to a loss on a venture capital investment and lower partnership investment gains in 2011 compared to the same period a year earlier.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended March 31, 2011 and 2010 was $38.48 million and $37.11 million, respectively.  Details of noninterest expense follow:

(Dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Noninterest expense:
Salaries and employee benefits	$18,638	$18,810
Net occupancy expense	2,320	2,487
Furniture and equipment expense	3,349	2,800
Depreciation - leased equipment	4,805	5,364
Professional fees	1,096	1,514
Supplies and communication	1,394	1,369
Business development and marketing expense	622	567
Intangible asset amortization	325	330
Loan and lease collection and repossession expense	1,324	1,106
FDIC and other insurance	1,676	1,674
Other expense	2,927	1,089

Total noninterest expense	$38,476	$37,110

During the first quarter 2011, furniture and equipment expense increased $0.55 million or 19.61% compared to the first quarter 2010.  The higher expense was mainly due to computer processing charges.

Depreciation on leased equipment decreased $0.56 million or 10.42% in conjunction with the decrease in equipment rental income for the three months ended March 31, 2011 as compared to the same period one year ago.

Professional fees decreased $0.42 million or 27.61% for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010.  The reduction in professional fees in 2011 was the result of lower consulting fees.

Loan and lease collection and repossession expense increased $0.22 million or 19.71% for the first quarter of 2011 as compared to the same period in 2010 mainly due to increased operating costs on other real estate owned and overall increased collection and repossession activity.

Other expenses increased $1.84 million or 168.78% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The increase was primarily due to a charge of $1.68 million for provision on unfunded loan commitments.

Salaries and employee benefits, net occupancy, supplies and communication, business development and marketing, intangible asset amortization, and FDIC and other insurance expense all changed slightly in 2011 over the same period in 2010.

INCOME TAXES

The provision for income taxes for the three month period ended March 31, 2011 was $4.53 million, compared to $4.65 million for the same period in 2010.  The effective tax rates were 29.93% and 32.44% for the first quarter ended March 31, 2011 and 2010, respectively.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2010.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses.  Our management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

We note that we received notice in April 2011 that the United States Department of Justice has initiated an investigation of 1st Source prompted by pricing practices of certain brokers from whom we purchased mortgages in prior years that were originated by them. The investigation is pursuant to the Equal Credit Opportunity Act and Fair Housing Act. As previously disclosed, we ended our relationships with third-party mortgage brokers in 2010. We are cooperating fully with the investigation and, based on our present understanding, do not expect an outcome that would have any material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2010.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
January 01 - 31, 2011	-	$ -	-	1,238,372
February 01 - 28, 2011	1,900	18.50	1,900	1,236,472
March 01 - 31, 2011	7,000	18.35	7,000	1,229,472

(1)  1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 770,528 shares.

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

1st Source Corporation

DATE April 21, 2011	/s/CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE April 21, 2011	/s/LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer