Form 10-Q
period 2011-06-30
1ST SOURCE CORP
filed 2011-07-21
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock outstanding as of July 15, 2011 — 24,213,142 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$59,249	$62,313
Federal funds sold and interest bearing deposits with other banks	100	34,559
Investment securities available-for-sale (amortized cost of $878,401 and $952,101 at June 30, 2011 and December 31, 2010, respectively)	902,742	969,018
Other investments	18,974	21,343
Trading account securities	143	138
Mortgages held for sale	7,805	32,599
Loans and leases - net of unearned discount
Commercial and agricultural loans	551,820	530,228
Auto, light truck and environmental equipment	473,925	396,500
Medium and heavy duty truck	155,423	162,824
Aircraft financing	607,567	614,357
Construction equipment financing	274,968	285,634
Commercial real estate	568,226	594,729
Residential real estate	390,389	390,951
Consumer loans	95,839	95,400
Total loans and leases	3,118,157	3,070,623
Reserve for loan and lease losses	(85,010)	(86,874)
Net loans and leases	3,033,147	2,983,749
Equipment owned under operating leases, net	77,102	78,138
Net premises and equipment	36,885	33,881
Goodwill and intangible assets	88,325	88,955
Accrued income and other assets	130,479	140,588
Total assets	$4,354,951	$4,445,281

LIABILITIES
Deposits:
Noninterest bearing	$516,189	$524,564
Interest bearing	3,007,127	3,098,181
Total deposits	3,523,316	3,622,745
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	108,799	136,028
Other short-term borrowings	21,324	19,961
Total short-term borrowings	130,123	155,989
Long-term debt and mandatorily redeemable securities	36,785	24,816
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	69,441	65,656
Total liabilities	3,849,357	3,958,898

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at June 30, 2011 and December 31, 2010	346,535	350,282
Retained earnings	175,374	157,875
Cost of common stock in treasury (1,431,804 shares at June 30, 2011 and 1,470,696 shares at December 31, 2010)	(31,437)	(32,284)
Accumulated other comprehensive income	15,122	10,510
Total shareholders’ equity	505,594	486,383
Total liabilities and shareholders’ equity	$4,354,951	$4,445,281

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans and leases	$41,710	$43,099	$83,009	$85,369
Investment securities, taxable	4,912	5,279	9,394	10,680
Investment securities, tax-exempt	1,004	1,422	2,190	2,889
Other	247	250	490	524
Total interest income	47,873	50,050	95,083	99,462

Interest expense:
Deposits	8,162	11,573	16,517	23,978
Short-term borrowings	74	206	163	394
Subordinated notes	1,648	1,647	3,295	3,294
Long-term debt and mandatorily redeemable securities	405	375	664	645
Total interest expense	10,289	13,801	20,639	28,311

Net interest income	37,584	36,249	74,444	71,151
Provision for loan and lease losses	67	5,798	2,265	10,186
Net interest income after provision for loan and lease losses	37,517	30,451	72,179	60,965

Noninterest income:
Trust fees	4,411	4,062	8,403	7,807
Service charges on deposit accounts	4,638	5,275	8,874	9,895
Mortgage banking income	835	425	1,279	1,202
Insurance commissions	1,062	1,061	2,204	2,526
Equipment rental income	6,009	6,672	12,047	13,417
Other income	3,327	3,012	6,298	5,701
Investment securities and other investment gains	1,142	95	1,272	976
Total noninterest income	21,424	20,602	40,377	41,524

Noninterest expense:
Salaries and employee benefits	19,135	18,848	37,773	37,658
Net occupancy expense	2,051	1,939	4,371	4,426
Furniture and equipment expense	3,561	3,196	6,910	5,996
Depreciation - leased equipment	4,795	5,304	9,600	10,668
Professional fees	1,080	1,418	2,176	2,932
Supplies and communication	1,316	1,338	2,710	2,707
FDIC and other insurance	958	1,667	2,634	3,341
Business development and marketing expense	864	880	1,486	1,447
Loan and lease collection and repossession expense	1,500	3,267	2,824	4,373
Other expense	683	1,792	3,935	3,211
Total noninterest expense	35,943	39,649	74,419	76,759

Income before income taxes	22,998	11,404	38,137	25,730
Income tax expense	8,133	3,609	12,664	8,256

Net income	14,865	7,795	25,473	17,474
Preferred stock dividends and discount accretion	—	(1,717)	—	(3,428)
Net income available to common shareholders	$14,865	$6,078	$25,473	$14,046

Per common share
Basic net income per common share	$0.61	$0.25	$1.04	$0.57
Diluted net income per common share	$0.61	$0.25	$1.04	$0.57
Dividends	$0.16	$0.15	$0.32	$0.30
Basic weighted average common shares outstanding	24,254,334	24,284,519	24,262,803	24,247,586
Diluted weighted average common shares outstanding	24,263,596	24,292,491	24,271,527	24,254,098

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2010	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive Income, net of tax:
Net Income	17,474	—	—	17,474	—	—
Change in unrealized appreciation of available-for-sale securities, net of tax	9,411	—	—	—	—	9,411
Reclassification adjustment for gains included in net income, net of tax	(174)	—	—	—	—	(174)
Total Comprehensive Income	26,711	—	—	—	—	—
Issuance of 188,470 common shares under stock based compensation awards, including related tax effects	2,884	—	—	628	2,256	—
Cost of 21,471 shares of common stock acquired for treasury	(362)	—	—	—	(362)	—
Preferred stock discount accretion	—	653	—	(653)	—	—
Preferred stock dividend (paid and/or accrued)	(2,775)	—	—	(2,775)	—	—
Common stock dividend ($0.30 per share)	(7,282)	—	—	(7,282)	—	—
Stock based compensation	6	—	6	—	—	—
Balance at June 30, 2010	$589,502	$105,583	$350,275	$149,799	$(30,486)	$14,331

Balance at January 1, 2011	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Comprehensive Income, net of tax:
Net Income	25,473	—	—	25,473	—	—
Change in unrealized appreciation of available-for-sale securities, net of tax	5,457	—	—	—	—	5,457
Reclassification adjustment for gains included in net income, net of tax	(845)	—	—	—	—	(845)
Total Comprehensive Income	30,085	—	—	—	—	—
Issuance of 148,291 common shares under stock based compensation awards, including related tax effects	2,818	—	—	(168)	2,986	—
Cost of 109,399 shares of common stock acquired for treasury	(2,139)	—	—	—	(2,139)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Common stock dividend ($0.32 per share)	(7,806)	—	—	(7,806)	—	—
Stock based compensation	3	—	3	—	—	—
Balance at June 30, 2011	$505,594	$—	$346,535	$175,374	$(31,437)	$15,122

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$25,473	$17,474
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	2,265	10,186
Depreciation of premises and equipment	1,780	2,156
Depreciation of equipment owned and leased to others	9,600	10,668
Amortization of investment security premiums and accretion of discounts, net	965	795
Amortization of mortgage servicing rights	1,458	1,461
Mortgage servicing asset impairment	16	970
Deferred income taxes	(755)	8,637
Investment securities and other investment gains	(1,272)	(976)
Originations/purchases of loans held for sale, net of principal collected	(40,963)	(138,692)
Proceeds from the sales of loans held for sale	66,258	107,651
Net gain on sale of loans held for sale	(500)	(1,394)
Change in trading account securities	(5)	12
Change in interest receivable	918	1,255
Change in interest payable	2,462	3,238
Change in other assets	8,347	(3,482)
Change in other liabilities	(734)	(6,355)
Other	2,620	387
Net change in operating activities	77,933	13,991

Investing activities:
Proceeds from sales of investment securities	126,805	71,917
Proceeds from maturities of investment securities	107,843	215,792
Purchases of investment securities	(160,641)	(303,604)
Net change in other investments	2,370	2,056
Loans sold or participated to others	11,010	9,886
Net change in loans and leases	(62,674)	(58,893)
Net change in equipment owned under operating leases	(8,564)	(4,952)
Purchases of premises and equipment	(5,589)	(1,041)
Net change in investing activities	10,560	(68,839)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(108,064)	44,177
Net change in certificates of deposit	8,635	(87,055)
Net change in short-term borrowings	(25,866)	(8,336)
Proceeds from issuance of long-term debt	10,554	10,346
Payments on long-term debt	(256)	(289)
Net proceeds from issuance of treasury stock	2,818	2,884
Acquisition of treasury stock	(2,139)	(362)
Repurchase of common stock warrant	(3,750)	—
Cash dividends paid on preferred stock	—	(2,775)
Cash dividends paid on common stock	(7,948)	(7,408)
Net change in financing activities	(126,016)	(48,818)

Net change in cash and cash equivalents	(37,523)	(103,666)

Cash and cash equivalents, beginning of year	96,872	210,102

Cash and cash equivalents, end of period	$59,349	$106,436

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$6,721	$10,939
Common stock matching contribution to KSOP plan	2,420	2,545

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

Cash Flow — For purposes of the consolidated statements of cash flow, we consider cash and due from banks, federal funds sold and interest bearing deposits with other banks with original maturities of three months or less as cash and cash equivalents.

Note 2.       Recent Accounting Pronouncements

Comprehensive Income:  In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.”  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

Fair Value Measurements:  In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  We are assessing the impact of ASU 2011-04 on our fair value disclosures.

Transfers and Servicing:  In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.”  ASU 2011-03 removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  We are assessing the impact of ASU 2011-03 on our financial condition, results of operations, and disclosures.

Receivables:  In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  We are assessing the impact of ASU 2011-02 on our financial condition, results of operations, and disclosures.

Business Combinations:  In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.”  If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands the supplementary pro forma disclosures.  ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  ASU 2010-29 will only affect us if there are future business combinations.

Intangibles - Goodwill and Other:  In December 2010, the FASB issued ASU No. 2010-28 “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  ASU 2010-28 was effective for fiscal years and interim periods within those years, beginning after December 15, 2010.  ASU 2010-28 did not have an impact on our financial condition, results of operations, or disclosures.

Note 3.       Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
U.S. Treasury and Federal agencies securities	$376,304	$6,998	$(127)	$383,175
U.S. States and political subdivisions securities	112,900	5,310	(786)	117,424
Mortgage-backed securities — Federal agencies	339,583	9,898	(225)	349,256
Corporate debt securities	40,563	181	(70)	40,674
Foreign government and other securities	6,705	44	(54)	6,695
Total debt securities	876,055	22,431	(1,262)	897,224
Marketable equity securities	2,346	3,176	(4)	5,518
Total investment securities available-for-sale	$878,401	$25,607	$(1,266)	$902,742

December 31, 2010
U.S. Treasury and Federal agencies securities	$442,612	$5,546	$(849)	$447,309
U.S. States and political subdivisions securities	147,679	4,381	(1,753)	150,307
Mortgage-backed securities — Federal agencies	309,046	7,854	(232)	316,668
Corporate debt securities	45,778	182	(345)	45,615
Foreign government and other securities	5,732	18	(34)	5,716
Total debt securities	950,847	17,981	(3,213)	965,615
Marketable equity securities	1,254	2,152	(3)	3,403
Total investment securities available-for-sale	$952,101	$20,133	$(3,216)	$969,018

At June 30, 2011 and December 31, 2010, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at June 30, 2011 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$45,160	$45,550
Due after one year through five years	337,681	344,378
Due after five years through ten years	146,453	151,643
Due after ten years	7,178	6,397
Mortgage-backed securities	339,583	349,256
Total debt securities available-for-sale	$876,055	$897,224

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  The gross gains and losses in the first six months of 2011 primarily reflect the sale of municipal, Farmer Mac, FHLB and FFCB debt securities.  The sale of municipal securities was to reduce credit risk exposure in certain states.  The action to sell agency securities was to improve future yield.  There was no impact to other than temporary impairment (OTTI) as a result of the 2011 sales.  The gross gains and losses in the first six months of 2010 reflect the disposition of FNMA and FHLMC debt securities.  There were no OTTI write-downs in 2011 or 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross realized gains	$1,153	$—	$1,598	$292
Gross realized losses	—	—	(238)	(12)
Net realized gains (losses)	$1,153	$—	$1,360	$280

There were net gains of $5 thousand for the six months ended June 30, 2011 and net losses of $11 thousand recorded for the six months ended June 30, 2010 on $0.14 million in trading securities outstanding at June 30, 2011 and at December 31, 2010.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
U.S. Treasury and Federal agencies securities	$39,869	$(127)	$—	$—	$39,869	$(127)
U.S. States and political subdivisions securities	1,582	(34)	6,426	(752)	8,008	(786)
Mortgage-backed securities - Federal agencies	50,235	(201)	4,215	(24)	54,450	(225)
Corporate debt securities	17,090	(70)	—	—	17,090	(70)
Foreign government and other securities	940	(54)	—	—	940	(54)
Total debt securities	109,716	(486)	10,641	(776)	120,357	(1,262)
Marketable equity securities	1	—	4	(4)	5	(4)
Total investment securities available-for-sale	$109,717	$(486)	$10,645	$(780)	$120,362	$(1,266)

December 31, 2010
U.S. Treasury and Federal agencies securities	$158,497	$(849)	$—	$—	$158,497	$(849)
U.S. States and political subdivisions securities	9,226	(246)	9,055	(1,507)	18,281	(1,753)
Mortgage-backed securities - Federal agencies	23,351	(213)	4,887	(19)	28,238	(232)
Corporate debt securities	26,407	(345)	—	—	26,407	(345)
Foreign government and other securities	3,015	(34)	—	—	3,015	(34)
Total debt securities	220,496	(1,687)	13,942	(1,526)	234,438	(3,213)
Marketable equity securities	—	—	5	(3)	5	(3)
Total investment securities available-for-sale	$220,496	$(1,687)	$13,947	$(1,529)	$234,443	$(3,216)

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

At June 30, 2011, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2011, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At June 30, 2011 and December 31, 2010, investment securities with carrying values of $255.75 million and $299.88 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note 4.       Loan and Lease Financings

We evaluate loans and leases for credit quality at least annually but more frequently if certain circumstances occur (such as material new information which becomes available and indicates a potential change in credit risk).  We use two methods to assess credit risk: loan or lease credit quality grades and credit risk classifications.  The purpose of the loan or lease credit quality grade is to document the degree of risk associated with individual credits as well as inform management of the degree of risk in the portfolio taken as a whole.  Credit risk classifications are used to categorize loans by degree of risk and to designate committee approval authorities for higher risk credits at the time of origination.  Credit risk classifications include categories for:  Acceptable, Marginal, Special Attention, Special Risk, Restricted by Policy, Regulated and Prohibited by Law.

All loans and leases, except residential real estate loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality.  The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on our safety and soundness.  Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $100,000 are reviewed quarterly as part of management’s evaluation of the adequacy of the reserve for loan and lease losses.  Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit our exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention.  Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered ‘‘classified’’ and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe ‘‘doubtful’’ (grade 11) and ‘‘loss’’ (grade 12).

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2011
Commercial and agricultural loans	$504,680	$47,140	$551,820
Auto, light truck and environmental equipment	468,911	5,014	473,925
Medium and heavy duty truck	140,418	15,005	155,423
Aircraft financing	560,855	46,712	607,567
Construction equipment financing	249,834	25,134	274,968
Commercial real estate	508,983	59,243	568,226
Total	$2,433,681	$198,248	$2,631,929

December 31, 2010
Commercial and agricultural loans	$483,603	$46,625	$530,228
Auto, light truck and environmental equipment	389,774	6,726	396,500
Medium and heavy duty truck	143,431	19,393	162,824
Aircraft financing	555,106	59,251	614,357
Construction equipment financing	246,644	38,990	285,634
Commercial real estate	532,581	62,148	594,729
Total	$2,351,139	$233,133	$2,584,272

The table below presents the recorded investment in residential real estate and consumer loans by performing or non-performing status.  Non-performing loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2011
Residential real estate	$385,901	$4,488	$390,389
Consumer	95,427	412	95,839
Total	$481,328	$4,900	$486,228

December 31, 2010
Residential real estate	$385,729	$5,222	$390,951
Consumer	94,973	427	95,400
Total	$480,702	$5,649	$486,351

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
June 30, 2011
Commercial and agricultural loans	$545,602	$792	$160	$—	$546,554	$5,266	$551,820
Auto, light truck and environmental equipment	470,680	468	240	—	471,388	2,537	473,925
Medium and heavy duty truck	151,076	138	3	—	151,217	4,206	155,423
Aircraft financing	586,772	3,640	124	—	590,536	17,031	607,567
Construction equipment financing	267,846	1,364	1,482	—	270,692	4,276	274,968
Commercial real estate	538,707	1,682	796	—	541,185	27,041	568,226
Residential real estate	382,960	2,222	719	272	386,173	4,216	390,389
Consumer	94,220	935	272	65	95,492	347	95,839
Total	$3,037,863	$11,241	$3,796	$337	$3,053,237	$64,920	$3,118,157

December 31, 2010
Commercial and agricultural loans	$521,363	$760	$22	$—	$522,145	$8,083	$530,228
Auto, light truck and environmental equipment	391,925	528	715	—	393,168	3,332	396,500
Medium and heavy duty truck	157,723	33	—	—	157,756	5,068	162,824
Aircraft financing	580,174	16,097	188	—	596,459	17,898	614,357
Construction equipment financing	275,204	1,254	601	—	277,059	8,575	285,634
Commercial real estate	567,254	759	94	—	568,107	26,622	594,729
Residential real estate	381,368	3,781	580	264	385,993	4,958	390,951
Consumer	93,290	1,152	531	98	95,071	329	95,400
Total	$2,968,301	$24,364	$2,731	$362	$2,995,758	$74,865	$3,070,623

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement.  The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
June 30, 2011
With no related allowance recorded:
Commercial and agricultural loans	$2,771	$2,771	$—
Auto, light truck and environmental equipment	1,387	1,387	—
Medium and heavy duty truck	3,244	3,244	—
Aircraft financing	13,938	13,938	—
Construction equipment financing	3,670	3,670	—
Commercial real estate	22,080	22,084	—
Total with no related allowance recorded	47,090	47,094	—
With an allowance recorded:
Commercial and agricultural loans	7,477	7,477	3,051
Auto, light truck and environmental equipment	446	446	105
Medium and heavy duty truck	989	989	172
Aircraft financing	3,008	3,008	817
Construction equipment financing	562	562	20
Commercial real estate	6,717	6,716	639
Total with an allowance recorded	19,199	19,198	4,804
Total impaired loans	$66,289	$66,292	$4,804

December 31, 2010
With no related allowance recorded:
Commercial and agricultural loans	$4,930	$4,930	$—
Auto, light truck and environmental equipment	1,596	1,597	—
Medium and heavy duty truck	1,748	1,748	—
Aircraft financing	4,509	4,509	—
Construction equipment financing	5,534	5,535	—
Commercial real estate	21,071	21,071	—
Total with no related allowance recorded	39,388	39,390	—
With an allowance recorded:
Commercial and agricultural loans	8,282	8,281	4,190
Auto, light truck and environmental equipment	1,136	1,136	377
Medium and heavy duty truck	3,347	3,347	1,049
Aircraft financing	13,913	13,913	2,050
Construction equipment financing	3,374	3,379	648
Commercial real estate	8,625	8,630	893
Total with an allowance recorded	38,677	38,686	9,207
Total impaired loans	$78,065	$78,076	$9,207

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
(Dollars in thousands)	Average Recorded Investment	Interest Income	Interest Income	Average Recorded Investment	Interest Income	Interest Income
Commercial and agricultural loans	$11,342	$114	$181	$12,156	$230	$206
Auto, light truck and environmental equipment	1,774	—	—	2,005	1	—
Medium and heavy duty truck	4,350	1	2	4,580	3	3
Aircraft financing	17,070	6	103	16,673	15	103
Construction equipment financing	6,289	8	81	7,300	16	169
Commercial real estate	30,448	49	20	30,156	114	44
Total	$71,273	$178	$387	$72,870	$379	$525

As of June 30, 2011 and December 31, 2010, we had $6.61 million and $7.31 million, respectively of performing loans classified as troubled debt restructuring.

Note 5.       Reserve for Loan and Lease Losses

The reserve for loan and lease loss methodology has been consistently applied for several years, with enhancements instituted periodically.  Reserve ratios are reviewed quarterly and revised periodically to reflect recent loss history and to incorporate current risks and trends which may not be recognized in historical data.  As we update our historical charge-off analysis, we review the look-back periods for each business loan portfolio.  Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios.  We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk.  Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation, national and international economic volatility, global debt and capital markets and political stability or lack thereof.  Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios and exposure to foreign markets by geographic risk.

The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  For purposes of determining the reserve, we have segmented our loans and leases into classes based on the associated risks within these segments.  We have determined that eight classes exist within our loan and lease portfolio.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans and leases (classified loans and leases and internal watch list credits) without specific reserves, formula reserves (calculated by applying loss factors based upon a review of historical loss experience and qualitative factors) for each business lending division portfolio, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2011 and 2010 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
June 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$16,305	$7,924	$5,065	$30,903	$6,798	$15,535	$2,542	$1,088	$86,160
Charge-offs	535	257	—	530	268	1,234	120	257	3,201
Recoveries	1,492	25	—	90	63	181	31	102	1,984
Net charge-offs (recoveries)	(957)	232	—	440	205	1,053	89	155	1,217
Provision (recovery of provision)	(448)	1,349	(481)	(1,902)	209	918	204	218	67
Balance, end of period	$16,814	$9,041	$4,584	$28,561	$6,802	$15,400	$2,657	$1,151	$85,010
Ending balance: individually evaluated for impairment	$3,051	$105	$172	$817	$20	$639	$—	$—	$4,804
Ending balance: collectively evaluated for impairment	$13,763	$8,936	$4,412	$27,744	$6,782	$14,761	$2,657	$1,151	$80,206

Financing receivables:
Ending balance	$551,820	$473,925	$155,423	$607,567	$274,968	$568,226	$390,389	$95,839	$3,118,157
Ending balance: individually evaluated for impairment	$10,248	$1,833	$4,233	$16,946	$4,232	$28,797	$—	$—	$66,289
Ending balance: collectively evaluated for impairment	$541,572	$472,092	$151,190	$590,621	$270,736	$539,429	$390,389	$95,839	$3,051,868

June 30, 2010
Reserve for loan and lease losses
Balance, beginning of period	$21,116	$9,164	$7,369	$21,697	$9,390	$14,762	$2,550	$1,779	$87,827
Charge-offs	542	332	1,278	208	1,139	2,200	195	432	6,326
Recoveries	319	9	—	91	102	23	23	148	715
Net charge-offs (recoveries)	223	323	1,278	117	1,037	2,177	172	284	5,611
Provision (recovery of provision)	(1,213)	499	1,592	3,356	825	165	(1,394)	1,968	5,798
Balance, end of period	$19,680	$9,340	$7,683	$24,936	$9,178	$12,750	$984	$3,463	$88,014
Ending balance: individually evaluated for impairment	$3,336	$328	$2,104	$3,049	$1,375	$2,395	$—	$—	$12,587
Ending balance: collectively evaluated for impairment	$16,344	$9,012	$5,579	$21,887	$7,803	$10,355	$984	$3,463	$75,427

Financing receivables:
Ending balance	$539,003	$416,152	$185,954	$596,138	$308,602	$581,392	$401,662	$102,846	$3,131,749
Ending balance: individually evaluated for impairment	$20,872	$3,568	$7,301	$11,935	$10,127	$28,397	$—	$—	$82,200
Ending balance: collectively evaluated for impairment	$518,131	$412,584	$178,653	$584,203	$298,475	$552,995	$401,662	$102,846	$3,049,549

Changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2011 and 2010 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
June 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	957	325	—	1,628	853	2,465	154	852	7,234
Recoveries	1,616	70	1	764	98	286	34	236	3,105
Net charge-offs (recoveries)	(659)	255	(1)	864	755	2,179	120	616	4,129
Provision (recovery of provision)	(4,389)	1,754	(1,185)	(386)	(882)	6,402	259	692	2,265
Balance, end of period	$16,814	$9,041	$4,584	$28,561	$6,802	$15,400	$2,657	$1,151	$85,010
Ending balance: individually evaluated for impairment	$3,051	$105	$172	$817	$20	$639	$—	$—	$4,804
Ending balance: collectively evaluated for impairment	$13,763	$8,936	$4,412	$27,744	$6,782	$14,761	$2,657	$1,151	$80,206

Financing receivables:
Ending balance	$551,820	$473,925	$155,423	$607,567	$274,968	$568,226	$390,389	$95,839	$3,118,157
Ending balance: individually evaluated for impairment	$10,248	$1,833	$4,233	$16,946	$4,232	$28,797	$—	$—	$66,289
Ending balance: collectively evaluated for impairment	$541,572	$472,092	$151,190	$590,621	$270,736	$539,429	$390,389	$95,839	$3,051,868

June 30, 2010
Reserve for loan and lease losses
Balance, beginning of period	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Charge-offs	890	804	1,879	2,775	1,648	2,540	360	809	11,705
Recoveries	564	43	39	163	144	23	24	297	1,297
Net charge-offs (recoveries)	326	761	1,840	2,612	1,504	2,517	336	512	10,408
Provision (recovery of provision)	(4,011)	471	3,337	2,741	1,807	4,814	440	587	10,186
Balance, end of period	$19,680	$9,340	$7,683	$24,936	$9,178	$12,750	$984	$3,463	$88,014
Ending balance: individually evaluated for impairment	$3,336	$328	$2,104	$3,049	$1,375	$2,395	$—	$—	$12,587
Ending balance: collectively evaluated for impairment	$16,344	$9,012	$5,579	$21,887	$7,803	$10,355	$984	$3,463	$75,427

Financing receivables:
Ending balance	$539,003	$416,152	$185,954	$596,138	$308,602	$581,392	$401,662	$102,846	$3,131,749
Ending balance: individually evaluated for impairment	$20,872	$3,568	$7,301	$11,935	$10,127	$28,397	$—	$—	$82,200
Ending balance: collectively evaluated for impairment	$518,131	$412,584	$178,653	$584,203	$298,475	$552,995	$401,662	$102,846	$3,049,549

Note 6.                      Mortgage Servicing Assets

We recognize the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  We allocate a portion of the total proceeds of a mortgage loan to servicing rights based on the fair value.  The unpaid principal balance of residential mortgage loans serviced for third parties was $1.07 billion and $1.08 billion at June 30, 2011 and December 31, 2010, respectively.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Mortgage servicing assets:
Balance at beginning of period	$6,968	$8,116	$7,556	$8,749
Additions	175	970	321	1,541
Amortization	(724)	(700)	(1,458)	(1,461)
Sales	—	(218)	—	(661)
Carrying value before valuation allowance at end of period	6,419	8,168	6,419	8,168

Valuation allowance:
Balance at beginning of period	(5)	—	—	(1)
Impairment (charges) recoveries	(11)	(971)	(16)	(970)
Balance at end of period	$(16)	$(971)	$(16)	$(971)
Net carrying value of mortgage servicing assets at end of period	$6,403	$7,197	$6,403	$7,197
Fair value of mortgage servicing assets at end of period	$10,241	$7,489	$10,241	$7,489

During the six months ended June 30, 2011 and 2010, management determined that it was not necessary to permanently write-down any previously established valuation allowance.  At June 30, 2011 and 2010, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $3.84 million and $0.29 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights follow:

	June 30,
	2011	2010
Expected weighted-average life (in years)	3.48	3.56
Weighted-average constant prepayment rate (CPR)	16.74%	29.46%
Weighted-average discount rate	9.30%	8.99%

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.03 million and $0.96 million for the three months ended June 30, 2011 and 2010, respectively.  Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.05 million and $1.98 million for the six months ended June 30, 2011 and 2010, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

Note 7.                       Financial Instruments with Off-Balance-Sheet Risk, Commitments and Derivative Transactions

To meet the financing needs of our customers, 1st Source Corporation and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business.  These off-balance-sheet financial instruments include commitments to originate and sell loans and standby letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments.  We use the same credit policies and collateral requirements in making commitments and conditional obligations as we do for on-balance-sheet instruments.

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

1st Source Bank (Bank), a subsidiary of 1st Source Corporation, grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments.

On December 28, 2010, 1st Source entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage for $1.95 million.  Although the City of South Bend took possession of the parking garage on that date, the proceeds were placed in an escrow account.  Under the terms of the agreement, receipt of the proceeds from the escrow is contingent upon 1st Source investing $5.40 million into its properties within the City of South Bend by December 31, 2013.  1st Source intends to fulfill that commitment and expects to receive the proceeds from escrow within the next twelve months.  As of June 30, 2011, the parking garage asset has been classified as held for sale and included in accrued income and other assets on the Statement of Financial Condition.

At June 30, 2011 and December 31, 2010, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	location	value	location	value
June 30, 2011
Interest rate swap contracts	$423,296	Other assets	$13,651	Other liabilities	$14,055
Loan commitments	24,820	Mortgages held for sale	79	N/A	—
Forward contracts	15,000	N/A	—	Mortgages held for sale	8
Total	$463,116		$13,730		$14,063

December 31, 2010
Interest rate swap contracts	$446,224	Other assets	$14,959	Other liabilities	$15,384
Loan commitments	28,666	Mortgages held for sale	30	N/A	—
Forward contracts	40,320	Mortgages held for sale	451	N/A	—
Total	$515,210		$15,440		$15,384

For the three and six months ended June 30, 2011 and 2010, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended		Six Months Ended
	Statement of	June 30,		June 30,
(Dollars in thousands)	Income location	2011	2010	2011	2010
Interest rate swap contracts	Other expense	$(185)	$(143)	$(183)	$(178)
Interest rate swap contracts	Other income	142	41	169	118
Loan commitments	Mortgage banking income	8	289	49	396
Forward contracts	Mortgage banking income	34	(2,028)	(459)	(2,353)
Total		$(1)	$(1,841)	$(424)	$(2,017)

We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $16.52 million and $17.84 million at June 30, 2011 and December 31, 2010, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

Note 8.                       Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 27,500 and 40,508 were considered antidilutive as of June 30, 2011 and 2010, respectively.  A stock warrant of

837,947 shares was considered antidilutive as of June 30, 2010.  No stock warrants were outstanding as of June 30, 2011.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands - except per share amounts)	2011	2010	2011	2010
Distributed earnings allocated to common stock	$3,888	$3,643	$7,776	$7,259
Undistributed earnings allocated to common stock	10,807	2,380	17,419	6,658
Net earnings allocated to common stock	14,695	6,023	25,195	13,917
Net earnings allocated to participating securities	170	55	278	129
Net income allocated to common stock and participating securities	$14,865	$6,078	$25,473	$14,046

Weighted average shares outstanding for basic earnings per common share	24,254,334	24,284,519	24,262,803	24,247,586
Dilutive effect of stock compensation	9,262	7,972	8,724	6,512
Weighted average shares outstanding for diluted earnings per common share	24,263,596	24,292,491	24,271,527	24,254,098

Basic earnings per common share	$0.61	$0.25	$1.04	$0.57
Diluted earnings per common share	$0.61	$0.25	$1.04	$0.57

Note 9.                       Stock-Based Compensation

As of June 30, 2011, we had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2010.  These plans include the 2001 Stock Option Plan, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but we had not made any grants through June 30, 2011.

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

The stock-based compensation expense recognized in the condensed consolidated statement of income for the six months ended June 30, 2011 and 2010 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the second quarter of 2011 (June 30, 2011) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $4 thousand and $6 thousand, net of tax, for the six months ended June 30, 2011 and 2010, respectively.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)
Options outstanding, beginning of year	62,508	$17.18
Granted	—	—
Exercised	—	—
Forfeited	(7,508)	17.31
Options outstanding, June 30, 2011	55,000	$17.16	0.76	$200

Vested and expected to vest at June 30, 2011	55,000	$17.16	0.76	$200
Exercisable at June 30, 2011	55,000	$17.16	0.76	$200

No options were granted during the six months ended June 30, 2011.

As of June 30, 2011, there was $4.82 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.66 years.

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$12.04 to $17.99	22,000	1.81	$12.04	22,000	$12.04
$18.00 to $26.99	33,000	0.06	20.58	33,000	20.58

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 10.                Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.08 million at June 30, 2011 and $1.52 million at December 31, 2010.  Interest and penalties were recognized through the income tax provision.  For the six months ending June 30, 2011 and the twelve months ending December 31, 2010, we recognized approximately $(0.07) million and $0.05 million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.53 million and $0.60 million were accrued at June 30, 2011 and December 31, 2010, respectively.

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

Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:

•                  Level 1 — The valuation is based on quoted prices in active markets for identical instruments.

•                  Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•                  Level 3 — The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument.  Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

We elected fair value accounting for mortgages held for sale.  We believe the election for mortgages held for sale (which are hedged with free-standing derivatives [economic hedges]) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At June 30, 2011 and December 31, 2010, all mortgages held for sale are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
June 30, 2011
Mortgages held for sale reported at fair value	$7,805	$7,531	$274	(1)

December 31, 2010
Mortgages held for sale reported at fair value	$32,599	$32,285	$314	(1)

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

The table below presents the balance of assets and liabilities at June 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,124	$363,051	$—	$383,175
U.S. States and political subdivisions securities	—	104,969	12,455	117,424
Mortgage-backed securities — Federal agencies	—	349,256	—	349,256
Corporate debt securities	—	40,674	675	41,349
Foreign government and other securities	—	6,020	—	6,020
Total debt securities	20,124	863,970	13,130	897,224
Marketable equity securities	5,518	—	—	5,518
Total investment securities available-for-sale	25,642	863,970	13,130	902,742
Trading account securities	143	—	—	143
Mortgages held for sale	—	7,805	—	7,805
Accrued income and other assets (Interest rate swap agreements)	—	13,651	—	13,651
Total	$25,785	$885,426	$13,130	$924,341

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$14,055	$—	$14,055
Total	$—	$14,055	$—	$14,055

December 31, 2010
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,186	$427,123	$—	$447,309
U.S. States and political subdivisions securities	—	134,001	16,306	150,307
Mortgage-backed securities — Federal agencies	—	316,668	—	316,668
Corporate debt securities	—	35,623	9,992	45,615
Foreign government and other securities	—	5,041	675	5,716
Total debt securities	20,186	918,456	26,973	965,615
Marketable equity securities	3,403	—	—	3,403
Total investment securities available-for-sale	23,589	918,456	26,973	969,018
Trading account securities	138	—	—	138
Mortgages held for sale	—	32,599	—	32,599
Accrued income and other assets (Interest rate swap agreements)	—	14,959	—	14,959
Total	$23,727	$966,014	$26,973	$1,016,714

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$15,384	$—	$15,384
Total	$—	$15,384	$—	$15,384

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2011 and 2010 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Marketable equity securities	Foreign government and other securities	Investment securities available- for-sale
Beginning balance April 1, 2011	$16,538	$—	$675	$17,213
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	317	—	—	317
Purchases	—	—	100	100
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(4,400)	—	(100)	(4,500)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance June 30, 2011	$12,455	$—	$675	$13,130

Beginning balance April 1, 2010	$9,801	$9	$675	$10,485
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	(23)	—	—	(23)
Purchases	42	—	—	42
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(496)	—	—	(496)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance June 30, 2010	$9,324	$9	$675	$10,008

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2011 or 2010.  No transfers between levels occurred during the six months ended June 30, 2011.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2011:  impaired loans - $1.77 million; partnership investments — $0.03 million; mortgage servicing rights - $0.01 million; repossessions - $0.00 million, and other real estate - $0.05 million.

The table below presents the carrying value of assets at June 30, 2011 and December 31, 2010 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2011
Loans	$—	$—	$66,292	$66,292
Accrued income and other assets (partnership investments)	—	—	1,806	1,806
Accrued income and other assets (mortgage servicing rights)	—	—	6,403	6,403
Accrued income and other assets (repossessions)	—	—	1,302	1,302
Accrued income and other assets (other real estate)	—	—	9,458	9,458
	$—	$—	$85,261	$85,261

December 31, 2010
Loans	$—	$—	$78,076	$78,076
Accrued income and other assets (partnership investments)	—	—	1,964	1,964
Accrued income and other assets (mortgage servicing rights)	—	—	7,556	7,556
Accrued income and other assets (repossessions)	—	—	5,670	5,670
Accrued income and other assets (other real estate)	—	—	7,592	7,592
	$—	$—	$100,858	$100,858

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of June 30, 2011 and December 31, 2010 are summarized in the table below.

	June 30, 2011		December 31, 2010
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$59,249	$59,249	$62,313	$62,313
Federal funds sold and interest bearing deposits with other banks	100	100	34,559	34,559
Investment securities, available-for-sale	902,742	902,742	969,018	969,018
Other investments and trading account securities	19,117	19,117	21,481	21,481
Mortgages held for sale	7,805	7,805	32,599	32,599
Loans and leases, net of reserve for loan and lease losses	3,033,147	3,152,053	2,983,749	3,040,895
Cash surrender value of life insurance policies	53,713	53,713	54,182	54,182
Mortgage servicing rights	6,403	10,241	7,556	8,785
Interest rate swaps	13,651	13,651	14,959	14,959
Liabilities:
Deposits	$3,523,316	$3,551,737	$3,622,745	$3,654,067
Short-term borrowings	130,123	130,123	155,989	155,989
Long-term debt and mandatorily redeemable securities	36,785	37,214	24,816	25,072
Subordinated notes	89,692	87,632	89,692	79,811
Interest rate swaps	14,055	14,055	15,384	15,384
Off-balance-sheet instruments *	—	143	—	134

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

Long-Term Debt and Mandatorily Redeemable Securities — The fair values of long-term debt are estimated using discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements.  The carrying values of mandatorily redeemable securities are based on our current estimated cost of redeeming these securities which approximate their fair values.

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2011, as compared to December 31, 2010, and the results of operations for the three and six months ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2010 Annual Report.

FINANCIAL CONDITION

Our total assets at June 30, 2011, were $4.35 billion, a decrease of $90.33 million or 2.03% from December 31, 2010.  Total loans and leases were $3.12 billion, an increase of $47.53 million or 1.55% from December 31, 2010.  Fed funds sold and interest bearing deposits with other banks were $0.10 million, a decrease of $34.46 million or 99.71% from December 31, 2010.  Total investment securities, available for sale were $902.74 million which represented a decrease of $66.28 million or 6.84% and total deposits were $3.52 billion, a decrease of $99.43 million or 2.74% over the comparable figures at the end of 2010.

Nonperforming assets at June 30, 2011 were $76.49 million, which was a decrease of $12.22 million or 13.78% from the $88.71 million reported at December 31, 2010.  At June 30, 2011 and December 31, 2010, nonperforming assets were 2.39% and 2.81%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Accrued income and other assets:
Bank owned life insurance cash surrender value	$53,713	$54,182
Accrued interest receivable	13,300	14,218
Mortgage servicing assets	6,403	7,556
Other real estate	7,878	6,392
Former bank premises held for sale	1,580	1,200
Repossessions	1,302	5,670
All other assets	46,303	51,370
Total accrued income and other assets	$130,479	$140,588

CAPITAL

As of June 30, 2011, total shareholders’ equity was $505.59 million, up $19.21 million or 3.95% from the $486.38 million at December 31, 2010.  In addition to net income of $25.47 million, other significant changes in shareholders’ equity during the first six months of 2011 included $7.81 million of dividends paid and $3.75 million of a common stock warrant repurchased.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $15.12 million at June 30, 2011, compared to $10.51 million at December 31, 2010.  The increase in accumulated other comprehensive income/(loss) during 2011 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 11.61% as of June 30, 2011, compared to 10.94% at December 31, 2010.  Book value per common share rose to $20.88 at June 30, 2011, from $20.12 at December 31, 2010.

We declared and paid dividends per common share of $0.16 during the second quarter of 2011.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 37.72%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Corporation’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2011, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$533,213	15.82%	$269,571	8.00%	$336,964	10.00%
1st Source Bank	526,345	15.67	168,725	8.00	335,906	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	489,114	14.52	134,786	4.00	202,179	6.00
1st Source Bank	483,292	14.39	134,362	4.00	201,544	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	489,114	11.27	173,578	4.00	216,973	5.00
1st Source Bank	483,292	11.17	173,011	4.00	216,264	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  While at June 30, 2011 there were no amounts outstanding, we could borrow approximately $255.00 million for a short time from these banks on a collective basis.  As of June 30, 2011, the Bank had $25.93 million outstanding in FHLB advances and could borrow an additional $169.76 million.  We also had $354.88 million available to borrow from the FRB with no amounts outstanding as of June 30, 2011.

Our loan to asset ratio was 71.60% at June 30, 2011 compared to 69.08% at December 31, 2010 and 69.11% at June 30, 2010.  Cash and cash equivalents totaled $59.35 million at June 30, 2011 compared to $96.87 million at December 31, 2010 and $106.44 million at June 30, 2010.  At June 30, 2011, the consolidated statement of financial condition was rate sensitive by $127.10 million more liabilities than assets scheduled to reprice within one year, or approximately 0.95%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

In addition, the State of Indiana recently changed the law governing the collateralization of public fund deposits.  Under the new law, the Indiana Board of Depositories will determine what financial institutions are required to pledge collateral.  We have been informed that no collateral is necessary through September 30, 2011 for our Indiana public fund deposits.  However, pending legislation could alter this requirement in the future.  Our potential liquidity exposure if we must pledge collateral is approximately $567 million.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended June 30, 2011 was $14.87 million and $25.47 million, compared to $7.80 million and $17.47 million for the same periods in 2010.  Diluted net income per common share was $0.61 and $1.04 respectively, for the three and six month periods ended June 30, 2011, compared to $0.25 and $0.57 for the same periods in 2010.  Return on average common shareholders’ equity was 10.36% for the six months ended June 30, 2011, compared to 5.93% in 2010.  The return on total average assets was 1.16% for the six months ended June 30, 2011, compared to 0.78% in 2010.

The increase in net income for the six months ended June 30, 2011, over the first six months of 2010, was primarily the result of decreases in provision for loan and lease losses and noninterest expense and an increase in net interest income.  This positive impact to net income was partially offset by a decrease in noninterest income.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended June 30, 2011 was $38.23 million, an increase of 3.02% over the same period in 2010.  The net interest margin on a fully taxable equivalent basis was 3.72% for the three months ended June 30, 2011, compared to 3.57% for the three months ended June 30, 2010.  The taxable equivalent net interest income for the six months ended June 30, 2011 was $75.80 million, an increase of 3.99% over 2010, resulting in a net yield of 3.72%, compared to a net yield of 3.53% for the same period in 2010.

During the three and six month periods ended June 30, 2011, average earning assets decreased $57.59 million or 1.38% and $47.33 million or 1.14% respectively, over the comparable periods in 2010.  Average interest-bearing liabilities decreased $60.26 million or 1.77% and $54.19 million or 1.59% respectively, for the three and six month periods ended June 30, 2011 over the comparable periods one year ago.  The yield on average earning assets decreased 16 basis points to 4.73% for the second quarter of 2011 from 4.89% for the second quarter of 2010.  The yield on average earning assets for the six month period ended June 30, 2011 decreased 18 basis points to 4.73% from 4.91% for the six month period ended June 30, 2010.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 39 basis points to 1.24% for the second quarter 2011 from 1.63% for the second quarter 2010.  Total cost of average interest-bearing liabilities decreased 44 basis points to 1.24% for the six months ended June 30, 2011, from 1.68% for the six months ended June 30, 2010.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was an increase of 15 basis points and 19 basis points respectively, for the three and six month periods ended June 30, 2011 from June 30, 2010.

The largest contributor to the decrease in the yield on average earning assets for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was a reduction in yields on taxable investment securities of 60 basis points.  Total average investment securities decreased $5.47 million or 0.60% for the second quarter and increased $29.05 million or 3.21% for the six month period over one year ago.  Average mortgages held for sale decreased $30.29 million or 85.67% and $16.93 million or 60.39% respectively, for the three and six month periods ended June 30, 2011, over the comparable periods a year ago due to the elimination of our wholesale broker activity.  Average net loans and leases decreased $20.27 million or 0.65% for the second quarter of 2011 from the second quarter of 2010 and $33.13 million or 1.07% for the six months ended June 30, 2011 compared to the same period in 2010.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $1.55 million or 1.54% and $26.33 million or 22.58% respectively, for the three and six month periods ended June 30, 2011, over the comparable periods a year ago.

Average interest-bearing deposits decreased $55.50 million or 1.77% and $48.54 million or 1.55% respectively, for the second quarter of 2011 and first six months of 2011 over the same periods in 2010.  The effective rate paid on average interest-bearing deposits decreased 41 basis points to 1.07% for the second quarter 2011 compared to 1.48% for the second quarter 2010.  The effective rate paid on average interest-bearing deposits decreased 47 basis points to 1.08% for the first six months of 2011 compared to 1.55% for the first six months of 2010.  The decline in the average cost of interest-bearing deposits during the second quarter and first six months of 2011 as compared to the second quarter and first six months of 2010 was primarily the result of interest rate re-pricing on maturing certificates of deposit.

Average short-term borrowings decreased $10.36 million or 6.73% and $11.14 million or 7.08% respectively, for the second quarter of 2011 and the first six months of 2011, compared to the same periods in 2010.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements and lower secured borrowings.  Interest paid on short-term borrowings decreased 33 basis points for the second quarter of 2011 and 29 basis points for the first six months of 2011 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $5.60 million or 20.55% during the second quarter of 2011 as compared to the second quarter of 2010 and increased $5.48 million or 23.14% during the first six months of 2011 as compared to the first six months of 2010.  The increase in long-term borrowings was the result of higher borrowings with the Federal Home Loan Bank offset by lower borrowings on a line of credit.  Interest paid on long-term borrowings decreased 57 basis points for the second quarter and 90 basis points for the first six months of 2011 due to lower effective rates on new Federal Home Loan Bank borrowings.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three months ended June 30,						Six months ended June 30,
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$792,298	$4,912	2.49%	$743,598	$5,279	2.85%	$803,867	$9,394	2.36%	$728,296	$10,680	2.96%
Tax exempt	119,380	1,501	5.04%	173,553	2,095	4.84%	130,132	3,235	5.01%	176,650	4,240	4.84%
Mortgages - held for sale	5,064	60	4.75%	35,350	451	5.12%	11,105	239	4.34%	28,033	724	5.21%
Net loans and leases	3,100,598	41,802	5.41%	3,120,871	42,839	5.51%	3,077,434	83,079	5.44%	3,110,565	85,033	5.51%
Other investments	99,451	247	1.00%	101,004	250	0.99%	90,251	490	1.09%	116,576	524	0.91%

Total Earning Assets	4,116,791	48,521	4.73%	4,174,376	50,914	4.89%	4,112,789	96,437	4.73%	4,160,120	101,201	4.91%

Cash and due from banks	58,905			60,898			58,808			59,403
Reserve for loan and lease losses	(87,594)			(88,945)			(87,927)			(89,083)
Other assets	338,932			371,295			339,948			371,158

Total	$4,427,034			$4,517,624			$4,423,618			$4,501,598

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$3,072,890	$8,162	1.07%	$3,128,393	$11,573	1.48%	$3,078,801	$16,517	1.08%	$3,127,336	$23,978	1.55%
Short-term borrowings	143,548	74	0.21%	153,909	206	0.54%	146,124	163	0.22%	157,262	394	0.51%
Subordinated notes	89,692	1,648	7.37%	89,692	1,647	7.37%	89,692	3,295	7.41%	89,692	3,294	7.41%
Long-term debt and mandatorily redeemable securities	32,853	405	4.94%	27,251	375	5.51%	29,160	664	4.59%	23,681	645	5.49%

Total Interest-Bearing Liabilities	3,338,983	10,289	1.24%	3,399,245	13,801	1.63%	3,343,777	20,639	1.24%	3,397,971	28,311	1.68%

Noninterest-bearing deposits	524,643			464,434			519,966			456,193
Other liabilities	64,545			67,110			64,090			64,688
Shareholders’ equity	498,863			586,835			495,785			582,746

Total	$4,427,034			$4,517,624			$4,423,618			$4,501,598

Net Interest Income		$38,232			$37,113			$75,798			$72,890

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.72%			3.57%			3.72%			3.53%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and six month periods ended June 30, 2011 was $0.07 million and $2.27 million respectively, compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2010 of $5.80 million and $10.19 million respectively.  Net charge-offs of $1.22 million were recorded for the second quarter 2011, compared to $5.61 million for the same quarter a year ago.  Year-to-date net charge-offs of $4.13 million have been recorded in 2011, compared to $10.41 million through June 30, 2010.

On June 30, 2011, 30 day and over loan and lease delinquencies were 0.49% as compared to 1.15% on June 30, 2010.  The decrease in delinquencies was primarily in aircraft, construction equipment and commercial loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.73% as compared to 2.81% one year ago.  A summary of loan and lease loss experience during the three and six months ended June 30, 2011 and 2010 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of June 30, 2011 and December 31, 2010 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Loans and leases past due 90 days or more	$337	$361	$1,230
Nonaccrual loans and leases	64,920	74,853	68,433
Other real estate	7,878	6,392	6,673
Former bank premises held for sale	1,580	1,200	2,363
Repossessions	1,302	5,670	8,670
Equipment owned under operating leases	474	236	337
Total nonperforming assets	$76,491	$88,712	$87,706

Nonperforming assets as a percentage of total loans and leases were 2.39% at June 30, 2011, 2.81% at December 31, 2010, and 2.71% at June 30, 2010.  Nonperforming assets totaled $76.49 million at June 30, 2011, a decrease of 13.78% from the $88.71 million reported at December 31, 2010, and a 12.79% decrease from the $87.71 million reported at June 30, 2010.  The decrease during the first six months of 2011 compared to the same period in 2010 was primarily related to decreases in nonaccrual loans and leases and repossessions as the economy slowly improves.

The decrease in nonaccrual loans and leases at June 30, 2011 from June 30, 2010 was spread among the various loan portfolios except for increases in aircraft.  The largest dollar decrease at June 30, 2011 from December 31, 2010 occurred in the construction equipment portfolio, with notable decreases also occurring in the medium and heavy duty truck and commercial portfolios.  A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2011 and December 31, 2010 is located in Note 4 of the Consolidated Financial Statements.

As of June 30, 2011, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $25.66 million which were comprised of $18.94 million secured by commercial real estate and included in loans secured by real estate and $6.72 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, whether local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values declined during 2009 and 2010, increasing the risk in aircraft secured transactions.

The increase over the past year in other real estate is due to foreclosing on real estate in the local market for which we have a current appraisal and is well secured.

Repossessions consisted mainly of aircraft at June 30, 2011.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Commercial and agricultural loans	$204	$24	$67
Auto, light truck and environmental equipment	214	475	247
Medium and heavy duty truck	—	170	655
Aircraft financing	716	4,795	7,557
Construction equipment financing	157	201	125
Commercial real estate	7,019	5,308	5,697
Residential real estate	859	1,084	976
Consumer loans	11	5	19
Total	$9,180	$12,062	$15,343

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $206.20 million and $201.03 million as of June 30, 2011 and December 31, 2010, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $147.16 million and $36.80 million as of June 30, 2011, respectively, compared to $134.34 million and $34.03 million as of December 31, 2010, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended June 30, 2011 and 2010 was $21.42 million and $20.60 million, respectively.  Noninterest income for the six month period ended June 30, 2011 and 2010 was $40.38 million and $41.52 million, respectively.  Details of noninterest income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Noninterest income:
Trust fees	$4,411	$4,062	$8,403	$7,807
Service charges on deposit accounts	4,638	5,275	8,874	9,895
Mortgage banking income	835	425	1,279	1,202
Insurance commissions	1,062	1,061	2,204	2,526
Equipment rental income	6,009	6,672	12,047	13,417
Other income	3,327	3,012	6,298	5,701
Investment securities and other investment gains	1,142	95	1,272	976
Total noninterest income	$21,424	$20,602	$40,377	$41,524

Noninterest income increased $0.82 million or 3.99% for the second quarter and decreased $1.15 million or 2.76% for year-to-date 2011 as compared to the same periods in 2010.

Trust fees increased $0.35 million or 8.59% and $0.60 million or 7.63% for the three and six month periods ended June 30, 2011 over the three and six month periods ended June 30, 2010, respectively.  The increase in trust fees was a result of an increase in market values of investment accounts.

Service charges on deposit accounts decreased $0.64 million or 12.08% and $1.02 million or 10.32% for the three and six months ended June 30, 2011, respectively over the comparable periods one year ago.  The decline in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Mortgage banking income increased $0.41 million or 96.47% in the second quarter of 2011 as compared to the second quarter of 2010.  Mortgage banking income was relatively flat for the six months ended 2011 compared to the six months ended 2010.  A mortgage servicing rights fair value impairment charge of $0.97 million was recorded in the second quarter 2010 compared to only $0.01 million charge in second quarter 2011.  This positive variance was offset by reduced gains on loan sales due to lower production volumes in 2011 as a result of the elimination of broker business in late 2010.

Insurance commissions were flat in the three months ended June 30, 2011 and decreased $0.32 million or 12.75% in the six months ended June 30, 2011 over the same periods a year ago.  The decrease was due to reduced contingent commissions, primarily as a result of a high level of claims activity in our books of business. We also experienced a loss of commercial business premiums in the Fort Wayne market due to declines in business relationships.

Equipment rental income declined $0.66 million or 9.94% in the second quarter of 2011 compared to the second quarter 2010.  Equipment rental income declined $1.37 million or 10.21% for year-to-date 2011 compared to the same period in 2010.  The average equipment rental portfolio decreased 9.24% in 2011 over the same period in 2010 resulting in lower rental income.

Other income increased $0.32 million or 10.46% and $0.60 million or 10.47% for the three and six month periods ended June 30, 2011, respectively as compared to the same periods in 2010, mainly due to higher earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds.

The increase in investment securities and other investment gains of $1.05 million in the three months ended June 30, 2011 was due to gains on the sale of agency securities in 2011 versus no sales in 2010.  The increase in investment securities and other investment gains of $0.30 million or 30.34% in the six months ended June 30, 2011 was due to gains on the sale of agency securities offset by lower partnership investment gains in 2011 compared to the same period a year earlier.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended June 30, 2011 and 2010 was $35.94 million and $39.65 million, respectively.  Noninterest expense for the six month period ended June 30, 2011 and 2010 was $74.42 million and $76.76 million, respectively.  Details of noninterest expense follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Noninterest expense:
Salaries and employee benefits	$19,135	$18,848	$37,773	$37,658
Net occupancy expense	2,051	1,939	4,371	4,426
Furniture and equipment expense	3,561	3,196	6,910	5,996
Depreciation - leased equipment	4,795	5,304	9,600	10,668
Professional fees	1,080	1,418	2,176	2,932
Supplies and communication	1,316	1,338	2,710	2,707
Business development and marketing expense	864	880	1,486	1,447
Intangible asset amortization	325	331	650	662
Loan and lease collection and repossession expense	1,500	3,267	2,824	4,373
FDIC and other insurance	958	1,667	2,634	3,341
Other expense	358	1,461	3,285	2,549
Total noninterest expense	$35,943	$39,649	$74,419	$76,759

Noninterest expense decreased $3.71 million or 9.35% for the second quarter and $2.34 million or 3.05% for year-to-date 2011 as compared to the same periods in 2010.  Salaries and employee benefits, net occupancy, supplies and communication, business development and marketing, and intangible asset amortization all changed slightly in 2011 over the same periods in 2010.

During the second quarter and first six months of 2011, furniture and equipment expense increased $0.37 million or 11.42% and $0.91 million or 15.24%, respectively compared to the second quarter and first six months of 2010.  The higher expense was mainly due to computer processing charges and corporate aircraft maintenance.

Depreciation on leased equipment decreased $0.51 million or 9.60% and $1.07 million or 10.01% in conjunction with the decrease in equipment rental income for the three and six months ended June 30, 2011, respectively as compared to the same periods one year ago.

Professional fees decreased $0.34 million or 23.84% for the three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010 and $0.76 million or 25.78% for the six month period ended June 30, 2011 as compared to the same period a year earlier.  The reduction in professional fees in 2011 was the result of lower consulting and legal fees.

Loan and lease collection and repossession expense decreased $1.77 million or 54.09% and $1.55 million or 35.42% for the second quarter and first six months of 2011, respectively as compared to the same periods in 2010 mainly due to negative valuation adjustments on repossessed aircraft in 2010 which were not present in 2011.  This positive variance was offset by higher repurchased mortgage loan losses in 2011 compared to 2010.

FDIC and other insurance expense decreased $0.71 million or 42.53% and $0.71 million or 21.16% for the three and six months ended June 30, 2011, respectively compared to the three and six months ended June 30, 2010.  The lower premium expense in 2011 was a result of a new assessment base and rates imposed by the FDIC.

Other expenses decreased $1.10 million or 75.50% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to a gain on the sale of our former corporate aircraft.  Other expense increased $0.74 million or 28.87% for the six months ended June 30, 2011 over the same period one year ago due to a charge of $1.68 million for provision on unfunded loan commitments offset by the gain on sale of the corporate aircraft.

INCOME TAXES

The provision for income taxes for the three and six month periods ended June 30, 2011 was $8.13 million and $12.66 million, respectively compared to $3.61 million and $8.26 million for the same periods in 2010.  The effective tax rates were 35.36% and 31.65% for the second quarter ended June 30, 2011 and 2010, respectively and 33.21% and 32.09% for the six months ended June 30, 2011 and 2010, respectively.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2010.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
April 01 - 30, 2011	—	$—	—	1,229,472
May 01 - 31, 2011	100,000	19.66	100,000	1,129,472
June 01 - 30, 2011	499	19.75	499	1,128,973

(1)          1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 871,027 shares.

ITEM 3.                           Defaults Upon Senior Securities.

None

ITEM 4.                           (Removed and reserved).

ITEM 5.                           Other Information.

None

ITEM 6.                           Exhibits

The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	July 21, 2011	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	July 21, 2011	/s/ LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer