Form 10-Q
period 2011-09-30
1ST SOURCE CORP
filed 2011-10-20
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock outstanding as of October 14, 2011 – 24,213,116 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$57,986	$62,313
Federal funds sold and interest bearing deposits with other banks	25,064	34,559
Investment securities available-for-sale (amortized cost of $820,336 and $952,101 at September 30, 2011 and December 31, 2010, respectively)	850,507	969,018
Other investments	18,974	21,343
Trading account securities	119	138
Mortgages held for sale	13,219	32,599
Loans and leases - net of unearned discount
Commercial and agricultural loans	557,392	530,228
Auto, light truck and environmental equipment	442,127	396,500
Medium and heavy duty truck	152,703	162,824
Aircraft financing	613,706	614,357
Construction equipment financing	260,241	285,634
Commercial real estate	556,287	594,729
Residential real estate	404,063	390,951
Consumer loans	96,775	95,400
Total loans and leases	3,083,294	3,070,623
Reserve for loan and lease losses	(84,210)	(86,874)
Net loans and leases	2,999,084	2,983,749
Equipment owned under operating leases, net	75,096	78,138
Net premises and equipment	40,958	33,881
Goodwill and intangible assets	88,000	88,955
Accrued income and other assets	136,934	140,588
Total assets	$4,305,941	$4,445,281

LIABILITIES
Deposits:
Noninterest bearing	$560,932	$524,564
Interest bearing	2,886,653	3,098,181
Total deposits	3,447,585	3,622,745
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	124,779	136,028
Other short-term borrowings	16,159	19,961
Total short-term borrowings	140,938	155,989
Long-term debt and mandatorily redeemable securities	37,064	24,816
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	73,783	65,656
Total liabilities	3,789,062	3,958,898

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at September 30, 2011 and December 31, 2010	346,535	350,282
Retained earnings	183,007	157,875
Cost of common stock in treasury (1,430,490 shares at September 30, 2011 and 1,470,696 shares at December 31, 2010)	(31,408)	(32,284)
Accumulated other comprehensive income	18,745	10,510
Total shareholders’ equity	516,879	486,383
Total liabilities and shareholders’ equity	$4,305,941	$4,445,281

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans and leases	$40,741	$43,722	$123,750	$129,091
Investment securities, taxable	4,694	4,931	14,088	15,611
Investment securities, tax-exempt	934	1,369	3,124	4,258
Other	217	219	707	743
Total interest income	46,586	50,241	141,669	149,703

Interest expense:
Deposits	7,756	10,790	24,273	34,768
Short-term borrowings	77	219	240	613
Subordinated notes	1,647	1,648	4,942	4,942
Long-term debt and mandatorily redeemable securities	480	400	1,144	1,045
Total interest expense	9,960	13,057	30,599	41,368

Net interest income	36,626	37,184	111,070	108,335
Provision for loan and lease losses	1,260	5,578	3,525	15,764
Net interest income after provision for loan and lease losses	35,366	31,606	107,545	92,571

Noninterest income:
Trust fees	3,902	3,870	12,305	11,677
Service charges on deposit accounts	4,748	4,918	13,622	14,813
Mortgage banking income	1,056	2,549	2,335	3,751
Insurance commissions	1,212	1,180	3,416	3,706
Equipment rental income	5,814	6,495	17,861	19,912
Other income	3,084	2,656	9,382	8,357
Investment securities and other investment gains	414	1,083	1,686	2,059
Total noninterest income	20,230	22,751	60,607	64,275

Noninterest expense:
Salaries and employee benefits	19,476	18,980	57,249	56,638
Net occupancy expense	2,237	2,200	6,608	6,626
Furniture and equipment expense	3,519	3,227	10,429	9,223
Depreciation - leased equipment	4,650	5,173	14,250	15,841
Professional fees	1,326	1,563	3,502	4,495
Supplies and communication	1,312	1,387	4,022	4,094
FDIC and other insurance	874	1,420	3,508	4,761
Business development and marketing expense	968	845	2,454	2,292
Loan and lease collection and repossession expense	1,387	1,449	4,211	5,822
Other expense	1,399	1,566	5,334	4,777
Total noninterest expense	37,148	37,810	111,567	114,569

Income before income taxes	18,448	16,547	56,585	42,277
Income tax expense	6,908	5,344	19,572	13,600

Net income	11,540	11,203	37,013	28,677
Preferred stock dividends and discount accretion	—	(1,721)	—	(5,149)
Net income available to common shareholders	$11,540	$9,482	$37,013	$23,528

Per common share
Basic net income per common share	$0.47	$0.39	$1.51	$0.96
Diluted net income per common share	$0.47	$0.39	$1.51	$0.96
Dividends	$0.16	$0.15	$0.48	$0.45
Basic weighted average common shares outstanding	24,213,063	24,247,236	24,246,041	24,247,468
Diluted weighted average common shares outstanding	24,223,432	24,253,883	24,255,357	24,254,026

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2010	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive Income, net of tax:
Net Income	28,677	—	—	28,677	—	—
Change in unrealized appreciation of available-for-sale securities, net of tax	11,283	—	—	—	—	11,283
Reclassification adjustment for gains included in net income, net of tax	(159)	—	—	—	—	(159)
Total Comprehensive Income	39,801	—	—	—	—	—
Issuance of 187,354 common shares under stock based compensation awards, including related tax effects	2,871	—	—	636	2,235	—
Cost of 94,927 shares of common stock acquired for treasury	(1,578)	—	—	—	(1,578)	—
Preferred stock discount accretion	—	987	—	(987)	—	—
Preferred stock dividend (paid and/or accrued)	(4,163)	—	—	(4,163)	—	—
Common stock dividend ($0.45 per share)	(10,937)	—	—	(10,937)	—	—
Stock based compensation	9	—	9	—	—	—
Balance at September 30, 2010	$596,323	$105,917	$350,278	$155,633	$(31,723)	$16,218

Balance at January 1, 2011	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Comprehensive Income, net of tax:
Net Income	37,013	—	—	37,013	—	—
Change in unrealized appreciation of available-for-sale securities, net of tax	9,091	—	—	—	—	9,091
Reclassification adjustment for gains included in net income, net of tax	(856)	—	—	—	—	(856)
Total Comprehensive Income	45,248	—	—	—	—	—
Issuance of 149,731 common shares under stock based compensation awards, including related tax effects	2,853	—	—	(165)	3,018	—
Cost of 109,525 shares of common stock acquired for treasury	(2,142)	—	—	—	(2,142)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Common stock dividend ($0.48 per share)	(11,716)	—	—	(11,716)	—	—
Stock based compensation	3	—	3	—	—	—
Balance at September 30, 2011	$516,879	$—	$346,535	$183,007	$(31,408)	$18,745

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$37,013	$28,677
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	3,525	15,764
Depreciation of premises and equipment	2,698	3,103
Depreciation of equipment owned and leased to others	14,250	15,841
Amortization of investment security premiums and accretion of discounts, net	1,610	1,232
Amortization of mortgage servicing rights	2,125	2,277
Mortgage servicing asset impairment	230	821
Deferred income taxes	3,015	(3,800)
Investment securities and other investment gains	(1,686)	(2,059)
Originations/purchases of loans held for sale, net of principal collected	(67,655)	(299,298)
Proceeds from the sales of loans held for sale	88,372	215,678
Net gain on sale of loans held for sale	(1,337)	(4,678)
Change in trading account securities	19	—
Change in interest receivable	1,002	795
Change in interest payable	424	664
Change in other assets	1,251	(4,084)
Change in other liabilities	(331)	9,495
Other	2,901	616
Net change in operating activities	87,426	(18,956)

Investing activities:
Proceeds from sales of investment securities	133,241	72,417
Proceeds from maturities of investment securities	269,416	330,904
Purchases of investment securities	(270,817)	(357,465)
Net change in other investments	2,370	2,901
Loans sold or participated to others	15,039	13,186
Net change in loans and leases	(33,899)	(46,707)
Net change in equipment owned under operating leases	(11,208)	(3,267)
Purchases of premises and equipment	(10,587)	(1,577)
Net change in investing activities	93,555	10,392

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(129,250)	(23,309)
Net change in certificates of deposit	(45,910)	(62,961)
Net change in short-term borrowings	(15,051)	22,114
Proceeds from issuance of long-term debt	10,710	15,418
Payments on long-term debt	(328)	(363)
Net proceeds from issuance of treasury stock	2,853	2,871
Acquisition of treasury stock	(2,142)	(1,578)
Repurchase of common stock warrant	(3,750)	—
Cash dividends paid on preferred stock	—	(4,163)
Cash dividends paid on common stock	(11,935)	(11,125)
Net change in financing activities	(194,803)	(63,096)

Net change in cash and cash equivalents	(13,822)	(71,660)

Cash and cash equivalents, beginning of year	96,872	210,102

Cash and cash equivalents, end of period	$83,050	$138,442

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$11,993	$15,501
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,420	2,545

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

Note 2.       Recent Accounting Pronouncements

Goodwill:  In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We are assessing the impact of ASU 2011-08 on our goodwill impairment test but do not expect an impact on our financial condition or results of operations.

Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

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

Receivables:  In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 was effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The impact of ASU 2011-02 on our disclosures is reflected in Note 4 — Loan and Lease Financings.

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

Note 3.       Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
U.S. Treasury and Federal agencies securities	$356,144	$10,475	$(113)	$366,506
U.S. States and political subdivisions securities	104,498	6,187	(674)	110,011
Mortgage-backed securities — Federal agencies	315,188	11,806	(74)	326,920
Corporate debt securities	36,461	386	(186)	36,661
Foreign government and other securities	5,699	32	(1)	5,730
Total debt securities	817,990	28,886	(1,048)	845,828
Marketable equity securities	2,346	2,338	(5)	4,679
Total investment securities available-for-sale	$820,336	$31,224	$(1,053)	$850,507

December 31, 2010
U.S. Treasury and Federal agencies securities	$442,612	$5,546	$(849)	$447,309
U.S. States and political subdivisions securities	147,679	4,381	(1,753)	150,307
Mortgage-backed securities — Federal agencies	309,046	7,854	(232)	316,668
Corporate debt securities	45,778	182	(345)	45,615
Foreign government and other securities	5,732	18	(34)	5,716
Total debt securities	950,847	17,981	(3,213)	965,615
Marketable equity securities	1,254	2,152	(3)	3,403
Total investment securities available-for-sale	$952,101	$20,133	$(3,216)	$969,018

At September 30, 2011 and December 31, 2010, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at September 30, 2011 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$37,493	$37,748
Due after one year through five years	334,790	343,533
Due after five years through ten years	123,342	131,124
Due after ten years	7,177	6,503
Mortgage-backed securities	315,188	326,920
Total debt securities available-for-sale	$817,990	$845,828

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  The gross gains and losses in the first nine months of 2011 primarily reflect the sale of municipal, Farmer Mac, FHLB, corporate and FFCB debt securities.  The sale of municipal securities was to reduce credit risk exposure in certain states.  The action to sell agency securities was to improve future yield.  There was no impact to other than temporary impairment (OTTI) as a result of the 2011 sales.  The gross gains and losses in the first nine months of 2010 primarily reflect the disposition of FNMA and FHLMC debt securities.  There were no OTTI write-downs in 2011 or 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross realized gains	$63	$—	$1,662	$292
Gross realized losses	(46)	(24)	(284)	(36)
Net realized gains (losses)	$17	$(24)	$1,378	$256

There were net losses of $19 thousand for the nine months ended September 30, 2011 and no gains or losses for the nine months ended September 30, 2010 on $0.12  million and $0.14 million in trading securities outstanding at September 30, 2011 and at December 31, 2010, respectively.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
U.S. Treasury and Federal agencies securities	$39,887	$(113)	$—	$—	$39,887	$(113)
U.S. States and political subdivisions securities	—	—	6,503	(674)	6,503	(674)
Mortgage-backed securities - Federal agencies	19,777	(59)	3,965	(14)	23,742	(73)
Corporate debt securities	10,245	(72)	3,410	(115)	13,655	(187)
Foreign government and other securities	1,004	(1)	—	—	1,004	(1)
Total debt securities	70,913	(245)	13,878	(803)	84,791	(1,048)
Marketable equity securities	4	(1)	3	(4)	7	(5)
Total investment securities available-for-sale	$70,917	$(246)	$13,881	$(807)	$84,798	$(1,053)

December 31, 2010
U.S. Treasury and Federal agencies securities	$158,497	$(849)	$—	$—	$158,497	$(849)
U.S. States and political subdivisions securities	9,226	(246)	9,055	(1,507)	18,281	(1,753)
Mortgage-backed securities - Federal agencies	23,351	(213)	4,887	(19)	28,238	(232)
Corporate debt securities	26,407	(345)	—	—	26,407	(345)
Foreign government and other securities	3,015	(34)	—	—	3,015	(34)
Total debt securities	220,496	(1,687)	13,942	(1,526)	234,438	(3,213)
Marketable equity securities	—	—	5	(3)	5	(3)
Total investment securities available-for-sale	$220,496	$(1,687)	$13,947	$(1,529)	$234,443	$(3,216)

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

At September 30, 2011, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  We do not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2011, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At September 30, 2011 and December 31, 2010, investment securities with carrying values of $275.36 million and $299.88 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

All loans and leases, except residential real estate loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality.  The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on our safety and soundness.  Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $100,000 are reviewed quarterly as part of management’s evaluation of the adequacy of the reserve for loan and lease losses.  Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit our exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention.  Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered “classified” and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe “doubtful” (grade 11) and “loss” (grade 12).

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2011
Commercial and agricultural loans	$511,070	$46,322	$557,392
Auto, light truck and environmental equipment	437,914	4,213	442,127
Medium and heavy duty truck	145,420	7,283	152,703
Aircraft financing	571,714	41,992	613,706
Construction equipment financing	236,950	23,291	260,241
Commercial real estate	501,843	54,444	556,287
Total	$2,404,911	$177,545	$2,582,456

December 31, 2010
Commercial and agricultural loans	$483,603	$46,625	$530,228
Auto, light truck and environmental equipment	389,774	6,726	396,500
Medium and heavy duty truck	143,431	19,393	162,824
Aircraft financing	555,106	59,251	614,357
Construction equipment financing	246,644	38,990	285,634
Commercial real estate	532,581	62,148	594,729
Total	$2,351,139	$233,133	$2,584,272

The table below presents the recorded investment in residential real estate and consumer loans by performing or non-performing status.  Non-performing loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2011
Residential real estate	$399,224	$4,839	$404,063
Consumer	96,312	463	96,775
Total	$495,536	$5,302	$500,838

December 31, 2010
Residential real estate	$385,729	$5,222	$390,951
Consumer	94,973	427	95,400
Total	$480,702	$5,649	$486,351

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
September 30, 2011
Commercial and agricultural loans	$546,144	$366	$—	$—	$546,510	$10,882	$557,392
Auto, light truck and environmental equipment	439,360	439	246	—	440,045	2,082	442,127
Medium and heavy duty truck	149,070	61	—	—	149,131	3,572	152,703
Aircraft financing	596,710	228	3,356	—	600,294	13,412	613,706
Construction equipment financing	255,074	688	541	—	256,303	3,938	260,241
Commercial real estate	530,110	279	2,913	—	533,302	22,985	556,287
Residential real estate	396,369	2,289	566	517	399,741	4,322	404,063
Consumer	94,873	1,189	250	107	96,419	356	96,775
Total	$3,007,710	$5,539	$7,872	$624	$3,021,745	$61,549	$3,083,294

December 31, 2010
Commercial and agricultural loans	$521,363	$760	$22	$—	$522,145	$8,083	$530,228
Auto, light truck and environmental equipment	391,925	528	715	—	393,168	3,332	396,500
Medium and heavy duty truck	157,723	33	—	—	157,756	5,068	162,824
Aircraft financing	580,174	16,097	188	—	596,459	17,898	614,357
Construction equipment financing	275,204	1,254	601	—	277,059	8,575	285,634
Commercial real estate	567,254	759	94	—	568,107	26,622	594,729
Residential real estate	381,368	3,781	580	264	385,993	4,958	390,951
Consumer	93,290	1,152	531	98	95,071	329	95,400
Total	$2,968,301	$24,364	$2,731	$362	$2,995,758	$74,865	$3,070,623

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan or lease agreement.  Loans or leases, for which the terms have been materially modified for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
September 30, 2011
With no related allowance recorded:
Commercial and agricultural loans	$2,201	$2,201	$—
Auto, light truck and environmental equipment	1,002	1,002	—
Medium and heavy duty truck	2,725	2,725	—
Aircraft financing	1,412	1,412	—
Construction equipment financing	3,780	3,780	—
Commercial real estate	16,304	16,303	—
Residential real estate	—	—	—
Consumer	212	211	—
Total with no related allowance recorded	27,636	27,634	—
With an allowance recorded:
Commercial and agricultural loans	8,290	8,290	1,488
Auto, light truck and environmental equipment	107	107	5
Medium and heavy duty truck	859	859	161
Aircraft financing	11,829	11,829	3,120
Construction equipment financing	—	—	—
Commercial real estate	7,510	7,515	1,060
Residential real estate	—	—	—
Consumer	—	—	—
Total with an allowance recorded	28,595	28,600	5,834
Total impaired loans	$56,231	$56,234	$5,834

December 31, 2010
With no related allowance recorded:
Commercial and agricultural loans	$4,930	$4,930	$—
Auto, light truck and environmental equipment	1,596	1,597	—
Medium and heavy duty truck	1,748	1,748	—
Aircraft financing	4,509	4,509	—
Construction equipment financing	5,534	5,535	—
Commercial real estate	21,071	21,071	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related allowance recorded	39,388	39,390	—
With an allowance recorded:
Commercial and agricultural loans	8,282	8,281	4,190
Auto, light truck and environmental equipment	1,136	1,136	377
Medium and heavy duty truck	3,347	3,347	1,049
Aircraft financing	13,913	13,913	2,050
Construction equipment financing	3,374	3,379	648
Commercial real estate	8,625	8,630	893
Residential real estate	—	—	—
Consumer	—	—	—
Total with an allowance recorded	38,677	38,686	9,207
Total impaired loans	$78,065	$78,076	$9,207

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010
(Dollars in thousands)	Average Recorded Investment	Interest Income	Interest Income	Average Recorded Investment	Interest Income	Interest Income
Commercial and agricultural loans	$10,437	$101	$244	$11,583	$331	$450
Auto, light truck and environmental equipment	1,378	—	2	1,796	1	2
Medium and heavy duty truck	3,770	15	2	4,310	18	5
Aircraft financing	14,882	—	(29)	16,076	15	74
Construction equipment financing	3,922	7	62	6,174	23	231
Commercial real estate	24,481	39	46	28,264	153	90
Residential real estate	—	—	—	—	—	—
Consumer	141	1	—	47	1	—
Total	$59,011	$163	$327	$68,250	$542	$852

Our loan and lease portfolio also includes certain loans and leases that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans and leases in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans.  If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Performing loans and leases classified as troubled debt restructuring during the three and nine months ended September 30, 2011, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonperforming assets.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial and agricultural loans	6	$356	7	$504
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	1	—
Construction equipment financing	—	—	1	224
Commercial real estate	3	196	4	262
Residential real estate	—	—	—	—
Consumer	2	212	2	212
Total	11	$764	15	$1,202

Troubled debt restructured loans and leases which had payment defaults during the three and nine months ended September 30, 2011, segregated by class, are shown in the table below.  Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial and agricultural loans	2	$6,140	2	$6,140
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	2	552
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	2	90
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	2	$6,140	6	$6,782

As of December 31, 2010, we had $7.31 million of performing loans and leases classified as troubled debt restructuring.

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

The reserve for loan and lease losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  For purposes of determining the reserve, we have segmented our loans and leases into classes based on the associated risks within these segments.  We have determined that eight classes exist within our loan and lease portfolio.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans and leases without specific reserves, formula reserves (calculated by applying loss factors based upon a review of historical loss experience and qualitative factors) for each business lending division portfolio, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2011 and 2010 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
September 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$16,814	$9,041	$4,584	$28,561	$6,802	$15,400	$2,657	$1,151	$85,010
Charge-offs	152	10	—	2,073	—	72	37	341	2,685
Recoveries	118	78	1	96	144	50	19	119	625
Net charge-offs (recoveries)	34	(68)	(1)	1,977	(144)	22	18	222	2,060
Provision (recovery of provision)	(2,056)	(908)	(1,217)	4,482	(691)	1,397	44	209	1,260
Balance, end of period	$14,724	$8,201	$3,368	$31,066	$6,255	$16,775	$2,683	$1,138	$84,210
Ending balance: individually evaluated for impairment	$1,488	$5	$161	$3,120	$—	$1,060	$—	$—	$5,834
Ending balance: collectively evaluated for impairment	$13,236	$8,196	$3,207	$27,946	$6,255	$15,715	$2,683	$1,138	$78,376

Financing receivables:
Ending balance	$557,392	$442,127	$152,703	$613,706	$260,241	$556,287	$404,063	$96,775	$3,083,294
Ending balance: individually evaluated for impairment	$10,491	$1,109	$3,584	$13,241	$3,780	$23,814	$—	$—	$56,019
Ending balance: collectively evaluated for impairment	$546,901	$441,018	$149,119	$600,465	$256,461	$532,473	$404,063	$96,775	$3,027,275

September 30, 2010
Reserve for loan and lease losses
Balance, beginning of period	$19,680	$9,340	$7,683	$24,936	$9,178	$12,750	$984	$3,463	$88,014
Charge-offs	694	103	—	1,493	—	2,572	19	470	5,351
Recoveries	897	17	8	61	129	15	20	121	1,268
Net charge-offs (recoveries)	(203)	86	(8)	1,432	(129)	2,557	(1)	349	4,083
Provision (recovery of provision)	1,409	26	(648)	4,291	(952)	1,035	(7)	424	5,578
Balance, end of period	$21,292	$9,280	$7,043	$27,795	$8,355	$11,228	$978	$3,538	$89,509
Ending balance: individually evaluated for impairment	$4,313	$408	$1,393	$2,066	$999	$908	$—	$—	$10,087
Ending balance: collectively evaluated for impairment	$16,979	$8,872	$5,650	$25,729	$7,356	$10,320	$978	$3,538	$79,422

Financing receivables:
Ending balance	$535,874	$397,297	$174,459	$620,996	$304,035	$584,108	$395,334	$100,076	$3,112,179
Ending balance: individually evaluated for impairment	$21,875	$3,149	$6,348	$14,623	$11,713	$29,371	$—	$—	$87,079
Ending balance: collectively evaluated for impairment	$513,999	$394,148	$168,111	$606,373	$292,322	$554,737	$395,334	$100,076	$3,025,100

Changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2011 and 2010 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
September 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	1,109	335	—	3,701	853	2,537	191	1,193	9,919
Recoveries	1,734	148	2	860	242	336	53	355	3,730
Net charge-offs (recoveries)	(625)	187	(2)	2,841	611	2,201	138	838	6,189
Provision (recovery of provision)	(6,445)	846	(2,402)	4,096	(1,573)	7,799	303	901	3,525
Balance, end of period	$14,724	$8,201	$3,368	$31,066	$6,255	$16,775	$2,683	$1,138	$84,210
Ending balance: individually evaluated for impairment	$1,488	$5	$161	$3,120	$—	$1,060	$—	$—	$5,834
Ending balance: collectively evaluated for impairment	$13,236	$8,196	$3,207	$27,946	$6,255	$15,715	$2,683	$1,138	$78,376

Financing receivables:
Ending balance	$557,392	$442,127	$152,703	$613,706	$260,241	$556,287	$404,063	$96,775	$3,083,294
Ending balance: individually evaluated for impairment	$10,491	$1,109	$3,584	$13,241	$3,780	$23,814	$—	$—	$56,019
Ending balance: collectively evaluated for impairment	$546,901	$441,018	$149,119	$600,465	$256,461	$532,473	$404,063	$96,775	$3,027,275

September 30, 2010
Reserve for loan and lease losses
Balance, beginning of period	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Charge-offs	1,584	907	1,879	4,268	1,648	5,112	379	1,279	17,056
Recoveries	1,461	60	47	224	273	38	44	418	2,565
Net charge-offs (recoveries)	123	847	1,832	4,044	1,375	5,074	335	861	14,491
Provision (recovery of provision)	(2,602)	497	2,689	7,032	855	5,849	433	1,011	15,764
Balance, end of period	$21,292	$9,280	$7,043	$27,795	$8,355	$11,228	$978	$3,538	$89,509
Ending balance: individually evaluated for impairment	$4,313	$408	$1,393	$2,066	$999	$908	$—	$—	$10,087
Ending balance: collectively evaluated for impairment	$16,979	$8,872	$5,650	$25,729	$7,356	$10,320	$978	$3,538	$79,422

Financing receivables:
Ending balance	$535,874	$397,297	$174,459	$620,996	$304,035	$584,108	$395,334	$100,076	$3,112,179
Ending balance: individually evaluated for impairment	$21,875	$3,149	$6,348	$14,623	$11,713	$29,371	$—	$—	$87,079
Ending balance: collectively evaluated for impairment	$513,999	$394,148	$168,111	$606,373	$292,322	$554,737	$395,334	$100,076	$3,025,100

Note 6.       Mortgage Servicing Assets

We recognize the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  We allocate a portion of the total proceeds of a mortgage loan to servicing rights based on the fair value.  The unpaid principal balance of residential mortgage loans serviced for third parties was $1.03 billion and $1.08 billion at September 30, 2011 and December 31, 2010, respectively.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Mortgage servicing assets:
Balance at beginning of period	$6,419	$8,168	$7,556	$8,749
Additions	270	1,493	591	3,034
Amortization	(667)	(816)	(2,125)	(2,277)
Sales	—	(657)	—	(1,318)
Carrying value before valuation allowance at end of period	6,022	8,188	6,022	8,188

Valuation allowance:
Balance at beginning of period	(16)	(971)	—	(1)
Impairment (charges) recoveries	(214)	149	(230)	(821)
Balance at end of period	$(230)	$(822)	$(230)	$(822)
Net carrying value of mortgage servicing assets at end of period	$5,792	$7,366	$5,792	$7,366
Fair value of mortgage servicing assets at end of period	$7,364	$7,646	$7,364	$7,646

During the nine months ended September 30, 2011 and 2010, management determined that it was not necessary to permanently write-down any previously established valuation allowance.  At September 30, 2011 and 2010, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $1.57 million and $0.28 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights follow:

	September 30,
	2011	2010
Expected weighted-average life (in years)	3.48	3.59
Weighted-average constant prepayment rate (CPR)	27.00%	29.76%
Weighted-average discount rate	8.85%	8.41%

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.02 million and $1.00 million for the three months ended September 30, 2011 and 2010, respectively.  Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.07 million and $2.98 million for the nine months ended September 30, 2011 and 2010, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk

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

We issue letters of credit which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.  Standby letters of credit totaled $13.97 million and $17.84 million at September 30, 2011 and December 31, 2010, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

On December 28, 2010, 1st Source entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage for $1.95 million.  Although the City of South Bend took possession of the parking garage on that date, the proceeds were placed in an escrow account.  Under the terms of the agreement, receipt of the proceeds from the escrow is contingent upon 1st Source investing $5.40 million into its properties within the City of South Bend by December 31, 2013.  1st Source intends to fulfill that commitment and expects to receive the proceeds from escrow within the next twelve months.  As of June 30, 2011, the parking garage asset was classified as held for sale and included in accrued income and other assets on the Statement of Financial Condition.

Note 8.       Derivative Financial Instruments

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments.  See Note 7 for further information.

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

At September 30, 2011 and December 31, 2010, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	location	value	location	value
September 30, 2011
Interest rate swap contracts	$439,883	Other assets	$17,792	Other liabilities	$18,251
Loan commitments	64,972	Mortgages held for sale	270	N/A	—
Forward contracts	30,000	N/A	—	Mortgages held for sale	267
Total	$534,855		$18,062		$18,518

December 31, 2010
Interest rate swap contracts	$446,224	Other assets	$14,959	Other liabilities	$15,384
Loan commitments	28,666	Mortgages held for sale	30	N/A	—
Forward contracts	40,320	Mortgages held for sale	451	N/A	—
Total	$515,210		$15,440		$15,384

For the three and nine months ended September 30, 2011 and 2010, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended		Nine Months Ended
	Statement of	September 30,		September 30,
(Dollars in thousands)	Income location	2011	2010	2011	2010
Interest rate swap contracts	Other expense	$230	$110	$47	$(68)
Interest rate swap contracts	Other income	182	79	351	197
Loan commitments	Mortgage banking income	191	3	240	399
Forward contracts	Mortgage banking income	(259)	1,093	(718)	(1,260)
Total		$344	$1,285	$(80)	$(732)

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 40,508 were considered antidilutive as of September 30, 2010.  No stock options were considered antidilutive as of September 30, 2011.  A stock warrant of 837,947 shares was considered antidilutive as of September 30, 2010.  No stock warrants were outstanding as of September 30, 2011.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands - except per share amounts)	2011	2010	2011	2010
Distributed earnings allocated to common stock	$3,874	$3,641	$11,650	$10,900
Undistributed earnings allocated to common stock	7,482	5,732	24,901	12,390
Net earnings allocated to common stock	11,356	9,373	36,551	23,290
Net earnings allocated to participating securities	184	109	462	238
Net income allocated to common stock and participating securities	$11,540	$9,482	$37,013	$23,528

Weighted average shares outstanding for basic earnings per common share	24,213,063	24,247,236	24,246,041	24,247,468
Dilutive effect of stock compensation	10,369	6,647	9,316	6,558
Weighted average shares outstanding for diluted earnings per common share	24,223,432	24,253,883	24,255,357	24,254,026

Basic earnings per common share	$0.47	$0.39	$1.51	$0.96
Diluted earnings per common share	$0.47	$0.39	$1.51	$0.96

Note 10.     Stock-Based Compensation

As of September 30, 2011, we had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2010.  These plans include the 2001 Stock Option Plan, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but we had not made any grants through September 30, 2011.

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

The stock-based compensation expense recognized in the condensed consolidated statement of income for the nine months ended September 30, 2011 and 2010 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the third quarter of 2011 (September 30, 2011) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was $4 thousand and $9 thousand, net of tax, for the nine months ended September 30, 2011 and 2010, respectively.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)
Options outstanding, beginning of year	62,508	$17.18
Granted	—	—
Exercised	—	—
Forfeited	(35,008)	20.10
Options outstanding at September 30, 2011	27,500	$13.46	1.26	$203

Vested and expected to vest at September 30, 2011	27,500	$13.46	1.26	$203
Exercisable at September 30, 2011	27,500	$13.46	1.26	$203

No options were granted during the nine months ended September 30, 2011.

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$12.04	22,000	1.56	$12.04	22,000	$12.04
19.15	5,500	0.07	19.15	5,500	19.15

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model.

As of September 30, 2011, there was $6.89 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.78 years.

Note 11.    Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.58 million at September 30, 2011 and $1.52 million at December 31, 2010.  Interest and penalties were recognized through the income tax provision.  For the nine months ending September 30, 2011 and 2010, we recognized approximately $(0.04) million and $0.03 million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.56 million and $0.60 million were accrued at September 30, 2011 and December 31, 2010, respectively.

Tax years that remain open and subject to audit include the federal 2008-2010 years and the Indiana 2007-2010 years.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million.  We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 12.    Fair Value Measurements

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

We elected fair value accounting for mortgages held for sale.  We believe the election for mortgages held for sale (which are hedged with free-standing derivatives [economic hedges]) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At September 30, 2011 and December 31, 2010, all mortgages held for sale are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
September 30, 2011
Mortgages held for sale reported at fair value	$13,219	$12,781	$438	(1)

December 31, 2010
Mortgages held for sale reported at fair value	$32,599	$32,285	$314	(1)

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

The table below presents the balance of assets and liabilities at September 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2011
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,073	$346,433	$—	$366,506
U.S. States and political subdivisions securities	—	98,858	11,153	110,011
Mortgage-backed securities — Federal agencies	—	326,920	—	326,920
Corporate debt securities	—	36,661	—	36,661
Foreign government and other securities	—	5,055	675	5,730
Total debt securities	20,073	813,927	11,828	845,828
Marketable equity securities	4,679	—	—	4,679
Total investment securities available-for-sale	24,752	813,927	11,828	850,507
Trading account securities	119	—	—	119
Mortgages held for sale	—	13,219	—	13,219
Accrued income and other assets (Interest rate swap agreements)	—	17,792	—	17,792
Total	$24,871	$844,938	$11,828	$881,637

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$18,251	$—	$18,251
Total	$—	$18,251	$—	$18,251

December 31, 2010
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,186	$427,123	$—	$447,309
U.S. States and political subdivisions securities	—	134,001	16,306	150,307
Mortgage-backed securities — Federal agencies	—	316,668	—	316,668
Corporate debt securities	—	35,623	9,992	45,615
Foreign government and other securities	—	5,041	675	5,716
Total debt securities	20,186	918,456	26,973	965,615
Marketable equity securities	3,403	—	—	3,403
Total investment securities available-for-sale	23,589	918,456	26,973	969,018
Trading account securities	138	—	—	138
Mortgages held for sale	—	32,599	—	32,599
Accrued income and other assets (Interest rate swap agreements)	—	14,959	—	14,959
Total	$23,727	$966,014	$26,973	$1,016,714

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$15,384	$—	$15,384
Total	$—	$15,384	$—	$15,384

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2011 and 2010 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Marketable equity securities	Foreign government and other securities	Investment securities available- for-sale
Beginning balance July 1, 2011	$12,455	$—	$675	$13,130
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	94	—	—	94
Purchases	350	—	—	350
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(1,746)	—	—	(1,746)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance September 30, 2011	$11,153	$—	$675	$11,828

Beginning balance July 1, 2010	$9,324	$9	$675	$10,008
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	73	—	—	73
Purchases	—	—	100	100
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(642)	—	(100)	(742)
Transfers into Level 3	10,865	—	—	10,865
Transfers out of Level 3	—	—	—	—
Ending balance September 30, 2010	$19,620	$9	$675	$20,304

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2011 or 2010.  No transfers between levels occurred during the nine months ended September 30, 2011.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2011:  impaired loans - $0.00 million; partnership investments — $(0.06) million; mortgage servicing rights - $0.21 million; repossessions - $0.27 million, and other real estate - $0.09 million.

The table below presents the carrying value of assets at September 30, 2011 and December 31, 2010 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2011
Loans	$—	$—	$56,234	$56,234
Accrued income and other assets (partnership investments)	—	—	1,847	1,847
Accrued income and other assets (mortgage servicing rights)	—	—	5,792	5,792
Accrued income and other assets (repossessions)	—	—	4,918	4,918
Accrued income and other assets (other real estate)	—	—	9,546	9,546
	$—	$—	$78,337	$78,337

December 31, 2010
Loans	$—	$—	$78,076	$78,076
Accrued income and other assets (partnership investments)	—	—	1,964	1,964
Accrued income and other assets (mortgage servicing rights)	—	—	7,556	7,556
Accrued income and other assets (repossessions)	—	—	5,670	5,670
Accrued income and other assets (other real estate)	—	—	7,592	7,592
	$—	$—	$100,858	$100,858

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of our financial instruments as of September 30, 2011 and December 31, 2010 are summarized in the table below.

	September 30, 2011		December 31, 2010
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$57,986	$57,986	$62,313	$62,313
Federal funds sold and interest bearing deposits with other banks	25,064	25,064	34,559	34,559
Investment securities, available-for-sale	850,507	850,507	969,018	969,018
Other investments and trading account securities	19,092	19,092	21,481	21,481
Mortgages held for sale	13,219	13,219	32,599	32,599
Loans and leases, net of reserve for loan and lease losses	2,999,084	3,114,118	2,983,749	3,040,895
Cash surrender value of life insurance policies	54,222	54,222	54,182	54,182
Mortgage servicing rights	5,792	7,364	7,556	8,785
Interest rate swaps	17,792	17,792	14,959	14,959
Liabilities:
Deposits	$3,447,585	$3,476,014	$3,622,745	$3,654,067
Short-term borrowings	140,938	140,938	155,989	155,989
Long-term debt and mandatorily redeemable securities	37,064	37,556	24,816	25,072
Subordinated notes	89,692	82,864	89,692	79,811
Interest rate swaps	18,251	18,251	15,384	15,384
Off-balance-sheet instruments *	—	128	—	134

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

The following management’s discussion and analysis is presented to provide information concerning our financial condition as of September 30, 2011, as compared to December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2010 Annual Report.

FINANCIAL CONDITION

Our total assets at September 30, 2011 were $4.31 billion, a decrease of $139.34 million or 3.13% from December 31, 2010.  Total loans and leases were $3.08 billion, an increase of $12.67 million or 0.41% from December 31, 2010.  Fed funds sold and interest bearing deposits with other banks were $25.06 million, a decrease of $9.50 million or 27.47% from December 31, 2010.  Net premises and equipment increased $7.08 million or 20.89% from $33.88 million as of December 31, 2010 to $40.96 million as of September 30, 2011.  Total investment securities, available for sale were $850.51 million which represented a decrease of $118.51 million or 12.23% and total deposits were $3.45 billion, a decrease of $175.16 million or 4.84% over the comparable figures at the end of 2010.

Nonperforming assets at September 30, 2011 were $77.03 million, which was a decrease of $11.68 million or 13.17% from the $88.71 million reported at December 31, 2010.  At September 30, 2011 and December 31, 2010, nonperforming assets were 2.43% and 2.81%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Accrued income and other assets:
Bank owned life insurance cash surrender value	$54,222	$54,182
Accrued interest receivable	13,216	14,218
Mortgage servicing assets	5,792	7,556
Other real estate	8,032	6,392
Former bank premises held for sale	1,514	1,200
Repossessions	4,918	5,670
All other assets	49,240	51,370
Total accrued income and other assets	$136,934	$140,588

CAPITAL

As of September 30, 2011, total shareholders’ equity was $516.88 million, up $30.50 million or 6.27% from the $486.38 million at December 31, 2010.  In addition to net income of $37.01 million, other significant changes in shareholders’ equity during the first nine months of 2011 included $11.72 million of dividends paid and $3.75 million of a common stock warrant repurchased.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $18.75 million at September 30, 2011, compared to $10.51 million at December 31, 2010.  The increase in accumulated other comprehensive income/(loss) during 2011 was primarily a result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 12.00% as of September 30, 2011, compared to 10.94% at December 31, 2010.  Book value per common share rose to $21.35 at September 30, 2011, from $20.12 at December 31, 2010.

We declared and paid dividends per common share of $0.16 during the third quarter of 2011.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 36.36%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Corporation’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2011, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$540,223	16.26%	$265,804	8.00%	$332,255	10.00%
1st Source Bank	531,713	16.05	264,966	8.00	331,207	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	497,091	14.96	132,902	4.00	199,353	6.00
1st Source Bank	489,495	14.78	132,483	4.00	198,724	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	497,091	11.76	169,084	4.00	211,356	5.00
1st Source Bank	489,495	11.61	168,626	4.00	210,783	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  While at September 30, 2011 there were no amounts outstanding, we could borrow approximately $255.00 million for a short time from these banks on a collective basis.  As of September 30, 2011, the Bank had $25.93 million outstanding in FHLB advances and could borrow an additional $169.70 million.  We also had $360.30 million available to borrow from the FRB with no amounts outstanding as of September 30, 2011.

Our loan to asset ratio was 71.61% at September 30, 2011 compared to 69.08% at December 31, 2010 and 68.67% at September 30, 2010.  Cash and cash equivalents totaled $83.05 million at September 30, 2011 compared to $96.87 million at December 31, 2010 and $138.44 million at September 30, 2010.  At September 30, 2011, the consolidated statement of financial condition was rate sensitive by $49.93 million more assets than liabilities scheduled to reprice within one year, or approximately 1.02%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

In addition, the State of Indiana recently changed the law governing the collateralization of public fund deposits.  Under the new law, the Indiana Board of Depositories will determine what financial institutions are required to pledge collateral.  We have been informed that no collateral is necessary through December 31, 2011 for our Indiana public fund deposits.  However, pending legislation could alter this requirement in the future.  Our potential liquidity exposure if we must pledge collateral is approximately $473 million.

RESULTS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 2011 was $11.54 million and $37.01 million, compared to $11.20 million and $28.68 million for the same periods in 2010.  Diluted net income per common share was $0.47 and $1.51 respectively, for the three and nine month periods ended September 30, 2011, compared to $0.39 and $0.96 for the same periods in 2010.  Return on average common shareholders’ equity was 9.86% for the nine months ended September 30, 2011, compared to 6.52% in 2010.  The return on total average assets was 1.13% for the nine months ended September 30, 2011, compared to 0.85% in 2010.

The increase in net income for the nine months ended September 30, 2011, over the first nine months of 2010, was primarily the result of decreases in provision for loan and lease losses and noninterest expense and an increase in net interest income.  This positive impact to net income was partially offset by a decrease in noninterest income.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended September 30, 2011 was $37.22 million, a decrease of 2.11% over the same period in 2010.  The net interest margin on a fully taxable equivalent basis was 3.66% for the three months ended September 30, 2011, compared to 3.61% for the three months ended September 30, 2010.  The taxable equivalent net interest income for the nine months ended September 30, 2011 was $113.01 million, an increase of 1.90% over 2010, resulting in a net yield of 3.70%, compared to a net yield of 3.56% for the same period in 2010.

During the three and nine month periods ended September 30, 2011, average earning assets decreased $148.61 million or 3.55% and $81.46 million or 1.95% respectively, over the comparable periods in 2010.  Average interest-bearing liabilities decreased $145.98 million or 4.35% and $85.13 million or 2.52% respectively, for the three and nine month periods ended September 30, 2011 over the comparable periods one year ago.  The yield on average earning assets decreased 21 basis points to 4.64% for the third quarter of 2011 from 4.85% for the third quarter of 2010.  The yield on average earning assets for the nine month period ended September 30, 2011 decreased 19 basis points to 4.70% from 4.89% for the nine month period ended September 30, 2010.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 31 basis points to 1.23% for the third quarter 2011 from 1.54% for the third quarter 2010.  Total cost of average interest-bearing liabilities decreased 39 basis points to 1.24% for the nine months ended September 30, 2011, from 1.63% for the nine months ended September 30, 2010.  The result to the net interest margin, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities, was an increase of 5 basis points and 14 basis points respectively, for the three and nine month periods ended September 30, 2011 from September 30, 2010.

The largest contributor to the decrease in the yield on average earning assets for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was a reduction in yields on taxable investment securities of 49 basis points.  Total average investment securities decreased $21.99 million or 2.45% for the third quarter and increased $11.85 million or 1.31% for the nine month period over one year ago.  Average mortgages held for sale decreased $67.59 million or 89.02% and $34.00 million or 76.97% respectively, for the three and nine month periods ended September 30, 2011, over the comparable periods a year ago due to the elimination of our wholesale broker activity.  Average net loans and leases decreased $33.28 million or 1.06% for the third quarter of 2011 from the third quarter of 2010 and $33.18 million or 1.06% for the nine months ended September 30, 2011 compared to the same period in 2010.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances,

Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $25.75 million or 31.71% and $26.13 million or 24.97% respectively, for the three and nine month periods ended September 30, 2011, over the comparable periods a year ago.

Average interest-bearing deposits decreased $142.47 million or 4.63% and $80.19 million or 2.58% respectively, for the third quarter of 2011 and first nine months of 2011 over the same periods in 2010.  The effective rate paid on average interest-bearing deposits decreased 34 basis points to 1.05% for the third quarter 2011 compared to 1.39% for the third quarter 2010.  The effective rate paid on average interest-bearing deposits decreased 42 basis points to 1.07% for the first nine months of 2011 compared to 1.49% for the first nine months of 2010.  The decline in the average cost of interest-bearing deposits during the third quarter and first nine months of 2011 as compared to the third quarter and first nine months of 2010 was primarily the result of interest rate re-pricing on maturing certificates of deposit.

Average short-term borrowings decreased $7.25 million or 4.51% and $9.83 million or 6.21% respectively, for the third quarter of 2011 and the first nine months of 2011, compared to the same periods in 2010.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements and lower secured borrowings.  Interest paid on short-term borrowings decreased 34 basis points for the third quarter of 2011 and 30 basis points for the first nine months of 2011 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $3.74 million or 11.30% during the third quarter of 2011 as compared to the third quarter of 2010 and increased $4.89 million or 18.22% during the first nine months of 2011 as compared to the first nine months of 2010.  The increase in long-term borrowings was the result of higher borrowings with the Federal Home Loan Bank offset by lower borrowings on a line of credit.  Interest paid on long-term borrowings increased 37 basis points for the third quarter due to higher effective rates on mandatorily redeemable securities and decreased 38 basis points for the first nine months of 2011 due to lower effective rates on new Federal Home Loan Bank borrowings.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three months ended September 30,						Nine months ended September 30,
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$762,807	$4,694	2.44%	$728,684	$4,931	2.68%	$790,029	$14,088	2.38%	$728,427	$15,611	2.87%
Tax exempt	110,946	1,375	4.92%	167,059	2,018	4.79%	123,667	4,610	4.98%	173,417	6,258	4.82%
Mortgages - held for sale	8,341	96	4.57%	75,934	886	4.63%	10,174	335	4.40%	44,175	1,610	4.87%
Net loans and leases	3,096,168	40,794	5.23%	3,129,445	43,022	5.45%	3,083,747	123,873	5.37%	3,116,927	128,055	5.49%
Other investments	55,461	217	1.55%	81,210	219	1.07%	78,527	707	1.20%	104,659	743	0.95%

Total Earning Assets	4,033,723	47,176	4.64%	4,182,332	51,076	4.85%	4,086,144	143,613	4.70%	4,167,605	152,277	4.89%

Cash and due from banks	58,759			62,339			58,792			60,392
Reserve for loan and lease losses	(85,635)			(89,572)			(87,154)			(89,248)
Other assets	335,559			363,294			338,468			368,509

Total	$4,342,406			$4,518,393			$4,396,250			$4,507,258

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$2,932,021	$7,756	1.05%	$3,074,493	$10,790	1.39%	$3,029,337	$24,273	1.07%	$3,109,528	$34,768	1.49%
Short-term borrowings	153,344	77	0.20%	160,594	219	0.54%	148,557	240	0.22%	158,385	613	0.52%
Subordinated notes	89,692	1,647	7.29%	89,692	1,648	7.29%	89,692	4,942	7.37%	89,692	4,942	7.37%
Long-term debt and mandatorily redeemable securities	36,882	480	5.16%	33,138	400	4.79%	31,762	1,144	4.82%	26,868	1,045	5.20%

Total Interest-Bearing Liabilities	3,211,939	9,960	1.23%	3,357,917	13,057	1.54%	3,299,348	30,599	1.24%	3,384,473	41,368	1.63%

Noninterest-bearing deposits	545,427			493,935			528,546			468,912
Other liabilities	71,484			68,813			66,582			66,078
Shareholders’ equity	513,556			597,728			501,774			587,795

Total	$4,342,406			$4,518,393			$4,396,250			$4,507,258

Net Interest Income		$37,216			$38,019			$113,014			$110,909

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.66%			3.61%			3.70%			3.56%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and nine month periods ended September 30, 2011 was $1.26 million and $3.53 million respectively, compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2010 of $5.58 million and $15.76 million respectively.  Net charge-offs of $2.06 million were recorded for the third quarter 2011, compared to $4.08 million for the same quarter a year ago.  Year-to-date net charge-offs of $6.19 million have been recorded in 2011, compared to $14.49 million through September 30, 2010.

On September 30, 2011, 30 day and over loan and lease delinquencies were 0.45% as compared to 0.86% on September 30, 2010.  The decrease in delinquencies was primarily in aircraft, construction equipment and commercial loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.73% as compared to 2.88% one year ago.  A summary of loan and lease loss experience during the three and nine months ended September 30, 2011 and 2010 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of September 30, 2011 and December 31, 2010 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010
Loans and leases past due 90 days or more	$624	$361	$1,104
Nonaccrual loans and leases	61,549	74,853	79,094
Other real estate	8,032	6,392	7,010
Former bank premises held for sale	1,514	1,200	2,190
Repossessions	4,918	5,670	9,665
Equipment owned under operating leases	389	236	311
Total nonperforming assets	$77,026	$88,712	$99,374

Nonperforming assets as a percentage of total loans and leases were 2.43% at September 30, 2011, 2.81% at December 31, 2010, and 3.09% at September 30, 2010.  Nonperforming assets totaled $77.03 million at September 30, 2011, a decrease of 13.17% from the $88.71 million reported at December 31, 2010, and a 22.49% decrease from the $99.37 million reported at September 30, 2010.  The decrease during the first nine months of 2011 compared to the same period in 2010 was primarily related to decreases in nonaccrual loans and leases and repossessions as the economy slowly improves.

The decrease in nonaccrual loans and leases at September 30, 2011 from September 30, 2010 was spread among the various loan portfolios except for a slight increase in commercial loans.  The largest dollar decreases at September 30, 2011 from December 31, 2010 occurred in the construction equipment, aircraft and commercial real estate portfolios and was offset by an increase in commercial loans.  A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2011 and December 31, 2010 is located in Note 4 of the Consolidated Financial Statements.

As of September 30, 2011, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $13.83 million which were comprised of $12.29 million secured by commercial real estate and included in loans secured by real estate and $1.54 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, whether local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values declined during 2011 and 2010, increasing the risk in aircraft secured transactions.

The increase over the past year in other real estate is due to foreclosing on real estate in the local market for which we have a current appraisal and is well secured.

Repossessions consisted mainly of aircraft at September 30, 2011.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010
Commercial and agricultural loans	$42	$24	$22
Auto, light truck and environmental equipment	151	475	317
Medium and heavy duty truck	—	170	308
Aircraft financing	4,593	4,795	7,127
Construction equipment financing	114	201	1,879
Commercial real estate	7,193	5,308	5,694
Residential real estate	839	1,084	1,316
Consumer loans	18	5	12
Total	$12,950	$12,062	$16,675

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $211.75 million and $201.03 million as of September 30, 2011 and December 31, 2010, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $147.91 million and $38.02 million as of September 30, 2011, respectively, compared to $134.34 million and $34.03 million as of December 31, 2010, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended September 30, 2011 and 2010 was $20.23 million and $22.75 million, respectively.  Noninterest income for the nine month period ended September 30, 2011 and 2010 was $60.61 million and $64.28 million, respectively.  Details of noninterest income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Noninterest income:
Trust fees	$3,902	$3,870	$12,305	$11,677
Service charges on deposit accounts	4,748	4,918	13,622	14,813
Mortgage banking income	1,056	2,549	2,335	3,751
Insurance commissions	1,212	1,180	3,416	3,706
Equipment rental income	5,814	6,495	17,861	19,912
Other income	3,084	2,656	9,382	8,357
Investment securities and other investment gains	414	1,083	1,686	2,059
Total noninterest income	$20,230	$22,751	$60,607	$64,275

Noninterest income decreased $2.52 million or 11.08% for the third quarter and $3.67 million or 5.71% for year-to-date 2011 as compared to the same periods in 2010.

Trust fees were flat for the three months ended September 30, 2011 and increased $0.63 million or 5.38% for the nine month periods ended September 30, 2011 over the three and nine month periods ended September 30, 2010.  The increase in trust fees was a result of an increase in market values of investment accounts.

Service charges on deposit accounts decreased $0.17 million or 3.44% and $1.19 million or 8.04% for the three and nine months ended September 30, 2011, respectively over the comparable periods one year ago.  The decline in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Mortgage banking income decreased $1.49 million or 58.57% in the third quarter of 2011 as compared to the third quarter of 2010 and $1.42 million or 37.75% for the nine months ended September 30, 2011 compared to the same period in 2010.  This negative variance was caused by reduced gains on loan sales due to lower production volumes in 2011 as a result of the elimination of broker business in late 2010.

Insurance commissions were relatively flat in the three months ended September 30, 2011 and decreased $0.29 million or 7.83% in the nine months ended September 30, 2011 over the same periods a year ago.  The decrease was due to reduced contingent commissions, primarily as a result of a high level of claims activity in our books of business. We also experienced a loss of commercial business premiums in the Fort Wayne market due to declines in business relationships.

Equipment rental income declined $0.68 million or 10.49% in the third quarter of 2011 compared to the third quarter 2010.  Equipment rental income declined $2.05 million or 10.30% for year-to-date 2011 compared to the same period in 2010.  The average equipment rental portfolio decreased 5.74% in 2011 over the same period in 2010 resulting in lower rental income.  In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.

Other income increased $0.43 million or 16.11% and $1.03 million or 12.27% for the three and nine month periods ended September 30, 2011, respectively as compared to the same periods in 2010, mainly due to higher earnout fees on the sale of assets of 1st Source Investment Advisors related to the management of the 1st Source Monogram Funds.

The decrease in investment securities and other investment gains of $0.67 million or 61.77% in the three months ended September 30, 2011 was primarily due to a gain on sale of a venture capital investment in 2010 versus no similar sale in 2011.  The decrease in investment securities and other investment gains of $0.37 million or 18.12% in the nine months ended September 30, 2011 was due to a gain on sale of a venture capital investment in 2010 versus no similar sale in 2011 and lower gains on partnership investments in 2011 versus 2010.  These negative results were offset by gains on the sale of agency securities year-to-date 2011 compared to the same period a year earlier.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended September 30, 2011 and 2010 was $37.15 million and $37.81 million, respectively.  Noninterest expense for the nine month period ended September 30, 2011 and 2010 was $111.57 million and $114.57 million, respectively.  Details of noninterest expense follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Noninterest expense:
Salaries and employee benefits	$19,476	$18,980	$57,249	$56,638
Net occupancy expense	2,237	2,200	6,608	6,626
Furniture and equipment expense	3,519	3,227	10,429	9,223
Depreciation - leased equipment	4,650	5,173	14,250	15,841
Professional fees	1,326	1,563	3,502	4,495
Supplies and communication	1,312	1,387	4,022	4,094
Business development and marketing expense	968	845	2,454	2,292
Intangible asset amortization	325	331	975	993
Loan and lease collection and repossession expense	1,387	1,449	4,211	5,822
FDIC and other insurance	874	1,420	3,508	4,761
Other expense	1,074	1,235	4,359	3,784
Total noninterest expense	$37,148	$37,810	$111,567	$114,569

Noninterest expense decreased $0.66 million or 1.75% for the third quarter and $3.00 million or 2.62% for year-to-date 2011 as compared to the same periods in 2010.  Net occupancy, supplies and communication, and intangible asset amortization all changed slightly in 2011 over the same periods in 2010.

Salaries and employee benefits increased $0.50 million or 2.62% and $0.61 million or 1.08% in the three and nine months ended September 30, 2011 versus the three and nine months ended September 30, 2010 primarily due to higher group insurance costs.

During the third quarter and first nine months of 2011, furniture and equipment expense increased $0.29 million or 9.05% and $1.21 million or 13.08%, respectively compared to the third quarter and first nine months of 2010.  The higher expense was mainly due to increased computer processing charges and corporate aircraft maintenance.

Depreciation on leased equipment decreased $0.52 million or 10.11% and $1.59 million or 10.04% in conjunction with the decrease in equipment rental income for the three and nine months ended September 30, 2011, respectively as compared to the same periods one year ago.

Professional fees decreased $0.24 million or 15.16% for the three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010 and $0.99 million or 22.09% for the nine month period ended September 30, 2011 as compared to the same period a year earlier.  The reduction in professional fees in 2011 was the result of lower consulting and legal fees.

Business development and marketing increased $0.12 million or 14.56% and $0.16 million or 7.07% for the three and nine months ended September 30, 2011, respectively versus the three and nine months ended September 30, 2010.  The higher expense was primarily due to business meals and client entertainment expense.

Loan and lease collection and repossession expense decreased slightly in the third quarter and decreased $1.61 million or 27.67% for the first nine months of 2011 as compared to the same periods in 2010 mainly due to negative valuation adjustments on repossessed aircraft in 2010 which were much lower in 2011.  This positive variance was offset by higher repurchased mortgage loan losses in 2011 compared to 2010.

FDIC and other insurance expense decreased $0.55 million or 38.45% and $1.25 million or 26.32% for the three and nine months ended September 30, 2011, respectively compared to the three and nine months ended September 30, 2010.  The lower premium expense in 2011 was a result of a new assessment base and rates imposed by the FDIC.

Other expenses decreased $0.16 million or 13.04% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Other expense increased $0.58 million or 15.20% for the nine months ended September 30, 2011 over the same period one year ago due to a charge of $1.85 million for provision on unfunded loan commitments offset by the gain on sale of the corporate aircraft.

INCOME TAXES

The provision for income taxes for the three and nine month periods ended September 30, 2011 was $6.91 million and $19.57 million, respectively compared to $5.34 million and $13.60 million for the same periods in 2010.  The effective tax rates were 37.45% and 32.30% for the third quarter ended September 30, 2011 and 2010, respectively and 34.59% and 32.17% for the nine months ended September 30, 2011 and 2010, respectively.  The effective tax rates are higher in 2011 compared to 2010 due to a decrease in tax-exempt interest in relation to income before taxes.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2010.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
July 01 - 31, 2011	—	$—	—	1,128,973
Aug 01 - 31, 2011	126	22.97	126	1,128,847
Sept 01 - 30, 2011	—	—	—	1,128,847

(1)  1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.  Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.  Since the inception of the plan, 1st Source has repurchased a total of 871,153 shares.

ITEM 3.                             Defaults Upon Senior Securities.

None

ITEM 4.                             (Removed and reserved).

ITEM 5.                             Other Information.

None

ITEM 6.                             Exhibits

The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Acting Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Acting Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	October 20, 2011	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	October 20, 2011	/s/ ANDREA G. SHORT
Andrea G. Short
Acting Treasurer and Chief Financial Officer
Acting Principal Accounting Officer