Form 10-K
period 2011-12-31
1ST SOURCE CORP
filed 2012-02-17
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-6233

1ST SOURCE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1068133
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

100 North Michigan Street
South Bend, Indiana	46601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 235-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — without par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $280,750,204

The number of shares outstanding of each of the registrant’s classes of stock as of February 10, 2012:

Common Stock, without par value — 24,319,398 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2012 annual meeting of shareholders to be held April 26, 2012, are incorporated by reference into Part III.

Part I

Item 1.  Business.

1st Source Corporation

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as “1st Source”), a broad array of financial products and services. 1st Source Bank (“Bank”), our banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 75 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank’s Specialty Finance Group, with 23 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. While concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2011, we had consolidated total assets of $4.37 billion, loans and leases of $3.09 billion, deposits of $3.52 billion, and total shareholders’ equity of $523.92 million.

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

The auto and light truck division consists of financings to automobile rental and leasing companies, light truck rental and leasing companies, and special purpose vehicles. The auto and light truck finance receivables generally range from $100,000 to $20 million with fixed or variable interest rates and terms of one to five years.

Environmental equipment financing handles trash and recycling equipment for municipalities and private businesses as well as equipment for landfills. Receivables generally range from $50,000 to $5 million with fixed or variable interest rates and terms of one to five years.

The medium and heavy duty truck division provides financing for highway tractors and trailers and delivery trucks to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $500,000 to $15 million with fixed or variable interest rates and terms of three to seven years.

Aircraft financing consists of financings for new and used general aviation aircraft (including helicopters) for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. We have selectively entered the international aircraft markets, primarily Brazil and Mexico, on a limited basis where desirable aircraft financing opportunities exist for private and corporate aircraft users. Aircraft finance receivables generally range from $500,000 to $15 million with fixed or variable interest rates and terms of one to ten years.

Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes, and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $100,000 to $15 million with fixed or variable interest rates and terms of three to five years.

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

1st Source Insurance, Inc.

1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance products and services to individuals and businesses covering corporate and personal property, casualty insurance, and individual and group health and life insurance. 1st Source Insurance, Inc. has nine offices.

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

Additional competition for depositors’ funds comes from United States Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors. Many of our non-bank competitors are not subject to the same extensive Federal and State regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over us in providing some services.

We compete against these financial institutions by being convenient to do business with, and by taking the time to listen and understand our clients’ needs. We deliver personalized, one-on-one banking through knowledgeable local members of the community, offering a full array of products and highly personalized services. We rely on our history and our reputation in northern Indiana dating back to 1863.

Employees

At December 31, 2011, we had approximately 1,160 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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

The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. As discussed below, the Gramm-Leach-Bliley Act, which was enacted in 1999, established a new type of bank holding company known as a “financial holding company” that has powers that are not otherwise available to bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation

Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provided for the recapitalization of the former Bank Insurance Fund, deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2011, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 6.00%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•                  The period of the Amended Restoration Plan was extended from seven to eight years.

•                  The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

•                  The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years. The FDIC subsequently rescinded this three basis point increase in assessment rates before it became effective.

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

As originally adopted, the transaction account guarantee program was to terminate on December 31, 2009, although the FDIC subsequently extended the program through December 31, 2010. The Dodd-Frank Act, which was adopted on July 21, 2010, included a provision that effectively replaced the transaction account guarantee program and extended the unlimited FDIC guarantee of noninterest bearing transaction accounts through December 31, 2012 for all insured depository institutions, not just those that elect to participate. Also, the Dodd-Frank Act provision, unlike the transaction account guarantee program, does not include low-interest NOW accounts within the definition of noninterest-bearing transaction accounts, and such accounts are therefore not covered by unlimited deposit insurance coverage. A subsequent amendment to the Dodd-Frank Act that became effective on December 31, 2010 extended unlimited deposit insurance coverage for “Interest on Lawyers Trust Accounts” through December 31, 2012.

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

Under the Troubled Asset Relief Program established by EESA, the U.S. Treasury Department announced a Capital Purchase Program (CPP). CPP was designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and support the U.S. economy. Under the program, Treasury could purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program was available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect submitted applications to Treasury by November 14, 2008. EESA provided for Treasury to determine an applicant’s eligibility to participate in the CPP after consulting with the appropriate federal banking agency.

1st Source submitted an application to participate in the CPP and obtained Treasury approval on December 11, 2008. On January 23, 2009, 1st Source issued preferred stock valued at $111.00 million and a warrant to acquire 837,947 shares of its common stock to Treasury pursuant to the CPP. The warrant was exercisable at any time during the ten-year period following issuance at an exercise price of $19.87 per share. On December 29, 2010, 1st Source redeemed all of the preferred stock issued to the Treasury under CPP for $111.68 million, which included accrued and unpaid dividends payable to Treasury on the preferred stock. On March 8, 2011, 1st Source repurchased the common stock warrant for $3.75 million.

Securities and Exchange Commission (SEC) and The Nasdaq Stock Market (Nasdaq) — We are under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of our securities and our investment advisory services. We are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. We are listed on the Nasdaq Global Select Market under the trading symbol “SRCE,” and we are subject to the rules of Nasdaq for listed companies.

Interstate Branching — Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) to allow bank holding companies to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also authorized a bank to open de novo branches in other states, but only to the extent that the law of the bank’s home state, as well as the law of the state where the branch was to be located, permitted an out-of-state bank to open a de novo branch. The Interstate Act also authorized, subject to future action by individual states, a bank holding company to convert its subsidiary banks located in different states under a single charter.

The Dodd-Frank Act amended the Interstate Act by expanding the authority of a state or national bank to open offices in other states. A state or national bank may now open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. This amendment repealed the restriction under the Interstate Act that permitted an out-of-state bank to open a de novo branch in another state only if the bank’s home state and the state where the branch was to be located had each enacted reciprocal de novo interstate branching laws.

Gramm-Leach-Bliley Act of 1999 — The Gramm-Leach-Bliley Act of 1999 (GLBA) is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary. We do not currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary.

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

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution.

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

Community Reinvestment Act — The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. Federal banking regulators are required to consider a financial institution’s performance in these areas as they review applications filed by the institution to engage in mergers or acquisitions or to open a branch or facility.

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

Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Bank must maintain reserves of 3.00% against net transaction accounts greater than $11.50 million and up to $71.00 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $71.00 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.

Dividends — The ability of the Bank to pay dividends is limited by state and Federal laws and regulations that require 1st Source Bank to obtain the prior approval of the DFI and the Federal Reserve Bank of Chicago before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank may pay may also be limited by certain covenant agreements and by the principles of prudent bank management.  See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of dividend limitations.

Monetary Policy and Economic Control — The commercial banking business in which we engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans and leases or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including economic growth, inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings, and the effect on the future business and earnings of the Bank cannot be predicted.

Sarbanes-Oxley Act of 2002 — On July 30, 2002, the Sarbanes-Oxley Act of 2002 (SOA) was signed into law. The SOA’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (Exchange Act.)

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

The SOA also addresses functions and responsibilities of audit committees of public companies.  The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The SOA authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The SOA also requires public companies to prepare an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm, in their annual reports to stockholders.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions. These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders.

The Dodd-Frank Act also makes permanent the temporary increase in deposit insurance coverage from $100,000 to $250,000 that was included in the EESA, and extends until December 31, 2012 the period during which the FDIC will provide unlimited deposit insurance for “noninterest-bearing transaction accounts.”

The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau (CFPB) as an independent entity within the Federal Reserve. Effective July 10, 2011, the CFPB assumed primary responsibility for administering substantially all of the consumer compliance regulations, including Regulation Z issued under the Truth in Lending Act and Regulation X issued under the Real Estate Settlement Procedures Act, formerly administered by other federal agencies. The CFPB also has the authority to promulgate consumer protection regulations that will apply to all entities, including banks, that offer consumer financial services or products. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.

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

Credit Risks

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

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. We seek to minimize these risks through our underwriting standards. We obtain financial information and perform credit risk analysis on our customers. Credit criteria may include, but are not limited to, assessments of income, cash flows, collateral, and net worth; asset ownership; bank and trade credit references; credit bureau reports; and operational history.

Commercial real estate or equipment loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and generate positive cash flows. Our management examines current and projected cash flows of the borrower to determine the ability of the borrower to repay their obligations as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. Most commercial and industrial loans are secured by the assets being financed or other business assets; however, some loans may be made on an unsecured basis. Our credit policy sets different maximum exposure limits both by business sector and our current and historical relationship and previous experience with each customer.

We offer both fixed-rate and adjustable-rate consumer mortgage loans secured by properties, substantially all of which are located in our primary market area. Adjustable-rate mortgage loans help reduce our exposure to changes in interest rates; however, during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required from the borrower. Additionally, some residential mortgages are sold into the secondary market and serviced by our principal banking subsidiary, 1st Source Bank.

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

Our construction and transportation related businesses could be adversely affected by slowdowns in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by rapid increases of fuel costs. Since some of the relationships in these industries are large (up to $25 million), a slowdown could have a significant adverse impact on our performance.

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

Our reserve for loan and lease losses may prove to be insufficient to absorb probable losses in our loan and lease portfolio — In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. The determination of the appropriate level of the reserve for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our reserve for loan and lease losses may not be sufficient to cover the loan and lease losses that we may actually incur. If we experience defaults by borrowers in any of our businesses, our earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality, particularly in our local business loan and lease portfolio. Changes in national or international economic conditions could also adversely affect the quality of our loan and lease portfolio and negate, to some extent, the benefits of national or international diversification through our Specialty Finance Group’s portfolio. In addition, bank regulatory agencies periodically review our reserve for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan or lease charge-offs based upon their judgments, which may be different from ours.

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

Certain investments could have a negative impact — As a result of recent economic conditions, some municipalities are struggling to meet financial obligations. We have investment securities which are subject to credit risk if the issuers are unable to meet their obligations to us. Although we believe the issuers will be able to meet their obligations, there can be no certainty regarding future results. In addition, we may face further credit analysis requirements as a result of the Dodd-Frank Act.

Market Risks

Fluctuations or stagnation in interest rates could reduce our profitability and affect the value of our assets — Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, and overall profitability.

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

Adverse changes in economic conditions could impair our financial condition and results of operations — We are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services. Economic turmoil in the European Union represents significant risk to the global economy. Economic collapse of any EU member or similar severe crisis in Europe could adversely impact us and our clients.

Liquidity Risks

We could have liquidity risks associated with our Indiana public fund deposits — The State of Indiana recently changed the law governing the collateralization of public fund deposits. Under the new law, the Indiana Board for Depositories (IBFD) that administers the Public Deposit Insurance Fund (PDIF) will determine which financial institutions are required to pledge collateral and may prohibit certain institutions from holding Indiana public funds. The IBFD will determine which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed by the IBFD that no collateral is required at this time and the next evaluation will occur on or before March 31, 2012. However, legislation could alter this requirement in the future and adversely impact our liquidity.

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

Operational Risks

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

Technology security breaches and constant technological change — Any compromise of our security could deter our clients from using our banking services that involve the transmission of confidential information. We depend on the services of a variety of third party vendors to meet data processing and communication needs. We rely on security systems to provide the security and authentication necessary to effect secure transmission of data. We also maintain a cyber insurance policy that is designed to cover loss resulting from cyber security breaches. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.

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

Legal/Compliance Risks

We are subject to extensive government regulation and supervision — Our operations are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible change. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulation or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs and limit the types of financial services and products we may offer. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Changes in accounting standards could impact reported earnings — Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect our reported financial condition and results of operations.

Substantial ownership concentration — Our directors, executive officers and 1st Source Bank, as trustee, collectively hold a significant ownership concentration of our common shares. Due to this significant level of ownership among our affiliates, our directors, executive officers, and 1st Source Bank, as trustee, may be able to influence the outcome of director elections or impact significant transactions, such as mergers or acquisitions, or any other matter that might otherwise be favored by other stockholders.

Reputational Risks

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

Managing reputational risk is important to attracting and maintaining customers, investors, and employees — Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding our business, employees, or customers, with or without merit, and could result in the loss of customers, investors, and employees; costly litigation; a decline in revenues; and increased government regulation.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our headquarters building is located in downtown South Bend. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2011, 1st Source leases approximately 60% of the office space in this complex.

At December 31, 2011, we also owned property and/or buildings on which 53 of 1st Source Bank’s 75 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, and Wells Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, warehouse, and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.

Item 3.  Legal Proceedings.

1st Source and our subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Our management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

We received notice in April 2011 that the United States Department of Justice initiated an investigation of 1st Source prompted by pricing practices of certain brokers from whom we purchased mortgages in prior years that were originated by them. The investigation is pursuant to the Equal Credit Opportunity Act and Fair Housing Act. As previously disclosed, we ended our relationships with third-party mortgage brokers in 2010. We are cooperating fully with the investigation and, based on our present understanding, do not expect an outcome that would have any material adverse effect on our consolidated financial position or results of operations.

Item 4.  Mine Safety Disclosures.

None

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SRCE.” The following table sets forth for each quarter the high and low sales prices for our common stock, as reported by Nasdaq, and the cash dividends paid per share for each quarter.

	2011 Sales Price		Cash Dividends	2010 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$20.90	$17.86	$.16	$18.74	$14.25	$.15
June 30	21.33	19.10	.16	20.36	16.58	.15
September 30	24.00	19.36	.16	18.99	15.98	.15
December 31	26.06	19.91	.16	20.75	17.01	.16

As of February 10, 2012, there were 973 holders of record of 1st Source common stock

Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

* Assumes $100 invested on December 31, 2006, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.

** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.

*** The peer group is a market-capitalization-weighted stock index of 151 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.

NOTE: Total return assumes reinvestment of dividends.

The following table summarizes our share repurchase activity during the three months ended December 31, 2011.

			Total Number of	Maximum Number (or Approximate
	Total Number of		Shares Purchased as	Dollar Value) of Shares that
	Shares	Average Price	Part of Publicly Announced	may yet be Purchased Under
Period	Purchased	Paid Per Share	Plans or Programs*	the Plans or Programs
October 01 - 31, 2011	4,129	23.60	4,129	1,124,718
November 01 - 30, 2011	55	24.17	55	1,124,663
December 01 - 31, 2011	—	—	—	1,124,663

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 875,337 shares.

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

(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007(1)
Interest income	$187,523	$200,626	$200,412	$235,308	$253,587
Interest expense	39,123	53,129	72,200	103,148	134,677
Net interest income	148,400	147,497	128,212	132,160	118,910
Provision for loan and lease losses	3,129	19,207	31,101	16,648	7,534
Net interest income after provision for loan and lease losses	145,271	128,290	97,111	115,512	111,376
Noninterest income	80,872	86,691	85,530	84,003	70,619
Noninterest expense	152,354	154,505	151,123	153,114	140,312
Income before income taxes	73,789	60,476	31,518	46,401	41,683
Income taxes	25,594	19,232	6,028	13,015	11,144
Net income	48,195	41,244	25,490	33,386	30,539
Net income available to common shareholders	$48,195	$29,655	$19,074	$33,386	$30,539
Assets at year-end	$4,374,071	$4,445,281	$4,542,100	$4,464,174	$4,447,104
Long-term debt and mandatorily redeemable securities at year-end	37,156	24,816	19,761	29,832	34,702
Shareholders’ equity at year-end (2)	523,918	486,383	570,320	453,664	430,504
Basic net income per common share	1.96	1.21	0.79	1.38	1.30
Diluted net income per common share	1.96	1.21	0.79	1.37	1.28
Cash dividends per common share	0.64	0.61	0.59	0.58	0.56
Dividend payout ratio	32.65%	50.41%	74.68%	42.34%	43.75%
Return on average assets	1.09%	0.91%	0.57%	0.76%	0.74%
Return on average common equity	9.51%	6.10%	4.07%	7.52%	7.47%
Average common equity to average assets	11.51%	10.69%	10.40%	10.09%	9.85%

(1) Results for 2007 and later include the acquisition of FINA Bancorp, Inc.

(2) Results for 2009 include the issuance of Preferred Stock under TARP which was redeemed in the fourth quarter of 2010. Refer to Note 13 of the Notes to Consolidated Financial Statements for further details.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. Words such as “believe,” “contemplate,” “seek,” “estimate,” “plan,” “project,” “anticipate,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.

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

Application of Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates or judgments reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on our financial statements. All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1 (Note 1), should be reviewed for a greater understanding of how our financial performance is recorded and reported.

We have identified the following three policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan and lease losses, fair value measurements, and the valuation of mortgage servicing rights. Management has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.  Following is a discussion of the areas we view as our most critical accounting policies.

Reserve for Loan and Lease Losses — The reserve for loan and lease losses represents management’s estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an appropriate reserve, management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of client performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted. Our accounting policy related to the reserve is disclosed in Note 1 under the heading “Reserve for Loan and Lease Losses.”

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1 under the heading “Fair Value Measurements” and in Note 21, “Fair Value Measurements.”

Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights, whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets is established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The estimated rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Estimated mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note 21 “Fair Value Measurements.”

Earnings Summary

Net income in 2011 was $48.20 million, up from $41.24 million in 2010 and up from $25.49 million in 2009. Diluted net income per common share was $1.96 in 2011, $1.21 in 2010, and $0.79 in 2009. Return on average total assets was 1.09% in 2011 compared to 0.91% in 2010, and 0.57% in 2009. Return on average common shareholders’ equity was 9.51% in 2011 versus 6.10% in 2010, and 4.07% in 2009.

Net income in 2011 was positively impacted by a $16.08 million or 83.71% decrease in provision for loan and lease losses from 2010, which was offset by a decrease of $5.82 million or 6.71% in noninterest income and an increase of $6.36 million or 33.08% in income tax expense. Net income in 2010, as compared to 2009, was positively impacted by a $19.29 million or 15.04% increase in net interest income and an $11.89 million or 38.24% decrease in provision for loan and lease losses over 2009, which was offset by an increase of $13.20 million or 219.04% in income tax expense.

Dividends paid on common stock in 2011 amounted to $0.64 per share, compared to $0.61 per share in 2010, and $0.59 per share in 2009. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

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

Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.69% in 2011 compared to 3.59% in 2010, and 3.14% in 2009. The higher margin in 2011 reflects the decline in funding costs. Net interest income was $148.40 million for 2011, compared to $147.50 million for 2010. Tax-equivalent net interest income totaled $150.91 million for 2011, relatively flat from the $150.87 million reported for 2010.

During 2011, average earning assets decreased $117.19 million while average interest-bearing liabilities decreased $115.95 million over the comparable period in 2010. The yield on average earning assets decreased 20 basis points to 4.65% for 2011 from 4.85% for 2010 due to reduced market interest rates. Total cost of average interest-bearing liabilities decreased 37 basis points during 2011 as liabilities were impacted by decreases in market rates and rate re-pricing on maturing certificates of deposit. The result was an increase of 17 basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

The largest contributor to the decrease in the yield on average earning assets in 2011 was the 20 basis point decrease in the loan and lease portfolio yield. Average net loans and leases decreased $30.93 million or 0.99% in 2011 from 2010 while the yield decreased to 5.33%.

During 2011, the tax-equivalent yield on securities available for sale decreased 42 basis points to 2.72% while the average balance decreased $14.36 million. Average mortgages held for sale decreased $41.14 million during 2011 and the yield decreased 39 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper decreased $30.77 million during 2011 while the yield increased 17 basis points.

Average interest-bearing deposits decreased $107.13 million during 2011 while the effective rate paid on those deposits decreased 41 basis points. Average noninterest-bearing demand deposits increased $57.39 million during 2011.

Average short-term borrowings decreased $14.76 million during 2011 while the effective rate paid decreased 29 basis points. Average long-term debt increased $5.94 million during 2011 as the effective rate increased 27 basis points.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Investment securities:
Taxable	$780,215	$18,533	2.38%	$743,838	$20,466	2.75%	$629,229	$17,594	2.80%
Tax-exempt	119,680	5,921	4.95	170,415	8,201	4.81	205,796	9,801	4.76
Mortgages held for sale	10,959	468	4.27	52,097	2,430	4.66	74,173	3,907	5.27
Net loans and leases	3,078,581	164,117	5.33	3,109,508	171,843	5.53	3,154,820	171,669	5.44
Other investments	100,862	991	0.98	131,627	1,061	0.81	135,494	1,228	0.91
Total earning assets	4,090,297	190,030	4.65	4,207,485	204,001	4.85	4,199,512	204,199	4.86
Cash and due from banks	59,698			60,977			59,626
Reserve for loan and lease losses	(86,617)			(89,656)			(85,095)
Other assets	339,176			364,896			331,809
Total assets	$4,402,554			$4,543,702			$4,505,852
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$3,014,033	$30,762	1.02%	$3,121,167	$44,605	1.43%	$3,146,135	$63,521	2.02%
Short-term borrowings	149,428	300	0.20	164,191	800	0.49	185,647	1,115	0.60
Subordinated notes	89,692	6,589	7.35	89,692	6,589	7.35	89,692	6,589	7.35
Long-term debt and mandatorily redeemable securities	33,093	1,472	4.45	27,149	1,135	4.18	20,448	975	4.77
Total interest bearing liabilities	3,286,246	39,123	1.19	3,402,199	53,129	1.56	3,441,922	72,200	2.10
Noninterest bearing deposits	541,421			484,028			427,513
Other liabilities	67,948			67,011			69,953
Shareholders’ equity	506,939			590,464			566,464
Total liabilities and shareholders’ equity	$4,402,554			$4,543,702			$4,505,852
Net interest income		$150,907			$150,872			$131,999
Net interest margin on a tax equivalent basis			3.69%			3.59%			3.14%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2011 compared to 2010
Interest earned on:
Investment securities:
Taxable	$1,026	$(2,959)	$(1,933)
Tax-exempt	(2,527)	247	(2,280)
Mortgages held for sale	(1,774)	(188)	(1,962)
Net loans and leases	(1,557)	(6,169)	(7,726)
Other investments	(941)	871	(70)
Total earning assets	$(5,773)	$(8,198)	$(13,971)
Interest paid on:
Interest bearing deposits	$(1,439)	$(12,404)	$(13,843)
Short-term borrowings	(62)	(438)	(500)
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	260	77	337
Total interest bearing liabilities	$(1,241)	$(12,765)	$(14,006)
Net interest income	$(4,532)	$4,567	$35
2010 compared to 2009
Interest earned on:
Investment securities:
Taxable	$3,181	$(309)	$2,872
Tax-exempt	(1,704)	104	(1,600)
Mortgages held for sale	(1,063)	(414)	(1,477)
Net loans and leases	(2,124)	2,298	174
Other investments	(35)	(132)	(167)
Total earning assets	$(1,745)	$1,547	$(198)
Interest paid on:
Interest bearing deposits	$(497)	$(18,419)	$(18,916)
Short-term borrowings	(125)	(190)	(315)
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	257	(97)	160
Total interest bearing liabilities	$(365)	$(18,706)	$(19,071)
Net interest income	$(1,380)	$20,253	$18,873

Noninterest Income — Noninterest income decreased $5.82 million or 6.71% in 2011 from 2010 following a $1.16 million or 1.36% increase in 2010 over 2009. Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)	2011	2010	2009
Noninterest income:
Trust fees	$16,327	$15,838	$15,036
Service charges on deposit accounts	18,488	19,323	20,645
Mortgage banking income	3,839	6,218	8,251
Insurance commissions	4,793	5,074	4,930
Equipment rental income	23,361	26,036	25,757
Other income	12,665	11,909	9,224
Investment securities and other investment gains	1,399	2,293	1,687
Total noninterest income	$80,872	$86,691	$85,530

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by $0.49 million or 3.09% in 2011 from 2010 compared to an increase of $0.80 million or 5.33% in 2010 over 2009. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2011 and 2010 was $3.30 billion and $3.19 billion, respectively. At December 31, 2011, these trust assets were comprised of $1.98 billion of personal and agency trusts, $900.41 million of employee benefit plan assets, $298.73 million of estate administration assets and individual retirement accounts, and $118.52 million of custody assets. The increase in trust fees in 2011 and 2010 was primarily a result of an increase in the market values of investment accounts.

Service charges on deposit accounts decreased $0.84 million or 4.32% in 2011 from 2010 compared to a decrease of $1.32 million or 6.40% in 2010 from 2009. The decline in service charges on deposit accounts in 2011 and 2010 largely reflects a lower volume of nonsufficient fund transactions.

Mortgage banking income decreased $2.38 million or 38.26% in 2011 over 2010, compared to a decrease of $2.03 million or 24.64% in 2010 over 2009. In 2011, we had $0.24 million in valuation impairment adjustments of mortgage servicing rights compared to no valuation adjustments of mortgage servicing rights in 2010 and $2.07 million in recoveries of mortgage servicing rights impairment in 2009. During 2011, 2010 and 2009, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets. Mortgage banking income was also impacted by reduced loan production volumes in 2011 as a result of exiting wholesale broker lending in late 2010.

Insurance commissions decreased $0.28 million or 5.54% in 2011 from 2010 compared to being relatively flat in 2010 from 2009. The lower commission income in 2011 was mainly due to reduced contingent commissions, primarily as a result of a higher level of claims activity in our books of business.

Equipment rental income generated from operating leases declined by $2.68 million or 10.27% during 2011 from 2010 compared to an increase of $0.28 million or 1.08% during 2010 from 2009. The average equipment rental portfolio decreased 8.79% in 2011 over 2010 resulting in lower rental income. In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.

Investment securities and other investment gains totaled $1.40 million for the year ended 2011 compared to gains of $2.29 million for the year ended 2010 and gains of $1.69 million for the year ended 2009. In 2011, we recorded gains on the sale of agency securities. In 2010, we recognized a gain on sale of a venture capital investment of $1.62 million and had other partnership gains of $0.64 million. Due to the uncertainty of future market conditions and how they might impact the financial performance of the FNMA and the FHLMC, we sold our remaining shares of the FHLMC and FNMA preferred stock in 2009 realizing gains of $390 thousand. Also due to market uncertainty in 2009, we sold our remaining shares of corporate preferred stocks, realizing losses of $688 thousand.

Other income increased $0.76 million or 6.35% in 2011 from 2010 and increased $2.69 million or 29.11% in 2010 from 2009. The increase in 2011 was mainly due to higher earnout fees on the sale of assets of Investment Advisors related to the management of the 1st Source Monogram Funds. The increase in other income in 2010 was primarily due to higher bank owned life insurance income and higher earnout fees on the Investment Advisors sale.

Noninterest Expense — Noninterest expense decreased $2.15 million or 1.39% in 2011 over 2010 following a $3.38 million or 2.24% increase in 2010 from 2009. Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)	2011	2010	2009
Noninterest expense:
Salaries and employee benefits	$77,261	$75,815	$72,483
Net occupancy expense	8,714	8,788	9,185
Furniture and equipment expense	14,130	12,543	13,980
Depreciation — leased equipment	18,650	20,715	20,515
Professional fees	5,508	6,353	4,399
Supplies and communications	5,453	5,499	5,916
Business development and marketing expense	4,032	3,774	3,488
Loan and lease collection and repossession expense	6,724	6,227	4,283
FDIC and other insurance	4,421	6,256	8,362
Intangible asset amortization	1,300	1,324	1,352
Other expense	6,161	7,211	7,160
Total noninterest expense	$152,354	$154,505	$151,123

Total salaries and employee benefits increased $1.45 million or 1.91% in 2011 from 2010, following a $3.33 million or 4.60% increase in 2010 from 2009.

Employee salaries were flat in 2011 from 2010 compared to an increase of $1.34 million or 2.19% in 2010 from 2009. The increase in 2010 was primarily due to higher executive incentive expense offset by lower base salaries.

Employee benefits grew by $1.48 million or 11.21% in 2011 from 2010, compared to an increase of $1.99 million or 17.75% in 2010 from 2009. The increase in 2011 was primarily due to higher group insurance costs. The increase in 2010 was mainly due to higher group insurance costs and a one-time reversal of post retirement benefit obligations in 2009 due to the termination of the post retirement benefit plan for new retirees which was not present in 2010.

Occupancy expense was flat in 2011 from 2010, compared to a decrease of $0.40 million or 4.32% in 2010 from 2009. The decrease in 2010 was mainly a result of lower real estate taxes offset by higher repair costs on our premises.

Furniture and equipment expense, including depreciation, increased $1.59 million or 12.65% in 2011 from 2010 compared to a decline of $1.44 million or 10.28% in 2010 from 2009. The increase in 2011 was primarily due to higher computer processing charges, Mastercard operating expense and aircraft maintenance. The decrease in 2010 was caused by lower depreciation expense, computer processing charges and ATM operating expense.

Depreciation on equipment owned under operating leases decreased $2.07 million or 9.97% in 2011 from 2010, following a $0.20 million or 0.97% increase in 2010 from 2009. In 2011, depreciation on equipment owned under operating leases decreased in conjunction with the decrease in equipment rental income.

Professional fees decreased $0.85 million or 13.30% in 2011 from 2010, compared to a $1.95 million or 44.42% increase in 2010 from 2009. During 2011, reduced legal and consulting fees resulted in lower professional fees. In 2010, professional fees were higher than 2009 and 2011 levels due to deposit pricing modeling and strategic planning consulting costs.

Supplies and communications expense was stable in 2011 from 2010 after a $0.42 million or 7.05% decrease in 2010 as compared to 2009. The decrease in 2010 was primarily a result of lower postage expense and printing and supplies expense.

Business development and marketing expense increased $0.26 million or 6.84% in 2011 from 2010 compared to a $0.29 million or 8.20% increase in 2010 from 2009. The increase in 2011 was primarily related to business development costs. The higher costs in 2010 were in the areas of retail marketing and mutual fund rebates.

Loan and lease collection and repossession expenses increased $0.50 million or 7.98% in 2011 from 2010 compared to an increase of $1.94 million or 45.39% in 2010 from 2009. The increase in 2011 was primarily a result of higher ORE operating costs and valuation adjustments and mortgage loan repurchase losses offset by lower valuation adjustments on repossessed aircraft in 2011 as compared to 2010. The higher expenses in 2010 mainly resulted from valuation adjustments on aircraft repossessions and mortgage loan repurchase losses.

FDIC and other insurance expense declined $1.84 million or 29.33% in 2011 over 2010 versus a $2.11 million or 25.19% decrease in 2010 over 2009. The decrease in 2011 was due to a change in premium calculations based on average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The 2010 reduction in Federal Deposit Insurance Corporation (FDIC) insurance premiums resulted from lack of the special insurance assessment incurred in 2009.

Intangible asset amortization decreased $0.02 million or 1.81% in 2011 from 2010 compared to a $0.03 million or 2.07% decrease in 2010 from 2009. During early 2011, deposit intangibles from a prior acquisition fully amortized causing 2011 expense to be lower than 2010. The decrease in 2010 was due to carrying value adjustments relating to a prior acquisition.

Other expenses decreased $1.05 million or 14.56% in 2011 as compared to 2010 and were flat in 2010 from 2009. Other expense decreased in 2011 primarily due to a gain on sale of the corporate aircraft offset by a charge for provision on unfunded loan commitments.

Income Taxes — 1st Source recognized income tax expense in 2011 of $25.59 million, compared to $19.23 million in 2010, and $6.03 million in 2009. The effective tax rate in 2011 was 34.69% compared to 31.80% in 2010, and 19.13% in 2009. The effective tax rate was higher in 2011 compared to 2010 due to a decrease in tax-exempt interest in relation to income before taxes. Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefit in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million. The effective tax rate was lower in 2009 compared to 2011 and 2010 due to a one time benefit of $2.60 million and an increase in tax-exempt interest in relation to income before taxes. The 2009 benefit was the result of a reduction in our tax contingency reserve due to the resolution of tax audits. For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.

Financial Condition

Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial and agricultural loans	$545,570	$530,228	$546,222	$643,440	$593,806
Auto, light truck and environmental equipment	435,965	396,500	349,741	353,838	305,238
Medium and heavy duty truck	159,796	162,824	204,545	243,375	300,469
Aircraft financing	620,782	614,357	617,384	632,121	587,022
Construction equipment financing	261,204	285,634	313,300	375,983	377,785
Commercial real estate	545,457	594,729	580,709	574,394	530,448
Residential real estate	423,606	390,951	371,514	344,355	351,198
Consumer loans	98,163	95,400	109,735	130,706	145,475
Total loans and leases	$3,090,543	$3,070,623	$3,093,150	$3,298,212	$3,191,441

At December 31, 2011, 13.6% of total loans and leases were concentrated with auto rental and leasing and 10.0% of total loans and leases were concentrated with construction end users.

Average loans and leases, net of unearned discount, decreased $30.93 million or 0.99% and $45.31 million or 1.44% in 2011 and 2010, respectively. Loans and leases, net of unearned discount, at December 31, 2011, were $3.09 billion and were 70.66% of total assets, compared to $3.07 billion and 69.08% of total assets at December 31, 2010.

Commercial and agricultural lending, excluding those loans secured by real estate, increased $15.34 million or 2.89% in 2011 over 2010. Commercial and agricultural lending outstandings were $545.57 million and $530.23 million at December 31, 2011 and December 31, 2010, respectively. This increase was mainly due to higher line of credit usage as companies grew their accounts receivable and inventories associated with increased sales.

Auto, light truck, and environmental equipment financing increased $39.47 million or 9.95% in 2011 over 2010. At December 31, 2011, auto, light truck, and environmental equipment financing had outstandings of $435.97 million and $396.50 million at December 31, 2010.  The increase was mainly due to continued growth in the auto rental and leasing segments. These segments were abandoned by other lenders during the credit crisis and we have been able to develop new relationships. In addition, we expanded credit limits for some current clients.

Medium and heavy duty truck loans and leases decreased $3.03 million or 1.86% in 2011. Medium and heavy duty truck financing at December 31, 2011 and 2010 had outstandings of $159.80 million and $162.82 million, respectively. Most of the decrease at December 31, 2011 from December 31, 2010 can be attributed to minimal growth in customer fleet size while most new equipment deliveries were centered in replacement units only, thereby resulting in reduced demand for loans.

Aircraft financing at year-end 2011 increased only slightly by $6.43 million or 1.05% from year-end 2010. Aircraft financing at December 31, 2011 and 2010 had outstandings of $620.78 million and $614.36 million, respectively.

Construction equipment financing decreased $24.43 million or 8.55% in 2011 compared to 2010. Construction equipment financing at December 31, 2011 had outstandings of $261.20 million, compared to outstandings of $285.63 million at December 31, 2010. The decrease in this category was primarily due to a continued slowness in construction related activity and overall slowness in the sales of both new and used construction equipment.

Commercial loans secured by real estate, the majority of which is owner occupied, decreased $49.27 million or 8.28% during 2011 over 2010. Commercial loans secured by real estate outstanding at December 31, 2011 were $545.46 million and $594.73 million at December 31, 2010. The decrease was mainly due to businesses not expanding their buildings or real estate in 2011 while continuing to pay down their existing mortgages.

Residential real estate loans were $423.61 million at December 31, 2011 and $390.95 million at December 31, 2010. Residential real estate loans increased $32.66 million or 8.35% in 2011 from 2010. The increase in residential mortgage lending was primarily due to a higher volume of refinance activity as a result of lower market interest rates and our decision to retain more loans in our portfolio.

Consumer loans increased $2.76 million or 2.90% in 2011 over 2010. Consumer loans outstanding at December 31, 2011, were $98.16 million and $95.40 million at December 31, 2010. The increase during 2011 was due to new and higher usage of established revolving lines of credit.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2011. The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$325,103	$212,773	$7,694	$545,570
Auto, light truck and environmental equipment	209,277	226,526	162	435,965
Medium and heavy duty truck	54,284	105,043	469	159,796
Aircraft financing	186,783	351,680	82,319	620,782
Construction equipment financing	92,520	168,625	59	261,204
Total	$867,967	$1,064,647	$90,703	$2,023,317

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 — 5 Years	$591,886	$472,761	$1,064,647
Over 5 Years	452	90,251	90,703
Total	$592,338	$563,012	$1,155,350

During 2011, approximately 60% of the Bank’s residential mortgages were sold into the secondary market. Mortgage loans held for sale were $12.64 million at December 31, 2011 and were $32.60 million at December 31, 2010. Although 1st Source Bank is participating in the U.S. Treasury Making Home Affordable programs, we do not feel it has a material effect on our financial condition or results of operations.

1st Source Bank sells residential mortgage loans to Fannie Mae and Freddie Mac, as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in recent years. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as “repurchases.” Within the industry, repurchase demands have increased during 2010 and 2011. While we believe the loans we have underwritten and sold to these entities have met or exceeded applicable transaction parameters, we must acknowledge the current trend of mortgage insurance rescissions and speculative repurchase requests.

Our liability for repurchases, included in accrued expenses and other liabilities on the Statement of Financial Condition, was $1.14 million and $0.74 million as of December 31, 2011 and 2010, respectively. Our expense for repurchase losses, included in loan and lease collection and repossession expense on the Statement of Income, was $1.47 million in 2011 compared to $1.09 million in 2010 and $0.34 million in 2009. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

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

Credit Experience

Reserve for Loan and Lease Losses — Our reserve for loan and lease losses is provided for by direct charges to operations. Losses on loans and leases are charged against the reserve and likewise, recoveries during the period for prior losses are credited to the reserve. Our management evaluates the reserve quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000) where the internal credit quality grade is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows or fair value of collateral on collateral-dependent impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of environmental factors, principally economic risk and concentration risk, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the reserve for loan and lease losses.

The reserve for loan and lease loss methodology has been consistently applied for several years, with enhancements instituted periodically. Reserve ratios are reviewed quarterly and revised periodically to reflect recent loss history and to incorporate current risks and trends which may not be recognized in historical data. As we update our historical charge-off analysis, we review the look-back periods for each business loan portfolio. During 2011, we changed the short period portion of the look-back to three years given that 2009 through 2011 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent three year period in our calculation, as we feel it is most consistent with our current expectations for 2012. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and the European debit crisis. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.

Europe’s debt crisis is now the largest shadow hanging over the global economy. Problems in Europe are eroding confidence and deepening fears of businesses and consumers in the U.S. The biggest single risk is that the European situation will spiral out of control. While we are unable to determine with any precision the impact of the European debt crisis on 1st Source Bank’s loan portfolios, we feel the risk is real and is significant. We believe there are negative consequences for our borrowers, affecting their ability to repay their financial obligations. Therefore, we increased our loss ratios across all portfolios as of year-end 2011.

During 2011, we sustained large losses on two commercial real estate projects as well as smaller losses on several real estate related transactions, many of which were owner occupied facilities where there was doubt as to the ability of the underlying business operations capacity to continue to perform. Our recent loss history indicated a further increase in the reserve ratio for this portfolio was necessary and prudent.

Another area of concern continues to be our aircraft portfolio. Several aircraft borrowers who are experiencing financial difficulty have significant commercial real estate exposure. The severe recession and the protracted recovery have had a negative effect on our borrowers and global economic concerns have resulted in plummeting aircraft values. As a result of current economic conditions and the depressed private jet market as evidenced by declines in new jet deliveries and softening of used jet prices, we have increased our loss ratios for the aircraft portfolio again in 2011.

We experienced ongoing improvement in the medium and heavy duty truck portfolio during 2011. We recognized sizable losses during 2009 and the first half of 2010; however, there were no charge-offs during the most recent eighteen months. Current industry concerns are focused on capacity constraints resulting from potential new safety and environmental regulations and driver shortages. Nevertheless, the underlying fundamentals are improving. As a result, we reduced some of the risk factors in our calculated reserve ratio slightly again in 2011 as a result of lower environmental risk.

Our construction equipment portfolio is characterized by lower outstanding loan balances and improved credit quality in 2011. Special attention balances were reduced by almost half and the portfolio realized lower losses as a percentage of average loans than the Bank as a whole. The construction industry was hard hit during this recession and the outlook is not improving. The pick-up in private sector growth has been offset by decreased government spending. Increases in material costs are outpacing revenue growth, squeezing margins. 1st Source Bank losses have been mitigated by appropriate underwriting and relatively strong collateral values due to the global market for used construction equipment. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.

The auto, light truck and environmental equipment portfolio has been a source of strength during this time of economic turmoil. Portfolio credit quality remained exceptionally strong, with low delinquencies and net charge-offs. Industry dynamics have changed favorably for franchisees with stable to increasing rental rates, strong used car prices and improved efficiencies in the business model with downsized fleets and fewer repurchase vehicles. We reduced slightly the reserve ratios for environmental equipment and step van portions of this portfolio.

There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is somewhat mixed. While recent economic news indicates improvement, the economy remains weak and small business owners remained concerned. With the struggling job market, unemployment remains high, which also bodes poorly for our residential real estate and consumer portfolios. The outlook for the agriculture portfolio is strong, with high and increasing crop prices and land values. Agricultural input costs are higher, but the strong commodity prices are more than offsetting the increased input costs. We have reviewed the calculated loss ratios and the environmental factors and concentration issues affecting these portfolios and incorporated minor adjustments to the reserve ratios as deemed appropriate.

The reserve for loan and lease losses at December 31, 2011, totaled $81.64 million and was 2.64% of loans and leases, compared to $86.87 million or 2.83% of loans and leases at December 31, 2010 and $88.24 million or 2.85% of loans and leases at December 31, 2009. It is our opinion that the reserve for loan and lease losses was appropriate to absorb losses inherent in the loan and lease portfolio as of December 31, 2011.

Charge-offs for loan and lease losses were $12.59 million for 2011, compared to $24.11 million for 2010 and $28.22 million for 2009. Charge-offs decreased in 2011 and 2010 due to a decrease in nonperforming loans and leases reflecting a slowly improving economy. In 2011, the ten largest charge-offs accounted for sixty percent of total losses. The large losses were principally attributable to loans secured by aircraft or commercial real estate as a result of the decline in the values of the underlying collateral. The provision for loan and lease losses was $3.13 million for 2011, compared to the provision for loan and lease losses of $19.21 million for 2010 and the provision for loan and lease losses of $31.10 million for 2009. The higher provision for loan and lease losses in 2010 and 2009 was due to the deterioration in the loan portfolio mainly due to the deterioration in the economy which led to a decline in underlying collateral values.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Amounts of loans and leases outstanding at end of period	$3,090,543	$3,070,623	$3,093,150	$3,298,212	$3,191,441
Average amount of net loans and leases outstanding during period	$3,078,581	$3,109,508	$3,154,820	$3,263,276	$2,992,540
Balance of reserve for loan and lease losses at beginning of period	$86,874	$88,236	$79,776	$66,602	$58,802
Charge-offs:
Commercial and agricultural loans	1,667	4,000	8,809	1,580	1,841
Auto, light truck and environmental equipment	346	1,014	2,750	234	1,770
Medium and heavy duty truck	—	1,879	2,071	924	569
Aircraft financing	4,681	6,507	7,812	462	378
Construction equipment financing	853	2,372	1,476	1,695	799
Commercial real estate	3,120	6,219	2,654	761	340
Residential real estate	282	486	99	118	16
Consumer loans	1,640	1,629	2,544	2,619	1,654
Total charge-offs	12,589	24,106	28,215	8,393	7,367
Recoveries:
Commercial and agricultural loans	1,923	1,612	3,193	1,177	2,356
Auto, light truck and environmental equipment	175	80	310	330	446
Medium and heavy duty truck	2	50	5	248	64
Aircraft financing	964	636	983	2,230	1,779
Construction equipment financing	308	345	444	139	19
Commercial real estate	346	105	28	—	169
Residential real estate	56	47	8	171	—
Consumer loans	456	662	603	624	421
Total recoveries	4,230	3,537	5,574	4,919	5,254
Net charge-offs	8,359	20,569	22,641	3,474	2,113
Provision for loan and lease losses	3,129	19,207	31,101	16,648	7,534
Reserves acquired in acquisitions	—	—	—	—	2,379
Balance at end of period	$81,644	$86,874	$88,236	$79,776	$66,602
Ratio of net charge-offs to average net loans and leases outstanding	0.27%	0.66%	0.72%	0.11%	0.07%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.64%	2.83%	2.85%	2.42%	2.09%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	143.49%	115.50%	104.84%	212.30%	592.49%

Net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type follow:

	2011	2010	2009	2008	2007
Commercial and agricultural loans	(0.05)%	0.44%	0.95%	0.06%	(0.09)%
Auto, light truck and environmental equipment	0.04	0.24	0.73	(0.03)	0.40
Medium and heavy duty truck	—	0.99	0.93	0.25	0.16
Aircraft financing	0.61	0.96	1.09	(0.30)	(0.26)
Construction equipment financing	0.20	0.67	0.30	0.41	0.22
Commercial real estate	0.49	1.05	0.45	0.14	0.04
Residential real estate	0.06	0.11	0.03	(0.02)	0.01
Consumer loans	1.24	0.95	1.63	1.44	0.88
Total net charge-offs to average portfolio loans and leases	0.27%	0.66%	0.72%	0.11%	0.07%

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

	2011		2010		2009		2008		2007
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases		Leases		Leases		Leases		Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Commercial and agricultural loans	$13,091	17.65%	$20,544	17.27%	$24,017	17.66%	$22,694	19.51%	$17,393	18.61%
Auto, light truck, and environmental equipment	8,469	14.11	7,542	12.91	9,630	11.31	9,709	10.73	7,242	9.57
Medium and heavy duty truck	3,742	5.17	5,768	5.30	6,186	6.61	8,785	7.38	8,775	9.41
Aircraft financing	28,626	20.09	29,811	20.01	24,807	19.96	18,883	19.17	17,761	18.39
Construction equipment financing	6,295	8.45	8,439	9.30	8,875	10.13	10,516	11.40	6,171	11.84
Commercial real estate	16,772	17.65	11,177	19.37	10,453	18.76	4,939	17.41	5,645	16.62
Residential real estate	3,362	13.70	2,518	12.73	880	12.02	755	10.44	675	11.00
Consumer loans	1,287	3.18	1,075	3.11	3,388	3.55	3,495	3.96	2,940	4.56
Total	$81,644	100.00%	$86,874	100.00%	$88,236	100.00%	$79,776	100.00%	$66,602	100.00%

Nonperforming Assets — Nonperforming assets include loans past due over 90 days, nonaccrual loans, other real estate, former bank premises held for sale, repossessions and other nonperforming assets we own. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection.

Nonperforming assets amounted to $72.48 million at December 31, 2011, compared to $88.71 million at December 31, 2010, and $101.01 million at December 31, 2009. During 2011, interest income on nonaccrual loans and leases would have increased by approximately $3.90 million compared to $5.81 million in 2010 if these loans and leases had earned interest at their full contract rate.

Nonperforming assets at December 31, 2011 decreased from December 31, 2010, mainly due to decreases in nonaccrual loans and leases. The decrease in nonaccrual loans and leases was spread among the various loan portfolios except for an increase in commercial and agricultural loans. The largest dollar decreases during the most recent year occurred in the aircraft, construction equipment and commercial real estate portfolios.

As of December 31, 2011, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate. These impaired loans totaled approximately $13.34 million which were comprised of $11.85 million secured by commercial real estate and included in commercial real estate loans and $1.49 million secured by aircraft and included in aircraft financing. We have limited exposure to commercial real estate. However, our borrowers with commercial real estate exposure, whether local real estate developers in our commercial portfolio or customers in our niche portfolios such as aircraft whose underlying business is dependent on developing, marketing and managing real estate properties, have suffered as a result of declining real estate values and minimal sales activity. Furthermore, aircraft values declined during 2010 and 2011, increasing the risk in aircraft secured transactions.

Nonperforming assets at December 31 (Dollars in thousands)	2011	2010	2009	2008	2007
Loans past due over 90 days	$460	$361	$628	$1,022	$1,105
Nonaccrual loans and leases
Commercial and agricultural loans	10,966	8,083	9,507	5,399	1,597
Auto, light truck and environmental equipment	2,002	3,330	9,200	709	507
Medium and heavy duty truck	1,599	5,068	11,624	7,801	277
Aircraft financing	12,526	17,897	6,024	9,975	1,846
Construction equipment financing	4,137	8,568	7,218	1,934	1,196
Commercial real estate	20,569	26,621	32,395	6,524	1,842
Residential real estate	4,380	4,958	6,605	2,623	1,739
Consumer loans	261	328	964	1,590	1,132
Total nonaccrual loans and leases	56,440	74,853	83,537	36,555	10,136
Total nonperforming loans and leases	56,900	75,214	84,165	37,577	11,241
Other real estate	7,621	6,392	4,039	1,381	783
Former bank premises held for sale	1,134	1,200	2,490	3,356	4,038
Repossessions:
Commercial and agricultural loans	33	24	164	53	45
Auto, light truck and environmental equipment	222	475	336	226	183
Medium and heavy duty truck	—	170	—	1,248	54
Aircraft financing	6,490	4,795	9,391	16	1,850
Construction equipment financing	—	201	238	67	92
Consumer loans	47	5	36	59	67
Total repossessions	6,792	5,670	10,165	1,669	2,291
Operating leases	29	236	154	185	126
Total nonperforming assets	$72,476	$88,712	$101,013	$44,168	$18,479
Nonperforming loans and leases to loans and leases, net of unearned discount	1.84%	2.45%	2.72%	1.14%	0.35%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	2.28%	2.81%	3.15%	1.30%	0.56%

During 2011 and 2010, questions regarding the validity of foreclosure actions instituted by certain servicers of residential mortgage loans have been publicized. As a result, the Attorney Generals of all 50 states announced an inquiry into the foreclosure practices of servicers and reached a settlement with certain large servicers. In response to this publicity, we undertook an internal review of our foreclosure practices which did not reveal any defects in our process. Controversy over the industry practice of recording mortgages in the name of Mortgage Electronic Registration Systems, Inc. (MERS) also gained momentum. MERS is a company that acts as the mortgagee of record and as the agent for the owner of the related note. When mortgage notes are sold and subsequently assigned to buyers, the change of ownership is recorded electronically within a register maintained by MERS and at that point MERS acts as agent for the new owner. This practice was introduced by the mortgage industry as a means of saving both borrowers and lenders the time and funds needed to record assignments of mortgages in county land offices each time the ownership of the mortgage changed. While MERS has been used throughout the industry for many years, recent developments in the foreclosures arena have challenged its validity. 1st Source was a MERS subscriber, and given this controversy, has chosen to discontinue the use of MERS in 2011.

Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2011 and 2010, we had $4.10 million and $16.62 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2011, potential problem loans consisted of 6 credit relationships. Weakness in these companies’ operating performance has caused us to heighten attention given to these credits.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $216.93 million and $201.03 million as of December 31, 2011 and 2010, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $149.21 million and $41.27 million as of December 31, 2011, respectively, compared to $134.34 million and $34.03 million as of December 31, 2010, respectively. Outstanding balances to borrowers in other countries were insignificant.

Investment Portfolio

The amortized cost of securities at year-end 2011 decreased 10.39% from 2010, following a 6.57% increase from year-end 2009 to year-end 2010. The amortized cost of securities at December 31, 2011 was $853.20 million or 19.51% of total assets, compared to $952.10 million or 21.42% of total assets at December 31, 2010. The decrease in the investment portfolio in 2011 was primarily related to a reduction in deposits as a funding source.

The amortized cost of securities available-for-sale as of December 31 is summarized as follows:

(Dollars in thousands)	2011	2010	2009
U.S. Treasury and Federal agencies securities	$390,819	$442,612	$390,189
U.S. States and political subdivisions securities	101,587	147,679	188,706
Mortgage-backed securities — Federal agencies	317,392	309,046	286,415
Corporate debt securities	36,349	45,778	26,166
Foreign government and other securities	4,690	5,732	675
Marketable equity securities	2,367	1,254	1,288
Total investment securities available-for-sale	$853,204	$952,101	$893,439

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2011, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$15,029	2.27%
1 — 5 years	315,064	1.83
5 — 10 years	60,726	2.75
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	390,819	1.99
U.S. States and political subdivisions securities
Under 1 year	12,830	5.55
1 — 5 years	44,645	5.64
5 — 10 years	36,143	5.78
Over 10 years	7,969	1.82
Total U.S. States and political subdivisions securities	101,587	5.38
Corporate debt securities
Under 1 year	5,024	1.74
1 — 5 years	26,328	1.23
5 — 10 years	4,997	2.36
Over 10 years	—	—
Total Corporate debt securities	36,349	1.46
Foreign government and other securities
Under 1 year	1,279	2.29
1 — 5 years	3,411	1.43
5 — 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	4,690	1.66
Mortgage-backed securities — Federal agencies	317,392	3.04
Marketable equity securities	2,367	3.92
Total investment securities available-for-sale	$853,204	2.76%

At December 31, 2011, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates (or Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. All securities have a current credit rating of Aaa or AA+ from the rating agencies. At December 31, 2011, the vintage of the underlying loans comprising our securities are:  35% in the years 2010 and 2011; 39% in the years 2008 and 2009; 10% in the years 2006 and 2007; and 16% in years 2005 and prior.

Deposits

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$541,421	—%	$484,028	—%	$427,513	—%
Interest bearing demand deposits	1,350,193	0.22	1,377,549	0.32	1,209,800	0.62
Savings deposits	364,453	0.11	321,030	0.13	325,801	0.29
Other time deposits	1,299,387	2.11	1,422,588	2.79	1,610,534	3.42
Total deposits	$3,555,454		$3,605,195		$3,573,648

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

	Federal Funds
	Purchased and
	Security		Other
	Repurchase	Commercial	Short-Term	Total
(Dollars in thousands)	Agreements	Paper	Borrowings	Borrowings
2011
Balance at December 31, 2011	$106,991	$7,579	$10,664	$125,234
Maximum amount outstanding at any month-end	144,062	8,058	16,548	168,668
Average amount outstanding	129,233	5,506	14,689	149,428
Weighted average interest rate during the year	0.16%	0.30%	0.53%	0.20%
Weighted average interest rate for outstanding amounts at December 31, 2011	0.14%	0.21%	—%	0.13%

2010
Balance at December 31, 2010	$136,028	$3,598	$16,363	$155,989
Maximum amount outstanding at any month-end	169,831	8,533	21,542	199,906
Average amount outstanding	137,368	6,866	19,957	164,191
Weighted average interest rate during the year	0.27%	0.43%	1.97%	0.49%
Weighted average interest rate for outstanding amounts at December 31, 2010	0.20%	0.28%	0.68%	0.25%

2009
Balance at December 31, 2009	$123,787	$4,726	$21,597	$150,110
Maximum amount outstanding at any month-end	275,407	5,392	23,863	304,662
Average amount outstanding	161,529	4,048	20,070	185,647
Weighted average interest rate during the year	0.40%	0.34%	2.30%	0.60%
Weighted average interest rate for outstanding amounts at December 31, 2009	0.25%	0.43%	1.80%	0.48%

Liquidity

Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit of $100,000 and over. In 2011, average core deposits equaled 71.46% of average total assets, compared to 70.53% in 2010 and 68.13% in 2009. The effective rate of core deposits in 2011 was 0.72%, compared to 1.05% in 2010 and 1.54% in 2009.

Average demand deposits (noninterest bearing core deposits) increased 11.86% in 2011 compared to an increase of 13.22% in 2010. These represented 17.21% of total core deposits in 2011, compared to 15.10% in 2010, and 13.93% in 2009.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit of $100,000 and over, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2011, our reliance on purchased funds increased slightly to 12.70% of average total assets from 12.43% in 2010.

Shareholders’ Equity — Average shareholders’ equity equated to 11.51% of average total assets in 2011 compared to 13.00% in 2010. Shareholders’ equity was 11.98% of total assets at year-end 2011, compared to 10.94% at year-end 2010.  We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $18.51 million and $10.51 million at December 31, 2011 and 2010, respectively.

Our sale of preferred shares under the TARP Capital Purchase Program in January 2009 increased our shareholders’ equity by $111.00 million. We redeemed all of the preferred shares in December 2010 which reduced shareholders’ equity by $111.00 million. We repurchased the common stock warrant under the Capital Purchase Program in March 2011 which reduced shareholders’ equity by $3.75 million.

Other Liquidity — The State of Indiana changed the law governing the collateralization of public fund deposits. Under the new law, the Indiana Board of Depositories will determine what financial institutions are required to pledge collateral. We have been informed that no collateral is necessary through March 31, 2012 for our Indiana public fund deposits.  However, legislation could alter this requirement in the future. Our potential liquidity exposure if we must pledge collateral is approximately $524 million.

Liquidity Risk Management — The Bank’s liquidity is monitored and closely managed by the Asset/Liability Management Committee (ALCO), whose members are comprised of the Bank’s senior management. Asset and liability management includes the management of interest rate sensitivity and the maintenance of an adequate liquidity position. The purpose of interest rate sensitivity management is to stabilize net interest income during periods of changing interest rates.

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

The Bank’s liquidity strategy is guided by internal policies and  the Interagency Policy Statement on Funding and Liquidity Risk Management. Internal guidelines consist of:

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

At December 31, 2011, we were in compliance with the foregoing internal policies and regulatory guidelines.

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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at December 31, 2011 there were no amounts outstanding, we could borrow approximately $255.00 million for a short time from these banks on a collective basis. As of December 31, 2011, the Bank had $25.90 million outstanding in FHLB advances and could borrow an additional $169.79 million. We also had $337.73 million available to borrow from the FRB with no amounts outstanding as of December 31, 2011.

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

A hypothetical change in net interest income was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. At December 31, 2011 and 2010, the aggregate hypothetical impact to pre-tax net interest income was as follows:

	Aggregate Hypothetical Change in Net Interest Income
	December 31, 2011			December 31, 2010
Change in Interest Rates	Estimated	Dollar	Percent	Estimated	Dollar	Percent
(dollars in thousands)	Net Interest Income	Change	Change	Net Interest Income	Change	Change
+1.00%	$151,003	$4,733	3.24%	$149,966	$269	0.18%
Base	146,270	—	—	149,697	—	—
-1.00%	138,435	(7,835)	(5.36)	145,056	(4,641)	(3.10)

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates.  Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

At December 31, 2011 and 2010, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2011, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligation payments by period follows:

						Indeterminate
(Dollars in thousands)	Note	0 — 1 Year	1 — 3 Years	3 — 5 Years	Over 5 Years	maturity	Total
Deposits without stated maturity	—	$2,333,085	$—	$—	$—	$—	$2,333,085
Certificates of deposit	10	545,204	598,382	35,919	7,551	—	1,187,056
Long-term debt	11	230	20,488	5,620	605	10,213	37,156
Subordinated notes	12	—	—	—	89,692	—	89,692
Operating leases	18	3,107	4,873	3,709	7,824	—	19,513
Purchase obligations	—	24,943	2,489	392	439	—	28,263
Total contractual obligations		$2,906,569	$626,232	$45,640	$106,111	$10,213	$3,694,765

We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2011. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2011.

We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2011 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.24 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 17 of the Notes to Consolidated Financial Statements for a discussion on income taxes.

Assets under management and assets under custody are held in fiduciary or custodial capacity for our clients. In accordance with U.S. generally accepted accounting principles, these assets are not included on our balance sheet.

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

Quarterly Results of Operations

The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2011 and 2010.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2011
Interest income	$47,210	$47,873	$46,586	$45,854
Interest expense	10,350	10,289	9,960	8,524
Net interest income	36,860	37,584	36,626	37,330
Provision for (recovery of) loan and lease losses	2,198	67	1,260	(396)
Investment securities and other investment gains (losses)	130	1,142	414	(287)
Income before income taxes	15,139	22,998	18,448	17,204
Net income	10,608	14,865	11,540	11,182
Net income available to common shareholders	10,608	14,865	11,540	11,182
Diluted net income per common share	0.43	0.61	0.47	0.45

2010
Interest income	$49,412	$50,050	$50,241	$50,923
Interest expense	14,510	13,801	13,057	11,761
Net interest income	34,902	36,249	37,184	39,162
Provision for loan and lease losses	4,388	5,798	5,578	3,443
Investment securities and other investment gains	881	95	1,083	234
Income before income taxes	14,326	11,404	16,547	18,199
Net income	9,679	7,795	11,203	12,567
Net income available to common shareholders	7,968	6,078	9,482	6,127
Diluted net income per common share	0.33	0.25	0.39	0.25

Net income was $11.18 million for the fourth quarter of 2011, compared to the $12.57 million of net income reported for the fourth quarter of 2010. Diluted net income per common share for the fourth quarter of 2011 amounted to $0.45, compared to $0.25 per common share reported in the fourth quarter of 2010.

The net interest margin was 3.66% for the fourth quarter of 2011 versus 3.67% for the same period in 2010. Tax-equivalent net interest income was $37.89 million for the fourth quarter of 2011, down 5.18% from 2010’s fourth quarter.

Our recovery of provision for loan and lease losses was $(0.40) million in the fourth quarter of 2011 compared to provision for loan and lease losses of $3.44 million in the fourth quarter of 2010. Net charge-offs were $2.17 million for the fourth quarter 2011, compared to net charge-offs of $6.08 million a year ago.

Noninterest income for the fourth quarter of 2011 was $20.27 million, compared to $22.42 million for the fourth quarter of 2010. Noninterest expense for the fourth quarter of 2011 was $40.79 million and was $39.94 million in the fourth quarter 2010.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited 1st Source Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, 1st Source Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries’ at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 17, 2012

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2011	2010

ASSETS
Cash and due from banks	$61,406	$62,313
Federal funds sold and interest bearing deposits with other banks	52,921	34,559
Investment securities available-for-sale (amortized cost of $853,204 and $952,101 at December 31, 2011 and December 31, 2010, respectively)	883,000	969,018
Other investments	18,974	21,343
Trading account securities	132	138
Mortgages held for sale	12,644	32,599
Loans and leases, net of unearned discount:
Commercial and agricultural loans	545,570	530,228
Auto, light truck and environmental equipment	435,965	396,500
Medium and heavy duty truck	159,796	162,824
Aircraft financing	620,782	614,357
Construction equipment financing	261,204	285,634
Commercial real estate	545,457	594,729
Residential real estate	423,606	390,951
Consumer loans	98,163	95,400
Total loans and leases	3,090,543	3,070,623
Reserve for loan and lease losses	(81,644)	(86,874)
Net loans and leases	3,008,899	2,983,749
Equipment owned under operating leases, net	69,551	78,138
Net premises and equipment	39,857	33,881
Goodwill and intangible assets	87,675	88,955
Accrued income and other assets	139,012	140,588
Total assets	$4,374,071	$4,445,281
LIABILITIES
Deposits:
Noninterest bearing	$580,101	$524,564
Interest bearing	2,940,040	3,098,181
Total deposits	3,520,141	3,622,745
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	106,991	136,028
Other short-term borrowings	18,243	19,961
Total short-term borrowings	125,234	155,989
Long-term debt and mandatorily redeemable securities	37,156	24,816
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	77,930	65,656
Total liabilities	3,850,153	3,958,898
SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 25,643,506 shares in 2011 and 2010	346,535	350,282
Retained earnings	190,261	157,875
Cost of common stock in treasury (1,429,484 shares in 2011 and 1,470,696 shares in 2010)	(31,389)	(32,284)
Accumulated other comprehensive income	18,511	10,510
Total shareholders’ equity	523,918	486,383
Total liabilities and shareholders’ equity	$4,374,071	$4,445,281

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2011	2010	2009
Interest income:
Loans and leases	$163,986	$173,526	$174,885
Investment securities, taxable	18,533	20,466	17,594
Investment securities, tax-exempt	4,013	5,573	6,705
Other	991	1,061	1,228
Total interest income	187,523	200,626	200,412
Interest expense:
Deposits	30,762	44,605	63,521
Short-term borrowings	300	800	1,115
Subordinated notes	6,589	6,589	6,589
Long-term debt and mandatorily redeemable securities	1,472	1,135	975
Total interest expense	39,123	53,129	72,200
Net interest income	148,400	147,497	128,212
Provision for loan and lease losses	3,129	19,207	31,101
Net interest income after provision for loan and lease losses	145,271	128,290	97,111
Noninterest income:
Trust fees	16,327	15,838	15,036
Service charges on deposit accounts	18,488	19,323	20,645
Mortgage banking income	3,839	6,218	8,251
Insurance commissions	4,793	5,074	4,930
Equipment rental income	23,361	26,036	25,757
Other income	12,665	11,909	9,224
Investment securities and other investment gains	1,399	2,293	1,687
Total noninterest income	80,872	86,691	85,530
Noninterest expense:
Salaries and employee benefits	77,261	75,815	72,483
Net occupancy expense	8,714	8,788	9,185
Furniture and equipment expense	14,130	12,543	13,980
Depreciation — leased equipment	18,650	20,715	20,515
Professional fees	5,508	6,353	4,399
Supplies and communications	5,453	5,499	5,916
Business development and marketing expense	4,032	3,774	3,488
Loan and lease collection and repossession expense	6,724	6,227	4,283
FDIC and other insurance	4,421	6,256	8,362
Other expense	7,461	8,535	8,512
Total noninterest expense	152,354	154,505	151,123
Income before income taxes	73,789	60,476	31,518
Income taxes	25,594	19,232	6,028
Net income	48,195	41,244	25,490
Preferred stock dividends and discount accretion	—	(11,589)	(6,416)
Net income available to common shareholders	$48,195	$29,655	$19,074
Basic net income per common share	$1.96	$1.21	$0.79
Diluted net income per common share	$1.96	$1.21	$0.79

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
					Cost of	Other
					Common	Comprehensive
(Dollars in thousands, except per		Preferred	Common	Retained	Stock	Income (Loss),
share data)	Total	Stock	Stock	Earnings	in Treasury	Net
Balance at January 1, 2009	$453,664	$—	$342,982	$136,877	$(32,019)	$5,824
Comprehensive income, net of tax:
Net income	25,490	—	—	25,490	—	—
Change in unrealized appreciation of available-for-sale securities, net of tax	140	—	—	—	—	140
Reclassification adjustments for gains included in net income, net of tax	(870)	—	—	—	—	(870)
Total comprehensive income	24,760	—	—	—	—	—
Issuance of 83,402 common shares per stock based compensation awards, including related tax effects	1,663	—	—	725	938	—
Cost of 83,309 shares of common stock acquired for treasury	(1,299)	—	—	—	(1,299)	—
Issuance of preferred stock	103,725	103,725	—	—	—	—
Preferred stock discount accretion	—	1,205	—	(1,205)	—	—
Issuance of warrants to purchase common stock	7,275	—	7,275	—	—	—
Preferred stock dividend (paid and/or accrued)	(5,211)	—	—	(5,211)	—	—
Stock based compensation	12	—	12	—	—	—
Common stock dividend ($.59 per share)	(14,269)	—	—	(14,269)	—	—
Balance at December 31, 2009	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Comprehensive income, net of tax:
Net income	41,244	—	—	41,244	—	—
Change in unrealized appreciation of available-for-sale securities, net of tax	5,578	—	—	—	—	5,578
Reclassification adjustments for gains included in net income, net of tax	(162)	—	—	—	—	(162)
Total comprehensive income	46,660	—	—	—	—	—
Issuance of 187,554 common shares per stock based compensation awards, including related tax effects	2,873	—	—	635	2,238	—
Cost of 125,767 shares of common stock acquired for treasury	(2,142)	—	—	—	(2,142)	—
Preferred stock discount accretion	—	6,070	—	(6,070)	—	—
Redemption of preferred stock	(111,000)	(111,000)	—	—	—	—
Preferred stock dividend (paid and/or accrued)	(5,519)	—	—	(5,519)	—	—
Stock based compensation	13	—	13	—	—	—
Common stock dividend ($.61 per share)	(14,822)	—	—	(14,822)	—	—
Balance at December 31, 2010	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Comprehensive income, net of tax:
Net income	48,195	—	—	48,195	—	—
Change in unrealized appreciation of available-for-sale securities, net of tax	8,857	—	—	—	—	8,857
Reclassification adjustments for gains included in net income, net of tax	(856)	—	—	—	—	(856)
Total comprehensive income	56,196	—	—	—	—	—
Issuance of 154,921 common shares per stock based compensation awards, including related tax effects	2,953	—	—	(183)	3,136	—
Cost of 113,709 shares of common stock acquired for treasury	(2,241)	—	—	—	(2,241)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Stock based compensation	3	—	3	—	—	—
Common stock dividend ($.64 per share)	(15,626)	—	—	(15,626)	—	—
Balance at December 31, 2011	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2011	2010	2009
Operating activities:
Net income	$48,195	$41,244	$25,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,129	19,207	31,101
Depreciation of premises and equipment	3,733	4,132	4,605
Depreciation of equipment owned and leased to others	18,650	20,715	20,515
Amortization of investment security premiums and accretion of discounts, net	2,260	1,576	5,304
Amortization of mortgage servicing rights	2,907	3,277	3,331
Mortgage servicing asset impairment/(recoveries)	238	(1)	(2,072)
Deferred income taxes	3,634	(1,055)	5,687
Investment securities and other investment gains	(1,399)	(2,293)	(1,687)
Originations/purchases of loans held for sale, net of principal collected	(107,974)	(411,541)	(577,949)
Proceeds from the sales of loans held for sale	130,400	412,019	602,126
Net gain on sale of loans held for sale	(2,471)	(6,427)	(4,140)
Change in trading account securities	6	(13)	(25)
Change in interest receivable	592	1,969	1,723
Change in interest payable	(2,514)	(4,728)	(3,944)
Change in other assets	15,950	22,100	(17,676)
Change in other liabilities	6,274	8,387	(21,937)
Other	2,798	2,700	794
Net change in operating activities	124,408	111,268	71,246
Investing activities:
Proceeds from sales of investment securities	133,241	83,089	240,325
Proceeds from maturities of investment securities	353,170	431,137	515,216
Purchases of investment securities	(388,376)	(572,172)	(937,217)
Net change in other investments	2,369	3,605	(72)
Loans sold or participated to others	20,254	19,311	17,805
Net change in loans and leases	(64,167)	(35,428)	145,223
Net change in equipment owned under operating leases	(10,063)	(1,850)	(34,457)
Purchases of premises and equipment	(11,417)	(2,515)	(2,256)
Net change in investing activities	35,011	(74,823)	(55,433)
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	39,919	126,079	317,699
Net change in certificates of deposit	(142,523)	(155,798)	(179,777)
Net change in short-term borrowings	(30,755)	5,879	(146,065)
Proceeds from issuance of long-term debt	11,427	16,163	1,014
Payments on long-term debt	(1,073)	(11,134)	(11,382)
Net proceeds from issuance of treasury stock	2,953	2,873	1,663
Acquisition of treasury stock	(2,241)	(2,142)	(1,299)
Net proceeds from issuance of preferred stock & common stock warrants	—	—	111,000
Redemption of preferred stock	—	(111,000)	—
Repurchase of common stock warrant	(3,750)	—	—
Cash dividends paid on preferred stock	—	(5,519)	(4,502)
Cash dividends paid on common stock	(15,921)	(15,076)	(14,520)
Net change in financing activities	(141,964)	(149,675)	73,831
Net change in cash and cash equivalents	17,455	(113,230)	89,644
Cash and cash equivalents, beginning of year	96,872	210,102	120,458
Cash and cash equivalents, end of year	$114,327	$96,872	$210,102
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$15,633	$18,075	$19,393
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,420	2,545	1,254
Cash paid for:
Interest	$41,637	$57,857	$76,145
Income taxes	19,867	17,404	8,903

The accompanying notes are a part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Accounting Policies

1st Source Corporation is a bank holding company headquartered in South Bend, Indiana that provides, through our subsidiaries (collectively referred to as “1st Source”), a broad array of financial products and services. 1st Source Bank (“Bank”), our banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients in Indiana and Michigan. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements

Basis of Presentation — The financial statements consolidate 1st Source and our subsidiaries (principally the Bank). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note 22, investments in subsidiaries are carried at equity in our underlying net assets.

Use of Estimates in the Preparation of Financial Statements — Financial statements prepared in accordance with U.S. generally accepted accounting principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash Flow — For purposes of the consolidated and parent company only statements of cash flows, we consider cash and due from banks, federal funds sold and interest bearing deposits with other banks with original maturities of three months or less as cash and cash equivalents.

Securities — Securities that we have the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2011 and 2010, we held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

The initial indication of other-than-temporary impairment (OTTI) for both debt and equity securities is a decline in fair value below amortized cost. Quarterly, any impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI impairment losses, we consider among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.

Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, we review our investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2011 and 2010, it was determined that our investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months.  These investments are in denominations, including accrued interest, that are fully insured by the FDIC.

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

The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans and consumer loans that are well secured and in the process of collection. Residential mortgage loans are placed on nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan and lease losses. However, in some cases, management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. When a loan or lease is classified as nonaccrual and the future collectibility of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, which is typically evidenced by a sustained repayment performance of at least six months.

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

Loans and leases that have been modified and economic concessions have been granted to borrowers who have experienced financial difficulties are considered a troubled debt restructuring (TDR). These concessions typically result from our loss mitigation activities and may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

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

1st Source Bank sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow us to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At our option, and without GNMA’s prior authorization, we may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once we have the unconditional ability to repurchase a delinquent loan, we are deemed to have regained effective control over the loan and we are required to recognize the loan on our balance sheet and record an offsetting liability, regardless of our intent to repurchase the loan. At December 31, 2011 and 2010, residential real estate portfolio loans included $10.66 million and $9.70 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.

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

As part of mortgage banking operations, we enter into commitments to originate loans whereby the interest rate on these loans is determined prior to funding (“rate lock commitments”). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under our risk management policy, these fair values are hedged primarily by selling forward contracts on agency securities. The rate lock commitments on mortgage loans intended to be sold and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings.

Reserve for Loan and Lease Losses — The reserve for loan and lease losses is maintained at a level believed to be appropriate by management to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified impaired loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, formula reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogenous loans and leases. Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

Specific reserves are established for certain business and specialty finance credits based on a regular analysis of special attention loans and leases. This analysis is performed by the Credit Policy Committee, the Loan Review Department, Credit Administration, and the Loan Workout Departments. The specific reserves are based on an analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity. Sources for determining collateral values include appraisals, evaluations, auction values and industry guides. Generally, for loans secured by commercial real estate and dependent on cash flows from the underlying collateral to service the debt, a new appraisal is obtained at the time the credit is deemed to be impaired. For non-income producing commercial real estate, an appraisal or evaluation is ordered depending on an analysis of the underlying factors, including an assessment of the overall credit worthiness of the borrower, the value of non-real estate collateral supporting the transaction and the date of the most recent existing appraisal or evaluation. An evaluation may be performed in lieu of obtaining a new appraisal for less complex transactions secured by local market properties. Values based on evaluations are discounted more heavily than those determined by appraisals when calculating loan impairment. Appraisals, evaluations and industry guides are used to determine aircraft values. Appraisals, industry guides and auction values are used to determine construction equipment, truck and auto values.

The formula reserves determined for each business lending division portfolio are calculated quarterly by applying loss factors to outstanding loans and leases based upon a review of historical loss experience and qualitative factors, which include but are not limited to, economic trends, current market risk assessment by industry, recent loss experience in particular segments of the portfolios, movement in equipment values collateralizing specialized industry portfolios, concentrations of credit, delinquencies, trends in volume, experience and depth of relationship managers and division management, and the effects of changes in lending policies and practices, including changes in quality of the loan and lease origination, servicing and risk management processes. Special attention loans and leases without specific reserves receive a higher percentage allocation ratio than credits not considered special attention.

Pooled loans and leases are smaller credits and are homogenous in nature, such as consumer credits and residential mortgages. Pooled loan and lease loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions, and current trends in the geographic markets which we serve.

A comprehensive analysis of the reserve is performed by management on a quarterly basis by reviewing all loans and leases over a fixed dollar amount ($100,000) where the internal credit quality grade is at or below a predetermined classification. Although management determines the amount of each element of the reserve separately and relies on this process as an important credit management tool, the entire reserve is available for the entire loan and lease portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts both positively and negatively. Management’s methodology includes several factors intended to minimize the difference between estimated and actual losses. These factors allow management to adjust our estimate of losses based on the most recent information available.

Impaired loans with impairment are reviewed quarterly to assess the probability of being able to collect the portion considered impaired. When a review and analysis of the underlying credit and collateral indicates ultimate collection is improbable, the impairment is charged-off and deducted from the reserve. Additional loans and leases, which are deemed uncollectible or have a low likelihood of collection, are charged off and deducted from the reserve, while recoveries of amounts previously charged off are credited to the reserve. A (recovery of) provision for loan and lease losses is credited or charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Equipment Owned Under Operating Leases — We finance various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Generally, lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. For automobile leases, fair value was based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination.

Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the lower of cost or fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Other real estate also includes bank premises qualifying as held for sale. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2011 and 2010, other real estate had carrying values of $8.76 million and $7.59 million, respectively, and is included in Other Assets in the Statements of Financial Condition.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from our business banking activities and our specialty finance activities. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent fair value write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $6.79 million and $5.67 million, as of December 31, 2011 and 2010, respectively, and are included in Other Assets in the Statements of Financial Condition.

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

During the fourth quarter of 2011, we voluntarily changed our annual goodwill and indefinite-lived intangible asset impairment testing date from the last day of February to October 1. This change is preferable under the circumstances as it better aligns impairment testing procedures with 1) year-end financial reporting, while still providing sufficient time to assess the recoverability of goodwill and to measure any indicated impairment, as applicable, and 2) the annual business planning and budgeting process, which occurs during the fourth quarter of each year. As a result, the goodwill impairment testing will utilize the most updated projected financial information. Accordingly, management considers this accounting change preferable. This change does not accelerate or delay an impairment charge, nor does this change result in adjustments to previously issued financial statements. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Partnership Investment — We account for our investments in partnerships for which we own three percent or more of the partnership on the equity method. The partnerships which we have investments in account for their investments at fair value. As a result, our investments in these partnerships reflect the underlying fair value of the partnerships’ investments. We account for our investments in partnerships of which we own less than three percent at the lower of cost or fair value. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2011 and 2010 were $2.80 million and $1.96 million, respectively.

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

Stock-Based Employee Compensation — We recognize stock-based compensation as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for our purposes, is the date of grant. We account for stock-based compensation using the modified prospective transition method.

Segment Information — 1st Source has one principal business segment, commercial banking. While our chief decision makers monitor the revenue streams of various products and services, the identifiable segments’ operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of our financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Note 2 — Recent Accounting Pronouncements

Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. We are assessing the impact of ASU 2011-11 on our disclosures.

Goodwill: In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are assessing the impact of ASU 2011-08 on our goodwill impairment test but do not expect an impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

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

Receivables: In April 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective July 1, 2011 and was applied retrospectively to January 1, 2011. The new disclosures are presented in Note 4 - Loan and Lease Financings. The effect of applying this standard was not material.

Note 3 — Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and Federal agencies securities	$390,819	$10,356	$(50)	$401,125
U.S. States and political subdivisions securities	101,587	6,433	(660)	107,360
Mortgage-backed securities - Federal agencies	317,392	11,565	(9)	328,948
Corporate debt securities	36,349	325	(364)	36,310
Foreign government and other securities	4,690	24	(1)	4,713
Total debt securities	850,837	28,703	(1,084)	878,456
Marketable equity securities	2,367	2,673	(496)	4,544
Total investment securities available-for-sale	$853,204	$31,376	$(1,580)	$883,000
December 31, 2010
U.S. Treasury and Federal agencies securities	$442,612	$5,546	$(849)	$447,309
U.S. States and political subdivisions securities	147,679	4,381	(1,753)	150,307
Mortgage-backed securities - Federal agencies	309,046	7,854	(232)	316,668
Corporate debt securities	45,778	182	(345)	45,615
Foreign government and other securities	5,732	18	(34)	5,716
Total debt securities	950,847	17,981	(3,213)	965,615
Marketable equity securities	1,254	2,152	(3)	3,403
Total investment securities available-for-sale	$952,101	$20,133	$(3,216)	$969,018

At December 31, 2011, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

At December 31, 2011 and 2010, we held no preferred equity securities. The contractual maturities of investments in securities available-for-sale at December 31, 2011, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$219,861	$220,273
Due after one year through five years	227,544	235,791
Due after five years through ten years	86,040	93,444
Due after ten years	—	—
Mortgage-backed securities	317,392	328,948
Total debt securities available-for-sale	$850,837	$878,456

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2011	2010	2009
Gross realized gains	$1,662	$297	$2,108
Gross realized losses	(284)	(36)	(707)
Net realized gains	$1,378	$261	$1,401

There were no OTTI writedowns in 2011 or 2010.

There were net losses of $6 thousand and net gains of $13 thousand recorded on $0.13 million and $0.14 million in trading securities outstanding at December 31, 2011 and December 31, 2010, respectively.

The following tables summarize our gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
U.S. Treasury and Federal agencies securities	$42,536	$(50)	$—	$—	$42,536	$(50)
U.S. States and political subdivisions securities	423	(9)	5,149	(651)	5,572	(660)
Mortgage-backed securities - Federal agencies	5,071	(1)	13,099	(8)	18,170	(9)
Corporate debt securities	4,858	(142)	8,579	(222)	13,437	(364)
Foreign government and other securities	1,011	(1)	—	—	1,011	(1)
Total debt securities	53,899	(203)	26,827	(881)	80,726	(1,084)
Marketable equity securities	622	(492)	4	(4)	626	(496)
Total temporarily impaired available-for-sale securities	$54,521	$(695)	$26,831	$(885)	$81,352	$(1,580)
December 31, 2010
U.S. Treasury and Federal agencies securities	$158,497	$(849)	$—	$—	$158,497	$(849)
U.S. States and political subdivisions securities	9,226	(246)	9,055	(1,507)	18,281	(1,753)
Mortgage-backed securities - Federal agencies	23,351	(213)	4,887	(19)	28,238	(232)
Corporate debt securities	26,407	(345)	—	—	26,407	(345)
Foreign government and other securities	3,015	(34)	—	—	3,015	(34)
Total debt securities	220,496	(1,687)	13,942	(1,526)	234,438	(3,213)
Marketable equity securities	—	—	5	(3)	5	(3)
Total temporarily impaired available-for-sale securities	$220,496	$(1,687)	$13,947	$(1,529)	$234,443	$(3,216)

At December 31, 2011, we do not have the intent to sell any of the available-for-sale securities in the table above and believe that it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses on marketable equity securities relate primarily to one common stock investment. We evaluated the company’s near term prospects in relation to the severity and duration of the impairment. Based on the evaluation and our intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider the investment other-than-temporarily impaired at December 31, 2011. Accordingly, as of December 31, 2011, we believe the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At December 31, 2011 and 2010, investment securities with carrying values of $250.36 million and $299.88 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note 4 — Loan and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2011 and 2010, and totaled $3.09 billion and $3.07 billion, respectively. At December 31, 2011 and 2010, net deferred loan and lease costs were $3.51 million and $2.96 million, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated Statements of Financial Condition.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2011 and 2010, follows:

(Dollars in thousands)	2011	2010
Direct finance leases:
Rentals receivable	$216,322	$200,640
Estimated residual value of leased assets	23,115	25,473
Gross investment in lease financing	239,437	226,113
Unearned income	(35,118)	(33,384)
Net investment in lease financing	$204,319	$192,729

At December 31, 2011, the minimum future lease payments receivable for each of the years 2012 through 2016 were $43.23 million, $36.22 million, $31.47 million, $26.60 million, and $21.14 million, respectively.

In the ordinary course of business, we have extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $14.21 million and $9.97 million at December 31, 2011 and 2010, respectively. During 2011, $15.98 million of new loans and other additions were made and repayments and other reductions totaled $11.74 million.

We evaluate loans and leases for credit quality at least annually but more frequently if certain circumstances occur (such as material new information which becomes available and indicates a potential change in credit risk). We use two methods to assess credit risk: loan or lease credit quality grades and credit risk classifications. The purpose of the loan or lease credit quality grade is to document the degree of risk associated with individual credits as well as inform management of the degree of risk in the portfolio taken as a whole. Credit risk classifications are used to categorize loans by degree of risk and to designate individual or committee approval authorities for higher risk credits at the time of origination. Credit risk classifications include categories for: Acceptable, Marginal, Special Attention, Special Risk, Restricted by Policy, Regulated and Prohibited by Law.

All loans and leases, except residential real estate loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality. The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on our safety and soundness. Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $100,000 are reviewed quarterly as part of management’s evaluation of the appropriateness of the reserve for loan and lease losses. Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit our exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered ‘‘classified’’ and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe ‘‘doubtful’’ (grade 11) and ‘‘loss’’ (grade 12).

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class, as of December 31.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2011
Commercial and agricultural loans	$513,011	$32,559	$545,570
Auto, light truck and environmental equipment	432,288	3,677	435,965
Medium and heavy duty truck	154,261	5,535	159,796
Aircraft financing	580,004	40,778	620,782
Construction equipment financing	239,643	21,561	261,204
Commercial real estate	487,576	57,881	545,457
Total	$2,406,783	$161,991	$2,568,774
December 31, 2010
Commercial and agricultural loans	$483,603	$46,625	$530,228
Auto, light truck, and environmental equipment	389,774	6,726	396,500
Medium and heavy duty truck	143,431	19,393	162,824
Aircraft financing	555,106	59,251	614,357
Construction equipment financing	246,644	38,990	285,634
Commercial real estate	532,581	62,148	594,729
Total	$2,351,139	$233,133	$2,584,272

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The table below presents the recorded investment in residential real estate and consumer loans by performing or non-performing status as of December 31. Non-performing loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2011
Residential real estate	$418,810	$4,796	$423,606
Consumer	97,857	306	98,163
Total	$516,667	$5,102	$521,769
December 31, 2010
Residential real estate	$385,729	$5,222	$390,951
Consumer	94,973	427	95,400
Total	$480,702	$5,649	$486,351

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status as of December 31.

				90 Days or
				More Past	Total		Total
		30-59 Days	60-89 Days	Due and	Accruing		Financing
(Dollars in thousands)	Current	Past Due	Past Due	Accruing	Loans	Nonaccrual	Receivables
December 31, 2011
Commercial and agricultural loans	$534,053	$550	$1	$—	$534,604	$10,966	$545,570
Auto, light truck and environmental equipment	433,048	674	241	—	433,963	2,002	435,965
Medium and heavy duty truck	158,192	5	—	—	158,197	1,599	159,796
Aircraft financing	608,032	224	—	—	608,256	12,526	620,782
Construction equipment financing	256,691	376	—	—	257,067	4,137	261,204
Commercial real estate	522,883	2,005	—	—	524,888	20,569	545,457
Residential real estate	415,177	2,894	739	416	419,226	4,380	423,606
Consumer	96,824	762	271	45	97,902	261	98,163
Total	$3,024,900	$7,490	$1,252	$461	$3,034,103	$56,440	$3,090,543
December 31, 2010
Commercial and agricultural loans	$521,363	$760	$22	$—	$522,145	$8,083	$530,228
Auto, light truck and environmental equipment	391,925	528	715	—	393,168	3,332	396,500
Medium and heavy duty truck	157,723	33	—	—	157,756	5,068	162,824
Aircraft financing	580,174	16,097	188	—	596,459	17,898	614,357
Construction equipment financing	275,204	1,254	601	—	277,059	8,575	285,634
Commercial real estate	567,254	759	94	—	568,107	26,622	594,729
Residential real estate	381,368	3,781	580	264	385,993	4,958	390,951
Consumer	93,290	1,152	531	98	95,071	329	95,400
Total	$2,968,301	$24,364	$2,731	$362	$2,995,758	$74,865	$3,070,623

Interest income for the years ended December 31, 2011, 2010, and 2009, would have increased by approximately $3.90 million, $5.81 million, and $5.17 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses as of December 31.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
December 31, 2011
With no related allowance recorded:
Commercial and agricultural loans	$2,002	$2,002	$—
Auto, light truck and environmental equipment	770	770	—
Medium and heavy duty truck	959	959	—
Aircraft financing	11,206	11,206	—
Construction equipment financing	3,949	3,949	—
Commercial real estate	17,088	17,091	—
Residential real estate	—	—	—
Consumer	211	210	—
Total with no related allowance recorded	36,185	36,187	—
With an allowance recorded:
Commercial and agricultural loans	8,406	8,406	1,461
Auto, light truck and environmental equipment	113	113	35
Medium and heavy duty truck	645	645	165
Aircraft financing	1,118	1,118	534
Construction equipment financing	—	—	—
Commercial real estate	6,029	6,029	294
Residential real estate	—	—	—
Consumer	—	—	—
Total with an allowance recorded	16,311	16,311	2,489
Total impaired loans	$52,496	$52,498	$2,489
December 31, 2010
With no related allowance recorded:
Commercial and agricultural loans	$4,930	$4,930	$—
Auto, light truck and environmental equipment	1,596	1,597	—
Medium and heavy duty truck	1,748	1,748	—
Aircraft financing	4,509	4,509	—
Construction equipment financing	5,534	5,535	—
Commercial real estate	21,071	21,071	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related allowance recorded	39,388	39,390	—
With an allowance recorded:
Commercial and agricultural loans	8,282	8,281	4,190
Auto, light truck and environmental equipment	1,136	1,136	377
Medium and heavy duty truck	3,347	3,347	1,049
Aircraft financing	13,913	13,913	2,050
Construction equipment financing	3,374	3,379	648
Commercial real estate	8,625	8,630	893
Residential real estate	—	—	—
Consumer	—	—	—
Total with an allowance recorded	38,677	38,686	9,207
Total impaired loans	$78,065	$78,076	$9,207

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below for years ending December 31, 2011, 2010 and 2009.

	2011		2010		2009
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$11,256	$340	$16,058	$563	$9,417	$106
Auto, light truck and environmental equipment	1,581	2	3,346	4	7,830	23
Medium and heavy duty truck	3,786	5	8,514	7	13,403	72
Aircraft financing	14,971	16	11,941	85	8,040	122
Construction equipment financing	5,634	36	10,591	222	4,226	13
Commercial real estate	27,172	186	29,791	170	23,452	161
Residential real estate	—	—	—	—	—	—
Consumer loans	88	5	—	—	—	—
Total	$64,488	$590	$80,241	$1,051	$66,368	$497

Performing loans and leases classified as troubled debt restructuring (TDR) during 2011, segregated by class, are shown in the table below. Nonperforming TDRs are shown as nonperforming assets. During 2011, our modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates. Consequently, the financial impact of the modifications is immaterial.

	Number of	Recorded
(Dollars in thousands)	Modifications	Investment
December 31, 2011
Commercial and agricultural loans	9	$831
Auto, light truck and environmental equipment	—	—
Medium and heavy duty truck	—	—
Aircraft financing	1	—
Construction equipment financing	1	218
Commercial real estate	5	421
Residential real estate	—	—
Consumer	2	211
Total	18	$1,681

Troubled debt restructured loans and leases which had payment defaults within twelve months following modification during the year ended December 31, 2011, segregated by class, are shown in the table below. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

	Number of	Recorded
(Dollars in thousands)	Defaults	Investment
December 31, 2011
Commercial and agricultural loans	4	$6,625
Auto, light truck and environmental equipment	—	—
Medium and heavy duty truck	—	—
Aircraft financing	2	519
Construction equipment financing	—	—
Commercial real estate	2	84
Residential real estate	—	—
Consumer	—	—
Total	8	$7,228

As of December 31, 2011 and 2010, we had $3.29 million and $7.31 million, respectively of performing loans and leases classified as troubled debt restructuring.

Note 5 — Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
December 31, 2011
Reserve for loan and lease losses
Balance, beginning of year	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	1,667	346	—	4,681	853	3,120	282	1,640	12,589
Recoveries	1,923	175	2	964	308	346	56	456	4,230
Net charge-offs (recoveries)	(256)	171	(2)	3,717	545	2,774	226	1,184	8,359
Provision (recovery of provision)	(7,709)	1,098	(2,028)	2,532	(1,599)	8,369	1,070	1,396	3,129
Balance, end of year	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Ending balance: individually evaluated for impairment	$1,461	$35	$165	$534	$—	$294	$—	$—	$2,489
Ending balance: collectively evaluated for impairment	$11,630	$8,434	$3,577	$28,092	$6,295	$16,478	$3,362	$1,287	$79,155

Financing receivables:
Ending balance	$545,570	$435,965	$159,796	$620,782	$261,204	$545,457	$423,606	$98,163	$3,090,543
Ending balance: individually evaluated for impairment	$10,408	$883	$1,604	$12,324	$3,949	$23,117	$—	$211	$52,496
Ending balance: collectively evaluated for impairment	$535,162	$435,082	$158,192	$608,458	$257,255	$522,340	$423,606	$97,952	$3,038,047

December 31, 2010
Reserve for loan and lease losses
Balance, beginning of year	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Charge-offs	4,000	1,014	1,879	6,507	2,372	6,219	486	1,629	24,106
Recoveries	1,612	80	50	636	345	105	47	662	3,537
Net charge-offs (recoveries)	2,388	934	1,829	5,871	2,027	6,114	439	967	20,569
Provision (recovery of provision)	(1,085)	(1,154)	1,411	10,875	1,591	6,838	2,077	(1,346)	19,207
Balance, end of year	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Ending balance: individually evaluated for impairment	$4,190	$377	$1,049	$2,050	$648	$893	$—	$—	$9,207
Ending balance: collectively evaluated for impairment	$16,354	$7,165	$4,719	$27,761	$7,791	$10,284	$2,518	$1,075	$77,667

Financing receivables:
Ending balance	$530,228	$396,500	$162,824	$614,357	$285,634	$594,729	$390,951	$95,400	$3,070,623
Ending balance: individually evaluated for impairment	$13,212	$2,732	$5,095	$18,422	$8,908	$29,696	$—	$—	$78,065
Ending balance: collectively evaluated for impairment	$517,016	$393,768	$157,729	$595,935	$276,726	$565,033	$390,951	$95,400	$2,992,558

December 31, 2009
Reserve for loan and lease losses
Balance, beginning of year	$22,694	$9,709	$8,785	$18,883	$10,516	$4,939	$755	$3,495	$79,776
Charge-offs	8,809	2,750	2,071	7,812	1,476	2,654	99	2,544	28,215
Recoveries	3,193	310	5	983	444	28	8	603	5,574
Net charge-offs (recoveries)	5,616	2,440	2,066	6,829	1,032	2,626	91	1,941	22,641
Provision (recovery of provision)	6,939	2,361	(533)	12,753	(609)	8,140	216	1,834	31,101
Balance, end of year	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Ending balance: individually evaluated for impairment	$679	$499	$1,034	$1,437	$898	$4,373	$—	$—	$8,920
Ending balance: collectively evaluated for impairment	$23,338	$9,131	$5,152	$23,370	$7,977	$6,080	$880	$3,388	$79,316

Financing receivables:
Ending balance	$546,222	$349,741	$204,545	$617,384	$313,300	$580,709	$371,514	$109,735	$3,093,150
Ending balance: individually evaluated for impairment	$8,467	$9,074	$17,445	$5,962	$7,111	$32,482	$—	$—	$80,541
Ending balance: collectively evaluated for impairment	$537,755	$340,667	$187,100	$611,422	$306,189	$548,227	$371,514	$109,735	$3,012,609

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

Operating lease equipment at December 31, 2011 and 2010 was $69.55 million and $78.14 million, respectively, net of accumulated depreciation of $47.88 million and $47.80 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2011, totaled $36.32 million, of which $17.37 million is due in 2012, $9.68 million in 2013, $5.73 million in 2014, $2.51 million in 2015, $0.94 million in 2016, and $0.09 million in 2017. Depreciation expense related to operating lease equipment for the years ended December 31, 2011, 2010 and 2009 was $18.65 million, $20.72 million and $20.52 million, respectively.

Note 7 — Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)	2011	2010
Land	$10,869	$11,089
Buildings and improvements	42,330	43,594
Furniture and equipment	36,574	35,566
Total premises and equipment	89,773	90,249
Accumulated depreciation and amortization	(49,916)	(56,368)
Net premises and equipment	$39,857	$33,881

On December 28, 2010, 1st Source entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage for $1.95 million. Although the City of South Bend took possession of the parking garage on that date, the proceeds were placed in an escrow account. Under the terms of the agreement, receipt of the proceeds from the escrow are contingent upon 1st Source investing $5.40 million into its properties within the City of South Bend by December 31, 2013. 1st Source intends to fulfill that commitment and expects to receive the proceeds from escrow within the next twelve months. As of December 31, 2011, the parking garage asset has been classified as held for sale and included in Accrued Income and Other Assets on the Statement of Financial Condition.

Depreciation and amortization of properties and equipment totaled $3.73 million in 2011, $4.13 million in 2010, and $4.61 million in 2009.

Note 8 — Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $995.09 million at December 31, 2011, compared to $1.08 billion at December 31, 2010, and $1.03 billion at December 31, 2009.

Amortization expense on mortgage servicing rights is expected to total $1.50 million, $1.22 million, $0.95 million, $0.72 million, and $0.52 million in 2012, 2013, 2014, 2015, and 2016, respectively. Projected amortization excludes the impact of future asset additions or disposals.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

(Dollars in thousands)	2011	2010
Mortgage servicing assets:
Balance at beginning of year	$7,556	$8,749
Additions	961	3,643
Amortization	(2,907)	(3,277)
Sales	—	(1,559)
Carrying value before valuation allowance at end of year	5,610	7,556
Valuation allowance:
Balance at beginning of year	—	(1)
Impairment (charges) recoveries	(238)	1
Balance at end of year	$(238)	$—
Net carrying value of mortgage servicing assets at end of year	$5,372	$7,556
Fair value of mortgage servicing assets at end of year	$6,725	$8,785

During 2011, management determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2011, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated Statement of Financial Condition by $1.35 million. This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

The key economic assumptions used to estimate the fair value of the mortgage servicing rights as of December 31 follow:

	2011	2010
Expected weighted-average life (in years)	3.46	3.34
Weighted-average constant prepayment rate (CPR)	27.19%	19.09%
Weighted-average discount rate	8.85%	8.49%

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $24.84 million and $26.37 million at December 31, 2011 and December 31, 2010, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $4.08 million, $4.04 million, and $3.74 million for 2011, 2010, and 2009, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the consolidated Statement of Income.

Note 9 — Intangible Assets and Goodwill

At December 31, 2011, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $4.35 million, which is net of accumulated amortization of $6.13 million. At December 31, 2010, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $5.63 million, which is net of accumulated amortization of $5.07 million. Intangible asset amortization was $1.30 million, $1.32 million, and $1.35 million for 2011, 2010, and 2009, respectively. Amortization on other intangible assets is expected to total $1.19 million, $1.02 million, $0.84 million, $0.56 million, and $0.44 million in 2012, 2013, 2014, 2015, and 2016, respectively.

A summary of core deposit intangible and other intangible assets as of December 31 follows:

(Dollars in thousands)	2011	2010
Core deposit intangibles:
Gross carrying amount	$10,224	$10,442
Less: accumulated amortization	(5,985)	(4,956)
Net carrying amount	$4,239	$5,486
Other intangibles:
Gross carrying amount	$254	$254
Less: accumulated amortization	(146)	(114)
Net carrying amount	$108	$140

Note 10 — Deposits

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2011, by time remaining until maturity is as follows:

(Dollars in thousands)
Under 3 months	$72,587
4 — 6 months	62,056
7 — 12 months	94,367
Over 12 months	235,254
Total	$464,264

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2011 were as follows:

(Dollars in thousands)
2012	$545,204
2013	276,414
2014	321,968
2015	26,387
2016	9,532
Thereafter	7,551
Total	$1,187,056

Note 11 — Borrowed Funds and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010
Federal Home Loan Bank borrowings (0.78%—6.54%)	$25,897	$15,927
Mandatorily redeemable securities	10,213	8,228
Other long-term debt	1,046	661
Total long-term debt and mandatorily redeemable securities	$37,156	$24,816

Annual maturities of long-term debt outstanding at December 31, 2011, for the next five years beginning in 2012, are as follows (in thousands): $230; $15,253; $5,235; $236; $5,384; and $10,818.

At December 31, 2011, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of ten fixed rate notes with maturities ranging from 2013 to 2022. These notes were collateralized by $32.63 million of certain real estate loans.

Short-term borrowings include Federal funds purchased, security repurchase agreements, commercial paper and other short-term borrowings. There were no Federal funds purchased outstanding as of December 31, 2011 and 2010. Securities sold under agreement to repurchase were $106.99 million and $136.03 million as of December 31, 2011 and 2010. Commercial paper was $7.58 million and $3.60 million as of December 31, 2011 and 2010. Other short-term borrowings were $10.66 million and $16.36 million as of December 31, 2011 and 2010. Weighted average interest rates on short term borrowings as of December 31, 2011 and 2010 were 0.14% and 0.20% for security repurchase agreements, 0.21% and 0.28% for commercial paper and 0.00% and 0.68% for other short-term borrowings, respectively.

Mandatorily redeemable securities as of December 31, 2011 and 2010, of $10.21 million and $8.23 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2011, 2010, and 2009 was $1.04 million, $0.55 million, and $0.45 million, respectively.

Note 12 — Subordinated Notes

As of December 31, 2011, we sponsored two trusts, 1st Source Capital Trust IV and 1st Source Master Trust (Capital Trusts) of which 100% of the common equity is owned by 1st Source. The Capital Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of 1st Source (the subordinated notes). The subordinated notes held by each Capital Trust are the sole assets of that Capital Trust. The Capital Trusts qualify as variable interest entities for which 1st Source is not the primary beneficiary and therefore reported in the financial statements as unconsolidated subsidiaries.  The junior subordinated debentures are reflected as subordinated notes in the Statements of Financial Condition with the corresponding interest distributions reflected as interest expense in the Statements of Income. The common shares issued by the Capital Trusts are included in other assets in the Statements of Financial Condition.

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

The subordinated notes are summarized as follows, at December 31, 2011:

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

The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $19.87 per share of the Common Stock.

In addition, we could not increase the quarterly dividend we paid on our common stock above $0.16 per share during the two-year period ending December 29, 2010, without consent of the Treasury.

On December 29, 2010, we redeemed all 111,000 shares of the Series A Preferred Stock issued to the Treasury for $111.00 million. On March 8, 2011, we repurchased the Warrant for $3.75 million.

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

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. Stock options of 33,000 and 49,763 were considered antidilutive as of December 31, 2010 and 2009, respectively. No stock options were considered antidilutive as of December 31, 2011. A stock warrant for 837,947 shares was considered antidilutive as of December 31, 2010 and 2009. No warrants were outstanding as of December 31, 2011.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2011	2010	2009
Distributed earnings allocated to common stock	$15,524	$14,771	$14,247
Undistributed earnings allocated to common stock	32,025	14,594	4,735
Net earnings allocated to common stock	47,549	29,365	18,982
Net earnings allocated to participating securities	646	290	92
Net income allocated to common stock and participating securities	$48,195	$29,655	$19,074

Weighted average shares outstanding for basic earnings per common share	24,237,924	24,232,092	24,157,179
Dilutive effect of stock compensation	9,532	7,102	6,510
Weighted average shares outstanding for diluted earnings per common share	24,247,456	24,239,194	24,163,689

Basic earnings per common share	$1.96	$1.21	$0.79
Diluted earnings per common share	$1.96	$1.21	$0.79

Note 15 — Employee Benefit Plans

The 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan (as amended, the “Plan”) includes an employee stock ownership component, which is designed to invest in and hold 1st Source common stock, and a 401(k) plan component, which holds all Plan assets not invested in 1st Source common stock. The Plan also includes a number of features that encourage diversification of investments with opportunities to change investment elections and contribution levels.

Employees are eligible to participate in the Plan the first of the month following 90 days of employment. We match dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. We will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year we may, in our sole discretion, make a discretionary profit sharing contribution. As of December 31, 2011 and 2010, there were 1,510,309 and 1,404,564 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.

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

Contribution expense for the years ended December 31, 2011, 2010, and 2009, amounted to $4.30 million, $4.01 million, and $3.93 million, respectively.

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

Our net periodic post retirement benefit cost (recovery) recognized in the consolidated Statement of Income for the years ended December 31, 2011, 2010, and 2009 amounted to $(0.03) million, $(0.02) million, and $(1.43) million, respectively. Our accrued post retirement benefit cost was not material at December 31, 2011, 2010, and 2009.

Note 16 — Employee Stock Benefit Plans

As of December 31, 2011, we had four active stock-based employee compensation plans. These plans include one stock option plan, namely, the 2001 Stock Option Plan; two executive stock award plans, namely, the Executive Incentive Plan (EIP), and the Restricted Stock Award Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but we had not made any grants through December 31, 2011. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

Stock-based compensation to employees is recognized as compensation cost in the Statement of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $2.45 million during 2011, $0.38 million in 2010, and $0.72 million in 2009.

A combined summary of activity regarding our active stock option and stock award plans is presented in the following table.

		Non-Vested Stock		Stock Options
		Awards Outstanding		Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant-Date	Number of	Exercise
	for Grant	Shares	Fair Value	Shares	Price
Balance, January 1, 2009	2,387,570	435,471	$15.47	80,948	$18.51
Shares authorized - 2009 EIP	46,261	—	—	—	—
Granted	(87,761)	87,761	17.75	—	—
Stock options exercised	—	—	—	—	—
Stock awards vested	—	(34,395)	16.99	—	—
Forfeited	2,047	(66,930)	11.85	(9,185)	21.03
Canceled	—	—	—	—	—
Balance, December 31, 2009	2,348,117	421,907	16.40	71,763	18.19
Shares authorized - 2010 EIP	55,351	—	—	—	—
Granted	(93,350)	93,350	17.31	—	—
Stock options exercised	—	—	—	—	—
Stock awards vested	—	(21,666)	19.21	—	—
Forfeited	9,530	(54,981)	12.68	(9,255)	25.03
Canceled	—	—	—	—	—
Balance, December 31, 2010	2,319,648	438,610	16.92	62,508	17.18
Shares authorized - 2011 EIP	190,515	—	—	—	—
Shares authorized - 2011 Stock Option Plan	2,000,000	—	—	—	—
Shares authorized - 1982 Restricted Stock Plan	100,000	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	100,000	—	—	—	—
Granted	(261,523)	261,523	20.15	—	—
Stock options exercised	—	—	—	(5,090)	19.15
Stock awards vested	—	(121,744)	17.08	—	—
Forfeited	1,029	(47,541)	13.71	(35,418)	20.09
Canceled	(2,129,177)	—	—	—	—
Balance, December 31, 2011	2,320,492	530,848	$18.76	22,000	$12.04

Stock Option Plans — Our incentive stock option plans include the 2001 Stock Option Plan (the “2001 Plan”) and the 2011 Stock Option Plan (the “2011 Plan”). The 2001 Plan was terminated, except for outstanding options, after the 2011 Plan was approved by the shareholders. Options under the 2001 Plan vest in one to eight years from date of grant. As of December 31, 2011, there were 22,000 shares available for issuance upon exercise from previous grants under the 2001 Plan. No additional grants will be made under the 2001 Plan. There were 2,000,000 shares available for issuance under the 2011 Plan.

Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price is equal to the fair market value of a share of 1st Source Corporation’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon merger, consolidation, or other corporate consolidation in which 1st Source Corporation is not the surviving corporation, as defined in the plans, all outstanding options immediately vest.

There were 5,090 stock options exercised during 2011. There were no stock option exercises during 2010 or 2009. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.

The total intrinsic value of outstanding stock options (all of which were exercisable) was $0.29 million at December 31, 2011. Only one stock option grant of 22,000 shares was outstanding and exercisable as of December 31, 2011. It had a contractual life of 1.31 years and an exercise price of $12.04. We recognized additional stock-based compensation expense related to stock options of $3,759 for 2011, $12,362 for 2010 and $12,362 for 2009 (not subject to tax).

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

Stock Award Plans — Our incentive stock award plans include the Executive Incentive Plan (EIP) and the Restricted Stock Award Plan (RSAP). The EIP is also administered by the Committee. Awards under the EIP include “book value” shares and “market value” shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over a two to ten year period and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.

Stock-based compensation expense relating to the EIP and RSAP totaled $2.09 million in 2011, $1.84 million in 2010, and $1.02 million in 2009. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $0.79 million in 2011, $0.70 million in 2010, and $0.39 million in 2009. No unrecognized stock-based compensation expense related to stock options existed at December 31, 2011. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/RSAP) was $6.45 million at December 31, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.70 years.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for our purposes is the date of the award.

Employee Stock Purchase Plan — We offer an Employee Stock Purchase Plan (ESPP) for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2011, 2010, and 2009 offerings were $20.29 (0.00%), $17.80 (0.00%), and $17.63 (0.05%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2011 and runs through May 31, 2013, with $219,834 in stock value to be purchased at $20.29 per share.

Note 17 — Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)	2011	2010	2009
Current:
Federal	$18,985	$17,446	$(983)
State	2,975	2,841	1,324
Total current	21,960	20,287	341
Deferred:
Federal	3,596	(731)	6,172
State	38	(324)	(485)
Total deferred	3,634	(1,055)	5,687
Total provision	$25,594	$19,232	$6,028

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:

	2011		2010		2009
		Percent of		Percent of		Percent of
Year Ended December 31		Pretax		Pretax		Pretax
(Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Statutory federal income tax	$25,826	35.0%	$21,167	35.0%	$11,031	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,668)	(2.3)	(2,240)	(3.7)	(2,539)	(8.1)
Settlements with taxing authorities	(470)	(0.6)	—	—	(2,170)	(6.9)
State taxes, net of federal income tax benefit	1,958	2.7	1,636	2.7	545	1.7
Other	(52)	(0.1)	(1,331)	(2.2)	(839)	(2.6)
Total	$25,594	34.7%	$19,232	31.8%	$6,028	19.1%

The tax expense applicable to securities gains for the years 2011, 2010, and 2009 was $530,000, $868,000, and $639,000, respectively.

Deferred tax assets and liabilities as of December 31, 2011 and 2010 consisted of the following:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Reserve for loan and lease losses	$32,547	$33,446
Accruals for employee benefits	3,683	3,959
Capital loss carryover	133	455
Securities valuation reserve	314	110
Other	545	671
Total deferred tax assets	37,222	38,641
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	30,812	27,051
Net unrealized gains on securities available-for-sale	11,284	6,407
Differing bases in assets related to acquisitions	4,003	3,608
Mortgage servicing	1,598	2,435
Capitalized loan costs	1,382	1,188
Prepaid expenses	1,873	2,728
Other	762	907
Total deferred tax liabilities	51,714	44,324
Net deferred tax liability	$(14,492)	$(5,683)

No valuation allowance for deferred tax assets was recorded at December 31, 2011 and 2010 as we believe it is more likely than not that all of the deferred tax assets will be realized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in thousands)	2011	2010	2009
Balance, beginning of year	$3,424	$3,043	$7,601
Additions based on tax positions related to the current year	419	431	409
Additions for tax positions of prior years	1,632	1,105	771
Reductions for tax positions of prior years	(79)	(2)	(52)
Reductions due to lapse in statute of limitations	(1,165)	(1,153)	(837)
Settlements	(844)	—	(4,849)
Balance, end of year	$3,387	$3,424	$3,043

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.67 million at December 31, 2011, $1.52 million at December 31, 2010 and $1.30 million at December 31, 2009. Interest and penalties are recognized through the income tax provision. For the years 2011, 2010 and 2009, we recognized approximately $(0.03) million, $0.05 million and $(0.73) million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.57 million, $0.60 million and $0.55 million were accrued at December 31, 2011, 2010 and 2009, respectively.

Tax years that remain open and subject to audit include the federal 2008—2011 years and the Indiana 2008—2011 years. Additionally, during 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million. We do not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

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

1st Source Bank sells residential mortgage loans to Fannie Mae and Freddie Mac, as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in recent years. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as “repurchases.”

Our liability for repurchases, included in accrued expenses and other liabilities on the Statement of Financial Condition, was $1.14 million and $0.74 million as of December 31, 2011 and 2010, respectively. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

Commitments — 1st Source and our subsidiaries are obligated under operating leases for certain office premises and equipment. In December 2010, we entered into a new 10.5 year lease on our headquarters building effective January 1, 2011. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.11 million in 2012, $2.59 million in 2013, $2.28 million in 2014, $1.91 million in 2015, $1.80 million in 2016, and $7.82 million, thereafter. As of December 31, 2011, future minimum rentals to be received under noncancellable subleases totaled $2.59 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31 (Dollars in thousands)	2011	2010	2009
Gross rental expense	$3,714	$3,173	$3,016
Sublease rental income	(878)	(1,562)	(1,516)
Net rental expense	$2,836	$1,611	$1,500

On December 28, 2010, 1st Source entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage. Under the terms of the agreement, 1st Source is required to invest $5.40 million into its properties within the City of South Bend. For additional information, see Note 7 Premises and Equipment.

Financial Instruments with Off-Balance-Sheet Risk —To meet the financing needs of our clients, 1st Source and our subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate and sell loans, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit are essentially the same as those involved in extending loan commitments to clients. Standby letters of credit totaled $14.66 million and $17.84 million at December 31, 2011 and 2010, respectively. Standby letters of credit generally have terms ranging from six months to one year.

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

At December 31, 2011 and 2010, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	location	value	location	value

Interest rate swap contracts	$453,428	Other assets	$17,496	Other liabilities	$17,945
Loan commitments	38,209	Mortgages held for sale	189	N/A	—
Forward contracts	21,247	N/A	—	Mortgages held for sale	218
Total - December 31, 2011	$512,884		$17,685		$18,163

Interest rate swap contracts	$446,224	Other assets	$14,959	Other liabilities	$15,384
Loan commitments	28,666	Mortgages held for sale	30	N/A	—
Forward contracts	40,320	Mortgages held for sale	451	N/A	—
Total - December 31, 2010	$515,210		$15,440		$15,384

At December 31, 2011, 2010 and 2009, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

	Statement of	Gain (loss)
(Dollars in thousands)	Income location	2011	2010	2009
Interest rate swap contracts	Other expense	$57	$61	$(431)
Interest rate swap contracts	Other income	588	448	77
Loan commitments	Mortgage banking income	159	(47)	(1,505)
Forward contracts	Mortgage banking income	(669)	40	1,796
Total		$135	$502	$(63)

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

The most recent notification from the Federal bank regulators categorized 1st Source Bank, the largest of our subsidiaries, as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” we must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that we believe will have changed the institution’s category.

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. As discussed in Note 13, preferred stock issued under the TARP program qualified as Tier 1 capital while it was outstanding.

The actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2011, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$547,655	16.51%	$265,368	8.00%	$331,710	10.00%
1st Source Bank	536,730	16.24%	264,479	8.00%	330,599	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	504,691	15.21%	132,684	4.00%	199,026	6.00%
1st Source Bank	494,882	14.97%	132,240	4.00%	198,359	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	504,691	11.72%	172,246	4.00%	215,307	5.00%
1st Source Bank	494,882	11.52%	171,812	4.00%	214,764	5.00%

2010
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$517,527	15.34%	$269,840	8.00%	$337,300	10.00%
1st Source Bank	511,953	15.23%	268,885	8.00%	336,107	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	473,846	14.05%	134,920	4.00%	202,380	6.00%
1st Source Bank	469,329	13.96%	134,443	4.00%	201,664	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	473,846	10.39%	182,497	4.00%	228,121	5.00%
1st Source Bank	469,329	10.32%	181,843	4.00%	227,304	5.00%

The Bank is required to maintain noninterest bearing cash balances with the Federal Reserve Bank. The average balance of these deposits for the years ended December 31, 2011 and 2010, was approximately $3.00 million.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors. Without regulatory approval, the Bank cannot pay dividends in 2012 as a result of $106.48 million in dividends paid in 2010 which exceeded retained net income as defined by federal regulations.

Due to our mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2011, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Value Measurements

We determine the fair values of our financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted price and observable inputs and to minimize the use of unobservable inputs when measuring fair value. We elected fair value accounting for mortgages held for sale. We believe the election for mortgages held for sale (which are hedged with free-standing derivatives [economic hedges]) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2011 and 2010, all mortgages held for sale are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount we are contractually entitled to receive at maturity on December 31, 2011 and 2010:

Excess of fair value
carrying amount
	Fair value carrying	Aggregate unpaid	over (under) unpaid
(Dollars in thousands)	amount	principal	principal
December 31, 2011
Mortgages held for sale reported at fair value:
Total Loans	$12,644	$12,265	$379	(1)
Nonaccrual Loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

December 31, 2010
Mortgages held for sale reported at fair value:
Total Loans	$32,599	$32,285	$314	(1)
Nonaccrual Loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

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

Financial Instruments on Recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment securities available for sale are valued primarily by a third party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, our investment securities do not possess a complex structure that could introduce greater valuation risk. Our portfolio mainly consists of traditional investments including US Treasury and Federal agencies securities, federal agency mortgage pass-through securities, and general obligation and revenue municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third party sources for a material portion of the portfolio. Both the market and income valuation approaches are implemented using the following types of inputs:

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

Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters. This valuation process considers various factors including interest rate yield curves, time value and volatility factors. Validation of third party agent valuations is accomplished by comparing those values to our swap counterparty valuations. Management believes an adjustment is required to “mid-market” valuations for derivatives tied to its performing loan portfolio to recognize the imprecision and related exposure inherent in the process of estimating expected credit losses as well as velocity of deterioration evident with systemic risks imbedded in these portfolios.

The table below presents the balance of assets and liabilities at December 31, 2011 and 2010 measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,016	$381,109	$—	$401,125
U.S. States and political subdivisions securities	—	96,867	10,493	107,360
Mortgage-backed securities - Federal agencies	—	328,948	—	328,948
Corporate debt securities	—	36,310	—	36,310
Foreign government and other securities	—	4,038	675	4,713
Total debt securities	20,016	847,272	11,168	878,456
Marketable equity securities	4,403	141	—	4,544
Total investment securities available-for-sale	24,419	847,413	11,168	883,000
Trading account securities	132	—	—	132
Mortgages held for sale	—	12,644	—	12,644
Accrued income and other assets (interest rate swap agreements)	—	17,496	—	17,496
Total - December 31, 2011	$24,551	$877,553	$11,168	$913,272

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$17,945	$—	$17,945
Total - December 31, 2011	$—	$17,945	$—	$17,945

Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,186	$427,123	$—	$447,309
U.S. States and political subdivisions securities	—	134,001	16,306	150,307
Mortgage-backed securities - Federal agencies	—	316,668	—	316,668
Corporate debt securities	—	35,623	9,992	45,615
Foreign government and other securities	—	5,041	675	5,716
Total debt securities	20,186	918,456	26,973	965,615
Marketable equity securities	3,403	—	—	3,403
Total investment securities available-for-sale	23,589	918,456	26,973	969,018
Trading account securities	138	—	—	138
Mortgages held for sale	—	32,599	—	32,599
Accrued income and other assets (interest rate swap agreements)	—	14,959	—	14,959
Total - December 31, 2010	$23,727	$966,014	$26,973	$1,016,714

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$15,384	$—	$15,384
Total - December 31, 2010	$—	$15,384	$—	$15,384

No significant transfers between Levels 1 and 2 occurred in 2011 or 2010.

The changes in Level 3 assets and liabilities at December 31, 2011 and 2010 measured at fair value on a recurring basis are summarized as follows:

				Foreign	Investment
	U.S. States and		Marketable	government	securities
	political subdivisions	Corporate debt	equity	and other	available-for-
(Dollars in thousands)	securities	securities	securities	securities	sale
Beginning balance January 1, 2011	$16,306	$9,992	$—	$675	$26,973
Total gains or losses (realized/unrealized):				—
Included in earnings	—	—	—	—	—
Included in other comprehensive income	978	—	—	—	978
Purchases	700	—	—	100	800
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Maturities	(7,491)	(9,992)	—	(100)	(17,583)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance December 31, 2011	$10,493	$—	$—	$675	$11,168

Beginning balance January 1, 2010	$18,310	$—	$9	$675	$18,994
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	38	—	—	—	38
Purchases	1,034	9,992	—	100	11,126
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Maturities	(13,941)	—	—	(100)	(14,041)
Transfers into Level 3	10,865	—	—	—	10,865
Transfers out of Level 3	—	—	(9)	—	(9)
Ending balance December 31, 2010	$16,306	$9,992	$—	$675	$26,973

During 2010, transfers into Level 3 represent auction rate securities which were previously classified as Level 2. We have determined that Level 3 is a more appropriate classification based on the fair value methodology used due to market illiquidity and the lack of other observable inputs. The transfer was made as of September 30, 2010. During 2010, transfers out of Level 3 represent non-marketable stock which was reclassified on the Statement of Financial Condition.

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2011.

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

Mortgage servicing rights (MSRs) and related adjustments to fair value result from application of lower of cost or fair value accounting. For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. A fair value analysis is also obtained from an independent third party agent and compared to the internal valuation for reasonableness. MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of our servicing portfolio may differ from those of any servicing portfolios that do trade.

Other real estate is based on the lower of cost or fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach. Fair values are reviewed quarterly and new appraisals are obtained annually. Repossessions are similarly valued.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2011 and 2010, respectively: impaired loans - $3.37 million and $14.03 million; partnership investments - $(0.20) million and $(0.43) million; mortgage servicing rights - $0.24 million and $0.00 million; repossessions - $0.89 million and $2.62 million, and other real estate - $0.76 million and $0.42 million.

The table below presents the carrying value of assets at December 31, 2011 and 2010, measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2011
Loans	$—	$—	$52,288	$52,288
Accrued income and other assets (partnership investments)	—	—	2,799	2,799
Accrued income and other assets (mortgage servicing rights)	—	—	5,372	5,372
Accrued income and other assets (repossessions)	—	—	6,792	6,792
Accrued income and other assets (other real estate)	—	—	8,755	8,755
Total	$—	$—	$76,006	$76,006
December 31, 2010
Loans	$—	$—	$78,076	$78,076
Accrued income and other assets (partnership investments)	—	—	1,964	1,964
Accrued income and other assets (mortgage servicing rights)	—	—	7,556	7,556
Accrued income and other assets (repossessions)	—	—	5,670	5,670
Accrued income and other assets (other real estate)	—	—	7,592	7,592
Total	$—	$—	$100,858	$100,858

The fair values of our financial instruments as of December 31, 2011 and 2010 are summarized in the table below.

	2011		2010
	Carrying or		Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Contract Value	Fair Value
Assets:
Cash and due from banks	$61,406	$61,406	$62,313	$62,313
Federal funds sold and interest bearing deposits with other banks	52,921	52,921	34,559	34,559
Investment securities, available-for-sale	883,000	883,000	969,018	969,018
Other investments and trading account securities	19,106	19,106	21,481	21,481
Mortgages held for sale	12,644	12,644	32,599	32,599
Loans and leases, net of reserve for loan and lease losses	3,008,899	3,125,581	2,983,749	3,040,895
Cash surrender value of life insurance policies	54,729	54,729	54,182	54,182
Mortgage servicing rights	5,372	6,725	7,556	8,785
Interest rate swaps	17,496	17,496	14,959	14,959

Liabilities:
Deposits	$3,520,141	$3,546,366	$3,622,745	$3,654,067
Short-term borrowings	125,234	125,234	155,989	155,989
Long-term debt and mandatorily redeemable securities	37,156	37,865	24,816	25,072
Subordinated notes	89,692	87,527	89,692	79,811
Interest rate swaps	17,945	17,945	15,384	15,384
Off-balance-sheet instruments *	—	131	—	134

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

Note 22 — 1st Source Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2011	2010
ASSETS
Cash and cash equivalents	$24,415	$10,799
Short-term investments with bank subsidiary	500	500
Investment securities, available-for-sale (amortized cost of $1,744 and $2,394 at December 31, 2011 and 2010, respectively)	4,275	4,431
Trading account securities	132	138
Investments in:
Bank subsidiaries	598,507	566,302
Non-bank subsidiaries	1,858	2,491
Premises and equipment, net	63	281
Other assets	8,298	8,134
Total assets	$638,048	$593,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$8,001	$4,241
Other liabilities	5,198	3,871
Long-term debt and mandatorily redeemable securities	100,931	98,581
Total liabilities	114,130	106,693
Shareholders’ equity	523,918	486,383
Total liabilities and shareholders’ equity	$638,048	$593,076

STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2011	2010	2009
Income:
Dividends from bank subsidiary	$28,175	$106,485	$23,104
Rental income from subsidiaries	1,772	2,439	2,391
Other	418	584	507
Investment securities and other investment gains (losses)	237	592	(426)
Total income	30,602	110,100	25,576
Expenses:
Interest on long-term debt and mandatorily redeemable securities	7,628	7,497	7,477
Interest on commercial paper and other short-term borrowings	18	30	16
Rent expense	1,483	1,109	1,090
Other	763	3,693	1,339
Total expenses	9,892	12,329	9,922
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	20,710	97,771	15,654
Income tax benefit	2,607	3,365	2,899
Income before equity in undistributed (distributed in excess of) income of subsidiaries	23,317	101,136	18,553
Equity in undistributed (distributed in excess of) income of subsidiaries:
Bank subsidiaries	24,511	(59,987)	6,996
Non-bank subsidiaries	367	95	(59)
Net income	$48,195	$41,244	$25,490

STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2011	2010	2009
Operating activities:
Net income	$48,195	$41,244	$25,490
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(24,878)	59,892	(6,937)
Depreciation of premises and equipment	76	541	428
Realized/unrealized investment securities and other investment (gains) losses	(237)	(592)	426
Change in trading account securities	6	(13)	(25)
Other	3,490	1,159	919
Net change in operating activities	26,652	102,231	20,301
Investing activities:
Proceeds from sales and maturities of investment securities	657	3,613	46,294
Purchases of investment securities	—	—	(48,513)
Net change in premises and equipment	142	1,418	(404)
Capital contributions to subsidiaries	—	—	(80,000)
Return of capital from subsidiaries	1,000	—	636
Net change in investing activities	1,799	5,031	(81,987)
Financing activities:
Net change in commercial paper	3,760	(872)	(231)
Proceeds from issuance of long-term debt	620	345	153
Payments on long-term debt	(256)	(10,268)	(252)
Net proceeds from issuance of treasury stock	2,953	2,873	1,663
Proceeds from issuance of preferred stock and common stock warrants	—	—	111,000
Repurchase of common stock warrant	(3,750)	—	—
Redemption of preferred stock	—	(111,000)	—
Acquisition of treasury stock	(2,241)	(2,142)	(1,299)
Cash dividends paid on preferred stock	—	(5,519)	(4,502)
Cash dividends paid on common stock	(15,921)	(15,076)	(14,520)
Net change in financing activities	(14,835)	(141,659)	92,012
Net change in cash and cash equivalents	13,616	(34,397)	30,326
Cash and cash equivalents, beginning of year	10,799	45,196	14,870
Cash and cash equivalents, end of year	$24,415	$10,799	$45,196

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, we believe that, as of December 31, 2011, 1st Source’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.  Other Information.

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2012 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

The information under the caption “Compensation Discussion & Analysis” of the 2012 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2012 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2011:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a)]
Equity compensation plans approved by shareholders
2001 stock option plan	22,000	$12.04	—
2011 stock option plan	—	—	2,000,000
1997 employee stock purchase plan	27,306	18.79	140,007
1982 executive incentive plan	—	—	148,220	(1)(2)
1982 restricted stock award plan	—	—	82,595	(1)
1998 performance compensation plan	—	—	89,677
Total plans approved by shareholders	49,306	$15.78	2,460,499
Equity compensation plans not approved by shareholders	—	—	—
Total equity compensation plans	49,306	$15.78	2,460,499

(1) Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.

(2) Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters,” and “Transactions with Related Persons” of the 2012 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2012 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended July 30, 2009, filed as exhibit to Form 8-K, dated July 30, 2009, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(2)	Employment Agreement of Larry E. Lentych, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(3)	Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended February 3, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

10(e)	1st Source Corporation 2001 Stock Option Plan, amended July 27, 2006, and filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.

10(f)	1st Source Corporation 1998 Performance Compensation Plan, amended January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(g)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated, December 31, 2005, and incorporated herein by reference.

10(h)	Form of CPP Compensation Limitation Agreement, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

10 (i)	1st Source Corporation 2011 Stock Option Plan, dated January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

18	Letter of preferability regarding change in accounting policy dated February 17, 2012, filed as exhibit to Form 10-K dated December 31, 2011.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

	Name	Jurisdiction
	1st Source Bank	Indiana
	SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
	1st Source Insurance, Inc. *	Indiana
	1st Source Specialty Finance, Inc. *	Indiana
	FBT Capital Corporation (Inactive)	Indiana
	1st Source Leasing, Inc.	Indiana
	1st Source Capital Corporation *	Indiana
	Trustcorp Mortgage Company (Inactive)	Indiana
	1st Source Capital Trust IV	Delaware
	1st Source Master Trust	Delaware

Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Larry E. Lentych, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Larry E. Lentych, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 17, 2012
Christopher J. Murphy III	President and Chief Executive Officer

/s/ WELLINGTON D. JONES III	Vice Chairman of the Board	February 17, 2012
Wellington D. Jones III	and Director

/s/ LARRY E. LENTYCH	Treasurer, Chief Financial Officer	February 17, 2012
Larry E. Lentych	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 17, 2012
John B. Griffith	and General Counsel

/s/ ALLISON N. EGIDI	Director	February 17, 2012
Allison N. Egidi

/s/ DANIEL B. FITZPATRICK	Director	February 17, 2012
Daniel B. Fitzpatrick

/s/ LAWRENCE E. HILER	Director	February 17, 2012
Lawrence E. Hiler

/s/ WILLIAM P. JOHNSON	Director	February 17, 2012
William P. Johnson

/s/ CRAIG A. KAPSON	Director	February 17, 2012
Craig A. Kapson

/s/ NAJEEB A. KHAN	Director	February 17, 2012
Najeeb A. Khan

/s/ REX MARTIN	Director	February 17, 2012
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 17, 2012
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 17, 2012
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 17, 2012
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 17, 2012
Mark D. Schwabero