Form 10-Q
period 2012-03-31
1ST SOURCE CORP
filed 2012-04-26
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of common stock outstanding as of April 20, 2012 – 24,259,894 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$56,707	$61,406
Federal funds sold and interest bearing deposits with other banks	901	52,921
Investment securities available-for-sale (amortized cost of $872,783 and $853,204 at March 31, 2012 and December 31, 2011, respectively)	901,817	883,000
Other investments	18,974	18,974
Trading account securities	144	132
Mortgages held for sale	18,114	12,644
Loans and leases - net of unearned discount
Commercial and agricultural loans	545,057	545,570
Auto, light truck and environmental equipment	455,873	435,965
Medium and heavy duty truck	175,471	159,796
Aircraft financing	621,500	620,782
Construction equipment financing	271,475	261,204
Commercial real estate	539,112	545,457
Residential real estate	439,562	423,606
Consumer loans	98,840	98,163
Total loans and leases	3,146,890	3,090,543
Reserve for loan and lease losses	(82,394)	(81,644)
Net loans and leases	3,064,496	3,008,899
Equipment owned under operating leases, net	58,840	69,551
Net premises and equipment	39,963	39,857
Goodwill and intangible assets	88,475	87,675
Accrued income and other assets	136,265	139,012
Total assets	$4,384,696	$4,374,071

LIABILITIES
Deposits:
Noninterest bearing	$587,324	$580,101
Interest bearing	2,918,350	2,940,040
Total deposits	3,505,674	3,520,141
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	125,010	106,991
Other short-term borrowings	18,761	18,243
Total short-term borrowings	143,771	125,234
Long-term debt and mandatorily redeemable securities	39,828	37,156
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	73,840	77,930
Total liabilities	3,852,805	3,850,153

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at March 31, 2012 and December 31, 2011	346,535	346,535
Retained earnings	198,175	190,261
Cost of common stock in treasury (1,383,612 shares at March 31, 2012 and 1,429,484 shares at December 31, 2011)	(30,757)	(31,389)
Accumulated other comprehensive income	17,938	18,511
Total shareholders’ equity	531,891	523,918
Total liabilities and shareholders’ equity	$4,384,696	$4,374,071

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans and leases	$39,896	$41,299
Investment securities, taxable	4,327	4,482
Investment securities, tax-exempt	852	1,186
Other	226	243
Total interest income	45,301	47,210

Interest expense:
Deposits	5,745	8,355
Short-term borrowings	53	89
Subordinated notes	1,647	1,647
Long-term debt and mandatorily redeemable securities	471	259
Total interest expense	7,916	10,350

Net interest income	37,385	36,860
Provision for loan and lease losses	2,254	2,198
Net interest income after provision for loan and lease losses	35,131	34,662

Noninterest income:
Trust fees	3,973	3,992
Service charges on deposit accounts	4,505	4,236
Mortgage banking income	1,942	444
Insurance commissions	1,357	1,142
Equipment rental income	5,350	6,038
Other income	3,001	2,971
Investment securities and other investment gains	395	130
Total noninterest income	20,523	18,953

Noninterest expense:
Salaries and employee benefits	20,316	18,638
Net occupancy expense	2,160	2,320
Furniture and equipment expense	3,507	3,349
Depreciation - leased equipment	4,311	4,805
Professional fees	1,398	1,096
Supplies and communication	1,393	1,394
FDIC and other insurance	949	1,676
Business development and marketing expense	867	622
Loan and lease collection and repossession expense	1,501	1,324
Other expense	1,646	3,252
Total noninterest expense	38,048	38,476

Income before income taxes	17,606	15,139
Income tax expense	5,891	4,531

Net income	$11,715	$10,608

Per common share
Basic net income per common share	$0.48	$0.43
Diluted net income per common share	$0.48	$0.43
Dividends	$0.16	$0.16
Basic weighted average common shares outstanding	24,259,416	24,271,366
Diluted weighted average common shares outstanding	24,270,866	24,279,517

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$11,715	$10,608

Other comprehensive (loss) income, net of tax:
Change in unrealized appreciation of available-for-sale securities, net of tax	(402)	(1,250)
Reclassification adjustment for gains included in net income, net of tax	(171)	(128)
Other comprehensive (loss) income	(573)	(1,378)

Comprehensive income	$11,142	$9,230

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2011	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Net Income	10,608	—	—	10,608	—	—
Other Comprehensive Loss	(1,378)	—	—	—	—	(1,378)
Issuance of 139,736 common shares under stock based compensation awards, including related tax effects	2,666	—	—	(126)	2,792	—
Cost of 8,900 shares of common stock acquired for treasury	(163)	—	—	—	(163)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Common stock dividend ($0.16 per share)	(3,902)	—	—	(3,902)	—	—
Stock based compensation	3	—	3	—	—	—
Balance at March 31, 2011	$490,467	$—	$346,535	$164,455	$(29,655)	$9,132

Balance at January 1, 2012	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net Income	11,715	—	—	11,715	—	—
Other Comprehensive Loss	(573)	—	—	—	—	(573)
Issuance of 150,343 common shares under stock based compensation awards, including related tax effects	3,375	—	—	126	3,249	—
Cost of 104,471 shares of common stock acquired for treasury	(2,617)	—	—	—	(2,617)	—
Common stock dividend ($0.16 per share)	(3,927)	—	—	(3,927)	—	—
Balance at March 31, 2012	$531,891	$—	$346,535	$198,175	$(30,757)	$17,938

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$11,715	$10,608
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	2,254	2,198
Depreciation of premises and equipment	1,032	873
Depreciation of equipment owned and leased to others	4,311	4,805
Amortization of investment security premiums and accretion of discounts, net	1,012	485
Amortization of mortgage servicing rights	692	734
Mortgage servicing asset (recovery) impairment	(234)	5
Deferred income taxes	(1,080)	(297)
Investment securities and other investment gains	(395)	(130)
Originations of loans held for sale, net of principal collected	(35,772)	(25,343)
Proceeds from the sales of loans held for sale	31,574	52,560
Net gain on sale of loans held for sale	(1,272)	(85)
Change in trading account securities	(12)	(8)
Change in interest receivable	(665)	(116)
Change in interest payable	1,400	1,905
Change in other assets	3,311	6,701
Change in other liabilities	(1,596)	(2,083)
Other	346	1,696
Net change in operating activities	16,621	54,508

Investing activities:
Proceeds from sales of investment securities	40,236	66,989
Proceeds from maturities of investment securities	99,619	67,756
Purchases of investment securities	(160,052)	(110,522)
Net change in other investments	—	840
Loans sold or participated to others	6,312	4,010
Net change in loans and leases	(65,320)	11,983
Net change in equipment owned under operating leases	6,399	(7,971)
Purchases of premises and equipment	(1,161)	(3,047)
Net change in investing activities	(73,967)	30,038

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(17,501)	(33,730)
Net change in certificates of deposit	3,034	19,992
Net change in short-term borrowings	18,537	(23,836)
Proceeds from issuance of long-term debt	—	417
Payments on long-term debt	(199)	(114)
Net proceeds from issuance of treasury stock	3,375	2,666
Acquisition of treasury stock	(2,617)	(163)
Repurchase of common stock warrant	—	(3,750)
Cash dividends paid on common stock	(4,002)	(3,968)
Net change in financing activities	627	(42,486)

Net change in cash and cash equivalents	(56,719)	42,060

Cash and cash equivalents, beginning of year	114,327	96,872

Cash and cash equivalents, end of period	$57,608	$138,932

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,158	$3,931
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,643	2,420

The accompanying notes are a part of the consolidated financial statements.

1ST SOURCE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.       Basis of Presentation

1st Source Corporation is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source” or “the Company”), a broad array of financial products and services.  The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in shareholders’ equity, and cash flows for the periods presented.  These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.

The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2011 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2.       Recent Accounting Pronouncements

Offsetting Assets and Liabilities:  In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The Company is assessing the impact of ASU 2011-11 on its disclosures.

Goodwill:  In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted.  The Company does not expect an impact on its financial condition or results of operations.

Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The effect of applying this standard is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity.

Fair Value Measurements:  In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).   ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities was not permitted.  The effect of applying this standard is reflected in Note 12 — Fair Value Measurements.

Transfers and Servicing:  In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.”  ASU 2011-03 removed from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occured on or after the effective date.  Early adoption was not permitted.  ASU 2011-03 did not have an impact on the Company’s financial condition, results of operations, or disclosures.

Note 3.       Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury and Federal agencies securities	$388,248	$9,795	$(268)	$397,775
U.S. States and political subdivisions securities	103,951	6,124	(842)	109,233
Mortgage-backed securities — Federal agencies	337,295	11,660	(124)	348,831
Corporate debt securities	36,236	380	(319)	36,297
Foreign government and other securities	4,686	42	(1)	4,727
Total debt securities	870,416	28,001	(1,554)	896,863
Marketable equity securities	2,367	2,743	(156)	4,954
Total investment securities available-for-sale	$872,783	$30,744	$(1,710)	$901,817

December 31, 2011
U.S. Treasury and Federal agencies securities	$390,819	$10,356	$(50)	$401,125
U.S. States and political subdivisions securities	101,587	6,433	(660)	107,360
Mortgage-backed securities — Federal agencies	317,392	11,565	(9)	328,948
Corporate debt securities	36,349	325	(364)	36,310
Foreign government and other securities	4,690	24	(1)	4,713
Total debt securities	850,837	28,703	(1,084)	878,456
Marketable equity securities	2,367	2,673	(496)	4,544
Total investment securities available-for-sale	$853,204	$31,376	$(1,580)	$883,000

At March 31, 2012 and December 31, 2011, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (or Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at March 31, 2012 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$27,743	$28,152
Due after one year through five years	379,459	388,521
Due after five years through ten years	115,566	121,689
Due after ten years	10,353	9,670
Mortgage-backed securities	337,295	348,831
Total debt securities available-for-sale	$870,416	$896,863

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  There were no other-than-temporary-impairment (OTTI) write-downs in 2012 or 2011.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Gross realized gains	$275	$445
Gross realized losses	—	(238)
Net realized gains (losses)	$275	$207

The following table summarizes gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
U.S. Treasury and Federal agencies securities	$110,118	$(268)	$—	$—	$110,118	$(268)
U.S. States and political subdivisions securities	8,828	(172)	5,131	(670)	13,959	(842)
Mortgage-backed securities - Federal agencies	49,401	(90)	17,002	(34)	66,403	(124)
Corporate debt securities	4,927	(73)	8,513	(246)	13,440	(319)
Foreign government and other securities	199	(1)	—	—	199	(1)
Total debt securities	173,473	(604)	30,646	(950)	204,119	(1,554)
Marketable equity securities	961	(153)	4	(3)	965	(156)
Total investment securities available-for-sale	$174,434	$(757)	$30,650	$(953)	$205,084	$(1,710)

December 31, 2011
U.S. Treasury and Federal agencies securities	$42,536	$(50)	$—	$—	$42,536	$(50)
U.S. States and political subdivisions securities	423	(9)	5,149	(651)	5,572	(660)
Mortgage-backed securities - Federal agencies	5,071	(1)	13,099	(8)	18,170	(9)
Corporate debt securities	4,858	(142)	8,579	(222)	13,437	(364)
Foreign government and other securities	1,011	(1)	—	—	1,011	(1)
Total debt securities	53,899	(203)	26,827	(881)	80,726	(1,084)
Marketable equity securities	622	(492)	4	(4)	626	(496)
Total investment securities available-for-sale	$54,521	$(695)	$26,831	$(885)	$81,352	$(1,580)

The initial indication of OTTI for both debt and equity securities is a decline in fair value below amortized cost.  Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI.  Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  In estimating OTTI impairment losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

At March 31, 2012, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses on debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  The Company does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses on marketable equity securities relate primarily to one common stock investment.  The Company evaluated the investments’ near term prospects in relation to the severity and duration of the impairment.  Based on the evaluation and the intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investment other-than-temporarily impaired at March 31, 2012.  Accordingly, as of March 31, 2012, the Company believes the impairments detailed in the table above are temporary and no impairment loss has been realized in its consolidated statements of income.

At March 31, 2012 and December 31, 2011, investment securities with carrying values of $230.86 million and $250.36 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note 4.       Loan and Lease Financings

The Company evaluates loans and leases for credit quality at least annually but more frequently if certain circumstances occur (such as material new information which becomes available and indicates a potential change in credit risk).  The Company uses two methods to assess credit risk: loan or lease credit quality grades and credit risk classifications.  The purpose of the loan or lease credit quality grade is to document the degree of risk associated with individual credits as well as inform management of the degree of risk in the portfolio taken as a whole.  Credit risk classifications are used to categorize loans by degree of risk and to designate individual or committee approval authorities for higher risk credits at the time of origination.  Credit risk classifications include categories for:  Acceptable, Marginal, Special Attention, Special Risk, Restricted by Policy, Regulated and Prohibited by Law.

All loans and leases, except residential real estate loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality.  The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Company’s safety and soundness.  Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $100,000 are reviewed quarterly as part of management’s evaluation of the appropriateness of the reserve for loan and lease losses.  Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit the exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention.  Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered ‘‘classified’’ and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe ‘‘doubtful’’ (grade 11) and ‘‘loss’’ (grade 12).

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2012
Commercial and agricultural loans	$514,269	$30,788	$545,057
Auto, light truck and environmental equipment	450,261	5,612	455,873
Medium and heavy duty truck	171,644	3,827	175,471
Aircraft financing	580,508	40,992	621,500
Construction equipment financing	246,552	24,923	271,475
Commercial real estate	485,803	53,309	539,112
Total	$2,449,037	$159,451	$2,608,488

December 31, 2011
Commercial and agricultural loans	$513,011	$32,559	$545,570
Auto, light truck and environmental equipment	432,288	3,677	435,965
Medium and heavy duty truck	154,261	5,535	159,796
Aircraft financing	580,004	40,778	620,782
Construction equipment financing	239,643	21,561	261,204
Commercial real estate	487,576	57,881	545,457
Total	$2,406,783	$161,991	$2,568,774

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity.  The table below presents the recorded investment in residential real estate and consumer loans by performing or nonperforming status.  Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2012
Residential real estate	$436,350	$3,212	$439,562
Consumer	97,200	1,640	98,840
Total	$533,550	$4,852	$538,402

December 31, 2011
Residential real estate	$418,810	$4,796	$423,606
Consumer	97,857	306	98,163
Total	$516,667	$5,102	$521,769

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
March 31, 2012
Commercial and agricultural loans	$533,744	$667	$—	$—	$534,411	$10,646	$545,057
Auto, light truck and environmental equipment	450,550	777	45	—	451,372	4,501	455,873
Medium and heavy duty truck	174,240	—	—	—	174,240	1,231	175,471
Aircraft financing	607,038	2,265	—	—	609,303	12,197	621,500
Construction equipment financing	265,709	862	1,160	—	267,731	3,744	271,475
Commercial real estate	520,650	67	145	—	520,862	18,250	539,112
Residential real estate	433,414	2,123	813	177	436,527	3,035	439,562
Consumer	96,266	832	102	217	97,417	1,423	98,840
Total	$3,081,611	$7,593	$2,265	$394	$3,091,863	$55,027	$3,146,890

December 31, 2011
Commercial and agricultural loans	$534,053	$550	$1	$—	$534,604	$10,966	$545,570
Auto, light truck and environmental equipment	433,048	674	241	—	433,963	2,002	435,965
Medium and heavy duty truck	158,192	5	—	—	158,197	1,599	159,796
Aircraft financing	608,032	224	—	—	608,256	12,526	620,782
Construction equipment financing	256,691	376	—	—	257,067	4,137	261,204
Commercial real estate	522,883	2,005	—	—	524,888	20,569	545,457
Residential real estate	415,177	2,894	739	416	419,226	4,380	423,606
Consumer	96,824	762	271	45	97,902	261	98,163
Total	$3,024,900	$7,490	$1,252	$461	$3,034,103	$56,440	$3,090,543

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
March 31, 2012
With no related allowance recorded:
Commercial and agricultural loans	$1,903	$1,903	$—
Auto, light truck and environmental equipment	381	381	—
Medium and heavy duty truck	1,227	1,227	—
Aircraft financing	10,936	10,936	—
Construction equipment financing	3,431	3,431	—
Commercial real estate	14,249	14,248	—
Residential real estate	108	108	—
Consumer loans	—	—	—
Total with no related allowance recorded	32,235	32,234	—
With an allowance recorded:
Commercial and agricultural loans	7,651	7,651	1,187
Auto, light truck and environmental equipment	3,148	3,148	1,200
Medium and heavy duty truck	—	—	—
Aircraft financing	1,086	1,086	557
Construction equipment financing	—	—	—
Commercial real estate	5,491	5,491	277
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	17,376	17,376	3,221
Total impaired loans	$49,611	$49,610	$3,221

December 31, 2011
With no related allowance recorded:
Commercial and agricultural loans	$2,002	$2,002	$—
Auto, light truck and environmental equipment	770	770	—
Medium and heavy duty truck	959	959	—
Aircraft financing	11,206	11,206	—
Construction equipment financing	3,949	3,949	—
Commercial real estate	17,088	17,091	—
Residential real estate	—	—
Consumer loans	211	210
Total with no related allowance recorded	36,185	36,187	—
With an allowance recorded:
Commercial and agricultural loans	8,406	8,406	1,461
Auto, light truck and environmental equipment	113	113	35
Medium and heavy duty truck	645	645	165
Aircraft financing	1,118	1,118	534
Construction equipment financing	—	—	—
Commercial real estate	6,029	6,029	294
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	16,311	16,311	2,489
Total impaired loans	$52,496	$52,498	$2,489

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$9,993	$8	$12,970	$116
Auto, light truck and environmental equipment	1,591	7	2,237	1
Medium and heavy duty truck	1,375	1	4,810	1
Aircraft financing	12,268	—	16,277	9
Construction equipment financing	3,665	4	8,311	9
Commercial real estate	21,226	49	29,863	65
Residential real estate	36	1	—	—
Consumer	—	—	—	—
Total	$50,154	$70	$74,468	$201

Performing loans and leases classified as troubled debt restructuring (TDR) during the three months ended March 31, 2012, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonperforming assets.  During 2012, modification programs focused on extending maturity dates or modifying payment patterns.  The modification did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates.  Consequently, the financial impact of the modification is immaterial.

Three Months Ended
March 31, 2012
	Number of	Recorded
(Dollars in thousands)	Modifications	Investment
Commercial and agricultural loans	—	$—
Auto, light truck and environmental equipment	—	—
Medium and heavy duty truck	—	—
Aircraft financing	—	—
Construction equipment financing	—	—
Commercial real estate	—	—
Residential real estate	1	108
Consumer	—	—
Total	1	$108

There were no troubled debt restructured loans and leases which had payment defaults within twelve months following modification during the three months ended March 31, 2012.  Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

As of March 31, 2012 and December 31, 2011, the Company had $2.20 million and $3.29 million, respectively of performing loans and leases classified as troubled debt restructurings.

Note 5.       Reserve for Loan and Lease Losses

The reserve for loan and lease loss methodology has been consistently applied for several years, with enhancements instituted periodically.  Reserve ratios are reviewed quarterly and revised periodically to reflect recent loss history and to incorporate current risks and trends which may not be recognized in historical data.  As the historical charge-off analysis is updated, the Company reviews the look-back periods for each business loan portfolio.  Furthermore, a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency is performed in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios.  The Company adjusts the calculated historical based ratio as a result of the analysis of environmental factors, principally economic risk and concentration risk.  Key economic factors affecting the portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation, national and international economic volatility, global debt and capital markets and political stability or lack thereof.  Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in the business banking and commercial real estate portfolios and by collateral concentration in the specialty finance portfolios and exposure to foreign markets by geographic risk.

The reserve for loan and lease losses is maintained at a level believed to be appropriate by management to absorb probable losses inherent in the loan and lease portfolio.  The determination of the reserve requires significant judgment reflecting management’s best estimate of probable loan and lease losses related to specifically identified loans and leases as well as probable losses in the remainder of the various loan and lease portfolios.  For purposes of determining the reserve, the Company has segmented loans and leases into classes based on the associated risks within these segments.  The Company has determined that eight classes exist within the loan and lease portfolio.  The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans and leases without specific reserves, formula reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogeneous loans and leases.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2012 and 2011 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
March 31, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	146	2,033	—	139	119	33	41	256	2,767
Recoveries	96	783	21	125	34	34	32	138	1,263
Net charge-offs (recoveries)	50	1,250	(21)	14	85	(1)	9	118	1,504
Provision (recovery of provision)	(516)	2,550	(96)	(14)	641	(447)	25	111	2,254
Balance, end of period	$12,525	$9,769	$3,667	$28,598	$6,851	$16,326	$3,378	$1,280	$82,394
Ending balance: individually evaluated for impairment	$1,187	$1,200	$—	$557	$—	$277	$—	$—	$3,221
Ending balance: collectively evaluated for impairment	$11,338	$8,569	$3,667	$28,041	$6,851	$16,049	$3,378	$1,280	$79,173

Financing receivables:
Ending balance	$545,057	$455,873	$175,471	$621,500	$271,475	$539,112	$439,562	$98,840	$3,146,890
Ending balance: individually evaluated for impairment	$9,554	$3,529	$1,227	$12,022	$3,431	$19,740	$108	$—	$49,611
Ending balance: collectively evaluated for impairment	$535,503	$452,344	$174,244	$609,478	$268,044	$519,372	$439,454	$98,840	$3,097,279

March 31, 2011
Reserve for loan and lease losses
Balance, beginning of period	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	422	68	—	1,098	585	1,231	34	595	4,033
Recoveries	124	45	1	674	35	105	3	134	1,121
Net charge-offs (recoveries)	298	23	(1)	424	550	1,126	31	461	2,912
Provision (recovery of provision)	(3,941)	405	(704)	1,516	(1,091)	5,484	55	474	2,198
Balance, end of period	$16,305	$7,924	$5,065	$30,903	$6,798	$15,535	$2,542	$1,088	$86,160
Ending balance: individually evaluated for impairment	$4,025	$308	$171	$2,174	$47	$1,348	$—	$—	$8,073
Ending balance: collectively evaluated for impairment	$12,280	$7,616	$4,894	$28,729	$6,751	$14,187	$2,542	$1,088	$78,087

Financing receivables:
Ending balance	$547,381	$416,957	$156,022	$601,480	$271,490	$578,648	$386,290	$93,450	$3,051,718
Ending balance: individually evaluated for impairment	$12,769	$1,993	$4,692	$16,462	$8,065	$31,489	$—	$—	$75,470
Ending balance: collectively evaluated for impairment	$534,612	$414,964	$151,330	$585,018	$263,425	$547,159	$386,290	$93,450	$2,976,248

Note 6.       Mortgage Servicing Assets

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the fair value.  The unpaid principal balance of residential mortgage loans serviced for third parties was $959.12 million and $995.09 million at March 31, 2012 and December 31, 2011, respectively.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Mortgage servicing assets:
Balance at beginning of period	$5,610	$7,556
Additions	330	146
Amortization	(692)	(734)
Sales	—	—
Carrying value before valuation allowance at end of period	5,248	6,968

Valuation allowance:
Balance at beginning of period	(238)	—
Impairment recoveries (charges)	234	(5)
Balance at end of period	$(4)	$(5)
Net carrying value of mortgage servicing assets at end of period	$5,244	$6,963
Fair value of mortgage servicing assets at end of period	$7,494	$10,194

During the three months ended March 31, 2012 and 2011, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance.  At March 31, 2012 and 2011, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $2.25 million and $3.23 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.94 million and $1.02 million for the three months ended March 31, 2012 and 2011, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk

1st Source Corporation and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business.  These off-balance-sheet financial instruments include commitments to originate and sell loans and standby letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  The exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments.  The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Company issues letters of credit which are conditional commitments that guarantee the performance of a client to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients.  Standby letters of credit totaled $15.63 million and $14.66 million at March 31, 2012 and December 31, 2011, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

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

The Company has certain interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate.  Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

At March 31, 2012 and December 31, 2011, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	classification	value	classification	value
March 31, 2012
Interest rate swap contracts	$432,013	Other assets	$15,912	Other liabilities	$16,286
Loan commitments	54,437	Mortgages held for sale	402	N/A	—
Forward contracts	42,606	N/A	58	N/A	—
Total	$529,056		$16,372		$16,286

December 31, 2011
Interest rate swap contracts	$453,428	Other assets	$17,496	Other liabilities	$17,945
Loan commitments	38,209	Mortgages held for sale	189	N/A	—
Forward contracts	21,247	N/A	—	Mortgages held for sale	218
Total	$512,884		$17,685		$18,163

For the three months ended March 31, 2012 and 2011, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended
	Statement of	March 31,
(Dollars in thousands)	Income classification	2012	2011
Interest rate swap contracts	Other expense	$75	$2
Interest rate swap contracts	Other income	39	27
Loan commitments	Mortgage banking income	213	41
Forward contracts	Mortgage banking income	276	(493)
Total		$603	$(423)

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 33,000 were considered antidilutive as of March 31, 2011.  No stock options were considered antidilutive as of March 31, 2012.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(Dollars in thousands - except per share amounts)	2012	2011
Distributed earnings allocated to common stock	$3,891	$3,888
Undistributed earnings allocated to common stock	7,651	6,612
Net earnings allocated to common stock	11,542	10,500
Net earnings allocated to participating securities	173	108
Net income allocated to common stock and participating securities	$11,715	$10,608

Weighted average shares outstanding for basic earnings per common share	24,259,416	24,271,366
Dilutive effect of stock compensation	11,450	8,151
Weighted average shares outstanding for diluted earnings per common share	24,270,866	24,279,517

Basic earnings per common share	$0.48	$0.43
Diluted earnings per common share	$0.48	$0.43

Note 10.     Stock-Based Compensation

As of March 31, 2012, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.  These plans include the 2001 Stock Option Plan, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but no grants had been made through March 31, 2012.

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value.  For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date.  For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model.  For all awards the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which the Company uses the related vesting term.  The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.  The Company has identified separate groups of awardees that exhibit similar option exercise behavior and employee termination experience and have considered them as separate groups in the valuation models and expense estimates.

The stock-based compensation expense recognized in the condensed consolidated statement of income for the three months ended March 31, 2012 and 2011 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the first quarter of 2012 (March 31, 2012) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of 1st Source’s stock. Total fair value of options vested and expensed was zero and $3 thousand, net of tax, for the three months ended March 31, 2012 and 2011, respectively.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)
Options outstanding, beginning of year	22,000	$12.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at March 31, 2012	22,000	$12.04	1.06	$274

Vested and expected to vest at March 31, 2012	22,000	$12.04	1.06	$274
Exercisable at March 31, 2012	22,000	$12.04	1.06	$274

As of March 31, 2012, there was $7.75 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.74 years.

Note 11.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.80 million at March 31, 2012 and $1.67 million at December 31, 2011.  Interest and penalties were recognized through the income tax provision.  For the three months ending March 31, 2012 and 2011, the Company recognized approximately $(0.05) million and $(0.12) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.52 million and $0.57 million were accrued at March 31, 2012 and December 31, 2011, respectively.

Tax years that remain open and subject to audit include the federal 2008-2011 years and the Indiana 2008-2011 years.  The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 12.     Fair Value Measurements

The Company records certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments, and for disclosure purposes.  The Company uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value.  In the absence of quoted market prices, various valuation techniques are utilized to measure fair value.  When possible, observable market data for identical or similar financial instruments are used in the valuation.  When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

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

The Company elected fair value accounting for mortgages held for sale.  The Company believes the election for mortgages held for sale (which are hedged with free-standing derivatives [economic hedges]) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At March 31, 2012 and December 31, 2011, all mortgages held for sale are carried at fair value.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
March 31, 2012
Mortgages held for sale reported at fair value	$18,114	$17,327	$787	(1)

December 31, 2011
Mortgages held for sale reported at fair value	$12,644	$12,265	$379	(1)

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

Financial Instruments on Recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment securities available for sale are valued primarily by a third party pricing agent.  Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In general, the Company’s investment securities do not possess a complex structure that could introduce greater valuation risk.  The portfolio mainly consists of traditional investments including U.S. Treasury and Federal agencies securities, federal agency mortgage pass-through securities, and general obligation and revenue municipal bonds.  Pricing for such instruments is fairly generic and is easily obtained.  On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third party sources for a material portion of the portfolio.

The valuation policy and procedures for Level 3 fair value measurements of available for sale debt securities are decided through collaboration between management of the Corporate Accounting and Funds Management departments.  The changes in fair value measurement for Level 3 securities are analyzed on a periodic basis under a collaborative framework with the aforementioned departments.  The methodology and variables used for input are derived from the combination of observable and unobservable inputs.  The unobservable inputs are determined through internal assumptions that may vary from period to period due to external factors, such as market movement and credit rating adjustments.

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

Interest rate swap positions, both assets and liabilities, are valued by a third party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters.  This valuation process considers various factors including interest rate yield curves, time value and volatility factors.  Validation of third party agent valuations is accomplished by comparing those values to the Company’s swap counterparty valuations.  Management believes an adjustment is required to “mid-market” valuations for derivatives tied to its performing loan portfolio to recognize the imprecision and related exposure inherent in the process of estimating expected credit losses as well as velocity of deterioration evident with systemic risks imbedded in these portfolios.

The table below presents the balance of assets and liabilities at March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,415	$377,360	$—	$397,775
U.S. States and political subdivisions securities	—	99,299	9,934	109,233
Mortgage-backed securities — Federal agencies	—	348,831	—	348,831
Corporate debt securities	—	36,297	—	36,297
Foreign government and other securities	—	4,727	—	4,727
Total debt securities	20,415	866,514	9,934	896,863
Marketable equity securities	4,954	—	—	4,954
Total investment securities available-for-sale	25,369	866,514	9,934	901,817
Trading account securities	144	—	—	144
Mortgages held for sale	—	18,114	—	18,114
Accrued income and other assets (Interest rate swap agreements)	—	15,912	—	15,912
Total	$25,513	$900,540	$9,934	$935,987

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$16,286	$—	$16,286
Total	$—	$16,286	$—	$16,286

December 31, 2011
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,016	$381,109	$—	$401,125
U.S. States and political subdivisions securities	—	96,867	10,493	107,360
Mortgage-backed securities — Federal agencies	—	328,948	—	328,948
Corporate debt securities	—	36,310	—	36,310
Foreign government and other securities	—	4,038	675	4,713
Total debt securities	20,016	847,272	11,168	878,456
Marketable equity securities	4,403	141	—	4,544
Total investment securities available-for-sale	24,419	847,413	11,168	883,000
Trading account securities	132	—	—	132
Mortgages held for sale	—	12,644	—	12,644
Accrued income and other assets (Interest rate swap agreements)	—	17,496	—	17,496
Total	$24,551	$877,553	$11,168	$913,272

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$17,945	$—	$17,945
Total	$—	$17,945	$—	$17,945

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2012 and 2011 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Corporate debt securities	Foreign government and other securities	Investment securities available- for-sale
Beginning balance January 1, 2012	$10,493	$—	$675	$11,168
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	17	—	—	17
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(576)	—	—	(576)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(675)	(675)
Ending balance March 31, 2012	$9,934	$—	$—	$9,934

Beginning balance January 1, 2011	$16,306	$9,992	$675	$26,973
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	577	—	—	577
Purchases	350	—	—	350
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(695)	(9,992)	—	(10,687)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance March 31, 2011	$16,538	$—	$675	$17,213

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2012 or 2011.  One transfer between levels occurred during the three months ended March 31, 2012.  No transfers between Level 1 and 2 occurred during the period ended March 31, 2012.  A foreign government debt security was transferred from Level 3 to Level 2 as of March 31, 2012 due to the Company’s periodic review of valuation methodologies and inputs.  The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2012.

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Inputs	Range of Inputs
Investment securities available-for sale
Adjustable rate securities	$5,130	Discounted cash flows	Illiquidity adjustment	4% - 8%
			Term assumption (1)	5 years
			Coupon forecast assumption	0.38% - 0.66%

Tax anticipation warrants	4,804	Discounted cash flows	Credit spread assumption	1.56% - 2.75%

Total investment securities available-for-sale	$9,934

(1) Term assumption is influenced by security call history

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement can be significant.  The significant unobservable inputs for Adjustable Rate Securities are illiquidity, term and coupon forecast assumptions.  The illiquidity adjustment is negatively correlated to the fair value measure.  An increase (decrease) in the determined illiquidity adjustment will lower (increase) the fair value measure.  The term assumption is negatively correlated to the fair value measure.  An increase (decrease) in the determined term adjustment will decrease (increase) the fair value measure.  The coupon forecast is positively correlated to the fair value measure.  An increase (decrease) in the determined coupon forecast will increase (decrease) the fair value measure.  A permutation that includes a change in the coupon forecast with a change in either or both of the two variables will mitigate the significance of the change to the fair value measure.  The significant unobservable input for Tax Anticipation Warrants is the underlying market level used to determine the fair value measure.  An increase (decrease) in the estimated yield level of the market will decrease (increase) the fair value measure of the securities.

Financial Instruments on Non-recurring Basis:

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.

The Credit Policy Committee is responsible for overseeing the valuation processes and procedures for Level 3 measurements of impaired loans, other real estate and repossessions.  The Committee reviews these assets on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues.  The Committee establishes discounts based on asset type and valuation source; deviations from the standard are documented.  The discounts are reviewed periodically, annually at a minimum, to determine they remain appropriate.  Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets.  The Loan and Funds Management Committee of the Board of Directors is responsible for overseeing the Credit Policy Committee.

Discounts range from 10% to 90% depending on the nature of the assets and the source of value.  Aircraft are generally valued using quarterly trade publications adjusted for engine time, condition, maintenance programs, discounted by 10%.  Likewise, autos are valued using current auction values, discounted by 10%; medium and heavy duty trucks are valued using trade publications and auction values, discounted by 15%.  Construction equipment and environmental equipment is generally valued using trade publications and auction values, discounted by 20%.  Real estate is valued based on appraisals or evaluations, discounted by 20% at a minimum with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market.  Commercial loans subject to borrowing base certificates are generally discounted by 20% for receivables and 40-75% for inventory with higher discounts when monthly borrowing base certificates are not required or received.

Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach.

Partnership investments and the adjustments to fair value primarily result from application of lower of cost or fair value accounting.  The partnership investments are priced using financial statements provided by the partnerships.  Quantitative unobservable inputs are not reasonably available for reporting purposes.

The Company has established mortgage servicing rights (MSRs) valuation policies and procedures based on industry standards and to ensure valuation methodologies are consistent and verifiable. MSRs and related adjustments to fair value result from application of lower of cost or fair value accounting.  For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type and interest rate.  The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors.  Prepayment rates and discount rates are derived through a third party pricing agent.  Changes in the most significant inputs, including prepayment rates and discount rates, are compared to the changes in the fair value measurements and appropriate resolution is made.  A fair value analysis is also obtained from an independent third party agent and compared to the internal valuation for reasonableness.  MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of the Company’s servicing portfolio may differ from those of any servicing portfolios that do trade.

Other real estate is based on the lower of cost or fair value of the underlying collateral less expected selling costs.  Collateral values are estimated primarily using appraisals and reflect a market value approach.  Fair values are reviewed quarterly and new appraisals are obtained annually.  Repossessions are similarly valued.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2012:  impaired loans - $2.14 million; partnership investments — $(0.10) million; mortgage servicing rights - $(0.23) million; repossessions - $0.31 million, and other real estate - $0.15 million.

The table below presents the carrying value of assets at March 31, 2012 and December 31, 2011 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2012
Impaired loans	$—	$—	$46,390	$46,390
Accrued income and other assets (partnership investments)	—	—	1,920	1,920
Accrued income and other assets (mortgage servicing rights)	—	—	5,244	5,244
Accrued income and other assets (repossessions)	—	—	6,109	6,109
Accrued income and other assets (other real estate)	—	—	8,853	8,853
	$—	$—	$68,516	$68,516

December 31, 2011
Impaired loans	$—	$—	$50,007	$50,007
Accrued income and other assets (partnership investments)	—	—	2,799	2,799
Accrued income and other assets (mortgage servicing rights)	—	—	5,372	5,372
Accrued income and other assets (repossessions)	—	—	6,792	6,792
Accrued income and other assets (other real estate)	—	—	8,755	8,755
	$—	$—	$73,725	$73,725

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$6,389	Discounted cash flows	Expected percent of total contractual cash flows not expected to be collected	0% - 50%

	40,001	Collateral based measurements	Discount to reflect current market conditions and ultimate collectibility	0% - 90%
	46,390

Mortgage servicing rights	7,494	Discounted cash flows	Constant prepayment rate (CPR)	17.8% - 22.5%
			Discount rate	8.5% - 11.5%

Repossessions	6,559	Appraisals, trade publications and auction values	Discount to reflect current market conditions	0% - 30%

Other real estate	8,853	Appraisals	Discount to reflect current market conditions	0% - 55%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are summarized in the table below.

	Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Cash and due from banks	$56,707	$56,707	$56,707	$—	$—
Federal funds sold and interest bearing deposits with other banks	901	901	901	—	—
Investment securities, available-for-sale	901,817	901,817	25,369	866,514	9,934
Other investments and trading account securities	19,118	19,118	19,118	—	—
Mortgages held for sale	18,114	18,114	—	18,114	—
Loans and leases, net of reserve for loan and lease losses	3,064,496	3,178,230	—	3,123,023	55,027
Cash surrender value of life insurance policies	55,223	55,223	55,223	—	—
Mortgage servicing rights	5,244	7,494	—	—	7,494
Interest rate swaps	15,912	15,912	—	15,912	—
Liabilities:
Deposits	$3,505,674	$3,529,341	$2,315,584	$1,213,757	$—
Short-term borrowings	143,770	143,770	132,094	11,676	—
Long-term debt and mandatorily redeemable securities	39,828	40,497	—	40,497	—
Subordinated notes	89,692	97,891	—	97,891	—
Interest rate swaps	16,286	16,286	—	16,286	—
Off-balance-sheet instruments *	—	150	—	150	—

December 31, 2011
Assets:
Cash and due from banks	$61,406	$61,406
Federal funds sold and interest bearing deposits with other banks	52,921	52,921
Investment securities, available-for-sale	883,000	883,000
Other investments and trading account securities	19,106	19,106
Mortgages held for sale	12,644	12,644
Loans and leases, net of reserve for loan and lease losses	3,008,899	3,125,581
Cash surrender value of life insurance policies	54,729	54,729
Mortgage servicing rights	5,372	6,725
Interest rate swaps	17,496	17,496
Liabilities:
Deposits	$3,520,141	$3,546,366
Short-term borrowings	125,234	125,234
Long-term debt and mandatorily redeemable securities	37,156	37,865
Subordinated notes	89,692	87,527
Interest rate swaps	17,945	17,945
Off-balance-sheet instruments *	—	131

* Represents estimated cash outflows required to currently settle the obligations at current market rates.

The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and due from banks, federal funds sold and interest bearing deposits with other banks, other investments, and cash surrender value of life insurance policies.  The methodologies for other financial assets and financial liabilities are discussed below:

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

Short-Term Borrowings — The carrying values of Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings, including the liability related to mortgage loans available for repurchase under GNMA optional repurchase programs, approximate their fair values.

Long-Term Debt and Mandatorily Redeemable Securities — The fair values of long-term debt are estimated using discounted cash flow analyses, based on the current estimated incremental borrowing rates for similar types of borrowing arrangements.  The carrying values of mandatorily redeemable securities are based on the current estimated cost of redeeming these securities which approximate their fair values.

Subordinated Notes — Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated based on calculated market prices of comparable securities.

Off-Balance-Sheet Instruments — Contract and fair values for certain off-balance-sheet financial instruments (guarantees) are estimated based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Limitations — Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other such factors.

These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  These estimates are subjective in nature and require considerable judgment to interpret market data.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange, nor are they intended to represent the fair value of 1st Source as a whole.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet date.  Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as the “Company”, “we”, and “our”) financial condition as of March 31, 2012, as compared to December 31, 2011, and the results of operations for the three months ended March 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2011 Annual Report.

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.”  Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and similar expressions indicate forward-looking statements.  Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties.  We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We may make other written or oral forward-looking statements from time to time.  Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements.  Such factors include, but are not limited to, changes in law, regulations or U.S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2011, which filings are available from the SEC.  We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION

Our total assets at March 31, 2012 were $4.38 billion, an increase of $10.63 million or 0.24% from December 31, 2011.  Total loans and leases were $3.15 billion, an increase of $56.35 million or 1.82% from December 31, 2011.  Fed funds sold and interest bearing deposits with other banks were $0.09 million, a decrease of $52.02 million or 98.30% from December 31, 2011 as a result of funding for loan growth.  Total investment securities, available for sale were $901.82 million which represented an increase of $18.82 million or 2.13% and total deposits were $3.51 billion, a decrease of $14.47 million or 0.41% over the comparable figures at the end of 2011.

Nonperforming assets at March 31, 2012 were $70.42 million, which was a decrease of $2.06 million or 2.83% from the $72.48 million reported at December 31, 2011.  At March 31, 2012 and December 31, 2011, nonperforming assets were 2.19% and 2.28%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Accrued income and other assets:
Bank owned life insurance cash surrender value	$55,223	$54,729
Accrued interest receivable	14,291	13,626
Mortgage servicing assets	5,244	5,372
Other real estate	7,719	7,621
Former bank premises held for sale	1,134	1,134
Repossessions	6,109	6,792
All other assets	46,545	49,738
Total accrued income and other assets	$136,265	$139,012

CAPITAL

As of March 31, 2012, total shareholders’ equity was $531.89 million, up $7.97 million or 1.52% from the $523.92 million at December 31, 2011.  In addition to net income of $11.72 million, other significant changes in shareholders’ equity during the first three months of 2012 included $3.93 million of dividends paid.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $17.94 million at March 31, 2012, compared to $18.51 million at December 31, 2011.  The decrease in accumulated other comprehensive income/(loss) during 2012 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 12.13% as of March 31, 2012, compared to 11.98% at December 31, 2011.  Book value per common share rose to $21.92 at March 31, 2012, from $21.64 at December 31, 2011.

We declared and paid dividends per common share of $0.16 during the first quarter of 2012.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 31.84%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2012, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$556,295	16.49%	$269,858	8.00%	$337,323	10.00%
1st Source Bank	542,751	16.14	268,995	8.00	336,243	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	512,440	15.19	134,929	4.00	202,394	6.00
1st Source Bank	500,178	14.88	134,497	4.00	201,746	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	512,440	12.08	169,717	4.00	212,146	5.00
1st Source Bank	500,178	11.82	169,244	4.00	211,555	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  While at March 31, 2012 there was $16.00 million outstanding, we could borrow approximately $265.00 million for a short time from these banks on a collective basis.  As of March 31, 2012, we had $25.90 million outstanding in FHLB advances and could borrow an additional $169.79 million.  We also had $343.36 million available to borrow from the FRB with no amounts outstanding as of March 31, 2012.

Our loan to asset ratio was 71.77% at March 31, 2012 compared to 70.66% at December 31, 2011 and 69.16% at March 31, 2011.  Cash and cash equivalents totaled $57.61 million at March 31, 2012 compared to $114.33 million at December 31, 2011 and $138.93 million at March 31, 2011.  At March 31, 2012, the consolidated statement of financial condition was rate sensitive by $189.57 million more liabilities than assets scheduled to reprice within one year, or approximately 0.93%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

In addition, the State of Indiana recently changed the law governing the collateralization of public fund deposits.  Under the new law, the Indiana Board of Depositories will determine what financial institutions are required to pledge collateral on a quarterly basis.  We have been informed that no collateral is necessary for our Indiana public fund deposits.  However, pending legislation could alter this requirement in the future.  Our potential liquidity exposure if we must pledge collateral is approximately $447 million.

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2012 was $11.72 million, compared to $10.61 million for the same period in 2011.  Diluted net income per common share was $0.48 for the three month period ended March 31, 2012, compared to $0.43 for the same period in 2011.  Return on average common shareholders’ equity was 8.84% for the three months ended March 31, 2012, compared to 8.73% in 2011.  The return on total average assets was 1.08% for the three months ended March 31, 2012, compared to 0.97% in 2011.

The increase in net income for the three months ended March 31, 2012, over the first three months of 2011, was primarily the result of an increase in noninterest income.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended March 31, 2012 was $37.92 million, an increase of 0.95% over the same period in 2011.  The net interest margin on a fully taxable equivalent basis was 3.77% for the three months ended March 31, 2012, compared to 3.71% for the three months ended March 31, 2011.

During the three month period ended March 31, 2012, average earning assets decreased $59.91 million or 1.46%, over the comparable period in 2011.  Average interest-bearing liabilities decreased $171.05 million or 5.11%, for the three month period ended March 31, 2012 over the comparable period one year ago.  The yield on average earning assets decreased 18 basis points to 4.55% for the first quarter of 2012 from 4.73% for the first quarter of 2011.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 25 basis points to 1.00% for the first quarter 2012 from 1.25% for the first quarter 2011.  The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 6 basis points for the three month period ended March 31, 2012 from March 31, 2011.

The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was a reduction in yields on net loans and leases of 28 basis points.  Total average investment securities decreased $66.84 million or 6.99% for the first quarter over one year ago.  Average mortgages held for sale decreased $7.17 million or 41.67%  for the three month period ended March 31, 2012, over the comparable period a year ago.  Average net loans and leases increased $35.86 million or 1.17% for the first quarter of 2012 from the first quarter of 2011.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $21.76 million or 26.87% for the three month period ended March 31, 2012, over the comparable period a year ago.

Average interest-bearing deposits decreased $170.19 million or 5.52% for the first quarter of 2012 over the same period in 2011.  The effective rate paid on average interest-bearing deposits decreased 31 basis points to 0.79% for the first quarter 2012 compared to 1.10% for the first quarter 2011.  The decline in the average cost of interest-bearing deposits during the first quarter of 2012 as compared to the first quarter of 2011 was primarily the result of interest rate re-pricing on maturing certificates of deposit.

Average short-term borrowings decreased $13.81 million or 9.29% for the first quarter of 2012, compared to the same period in 2011.  The decrease in average short-term borrowings was primarily due to lower repurchase agreements and lower treasury demand notes.  Interest paid on short-term borrowings decreased 8 basis points for the first quarter of 2012 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $12.95 million or 50.93% during the first quarter of 2012 as compared to the first quarter of 2011.  The increase in long-term borrowings was mainly the result of higher borrowings with the Federal Home Loan Bank.  Interest paid on long-term borrowings increased 81 basis points for the first quarter due to higher effective rates on mandatorily redeemable securities.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three months ended March 31,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$781,982	$4,327	2.23%	$815,564	$4,482	2.23%
Tax exempt	107,745	1,260	4.70%	141,004	1,734	4.99%
Mortgages - held for sale	10,041	98	3.93%	17,213	179	4.22%
Net loans and leases	3,089,868	39,928	5.20%	3,054,013	41,278	5.48%
Other investments	59,194	226	1.54%	80,949	243	1.22%

Total Earning Assets	4,048,830	45,839	4.55%	4,108,743	47,916	4.73%

Cash and due from banks	59,558			58,710
Reserve for loan and lease losses	(82,462)			(88,263)
Other assets	334,736			340,974

Total	$4,360,662			$4,420,164

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$2,914,588	$5,745	0.79%	$3,084,779	$8,355	1.10%
Short-term borrowings	134,919	53	0.16%	148,729	89	0.24%
Subordinated notes	89,692	1,647	7.39%	89,692	1,647	7.45%
Long-term debt and mandatorily redeemable securities	38,375	471	4.94%	25,426	259	4.13%

Total Interest-Bearing Liabilities	3,177,574	7,916	1.00%	3,348,626	10,350	1.25%

Noninterest-bearing deposits	574,305			515,236
Other liabilities	76,055			63,629
Shareholders’ equity	532,728			492,673

Total	$4,360,662			$4,420,164

Net Interest Income		$37,923			$37,566

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.77%			3.71%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three month period ended March 31, 2012 was $2.25 million, compared to a provision for loan and lease losses in the three month period ended March 31, 2011 of $2.20 million.  Net charge-offs of $1.50 million were recorded for the first quarter 2012, compared to $2.91 million for the same quarter a year ago.

On March 31, 2012, 30 day and over loan and lease delinquencies were 0.33% as compared to 0.56% on March 31, 2011.  The decrease in delinquencies was primarily in aircraft, construction equipment and commercial loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.62% as compared to 2.82% one year ago.  A summary of loan and lease loss experience during the three months ended March 31, 2012 and 2011 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of March 31, 2012 and December 31, 2011 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Loans and leases past due 90 days or more	$393	$460	$515
Nonaccrual loans and leases	55,027	56,440	74,038
Other real estate	7,719	7,621	6,813
Former bank premises held for sale	1,134	1,134	1,200
Repossessions	6,109	6,792	5,482
Equipment owned under operating leases	41	29	300
Total nonperforming assets	$70,423	$72,476	$88,348

Nonperforming assets as a percentage of total loans and leases were 2.19% at March 31, 2012, 2.28% at December 31, 2011, and 2.81% at March 31, 2011.  Nonperforming assets totaled $70.42 million at March 31, 2012, a decrease of 2.83% from the $72.48 million reported at December 31, 2011, and a 20.29% decrease from the $88.35 million reported at March 31, 2011.  The decrease during the first three months of 2012 compared to the same period in 2011 was primarily related to decreases in nonaccrual loans and leases as the economy slowly improves.

The decrease in nonaccrual loans and leases at March 31, 2012 from March 31, 2011 occurred primarily in the commercial real estate, construction equipment, aircraft, and medium and heavy duty truck portfolios.  The largest dollar decreases at March 31, 2012 from December 31, 2011 occurred in the commercial real estate and residential real estate portfolios and was offset by an increase in auto, light truck and environmental equipment loans.  A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2012 and December 31, 2011 is located in Note 4 of the Consolidated Financial Statements.

As of March 31, 2012, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $12.22 million which were comprised of $10.57 million secured by commercial real estate and included in loans secured by real estate and $1.65 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure, have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values have been declining since 2010, increasing the risk in aircraft secured transactions.

The increase over the past year in other real estate is due to foreclosing on real estate in the local market for which we have a current appraisal and is well secured.

Repossessions consisted mainly of aircraft at March 31, 2012.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Commercial and agricultural loans	$—	$—	$—
Auto, light truck and environmental equipment	100	222	261
Medium and heavy duty truck	—	—	60
Aircraft financing	5,980	6,490	4,946
Construction equipment financing	—	—	200
Commercial real estate	6,895	6,634	6,083
Residential real estate	844	1,020	730
Consumer loans	9	47	15
Total	$13,828	$14,413	$12,295

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $224.13 million and $216.93 million as of March 31, 2012 and December 31, 2011, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $150.34 million and $42.63 million as of March 31, 2012, respectively, compared to $149.21 million and $41.27 million as of December 31, 2011, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended March 31, 2012 and 2011 was $20.52 million and $18.95 million, respectively.  Details of noninterest income follow:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Noninterest income:
Trust fees	$3,973	$3,992
Service charges on deposit accounts	4,505	4,236
Mortgage banking income	1,942	444
Insurance commissions	1,357	1,142
Equipment rental income	5,350	6,038
Other income	3,001	2,971
Investment securities and other investment gains	395	130
Total noninterest income	$20,523	$18,953

Noninterest income increased $1.57 million or 8.28% for the first quarter  2012 as compared to the same period in 2011.

Trust fees were flat for the three months ended March 31, 2012 over the three month period ended March 31, 2011.

Service charges on deposit accounts increased $0.27 million or 6.35% for the three months ended March 31, 2012 over the comparable period one year ago.  The improvement in service charges on deposit accounts reflects higher debit card fee income.

Mortgage banking income increased $1.50 million or 337.39% in the first quarter of 2012 as compared to the first quarter of 2011.  This positive variance was caused by increased gains on loan sales due to higher production volumes and improved margins in 2012.

Insurance commissions improved $0.22 million or 18.83% in the three months ended March 31, 2012 over the same period a year ago.  The increase was due to the acquisition of a book of business of a benefits agency in January 2012.

Equipment rental income declined $0.69 million or 11.39% in the first quarter of 2012 compared to the first quarter 2011.  The average equipment rental portfolio decreased 10.00% in 2012 over the same period in 2011 resulting in lower rental income.  In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.

Other income was relatively flat for the three month period ended March 31, 2012 as compared to the same period in 2011.

The increase in investment securities and other investment gains of $0.27 million or 203.85% in the three months ended March 31, 2012 over the comparable period one year ago was primarily due to a loss on a venture capital investment in 2011 which was not present in 2012.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended March 31, 2012 and 2011 was $38.05 million and $38.48 million, respectively.  Details of noninterest expense follow:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Noninterest expense:
Salaries and employee benefits	$20,316	$18,638
Net occupancy expense	2,160	2,320
Furniture and equipment expense	3,507	3,349
Depreciation - leased equipment	4,311	4,805
Professional fees	1,398	1,096
Supplies and communication	1,393	1,394
Business development and marketing expense	867	622
Intangible asset amortization	351	325
Loan and lease collection and repossession expense	1,501	1,324
FDIC and other insurance	949	1,676
Other expense	1,295	2,927
Total noninterest expense	$38,048	$38,476

Noninterest expense decreased $0.43 million or 1.11% for the first quarter as compared to the same period in 2011.  Net occupancy, furniture and equipment expense, supplies and communication, and intangible asset amortization all changed slightly in 2012 over the same period in 2011.

Salaries and employee benefits increased $1.68 million or 9.00% in the three months ended March 31, 2012 versus the three months ended March 31, 2011 primarily due to higher base salaries and executive incentive costs.

Depreciation on leased equipment decreased $0.49 million or 10.28% in conjunction with the decrease in equipment rental income for the three months ended March 31, 2012 as compared to the same period one year ago.

Professional fees increased $0.30 million or 27.55% for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011.  The increase in professional fees in 2012 was the result of higher consulting fees offset by reduced legal fees.

Business development and marketing increased $0.25 million or 39.39% for the three months ended March 31, 2012 versus the three months ended March 31, 2011.  The higher expense was primarily due to increased marketing promotions and public relations expense.

Loan and lease collection and repossession expense increased $0.18 million or 13.37% in the first quarter of 2012 as compared to the same period in 2011 mainly due to gains on sale of other real estate in 2011 which were not present in 2012 and higher negative valuation adjustments on repossessed aircraft in 2012.  These negative variances were offset by lower collection activity in 2012 compared to 2011.

FDIC and other insurance expense decreased $0.73 million or 43.38% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The lower premium expense in 2012 was a result of a new assessment base and rates imposed by the FDIC.

Other expenses decreased $1.63 million or 55.76% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to a lower provision on unfunded loan commitments in 2012.

INCOME TAXES

The provision for income taxes for the three month period ended March 31, 2012 was $5.89 million compared to $4.53 million for the same period in 2011.  The effective tax rates were 33.46% and 29.93% for the first quarter ended March 31, 2012 and 2011, respectively.  The effective tax rates are higher in 2012 compared to 2011 due to a decrease in tax-exempt interest in relation to income before taxes.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2011.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.                   Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2011.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
Jan 01 - 31, 2012	24	$24.67	24	1,124,639
Feb 01 - 29, 2012	104,000	25.05	104,000	1,020,639
Mar 01 - 31, 2012	447	24.16	447	1,020,192

(1)  1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 979,808 shares.

ITEM 3.          Defaults Upon Senior Securities.

None

ITEM 4.          Mine Safety Disclosures.

None

ITEM 5.          Other Information.

None

ITEM 6.          Exhibits

The following exhibits are filed with this report:

10(a)(4)                                Employment agreement of Steven J. Wessell, dated June 1, 2011

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

1st Source Corporation

DATE	April 26, 2012	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	April 26, 2012	/s/ LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer