Form 10-Q
period 2012-06-30
1ST SOURCE CORP
filed 2012-07-26
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6233

(Exact name of registrant as specified in its charter)

INDIANA	35-1068133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Michigan Street
South Bend, IN	46601
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of July 13, 2012 — 24,276,271 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$88,729	$61,406
Federal funds sold and interest bearing deposits with other banks	1,351	52,921
Investment securities available-for-sale (amortized cost of $821,323 and $853,204 at June 30, 2012 and December 31, 2011, respectively)	852,704	883,000
Other investments	19,934	18,974
Trading account securities	138	132
Mortgages held for sale	17,837	12,644
Loans and leases - net of unearned discount
Commercial and agricultural loans	555,986	545,570
Auto, light truck and environmental equipment	508,493	435,965
Medium and heavy duty truck	172,305	159,796
Aircraft financing	662,184	620,782
Construction equipment financing	280,715	261,204
Commercial real estate	543,692	545,457
Residential real estate	441,587	423,606
Consumer loans	105,630	98,163
Total loans and leases	3,270,592	3,090,543
Reserve for loan and lease losses	(83,299)	(81,644)
Net loans and leases	3,187,293	3,008,899
Equipment owned under operating leases, net	58,264	69,551
Net premises and equipment	40,820	39,857
Goodwill and intangible assets	88,135	87,675
Accrued income and other assets	131,379	139,012
Total assets	$4,486,584	$4,374,071

LIABILITIES
Deposits:
Noninterest bearing	$608,357	$580,101
Interest bearing	2,977,660	2,940,040
Total deposits	3,586,017	3,520,141
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	117,461	106,991
Other short-term borrowings	16,467	18,243
Total short-term borrowings	133,928	125,234
Long-term debt and mandatorily redeemable securities	65,506	37,156
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	69,177	77,930
Total liabilities	3,944,320	3,850,153

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at June 30, 2012 and December 31, 2011	346,535	346,535
Retained earnings	206,789	190,261
Cost of common stock in treasury (1,368,495 shares at June 30, 2012 and 1,429,484 shares at December 31, 2011)	(30,447)	(31,389)
Accumulated other comprehensive income	19,387	18,511
Total shareholders’ equity	542,264	523,918
Total liabilities and shareholders’ equity	$4,486,584	$4,374,071

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans and leases	$40,318	$41,710	$80,214	$83,009
Investment securities, taxable	4,334	4,912	8,661	9,394
Investment securities, tax-exempt	848	1,004	1,700	2,190
Other	231	247	457	490
Total interest income	45,731	47,873	91,032	95,083

Interest expense:
Deposits	5,704	8,162	11,449	16,517
Short-term borrowings	47	74	100	163
Subordinated notes	1,648	1,648	3,295	3,295
Long-term debt and mandatorily redeemable securities	357	405	828	664
Total interest expense	7,756	10,289	15,672	20,639

Net interest income	37,975	37,584	75,360	74,444
Provision for loan and lease losses	2,055	67	4,309	2,265
Net interest income after provision for loan and lease losses	35,920	37,517	71,051	72,179

Noninterest income:
Trust fees	4,379	4,411	8,352	8,403
Service charges on deposit accounts	4,815	4,638	9,320	8,874
Mortgage banking income	1,502	835	3,444	1,279
Insurance commissions	1,211	1,062	2,568	2,204
Equipment rental income	4,666	6,009	10,016	12,047
Other income	3,209	3,327	6,210	6,298
Investment securities and other investment gains	8	1,142	403	1,272
Total noninterest income	19,790	21,424	40,313	40,377

Noninterest expense:
Salaries and employee benefits	20,370	19,135	40,686	37,773
Net occupancy expense	1,848	2,051	4,008	4,371
Furniture and equipment expense	3,831	3,561	7,338	6,910
Depreciation - leased equipment	3,803	4,795	8,114	9,600
Professional fees	1,449	1,080	2,847	2,176
Supplies and communication	1,385	1,316	2,778	2,710
FDIC and other insurance	854	958	1,803	2,634
Business development and marketing expense	1,050	864	1,917	1,486
Loan and lease collection and repossession expense	979	1,500	2,480	2,824
Other expense	1,009	683	2,655	3,935
Total noninterest expense	36,578	35,943	74,626	74,419

Income before income taxes	19,132	22,998	36,738	38,137
Income tax expense	6,565	8,133	12,456	12,664

Net income	$12,567	$14,865	$24,282	$25,473

Per common share
Basic net income per common share	$0.51	$0.61	$0.99	$1.04
Diluted net income per common share	$0.51	$0.61	$0.99	$1.04
Dividends	$0.16	$0.16	$0.32	$0.32
Basic weighted average common shares outstanding	24,263,881	24,254,334	24,261,649	24,262,803
Diluted weighted average common shares outstanding	24,273,898	24,263,596	24,272,423	24,271,527

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$12,567	$14,865	$24,282	$25,473

Other comprehensive income, net of tax:
Change in unrealized appreciation of available-for-sale securities, net of tax	1,449	6,707	1,047	5,457
Reclassification adjustment for gains included in net income, net of tax	—	(717)	(171)	(845)
Other comprehensive income	1,449	5,990	876	4,612

Comprehensive income	$14,016	$20,855	$25,158	$30,085

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2011	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Net income	25,473	—	—	25,473	—	—
Other comprehensive income	4,612	—	—	—	—	4,612
Issuance of 148,291 common shares under stock based compensation awards, including related tax effects	2,818	—	—	(168)	2,986	—
Cost of 109,399 shares of common stock acquired for treasury	(2,139)	—	—	—	(2,139)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Common stock dividend ($0.32 per share)	(7,806)	—	—	(7,806)	—	—
Stock based compensation	3	—	3	—	—	—
Balance at June 30, 2011	$505,594	$—	$346,535	$175,374	$(31,437)	$15,122

Balance at January 1, 2012	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net income	24,282	—	—	24,282	—	—
Other comprehensive income	876	—	—	—	—	876
Issuance of 165,460 common shares under stock based compensation awards, including related tax effects	3,644	—	—	85	3,559	—
Cost of 104,471 shares of common stock acquired for treasury	(2,617)	—	—	—	(2,617)	—
Common stock dividend ($0.32 per share)	(7,839)	—	—	(7,839)	—	—
Balance at June 30, 2012	$542,264	$—	$346,535	$206,789	$(30,447)	$19,387

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$24,282	$25,473
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	4,309	2,265
Depreciation of premises and equipment	2,094	1,780
Depreciation of equipment owned and leased to others	8,114	9,600
Amortization of investment security premiums and accretion of discounts, net	1,999	965
Amortization of mortgage servicing rights	1,528	1,458
Mortgage servicing asset (recovery) impairment	(147)	16
Deferred income taxes	(3,996)	(755)
Investment securities and other investment gains	(403)	(1,272)
Originations of loans held for sale, net of principal collected	(96,948)	(40,963)
Proceeds from the sales of loans held for sale	94,491	66,258
Net gain on sale of loans held for sale	(2,736)	(500)
Change in trading account securities	(6)	(5)
Change in interest receivable	(312)	918
Change in interest payable	1,702	2,462
Change in other assets	7,894	8,347
Change in other liabilities	(4,542)	(734)
Other	586	2,620
Net change in operating activities	37,909	77,933

Investing activities:
Proceeds from sales of investment securities	40,236	126,805
Proceeds from maturities of investment securities	159,553	107,843
Purchases of investment securities	(169,504)	(160,641)
Net change in other investments	(960)	2,370
Loans sold or participated to others	15,494	11,010
Net change in loans and leases	(199,988)	(62,674)
Net change in equipment owned under operating leases	3,173	(8,564)
Purchases of premises and equipment	(3,082)	(5,589)
Net change in investing activities	(155,078)	10,560

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	92,814	(108,064)
Net change in certificates of deposit	(26,938)	8,635
Net change in short-term borrowings	8,694	(25,866)
Proceeds from issuance of long-term debt	25,600	10,554
Payments on long-term debt	(268)	(256)
Net proceeds from issuance of treasury stock	3,644	2,818
Acquisition of treasury stock	(2,617)	(2,139)
Repurchase of common stock warrant	—	(3,750)
Cash dividends paid on common stock	(8,007)	(7,948)
Net change in financing activities	92,922	(126,016)

Net change in cash and cash equivalents	(24,247)	(37,523)

Cash and cash equivalents, beginning of year	114,327	96,872

Cash and cash equivalents, end of period	$90,080	$59,349

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,791	$6,721
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,643	2,420

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

Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, FASB issued ASU No. 2011-12 which defers the effective date of the requirement in ASU 2011-05 to present items that are reclassified from accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  ASU 2011-05 was effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The effect of applying this standard is reflected in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity.

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

Transfers and Servicing:  In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.”  ASU 2011-03 removed from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date.  Early adoption was not permitted.  ASU 2011-03 did not have an impact on the Company’s financial condition, results of operations, or disclosures.

Note 3.                      Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury and Federal agencies securities	$355,419	$10,797	$(129)	$366,087
U.S. States and political subdivisions securities	101,634	6,231	(561)	107,304
Mortgage-backed securities — Federal agencies	321,297	11,749	(38)	333,008
Corporate debt securities	36,123	456	(314)	36,265
Foreign government and other securities	4,483	36	(1)	4,518
Total debt securities	818,956	29,269	(1,043)	847,182
Marketable equity securities	2,367	3,158	(3)	5,522
Total investment securities available-for-sale	$821,323	$32,427	$(1,046)	$852,704

December 31, 2011
U.S. Treasury and Federal agencies securities	$390,819	$10,356	$(50)	$401,125
U.S. States and political subdivisions securities	101,587	6,433	(660)	107,360
Mortgage-backed securities — Federal agencies	317,392	11,565	(9)	328,948
Corporate debt securities	36,349	325	(364)	36,310
Foreign government and other securities	4,690	24	(1)	4,713
Total debt securities	850,837	28,703	(1,084)	878,456
Marketable equity securities	2,367	2,673	(496)	4,544
Total investment securities available-for-sale	$853,204	$31,376	$(1,580)	$883,000

At June 30, 2012 and December 31, 2011, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at June 30, 2012 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$26,723	$27,027
Due after one year through five years	357,768	367,241
Due after five years through ten years	105,227	112,429
Due after ten years	7,941	7,477
Mortgage-backed securities	321,297	333,008
Total debt securities available-for-sale	$818,956	$847,182

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  There were no other-than-temporary-impairment (OTTI) write-downs in 2012 or 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross realized gains	$—	$1,153	$275	$1,598
Gross realized losses	—	—	—	(238)
Net realized gains (losses)	$—	$1,153	$275	$1,360

The following table summarizes gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
U.S. Treasury and Federal agencies securities	$35,531	$(129)	$—	$—	$35,531	$(129)
U.S. States and political subdivisions securities	7,948	(82)	3,321	(479)	11,269	(561)
Mortgage-backed securities - Federal agencies	3,511	(27)	16,279	(11)	19,790	(38)
Corporate debt securities	4,938	(63)	8,467	(251)	13,405	(314)
Foreign government and other securities	99	(1)	—	—	99	(1)
Total debt securities	52,027	(302)	28,067	(741)	80,094	(1,043)
Marketable equity securities	1	—	4	(3)	5	(3)
Total investment securities available-for-sale	$52,028	$(302)	$28,071	$(744)	$80,099	$(1,046)

December 31, 2011
U.S. Treasury and Federal agencies securities	$42,536	$(50)	$—	$—	$42,536	$(50)
U.S. States and political subdivisions securities	423	(9)	5,149	(651)	5,572	(660)
Mortgage-backed securities - Federal agencies	5,071	(1)	13,099	(8)	18,170	(9)
Corporate debt securities	4,858	(142)	8,579	(222)	13,437	(364)
Foreign government and other securities	1,011	(1)	—	—	1,011	(1)
Total debt securities	53,899	(203)	26,827	(881)	80,726	(1,084)
Marketable equity securities	622	(492)	4	(4)	626	(496)
Total investment securities available-for-sale	$54,521	$(695)	$26,831	$(885)	$81,352	$(1,580)

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

At June 30, 2012, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses on debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  The Company does not believe any of the securities are impaired due to reasons of credit quality.

The unrealized losses on marketable equity securities relate primarily to one common stock investment.  The Company evaluated the investments’ near term prospects in relation to the severity and duration of the impairment. Based on the evaluation and the intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investment other-than-temporarily impaired at June 30, 2012.  Accordingly, as of June 30, 2012, the Company believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated statements of income.

At June 30, 2012 and December 31, 2011, investment securities with carrying values of $241.92 million and $250.36 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2012
Commercial and agricultural loans	$525,020	$30,966	$555,986
Auto, light truck and environmental equipment	503,588	4,905	508,493
Medium and heavy duty truck	168,355	3,950	172,305
Aircraft financing	630,708	31,476	662,184
Construction equipment financing	261,218	19,497	280,715
Commercial real estate	489,123	54,569	543,692
Total	$2,578,012	$145,363	$2,723,375

December 31, 2011
Commercial and agricultural loans	$513,011	$32,559	$545,570
Auto, light truck and environmental equipment	432,288	3,677	435,965
Medium and heavy duty truck	154,261	5,535	159,796
Aircraft financing	580,004	40,778	620,782
Construction equipment financing	239,643	21,561	261,204
Commercial real estate	487,576	57,881	545,457
Total	$2,406,783	$161,991	$2,568,774

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity.  The table below presents the recorded investment in residential real estate and consumer loans by performing or nonperforming status.  Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2012
Residential real estate	$437,922	$3,665	$441,587
Consumer	104,050	1,580	105,630
Total	$541,972	$5,245	$547,217

December 31, 2011
Residential real estate	$418,810	$4,796	$423,606
Consumer	97,857	306	98,163
Total	$516,667	$5,102	$521,769

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
June 30, 2012
Commercial and agricultural loans	$545,280	$860	$33	$—	$546,173	$9,813	$555,986
Auto, light truck and environmental equipment	504,535	337	240	—	505,112	3,381	508,493
Medium and heavy duty truck	171,402	108	—	—	171,510	795	172,305
Aircraft financing	654,194	1,297	256	—	655,747	6,437	662,184
Construction equipment financing	272,959	2,130	319	—	275,408	5,307	280,715
Commercial real estate	528,392	61	—	—	528,453	15,239	543,692
Residential real estate	434,759	2,529	634	346	438,268	3,319	441,587
Consumer	103,152	731	167	94	104,144	1,486	105,630
Total	$3,214,673	$8,053	$1,649	$440	$3,224,815	$45,777	$3,270,592

December 31, 2011
Commercial and agricultural loans	$534,053	$550	$1	$—	$534,604	$10,966	$545,570
Auto, light truck and environmental equipment	433,048	674	241	—	433,963	2,002	435,965
Medium and heavy duty truck	158,192	5	—	—	158,197	1,599	159,796
Aircraft financing	608,032	224	—	—	608,256	12,526	620,782
Construction equipment financing	256,691	376	—	—	257,067	4,137	261,204
Commercial real estate	522,883	2,005	—	—	524,888	20,569	545,457
Residential real estate	415,177	2,894	739	416	419,226	4,380	423,606
Consumer	96,824	762	271	45	97,902	261	98,163
Total	$3,024,900	$7,490	$1,252	$461	$3,034,103	$56,440	$3,090,543

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
June 30, 2012
With no related allowance recorded:
Commercial and agricultural loans	$2,067	$2,067	$—
Auto, light truck and environmental equipment	333	333	—
Medium and heavy duty truck	787	787	—
Aircraft financing	4,333	4,333	—
Construction equipment financing	5,022	5,022	—
Commercial real estate	20,705	20,705	—
Residential real estate	106	106	—
Consumer loans	—	—	—
Total with no related allowance recorded	33,353	33,353	—
With an allowance recorded:
Commercial and agricultural loans	6,879	6,879	1,073
Auto, light truck and environmental equipment	2,310	2,310	500
Medium and heavy duty truck	—	—	—
Aircraft financing	1,975	1,975	688
Construction equipment financing	—	—	—
Commercial real estate	2,830	2,830	19
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	13,994	13,994	2,280
Total impaired loans	$47,347	$47,347	$2,280

December 31, 2011
With no related allowance recorded:
Commercial and agricultural loans	$2,002	$2,002	$—
Auto, light truck and environmental equipment	770	770	—
Medium and heavy duty truck	959	959	—
Aircraft financing	11,206	11,206	—
Construction equipment financing	3,949	3,949	—
Commercial real estate	17,088	17,091	—
Residential real estate	—	—
Consumer loans	211	210
Total with no related allowance recorded	36,185	36,187	—
With an allowance recorded:
Commercial and agricultural loans	8,406	8,406	1,461
Auto, light truck and environmental equipment	113	113	35
Medium and heavy duty truck	645	645	165
Aircraft financing	1,118	1,118	534
Construction equipment financing	—	—	—
Commercial real estate	6,029	6,029	294
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	16,311	16,311	2,489
Total impaired loans	$52,496	$52,498	$2,489

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$9,219	$2	$11,342	$114	$9,606	$10	$12,156	$230
Auto, light truck and environmental equipment	3,251	—	1,774	—	2,421	7	2,005	1
Medium and heavy duty truck	940	1	4,350	1	1,158	1	4,580	3
Aircraft financing	8,126	—	17,070	6	10,197	—	16,673	15
Construction equipment financing	5,019	1	6,289	8	4,342	5	7,300	16
Commercial real estate	23,006	115	30,448	49	22,116	164	30,156	114
Residential real estate	106	2	—	—	71	2	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$49,667	$121	$71,273	$178	$49,911	$189	$72,870	$379

Performing loans and leases classified as troubled debt restructuring (TDR) during the three and six months ended June 30, 2012, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonperforming assets.  During 2012, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions.  The modifications did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates.  Consequently, the financial impact of the modifications is immaterial.

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial and agricultural loans	—	$—	—	$—
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	1	7,014	1	7,014
Residential real estate	—	—	1	106
Consumer	—	—	—	—
Total	1	$7,014	2	$7,120

There were no troubled debt restructured loans and leases which had payment defaults within twelve months following modification during the three and six months ended June 30, 2012.  Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

As of June 30, 2012 and December 31, 2011, the Company had $9.24 million and $3.29 million, respectively of performing loans and leases classified as troubled debt restructurings.

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

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2012 and 2011 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
June 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$12,525	$9,769	$3,667	$28,598	$6,851	$16,326	$3,378	$1,280	$82,394
Charge-offs	126	867	—	—	—	109	32	539	1,673
Recoveries	68	75	1	196	50	45	2	86	523
Net charge-offs (recoveries)	58	792	(1)	(196)	(50)	64	30	453	1,150
Provision (recovery of provision)	610	1,323	(50)	1,077	(571)	(1,090)	173	583	2,055
Balance, end of period	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299
Ending balance: individually evaluated for impairment	$1,073	$500	$—	$688	$—	$19	$—	$—	$2,280
Ending balance: collectively evaluated for impairment	$12,004	$9,800	$3,618	$29,183	$6,330	$15,153	$3,521	$1,410	$81,019

Financing receivables:
Ending balance	$555,986	$508,493	$172,305	$662,184	$280,715	$543,692	$441,587	$105,630	$3,270,592
Ending balance: individually evaluated for impairment	$8,946	$2,643	$787	$6,308	$5,022	$23,535	$106	$—	$47,347
Ending balance: collectively evaluated for impairment	$547,040	$505,850	$171,518	$655,876	$275,693	$520,157	$441,481	$105,630	$3,223,245

June 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$16,305	$7,924	$5,065	$30,903	$6,798	$15,535	$2,542	$1,088	$86,160
Charge-offs	535	257	—	530	268	1,234	120	257	3,201
Recoveries	1,492	25	—	90	63	181	31	102	1,984
Net charge-offs (recoveries)	(957)	232	—	440	205	1,053	89	155	1,217
Provision (recovery of provision)	(448)	1,349	(481)	(1,902)	209	918	204	218	67
Balance, end of period	$16,814	$9,041	$4,584	$28,561	$6,802	$15,400	$2,657	$1,151	$85,010
Ending balance: individually evaluated for impairment	$3,051	$105	$172	$817	$20	$639	$—	$—	$4,804
Ending balance: collectively evaluated for impairment	$13,763	$8,936	$4,412	$27,744	$6,782	$14,761	$2,657	$1,151	$80,206

Financing receivables:
Ending balance	$551,820	$473,925	$155,423	$607,567	$274,968	$568,226	$390,389	$95,839	$3,118,157
Ending balance: individually evaluated for impairment	$10,248	$1,833	$4,233	$16,946	$4,232	$28,797	$—	$—	$66,289
Ending balance: collectively evaluated for impairment	$541,572	$472,092	$151,190	$590,621	$270,736	$539,429	$390,389	$95,839	$3,051,868

Changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2012 and 2011 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
June 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	272	2,900	—	139	119	142	73	795	4,440
Recoveries	164	858	22	321	84	79	34	224	1,786
Net charge-offs (recoveries)	108	2,042	(22)	(182)	35	63	39	571	2,654
Provision (recovery of provision)	94	3,873	(146)	1,063	70	(1,537)	198	694	4,309
Balance, end of period	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299
Ending balance: individually evaluated for impairment	$1,073	$500	$—	$688	$—	$19	$—	$—	$2,280
Ending balance: collectively evaluated for impairment	$12,004	$9,800	$3,618	$29,183	$6,330	$15,153	$3,521	$1,410	$81,019

Financing receivables:
Ending balance	$555,986	$508,493	$172,305	$662,184	$280,715	$543,692	$441,587	$105,630	$3,270,592
Ending balance: individually evaluated for impairment	$8,946	$2,643	$787	$6,308	$5,022	$23,535	$106	$—	$47,347
Ending balance: collectively evaluated for impairment	$547,040	$505,850	$171,518	$655,876	$275,693	$520,157	$441,481	$105,630	$3,223,245

June 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	957	325	—	1,628	853	2,465	154	852	7,234
Recoveries	1,616	70	1	764	98	286	34	236	3,105
Net charge-offs (recoveries)	(659)	255	(1)	864	755	2,179	120	616	4,129
Provision (recovery of provision)	(4,389)	1,754	(1,185)	(386)	(882)	6,402	259	692	2,265
Balance, end of period	$16,814	$9,041	$4,584	$28,561	$6,802	$15,400	$2,657	$1,151	$85,010
Ending balance: individually evaluated for impairment	$3,051	$105	$172	$817	$20	$639	$—	$—	$4,804
Ending balance: collectively evaluated for impairment	$13,763	$8,936	$4,412	$27,744	$6,782	$14,761	$2,657	$1,151	$80,206

Financing receivables:
Ending balance	$551,820	$473,925	$155,423	$607,567	$274,968	$568,226	$390,389	$95,839	$3,118,157
Ending balance: individually evaluated for impairment	$10,248	$1,833	$4,233	$16,946	$4,232	$28,797	$—	$—	$66,289
Ending balance: collectively evaluated for impairment	$541,572	$472,092	$151,190	$590,621	$270,736	$539,429	$390,389	$95,839	$3,051,868

Note 6.       Mortgage Servicing Assets

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the fair value.  The unpaid principal balance of residential mortgage loans serviced for third parties was $956.04 million and $995.09 million at June 30, 2012 and December 31, 2011, respectively.

Mortgage servicing assets are evaluated for impairment.  For purposes of impairment measurement, mortgage servicing assets are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type .  If temporary impairment exists within a tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value.  If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Mortgage servicing assets:
Balance at beginning of period	$5,248	$6,968	$5,610	$7,556
Additions	572	175	902	321
Amortization	(836)	(724)	(1,528)	(1,458)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,984	6,419	4,984	6,419

Valuation allowance:
Balance at beginning of period	(4)	(5)	(238)	—
Impairment (charges) recoveries	(87)	(11)	147	(16)
Balance at end of period	$(91)	$(16)	$(91)	$(16)
Net carrying value of mortgage servicing assets at end of period	$4,893	$6,403	$4,893	$6,403
Fair value of mortgage servicing assets at end of period	$5,622	$10,241	$5,622	$10,241

During the six months ended June 30, 2012 and 2011, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance.  At June 30, 2012 and 2011, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $0.73 million and $3.84 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.88 million and $1.03 million for the three months ended June 30, 2012 and 2011, respectively.  Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.82 million and $2.05 million for the six months ended June 30, 2012 and 2011, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

The Bank issues letters of credit which are conditional commitments that guarantee the performance of a client to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients.  Standby letters of credit totaled $15.67 million and $14.66 million at June 30, 2012 and December 31, 2011, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

On December 28, 2010, the Company entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage for $1.95 million.  Although the City of South Bend took possession of the parking garage on that date, the proceeds were placed in an escrow account.  Under the terms of the agreement, receipt of the proceeds from the escrow is contingent upon the Company investing $5.40 million into its properties within the City of South Bend by December 31, 2013.  The Company intends to fulfill that commitment and expects to receive the proceeds from escrow within the next twelve months.  As of June 30, 2011, the parking garage asset was classified as held for sale and included in accrued income and other assets on the Statement of Financial Condition.

Note 8.        Derivative Financial Instruments

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments.  See Note 7 for further information.

The Company has certain interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate.  Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

At June 30, 2012 and December 31, 2011, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	classification	value	classification	value
June 30, 2012
Interest rate swap contracts	$452,646	Other assets	$17,230	Other liabilities	$17,600
Loan commitments	57,690	Mortgages held for sale	330	N/A	—
Forward contracts	45,500	N/A	—	Mortgages held for sale	316
Total	$555,836		$17,560		$17,916

December 31, 2011
Interest rate swap contracts	$453,428	Other assets	$17,496	Other liabilities	$17,945
Loan commitments	38,209	Mortgages held for sale	189	N/A	—
Forward contracts	21,247	N/A	—	Mortgages held for sale	218
Total	$512,884		$17,685		$18,163

For the three and six months ended June 30, 2012 and 2011, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended		Six Months Ended
	Statement of	June 30,		June 30,
(Dollars in thousands)	Income classification	2012	2011	2012	2011
Interest rate swap contracts	Other expense	$4	$(185)	$79	$(183)
Interest rate swap contracts	Other income	214	142	253	169
Loan commitments	Mortgage banking income	(72)	8	141	49
Forward contracts	Mortgage banking income	(374)	34	(98)	(459)
Total		$(228)	$(1)	$375	$(424)

Note 9.        Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  Stock options of 27,500 were considered antidilutive as of June 30, 2011.  No stock options were considered antidilutive as of June 30, 2012.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands - except per share amounts)	2012	2011	2012	2011
Distributed earnings allocated to common stock	$3,881	$3,888	$7,772	$7,776
Undistributed earnings allocated to common stock	8,515	10,807	16,166	17,419
Net earnings allocated to common stock	12,396	14,695	23,938	25,195
Net earnings allocated to participating securities	171	170	344	278
Net income allocated to common stock and participating securities	$12,567	$14,865	$24,282	$25,473

Weighted average shares outstanding for basic earnings per common share	24,263,881	24,254,334	24,261,649	24,262,803
Dilutive effect of stock compensation	10,017	9,262	10,774	8,724
Weighted average shares outstanding for diluted earnings per common share	24,273,898	24,263,596	24,272,423	24,271,527

Basic earnings per common share	$0.51	$0.61	$0.99	$1.04
Diluted earnings per common share	$0.51	$0.61	$0.99	$1.04

Note 10.     Stock-Based Compensation

As of June 30, 2012, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.  These plans include the 2001 Stock Option Plan, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but no grants had been made through June 30, 2012.

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value.  For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date.  For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model.  For all awards the Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, for which the Company uses the related vesting term.  The Company estimates forfeiture rates based on historical employee option exercise and employee termination experience.  The Company has identified separate groups of award recipients that exhibit similar option exercise behavior and employee termination experience and have considered them as separate groups in the valuation models and expense estimates.

The stock-based compensation expense recognized in the condensed consolidated statement of income for the six months ended June 30, 2012 and 2011 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the second quarter of 2012 (June 29, 2012) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2012.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was zero and $4 thousand, net of tax, for the six months ended June 30, 2012 and 2011, respectively.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)
Options outstanding, beginning of year	22,000	$12.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at June 30, 2012	22,000	$12.04	0.81	$232

Vested and expected to vest at June 30, 2012	22,000	$12.04	0.81	$232
Exercisable at June 30, 2012	22,000	$12.04	0.81	$232

As of June 30, 2012, there was $7.29 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.53 years.

Note 11.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.88 million at June 30, 2012 and $1.67 million at December 31, 2011.  Interest and penalties were recognized through the income tax provision.  For the six months ended June 30, 2012 and 2011, the Company recognized approximately $(0.04) million and $(0.07) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.53 million and $0.57 million were accrued at June 30, 2012 and December 31, 2011, respectively.

Tax years that remain open and subject to audit include the federal 2008-2011 years and the Indiana 2008-2011 years.  The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 12.     Fair Value Measurements

The Company records certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments, and for disclosure purposes.  The Company uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value.  In the absence of quoted market prices, various valuation techniques are utilized to measure fair value.  When possible, observable market data for identical or similar financial instruments is used in the valuation.  When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

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

The Company elected fair value accounting for mortgages held for sale.  The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At June 30, 2012 and December 31, 2011, all mortgages held for sale are carried at fair value.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
June 30, 2012
Mortgages held for sale reported at fair value	$17,837	$17,162	$675	(1)

December 31, 2011
Mortgages held for sale reported at fair value	$12,644	$12,265	$379	(1)

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

Financial Instruments on Recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment securities available for sale are valued primarily by a third party pricing agent.  Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed by the Company for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In general, the Company’s investment securities do not possess a complex structure that could introduce greater valuation risk.  The portfolio mainly consists of traditional investments including U.S. Treasury and Federal agencies securities, federal agency mortgage pass-through securities, and general obligation and revenue municipal bonds.  Pricing for such instruments is fairly generic and is easily obtained.  On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third party sources for a material portion of the portfolio.

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

The table below presents the balance of assets and liabilities at June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,349	$345,738	$—	$366,087
U.S. States and political subdivisions securities	—	99,161	8,143	107,304
Mortgage-backed securities — Federal agencies	—	333,008	—	333,008
Corporate debt securities	—	36,265	—	36,265
Foreign government and other securities	—	4,518	—	4,518
Total debt securities	20,349	818,690	8,143	847,182
Marketable equity securities	5,522	—	—	5,522
Total investment securities available-for-sale	25,871	818,690	8,143	852,704
Trading account securities	138	—	—	138
Mortgages held for sale	—	17,837	—	17,837
Accrued income and other assets (Interest rate swap agreements)	—	17,230	—	17,230
Total	$26,009	$853,757	$8,143	$887,909

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$17,600	$—	$17,600
Total	$—	$17,600	$—	$17,600

December 31, 2011
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,016	$381,109	$—	$401,125
U.S. States and political subdivisions securities	—	96,867	10,493	107,360
Mortgage-backed securities — Federal agencies	—	328,948	—	328,948
Corporate debt securities	—	36,310	—	36,310
Foreign government and other securities	—	4,038	675	4,713
Total debt securities	20,016	847,272	11,168	878,456
Marketable equity securities	4,403	141	—	4,544
Total investment securities available-for-sale	24,419	847,413	11,168	883,000
Trading account securities	132	—	—	132
Mortgages held for sale	—	12,644	—	12,644
Accrued income and other assets (Interest rate swap agreements)	—	17,496	—	17,496
Total	$24,551	$877,553	$11,168	$913,272

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$17,945	$—	$17,945
Total	$—	$17,945	$—	$17,945

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2012 and 2011 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available- for-sale
Beginning balance April 1, 2012	$9,934	$—	$9,934
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	209	—	209
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Maturities	(2,000)	—	(2,000)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2012	$8,143	$—	$8,143

Beginning balance April 1, 2011	$16,538	$675	$17,213
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	317	—	317
Purchases	—	100	100
Issuances	—	—	—
Settlements	—	—	—
Maturities	(4,400)	(100)	(4,500)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2011	$12,455	$675	$13,130

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2012 or 2011.  No transfers between levels occurred during the three months ended June 30, 2012.  One transfer between levels occurred during the six months ended June 30, 2012.  No transfers between Level 1 and 2 occurred during the period ended June 30, 2012.  A foreign government debt security was transferred from Level 3 to Level 2 as of March 31, 2012 due to the Company’s periodic review of valuation methodologies and inputs.  The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2012.

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Inputs	Range of Inputs
Investment securities available-for sale
Adjustable rate securities	$3,321	Discounted cash flows	Illiquidity adjustment	4% - 8%
			Term assumption (1)	5 years
			Coupon forecast assumption	0.47% - 0.62%

Tax anticipation warrants	4,822	Discounted cash flows	Credit spread assumption	1.27% - 2.34%

Total investment securities available-for-sale	$8,143

(1) Term assumption is influenced by security call history

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement can be significant.  The significant unobservable inputs for Adjustable Rate Securities are illiquidity, term and coupon forecast assumptions.  The illiquidity adjustment is negatively correlated to the fair value measure.  An increase (decrease) in the determined illiquidity adjustment will lower (increase) the fair value measure.  The term assumption is negatively correlated to the fair value measure.  An increase (decrease) in the determined term adjustment will decrease (increase) the fair value measure.  The coupon forecast is positively correlated to the fair value measure.  An increase (decrease) in the determined coupon forecast will increase (decrease) the fair value measure.  A permutation that includes a change in the coupon forecast with a change in either or both of the two variables will mitigate the significance of the change to the fair value measure.  The significant unobservable input for Tax Anticipation Warrants is the underlying market level used to determine the fair value measure.  An increase (decrease) in the estimated yield level of the market will decrease (increase) the fair value measure of the securities

Financial Instruments on Non-recurring Basis:

The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.

The Credit Policy Committee, a management committee, is responsible for overseeing the valuation processes and procedures for Level 3 measurements of impaired loans, other real estate and repossessions.  The Committee reviews these assets on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues.  The Committee establishes discounts based on asset type and valuation source; deviations from the standard are documented.  The discounts are reviewed periodically, annually at a minimum, to determine they remain appropriate.  Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets.  The Loan and Funds Management Committee of the Board of Directors is responsible for overseeing the Credit Policy Committee.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2012:  impaired loans - $0.91 million; partnership investments — $(0.02) million; mortgage servicing rights - $0.09 million; repossessions - $0.08 million, and other real estate - $0.03 million.

The table below presents the carrying value of assets at June 30, 2012 and December 31, 2011 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Impaired loans	$—	$—	$45,068	$45,068
Accrued income and other assets (partnership investments)	—	—	1,938	1,938
Accrued income and other assets (mortgage servicing rights)	—	—	4,893	4,893
Accrued income and other assets (repossessions)	—	—	1,177	1,177
Accrued income and other assets (other real estate)	—	—	8,391	8,391
	$—	$—	$61,467	$61,467

December 31, 2011
Impaired loans	$—	$—	$50,007	$50,007
Accrued income and other assets (partnership investments)	—	—	2,799	2,799
Accrued income and other assets (mortgage servicing rights)	—	—	5,372	5,372
Accrued income and other assets (repossessions)	—	—	6,792	6,792
Accrued income and other assets (other real estate)	—	—	8,755	8,755
	$—	$—	$73,725	$73,725

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$5,851	Discounted cash flows	Probability of default	0% - 50%

	39,217	Collateral based measurements	Discount for lack of marketability	0% - 90%
	45,068

Mortgage servicing rights	5,622	Discounted cash flows	Constant prepayment rate (CPR)	22.6% - 30.8%
			Discount rate	8.5% - 11.4%

Repossessions	1,412	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 69%

Other real estate	10,756	Appraisals	Discount for lack of marketability	0% - 51%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are summarized in the table below.

	Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Cash and due from banks	$88,729	$88,729	$88,729	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,351	1,351	1,351	—	—
Investment securities, available-for-sale	852,704	852,704	25,871	818,690	8,143
Other investments and trading account securities	20,072	20,072	20,072	—	—
Mortgages held for sale	17,837	17,837	—	17,837	—
Loans and leases, net of reserve for loan and lease losses	3,187,293	3,304,080	—	3,258,303	45,777
Cash surrender value of life insurance policies	55,724	55,724	55,724	—	—
Mortgage servicing rights	4,893	5,622	—	—	5,622
Interest rate swaps	17,230	17,230	—	17,230	—
Liabilities:
Deposits	$3,586,017	$3,607,533	$2,425,899	$1,181,634	$—
Short-term borrowings	133,928	133,928	125,397	8,531	—
Long-term debt and mandatorily redeemable securities	65,506	65,926	—	65,926	—
Subordinated notes	89,692	111,264	—	111,264	—
Interest rate swaps	17,600	17,600	—	17,600	—
Off-balance-sheet instruments *	—	144	—	144	—

December 31, 2011
Assets:
Cash and due from banks	$61,406	$61,406
Federal funds sold and interest bearing deposits with other banks	52,921	52,921
Investment securities, available-for-sale	883,000	883,000
Other investments and trading account securities	19,106	19,106
Mortgages held for sale	12,644	12,644
Loans and leases, net of reserve for loan and lease losses	3,008,899	3,125,581
Cash surrender value of life insurance policies	54,729	54,729
Mortgage servicing rights	5,372	6,725
Interest rate swaps	17,496	17,496
Liabilities:
Deposits	$3,520,141	$3,546,366
Short-term borrowings	125,234	125,234
Long-term debt and mandatorily redeemable securities	37,156	37,865
Subordinated notes	89,692	87,527
Interest rate swaps	17,945	17,945
Off-balance-sheet instruments *	—	131

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2012, as compared to December 31, 2011, and the results of operations for the three and six months ended June 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2011 Annual Report.

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

FINANCIAL CONDITION

Our total assets at June 30, 2012 were $4.49 billion, an increase of $112.51 million or 2.57% from December 31, 2011.  Total loans and leases were $3.27 billion, an increase of $180.05 million or 5.83% from December 31, 2011.  Fed funds sold and interest bearing deposits with other banks were $1.35 million, a decrease of $51.57 million or 97.45% from December 31, 2011 as a result of funding loan growth.  Total investment securities, available for sale were $852.70 million which represented a decrease of $30.30 million or 3.43% and total deposits were $3.59 billion, an increase of $65.88 million or 1.87% over the comparable figures at the end of 2011.

Nonperforming assets at June 30, 2012 were $55.79 million, which was a decrease of $16.68 million or 23.02% from the $72.48 million reported at December 31, 2011.  At June 30, 2012 and December 31, 2011, nonperforming assets were 1.67% and 2.28%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Accrued income and other assets:
Bank owned life insurance cash surrender value	$55,724	$54,729
Accrued interest receivable	13,938	13,626
Mortgage servicing assets	4,893	5,372
Other real estate	7,257	7,621
Former bank premises held for sale	1,134	1,134
Repossessions	1,177	6,792
All other assets	47,256	49,738
Total accrued income and other assets	$131,379	$139,012

CAPITAL

As of June 30, 2012, total shareholders’ equity was $542.26 million, up $18.35 million or 3.50% from the $523.92 million at December 31, 2011.  In addition to net income of $24.28 million, other significant changes in shareholders’ equity during the first six months of 2012 included $7.84 million of dividends paid.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $19.39 million at June 30, 2012, compared to $18.51 million at December 31, 2011.  The increase in accumulated other comprehensive income/(loss) during 2012 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 12.09% as of June 30, 2012, compared to 11.98% at December 31, 2011.  Book value per common share rose to $22.34 at June 30, 2012, from $21.64 at December 31, 2011.

We declared and paid dividends per common share of $0.16 during the second quarter of 2012.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 33.51%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2012, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$567,341	16.23%	$279,718	8.00%	$349,647	10.00%
1st Source Bank	551,589	15.81	279,034	8.00	348,792	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	521,704	14.92	139,859	4.00	209,788	6.00
1st Source Bank	507,199	14.54	139,517	4.00	209,275	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	521,704	11.95	174,604	4.00	218,255	5.00
1st Source Bank	507,199	11.65	174,189	4.00	217,736	5.00

In June 2012 the Board of Governors of the Federal Reserve System (the “Federal Reserve”) proposed rules that would revise the general risk-based capital rules to make them consistent with heightened international capital standards, known as Basel III, as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  Under the proposed rules, banking organizations would be subject to the following capital requirements:

•                  common equity tier 1 capital to total risk-weighted assets of 7.0% (4.5% plus a capital conservation buffer of 2.5%), on a fully phased-in basis;

•                  tier 1 capital to total risk-weighted assets of 6%;

•                  total capital to total risk-weighted assets of 8%; and

•                  tier 1 capital to adjusted average total assets (leverage ratio) of 4%

Capital instruments issued by banking organizations would be subject to a set of strict eligibility criteria that would prohibit, for example, the inclusion in tier 1 capital of instruments that are not perpetual or that permit the accumulation of unpaid dividends or interest.  Trust preferred securities, for example, would be excluded from tier 1 capital, consistent with both Basel III and the Dodd-Frank Act.  The Company has three series of trust preferred securities outstanding, representing an aggregate principal amount of $89.69 million, which would no longer qualify as Tier 1 capital if the proposed rules are adopted as proposed and once they are fully implemented.  If adopted as proposed, the rules would be effective as of January 1, 2013.  Full compliance with most aspects would not be required until January 1, 2019.  Transition periods apply in several areas of the proposed rules, including the gradual phase-out of certain non-qualifying capital instruments like trust preferred securities.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Company, are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank (FHLB) borrowings, Federal Reserve Bank (FRB) borrowings, and the capability to package loans for sale.

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  While at June 30, 2012 there were no such borrwings outstanding, we could borrow approximately $215.00 million for a short time from these banks on a collective basis.  As of June 30, 2012, we had $51.50 million outstanding in FHLB advances and could borrow an additional $144.19 million.  We also had $351.00 million available to borrow from the FRB with no amounts outstanding as of June 30, 2012.

Our loan to asset ratio was 72.90% at June 30, 2012 compared to 70.66% at December 31, 2011 and 71.60% at June 30, 2011.  Cash and cash equivalents totaled $90.08 million at June 30, 2012 compared to $114.33 million at December 31, 2011 and $59.35 million at June 30, 2011.  At June 30, 2012, the consolidated statement of financial condition was rate sensitive by $196.03 million more liabilities than assets scheduled to reprice within one year, or approximately 0.93%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines what financial institutions are required to pledge collateral on a quarterly basis.  We have been informed that no collateral is necessary for our Indiana public fund deposits.  However, the Board of Depositories could alter this requirement in the future.  Our potential liquidity exposure if we must pledge collateral is approximately $533 million.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended June 30, 2012 was $12.57 million and $24.28 million, compared to $14.87 million and $25.47 million for the same periods in 2011.  Diluted net income per common share was $0.51 and $0.99 respectively, for the three and six month periods ended June 30, 2012, compared to $0.61 and $1.04 for the same periods in 2011.  Return on average common shareholders’ equity was 9.10% for the six months ended June 30, 2012, compared to 10.36% in 2011.  The return on total average assets was 1.10% for the six months ended June 30, 2012, compared to 1.16% in 2011.

The decrease in net income for the six months ended June 30, 2012, over the first six months of 2011, was primarily the result of an increase in provision for loan and lease losses.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended June 30, 2012 was $38.50 million, an increase of 0.69% over the same period in 2011.  The net interest margin on a fully taxable equivalent basis was 3.70% for the three months ended June 30, 2012, compared to 3.72% for the three months ended June 30, 2011.  The taxable equivalent net interest income for the six months ended June 30, 2012 was $76.42 million, an increase of 0.82% over 2011, resulting in a net yield of 3.74% compared to a net yield of 3.72% for the same period in 2011.

During the three and six month periods ended June 30, 2012, average earning assets increased $63.22 million or 1.54% and $1.63 million or 0.04% respectively, over the comparable periods in 2011.  Average interest-bearing liabilities decreased $67.73 million or 2.03% and $119.37 million or 3.57% respectively, for the three and six month periods ended June 30, 2012 over the comparable periods one year ago.  The yield on average earning assets decreased 28 basis points to 4.45% for the second quarter of 2012 from 4.73% for the second quarter of 2011.  The yield on average earning assets for the six month period ended June 30, 2012 decreased 23 basis points to 4.50% from 4.73% for the six month period ended June 30, 2011.  The rate earned on assets decreased due to the reduction in short-term market interest rates from a year ago.  Total cost of average interest-bearing liabilities decreased 29 basis points to 0.95% for the second quarter 2012 from 1.24% for the second quarter 2011.  Total cost of average interest-bearing liabilities decreased 26 basis points to 0.98% for the six months ended June 30, 2012, from 1.24% for the six months ended June 30, 2011.  The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 2 basis points and an increase of 2 basis points, respectively for the three and six month periods ended June 30, 2012 from June 30, 2011.

The largest contributor to the decrease in the yield on average earning assets for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was a reduction in yields on net loans and leases of 32 basis points.  Total average investment securities decreased $27.62 million or 3.03% for the second quarter and decreased $47.10 million or 5.04% for the six month period over one year ago.  Average mortgages held for sale increased $13.43 million or 265.23% and $3.16 million or 28.48% respectively, for the three and six month periods ended June 30, 2012, over the comparable periods a year ago.  Average net loans and leases increased $108.94 million or 3.51% for the second quarter of 2012 from the second quarter of 2011and $72.27 million or 2.35% for the six months ended June 30, 2012 compared to the same period in 2011.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $31.54 million or 31.71% and $26.70 million or 29.58% respectively, for the three and six month periods ended June 30, 2012, over the comparable periods a year ago.

Average interest-bearing deposits decreased $86.30 million or 2.81% and $128.21 million or 4.16% respectively, for the second quarter of 2012 and first six months of 2012 over the same periods in 2011.  The effective rate paid on average interest-bearing deposits decreased 30 basis points to 0.77% for the second quarter 2012 compared to 1.07% for the second quarter 2011.  The effective rate paid on average interest-bearing deposits decreased 30 basis points to 0.78% for the first six months of 2012 compared to 1.08% for the first six months of 2011.  The decline in the average cost of interest-bearing deposits during the second quarter and first six months of 2012 as compared to the second quarter and first six months of 2011 was primarily the result of interest rate re-pricing on maturing certificates of deposit.

Average short-term borrowings increased $2.47 million or 1.72% and decreased $5.66 million or 3.87%, respectively for the second quarter of 2012 and the first six months of 2012, compared to the same periods in 2011.  Interest paid on short-term borrowings decreased 8 basis points for the second quarter and the first six months of 2012 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $16.10 million or 49.01% during the second quarter of 2012 as compared to the second quarter of 2011 and increased $14.50 million or 49.74% during the first six months of 2012 as compared to the first six months of 2011.  The increase in long-term borrowings was mainly the result of higher borrowings with the Federal Home Loan Bank.  Interest paid on long-term borrowings decreased 201 basis points for the second quarter and 78 basis points for the first six months of 2012 due to lower effective rates on Federal Home Loan Bank borrowings.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three months ended June 30,						Six months ended June 30,
	2012			2011			2012			2011
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$775,205	$4,334	2.25%	$792,298	$4,912	2.49%	$778,594	$8,661	2.24%	$803,867	$9,394	2.36%
Tax exempt	108,857	1,254	4.63%	119,380	1,501	5.04%	108,301	2,514	4.67%	130,132	3,235	5.01%
Mortgages - held for sale	18,495	160	3.48%	5,064	60	4.75%	14,268	258	3.64%	11,105	239	4.34%
Net loans and leases	3,209,539	40,274	5.05%	3,100,598	41,801	5.41%	3,149,704	80,202	5.12%	3,077,434	83,079	5.44%
Other investments	67,916	231	1.37%	99,451	247	1.00%	63,554	457	1.45%	90,251	490	1.09%

Total Earning Assets	4,180,012	46,253	4.45%	4,116,791	48,521	4.73%	4,114,421	92,092	4.50%	4,112,789	96,437	4.73%

Cash and due from banks	62,382			58,905			60,970			58,808
Reserve for loan and lease losses	(83,071)			(87,594)			(82,766)			(87,927)
Other assets	322,380			338,932			328,557			339,948

Total	$4,481,703			$4,427,034			$4,421,182			$4,423,618

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$2,986,588	$5,704	0.77%	$3,072,890	$8,162	1.07%	$2,950,588	$11,449	0.78%	$3,078,801	$16,517	1.08%
Short-term borrowings	146,016	47	0.13%	143,548	74	0.21%	140,468	100	0.14%	146,124	163	0.22%
Subordinated notes	89,692	1,648	7.39%	89,692	1,648	7.37%	89,692	3,295	7.39%	89,692	3,295	7.41%
Long-term debt and mandatorily redeemable securities	48,954	357	2.93%	32,853	405	4.94%	43,664	828	3.81%	29,160	664	4.59%

Total Interest-Bearing Liabilities	3,271,250	7,756	0.95%	3,338,983	10,289	1.24%	3,224,412	15,672	0.98%	3,343,777	20,639	1.24%

Noninterest-bearing deposits	601,613			524,643			587,959			519,966
Other liabilities	68,510			64,545			72,282			64,090
Shareholders’ equity	540,330			498,863			536,529			495,785

Total	$4,481,703			$4,427,034			$4,421,182			$4,423,618

Net Interest Income		$38,497			$38,232			$76,420			$75,798

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.70%			3.72%			3.74%			3.72%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and six month periods ended June 30, 2012 was $2.06 million and $4.31 million respectively, compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2011 of $0.07 million and $2.27 million respectively.  Net charge-offs of $1.15 million were recorded for the second quarter 2012, compared to $1.22 million for the same quarter a year ago.  Year-to-date net charge-offs of $2.65 million have been recorded in 2012, compared to $4.13 million through June 30, 2011.

On June 30, 2012, 30 day and over loan and lease delinquencies were 0.31% as compared to 0.49% on June 30, 2011.  The decrease in delinquencies was primarily in aircraft, construction equipment and commercial loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.55% as compared to 2.73% one year ago.  A summary of loan and lease loss experience during the three and six months ended June 30, 2012 and 2011 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of June 30, 2012 and December 31, 2011 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011
Loans and leases past due 90 days or more	$439	$460	$337
Nonaccrual loans and leases	45,777	56,440	64,920
Other real estate	7,257	7,621	7,878
Former bank premises held for sale	1,134	1,134	1,580
Repossessions	1,177	6,792	1,302
Equipment owned under operating leases	9	29	474
Total nonperforming assets	$55,793	$72,476	$76,491

Nonperforming assets as a percentage of total loans and leases were 1.67% at June 30, 2012, 2.28% at December 31, 2011, and 2.39% at June 30, 2011.  Nonperforming assets totaled $55.79 million at June 30, 2012, a decrease of 23.02% from the $72.48 million reported at December 31, 2011, and a 27.06% decrease from the $76.49 million reported at June 30, 2011.  The decrease during the first six months of 2012 compared to the same period in 2011 was primarily related to decreases in nonaccrual loans and leases as the economy slowly improves.

The decrease in nonaccrual loans and leases at June 30, 2012 from June 30, 2011 occurred primarily in the commercial real estate, aircraft, and medium and heavy duty truck portfolios offset by an increase in commercial loans.  The largest dollar decreases at June 30, 2012 from December 31, 2011 occurred in the commercial real estate and aircraft portfolios.  A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2012 and December 31, 2011 is located in Note 4 of the Consolidated Financial Statements.

As of June 30, 2012, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $15.88 million which were comprised of $14.29 million secured by commercial real estate and included in loans secured by real estate and $1.59 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values have been declining since 2010, increasing the risk in aircraft secured transactions.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.  Other real estate decreased slightly over the past year due to sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of aircraft at June 30, 2012.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011
Commercial and agricultural loans	$—	$—	$204
Auto, light truck and environmental equipment	9	222	214
Medium and heavy duty truck	—	—	—
Aircraft financing	1,165	6,490	716
Construction equipment financing	—	—	157
Commercial real estate	6,253	6,634	7,019
Residential real estate	1,004	1,020	859
Consumer loans	3	47	11
Total	$8,434	$14,413	$9,180

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $239.59 million and $216.93 million as of June 30, 2012 and December 31, 2011, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $167.43 million and $39.29 million as of June 30, 2012, respectively, compared to $149.21 million and $41.27 million as of December 31, 2011, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended June 30, 2012 and 2011 was $19.79 million and $21.42 million, respectively.  Noninterest income for the six month period ended June 30, 2012 and 2011 was $40.31 million and $40.38 million, respectively.  Details of noninterest income follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Noninterest income:
Trust fees	$4,379	$4,411	$8,352	$8,403
Service charges on deposit accounts	4,815	4,638	9,320	8,874
Mortgage banking income	1,502	835	3,444	1,279
Insurance commissions	1,211	1,062	2,568	2,204
Equipment rental income	4,666	6,009	10,016	12,047
Other income	3,209	3,327	6,210	6,298
Investment securities and other investment gains	8	1,142	403	1,272
Total noninterest income	$19,790	$21,424	$40,313	$40,377

Noninterest income decreased $1.63 million or 7.63% for the second quarter and was flat for year-to-date 2012 as compared to the same periods in 2011.

Trust fees decreased slightly for the three and six months ended June 30, 2012 over the three and six month period ended June 30, 2011.

Service charges on deposit accounts increased $0.18 million or 3.82% and $0.45 million or 5.03% for the three and six months ended June 30, 2012 over the comparable periods one year ago.  The improvement in service charges on deposit accounts reflects higher debit card income.

Mortgage banking income increased $0.67 million or 79.88% in the second quarter of 2012 as compared to the second quarter of 2011.  Mortgage banking income increased $2.17 million or 169.27% during the first six months of 2012 versus the first six months of 2011.  This positive variance was caused by increased gains on loan sales due to higher production volumes and improved margins in 2012.

Insurance commissions improved $0.15 million or 14.03% and $0.36 million or 16.52% in the three and six months ended June 30, 2012 over the same periods a year ago.  The increase was due to the acquisition of a book of business of a benefits agency in January 2012.

Equipment rental income declined $1.34 million or 22.35% in the second quarter of 2012 compared to the second quarter 2011.  Equipment rental income declined $2.03 million or 16.86% for year-to-date 2012 compared to the same period in 2011.  The average equipment rental portfolio decreased 15.23% in 2012 over the same period in 2011 resulting in lower rental income.  In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.

Other income was relatively flat for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011.

The decrease in investment securities and other investment gains of $1.13 million or 99.30% and $0.87 million or 68.32% in the three and six months ended June 30, 2012 over the comparable periods one year ago was primarily due to gains on sale of agency securities in 2011 which were not present in 2012.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended June 30, 2012 and 2011 was $36.58 million and $35.94 million, respectively.  Noninterest expense for the six month period ended June 30, 2012 and 2011 was $74.63 million and $74.42 million, respectively.  Details of noninterest expense follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Noninterest expense:
Salaries and employee benefits	$20,370	$19,135	$40,686	$37,773
Net occupancy expense	1,848	2,051	4,008	4,371
Furniture and equipment expense	3,831	3,561	7,338	6,910
Depreciation - leased equipment	3,803	4,795	8,114	9,600
Professional fees	1,449	1,080	2,847	2,176
Supplies and communication	1,385	1,316	2,778	2,710
Business development and marketing expense	1,050	864	1,917	1,486
Intangible asset amortization	340	325	692	650
Loan and lease collection and repossession expense	979	1,500	2,480	2,824
FDIC and other insurance	854	958	1,803	2,634
Other expense	669	358	1,963	3,285
Total noninterest expense	$36,578	$35,943	$74,626	$74,419

Noninterest expense increased $0.64 million or 1.77% for the second quarter and $0.21 million or 0.28% for year-to-date 2012 as compared to the same periods in 2011.  Supplies and communication and intangible asset amortization changed slightly in 2012 over the same periods in 2011.

Salaries and employee benefits increased $1.24 million or 6.45% and $2.91 million or 7.71% in the three and six months ended June 30, 2012 respectively, versus the three and six months ended June 30, 2011.  Salaries were higher mainly due to increased base salaries and commission expense.  Benefits increased primarily due to higher group insurance costs.

Net occupancy expense was lower by $0.20 million or 9.90% for the second quarter of 2012 and $0.36 million or 8.30% for year-to-date 2012 compared to the same periods one year ago.  The decline was primarily a result of reduced real estate taxes, utility costs and repair costs.

Furniture and equipment expense increased $0.27 million or 7.58% and 0.43 million or 6.19% for the three and six months ended June 30, 2012, respectively versus the three and six months ended June 30, 2011.  Furniture and equipment expense was higher mainly due to increased equipment depreciation, computer processing charges and software maintenance costs offset by lower aircraft maintenance expense.

During the second quarter and first six months of 2012, depreciation on leased equipment decreased $0.99 million or 20.69% and $1.49 million or 15.48% respectively, in conjunction with the decrease in equipment rental income as compared to the same periods one year ago.

Professional fees increased $0.37 million or 34.17% and $0.67 million or 30.84% for the three and six month periods ended June 30, 2012 respectively, as compared to the three and six month periods ended June 30, 2011.  The increase in professional fees in 2012 was primarily the result of higher consulting fees.

Business development and marketing increased $0.19 million or 21.53% for the three months ended June 30, 2012 versus the three months ended June 30, 2011 and $0.43 million or 29.00% for the six months ended June 30, 2012 versus the six months ended June 30, 2011.  The higher expense was primarily due to increased marketing promotions.

Loan and lease collection and repossession expense declined $0.52 million or 34.73% and $0.34 million or 12.18% in the second quarter and first six months of 2012, respectively as compared to the same periods in 2011 mainly due to lower collection activity in 2012 compared to 2011.

FDIC and other insurance expense decreased $0.10 million or 10.86% and $0.83 million or 31.55% for the three and six months ended June 30, 2012, respectively compared to the three and six months ended June 30, 2011.  The lower premium expense in 2012 was a result of a new assessment base and rates imposed by the FDIC.

Other expenses increased $0.31 million or 86.87% in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to a gain on sale of the corporate aircraft in second quarter 2011 which was not present in 2012 and offset by a lower provision on unfunded loan commitments in 2012.  Other expense decreased $1.32 million or 40.24% for the six months ended June 30, 2012 over the same period one year ago mainly due to a lower provision on unfunded loan commitments in 2012 and offset by the gain on sale of the corporate aircraft in second quarter 2011 which was not present in 2012.

INCOME TAXES

The provision for income taxes for the three and six month periods ended June 30, 2012 was $6.57 million and $12.46 million, respectively compared to $8.13 million and $12.66 million for the same periods in 2011.  The effective tax rates were 34.31% and 35.36% for the second quarter ended June 30, 2012 and 2011, respectively and 33.90% and 33.21% for the six months ended June 30, 2012 and 2011, respectively.  The effective tax rates are lower in the second quarter 2012 due to lower pretax income in relationship to tax exempt income.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2011.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                          Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

We received notice in April 2011 that the United States Department of Justice had initiated an investigation of 1st Source prompted by pricing practices of certain brokers from whom we purchased mortgages in prior years that were originated by them.  The investigation was pursuant to the Equal Credit Opportunity Act and Fair Housing Act.  As previously disclosed, we ended our relationships with third-party mortgage brokers in 2010.

On July 17, 2012, we received notice from the Department of Justice that it had completed its review and determined that the circumstances of the matter do not require enforcement action by the Department at this time. The Department’s action is not a determination on the merits and the file has been returned to the Federal Reserve for administrative enforcement.

We do not expect that the outcome of any administrative enforcement would have any material adverse effect on our consolidated financial position or result of operations.

ITEM 1A.                 Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2011.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
April 01 - 30, 2012	—	$—	—	1,020,192
May 01 - 31, 2012	—	—	—	1,020,192
June 01 - 30, 2012	—	—	—	1,020,192

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

1st Source Corporation

DATE	July 26, 2012	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	July 26, 2012	/s/ LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer