Form 10-Q
period 2012-09-30
1ST SOURCE CORP
filed 2012-10-25
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-6233

(Exact name of registrant as specified in its charter)

INDIANA	35-1068133
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

100 North Michigan Street
South Bend, IN	46601
(Address of principal executive	(Zip Code)
offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Number of shares of common stock outstanding as of October 12, 2012 — 24,279,271 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$54,635	$61,406
Federal funds sold and interest bearing deposits with other banks	17,179	52,921
Investment securities available-for-sale (amortized cost of $832,951 and $853,204 at September 30, 2012 and December 31, 2011, respectively)	868,312	883,000
Other investments	22,364	18,974
Trading account securities	145	132
Mortgages held for sale	22,853	12,644
Loans and leases - net of unearned discount
Commercial and agricultural loans	584,996	545,570
Auto, light truck and environmental equipment	456,665	435,965
Medium and heavy duty truck	167,709	159,796
Aircraft financing	685,800	620,782
Construction equipment financing	276,270	261,204
Commercial real estate	548,921	545,457
Residential real estate	436,909	423,606
Consumer loans	111,143	98,163
Total loans and leases	3,268,413	3,090,543
Reserve for loan and lease losses	(83,499)	(81,644)
Net loans and leases	3,184,914	3,008,899
Equipment owned under operating leases, net	58,496	69,551
Net premises and equipment	43,172	39,857
Goodwill and intangible assets	87,796	87,675
Accrued income and other assets	128,353	139,012
Total assets	$4,488,219	$4,374,071

LIABILITIES
Deposits:
Noninterest bearing	$634,795	$580,101
Interest bearing	2,933,873	2,940,040
Total deposits	3,568,668	3,520,141
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	119,749	106,991
Other short-term borrowings	16,886	18,243
Total short-term borrowings	136,635	125,234
Long-term debt and mandatorily redeemable securities	66,964	37,156
Subordinated notes	89,692	89,692
Accrued expenses and other liabilities	72,592	77,930
Total liabilities	3,934,551	3,850,153

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,643,506 at September 30, 2012 and December 31, 2011	346,535	346,535
Retained earnings	215,647	190,261
Cost of common stock in treasury (1,364,235 shares at September 30, 2012 and 1,429,484 shares at December 31, 2011)	(30,360)	(31,389)
Accumulated other comprehensive income	21,846	18,511
Total shareholders’ equity	553,668	523,918
Total liabilities and shareholders’ equity	$4,488,219	$4,374,071

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans and leases	$40,610	$40,741	$120,824	$123,750
Investment securities, taxable	3,913	4,694	12,574	14,088
Investment securities, tax-exempt	826	934	2,526	3,124
Other	231	217	688	707
Total interest income	45,580	46,586	136,612	141,669

Interest expense:
Deposits	5,419	7,756	16,868	24,273
Short-term borrowings	36	77	136	240
Subordinated notes	1,647	1,647	4,942	4,942
Long-term debt and mandatorily redeemable securities	571	480	1,399	1,144
Total interest expense	7,673	9,960	23,345	30,599

Net interest income	37,907	36,626	113,267	111,070
Provision for loan and lease losses	650	1,260	4,959	3,525
Net interest income after provision for loan and lease losses	37,257	35,366	108,308	107,545

Noninterest income:
Trust fees	4,055	3,902	12,407	12,305
Service charges on deposit accounts	4,708	4,748	14,028	13,622
Mortgage banking income	2,020	1,056	5,464	2,335
Insurance commissions	1,483	1,212	4,051	3,416
Equipment rental income	4,604	5,814	14,620	17,861
Other income	3,346	3,084	9,556	9,382
Investment securities and other investment gains	89	414	492	1,686
Total noninterest income	20,305	20,230	60,618	60,607

Noninterest expense:
Salaries and employee benefits	20,982	19,476	61,668	57,249
Net occupancy expense	1,652	2,237	5,660	6,608
Furniture and equipment expense	3,817	3,519	11,155	10,429
Depreciation - leased equipment	3,795	4,650	11,909	14,250
Professional fees	1,385	1,326	4,232	3,502
Supplies and communication	1,387	1,312	4,165	4,022
FDIC and other insurance	913	874	2,716	3,508
Business development and marketing expense	1,008	968	2,925	2,454
Loan and lease collection and repossession expense	1,866	1,387	4,346	4,211
Other expense	388	1,399	3,043	5,334
Total noninterest expense	37,193	37,148	111,819	111,567

Income before income taxes	20,369	18,448	57,107	56,585
Income tax expense	7,364	6,908	19,820	19,572

Net income	$13,005	$11,540	$37,287	$37,013

Per common share
Basic net income per common share	$0.53	$0.47	$1.52	$1.51
Diluted net income per common share	$0.53	$0.47	$1.51	$1.51
Dividends	$0.17	$0.16	$0.49	$0.48
Basic weighted average common shares outstanding	24,279,178	24,213,063	24,267,535	24,246,041
Diluted weighted average common shares outstanding	24,289,495	24,223,432	24,278,160	24,255,357

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$13,005	$11,540	$37,287	$37,013

Other comprehensive income, net of tax:
Change in unrealized appreciation of available-for-sale securities, net of tax	2,458	3,634	3,505	9,091
Reclassification adjustment for losses/(gains) included in net income, net of tax	1	(11)	(170)	(856)
Other comprehensive income	2,459	3,623	3,335	8,235

Comprehensive income	$15,464	$15,163	$40,622	$45,248

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2011	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Net income	37,013	—	—	37,013	—	—
Other comprehensive income	8,235	—	—	—	—	8,235
Issuance of 149,731 common shares under stock based compensation awards, including related tax effects	2,853	—	—	(165)	3,018	—
Cost of 109,525 shares of common stock acquired for treasury	(2,142)	—	—	—	(2,142)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Common stock dividend ($0.48 per share)	(11,716)	—	—	(11,716)	—	—
Stock based compensation	3	—	3	—	—	—
Balance at September 30, 2011	$516,879	$—	$346,535	$183,007	$(31,408)	$18,745

Balance at January 1, 2012	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net income	37,287	—	—	37,287	—	—
Other comprehensive income	3,335	—	—	—	—	3,335
Issuance of 169,720 common shares under stock based compensation awards, including related tax effects	3,743	—	—	97	3,646	—
Cost of 104,471 shares of common stock acquired for treasury	(2,617)	—	—	—	(2,617)	—
Common stock dividend ($0.49 per share)	(11,998)	—	—	(11,998)	—	—
Balance at September 30, 2012	$553,668	$—	$346,535	$215,647	$(30,360)	$21,846

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$37,287	$37,013
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	4,959	3,525
Depreciation of premises and equipment	3,151	2,698
Depreciation of equipment owned and leased to others	11,909	14,250
Amortization of investment security premiums and accretion of discounts, net	3,140	1,610
Amortization of mortgage servicing rights	2,267	2,125
Mortgage servicing asset impairment	230	230
Deferred income taxes	(4,817)	3,015
Investment securities and other investment gains	(492)	(1,686)
Originations of loans held for sale, net of principal collected	(165,577)	(67,655)
Proceeds from the sales of loans held for sale	160,301	88,372
Net gain on sale of loans held for sale	(4,933)	(1,337)
Change in trading account securities	(13)	19
Change in interest receivable	(634)	1,002
Change in interest payable	(529)	424
Change in other assets	10,993	1,251
Change in other liabilities	404	(331)
Other	990	2,901
Net change in operating activities	58,636	87,426

Investing activities:
Proceeds from sales of investment securities	40,736	133,241
Proceeds from maturities of investment securities	203,436	269,416
Purchases of investment securities	(226,567)	(270,817)
Net change in other investments	(3,390)	2,370
Loans sold or participated to others	22,968	15,039
Net change in loans and leases	(206,261)	(33,899)
Net change in equipment owned under operating leases	(854)	(11,208)
Purchases of premises and equipment	(6,521)	(10,587)
Net change in investing activities	(176,453)	93,555

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	119,128	(129,250)
Net change in certificates of deposit	(70,601)	(45,910)
Net change in short-term borrowings	11,401	(15,051)
Proceeds from issuance of long-term debt	26,873	10,710
Payments on long-term debt	(360)	(328)
Net proceeds from issuance of treasury stock	3,743	2,853
Acquisition of treasury stock	(2,617)	(2,142)
Repurchase of common stock warrant	—	(3,750)
Cash dividends paid on common stock	(12,263)	(11,935)
Net change in financing activities	75,304	(194,803)

Net change in cash and cash equivalents	(42,513)	(13,822)

Cash and cash equivalents, beginning of year	114,327	96,872

Cash and cash equivalents, end of period	$71,814	$83,050

Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$2,319	$11,993
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,643	2,420

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

Note 3.       Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury and Federal agencies securities	$370,394	$12,002	$(52)	$382,344
U.S. States and political subdivisions securities	100,702	6,454	(443)	106,713
Mortgage-backed securities — Federal agencies	318,775	13,381	(1)	332,155
Corporate debt securities	36,010	471	(234)	36,247
Foreign government and other securities	4,703	33	—	4,736
Total debt securities	830,584	32,341	(730)	862,195
Marketable equity securities	2,367	3,753	(3)	6,117
Total investment securities available-for-sale	$832,951	$36,094	$(733)	$868,312

December 31, 2011
U.S. Treasury and Federal agencies securities	$390,819	$10,356	$(50)	$401,125
U.S. States and political subdivisions securities	101,587	6,433	(660)	107,360
Mortgage-backed securities — Federal agencies	317,392	11,565	(9)	328,948
Corporate debt securities	36,349	325	(364)	36,310
Foreign government and other securities	4,690	24	(1)	4,713
Total debt securities	850,837	28,703	(1,084)	878,456
Marketable equity securities	2,367	2,673	(496)	4,544
Total investment securities available-for-sale	$853,204	$31,376	$(1,580)	$883,000

At September 30, 2012 and December 31, 2011, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The contractual maturities of debt securities available-for-sale at September 30, 2012 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$50,631	$50,940
Due after one year through five years	349,881	360,131
Due after five years through ten years	104,113	112,138
Due after ten years	7,184	6,831
Mortgage-backed securities	318,775	332,155
Total debt securities available-for-sale	$830,584	$862,195

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis. There were no other-than-temporary-impairment (OTTI) write-downs in 2012 or 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross realized gains	$—	$63	$275	$1,662
Gross realized losses	—	(46)	—	(284)
Net realized gains (losses)	$—	$17	$275	$1,378

The following table summarizes gross unrealized losses and fair value by investment category and age:

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2012
U.S. Treasury and Federal agencies securities	$15,236	$(52)	$—	$—	$15,236	$(52)
U.S. States and political subdivisions securities	2,963	(14)	3,371	(429)	6,334	(443)
Mortgage-backed securities - Federal agencies	—	—	63	(1)	63	(1)
Corporate debt securities	5,144	(8)	4,299	(226)	9,443	(234)
Foreign government and other securities	200	—	—	—	200	—
Total debt securities	23,543	(74)	7,733	(656)	31,276	(730)
Marketable equity securities	—	—	5	(3)	5	(3)
Total investment securities available-for-sale	$23,543	$(74)	$7,738	$(659)	$31,281	$(733)

December 31, 2011
U.S. Treasury and Federal agencies securities	$42,536	$(50)	$—	$—	$42,536	$(50)
U.S. States and political subdivisions securities	423	(9)	5,149	(651)	5,572	(660)
Mortgage-backed securities - Federal agencies	5,071	(1)	13,099	(8)	18,170	(9)
Corporate debt securities	4,858	(142)	8,579	(222)	13,437	(364)
Foreign government and other securities	1,011	(1)	—	—	1,011	(1)
Total debt securities	53,899	(203)	26,827	(881)	80,726	(1,084)
Marketable equity securities	622	(492)	4	(4)	626	(496)
Total investment securities available-for-sale	$54,521	$(695)	$26,831	$(885)	$81,352	$(1,580)

The initial indication of OTTI for both debt and equity securities is a decline in fair value below amortized cost.  Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI.  Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-

temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  In estimating OTTI impairment losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

At September 30, 2012, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost.  The unrealized losses on debt securities are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions securities.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  The Company does not believe any of the securities are impaired due to reasons of credit quality.

At September 30, 2012 and December 31, 2011, investment securities with carrying values of $246.05 million and $250.36 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2012
Commercial and agricultural loans	$552,188	$32,808	$584,996
Auto, light truck and environmental equipment	443,163	13,502	456,665
Medium and heavy duty truck	165,196	2,513	167,709
Aircraft financing	654,971	30,829	685,800
Construction equipment financing	259,822	16,448	276,270
Commercial real estate	495,987	52,934	548,921
Total	$2,571,327	$149,034	$2,720,361

December 31, 2011
Commercial and agricultural loans	$513,011	$32,559	$545,570
Auto, light truck and environmental equipment	432,288	3,677	435,965
Medium and heavy duty truck	154,261	5,535	159,796
Aircraft financing	580,004	40,778	620,782
Construction equipment financing	239,643	21,561	261,204
Commercial real estate	487,576	57,881	545,457
Total	$2,406,783	$161,991	$2,568,774

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity.  The table below presents the recorded investment in residential real estate and consumer loans by performing or nonperforming status.  Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2012
Residential real estate	$434,005	$2,904	$436,909
Consumer	109,389	1,754	111,143
Total	$543,394	$4,658	$548,052

December 31, 2011
Residential real estate	$418,810	$4,796	$423,606
Consumer	97,857	306	98,163
Total	$516,667	$5,102	$521,769

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
September 30, 2012
Commercial and agricultural loans	$573,728	$849	$181	$—	$574,758	$10,238	$584,996
Auto, light truck and environmental equipment	453,348	489	41	—	453,878	2,787	456,665
Medium and heavy duty truck	166,916	452	—	—	167,368	341	167,709
Aircraft financing	672,947	7,012	—	—	679,959	5,841	685,800
Construction equipment financing	269,871	1,773	—	—	271,644	4,626	276,270
Commercial real estate	533,612	567	—	—	534,179	14,742	548,921
Residential real estate	429,365	3,762	878	212	434,217	2,692	436,909
Consumer	108,375	683	331	265	109,654	1,489	111,143
Total	$3,208,162	$15,587	$1,431	$477	$3,225,657	$42,756	$3,268,413

December 31, 2011
Commercial and agricultural loans	$534,053	$550	$1	$—	$534,604	$10,966	$545,570
Auto, light truck and environmental equipment	433,048	674	241	—	433,963	2,002	435,965
Medium and heavy duty truck	158,192	5	—	—	158,197	1,599	159,796
Aircraft financing	608,032	224	—	—	608,256	12,526	620,782
Construction equipment financing	256,691	376	—	—	257,067	4,137	261,204
Commercial real estate	522,883	2,005	—	—	524,888	20,569	545,457
Residential real estate	415,177	2,894	739	416	419,226	4,380	423,606
Consumer	96,824	762	271	45	97,902	261	98,163
Total	$3,024,900	$7,490	$1,252	$461	$3,034,103	$56,440	$3,090,543

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
September 30, 2012
With no related allowance recorded:
Commercial and agricultural loans	$3,112	$3,112	$—
Auto, light truck and environmental equipment	740	740	—
Medium and heavy duty truck	322	322	—
Aircraft financing	3,544	3,544	—
Construction equipment financing	4,355	4,355	—
Commercial real estate	20,020	20,019	—
Residential real estate	103	103	—
Consumer loans	—	—	—
Total with no related allowance recorded	32,196	32,195	—
With an allowance recorded:
Commercial and agricultural loans	6,036	6,036	878
Auto, light truck and environmental equipment	1,493	1,493	500
Medium and heavy duty truck	—	—	—
Aircraft financing	2,190	2,190	886
Construction equipment financing	—	—	—
Commercial real estate	2,504	2,504	49
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	12,223	12,223	2,313
Total impaired loans	$44,419	$44,418	$2,313

December 31, 2011
With no related allowance recorded:
Commercial and agricultural loans	$2,002	$2,002	$—
Auto, light truck and environmental equipment	770	770	—
Medium and heavy duty truck	959	959	—
Aircraft financing	11,206	11,206	—
Construction equipment financing	3,949	3,949	—
Commercial real estate	17,088	17,091	—
Residential real estate	—	—	—
Consumer loans	211	210	—
Total with no related allowance recorded	36,185	36,187	—
With an allowance recorded:
Commercial and agricultural loans	8,406	8,406	1,461
Auto, light truck and environmental equipment	113	113	35
Medium and heavy duty truck	645	645	165
Aircraft financing	1,118	1,118	534
Construction equipment financing	—	—	—
Commercial real estate	6,029	6,029	294
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	16,311	16,311	2,489
Total impaired loans	$52,496	$52,498	$2,489

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$9,111	$2	$10,437	$101	$9,441	$12	$11,583	$331
Auto, light truck and environmental equipment	2,578	—	1,378	—	2,474	7	1,796	1
Medium and heavy duty truck	434	1	3,770	15	917	2	4,310	18
Aircraft financing	6,100	—	14,882	—	8,831	—	16,076	15
Construction equipment financing	4,512	—	3,922	7	4,399	5	6,174	23
Commercial real estate	22,757	138	24,481	39	22,330	302	28,264	153
Residential real estate	104	2	—	—	82	4	—	—
Consumer	—	—	141	1	—	—	47	1
Total	$45,596	$143	$59,011	$163	$48,474	$332	$68,250	$542

Performing loans and leases classified as troubled debt restructuring (TDR) during the three and nine months ended September 30, 2012 and 2011, segregated by class, are shown in the table below.  Nonperforming TDRs are shown as nonperforming assets.  During 2012 and 2011, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions.  The modifications did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates.  Consequently, the financial impact of the modifications is immaterial.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment	Modifications	Investment	Modifications	Investment
Commercial and agricultural loans	—	$—	6	$356	—	$—	7	$504
Auto, light truck and environmental equipment	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—	1	—
Construction equipment financing	—	—	—	—	—	—	1	224
Commercial real estate	—	—	3	196	1	7,014	4	262
Residential real estate	—	—	—	—	1	106	—	—
Consumer	—	—	2	212	—	—	2	212
Total	—	$—	11	$764	2	$7,120	15	$1,202

Troubled debt restructured loans and leases which had payment defaults within twelve months following modification during the three and nine months ended September 30, 2012 and 2011, segregated by class, are shown in the table below.  Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Defaults	Investment	Defaults	Investment	Defaults	Investment	Defaults	Investment
Commercial and agricultural loans	—	$—	2	$6,140	—	$—	2	$6,140
Auto, light truck and environmental equipment	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—	2	552
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	2	90
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	—	$—	2	$6,140	—	$—	6	$6,782

As of September 30, 2012 and December 31, 2011, the Company had $8.81 million and $3.29 million, respectively of performing loans and leases classified as troubled debt restructurings.

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

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2012 and 2011 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
September 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299
Charge-offs	214	210	—	461	1	132	159	311	1,488
Recoveries	60	356	125	163	149	91	4	90	1,038
Net charge-offs (recoveries)	154	(146)	(125)	298	(148)	41	155	221	450
Provision (recovery of provision)	433	(496)	(377)	1,427	(585)	(99)	74	273	650
Balance, end of period	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Ending balance, individually evaluated for impairment	$878	$500	$—	$886	$—	$49	$—	$—	$2,313
Ending balance, collectively evaluated for impairment	12,478	9,450	3,366	30,114	5,893	14,983	3,440	1,462	81,186
Total reserve for loan and lease losses	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Recorded investment in loans
Ending balance, individually evaluated for impairment	$9,148	$2,233	$322	$5,734	$4,355	$22,524	$103	$—	$44,419
Ending balance, collectively evaluated for impairment	575,848	454,432	167,387	680,066	271,915	526,397	436,806	111,143	3,223,994
Total recorded investement in loans	$584,996	$456,665	$167,709	$685,800	$276,270	$548,921	$436,909	$111,143	$3,268,413

September 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$16,814	$9,041	$4,584	$28,561	$6,802	$15,400	$2,657	$1,151	$85,010
Charge-offs	152	10	—	2,073	—	72	37	341	2,685
Recoveries	118	78	1	96	144	50	19	119	625
Net charge-offs (recoveries)	34	(68)	(1)	1,977	(144)	22	18	222	2,060
Provision (recovery of provision)	(2,056)	(908)	(1,217)	4,482	(691)	1,397	44	209	1,260
Balance, end of period	$14,724	$8,201	$3,368	$31,066	$6,255	$16,775	$2,683	$1,138	$84,210

Ending balance, individually evaluated for impairment	$1,488	$5	$161	$3,120	$—	$1,060	$—	$—	$5,834
Ending balance, collectively evaluated for impairment	13,236	8,196	3,207	27,946	6,255	15,715	2,683	1,138	78,376
Total reserve for loan and lease losses	$14,724	$8,201	$3,368	$31,066	$6,255	$16,775	$2,683	$1,138	$84,210

Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,491	$1,109	$3,584	$13,241	$3,780	$23,814	$—	$—	$56,019
Ending balance, collectively evaluated for impairment	546,901	441,018	149,119	600,465	256,461	532,473	404,063	96,775	3,027,275
Total recorded investement in loans	$557,392	$442,127	$152,703	$613,706	$260,241	$556,287	$404,063	$96,775	$3,083,294

Changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2012 and 2011 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
September 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	486	3,110	—	600	120	274	232	1,106	5,928
Recoveries	224	1,214	147	484	233	170	38	314	2,824
Net charge-offs (recoveries)	262	1,896	(147)	116	(113)	104	194	792	3,104
Provision (recovery of provision)	527	3,377	(523)	2,490	(515)	(1,636)	272	967	4,959
Balance, end of period	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Ending balance, individually evaluated for impairment	$878	$500	$—	$886	$—	$49	$—	$—	$2,313
Ending balance, collectively evaluated for impairment	12,478	9,450	3,366	30,114	5,893	14,983	3,440	1,462	81,186
Total reserve for loan and lease losses	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Recorded investment in loans
Ending balance, individually evaluated for impairment	$9,148	$2,233	$322	$5,734	$4,355	$22,524	$103	$—	$44,419
Ending balance, collectively evaluated for impairment	575,848	454,432	167,387	680,066	271,915	526,397	436,806	111,143	3,223,994
Total recorded investement in loans	$584,996	$456,665	$167,709	$685,800	$276,270	$548,921	$436,909	$111,143	$3,268,413

September 30, 2011
Reserve for loan and lease losses
Balance, beginning of period	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	1,109	335	—	3,701	853	2,537	191	1,193	9,919
Recoveries	1,734	148	2	860	242	336	53	355	3,730
Net charge-offs (recoveries)	(625)	187	(2)	2,841	611	2,201	138	838	6,189
Provision (recovery of provision)	(6,445)	846	(2,402)	4,096	(1,573)	7,799	303	901	3,525
Balance, end of period	$14,724	$8,201	$3,368	$31,066	$6,255	$16,775	$2,683	$1,138	$84,210

Ending balance, individually evaluated for impairment	$1,488	$5	$161	$3,120	$—	$1,060	$—	$—	$5,834
Ending balance, collectively evaluated for impairment	13,236	8,196	3,207	27,946	6,255	15,715	2,683	1,138	78,376
Total reserve for loan and lease losses	$14,724	$8,201	$3,368	$31,066	$6,255	$16,775	$2,683	$1,138	$84,210

Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,491	$1,109	$3,584	$13,241	$3,780	$23,814	$—	$—	$56,019
Ending balance, collectively evaluated for impairment	546,901	441,018	149,119	600,465	256,461	532,473	404,063	96,775	3,027,275
Total recorded investement in loans	$557,392	$442,127	$152,703	$613,706	$260,241	$556,287	$404,063	$96,775	$3,083,294

Note 6.       Mortgage Servicing Assets

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the fair value.  The unpaid principal balance of residential mortgage loans serviced for third parties was $940.23 million and $995.09 million at September 30, 2012 and December 31, 2011, respectively.

Mortgage servicing assets are evaluated for impairment.  For purposes of impairment measurement, mortgage servicing assets are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type.  If temporary impairment exists within a tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value.  If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Mortgage servicing assets:
Balance at beginning of period	$4,984	$6,419	$5,610	$7,556
Additions	509	270	1,411	591
Amortization	(739)	(667)	(2,267)	(2,125)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,754	6,022	4,754	6,022

Valuation allowance:
Balance at beginning of period	(91)	(16)	(238)	—
Impairment (charges) recoveries	(377)	(214)	(230)	(230)
Balance at end of period	$(468)	$(230)	$(468)	$(230)
Net carrying value of mortgage servicing assets at end of period	$4,286	$5,792	$4,286	$5,792
Fair value of mortgage servicing assets at end of period	$4,478	$7,364	$4,478	$7,364

During the nine months ended September 30, 2012 and 2011, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance.  At September 30, 2012 and 2011, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $0.19 million and $1.57 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.90 million and $1.02 million for the three months ended September 30, 2012 and 2011, respectively.  Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.72 million and $3.07 million for the nine months ended September 30, 2012 and 2011, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

The Bank issues letters of credit which are conditional commitments that guarantee the performance of a client to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients.  Standby letters of credit totaled $16.24 million and $14.66 million at September 30, 2012 and December 31, 2011, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

On December 28, 2010, the Company entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage for $1.95 million.  Although the City of South Bend took possession of the parking garage on that date, the proceeds were placed in an escrow account.  Under the terms of the agreement, receipt of the proceeds from the escrow were contingent upon the Company investing $5.40 million into its properties within the City of South Bend by December 31, 2013.  As of June 30, 2011, the parking garage asset was classified as held for sale and included in accrued income and other assets on the Statement of Financial Condition.  In the third quarter of 2012, the proceeds for the parking garage were received from escrow and a gain on sale of $1.61 million (or $1.00 million net of tax) was recognized in Other Expense in the Statement of Income.

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

At September 30, 2012 and December 31, 2011, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	classification	value	classification	value
September 30, 2012
Interest rate swap contracts	$460,471	Other assets	$17,171	Other liabilities	$17,520
Loan commitments	46,402	Mortgages held for sale	394	N/A	—
Forward contracts	43,000	N/A	—	Mortgages held for sale	666
Total	$549,873		$17,565		$18,186

December 31, 2011
Interest rate swap contracts	$453,428	Other assets	$17,496	Other liabilities	$17,945
Loan commitments	38,209	Mortgages held for sale	189	N/A	—
Forward contracts	21,247	N/A	—	Mortgages held for sale	218
Total	$512,884		$17,685		$18,163

For the three and nine months ended September 30, 2012 and 2011, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended		Nine Months Ended
	Statement of	September 30,		September 30,
(Dollars in thousands)	Income classification	2012	2011	2012	2011
Interest rate swap contracts	Other expense	$21	$230	$100	$47
Interest rate swap contracts	Other income	333	182	586	351
Loan commitments	Mortgage banking income	64	191	205	240
Forward contracts	Mortgage banking income	(350)	(259)	(448)	(718)
Total		$68	$344	$443	$(80)

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  No stock options were considered antidilutive as of September 30, 2012 or 2011.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands - except per share amounts)	2012	2011	2012	2011
Distributed earnings allocated to common stock	$4,127	$3,874	$11,899	$11,650
Undistributed earnings allocated to common stock	8,706	7,482	24,872	24,901
Net earnings allocated to common stock	12,833	11,356	36,771	36,551
Net earnings allocated to participating securities	172	184	516	462

Net income allocated to common stock and participating securities	$13,005	$11,540	$37,287	$37,013

Weighted average shares outstanding for basic earnings per common share	24,279,178	24,213,063	24,267,535	24,246,041
Dilutive effect of stock compensation	10,317	10,369	10,625	9,316
Weighted average shares outstanding for diluted earnings per common share	24,289,495	24,223,432	24,278,160	24,255,357

Basic earnings per common share	$0.53	$0.47	$1.52	$1.51
Diluted earnings per common share	$0.53	$0.47	$1.51	$1.51

Note 10.     Stock-Based Compensation

As of September 30, 2012, the Company had five active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.  These plans include the 2001 Stock Option Plan, the 1998 Performance Compensation Plan, the Employee Stock Purchase Plan, the Executive Incentive Plan, and the Restricted Stock Award Plan.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but no grants had been made through September 30, 2012.

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

The stock-based compensation expense recognized in the condensed consolidated statement of income for the nine months ended September 30, 2012 and 2011 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between 1st Source’s closing stock price on the last trading day of the third quarter of 2012 (September 28, 2012) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2012.  This amount changes based on the fair market value of 1st Source’s stock.  Total fair value of options vested and expensed was zero and $4 thousand, net of tax, for the nine months ended September 30, 2012 and 2011, respectively.

			Average
		Weighted	Remaining	Total
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in 000’s)
Options outstanding, beginning of year	22,000	$12.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at September 30, 2012	22,000	$12.04	0.56	$225

Vested and expected to vest at September 30, 2012	22,000	$12.04	0.56	$225
Exercisable at September 30, 2012	22,000	$12.04	0.56	$225

As of September 30, 2012, there was $6.88 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.32 years.

Note 11.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.91 million at September 30, 2012 and $1.67 million at December 31, 2011.  Interest and penalties were recognized through the income tax provision.  For the nine months ended September 30, 2012 and 2011, the Company recognized approximately $(0.06) million and $(0.04) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.51 million and $0.57 million were accrued at September 30, 2012 and December 31, 2011, respectively.

Tax years that remain open and subject to audit include the federal 2009-2011 years and the Indiana 2008-2011 years.  The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

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

The Company elected fair value accounting for mortgages held for sale.  The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At September 30, 2012 and December 31, 2011, all mortgages held for sale are carried at fair value.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
September 30, 2012
Mortgages held for sale reported at fair value	$22,853	$22,082	$771	(1)

December 31, 2011
Mortgages held for sale reported at fair value	$12,644	$12,265	$379	(1)

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

The table below presents the balance of assets and liabilities at September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2012
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,297	$362,047	$—	$382,344
U.S. States and political subdivisions securities	—	98,972	7,741	106,713
Mortgage-backed securities — Federal agencies	—	332,155	—	332,155
Corporate debt securities	—	36,247	—	36,247
Foreign government and other securities	—	4,736	—	4,736
Total debt securities	20,297	834,157	7,741	862,195
Marketable equity securities	6,117	—	—	6,117
Total investment securities available-for-sale	26,414	834,157	7,741	868,312
Trading account securities	145	—	—	145
Mortgages held for sale	—	22,853	—	22,853
Accrued income and other assets (Interest rate swap agreements)	—	17,171	—	17,171
Total	$26,559	$874,181	$7,741	$908,481

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$17,520	$—	$17,520
Total	$—	$17,520	$—	$17,520

December 31, 2011
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,016	$381,109	$—	$401,125
U.S. States and political subdivisions securities	—	96,867	10,493	107,360
Mortgage-backed securities — Federal agencies	—	328,948	—	328,948
Corporate debt securities	—	36,310	—	36,310
Foreign government and other securities	—	4,038	675	4,713
Total debt securities	20,016	847,272	11,168	878,456
Marketable equity securities	4,403	141	—	4,544
Total investment securities available-for-sale	24,419	847,413	11,168	883,000
Trading account securities	132	—	—	132
Mortgages held for sale	—	12,644	—	12,644
Accrued income and other assets (Interest rate swap agreements)	—	17,496	—	17,496
Total	$24,551	$877,553	$11,168	$913,272

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$17,945	$—	$17,945
Total	$—	$17,945	$—	$17,945

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2012 and 2011 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available- for-sale
Beginning balance July 1, 2012	$8,143	$—	$8,143
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	72	—	72
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Maturities	(474)	—	(474)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2012	$7,741	$—	$7,741

Beginning balance July 1, 2011	$12,455	$675	$13,130
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	94	—	94
Purchases	350	—	350
Issuances	—	—	—
Settlements	—	—	—
Maturities	(1,746)	—	(1,746)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2011	$11,153	$675	$11,828

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2012 or 2011.  No transfers between levels occurred during the three months ended September 30, 2012.  One transfer between levels occurred during the nine months ended September 30, 2012.  No transfers between Level 1 and 2 occurred during the period ended September 30, 2012.  A foreign government debt security was transferred from Level 3 to Level 2 as of March 31, 2012 due to the Company’s periodic review of valuation methodologies and inputs.  The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2012.

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Inputs	Range of Inputs
Investment securities available-for sale
Adjustable rate securities	$3,371	Discounted cash flows	Illiquidity adjustment	4% - 8%
			Term assumption (1)	5 years
			Coupon forecast assumption	0.50% - 0.88%

Tax anticipation warrants	4,370	Discounted cash flows	Credit spread assumption	1.03% - 1.85%

Total investment securities available-for-sale	$7,741

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

Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach.  In accordance with fair value measurements, only impaired loans for which a reserve for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy.  As a result, only a portion of the Company’s impaired loans are classified in the fair value hierarchy.

Partnership investments and the adjustments to fair value primarily result from application of lower of cost or fair value accounting.  The partnership investments are priced using financial statements provided by the partnerships.  Quantitative unobservable inputs are not reasonably available for reporting purposes.

The Company has established mortgage servicing rights (MSRs) valuation policies and procedures based on industry standards and to ensure valuation methodologies are consistent and verifiable.  MSRs and related adjustments to fair value result from application of lower of cost or fair value accounting.  For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type.  The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors.  Prepayment rates and discount rates are derived through a third party pricing agent.  Changes in the most significant inputs, including prepayment rates and discount rates, are compared to the changes in the fair value measurements and appropriate resolution is made.  A fair value analysis is also obtained from an independent third party agent and compared to the internal valuation for reasonableness.  MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of the Company’s servicing portfolio may differ from those of any servicing portfolios that do trade.

Other real estate is based on the lower of cost or fair value of the underlying collateral less expected selling costs.  Collateral values are estimated primarily using appraisals and reflect a market value approach.  Fair values are reviewed quarterly and new appraisals are obtained annually.  Repossessions are similarly valued.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2012: impaired loans - $0.66 million; partnership investments — $(0.09) million; mortgage servicing rights - $0.38 million; repossessions - $0.00 million, and other real estate - $0.04 million.

The table below presents the carrying value of assets at September 30, 2012 and December 31, 2011 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2012
Impaired loans - collateral based	$—	$—	$4,210	$4,210
Accrued income and other assets (partnership investments)	—	—	1,992	1,992
Accrued income and other assets (mortgage servicing rights)	—	—	4,286	4,286
Accrued income and other assets (repossessions)	—	—	1,248	1,248
Accrued income and other assets (other real estate)	—	—	5,943	5,943
	$—	$—	$17,679	$17,679

December 31, 2011
Impaired loans - collateral based	$—	$—	$7,419	$7,419
Accrued income and other assets (partnership investments)	—	—	2,799	2,799
Accrued income and other assets (mortgage servicing rights)	—	—	5,372	5,372
Accrued income and other assets (repossessions)	—	—	6,792	6,792
Accrued income and other assets (other real estate)	—	—	8,755	8,755
	$—	$—	$31,137	$31,137

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$4,210	$4,210	Collateral based measurements including appraisals, trade publications, auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,286	4,478	Discounted cash flows	Constant prepayment rate (CPR)	22.3% - 33.2%
				Discount rate	8.5% - 11.5%

Repossessions	1,248	1,505	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 9%

Other real estate	5,943	7,485	Appraisals	Discount for lack of marketability	0% - 40%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are summarized in the table below.

	Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Cash and due from banks	$54,635	$54,635	$54,635	$—	$—
Federal funds sold and interest bearing deposits with other banks	17,179	17,179	17,179	—	—
Investment securities, available-for-sale	868,312	868,312	26,414	834,157	7,741
Other investments and trading account securities	22,509	22,509	22,509	—	—
Mortgages held for sale	22,853	22,853	—	22,853	—
Loans and leases, net of reserve for loan and lease losses	3,184,914	3,227,342	—	—	3,227,342
Cash surrender value of life insurance policies	56,068	56,068	56,068	—	—
Mortgage servicing rights	4,286	4,478	—	—	4,478
Interest rate swaps	17,171	17,171	—	17,171	—
Liabilities:
Deposits	$3,568,668	$3,589,580	$2,452,214	$1,137,366	$—
Short-term borrowings	136,635	136,635	127,807	8,828	—
Long-term debt and mandatorily redeemable securities	66,964	67,763	—	67,763	—
Subordinated notes	89,692	115,224	—	115,224	—
Interest rate swaps	17,520	17,520	—	17,520	—
Off-balance-sheet instruments *	—	152	—	152	—

December 31, 2011
Assets:
Cash and due from banks	$61,406	$61,406
Federal funds sold and interest bearing deposits with other banks	52,921	52,921
Investment securities, available-for-sale	883,000	883,000
Other investments and trading account securities	19,106	19,106
Mortgages held for sale	12,644	12,644
Loans and leases, net of reserve for loan and lease losses	3,008,899	3,125,581
Cash surrender value of life insurance policies	54,729	54,729
Mortgage servicing rights	5,372	6,725
Interest rate swaps	17,496	17,496
Liabilities:
Deposits	$3,520,141	$3,546,366
Short-term borrowings	125,234	125,234
Long-term debt and mandatorily redeemable securities	37,156	37,865
Subordinated notes	89,692	87,527
Interest rate swaps	17,945	17,945
Off-balance-sheet instruments *	—	131

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2012, as compared to December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2011 Annual Report.

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

FINANCIAL CONDITION

Our total assets at September 30, 2012 were $4.49 billion, an increase of $114.15 million or 2.61% from December 31, 2011.  Total loans and leases were $3.27 billion, an increase of $177.87 million or 5.76% from December 31, 2011.  Fed funds sold and interest bearing deposits with other banks were $17.18 million, a decrease of $35.74 million or 67.54% from December 31, 2011 as a result of funding loan growth.  Total investment securities, available for sale were $868.31 million which represented a decrease of $14.69 million or 1.66% and total deposits were $3.57 billion, an increase of $48.53 million or 1.38% over the comparable figures at the end of 2011.

Nonperforming assets at September 30, 2012 were $50.46 million, which was a decrease of $22.02 million or 30.38% from the $72.48 million reported at December 31, 2011.  At September 30, 2012 and December 31, 2011, nonperforming assets were 1.51% and 2.28%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Accrued income and other assets:
Bank owned life insurance cash surrender value	$56,068	$54,729
Accrued interest receivable	14,260	13,626
Mortgage servicing assets	4,286	5,372
Other real estate	4,842	7,621
Former bank premises held for sale	1,101	1,134
Repossessions	1,248	6,792
All other assets	46,548	49,738
Total accrued income and other assets	$128,353	$139,012

CAPITAL

As of September 30, 2012, total shareholders’ equity was $553.67 million, up $29.75 million or 5.68% from the $523.92 million at December 31, 2011.  In addition to net income of $37.29 million, other significant changes in shareholders’ equity during the first nine months of 2012 included $12.00 million of dividends paid.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $21.85 million at September 30, 2012, compared to $18.51 million at December 31, 2011.  The increase in accumulated other comprehensive income/(loss) during 2012 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 12.34% as of September 30, 2012, compared to 11.98% at December 31, 2011.  Book value per common share rose to $22.80 at September 30, 2012, from $21.64 at December 31, 2011.

We declared and paid dividends per common share of $0.17 during the third quarter of 2012.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 32.99%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2012, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$576,862	16.42%	$281,122	8.00%	$351,403	10.00%
1st Source Bank	558,351	15.93	280,345	8.00	350,431	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	530,735	15.10	140,561	4.00	210,842	6.00
1st Source Bank	513,601	14.66	140,172	4.00	210,259	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	530,735	12.12	175,221	4.00	219,026	5.00
1st Source Bank	513,601	11.75	174,864	4.00	218,580	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  While at September 30, 2012 there were no such borrowings outstanding, we could borrow approximately $240.00 million for a short time from these banks on a collective basis.  As of September 30, 2012, we had $52.70 million outstanding in FHLB advances and could borrow an additional $144.56 million.  We also had $349.24 million available to borrow from the FRB with no amounts outstanding as of September 30, 2012.

Our loan to asset ratio was 72.82% at September 30, 2012 compared to 70.66% at December 31, 2011 and 71.61% at September 30, 2011.  Cash and cash equivalents totaled $71.81 million at September 30, 2012 compared to $114.33 million at December 31, 2011 and $83.05 million at September 30, 2011.  At September 30, 2012, the consolidated statement of financial condition was rate sensitive by $579.15 million more assets than liabilities scheduled to reprice within one year, or approximately 1.33%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines what financial institutions are required to pledge collateral on a quarterly basis.  We have been informed that no collateral is necessary for our Indiana public fund deposits.  However, the Board of Depositories could alter this requirement in the future.  Our potential liquidity exposure if we must pledge collateral is approximately $505 million.

RESULTS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 2012 was $13.01 million and $37.29 million, compared to $11.54 million and $37.01 million for the same periods in 2011.  Diluted net income per common share was $0.53 and $1.51 respectively, for the three and nine month periods ended September 30, 2012, compared to $0.47 and $1.51 for the same periods in 2011.  Return on average common shareholders’ equity was 9.21% for the nine months ended September 30, 2012, compared to 9.86% in 2011.  The return on total average assets was 1.12% for the nine months ended September 30, 2012, compared to 1.13% in 2011.

The increase in net income for the three months ended September 30, 2012, over the first three months of 2011, was primarily the result of an increase in net interest income and a decrease in provision for loan and lease losses.  Net income for the nine months ended September 30, 2012 improved slightly compared to the nine months ended September 30, 2011.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended September 30, 2012 was $38.42 million, an increase of 3.24% over the same period in 2011.  The net interest margin on a fully taxable equivalent basis was 3.63% for the three months ended September 30, 2012, compared to 3.66% for the three months ended September 30, 2011.  The taxable equivalent net interest income for the nine months ended September 30, 2012 was $114.84 million, an increase of 1.62% over 2011, resulting in a net yield of 3.70% for both periods.

During the three and nine month periods ended September 30, 2012, average earning assets increased $173.26 million or 4.30% and $59.36 million or 1.45% respectively, over the comparable periods in 2011.  Average interest-bearing liabilities increased $31.51 million or 0.98% and decreased $68.55 million or 2.08% respectively, for the three and nine month periods ended September 30, 2012 over the comparable periods one year ago.  The yield on average earning assets decreased 28 basis points to 4.36% for the third quarter of 2012 from 4.64% for the third quarter of 2011.  The yield on average earning assets for the nine month period ended September 30, 2012 decreased 25 basis points to 4.45% from 4.70% for the nine month period ended September 30, 2011.  The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment.  Total cost of average interest-bearing liabilities decreased 29 basis points to 0.94% for the third quarter 2012 from 1.23% for the third quarter 2011.  Total cost of average interest-bearing liabilities decreased 27 basis points to 0.97% for the nine months ended September 30, 2012, from 1.24% for the nine months ended September 30, 2011.  The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 3 basis points for the three month period ended September 30, 2012 from September 30, 2011.  The net interest margin was flat for the nine months ended September 30, 2012 compared to the same period in 2011.

The largest contributor to the decrease in the yield on average earning assets for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was a reduction in yields on net loans and leases of 31 basis points.  Total average investment securities decreased $18.76 million or 2.15% for the third quarter and decreased $37.51 million or 4.11% for the nine month period over one year ago.  Average mortgages held for sale increased $14.13 million or 169.39% and $6.85 million or 67.31% respectively, for the three and nine month periods ended September 30, 2012, over the comparable periods a year ago.  Average net loans and leases increased $172.14 million or 5.56% for the third quarter of 2012 from the third quarter of 2011and $105.78 million or 3.43% for the nine months ended September 30, 2012 compared to the same period in 2011.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $5.75 million or 10.37% and decreased $15.76 million or 20.07% respectively, for the three and nine month periods ended September 30, 2012, over the comparable periods a year ago.

Average interest-bearing deposits increased $16.00 million or 0.55% and decreased $79.61 million or 2.63% respectively, for the third quarter of 2012 and first nine months of 2012 over the same periods in 2011.  The effective rate paid on average interest-bearing deposits decreased 32 basis points to 0.73% for the third quarter 2012 compared to 1.05% for the third quarter 2011.  The effective rate paid on average interest-bearing deposits decreased 31 basis points to 0.76% for the first nine months of 2012 compared to 1.07% for the first nine months of 2011.  The decline in the average cost of interest-bearing deposits during the third quarter and first nine months of 2012 as compared to the third quarter and first nine months of 2011 was primarily the result of interest rate re-pricing on maturing certificates of deposit.

Average short-term borrowings decreased $13.39 million or 8.73% and $8.26 million or 5.56%, respectively for the third quarter of 2012 and the first nine months of 2012, compared to the same periods in 2011.  Interest paid on short-term borrowings decreased 10 basis points for the third quarter and 9 basis points for the first nine months of 2012 due to the interest rate decrease on adjustable rate borrowings.  Average long-term debt increased $28.90 million or 78.35% during the third quarter of 2012 as compared to the third quarter of 2011 and increased $19.33 million or 60.85% during the first nine months of 2012 as compared to the first nine months of 2011.  The increase in long-term borrowings was mainly the result of higher borrowings with the Federal Home Loan Bank.  Interest paid on long-term borrowings decreased 171 basis points for the third quarter and 116 basis points for the first nine months of 2012 due to lower effective rates on Federal Home Loan Bank borrowings.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three months ended September 30,						Nine months ended September 30,
	2012			2011			2012			2011
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$750,003	$3,913	2.08%	$762,807	$4,694	2.44%	$768,994	$12,574	2.18%	$790,029	$14,088	2.38%
Tax exempt	104,991	1,225	4.64%	110,946	1,375	4.92%	107,189	3,739	4.66%	123,667	4,610	4.98%
Mortgages - held for sale	22,470	193	3.42%	8,341	96	4.57%	17,022	451	3.54%	10,174	335	4.40%
Net loans and leases	3,268,304	40,531	4.93%	3,096,168	40,794	5.23%	3,189,526	120,733	5.06%	3,083,747	123,873	5.37%
Other investments	61,214	231	1.50%	55,461	217	1.55%	62,769	688	1.46%	78,527	707	1.20%

Total Earning Assets	4,206,982	46,093	4.36%	4,033,723	47,176	4.64%	4,145,500	138,185	4.45%	4,086,144	143,613	4.70%

Cash and due from banks	58,226			58,759			60,048			58,792
Reserve for loan and lease losses	(84,120)			(85,635)			(83,221)			(87,154)
Other assets	318,337			335,559			325,126			338,468

Total	$4,499,425			$4,342,406			$4,447,453			$4,396,250

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$2,948,022	$5,419	0.73%	$2,932,021	$7,756	1.05%	$2,949,726	$16,868	0.76%	$3,029,337	$24,273	1.07%
Short-term borrowings	139,951	36	0.10%	153,344	77	0.20%	140,294	136	0.13%	148,557	240	0.22%
Subordinated notes	89,692	1,647	7.31%	89,692	1,647	7.29%	89,692	4,942	7.36%	89,692	4,942	7.37%
Long-term debt and mandatorily redeemable securities	65,780	571	3.45%	36,882	480	5.16%	51,090	1,399	3.66%	31,762	1,144	4.82%

Total Interest-Bearing Liabilities	3,243,445	7,673	0.94%	3,211,939	9,960	1.23%	3,230,802	23,345	0.97%	3,299,348	30,599	1.24%

Noninterest-bearing deposits	635,152			545,427			603,805			528,546
Other liabilities	70,865			71,484			71,806			66,582
Shareholders’ equity	549,963			513,556			541,040			501,774

Total	$4,499,425			$4,342,406			$4,447,453			$4,396,250

Net Interest Income		$38,420			$37,216			$114,840			$113,014

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.63%			3.66%			3.70%			3.70%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and nine month periods ended September 30, 2012 was $0.65 million and $4.96 million respectively, compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2011 of $1.26 million and $3.53 million respectively.  Net charge-offs of $0.45 million were recorded for the third quarter 2012, compared to $2.06 million for the same quarter a year ago.  Year-to-date net charge-offs of $3.10 million have been recorded in 2012, compared to $6.19 million through September 30, 2011.

On September 30, 2012, 30 day and over loan and lease delinquencies were 0.54% as compared to 0.45% on September 30, 2011.  The increase in delinquencies was primarily in residential real estate and aircraft loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.55% as compared to 2.73% one year ago.  A summary of loan and lease loss experience during the three and nine months ended September 30, 2012 and 2011 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of September 30, 2012 and December 31, 2011 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011
Loans and leases past due 90 days or more	$477	$460	$624
Nonaccrual loans and leases	42,756	56,440	61,549
Other real estate	4,842	7,621	8,032
Former bank premises held for sale	1,101	1,134	1,514
Repossessions	1,248	6,792	4,918
Equipment owned under operating leases	32	29	389
Total nonperforming assets	$50,456	$72,476	$77,026

Nonperforming assets as a percentage of total loans and leases were 1.51% at September 30, 2012, 2.28% at December 31, 2011, and 2.43% at September 30, 2011.  Nonperforming assets totaled $50.46 million at September 30, 2012, a decrease of 30.38% from the $72.48 million reported at December 31, 2011, and a 34.49% decrease from the $77.03 million reported at September 30, 2011.  The decrease during the first nine months of 2012 compared to the same period in 2011 was primarily related to decreases in nonaccrual loans and leases and the sale of repossessed assets and other real estate as the economy slowly improves.

The decrease in nonaccrual loans and leases at September 30, 2012 from December 31, 2011 and September 30, 2011 occurred primarily in the commercial real estate and aircraft portfolios.  A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2012 and December 31, 2011 is located in Note 4 of the Consolidated Financial Statements.

As of September 30, 2012, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $16.06 million which were comprised of $14.05 million secured by commercial real estate and included in loans secured by real estate and $2.01 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values for some models have been declining since 2010, increasing the risk in aircraft secured transactions.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.  Other real estate decreased over the past year due to sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of aircraft at September 30, 2012.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011
Commercial and agricultural loans	$—	$—	$42
Auto, light truck and environmental equipment	79	222	151
Medium and heavy duty truck	—	—	—
Aircraft financing	1,165	6,490	4,593
Construction equipment financing	—	—	114
Commercial real estate	3,589	6,634	7,193
Residential real estate	1,253	1,020	839
Consumer loans	4	47	18
Total	$6,090	$14,413	$12,950

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $265.08 million and $216.93 million as of September 30, 2012 and December 31, 2011, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $174.33 million and $46.73 million as of September 30, 2012, respectively, compared to $149.21 million and $41.27 million as of December 31, 2011, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended September 30, 2012 and 2011 was $20.31 million and $20.23 million, respectively.  Noninterest income for the nine month period ended September 30, 2012 and 2011 was $60.62 million and $60.61 million, respectively.  Details of noninterest income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Noninterest income:
Trust fees	$4,055	$3,902	$12,407	$12,305
Service charges on deposit accounts	4,708	4,748	14,028	13,622
Mortgage banking income	2,020	1,056	5,464	2,335
Insurance commissions	1,483	1,212	4,051	3,416
Equipment rental income	4,604	5,814	14,620	17,861
Other income	3,346	3,084	9,556	9,382
Investment securities and other investment gains	89	414	492	1,686
Total noninterest income	$20,305	$20,230	$60,618	$60,607

Noninterest income was flat for the third quarter and year-to-date 2012 as compared to the same periods in 2011.

Trust fees increased $0.15 million or 3.92% for the three months ended September 30, 2012 and increased slightly for the nine months ended September 30, 2012 over the three and nine month periods ended September 30, 2011.  The increase in trust fees for the third quarter was a result of an increase in market values of investment accounts.

Service charges on deposit accounts decreased slightly for the third quarter and increased $0.41 million or 2.98% for the nine months ended September 30, 2012 over the comparable periods one year ago.  The year-to-date improvement in service charges on deposit accounts reflects higher debit card income offset by a lower volume of nonsufficient fund transactions.

Mortgage banking income increased $0.96 million or 91.29% in the third quarter of 2012 as compared to the third quarter of 2011.  Mortgage banking income increased $3.13 million or 134.00% during the first nine months of 2012 versus the first nine months of 2011.  This positive variance was caused by increased gains on loan sales due to higher production volumes and improved margins in 2012.

Insurance commissions improved $0.27 million or 22.36% and $0.64 million or 18.59% in the three and nine months ended September 30, 2012 over the same periods a year ago.  The increase was due to the acquisition of a book of business of a benefits agency in January 2012.

Equipment rental income declined $1.21 million or 20.81% in the third quarter of 2012 compared to the third quarter 2011.  Equipment rental income declined $3.24 million or 18.15% for year-to-date 2012 compared to the same period in 2011.  The average equipment rental portfolio decreased 16.45% in 2012 over the same period in 2011 resulting in lower rental income.  In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.

Other income increased $0.26 million or 8.50% and $0.17 million or 1.85% for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 primarily due to higher fees on customer swaps.

The decrease in investment securities and other investment gains of $0.33 million or 78.50% and $1.19 million or 70.82% in the three and nine months ended September 30, 2012 over the comparable periods one year ago was primarily due to gains on sale of agency securities in 2011 which were not present in 2012.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended September 30, 2012 and 2011 was $37.19 million and $37.15 million, respectively. Noninterest expense for the nine month period ended September 30, 2012 and 2011 was $111.82 million and $111.57 million, respectively. Details of noninterest expense follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Noninterest expense:
Salaries and employee benefits	$20,982	$19,476	$61,668	$57,249
Net occupancy expense	1,652	2,237	5,660	6,608
Furniture and equipment expense	3,817	3,519	11,155	10,429
Depreciation - leased equipment	3,795	4,650	11,909	14,250
Professional fees	1,385	1,326	4,232	3,502
Supplies and communication	1,387	1,312	4,165	4,022
Business development and marketing expense	1,008	968	2,925	2,454
Intangible asset amortization	339	325	1,030	975
Loan and lease collection and repossession expense	1,866	1,387	4,346	4,211
FDIC and other insurance	913	874	2,716	3,508
Other expense	49	1,074	2,013	4,359
Total noninterest expense	$37,193	$37,148	$111,819	$111,567

Noninterest expense was flat for the third quarter and year-to-date 2012 as compared to the same periods in 2011.

Salaries and employee benefits increased $1.51 million or 7.73% and $4.42 million or 7.72% in the three and nine months ended September 30, 2012 respectively, versus the three and nine months ended September 30, 2011.  Salaries were higher mainly due to increased base salaries and commission expense.  Benefits increased primarily due to higher group insurance costs.

Net occupancy expense was lower by $0.59 million or 26.15% for the third quarter of 2012 and $0.95 million or 14.35% for year-to-date 2012 compared to the same periods one year ago.  The decline was primarily a result of reduced real estate taxes.

Furniture and equipment expense increased $0.30 million or 8.47% and 0.73 million or 6.96% for the three and nine months ended September 30, 2012, respectively versus the three and nine months ended September 30, 2011.  Furniture and equipment expense was higher mainly due to increased equipment depreciation, computer processing charges and software maintenance costs offset by lower aircraft maintenance expense.

During the third quarter and first nine months of 2012, depreciation on leased equipment decreased $0.86 million or 18.39% and $2.34 million or 16.43% respectively, in conjunction with the decrease in equipment rental income as compared to the same periods one year ago.

Professional fees increased $0.06 million or 4.45% and $0.73 million or 20.85% for the three and nine month periods ended September 30, 2012 respectively, as compared to the three and nine month periods ended September 30, 2011.  The increase in professional fees in 2012 was primarily the result of higher consulting fees.

Business development and marketing increased $0.04 million or 4.13% for the three months ended September 30, 2012 versus the three months ended September 30, 2011 and $0.47 million or 19.19% for the nine months ended September 30, 2012 versus the nine months ended September 30, 2011.  The higher expense was primarily due to increased marketing promotions.

Loan and lease collection and repossession expense was higher by $0.48 million or 34.53% and $0.14 million or 3.21% in the third quarter and first nine months of 2012, respectively as compared to the same periods in 2011 mainly due to lower gains on sales of other real estate properties and higher repurchased mortgage loan losses in 2012 compared to 2011.

FDIC and other insurance expense increased $0.04 million or 4.46% for the three months ended and decreased $0.79 million or 22.58% for the nine months ended September 30, 2012, respectively compared to the three and nine months ended September 30, 2011.  The lower premium expense in 2012 was a result of a new assessment base and rates imposed by the FDIC.

Other expenses decreased $1.03 million or 95.44% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to a gain on sale of the corporate headquarters’ parking garage of $1.61 million (or $1.00 million net of tax).  Other expense decreased $2.35 million or 53.82% for the nine months ended September 30, 2012 over the same period one year ago mainly due to a lower provision on unfunded loan commitments and the gain on sale of the corporate headquarters’ parking garage in 2012.

INCOME TAXES

The provision for income taxes for the three and nine month periods ended September 30, 2012 was $7.36 million and $19.82 million, respectively compared to $6.91 million and $19.57 million for the same periods in 2011.  The effective tax rates were 36.15% and 37.45% for the third quarter ended September 30, 2012 and 2011, respectively and 34.71% and 34.59% for the nine months ended September 30, 2012 and 2011, respectively.  Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2011.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs (1)	the plans or programs
July 01 - 31, 2012	—	$—	—	1,020,192
Aug 01 - 31, 2012	—	—	—	1,020,192
Sept 01 - 30, 2012	208	19.21	208	1,019,984

(1)  1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 980,016 shares.

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

1st Source Corporation

DATE	October 25, 2012	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	October 25, 2012	/s/ LARRY E. LENTYCH
Larry E. Lentych
Treasurer and Chief Financial Officer
Principal Accounting Officer