Form 10-K
period 2012-12-31
1ST SOURCE CORP
filed 2013-02-22
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $425,967,467

The number of shares outstanding of each of the registrant’s classes of stock as of February 8, 2013: Common Stock, without par value — 24,357,874 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement for the 2013 annual meeting of shareholders to be held April 25, 2013, are incorporated by reference into Part III.

Part I

Item 1.  Business.

1st Source Corporation

1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 76 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank’s Specialty Finance Group, with 22 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction equipment, and environmental equipment. While concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2012, we had consolidated total assets of $4.55 billion, loans and leases of $3.33 billion, deposits of $3.62 billion, and total shareholders’ equity of $558.66 million.

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

Consumer Services — 1st Source Bank provides a full range of consumer banking services, including checking accounts, on-line banking including bill payment, telephone banking, mobile banking, savings programs, installment and real estate loans, home equity loans and lines of credit, drive-through and night deposit services, safe deposit facilities, automated teller machines, debit and credit card services, financial literacy seminars and brokerage services.

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

1st Source Insurance, Inc.

1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance products and services to individuals and businesses covering corporate and personal property, casualty insurance, and individual and group health and life insurance. 1st Source Insurance, Inc. has eight offices.

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

1st Source Master Trust

Our unconsolidated subsidiary includes 1st Source Master Trust. This subsidiary was created for the purpose of issuing $57.00 million of trust preferred securities and lending the proceeds to 1st Source. We guarantee, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

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

We compete against these financial institutions by being convenient to do business with, and by taking the time to listen and understand our clients’ needs. We deliver personalized, one-on-one banking through knowledgeable local members of the community always keeping the clients best interest in mind while offering a full array of products and highly personalized services. We rely on our history and our reputation in northern Indiana dating back to 1863.

Employees

At December 31, 2012, we had approximately 1,180 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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

The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. As discussed below, the Gramm-Leach-Bliley Act (GLBA), which was enacted in 1999, established a new type of bank holding company known as a “financial holding company” that has powers that are not otherwise available to bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provided for the recapitalization of the former Bank Insurance Fund, deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2012, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 6.00%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

FDIC Deposit Insurance Assessments — On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation (FDIC) published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15 percent within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009.

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

The debt guarantee program under the TLGP initially permitted participating entities to issue FDIC-guaranteed senior unsecured debt until June 30, 2009, with the FDIC’s guarantee for such debt to expire on the earlier of the maturity of the debt (or the conversion date, for mandatory convertible debt) or June 30, 2012. On March 17, 2009, the FDIC extended the debt guarantee portion of the TLGP from June 30, 2009 to October 31, 2009 and imposed a surcharge on debt issued with a maturity of one year or more beginning in the second quarter to gradually phase out the program. There were no further extensions of the debt guarantee program, and the program concluded on October 31, 2009.  The FDIC’s guarantee of debt issued before that date expired on December 31, 2012.

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

Under the Troubled Asset Relief Program established by EESA, the U.S. Treasury Department (Treasury) announced a Capital Purchase Program (CPP). CPP was designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and support the U.S. economy. Under the program, Treasury could purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program was available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that submitted applications to Treasury by November 14, 2008. EESA provided for Treasury to determine an applicant’s eligibility to participate in the CPP after consulting with the appropriate federal banking agency.

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

Gramm-Leach-Bliley Act of 1999 — The GLBA is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary. We do not currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary.

Financial Privacy — In accordance with the GLBA, Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We are also subject to various state laws that generally require us to notify any customer whose personal financial information may have been released to an unauthorized person as the result of a breach of our data security policies and procedures.

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

The regulations adopted by the Treasury under the USA Patriot Act require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering, and terrorist financing. Additionally, the regulations require that we, upon request from the appropriate Federal regulatory agency, provide records related to anti-money laundering, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and perform other related duties.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution.

Regulations Governing Capital Adequacy — The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank will be required to submit an acceptable plan for achieving compliance with the capital guidelines and will be subject to denial of applications and appropriate supervisory enforcement actions. The various regulatory capital requirements that we are subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 19 of the Notes to Consolidated Financial Statements.

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

Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Bank must maintain reserves of 3.00% against net transaction accounts greater than $12.40 million and up to $79.50 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $79.50 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.

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

Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act of 2002 (SOA) includes provisions intended to enhance corporate responsibility and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws, and which increase penalties for accounting and auditing improprieties at public traded companies. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Exchange Act.

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

The SOA also addresses functions and responsibilities of audit committees of public companies.  The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The SOA authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The SOA also requires public companies to prepare an internal control report and assessment by management, along with an attestation to this report prepared by the company’s independent registered public accounting firm, in their annual reports to stockholders.

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

The Dodd-Frank Act also makes permanent the temporary increase in deposit insurance coverage from $100,000 to $250,000 that was included in the EESA, and extended until December 31, 2012 the period during which the FDIC provided unlimited deposit insurance for “noninterest-bearing transaction accounts.” After that date, deposit insurance coverage of non-interest bearing transaction accounts at an insured depository institution is subject to the same restrictions that apply to other deposit accounts at the institution.

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

Because many of the regulations required to implement the Dodd-Frank Act have not yet been issued, the statute’s effect on the financial services industry in general, and on us in particular, is uncertain at this time.  The Dodd-Frank Act is likely to affect our cost of doing business, however, and may limit or expand the scope of our permissible activities and affect the competitive balance within our industry and market areas. Our management continues to monitor the implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition, and results of operations.

Basel III — In June 2012, the Federal Reserve and the other federal banking agencies issued a proposed rule that would revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (Basel III). As proposed, the rule would require banks and bank holding companies to maintain a minimum amount of capital in the form of tangible common equity, and would generally increase the required capital ratios and change the risk weightings of assets used to determine those ratios. The proposed rule would also require new deductions from capital for certain intangible assets, including mortgage servicing assets and deferred tax assets exceeding specified thresholds. The proposed rule would also require institutions seeking the freedom to make capital distributions and to pay discretionary bonuses to executive officers without restriction to maintain a 2.5% common equity “capital conservation buffer,” which would be phased in from January 1, 2016 through January 1, 2019. This capital conservation buffer is in addition to the other minimum risk-based capital standards in the rule.

The proposed rule would also eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, and would  eliminate the Tier 1 treatment of trust preferred securities (as required by the Dodd-Frank Act) following a phase-in period beginning in 2013. The Company has outstanding two series of trust preferred securities, representing an aggregate principal amount of $58.76 million, which would no longer qualify as Tier 1 capital if the proposed rule were to be adopted as proposed and after it is fully implemented.

As originally proposed, these capital standards were to become effective on January 1, 2013. On November 9, 2012, however, the banking agencies announced that they do not expect that the proposed rule would become effective on that date. The agencies did not indicate the likely new effective date.

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

Certain investments could have a negative impact — As a result of recent economic conditions, some municipalities are struggling to meet financial obligations. We have investment securities which are subject to credit risk if the issuers are unable to meet their obligations to us. Although we believe the issuers will be able to meet their obligations, there can be no certainty regarding future results. In addition, we face further credit analysis requirements as a result of the Dodd-Frank Act and rules promulgated by the Federal Reserve.

Our liability for residential mortgage loan repurchases could be insufficient — The agreements under which we sell residential mortgage loans in the secondary market contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase the loan. We have established a mortgage loan repurchase liability which represents our best estimate of the losses we may incur. This estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. Within the industry, repurchase demands in recent years have increased and while we believe the loans we have underwritten and sold have met or exceeded applicable transaction parameters, we must acknowledge the current trend of mortgage insurance rescissions and speculative repurchase requests. If significant additions to our existing repurchase liability are required, it could have a material adverse impact on our financial condition and results of operations.

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

Liquidity Risks

We could have liquidity risks associated with our Indiana public fund deposits — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board for Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity.

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

Technology security breaches and constant technological change — Information security risks have increased significantly due to the use of online, telephone, and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Any compromise of our security could deter our clients from using our banking services. We depend on the services of a variety of third party vendors to meet data processing and communication needs. We rely on security systems to provide the security and authentication necessary to effect secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We also maintain a cyber insurance policy that is designed to cover loss resulting from cyber security breaches. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2012, 1st Source leases approximately 69% of the office space in this complex.

At December 31, 2012, we also owned property and/or buildings on which 54 of 1st Source Bank’s 76 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, Whitley, and Wells Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, warehouse, and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.

Item 3.  Legal Proceedings.

As previously reported, 1st Source Bank, as the trustee (the “Trustee”) of the Morris Family Trusts for Ernestine M. Raclin, Chairman Emeritus of the Company, and other beneficiaries, requested approval of the Probate Court of St. Joseph County Indiana to divide the Morris Family Trusts into four separate family trust lines. The Trustee also sought other relief regarding the trusts including approving its accounts. The action was taken in light of possible changes in tax laws and for financial and estate planning purposes, including the possible divesture of some 1st Source Corporation common stock owned by the Trusts. Shares at issue in the probate action held by the Morris Family Trusts represent approximately 22% of the outstanding common stock of the Company.

The four family trust lines correspond to the four children of Mrs. Raclin. In a response filed on September 28, 2012, two of the siblings and their respective children filed a joint answer to the Trustee’s petition and a counter-petition setting forth their objection to the Trustee’s proposed division of the Morris Family Trusts into four family trust lines. They also sought affirmative relief, alleging that the Trustee has breached its duties by, among other things, acquiring an inappropriate and unreasonably high concentration in common stock of the Company in 1971 and, for decades thereafter, failing to prudently, impartially and timely diversify the assets of the Morris Family Trusts uninfluenced by the impact on the Company or its executives.

The relief sought includes removal of the Trustee, unspecified damages and payment by 1st Source Bank of all fees, costs and expenses incurred by the Trustee for, among other things, all matters related to the preparation and prosecution of the probate action. Mrs. Raclin, the two remaining siblings and their children, respectively, filed their joint answer to the petition indicating their previous and ongoing support for the Trustee’s acquisition of and continuing investment in the common stock of the Company. The Company believes there is no basis for the relief requested in the objection and counter-petition. The Trustee intends to defend the matter vigorously.

1st Source and our subsidiaries are involved in various other legal proceedings incidental to the conduct of our businesses. Our management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

	2012 Sales Price		Cash Dividends	2011 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$26.79	$23.54	$0.16	$20.90	$17.86	$0.16
June 30	24.86	20.51	0.16	21.33	19.10	0.16
September 30	23.97	21.40	0.17	24.00	19.36	0.16
December 31	23.15	19.70	0.17	26.06	19.91	0.16

As of February 08, 2013, there were 948 holders of record of 1st Source common stock

Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

* Assumes $100 invested on December 31, 2007, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.

** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.

*** The peer group is a market-capitalization-weighted stock index of 151 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.

NOTE: Total return assumes reinvestment of dividends.

The following table summarizes our share repurchase activity during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2012	—	$—	—	1,020,192
November 01 - 30, 2012	3,500	19.91	3,500	1,016,692
December 01 - 31, 2012	46,666	21.74	46,666	970,026

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 1,029,974 shares.

Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note 19 of the Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
Interest income	$182,085	$187,523	$200,626	$200,412	$235,308
Interest expense	30,309	39,123	53,129	72,200	103,148
Net interest income	151,776	148,400	147,497	128,212	132,160
Provision for loan and lease losses	5,752	3,129	19,207	31,101	16,648
Net interest income after provision for loan and lease losses	146,024	145,271	128,290	97,111	115,512
Noninterest income	81,192	80,872	86,691	85,530	84,003
Noninterest expense	151,536	152,354	154,505	151,123	153,114
Income before income taxes	75,680	73,789	60,476	31,518	46,401
Income taxes	26,047	25,594	19,232	6,028	13,015
Net income	49,633	48,195	41,244	25,490	33,386
Net income available to common shareholders	$49,633	$48,195	$29,655	$19,074	$33,386
Assets at year-end	$4,550,693	$4,374,071	$4,445,281	$4,542,100	$4,464,174
Long-term debt and mandatorily redeemable securities at year-end	71,021	37,156	24,816	19,761	29,832
Shareholders’ equity at year-end (1)	558,655	523,918	486,383	570,320	453,664
Basic net income per common share	2.02	1.96	1.21	0.79	1.38
Diluted net income per common share	2.02	1.96	1.21	0.79	1.37
Cash dividends per common share	0.66	0.64	0.61	0.59	0.58
Dividend payout ratio	32.67%	32.65%	50.41%	74.68%	42.34%
Return on average assets	1.11%	1.09%	0.91%	0.57%	0.76%
Return on average common equity	9.10%	9.51%	6.10%	4.07%	7.52%
Average common equity to average assets	12.20%	11.51%	10.69%	10.40%	10.09%

(1) Results for 2009 include the issuance of Preferred Stock under TARP which was redeemed in the fourth quarter of 2010.

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

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made. We have expressed our expectations, beliefs, and projections in good faith and we believe they have a reasonable basis. However, we make no assurances that our expectations, beliefs, or projections will be achieved or accomplished. The results or outcomes indicated by our forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following:

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

We have identified the following three policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan and lease losses, fair value measurements, and the valuation of mortgage servicing rights. Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.  Following is a discussion of the areas we view as our most critical accounting policies.

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1 under the heading “Fair Value Measurements” and in Note 20, “Fair Value Measurements.”

Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights, whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets is established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The estimated rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Estimated mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note 20 “Fair Value Measurements.”

Earnings Summary

Net income in 2012 was $49.63 million, up from $48.20 million in 2011 and up from $41.24 million in 2010. Diluted net income per common share was $2.02 in 2012, $1.96 in 2011, and $1.21 in 2010. Return on average total assets was 1.11% in 2012 compared to 1.09% in 2011, and 0.91% in 2010. Return on average common shareholders’ equity was 9.10% in 2012 versus 9.51% in 2011, and 6.10% in 2010.

Net income in 2012 was positively impacted by a $3.38 million or 2.27% increase in net interest income from 2011, which was offset by an increase of $2.62 million or 83.83% in provision for loan and lease losses. Net income in 2011, as compared to 2010, was positively impacted by a $16.08 million or 83.71% decrease in provision for loan and lease losses, which was offset by a decrease of $5.82 million or 6.71% in noninterest income and an increase of $6.36 million or 33.08% in income tax expense.

Dividends paid on common stock in 2012 amounted to $0.66 per share, compared to $0.64 per share in 2011, and $0.61 per share in 2010. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

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

Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.69% in 2012 and 2011, compared to 3.59% in 2010. The stable margin in 2012 reflects the decline in funding costs offset by lower yields on earnings assets. The higher margin in 2011 compared to 2010 was due to a decline in funding costs. Net interest income was $151.78 million for 2012, compared to $148.40 million for 2011 and $147.50 for 2010. Tax-equivalent net interest income totaled $153.84 million for 2012, up $2.93 million from the $150.91 million reported for 2011. Tax-equivalent net interest income for 2011 was relatively flat from the $150.87 million reported in 2010.

During 2012, average earning assets increased $84.15 million while average interest-bearing liabilities decreased $46.72 million over the comparable period in 2011. The yield on average earning assets decreased 24 basis points to 4.41% for 2012 from 4.65% for 2011 due to reduced market interest rates. Total cost of average interest-bearing liabilities decreased 25 basis points to 0.94% during 2012 from 1.19% in 2011 as liabilities were impacted by decreases in market rates and rate re-pricing on maturing certificates of deposit. The result was an increase of 1 basis point to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.

The largest contributor to the decrease in the yield on average earning assets in 2012 was the 31 basis point decrease in the loan and lease portfolio yield. Average net loans and leases increased $130.91 million or 4.25% in 2012 from 2011 while the yield decreased to 5.02%.

During 2012, the tax-equivalent yield on securities available for sale decreased 30 basis points to 2.42% while the average balance decreased $17.50 million. Average mortgages held for sale increased $5.74 million during 2012 and the yield decreased 73 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper decreased $35.00 million during 2012 while the yield increased 45 basis points. The increase in yield was primarily a result of higher dividends on Federal Home Loan Bank stock.

Average interest-bearing deposits decreased $56.25 million during 2012 while the effective rate paid on those deposits decreased 28 basis points. Average noninterest-bearing demand deposits increased $75.01 million during 2012.

Average short-term borrowings decreased $11.49 million during 2012 while the effective rate paid decreased 8 basis points. Average long-term debt increased $22.29 million during 2012 as the effective rate decreased 124 basis points.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2012			2011			2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Investment securities:
Taxable	$775,103	$16,426	2.12%	$780,215	$18,533	2.38%	$743,838	$20,466	2.75%
Tax-exempt	107,289	4,939	4.60	119,680	5,921	4.95	170,415	8,201	4.81
Mortgages held for sale	16,700	592	3.54	10,959	468	4.27	52,097	2,430	4.66
Net loans and leases	3,209,490	161,253	5.02	3,078,581	164,117	5.33	3,109,508	171,843	5.53
Other investments	65,861	943	1.43	100,862	991	0.98	131,627	1,061	0.81
Total earning assets	4,174,443	184,153	4.41	4,090,297	190,030	4.65	4,207,485	204,001	4.85
Cash and due from banks	60,099			59,698			60,977
Reserve for loan and lease losses	(83,430)			(86,617)			(89,656)
Other assets	321,767			339,176			364,896
Total assets	$4,472,879			$4,402,554			$4,543,702
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$2,957,785	$21,877	0.74%	$3,014,033	$30,762	1.02%	$3,121,167	$44,605	1.43%
Short-term borrowings	137,937	169	0.12	149,428	300	0.20	164,191	800	0.49
Subordinated notes	88,425	6,484	7.33	89,692	6,589	7.35	89,692	6,589	7.35
Long-term debt and mandatorily redeemable securities	55,383	1,779	3.21	33,093	1,472	4.45	27,149	1,135	4.18
Total interest bearing liabilities	3,239,530	30,309	0.94	3,286,246	39,123	1.19	3,402,199	53,129	1.56
Noninterest bearing deposits	616,426			541,421			484,028
Other liabilities	71,292			67,948			67,011
Shareholders’ equity	545,631			506,939			590,464
Total liabilities and shareholders’ equity	$4,472,879			$4,402,554			$4,543,702
Net interest income		$153,844			$150,907			$150,872
Net interest margin on a tax equivalent basis			3.69%			3.69%			3.59%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2012 compared to 2011
Interest earned on:
Investment securities:
Taxable	$(90)	$(2,017)	$(2,107)
Tax-exempt	(581)	(401)	(982)
Mortgages held for sale	184	(60)	124
Net loans and leases	8,256	(11,120)	(2,864)
Other investments	150	(198)	(48)
Total earning assets	$7,919	$(13,796)	$(5,877)
Interest paid on:
Interest bearing deposits	$(593)	$(8,292)	$(8,885)
Short-term borrowings	(19)	(112)	(131)
Subordinated notes	(87)	(18)	(105)
Long-term debt and mandatorily redeemable securities	523	(216)	307
Total interest bearing liabilities	$(176)	$(8,638)	$(8,814)
Net interest income	$8,095	$(5,158)	$2,937
2011 compared to 2010
Interest earned on:
Investment securities:
Taxable	$1,026	$(2,959)	$(1,933)
Tax-exempt	(2,527)	247	(2,280)
Mortgages held for sale	(1,774)	(188)	(1,962)
Net loans and leases	(1,557)	(6,169)	(7,726)
Other investments	(941)	871	(70)
Total interest earning assets	$(5,773)	$(8,198)	$(13,971)
Interest paid on:
Interest bearing deposits	$(1,439)	$(12,404)	$(13,843)
Short-term borrowings	(62)	(438)	(500)
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	260	77	337
Total interest bearing liabilities	$(1,241)	$(12,765)	$(14,006)
Net interest income	$(4,532)	$4,567	$35

Noninterest Income — Noninterest income increased $0.32 million or 0.40% in 2012 from 2011 following a $5.82 million or 6.71% decrease in 2011 over 2010. Noninterest income for the most recent three years ended December 31 was as follows:

(Dollars in thousands)	2012	2011	2010
Noninterest income:
Trust fees	$16,498	$16,327	$15,838
Service charges on deposit accounts	18,807	18,488	19,323
Mortgage banking income	8,357	3,839	6,218
Insurance commissions	5,494	4,793	5,074
Equipment rental income	18,796	23,361	26,036
Other income	12,660	12,665	11,909
Investment securities and other investment gains	580	1,399	2,293
Total noninterest income	$81,192	$80,872	$86,691

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by $0.17 million or 1.05% in 2012 from 2011 compared to an increase of $0.49 million or 3.09% in 2011 over 2010. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2012 and 2011 was $3.40 billion and $3.30 billion, respectively. At December 31, 2012, these trust assets were comprised of $2.01 billion of personal and agency trusts, $966.54 million of employee benefit plan assets, $309.63 million of estate administration assets and individual retirement accounts, and $113.29 million of custody assets. The increase in trust fees in 2012 and 2011 was primarily a result of an increase in the market values of investment accounts.

Service charges on deposit accounts increased $0.32 million or 1.73% in 2012 from 2011 compared to a decrease of $0.84 million or 4.32% in 2011 from 2010. The improvement in service charges on deposit accounts in 2012 was primarily due to higher usage of debit cards offset by lower volume of nonsufficient fund transactions. The decline in service charges on deposit accounts in 2011 from 2010 largely reflects a lower volume of nonsufficient fund transactions.

Mortgage banking income increased $4.52 million or 117.69% in 2012 over 2011, compared to a decrease of $2.38 million or 38.26% in 2011 over 2010. In 2012, we had $0.24 million in valuation recovery adjustments of mortgage servicing rights compared to $0.24 million in valuation impairment adjustments of mortgage servicing rights in 2011 and no mortgage servicing rights impairment in 2010. During 2012, 2011 and 2010, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets. During 2012, mortgage banking income was also positively impacted by higher loan production volumes and higher margins on loan sales. Mortgage banking income was impacted by reduced loan production volumes in 2011 as a result of exiting wholesale broker lending in late 2010.

Insurance commissions increased $0.70 million or 14.63% in 2012 from 2011 compared to a decrease of $0.28 million or 5.54% in 2011 from 2010. The increase in 2012 was due to the acquisition of a benefits agency’s book of business in January 2012. The lower commission income in 2011 was mainly due to reduced contingent commissions, primarily as a result of a higher level of claims activity in our books of business and intense competition which drove premiums lower.

Equipment rental income generated from operating leases declined by $4.57 million or 19.54% during 2012 from 2011 compared to a decrease of $2.68 million or 10.27% during 2011 from 2010. The average equipment rental portfolio decreased 19.10% in 2012 over 2011 and 8.79% in 2011 over 2010 resulting in lower rental income. In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.

Investment securities and other investment gains totaled $0.58 million for the year ended 2012 compared to gains of $1.40 million for the year ended 2011 and gains of $2.29 million for the year ended 2010. During 2012, we recorded investment portfolio gains on the sale of corporate equity and agency securities and recognized partnership valuation net gains. In 2011, we recorded gains on the sale of agency securities. In 2010, we recognized a gain on sale of a venture capital investment of $1.62 million and had other partnership gains of $0.64 million.

Other income was flat in 2012 from 2011 and increased $0.76 million or 6.35% in 2011 from 2010. The increase in 2011 was mainly due to higher earnout fees on the sale of assets of Investment Advisors related to the management of the 1st Source Monogram Funds.

Noninterest Expense — Noninterest expense decreased $0.82 million or 0.54% in 2012 over 2011 following a $2.15 million or 1.39% decrease in 2011 from 2010. Noninterest expense for the recent three years ended December 31 was as follows:

(Dollars in thousands)	2012	2011	2010
Noninterest expense:
Salaries and employee benefits	$82,599	$77,261	$75,815
Net occupancy expense	7,819	8,714	8,788
Furniture and equipment expense	15,406	14,130	12,543
Depreciation — leased equipment	15,202	18,650	20,715
Professional fees	6,083	5,508	6,353
Supplies and communications	5,701	5,453	5,499
FDIC and other insurance	3,602	4,421	6,256
Business development and marketing expense	4,232	4,032	3,774
Loan and lease collection and repossession expense	5,772	6,724	6,227
Intangible asset amortization	1,325	1,300	1,324
Other expense	3,795	6,161	7,211
Total noninterest expense	$151,536	$152,354	$154,505

Total salaries and employee benefits increased $5.34 million or 6.91% in 2012 from 2011, following a $1.45 million or 1.91% increase in 2011 from 2010.

Employee salaries increased $3.72 million or 5.94% in 2012 from 2011 compared to being flat in 2011 from 2010. The increase in 2012 was primarily due to higher base salaries, executive incentive expense and loan producer commissions. Larger base salary expense was primarily due to more full time equivalent employees and annual performance raises. Loan producer commissions were higher due to increased residential mortgage loan production volumes.

Employee benefits grew by $1.62 million or 11.04% in 2012 from 2011, compared to an increase of $1.48 million or 11.21% in 2011 from 2010. The increase in 2012 and 2011 was primarily due to higher group insurance costs.

Occupancy expense decreased $0.90 million or 10.27% in 2012 from 2011, compared to remaining stable in 2011 from 2010. The lower expense in 2012 was mainly due to reduced real estate taxes as a result of the successful appeals of assessed values.

Furniture and equipment expense, including depreciation, increased $1.28 million or 9.03% in 2012 from 2011 compared to an increase of $1.59 million or 12.65% in 2011 from 2010. The higher expense during 2012 was in the areas of equipment depreciation, computer processing charges and software maintenance. The increase in 2011 was primarily due to higher computer processing charges, Mastercard operating expense and aircraft maintenance.

Depreciation on equipment owned under operating leases decreased $3.45 million or 18.49% in 2012 from 2011, following a $2.07 million or 9.97% decrease in 2011 from 2010. In 2012 and 2011, depreciation on equipment owned under operating leases decreased in conjunction with the decrease in equipment rental income.

Professional fees grew by $0.58 million or 10.44% in 2012 from 2011, compared to a $0.85 million or 13.30% decrease in 2011 from 2010. The increase in 2012 was primarily due to higher consulting fees offset by lower legal fees. During 2011, reduced legal and consulting fees resulted in lower professional fees than 2010.

Supplies and communications expense increased $0.25 million or 4.55% in 2012 from 2011 after being flat in 2011 as compared to 2010. During 2012, data communication costs were higher than prior year.

FDIC and other insurance expense declined $0.82 million or 18.53% in 2012 over 2011 versus a $1.84 million or 29.33% decrease in 2011 over 2010. The decrease in 2012 and 2011 was due to a change in FDIC premium calculations in the second quarter 2011 based on average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits.

Business development and marketing expense increased $0.20 million or 4.96% in 2012 from 2011 compared to a $0.26 million or 6.84% increase in 2011 from 2010. Increased promotions and marketing activity resulted in higher costs in 2012. The increase in 2011 from 2010 was primarily related to business development costs.

Loan and lease collection and repossession expenses decreased $0.95 million or 14.16% in 2012 from 2011 compared to an increase of $0.50 million or 7.98% in 2011 from 2010. Loan and lease collection and repossession expense was lower in 2012 mainly due to reduced ORE operating costs, collection and repossession expense, and valuation adjustments as credit quality slowly improves. These reductions were offset by higher mortgage loan repurchase losses. The increase in 2011 was primarily a result of higher ORE operating costs and valuation adjustments and mortgage loan repurchase losses offset by lower valuation adjustments on repossessed aircraft in 2011 as compared to 2010.

Intangible asset amortization increased $0.03 million or 1.92% in 2012 from 2011 compared to a $0.02 million or 1.81% decrease in 2011 from 2010. Due to the acquisition of a benefits agency’s book of business in January 2012, intangible asset amortization increased over 2011. During early 2011, deposit intangibles from a prior acquisition fully amortized causing 2011 expense to be lower than 2010.

Other expenses decreased $2.37 million or 38.40% in 2012 as compared to 2011 and decreased $1.05 million or 14.56% in 2011 from 2010. The decline in 2012 was mainly due to a lower provision on unfunded loan commitments and the gain on sale of the corporate headquarters’ parking garage. Other expense decreased in 2011 primarily due to a gain on sale of the corporate aircraft offset by a charge for provision on unfunded loan commitments.

Income Taxes — 1st Source recognized income tax expense in 2012 of $26.05 million, compared to $25.59 million in 2011, and $19.23 million in 2010. The effective tax rate in 2012 was 34.42% compared to 34.69% in 2011, and 31.80% in 2010. The effective tax rate was higher in 2012 and 2011 compared to 2010 due to a decrease in tax-exempt interest in relation to income before taxes. Additionally, during the first quarter of 2011 we reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefit in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million. For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 16 of the Notes to Consolidated Financial Statements.

Financial Condition

Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial and agricultural loans	$639,069	$545,570	$530,228	$546,222	$643,440
Auto, light truck and environmental equipment	438,147	435,965	396,500	349,741	353,838
Medium and heavy duty truck	172,002	159,796	162,824	204,545	243,375
Aircraft financing	696,479	620,782	614,357	617,384	632,121
Construction equipment financing	278,974	261,204	285,634	313,300	375,983
Commercial real estate	554,968	545,457	594,729	580,709	574,394
Residential real estate	438,641	423,606	390,951	371,514	344,355
Consumer loans	109,273	98,163	95,400	109,735	130,706
Total loans and leases	$3,327,553	$3,090,543	$3,070,623	$3,093,150	$3,298,212

At December 31, 2012, 13.2% of total loans and leases were concentrated with auto rental and leasing.

Loans and leases, net of unearned discount, at December 31, 2012, were $3.33 billion and were 73.12% of total assets, compared to $3.09 billion and 70.66% of total assets at December 31, 2011. Average loans and leases, net of unearned discount, increased $130.91 million or 4.25% and decreased $30.93 million or 0.99% in 2012 and 2011, respectively.

Commercial and agricultural lending, excluding those loans secured by real estate, increased $93.50 million or 17.14% in 2012 over 2011. Commercial and agricultural lending outstandings were $639.07 million and $545.57 million at December 31, 2012 and December 31, 2011, respectively. This increase was mainly attributed to an improved economy in our target markets, resulting in greater line of credit usage and the financing of increased capital expenditures by our clients. In 2012, we also grew our business client base.

Auto, light truck, and environmental equipment financing increased very slightly in 2012 over 2011. At December 31, 2012, auto, light truck, and environmental equipment financing had outstandings of $438.15 million and $435.97 million at December 31, 2011.

Medium and heavy duty truck loans and leases grew by $12.21 million or 7.64% in 2012. Medium and heavy duty truck financing at December 31, 2012 and 2011 had outstandings of $172.00 million and $159.80 million, respectively. Most of the increase at December 31, 2012 from December 31, 2011 can be attributed to clients reacting to their aging equipment by normalizing their replacement policies. Consequently, demand has increased as the trucking industry acquired new equipment.

Aircraft financing at year-end 2012 increased $75.70 million or 12.19% from year-end 2011. Aircraft financing at December 31, 2012 and 2011 had outstandings of $696.48 million and $620.78 million, respectively. The increase was mainly due to a recovering business climate, a perception in the markets that business aircraft values had bottomed and reduced aircraft lending competition.

Construction equipment financing increased $17.77 million or 6.80% in 2012 compared to 2011. Construction equipment financing at December 31, 2012 had outstandings of $278.97 million, compared to outstandings of $261.20 million at December 31, 2011. The increase in this category was primarily due to a gradual improvement in the construction industry and the need to replace older equipment.

Commercial loans secured by real estate, the majority of which is owner occupied, increased slightly during 2012 over 2011. Commercial loans secured by real estate outstanding at December 31, 2012 were $554.97 million and $545.46 million at December 31, 2011.

Residential real estate loans were $438.64 million at December 31, 2012 and $423.61 million at December 31, 2011. Residential real estate loans increased $15.04 million or 3.55% in 2012 from 2011. The increase in residential mortgage lending was primarily due to a higher volume of refinance activity as a result of lower market interest rates and our decision to retain more loans in our portfolio.

Consumer loans increased $11.11 million or 11.32% in 2012 over 2011. Consumer loans outstanding at December 31, 2012, were $109.27 million and $98.16 million at December 31, 2011. The increase during 2012 was due to higher demand in auto and personal loans as a result of lower interest rates.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2012.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$338,635	$250,694	$49,740	$639,069
Auto, light truck and environmental equipment	189,849	247,378	920	438,147
Medium and heavy duty truck	52,425	116,697	2,880	172,002
Aircraft financing	197,777	397,635	101,067	696,479
Construction equipment financing	77,662	184,310	17,002	278,974
Total	$856,348	$1,196,714	$171,609	$2,224,671

The amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$684,682	$512,032	$1,196,714
Over 5 Years	33,763	137,846	171,609
Total	$718,445	$649,878	$1,368,323

During 2012, approximately 70% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $10.88 million at December 31, 2012 and were $12.64 million at December 31, 2011. Although 1st Source Bank is participating in the U.S. Treasury Making Home Affordable programs, we do not feel it has a material effect on our financial condition or results of operations.

1st Source Bank sells residential mortgage loans to Fannie Mae and Freddie Mac, as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in recent years. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as “repurchases.” Within the industry, repurchase demands have increased during recent years. While we believe the loans we have underwritten and sold to these entities have met or exceeded applicable transaction parameters, we must acknowledge the trend of mortgage insurance rescissions and speculative repurchase requests.

Our liability for repurchases, included in accrued expenses and other liabilities on the Statements of Financial Condition, was $1.59 million and $1.14 million as of December 31, 2012 and 2011, respectively. Our expense for repurchase losses, included in loan and lease collection and repossession expense on the Statements of Income, was $2.05 million in 2012 compared to $1.47 million in 2011 and $1.09 million in 2010. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

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

During 2012, the medium-term portion of the look-back period was four years given that 2009 through 2012 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent four year period in our calculation, as we feel it is most consistent with our current expectations for 2013. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues, particularly the European debt crisis. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.

The European debt crisis continues to be a large shadow hanging over the global economy. Problems in Europe eroded confidence and deepened fears of businesses and consumers in the U.S. and around the world.  While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we increased our loss ratios across all portfolios as of year-end 2011 and continued to include this risk factor in our analysis throughout 2012.

Another area of concern continues to be our aircraft portfolio. Several aircraft borrowers who are experiencing financial difficulty have significant commercial real estate exposure. The severe recession and the protracted recovery have had a negative effect on our borrowers and global economic concerns have resulted in steeply declining aircraft values. As a result of current economic conditions and the depressed private jet market as evidenced by declines in new jet deliveries and softening of used jet prices, we continue to experience relatively high loss ratios in this portfolio. We reduced the ratios slightly in 2012 as the velocity of deterioration in collateral values has slowed, although we have not seen any significant sustained up-tick in values.

We experienced ongoing improvement in the medium and heavy duty truck portfolio during 2012. We recognized sizable losses during 2009 and the first half of 2010; however, there were no charge-offs during the most recent thirty months. Current industry concerns are focused on new regulation for driver hours of service, higher equipment costs, long-term rising fuel costs and ongoing concerns with driver turnover and driver shortages. Nevertheless, the underlying industry fundamentals are improving. As a result, we reduced some of the risk factors in our calculated reserve ratio slightly again in 2012.

Our construction equipment portfolio is characterized by stable outstanding loan balances and improved credit quality in 2012. The construction industry, which was hard hit during the recession, is positioned to benefit from an improved housing market and increased demand in the energy sector. Historically, 1st Source Bank has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and the advantage of strong collateral values due to the global market for used construction equipment. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.

The auto, light truck and environmental equipment portfolio has been a source of loan growth during this time of economic turmoil. Industry dynamics changed favorably for auto rental operations with stable to increasing rental rates, strong used car prices and improved efficiencies in the business model with downsized fleets and fewer repurchase vehicles. We sustained a significant loss on one auto rental account in 2012 as a result of fraudulent activity by the borrower. Recognizing the higher potential for fraud related losses and our recent experience, we made an upward adjustment in the reserve ratio for the auto portfolio. As a result of realizing a full recovery on our largest environmental equipment charge-off, we reduced slightly the reserve ratio for the environmental equipment portfolio.

There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is somewhat mixed. While recent economic news indicates improvement, the economy remains weak and small business owners remained concerned. With the struggling job market, unemployment remains high nationally and is somewhat higher in our local region, which also bodes poorly for our consumer portfolios. The outlook for the agriculture portfolio is strong, with high and increasing crop prices and land values. Agricultural input costs are higher, but the strong commodity prices are more than offsetting the increased input costs. We have reviewed the calculated loss ratios and the environmental factors and concentration issues affecting these portfolios and incorporated minor adjustments to the reserve ratios as deemed appropriate.

The reserve for loan and lease losses at December 31, 2012, totaled $83.31 million and was 2.50% of loans and leases, compared to $81.64 million or 2.64% of loans and leases at December 31, 2011 and $86.87 million or 2.83% of loans and leases at December 31, 2010. It is our opinion that the reserve for loan and lease losses was appropriate to absorb losses inherent in the loan and lease portfolio as of December 31, 2012.

Charge-offs for loan and lease losses were $7.64 million for 2012, compared to $12.59 million for 2011 and $24.11 million for 2010. Charge-offs decreased in 2012 and 2011 due to a decrease in nonperforming loans and leases reflecting a slowly improving economy. In 2012, the large auto rental account loss accounted for almost fifty percent of gross losses and in excess of ninety percent of net charge-offs. The provision for loan and lease losses was $5.75 million for 2012, compared to the provision for loan and lease losses of $3.13 million for 2011 and the provision for loan and lease losses of $19.21 million for 2010. The higher provision for loan and lease losses in 2010 was due to the deterioration in the loan portfolio mainly due to the deterioration in the economy which led to a decline in underlying collateral values.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Amounts of loans and leases outstanding at end of period	$3,327,553	$3,090,543	$3,070,623	$3,093,150	$3,298,212
Average amount of net loans and leases outstanding during period	$3,209,490	$3,078,581	$3,109,508	$3,154,820	$3,263,276
Balance of reserve for loan and lease losses at beginning of period	$81,644	$86,874	$88,236	$79,776	$66,602
Charge-offs:
Commercial and agricultural loans	524	1,667	4,000	8,809	1,580
Auto, light truck and environmental equipment	3,795	346	1,014	2,750	234
Medium and heavy duty truck	—	—	1,879	2,071	924
Aircraft financing	600	4,681	6,507	7,812	462
Construction equipment financing	120	853	2,372	1,476	1,695
Commercial real estate	471	3,120	6,219	2,654	761
Residential real estate	594	282	486	99	118
Consumer loans	1,532	1,640	1,629	2,544	2,619
Total charge-offs	7,636	12,589	24,106	28,215	8,393
Recoveries:
Commercial and agricultural loans	484	1,923	1,612	3,193	1,177
Auto, light truck and environmental equipment	1,223	175	80	310	330
Medium and heavy duty truck	192	2	50	5	248
Aircraft financing	711	964	636	983	2,230
Construction equipment financing	268	308	345	444	139
Commercial real estate	223	346	105	28	—
Residential real estate	43	56	47	8	171
Consumer loans	407	456	662	603	624
Total recoveries	3,551	4,230	3,537	5,574	4,919
Net charge-offs	4,085	8,359	20,569	22,641	3,474
Provision for loan and lease losses	5,752	3,129	19,207	31,101	16,648
Balance at end of period	$83,311	$81,644	$86,874	$88,236	$79,776
Ratio of net charge-offs to average net loans and leases outstanding	0.13%	0.27%	0.66%	0.72%	0.11%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.50%	2.64%	2.83%	2.85%	2.42%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	226.03%	143.49%	115.50%	104.84%	212.30%

Net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type follow:

	2012	2011	2010	2009	2008
Commercial and agricultural loans	0.01%	(0.05)%	0.44%	0.95%	0.06%
Auto, light truck and environmental equipment	0.56	0.04	0.24	0.73	(0.03)
Medium and heavy duty truck	(0.11)	—	0.99	0.93	0.25
Aircraft financing	(0.02)	0.61	0.96	1.09	(0.30)
Construction equipment financing	(0.05)	0.20	0.67	0.30	0.41
Commercial real estate	0.05	0.49	1.05	0.45	0.14
Residential real estate	0.13	0.06	0.11	0.03	(0.02)
Consumer loans	1.08	1.24	0.95	1.63	1.44
Total net charge-offs to average portfolio loans and leases	0.13%	0.27%	0.66%	0.72%	0.11%

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

	2012		2011		2010		2009		2008
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases		Leases		Leases		Leases		Leases
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and	Reserve	Loans and
(Dollars in thousands)	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases	Amount	Leases
Commercial and agricultural loans	$12,326	19.21%	$13,091	17.65%	$20,544	17.27%	$24,017	17.66%	$22,694	19.51%
Auto, light truck, and environmental equipment	9,584	13.17	8,469	14.11	7,542	12.91	9,630	11.31	9,709	10.73
Medium and heavy duty truck	3,001	5.17	3,742	5.17	5,768	5.30	6,186	6.61	8,785	7.38
Aircraft financing	34,205	20.93	28,626	20.09	29,811	20.01	24,807	19.96	18,883	19.17
Construction equipment financing	5,390	8.38	6,295	8.45	8,439	9.30	8,875	10.13	10,516	11.40
Commercial real estate	13,778	16.68	16,772	17.65	11,177	19.37	10,453	18.76	4,939	17.41
Residential real estate	3,652	13.18	3,362	13.70	2,518	12.73	880	12.02	755	10.44
Consumer loans	1,375	3.28	1,287	3.18	1,075	3.11	3,388	3.55	3,495	3.96
Total	$83,311	100.00%	$81,644	100.00%	$86,874	100.00%	$88,236	100.00%	$79,776	100.00%

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

Nonperforming assets amounted to $42.27 million at December 31, 2012, compared to $72.48 million at December 31, 2011, and $88.71 million at December 31, 2010. During 2012, interest income on nonaccrual loans and leases would have increased by approximately $3.58 million compared to $3.90 million in 2011 if these loans and leases had earned interest at their full contractual rate.

Nonperforming assets at December 31, 2012 decreased from December 31, 2011, mainly due to decreases in nonaccrual loans and leases and repossessed aircraft. The decrease in nonaccrual loans and leases was spread among the various loan portfolios except for an increase in consumer and construction equipment financing. The largest dollar decreases during the most recent year occurred in the aircraft and commercial real estate portfolios.

As of December 31, 2012, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate. These impaired loans totaled approximately $15.70 million which were comprised of $12.89 million secured by commercial real estate and included in commercial real estate loans, $1.52 million secured by aircraft and included in aircraft financing and $1.29 million secured by construction equipment and included in construction equipment financing. We have limited exposure to commercial real estate. However, our borrowers with commercial real estate exposure have suffered as a result of declining real estate values and minimal sales activity. Furthermore, aircraft values for some models have been declining since 2010, increasing the risk in aircraft secured transactions.

Nonperforming assets at December 31 (Dollars in thousands)	2012	2011	2010	2009	2008
Loans past due over 90 days	$442	$460	$361	$628	$1,022
Nonaccrual loans and leases
Commercial and agricultural loans	9,179	10,966	8,083	9,507	5,399
Auto, light truck and environmental equipment	858	2,002	3,330	9,200	709
Medium and heavy duty truck	52	1,599	5,068	11,624	7,801
Aircraft financing	5,292	12,526	17,897	6,024	9,975
Construction equipment financing	5,285	4,137	8,568	7,218	1,934
Commercial real estate	13,055	20,569	26,621	32,395	6,524
Residential real estate	2,323	4,380	4,958	6,605	2,623
Consumer loans	373	261	328	964	1,590
Total nonaccrual loans and leases	36,417	56,440	74,853	83,537	36,555
Total nonperforming loans and leases	36,859	56,900	75,214	84,165	37,577
Other real estate	4,311	7,621	6,392	4,039	1,381
Former bank premises held for sale	1,034	1,134	1,200	2,490	3,356
Repossessions:
Commercial and agricultural loans	—	33	24	164	53
Auto, light truck and environmental equipment	52	222	475	336	226
Medium and heavy duty truck	—	—	170	—	1,248
Aircraft financing	—	6,490	4,795	9,391	16
Construction equipment financing	—	—	201	238	67
Consumer loans	11	47	5	36	59
Total repossessions	63	6,792	5,670	10,165	1,669
Operating leases	—	29	236	154	185
Total nonperforming assets	$42,267	$72,476	$88,712	$101,013	$44,168
Nonperforming loans and leases to loans and leases, net of unearned discount	1.11%	1.84%	2.45%	2.72%	1.14%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	1.25%	2.28%	2.81%	3.15%	1.30%

Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2012 and 2011, we had $11.41 million and $4.10 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2012, potential problem loans consisted of 5 credit relationships. Weakness in these companies’ operating performance has caused us to heighten attention given to these credits.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $271.41 million and $216.93 million as of December 31, 2012 and 2011, respectively.  Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $169.42 million and $55.12 million as of December 31, 2012, respectively, compared to $149.21 million and $41.27 million as of December 31, 2011, respectively. Outstanding balances to borrowers in other countries were insignificant.

Investment Portfolio

The amortized cost of securities at year-end 2012 decreased slightly from 2011, following a 10.39% decrease from year-end 2010 to year-end 2011. The amortized cost of securities at December 31, 2012 was $849.14 million or 18.66% of total assets, compared to $853.20 million or 19.51% of total assets at December 31, 2011. The decrease in the investment portfolio in 2011 from 2010 was primarily related to a reduction in deposits as a funding source.

The amortized cost of securities available-for-sale as of December 31 is summarized as follows:

(Dollars in thousands)	2012	2011	2010
U.S. Treasury and Federal agencies securities	$410,983	$390,819	$442,612
U.S. States and political subdivisions securities	100,055	101,587	147,679
Mortgage-backed securities — Federal agencies	301,136	317,392	309,046
Corporate debt securities	30,897	36,349	45,778
Foreign government and other securities	3,700	4,690	5,732
Marketable equity securities	2,368	2,367	1,254
Total investment securities available-for-sale	$849,139	$853,204	$952,101

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2012, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$10,091	1.91%
1 – 5 years	304,256	1.69
5 – 10 years	96,636	1.48
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	410,983	1.65
U.S. States and political subdivisions securities
Under 1 year	9,822	5.57
1 – 5 years	45,228	4.94
5 – 10 years	38,895	4.65
Over 10 years	6,110	2.20
Total U.S. States and political subdivisions securities	100,055	4.72
Corporate debt securities
Under 1 year	12,224	1.03
1 – 5 years	18,673	1.52
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	30,897	1.32
Foreign government and other securities
Under 1 year	3,100	1.32
1 – 5 years	600	1.95
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	3,700	1.42
Mortgage-backed securities — Federal agencies	301,136	2.55
Marketable equity securities	2,368	4.28
Total investment securities available-for-sale	$849,139	2.32%

At December 31, 2012, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSE backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2012, the vintage of the underlying loans comprising our securities are:  42% in the years 2011 and 2012; 41% in the years 2009 and 2010; 8% in the years 2007 and 2008; and 9% in years 2006 and prior.

Deposits

The average daily amounts of deposits and rates paid on such deposits are summarized as follows:

	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$616,426	—%	$541,421	—%	$484,028	—%
Interest bearing demand deposits	1,151,617	0.16	1,350,193	0.22	1,377,549	0.32
Savings deposits	656,245	0.14	364,453	0.11	321,030	0.13
Other time deposits	1,149,923	1.66	1,299,387	2.11	1,422,588	2.79
Total deposits	$3,574,211		$3,555,454		$3,605,195

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

	Federal Funds
	Purchased and
	Securities		Other
	Repurchase	Commercial	Short-Term	Total
(Dollars in thousands)	Agreements	Paper	Borrowings	Borrowings
2012
Balance at December 31, 2012	$158,680	$3,469	$7,039	$169,188
Maximum amount outstanding at any month-end	189,150	10,114	11,531	210,795
Average amount outstanding	121,495	6,739	9,703	137,937
Weighted average interest rate during the year	0.13%	0.21%	—%	0.12%
Weighted average interest rate for outstanding amounts at December 31, 2012	0.20%	0.22%	—%	0.19%
2011
Balance at December 31, 2011	$106,991	$7,579	$10,664	$125,234
Maximum amount outstanding at any month-end	144,062	8,058	16,548	168,668
Average amount outstanding	129,233	5,506	14,689	149,428
Weighted average interest rate during the year	0.16%	0.30%	0.53%	0.20%
Weighted average interest rate for outstanding amounts at December 31, 2011	0.14%	0.21%	—%	0.13%
2010
Balance at December 31, 2010	$136,028	$3,598	$16,363	$155,989
Maximum amount outstanding at any month-end	169,831	8,533	21,542	199,906
Average amount outstanding	137,368	6,866	19,957	164,191
Weighted average interest rate during the year	0.27%	0.43%	1.97%	0.49%
Weighted average interest rate for outstanding amounts at December 31, 2010	0.20%	0.28%	0.68%	0.25%

Liquidity

Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit over $250,000 in 2012 and $100,000 in 2011 and 2010 based on established FDIC insured deposits. In 2012, average core deposits equaled 77.32% of average total assets, compared to 71.46% in 2011 and 70.53% in 2010. The effective rate of core deposits in 2012 was 0.58%, compared to 0.72% in 2011 and 1.05% in 2010.

Average demand deposits (noninterest bearing core deposits) increased 13.85% in 2012 compared to an increase of 11.86% in 2011. These represented 17.82% of total core deposits in 2012, compared to 17.21% in 2011, and 15.10% in 2010.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2012, our reliance on purchased funds decreased to 5.67% of average total assets from 12.70% in 2011.

Shareholders’ Equity — Average shareholders’ equity equated to 12.20% of average total assets in 2012 compared to 11.51% in 2011. Shareholders’ equity was 12.28% of total assets at year-end 2012, compared to 11.98% at year-end 2011.  We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $19.54 million and $18.51 million at December 31, 2012 and 2011, respectively.

Other Liquidity — Under Indiana law, the Indiana Board of Depositories determines what financial institutions are required to pledge collateral on a quarterly basis. We have been informed that no collateral is necessary for our Indiana public fund deposits. However, the Board of Depositories could alter this requirement in the future. Our potential liquidity exposure if we must pledge collateral is approximately $569 million.

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

At December 31, 2012, we were in compliance with the foregoing internal policies and regulatory guidelines.

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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at December 31, 2012 there was $58.50 million outstanding, we could borrow approximately $176.50 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2012, we had $56.71 million outstanding in FHLB advances and could borrow an additional $138.98 million. We also had $338.34 million available to borrow from the FRB with no amounts outstanding as of December 31, 2012.

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

A hypothetical change in net interest income was modeled by calculating an immediate 100 basis point (1.00%) change in interest rates across all maturities. At December 31, 2012 and 2011, the aggregate hypothetical impact to pre-tax net interest income was as follows:

	Aggregate Hypothetical Change in Net Interest Income
	December 31, 2012			December 31, 2011
	Estimated	Dollar	Percent	Estimated	Dollar	Percent
Change in Interest Rates (dollars in thousands)	Net Interest Income	Change	Change	Net Interest Income	Change	Change
+1.00%	$152,241	$1,066	0.71%	$151,003	$4,733	3.24%
Base	151,175	—	—	146,270	—	—
-1.00%	148,660	(2,515)	(1.66)	138,435	(7,835)	(5.36)

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates.  Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.

At December 31, 2012 and 2011, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2012, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual obligation payments by period follows:

						Indeterminate
(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	maturity	Total
Deposits without stated maturity	—	$2,556,122	$—	$—	$—	$—	$2,556,122
Certificates of deposit	10	511,848	522,153	27,473	6,751	—	1,068,225
Long-term debt	11	15,646	6,377	31,704	4,544	12,750	71,021
Subordinated notes	12	—	—	—	58,764	—	58,764
Operating leases	17	3,188	4,937	4,249	7,122	—	19,496
Purchase obligations	—	25,305	2,451	575	—	—	28,331
Total contractual obligations		$3,112,109	$535,918	$64,001	$77,181	$12,750	$3,801,959

We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2012. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2012.

We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2012 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.57 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 16 of the Notes to Consolidated Financial Statements for a discussion on income taxes.

Assets under management and assets under custody are held in fiduciary or custodial capacity for our clients. In accordance with U.S. generally accepted accounting principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit and standby letters of credit. Further discussion of these commitments is included in Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.

Quarterly Results of Operations

The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2012 and 2011.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2012
Interest income	$45,301	$45,731	$45,580	$45,473
Interest expense	7,916	7,756	7,673	6,964
Net interest income	37,385	37,975	37,907	38,509
Provision for loan and lease losses	2,254	2,055	650	793
Investment securities and other investment gains	395	8	89	88
Income before income taxes	17,606	19,132	20,369	18,573
Net income	11,715	12,567	13,005	12,346
Diluted net income per common share	0.48	0.51	0.53	0.50
2011
Interest income	$47,210	$47,873	$46,586	$45,854
Interest expense	10,350	10,289	9,960	8,524
Net interest income	36,860	37,584	36,626	37,330
Provision for (recovery of) loan and lease losses	2,198	67	1,260	(396)
Investment securities and other investment gains (losses)	130	1,142	414	(287)
Income before income taxes	15,139	22,998	18,448	17,204
Net income	10,608	14,865	11,540	11,182
Diluted net income per common share	0.43	0.61	0.47	0.45

Net income was $12.35 million for the fourth quarter of 2012, compared to the $11.18 million of net income reported for the fourth quarter of 2011. Diluted net income per common share for the fourth quarter of 2012 amounted to $0.50, compared to $0.45 per common share reported in the fourth quarter of 2011.

The net interest margin was 3.64% for the fourth quarter of 2012 versus 3.66% for the same period in 2011. Tax-equivalent net interest income was $39.00 million for the fourth quarter of 2012, up 2.93% from 2011’s fourth quarter.

Our provision for loan and lease losses was $0.79 million in the fourth quarter of 2012 compared to recovery of provision for loan and lease losses of $(0.40) million in the fourth quarter of 2011. Net charge-offs were $0.98 million for the fourth quarter 2012, compared to net charge-offs of $2.17 million a year ago.

Noninterest income for the fourth quarter of 2012 was $20.57 million, compared to $20.27 million for the fourth quarter of 2011. Noninterest expense for the fourth quarter of 2012 was $39.72 million and was $40.79 million in the fourth quarter 2011.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation

We have audited 1st Source Corporation  (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 1st Source Corporation management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2013

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2012	2011

ASSETS
Cash and due from banks	$83,232	$61,406
Federal funds sold and interest bearing deposits with other banks	702	52,921
Investment securities available-for-sale (amortized cost of $849,139 and $853,204 at December 31, 2012, and December 31, 2011, respectively)	880,764	883,000
Other investments	22,609	18,974
Trading account securities	146	132
Mortgages held for sale	10,879	12,644
Loans and leases, net of unearned discount:
Commercial and agricultural loans	639,069	545,570
Auto, light truck and environmental equipment	438,147	435,965
Medium and heavy duty truck	172,002	159,796
Aircraft financing	696,479	620,782
Construction equipment financing	278,974	261,204
Commercial real estate	554,968	545,457
Residential real estate	438,641	423,606
Consumer loans	109,273	98,163
Total loans and leases	3,327,553	3,090,543
Reserve for loan and lease losses	(83,311)	(81,644)
Net loans and leases	3,244,242	3,008,899
Equipment owned under operating leases, net	52,173	69,551
Net premises and equipment	45,016	39,857
Goodwill and intangible assets	87,502	87,675
Accrued income and other assets	123,428	139,012
Total assets	$4,550,693	$4,374,071
LIABILITIES
Deposits:
Noninterest bearing	$646,380	$580,101
Interest bearing	2,977,967	2,940,040
Total deposits	3,624,347	3,520,141
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	158,680	106,991
Other short-term borrowings	10,508	18,243
Total short-term borrowings	169,188	125,234
Long-term debt and mandatorily redeemable securities	71,021	37,156
Subordinated notes	58,764	89,692
Accrued expenses and other liabilities	68,718	77,930
Total liabilities	3,992,038	3,850,153
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 shares in 2012 and 25,643,506 shares in 2011	346,535	346,535
Retained earnings	223,715	190,261
Cost of common stock in treasury (1,399,261 shares in 2012 and 1,429,484 shares in 2011)	(31,134)	(31,389)
Accumulated other comprehensive income	19,539	18,511
Total shareholders’ equity	558,655	523,918
Total liabilities and shareholders’ equity	$4,550,693	$4,374,071

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2012	2011	2010
Interest income:
Loans and leases	$161,376	$163,986	$173,526
Investment securities, taxable	16,426	18,533	20,466
Investment securities, tax-exempt	3,340	4,013	5,573
Other	943	991	1,061
Total interest income	182,085	187,523	200,626
Interest expense:
Deposits	21,877	30,762	44,605
Short-term borrowings	169	300	800
Subordinated notes	6,484	6,589	6,589
Long-term debt and mandatorily redeemable securities	1,779	1,472	1,135
Total interest expense	30,309	39,123	53,129
Net interest income	151,776	148,400	147,497
Provision for loan and lease losses	5,752	3,129	19,207
Net interest income after provision for loan and lease losses	146,024	145,271	128,290
Noninterest income:
Trust fees	16,498	16,327	15,838
Service charges on deposit accounts	18,807	18,488	19,323
Mortgage banking income	8,357	3,839	6,218
Insurance commissions	5,494	4,793	5,074
Equipment rental income	18,796	23,361	26,036
Other income	12,660	12,665	11,909
Investment securities and other investment gains	580	1,399	2,293
Total noninterest income	81,192	80,872	86,691
Noninterest expense:
Salaries and employee benefits	82,599	77,261	75,815
Net occupancy expense	7,819	8,714	8,788
Furniture and equipment expense	15,406	14,130	12,543
Depreciation — leased equipment	15,202	18,650	20,715
Professional fees	6,083	5,508	6,353
Supplies and communications	5,701	5,453	5,499
FDIC and other insurance	3,602	4,421	6,256
Business development and marketing expense	4,232	4,032	3,774
Loan and lease collection and repossession expense	5,772	6,724	6,227
Other expense	5,120	7,461	8,535
Total noninterest expense	151,536	152,354	154,505
Income before income taxes	75,680	73,789	60,476
Income taxes	26,047	25,594	19,232
Net income	49,633	48,195	41,244
Preferred stock dividends and discount accretion	—	—	(11,589)
Net income available to common shareholders	$49,633	$48,195	$29,655
Basic net income per common share	$2.02	$1.96	$1.21
Diluted net income per common share	$2.02	$1.96	$1.21

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2012	2011	2010

Net income	$49,633	$48,195	$41,244
Other comprehensive income, net of tax:
Change in unrealized appreciation of available-for-sale securities, net of tax	1,202	8,857	5,578
Reclassification adjustment for gains included in net income, net of tax	(174)	(856)	(162)
Other comprehensive income	1,028	8,001	5,416
Comprehensive income	$50,661	$56,196	$46,660

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
(Dollars in thousands, except per share data)	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2010	$570,320	$104,930	$350,269	$142,407	$(32,380)	$5,094
Net income	41,244	—	—	41,244	—	—
Other comprehensive income	5,416	—	—	—	—	5,416
Issuance of 187,554 common shares per stock based compensation awards, including related tax effects	2,873	—	—	635	2,238	—
Cost of 125,767 shares of common stock acquired for treasury	(2,142)	—	—	—	(2,142)	—
Preferred stock discount accretion	—	6,070	—	(6,070)	—	—
Redemption of preferred stock	(111,000)	(111,000)	—	—	—	—
Preferred stock dividend (paid and/or accrued)	(5,519)	—	—	(5,519)	—	—
Stock based compensation	13	—	13	—	—	—
Common stock dividend ($.61 per share)	(14,822)	—	—	(14,822)	—	—
Balance at December 31, 2010	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Net income	48,195	—	—	48,195	—	—
Other comprehensive income	8,001	—	—	—	—	8,001
Issuance of 154,921 common shares per stock based compensation awards, including related tax effects	2,953	—	—	(183)	3,136	—
Cost of 113,709 shares of common stock acquired for treasury	(2,241)	—	—	—	(2,241)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Stock based compensation	3	—	3	—	—	—
Common stock dividend ($.64 per share)	(15,626)	—	—	(15,626)	—	—
Balance at December 31, 2011	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net income	49,633	—	—	49,633	—	—
Other comprehensive income	1,028	—	—	—	—	1,028
Issuance of 184,220 common shares per stock based compensation awards, including related tax effects	3,935	—	—	(21)	3,956	—
Cost of 154,637 shares of common stock acquired for treasury	(3,701)	—	—	—	(3,701)	—
Common stock dividend ($.66 per share)	(16,158)	—	—	(16,158)	—	—
Balance at December 31, 2012	$558,655	$—	$346,535	$223,715	$(31,134)	$19,539

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2012	2011	2010
Operating activities:
Net income	$49,633	$48,195	$41,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,752	3,129	19,207
Depreciation of premises and equipment	4,241	3,733	4,132
Depreciation of equipment owned and leased to others	15,202	18,650	20,715
Amortization of investment security premiums and accretion of discounts, net	4,214	2,260	1,576
Amortization of mortgage servicing rights	2,921	2,907	3,277
Mortgage servicing asset (recoveries)/impairment	(238)	238	(1)
Deferred income taxes	(7,641)	3,634	(1,055)
Investment securities and other investment gains	(580)	(1,399)	(2,293)
Originations of loans held for sale, net of principal collected	(210,276)	(107,974)	(411,541)
Proceeds from the sales of loans held for sale	219,269	130,400	412,019
Net gain on sale of loans held for sale	(7,228)	(2,471)	(6,427)
Change in trading account securities	(14)	6	(13)
Change in interest receivable	928	592	1,969
Change in interest payable	(1,001)	(2,514)	(4,728)
Change in other assets	15,571	15,950	22,100
Change in other liabilities	1,254	6,274	8,387
Other	1,186	2,798	2,700
Net change in operating activities	93,193	124,408	111,268
Investing activities:
Proceeds from sales of investment securities	61,001	133,241	83,089
Proceeds from maturities of investment securities	295,241	353,170	431,137
Purchases of investment securities	(355,811)	(388,376)	(572,172)
Net change in other investments	(3,635)	2,369	3,605
Loans sold or participated to others	28,919	20,254	19,311
Net change in loans and leases	(273,439)	(64,167)	(35,428)
Net change in equipment owned under operating leases	2,176	(10,063)	(1,850)
Purchases of premises and equipment	(9,478)	(11,417)	(2,515)
Net change in investing activities	(255,026)	35,011	(74,823)
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	223,037	39,919	126,079
Net change in certificates of deposit	(118,831)	(142,523)	(155,798)
Net change in short-term borrowings	43,954	(30,755)	5,879
Proceeds from issuance of long-term debt	36,169	11,427	16,163
Payments on subordinated notes	(30,928)	—	—
Payments on long-term debt	(5,673)	(1,073)	(11,134)
Net proceeds from issuance of treasury stock	3,935	2,953	2,873
Acquisition of treasury stock	(3,701)	(2,241)	(2,142)
Redemption of preferred stock	—	—	(111,000)
Repurchase of common stock warrant	—	(3,750)	—
Cash dividends paid on preferred stock	—	—	(5,519)
Cash dividends paid on common stock	(16,522)	(15,921)	(15,076)
Net change in financing activities	131,440	(141,964)	(149,675)
Net change in cash and cash equivalents	(30,393)	17,455	(113,230)
Cash and cash equivalents, beginning of year	114,327	96,872	210,102
Cash and cash equivalents, end of year	$83,934	$114,327	$96,872
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$3,425	$15,633	$18,075
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,643	2,420	2,545
Cash paid for:
Interest	$31,309	$41,637	$57,857
Income taxes	33,833	19,867	17,404

The accompanying notes are a part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Accounting Policies

1st Source Corporation is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source” or “the Company”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients in Indiana and Michigan. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

Basis of Presentation — The financial statements consolidate 1st Source and its subsidiaries (principally the Bank). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note 21, investments in subsidiaries are carried at equity in the underlying net assets.

Use of Estimates in the Preparation of Financial Statements — Financial statements prepared in accordance with U.S. generally accepted accounting principles require the Company  to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash Flow — For purposes of the consolidated and parent company only statements of cash flows, the Company considers cash and due from banks, federal funds sold and interest bearing deposits with other banks with original maturities of three months or less as cash and cash equivalents.

Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2012 and 2011, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

The initial indication of other-than-temporary impairment (OTTI) for both debt and equity securities is a decline in fair value below amortized cost. Quarterly, any impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI impairment losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before an anticipated recovery of cost.

Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2012 and 2011, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments  are in denominations, including accrued interest, that are fully insured by the FDIC.

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

The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans and consumer loans that are well secured and in the process of collection. Residential mortgage loans are placed on nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan and lease losses. However, in some cases, the Company may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. When a loan or lease is classified as nonaccrual and the future collectibility of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, which is typically evidenced by a sustained repayment performance of at least six months.

A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis. The Company evaluates loans and leases exceeding $100,000 for impairment and establishes an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value.

Loans and leases that have been modified and economic concessions have been granted to borrowers who have experienced financial difficulties are considered a troubled debt restructuring (TDR). These concessions typically result from the Company’s loss mitigation activities and may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When the Company modifies loans and leases in a TDR, it evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance.

The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2012 and 2011, residential real estate portfolio loans included $7.04 million and $10.66 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.

Mortgage Banking Activities — Loans held for sale are composed of performing one-to-four family residential mortgage loans originated for resale. Mortgage loans originated with the intent to sell are carried at fair value.

The Company recognizes the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the fair value. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of mortgage servicing rights are recognized as noninterest income in the period in which such rights are sold.

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

As part of mortgage banking operations, the Company enters into commitments to originate loans whereby the interest rate on these loans is determined prior to funding (“rate lock commitments”). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under the Company’s risk management policy, these fair values are hedged primarily by selling forward contracts on agency securities. The rate lock commitments on mortgage loans intended to be sold and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings.

Reserve for Loan and Lease Losses — The reserve for loan and lease losses is maintained at a level believed to be appropriate by the Company to absorb probable losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses related to specifically identified impaired loans and leases as well as probable losses in the remainder of the various loan and lease portfolios. For purposes of determining the reserve, the Company has segmented loans and leases into classes based on the associated risk within these segments. The Company has determined that eight classes exist within the loan and lease portfolio. The methodology for assessing the appropriateness of the reserve consists of several key elements, which include: specific reserves for impaired loans, formula reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogenous loans and leases. The Company’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

Pooled loans and leases are smaller credits and are homogenous in nature, such as consumer credits and residential mortgages. Pooled loan and lease loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions, and current trends in the geographic markets which the Company serves.

A comprehensive analysis of the reserve is performed on a quarterly basis by reviewing all loans and leases over a fixed dollar amount ($100,000) where the internal credit quality grade is at or below a predetermined classification. Although the Company determines the amount of each element of the reserve separately and relies on this process as an important credit management tool, the entire reserve is available for the entire loan and lease portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts both positively and negatively. The Company’s methodology includes several factors intended to minimize the difference between estimated and actual losses. These factors allow the Company to adjust its estimate of losses based on the most recent information available.

Impaired loans with impairment are reviewed quarterly to assess the probability of being able to collect the portion considered impaired. When a review and analysis of the underlying credit and collateral indicates ultimate collection is improbable, the impairment is charged-off and deducted from the reserve. Additional loans and leases, which are deemed uncollectible or have a low likelihood of collection, are charged off and deducted from the reserve, while recoveries of amounts previously charged off are credited to the reserve. A (recovery of) provision for loan and lease losses is credited or charged to operations based on the Company’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

Equipment Owned Under Operating Leases — The Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Generally, lease terms range from three to seven years. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. For automobile leases, fair value was based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination.

Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in other assets and recorded at the lower of cost or fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses. Other real estate also includes bank premises qualifying as held for sale. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2012 and 2011, other real estate had carrying values of $5.35 million and $8.76 million, respectively, and is included in Other Assets in the Statements of Financial Condition.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking activities and specialty finance activities. Repossessed assets are included in other assets at the lower of cost or fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses. Subsequent fair value write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $0.06 million and $6.79 million, as of December 31, 2012 and 2011, respectively, and are included in Other Assets in the Statements of Financial Condition.

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

Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or revenue multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eleven years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2012 and determined that no impairment exists.

Partnership Investment — The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The partnerships which the Company has investments in account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships of which it owns less than three percent at the lower of cost or fair value. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2012 and 2011 were $3.21 million and $2.80 million, respectively.

Short-Term Borrowings — Short-term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, commercial paper, Federal Home Loan Bank notes, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within one to 365 days of the transaction date. Commercial paper matures within seven to 270 days. Other short-term borrowings in the Statements of Financial Condition include the Company’s liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral obtained or requested to be returned to the Company as deemed appropriate.

Trust Fees — Trust fees are recognized on the accrual basis.

Income Taxes — 1st Source and its subsidiaries file a consolidated Federal income tax return. The provision for incomes taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized.

Positions taken in the tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the Statements of Income.

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

Stock-Based Employee Compensation — The Company recognizes stock-based compensation as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for its purposes, is the date of grant.  The Company accounts for stock-based compensation using the modified prospective transition method.

Segment Information — 1st Source has one principal business segment, commercial banking. While our chief decision makers monitor the revenue streams of various products and services, the identifiable segments’ operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s financial service operations are considered to be aggregated in one reportable operating segment.

Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. All derivative instruments are recorded on the Statements of Financial Condition, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Deferred gains and losses from derivatives that are terminated and were in a cash flow hedge are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Fair Value Measurements — The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, trading securities, mortgage loans held for sale, and derivative instruments are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments, and for disclosure purposes. The Company uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

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

Goodwill:  In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company did not adopt ASU 2011-08.

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

Fair Value Measurements:  In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective prospectively during interim and annual periods beginning on or after December 15, 2011. Early application by public entities was not permitted. The effect of applying this standard is reflected in Note 20 - Fair Value Measurements.

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

Note 3 — Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury and Federal agencies securities	$410,983	$11,353	$(83)	$422,253
U.S. States and political subdivisions securities	100,055	5,864	(482)	105,437
Mortgage-backed securities - Federal agencies	301,136	11,296	(25)	312,407
Corporate debt securities	30,897	445	(94)	31,248
Foreign government and other securities	3,700	26	—	3,726
Total debt securities	846,771	28,984	(684)	875,071
Marketable equity securities	2,368	3,329	(4)	5,693
Total investment securities available-for-sale	$849,139	$32,313	$(688)	$880,764
December 31, 2011
U.S. Treasury and Federal agencies securities	$390,819	$10,356	$(50)	$401,125
U.S. States and political subdivisions securities	101,587	6,433	(660)	107,360
Mortgage-backed securities - Federal agencies	317,392	11,565	(9)	328,948
Corporate debt securities	36,349	325	(364)	36,310
Foreign government and other securities	4,690	24	(1)	4,713
Total debt securities	850,837	28,703	(1,084)	878,456
Marketable equity securities	2,367	2,673	(496)	4,544
Total investment securities available-for-sale	$853,204	$31,376	$(1,580)	$883,000

At December 31, 2012, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The contractual maturities of investments in securities available-for-sale at December 31, 2012, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$111,582	$111,603
Due after one year through five years	343,408	356,027
Due after five years through ten years	90,336	94,725
Due after ten years	309	309
Mortgage-backed securities	301,136	312,407
Total debt securities available-for-sale	$846,771	$875,071

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2012	2011	2010
Gross realized gains	$282	$1,662	$297
Gross realized losses	—	(284)	(36)
Net realized gains	$282	$1,378	$261

The following table summarizes gross unrealized losses and fair value by investment category and age. There were no other-than-temporary-impairment (OTTI) write-downs in 2012 or 2011.

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
U.S. Treasury and Federal agencies securities	$37,316	$(83)	$—	$—	$37,316	$(83)
U.S. States and political subdivisions securities	7,730	(46)	3,364	(436)	11,094	(482)
Mortgage-backed securities - Federal agencies	6,264	(24)	60	(1)	6,324	(25)
Corporate debt securities	—	—	4,431	(94)	4,431	(94)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	51,410	(153)	7,855	(531)	59,265	(684)
Marketable equity securities	—	—	5	(4)	5	(4)
Total temporarily impaired available-for-sale securities	$51,410	$(153)	$7,860	$(535)	$59,270	$(688)
December 31, 2011
U.S. Treasury and Federal agencies securities	$42,536	$(50)	$—	$—	$42,536	$(50)
U.S. States and political subdivisions securities	423	(9)	5,149	(651)	5,572	(660)
Mortgage-backed securities - Federal agencies	5,071	(1)	13,099	(8)	18,170	(9)
Corporate debt securities	4,858	(142)	8,579	(222)	13,437	(364)
Foreign government and other securities	1,011	(1)	—	—	1,011	(1)
Total debt securities	53,899	(203)	26,827	(881)	80,726	(1,084)
Marketable equity securities	622	(492)	4	(4)	626	(496)
Total temporarily impaired available-for-sale securities	$54,521	$(695)	$26,831	$(885)	$81,352	$(1,580)

At December 31, 2012, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility and market illiquidity on auction rate securities which are reflected in U.S. States and Political subdivisions. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.

At December 31, 2012 and 2011, investment securities with carrying values of $216.34 million and $250.36 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

Note 4 — Loan and Lease Financings

Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2012 and 2011, and totaled $3.33 billion and $3.09 billion, respectively. At December 31, 2012 and 2011, net deferred loan and lease costs were $3.68 million and $3.51 million, respectively.

The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the consolidated Statements of Financial Condition.

A summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2012 and 2011, follows:

(Dollars in thousands)	2012	2011
Direct finance leases:
Rentals receivable	$256,851	$216,322
Estimated residual value of leased assets	13,131	23,115
Gross investment in lease financing	269,982	239,437
Unearned income	(43,209)	(35,118)
Net investment in lease financing	$226,773	$204,319

At December 31, 2012, the minimum future lease payments receivable for each of the years 2013 through 2017 were $48.26 million, $42.83 million, $37.45 million, $30.73 million, and $26.27 million, respectively.

In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $14.94 million and $14.21 million at December 31, 2012 and 2011, respectively. During 2012, $1.58 million of new loans and other additions were made and repayments and other reductions totaled $0.85 million.

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

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class, as of December 31.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2012
Commercial and agricultural loans	$612,567	$26,502	$639,069
Auto, light truck and environmental equipment	428,582	9,565	438,147
Medium and heavy duty truck	170,116	1,886	172,002
Aircraft financing	648,316	48,163	696,479
Construction equipment financing	262,980	15,994	278,974
Commercial real estate	507,219	47,749	554,968
Total	$2,629,780	$149,859	$2,779,639
December 31, 2011
Commercial and agricultural loans	$513,011	$32,559	$545,570
Auto, light truck, and environmental equipment	432,288	3,677	435,965
Medium and heavy duty truck	154,261	5,535	159,796
Aircraft financing	580,004	40,778	620,782
Construction equipment financing	239,643	21,561	261,204
Commercial real estate	487,576	57,881	545,457
Total	$2,406,783	$161,991	$2,568,774

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The table below presents the recorded investment in residential real estate and consumer loans by performing or nonperforming status as of December 31. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2012
Residential real estate	$435,962	$2,679	$438,641
Consumer	108,814	459	109,273
Total	$544,776	$3,138	$547,914
December 31, 2011
Residential real estate	$418,810	$4,796	$423,606
Consumer	97,857	306	98,163
Total	$516,667	$5,102	$521,769

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status as of December 31.

				90 Days or
		30-59 Days	60-89 Days	More Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
December 31, 2012
Commercial and agricultural loans	$629,035	$807	$48	$—	$629,890	$9,179	$639,069
Auto, light truck and environmental equipment	437,087	202	—	—	437,289	858	438,147
Medium and heavy duty truck	171,950	—	—	—	171,950	52	172,002
Aircraft financing	691,187	—	—	—	691,187	5,292	696,479
Construction equipment financing	272,817	598	274	—	273,689	5,285	278,974
Commercial real estate	541,811	102	—	—	541,913	13,055	554,968
Residential real estate	434,434	1,019	509	356	436,318	2,323	438,641
Consumer	107,630	816	368	86	108,900	373	109,273
Total	$3,285,951	$3,544	$1,199	$442	$3,291,136	$36,417	$3,327,553
December 31, 2011
Commercial and agricultural loans	$534,053	$550	$1	$—	$534,604	$10,966	$545,570
Auto, light truck and environmental equipment	433,048	674	241	—	433,963	2,002	435,965
Medium and heavy duty truck	158,192	5	—	—	158,197	1,599	159,796
Aircraft financing	608,032	224	—	—	608,256	12,526	620,782
Construction equipment financing	256,691	376	—	—	257,067	4,137	261,204
Commercial real estate	522,883	2,005	—	—	524,888	20,569	545,457
Residential real estate	415,177	2,894	739	416	419,226	4,380	423,606
Consumer	96,824	762	271	45	97,902	261	98,163
Total	$3,024,900	$7,490	$1,252	$461	$3,034,103	$56,440	$3,090,543

Interest income for the years ended December 31, 2012, 2011, and 2010, would have increased by approximately $3.58 million, $3.90 million, and $5.81 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses as of December 31.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
December 31, 2012
With no related allowance recorded:
Commercial and agricultural loans	$2,572	$2,572	$—
Auto, light truck and environmental equipment	474	474	—
Medium and heavy duty truck	—	—	—
Aircraft financing	3,115	3,115	—
Construction equipment financing	5,109	5,107	—
Commercial real estate	19,597	19,597	—
Residential real estate	101	101	—
Consumer	—	—	—
Total with no related allowance recorded	30,968	30,966	—
With an allowance recorded:
Commercial and agricultural loans	6,075	6,074	729
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,086	2,086	852
Construction equipment financing	—	—	—
Commercial real estate	1,588	1,588	42
Residential real estate	—	—	—
Consumer	—	—	—
Total with an allowance recorded	9,749	9,748	1,623
Total impaired loans	$40,717	$40,714	$1,623
December 31, 2011
With no related allowance recorded:
Commercial and agricultural loans	$2,002	$2,002	$—
Auto, light truck and environmental equipment	770	770	—
Medium and heavy duty truck	959	959	—
Aircraft financing	11,206	11,206	—
Construction equipment financing	3,949	3,949	—
Commercial real estate	17,088	17,091	—
Residential real estate	—	—	—
Consumer	211	210	—
Total with no related allowance recorded	36,185	36,187	—
With an allowance recorded:
Commercial and agricultural loans	8,406	8,406	1,461
Auto, light truck and environmental equipment	113	113	35
Medium and heavy duty truck	645	645	165
Aircraft financing	1,118	1,118	534
Construction equipment financing	—	—	—
Commercial real estate	6,029	6,029	294
Residential real estate	—	—	—
Consumer	—	—	—
Total with an allowance recorded	16,311	16,311	2,489
Total impaired loans	$52,496	$52,498	$2,489

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below for years ending December 31, 2012, 2011 and 2010.

	2012		2011		2010
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$9,322	$16	$11,256	$340	$16,058	$563
Auto, light truck and environmental equipment	2,113	7	1,581	2	3,346	4
Medium and heavy duty truck	696	2	3,786	5	8,514	7
Aircraft financing	7,976	—	14,971	16	11,941	85
Construction equipment financing	4,409	6	5,634	36	10,591	222
Commercial real estate	22,126	441	27,172	186	29,791	170
Residential real estate	87	6	—	—	—	—
Consumer loans	—	—	88	5	—	—
Total	$46,729	$478	$64,488	$590	$80,241	$1,051

The number of loans and leases classified as troubled debt restructuring (TDR) during 2012 and 2011, segregated by class, is shown in the table below as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. During 2012 and 2011, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest, or interest rate reductions below market rates. Consequently, the financial impact of the modifications was immaterial.

	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Performing TDRs:
Commercial and agricultural loans	1	$127	9	$831
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	1	—
Construction equipment financing	—	—	1	218
Commercial real estate	1	7,014	5	421
Residential real estate	1	101	—	—
Consumer	—	—	2	211
Total performing TDR modifications	3	7,242	18	1,681
Nonperforming TDRs:
Commercial and agricultural loans	—	—	3	155
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	3	1,316	4	886
Commercial real estate	1	1,141	6	944
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total nonperforming TDR modifications	4	2,457	13	1,985
Total TDR modifications	7	$9,699	31	$3,666

The number of troubled debt restructured loans and leases which had payment defaults within twelve months following modification during the years ended December 31, 2012 and 2011, segregated by class, are shown in the table below as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Defaults	Investment	Defaults	Investment
Performing TDRs:
Commercial and agricultural loans	—	$—	4	$6,625
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	2	519
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	2	84
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total performing TDR defaults	—	—	8	7,228
Nonperforming TDRs:
Commercial and agricultural loans	3	113	—	—
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	1	—	—	—
Commercial real estate	2	171	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total nonperforming TDR defaults	6	284	—	—
Total TDR defaults	6	$284	8	$7,228

The table below presents the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2012	2011
Performing TDRs	$8,839	$3,294
Nonperforming TDRs	12,869	12,125
Total TDRs	$21,708	$15,419

Note 5 — Reserve for Loan and Lease Losses

Changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31 are shown below.

		Auto, light truck	Medium and		Construction
	Commercial and	and environmental	heavy duty	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	truck	financing	financing	real estate	real estate	loans	Total
December 31, 2012
Reserve for loan and lease losses
Balance, beginning of year	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	524	3,795	—	600	120	471	594	1,532	7,636
Recoveries	484	1,223	192	711	268	223	43	407	3,551
Net charge-offs (recoveries)	40	2,572	(192)	(111)	(148)	248	551	1,125	4,085
Provision (recovery of provision)	(725)	3,687	(933)	5,468	(1,053)	(2,746)	841	1,213	5,752
Balance, end of year	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311

Ending balance, individually evaluated for impairment	$729	$—	$—	$852	$—	$42	$—	$—	$1,623
Ending balance, collectively evaluated for impairment	11,597	9,584	3,001	33,353	5,390	13,736	3,652	1,375	81,688
Total reserve for loan and lease losses	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311

Recorded investment in loans
Ending balance, individually evaluated for impairment	$8,647	$474	$—	$5,201	$5,109	$21,185	$101	$—	$40,717
Ending balance, collectively evaluated for impairment	630,422	437,673	172,002	691,278	273,865	533,783	438,540	109,273	3,286,836
Total recorded investment in loans	$639,069	$438,147	$172,002	$696,479	$278,974	$554,968	$438,641	$109,273	$3,327,553

December 31, 2011
Reserve for loan and lease losses
Balance, beginning of year	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	1,667	346	—	4,681	853	3,120	282	1,640	12,589
Recoveries	1,923	175	2	964	308	346	56	456	4,230
Net charge-offs (recoveries)	(256)	171	(2)	3,717	545	2,774	226	1,184	8,359
Provision (recovery of provision)	(7,709)	1,098	(2,028)	2,532	(1,599)	8,369	1,070	1,396	3,129
Balance, end of year	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644

Ending balance, individually evaluated for impairment	$1,461	$35	$165	$534	$—	$294	$—	$—	$2,489
Ending balance, collectively evaluated for impairment	11,630	8,434	3,577	28,092	6,295	16,478	3,362	1,287	79,155
Total reserve for loan and lease losses	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644

Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,408	$883	$1,604	$12,324	$3,949	$23,117	$—	$211	$52,496
Ending balance, collectively evaluated for impairment	535,162	435,082	158,192	608,458	257,255	522,340	423,606	97,952	3,038,047
Total recorded investment in loans	$545,570	$435,965	$159,796	$620,782	$261,204	$545,457	$423,606	$98,163	$3,090,543

December 31, 2010
Reserve for loan and lease losses
Balance, beginning of year	$24,017	$9,630	$6,186	$24,807	$8,875	$10,453	$880	$3,388	$88,236
Charge-offs	4,000	1,014	1,879	6,507	2,372	6,219	486	1,629	24,106
Recoveries	1,612	80	50	636	345	105	47	662	3,537
Net charge-offs (recoveries)	2,388	934	1,829	5,871	2,027	6,114	439	967	20,569
Provision (recovery of provision)	(1,085)	(1,154)	1,411	10,875	1,591	6,838	2,077	(1,346)	19,207
Balance, end of year	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874

Ending balance, individually evaluated for impairment	$4,190	$377	$1,049	$2,050	$648	$893	$—	$—	$9,207
Ending balance, collectively evaluated for impairment	16,354	7,165	4,719	27,761	7,791	10,284	2,518	1,075	77,667
Total reserve for loan and lease losses	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874

Recorded investment in loans
Ending balance, individually evaluated for impairment	$13,212	$2,732	$5,095	$18,422	$8,908	$29,696	$—	$—	$78,065
Ending balance, collectively evaluated for impairment	517,016	393,768	157,729	595,935	276,726	565,033	390,951	95,400	2,992,558
Total recorded investment in loans	$530,228	$396,500	$162,824	$614,357	$285,634	$594,729	$390,951	$95,400	$3,070,623

Note 6 — Operating Leases

The Company finances various types of construction equipment, medium and heavy duty trucks, automobiles, and miscellaneous production equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term, typically from three to seven years. Rental income is earned on the operating lease assets and reported as noninterest income. These operating lease assets are depreciated over the term of the lease to the estimated fair value of the asset at the end of the lease. The depreciation of these operating lease assets is reported as a component of noninterest expense. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company.

Operating lease equipment at December 31, 2012 and 2011 was $52.17 million and $69.55 million, respectively, net of accumulated depreciation of $33.51 million and $47.88 million, respectively. Depreciable lives for operating lease equipment generally range from three to seven years.

The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2012, totaled $32.90 million, of which $12.89 million is due in 2013, $9.29 million in 2014, $5.81 million in 2015, $3.55 million in 2016, $1.25 million in 2017, and $0.11 million thereafter. Depreciation expense related to operating lease equipment for the years ended December 31, 2012, 2011 and 2010 was $15.20 million, $18.65 million and $20.72 million, respectively.

Note 7 — Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

(Dollars in thousands)	2012	2011
Land	$13,944	$10,869
Buildings and improvements	44,601	42,330
Furniture and equipment	36,667	36,574
Total premises and equipment	95,212	89,773
Accumulated depreciation and amortization	(50,196)	(49,916)
Net premises and equipment	$45,016	$39,857

On December 28, 2010, the Company entered into an agreement with the City of South Bend for the sale of the South Bend headquarters building parking garage for $1.95 million. Although the City of South Bend took possession of the parking garage on that date, the proceeds were placed in an escrow account. Under the terms of the agreement, receipt of the proceeds from the escrow was contingent upon the Company investing $5.40 million into its properties within the City of South Bend by December 31, 2013. As of December 31, 2011, the parking garage asset was classified as held for sale and included in Accrued Income and Other Assets on the Statements of Financial Condition. In the third quarter 2012, the proceeds for the parking garage were received from escrow and a gain on sale of $1.61 million (or $1.00 million net of tax) was recognized in Other Expense on the Statements of Income.

Depreciation and amortization of properties and equipment totaled $4.24 million in 2012, $3.73 million in 2011, and $4.13 million in 2010.

Note 8 — Mortgage Servicing Assets

The unpaid principal balance of residential mortgage loans serviced for third parties was $921.20 million at December 31, 2012, compared to $995.09 million at December 31, 2011, and $1.08 billion at December 31, 2010.

Amortization expense on mortgage servicing rights is expected to total $1.00 million, $0.84 million, $0.65 million, $0.50 million, and $0.39 million in 2013, 2014, 2015, 2016, and 2017, respectively. Projected amortization excludes the impact of future asset additions or disposals.

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

(Dollars in thousands)	2012	2011
Mortgage servicing assets:
Balance at beginning of year	$5,610	$7,556
Additions	1,956	961
Amortization	(2,921)	(2,907)
Sales	—	—
Carrying value before valuation allowance at end of year	4,645	5,610
Valuation allowance:
Balance at beginning of year	(238)	—
Impairment (charges) recoveries	238	(238)
Balance at end of year	$—	$(238)
Net carrying value of mortgage servicing assets at end of year	$4,645	$5,372
Fair value of mortgage servicing assets at end of year	$5,760	$6,725

During 2012 and 2011, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2012, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated Statements of Financial Condition by $1.12 million. This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $23.54 million and $24.84 million at December 31, 2012 and December 31, 2011, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.63 million, $4.08 million, and $4.04 million for 2012, 2011, and 2010, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the consolidated Statements of Income.

Note 9 — Intangible Assets and Goodwill

At December 31, 2012, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $3.82 million, which is net of accumulated amortization of $6.00 million. At December 31, 2011, intangible assets consisted of goodwill of $83.33 million and other intangible assets of $4.35 million, which is net of accumulated amortization of $6.13 million. Intangible asset amortization was $1.32 million, $1.30 million, and $1.32 million for 2012, 2011, and 2010, respectively. Amortization on other intangible assets is expected to total $1.16 million, $0.97 million, $0.69 million, $0.57 million, and $0.36 million in 2013, 2014, 2015, 2016, and 2017, respectively.

A summary of core deposit intangible and other intangible assets as of December 31 follows:

(Dollars in thousands)	2012	2011
Core deposit intangibles:
Gross carrying amount	$9,566	$10,224
Less: accumulated amortization	(5,821)	(5,985)
Net carrying amount	$3,745	$4,239
Other intangibles:
Gross carrying amount	$254	$254
Less: accumulated amortization	(177)	(146)
Net carrying amount	$77	$108

Note 10 — Deposits

The amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2012, by time remaining until maturity is as follows:

(Dollars in thousands)
Under 3 months	$61,765
4 – 6 months	31,760
7 – 12 months	96,960
Over 12 months	218,732
Total	$409,217

Scheduled maturities of time deposits, including both private and public funds, at December 31, 2012 were as follows:

(Dollars in thousands)
2013	$511,848
2014	397,895
2015	124,258
2016	16,329
2017	11,144
Thereafter	6,751
Total	$1,068,225

Note 11 — Borrowed Funds and Mandatorily Redeemable Securities

Details of long-term debt and mandatorily redeemable securities as of December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011
Federal Home Loan Bank borrowings (0.78% – 6.54%)	$56,711	$25,897
Mandatorily redeemable securities	12,750	10,213
Other long-term debt	1,560	1,046
Total long-term debt and mandatorily redeemable securities	$71,021	$37,156

Annual maturities of long-term debt outstanding at December 31, 2012, for the next five years and thereafter beginning in 2013, are as follows (in thousands): $15,646; $5,686; $691; $5,844; $25,860; and $17,294.

At December 31, 2012, the Federal Home Loan Bank borrowings represented a source of funding for certain residential mortgage activities and consisted of 17 fixed rate notes with maturities ranging from 2013 to 2023. These notes were collateralized by $71.46 million of certain real estate loans.

Short-term borrowings include Federal funds purchased, security repurchase agreements, commercial paper and other short-term borrowings. Federal funds purchased were $58.50 million as of December 31, 2012. There were no Federal funds purchased outstanding as of December 31, 2011. Securities sold under agreement to repurchase were $100.18 million and $106.99 million as of December 31, 2012 and 2011. Commercial paper was $3.47 million and $7.58 million as of December 31, 2012 and 2011. Other short-term borrowings were $7.04 million and $10.66 million as of December 31, 2012 and 2011. Weighted average interest rates on short term borrowings as of December 31, 2012 and 2011 were 0.20% and 0.14% for Federal funds purchased and security repurchase agreements, 0.22% and 0.21% for commercial paper and 0.00% and 0.00% for other short-term borrowings, respectively.

Mandatorily redeemable securities as of December 31, 2012 and 2011, of $12.75 million and $10.21 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 15 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2012, 2011, and 2010 was $1.11 million, $1.04 million, and $0.55 million, respectively.

Note 12 — Subordinated Notes

The Company sponsors one trust, 1st Source Master Trust (Capital Trust) of which 100% of the common equity is owned by the Company. The Capital Trust was formed in 2007 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of the Company (the subordinated notes). The subordinated notes held by the Capital Trust are the sole assets of the Capital Trust. The Capital Trust qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore reported in the financial statements as an unconsolidated subsidiary. The junior subordinated debentures are reflected as subordinated notes in the Statements of Financial Condition with the corresponding interest distributions reflected as interest expense in the Statements of Income. The common shares issued by the Capital Trust are included in other assets in the Statements of Financial Condition.

Distributions on the capital securities issued by the Capital Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Capital Trust on the subordinated notes held by the Capital Trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated notes. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The capital securities held by the Capital Trust qualify as Tier 1 capital under Federal Reserve Board guidelines.

On December 17, 2012, the capital securities of 1st Source Capital Trust IV, the September 2004 issuance, were redeemed in whole for $30.93 million.

The subordinated notes are summarized as follows, at December 31, 2012:

	Amount of
	Subordinated	Interest	Maturity
(Dollars in thousands)	Notes	Rate	Date
June 2007 issuance-fixed rate	$41,238	7.22%	06/15/37
August 2007 issuance-fixed rate	17,526	7.10%	09/15/37
Total	$58,764

Note 13 — Earnings Per Share

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

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2012 and 2011. Stock options of 33,000 were considered antidilutive as of December 31, 2010. A stock warrant for 837,947 shares was considered antidilutive as of December 31, 2010. No warrants were outstanding as of December 31, 2012 and 2011.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2012	2011	2010
Distributed earnings allocated to common stock	$16,027	$15,524	$14,771
Undistributed earnings allocated to common stock	32,923	32,025	14,594
Net earnings allocated to common stock	48,950	47,549	29,365
Net earnings allocated to participating securities	683	646	290
Net income allocated to common stock and participating securities	$49,633	$48,195	$29,655

Weighted average shares outstanding for basic earnings per common share	24,267,471	24,237,924	24,232,092
Dilutive effect of stock compensation	9,857	9,532	7,102
Weighted average shares outstanding for diluted earnings per common share	24,277,328	24,247,456	24,239,194

Basic earnings per common share	$2.02	$1.96	$1.21
Diluted earnings per common share	$2.02	$1.96	$1.21

Note 14 — Employee Benefit Plans

The 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan (as amended, the “Plan”) includes an employee stock ownership component, which is designed to invest in and hold 1st Source common stock, and a 401(k) plan component, which holds all Plan assets not invested in 1st Source common stock. The Plan encourages diversification of investments with opportunities to change investment elections and contribution levels.

Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2012 and 2011, there were 1,472,043 and 1,510,309 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.

The Company contributions are allocated among the participants on the basis of compensation. Each participant’s account is credited with cash and/or shares of 1st Source common stock based on that participant’s compensation earned during the year. After completing five years of service in which they worked at least 1,000 hours per year, a participant will be completely vested in their employer’s contribution. An employee is always 100% vested in their deferral. Plan participants are entitled to receive distributions from their Plan accounts upon termination of service, retirement, or death.

Contribution expense for the years ended December 31, 2012, 2011, and 2010, amounted to $4.52 million, $4.30 million, and $4.01 million, respectively.

In addition to the 1st Source Corporation Employee Stock Ownership and Profit Sharing Plan, the Company provides a limited health care and life insurance benefit for some of its retired employees. Effective March 31, 2009, the Company amended the plan so that no new retirees would be covered by the plan. The amendment will have no effect on the coverage for retirees covered at the time of the amendment. Prior to amendment, all full-time employees became eligible for these retiree benefits upon reaching age 55 with 20 years of credited service. The retiree medical plan pays a stated percentage of eligible medical expenses reduced by any deductibles and payments made by government programs and other group coverage. The lifetime maximum benefit payable under the medical plan is $15,000 and for life insurance is $3,000.

The Company’s net periodic post retirement benefit cost (recovery) recognized in the consolidated Statements of Income for the year ended December 31, 2012 was insignificant and for the years ended December 31, 2011, and 2010 amounted to $(0.03) million, and $(0.02) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2012, 2011, and 2010.

Note 15 — Employee Stock Benefit Plans

As of December 31, 2012, the Company had five active stock-based employee compensation plans. These plans include one stock option plan, namely, the 2001 Stock Option Plan; three executive stock award plans, namely, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan, and the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2012. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

Stock-based compensation to employees is recognized as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $4.30 million during 2012, $2.45 million in 2011, and $0.38 million in 2010.

A combined summary of activity regarding active stock option and stock award plans is presented in the following table.

		Non-Vested Stock		Stock Options
		Awards Outstanding		Outstanding
			Weighted-		Weighted-
	Shares		Average		Average
	Available	Number of	Grant-Date	Number of	Exercise
	for Grant	Shares	Fair Value	Shares	Price
Balance, January 1, 2010	2,348,117	421,907	$16.40	71,763	$18.19
Shares authorized - 2010 EIP	55,351	—	—	—	—
Granted	(93,350)	93,350	17.31	—	—
Stock options exercised	—	—	—	—	—
Stock awards vested	—	(21,666)	19.21	—	—
Forfeited	9,530	(54,981)	12.68	(9,255)	25.03
Canceled	—	—	—	—	—
Balance, December 31, 2010	2,319,648	438,610	16.92	62,508	17.18
Shares authorized - 2011 EIP	190,515	—	—	—	—
Shares authorized - 2011 Stock Option Plan	2,000,000	—	—	—	—
Shares authorized - 1982 Restricted Stock Plan	100,000	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	100,000	—	—	—	—
Granted	(261,523)	261,523	20.15	—	—
Stock options exercised	—	—	—	(5,090)	19.15
Stock awards vested	—	(121,744)	17.08	—	—
Forfeited	1,029	(47,541)	13.71	(35,418)	20.09
Canceled	(2,129,177)	—	—	—	—
Balance, December 31, 2011	2,320,492	530,848	18.76	22,000	12.04
Shares authorized - 2012 EIP	76,815	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	2,302	—	—	—	—
Granted	(98,617)	98,617	21.95	—	—
Stock options exercised	—	—	—	(14,500)	12.04
Stock awards vested	—	(190,674)	17.24	—	—
Forfeited	4,124	(5,587)	19.71	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2012	2,305,116	433,204	$20.15	7,500	$12.04

Stock Option Plans — Incentive stock option plans include the 2001 Stock Option Plan (the “2001 Plan”) and the 2011 Stock Option Plan (the “2011 Plan”). The 2001 Plan was terminated, except for outstanding options, after the 2011 Plan was approved by the shareholders. Options under the 2001 Plan vest in one to eight years from date of grant. As of December 31, 2012, there were 7,500 shares available for issuance upon exercise from previous grants under the 2001 Plan. No additional grants will be made under the 2001 Plan. There were 2,000,000 shares available for issuance under the 2011 Plan.

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

There were 14,500 and 5,090 stock options exercised during 2012 and 2011, respectively. There were no stock option exercises during 2010. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.

The total intrinsic value of outstanding stock options (all of which were exercisable) was $0.08 million at December 31, 2012. Only one stock option grant of 7,500 shares was outstanding and exercisable as of December 31, 2012. It had a contractual life of 0.30 years and an exercise price of $12.04. The Company recognized an insignificant amount of additional stock-based compensation expense related to stock options for 2011 and for 2010 (not subject to tax). No stock-based compensation expense related to stock options was recognized in 2012.

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

Stock Award Plans — Incentive stock award plans include the Executive Incentive Plan (EIP), the 1998 Performance Compensation Plan (PCP) and the Restricted Stock Award Plan (RSAP). The EIP is also administered by the Committee. Awards under the EIP and PCP include “book value” shares and “market value” shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over a two to ten year period and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.

Stock-based compensation expense relating to the EIP, PCP and RSAP totaled $2.07 million in 2012, $2.09 million in 2011, and $1.84 million in 2010. The total income tax benefit recognized in the accompanying consolidated Statements of Income related to stock-based compensation was $0.78 million in 2012, $0.79 million in 2011, and $0.70 million in 2010. No unrecognized stock-based compensation expense related to stock options existed at December 31, 2012. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/PCP/RSAP) was $7.98 million at December 31, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.31 years.

The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.

Employee Stock Purchase Plan — The Company offers an Employee Stock Purchase Plan (ESPP) for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2012, 2011, and 2010 offerings were $20.54 (0.15%), $20.29 (0.00%), and $17.80 (0.00%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2012 and runs through May 31, 2014, with $240,813 in stock value to be purchased at $20.54 per share.

Note 16 — Income Taxes

Income tax expense was comprised of the following:

Year Ended December 31 (Dollars in thousands)	2012	2011	2010
Current:
Federal	$30,041	$18,985	$17,446
State	3,647	2,975	2,841
Total current	33,688	21,960	20,287
Deferred:
Federal	(7,087)	3,596	(731)
State	(554)	38	(324)
Total deferred	(7,641)	3,634	(1,055)
Total provision	$26,047	$25,594	$19,232

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes are as follows:

	2012		2011		2010
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
Year Ended December 31 (Dollars in thousands)	Amount	Income	Amount	Income	Amount	Income
Statutory federal income tax	$26,488	35.0%	$25,826	35.0%	$21,167	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,370)	(1.8)	(1,668)	(2.3)	(2,240)	(3.7)
State taxes, net of federal income tax benefit	2,010	2.7	1,958	2.7	1,636	2.7
Other	(1,081)	(1.5)	(522)	(0.7)	(1,331)	(2.2)
Total	$26,047	34.4%	$25,594	34.7%	$19,232	31.8%

The tax expense applicable to securities gains for the years 2012, 2011, and 2010 was $222,000, $530,000, and $868,000, respectively.

Deferred tax assets and liabilities as of December 31, 2012 and 2011 consisted of the following:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Reserve for loan and lease losses	$32,979	$32,547
Accruals for employee benefits	3,590	3,683
Other	1,831	992
Total deferred tax assets	38,400	37,222
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	23,795	30,812
Net unrealized gains on securities available-for-sale	12,087	11,284
Differing bases in assets related to acquisitions	4,376	4,003
Mortgage servicing	1,493	1,598
Capitalized loan costs	1,440	1,382
Prepaid expenses	826	1,873
Other	781	762
Total deferred tax liabilities	44,798	51,714
Net deferred tax liability	$(6,398)	$(14,492)

No valuation allowance for deferred tax assets was recorded at December 31, 2012 and 2011 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in thousands)	2012	2011	2010
Balance, beginning of year	$3,387	$3,424	$3,043
Additions based on tax positions related to the current year	704	419	431
Additions for tax positions of prior years	1,471	1,632	1,105
Reductions for tax positions of prior years	(49)	(79)	(2)
Reductions due to lapse in statute of limitations	(1,445)	(1,165)	(1,153)
Settlements	—	(844)	—
Balance, end of year	$4,068	$3,387	$3,424

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.02 million at December 31, 2012, $1.67 million at December 31, 2011 and $1.52 million at December 31, 2010. Interest and penalties are recognized through the income tax provision. For the years 2012, 2011 and 2010, the Company recognized approximately $(0.02) million, $(0.03) million and $0.05 million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.55 million, $0.57 million and $0.60 million were accrued at December 31, 2012, 2011 and 2010, respectively.

Tax years that remain open and subject to audit include the federal 2009—2012 years and the Indiana 2009—2012 years. Additionally, during 2011 the Company reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 17 — Contingent Liabilities, Commitments, and Financial Instruments with Off-Balance-Sheet Risk

Contingent Liabilities —1st Source and its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company’s consolidated financial position or results of operations.

1st Source Bank sells residential mortgage loans to Fannie Mae and Freddie Mac, as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, the Bank has sold loans on a service released basis to various other financial institutions in recent years. The agreements under which the Bank sells these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, the Bank may be required to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or may be required to repurchase a loan. Both circumstances are collectively referred to as “repurchases.”

The Company’s liability for repurchases, included in accrued expenses and other liabilities on the Statements of Financial Condition, was $1.59 million and $1.14 million as of December 31, 2012 and 2011, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.

Commitments — 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.19 million in 2013, $2.68 million in 2014, $2.26 million in 2015, $2.17 million in 2016, $2.08 million in 2017, and $7.12 million, thereafter. As of December 31, 2012, future minimum rentals to be received under noncancellable subleases totaled $2.99 million.

Rental expense of office premises and equipment and related sublease income were as follows:

Year Ended December 31 (Dollars in thousands)	2012	2011	2010
Gross rental expense	$3,787	$3,714	$3,173
Sublease rental income	(878)	(878)	(1,562)
Net rental expense	$2,909	$2,836	$1,611

Financial Instruments with Off-Balance-Sheet Risk —To meet the financing needs of our clients, 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate and sell loans, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.

Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit are essentially the same as those involved in extending loan commitments to clients. Standby letters of credit totaled $17.29 million and $14.66 million at December 31, 2012 and 2011, respectively. Standby letters of credit generally have terms ranging from six months to one year.

Note 18 — Derivative Financial Instruments

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments. See Note 17 for further information.

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

At December 31, 2012 and 2011, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	classification	value	classification	value

Interest rate swap contracts	$446,024	Other assets	$16,126	Other liabilities	$16,444
Loan commitments	33,961	Mortgages held for sale	220	N/A	—
Forward contracts	21,500	N/A	—	Mortgages held for sale	33
Total - December 31, 2012	$501,485		$16,346		$16,477

Interest rate swap contracts	$453,428	Other assets	$17,496	Other liabilities	$17,945
Loan commitments	38,209	Mortgages held for sale	189	N/A	—
Forward contracts	21,247	N/A	—	Mortgages held for sale	218
Total - December 31, 2011	$512,884		$17,685		$18,163

At December 31, 2012, 2011 and 2010, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

	Statement of	Gain (loss)
(Dollars in thousands)	Income classification	2012	2011	2010
Interest rate swap contracts	Other expense	$131	$57	$61
Interest rate swap contracts	Other income	721	588	448
Loan commitments	Mortgage banking income	31	159	(47)
Forward contracts	Mortgage banking income	185	(669)	40
Total		$1,068	$135	$502

Note 19 — Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total capital and Tier I capital to risk-weighted assets and of Tier I capital to average assets. The Company believes that it meets all capital adequacy requirements to which it is subject.

The most recent notification from the Federal bank regulators categorized 1st Source Bank, the largest of its subsidiaries, as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that the Company believes will have changed the institution’s category.

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2012, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$555,163	15.57%	$285,304	8.00%	$356,631	10.00%
1st Source Bank	535,409	15.05%	284,611	8.00%	355,763	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	508,582	14.26%	142,652	4.00%	213,978	6.00%
1st Source Bank	490,077	13.78%	142,305	4.00%	213,458	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	508,582	11.47%	177,299	4.00%	221,624	5.00%
1st Source Bank	490,077	11.08%	176,928	4.00%	221,160	5.00%
2011
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$547,655	16.51%	$265,368	8.00%	$331,710	10.00%
1st Source Bank	536,730	16.24%	264,479	8.00%	330,599	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	504,691	15.21%	132,684	4.00%	199,026	6.00%
1st Source Bank	494,882	14.97%	132,240	4.00%	198,359	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	504,691	11.72%	172,246	4.00%	215,307	5.00%
1st Source Bank	494,882	11.52%	171,812	4.00%	214,764	5.00%

The Bank was required to maintain noninterest bearing cash balances with the Federal Reserve Bank until July 11, 2012 when the Federal Reserve eliminated the contractual clearing balance program. The average balance of these deposits for the years ended December 31, 2012 and 2011, was approximately $1.62 million and $3.00 million, respectively.

Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.

Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2012, 1st Source Bank met its minimum net worth capital requirements.

Note 20 — Fair Value Measurements

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2012 and 2011, all mortgages held for sale are carried at fair value.

The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2012 and 2011:

Excess of fair value
carrying amount
	Fair value carrying	Aggregate unpaid	over (under) unpaid
(Dollars in thousands)	amount	principal	principal
December 31, 2012
Mortgages held for sale reported at fair value:
Total Loans	$10,879	$10,293	$586	(1)
Nonaccrual Loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—
December 31, 2011
Mortgages held for sale reported at fair value:
Total Loans	$12,644	$12,265	$379	(1)
Nonaccrual Loans	—	—	—
Loans 90 days or more past due and still accruing	—	—	—

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

Financial Instruments on Recurring Basis:

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:

Investment securities available for sale are valued primarily by a third party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed by the Company for reasonableness and to ensure such prices are aligned with market levels. In general, the Company’s investment securities do not possess a complex structure that could introduce greater valuation risk. The portfolio mainly consists of traditional investments including U.S. Treasury and Federal agencies securities, federal agency mortgage pass-through securities, and general obligation and revenue municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third party sources for a material portion of the portfolio.

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

•                  State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems. Since some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. Local direct placement municipal securities, with very little market activity, are priced using an appropriate market yield curve.

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

The table below presents the balance of assets and liabilities at December 31, 2012 and 2011 measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,063	$402,190	$—	$422,253
U.S. States and political subdivisions securities	—	97,736	7,701	105,437
Mortgage-backed securities - Federal agencies	—	312,407	—	312,407
Corporate debt securities	—	31,248	—	31,248
Foreign government and other securities	—	3,726	—	3,726
Total debt securities	20,063	847,307	7,701	875,071
Marketable equity securities	5,693	—	—	5,693
Total investment securities available-for-sale	25,756	847,307	7,701	880,764
Trading account securities	146	—	—	146
Mortgages held for sale	—	10,879	—	10,879
Accrued income and other assets (interest rate swap agreements)	—	16,126	—	16,126
Total - December 31, 2012	$25,902	$874,312	$7,701	$907,915

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,444	$—	$16,444
Total - December 31, 2012	$—	$16,444	$—	$16,444

Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,016	$381,109	$—	$401,125
U.S. States and political subdivisions securities	—	96,867	10,493	107,360
Mortgage-backed securities - Federal agencies	—	328,948	—	328,948
Corporate debt securities	—	36,310	—	36,310
Foreign government and other securities	—	4,038	675	4,713
Total debt securities	20,016	847,272	11,168	878,456
Marketable equity securities	4,403	141	—	4,544
Total investment securities available-for-sale	24,419	847,413	11,168	883,000
Trading account securities	132	—	—	132
Mortgages held for sale	—	12,644	—	12,644
Accrued income and other assets (interest rate swap agreements)	—	17,496	—	17,496
Total - December 31, 2011	$24,551	$877,553	$11,168	$913,272

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$17,945	$—	$17,945
Total - December 31, 2011	$—	$17,945	$—	$17,945

The changes in Level 3 assets and liabilities at December 31, 2012 and 2011 measured at fair value on a recurring basis are summarized as follows:

	U.S. States		Foreign
	and political	Corporate	government	Investment
	subdivisions	debt	and other	securities
(Dollars in thousands)	securities	securities	securities	available-for-sale
Beginning balance January 1, 2012	$10,493	$—	$675	$11,168
Total gains or losses (realized/unrealized):			—
Included in earnings	—	—	—	—
Included in other comprehensive income	258	—	—	258
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(3,050)	—	—	(3,050)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	(675)	(675)
Ending balance December 31, 2012	$7,701	$—	$—	$7,701

Beginning balance January 1, 2011	$16,306	$9,992	$675	$26,973
Total gains or losses (realized/unrealized):			—
Included in earnings	—	—	—	—
Included in other comprehensive income	978	—	—	978
Purchases	700	—	100	800
Issuances	—	—	—	—
Settlements	—	—	—	—
Maturities	(7,491)	(9,992)	(100)	(17,583)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance December 31, 2011	$10,493	$—	$675	$11,168

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2012 or 2011. A foreign government debt security was transferred from Level 3 to Level 2 during 2012 due to the Company’s periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement. No transfers between Level 1 and 2 occurred during 2012 or 2011.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2012.

		Valuation
(Dollars in thousands)	Fair value	Methodology	Unobservable Inputs	Range of Inputs
Investment securities available-for-sale
Adjustable rate securities	$3,364	Discounted cash flows	Illiquidity adjustment	4% - 8%
			Term assumption (1)	5 years
			Coupon forecast assumption	0.50% - 0.88%

Direct placement municipal securities	4,337	Discounted cash flows	Credit spread assumption	1.22% - 1.95%
Total investment securities available-for-sale	$7,701

(1) Term assumption is influenced by security call history

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement can be significant. The significant unobservable inputs for Adjustable Rate Securities are illiquidity, term and coupon forecast assumptions. The illiquidity adjustment is negatively correlated to the fair value measure. An increase (decrease) in the determined illiquidity adjustment will lower (increase) the fair value measure. The term assumption is negatively correlated to the fair value measure. An increase (decrease) in the determined term adjustment will decrease (increase) the fair value measure. The coupon forecast is positively correlated to the fair value measure. An increase (decrease) in the determined coupon forecast will increase (decrease) the fair value measure. A permutation that includes a change in the coupon forecast with a change in either or both of the two variables will mitigate the significance of the change to the fair value measure. The significant unobservable input for direct placement municipal securities is the underlying market level used to determine the fair value measure. An increase (decrease) in the estimated yield level of the market will decrease (increase) the fair value measure of the securities.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2012 and 2011, respectively: impaired loans - $0.46 million and $3.37 million; partnership investments - $(0.28) million and $(0.20) million; mortgage servicing rights - $(0.24) million and $0.24 million; repossessions - $0.40 million and $0.89 million, and other real estate - $0.71 million and $0.76 million.

The table below presents the carrying value of assets at December 31, 2012 and 2011, measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2012
Impaired loans - collateral based	$—	$—	$2,027	$2,027
Accrued income and other assets (partnership investments)	—	—	2,032	2,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,645	4,645
Accrued income and other assets (repossessions)	—	—	63	63
Accrued income and other assets (other real estate)	—	—	5,344	5,344
Total	$—	$—	$14,111	$14,111
December 31, 2011
Impaired loans - collateral based	$—	$—	$7,419	$7,419
Accrued income and other assets (partnership investments)	—	—	2,799	2,799
Accrued income and other assets (mortgage servicing rights)	—	—	5,372	5,372
Accrued income and other assets (repossessions)	—	—	6,792	6,792
Accrued income and other assets (other real estate)	—	—	8,755	8,755
Total	$—	$—	$31,137	$31,137

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012.

			Valuation
(Dollars in thousands)	Carrying Value	Fair value	Methodology	Unobservable Inputs	Range of Inputs
Impaired loans	$2,027	$2,027	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,645	5,760	Discounted cash flows	Constant prepayment rate (CPR)	14.1% - 23.2%
				Discount rate	8.5% - 11.5%

Repossessions	63	59	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 45%

Other real estate	5,344	6,550	Appraisals	Discount for lack of marketability	0% - 68%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of the Company’s financial instruments as of December 31, 2012 and 2011 are summarized in the table below.

	Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Cash and due from banks	$83,232	$83,232	$83,232	$—	$—
Federal funds sold and interest bearing deposits with other banks	702	702	702	—	—
Investment securities, available-for-sale	880,764	880,764	25,756	847,307	7,701
Other investments and trading account securities	22,755	22,755	22,755	—	—
Mortgages held for sale	10,879	10,879	—	10,879	—
Loans and leases, net of reserve for loan and lease losses	3,244,242	3,287,976	—	—	3,287,976
Cash surrender value of life insurance policies	56,572	56,572	56,572	—	—
Mortgage servicing rights	4,645	5,760	—	—	5,760
Interest rate swaps	16,126	16,126	—	16,126	—
Liabilities:
Deposits	$3,624,347	$3,641,280	$2,556,122	$1,085,158	$—
Short-term borrowings	169,188	169,188	161,138	8,050	—
Long-term debt and mandatorily redeemable securities	71,021	71,557	—	71,557	—
Subordinated notes	58,764	72,914	—	72,914	—
Interest rate swaps	16,444	16,444	—	16,444	—
Off-balance-sheet instruments *	—	188	—	188	—

December 31, 2011
Assets:
Cash and due from banks	$61,406	$61,406
Federal funds sold and interest bearing deposits with other banks	52,921	52,921
Investment securities, available-for-sale	883,000	883,000
Other investments and trading account securities	19,106	19,106
Mortgages held for sale	12,644	12,644
Loans and leases, net of reserve for loan and lease losses	3,008,899	3,125,581
Cash surrender value of life insurance policies	54,729	54,729
Mortgage servicing rights	5,372	6,725
Interest rate swaps	17,496	17,496
Liabilities:
Deposits	$3,520,141	$3,546,366
Short-term borrowings	125,141	125,234
Long-term debt and mandatorily redeemable securities	37,156	37,865
Subordinated notes	89,692	87,527
Interest rate swaps	17,945	17,945
Off-balance-sheet instruments *	—	131

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

Note 21 — 1st Source Corporation (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2012	2011
ASSETS
Cash and cash equivalents	$32,603	$24,415
Short-term investments with bank subsidiary	500	500
Investment securities, available-for-sale (amortized cost of $1,243 and $1,744 at December 31, 2012 and 2011, respectively)	3,779	4,275
Other investments	1,470	—
Trading account securities	146	132
Investments in:
Bank subsidiaries	594,851	598,507
Non-bank subsidiaries	2,120	1,858
Premises and equipment, net	30	63
Other assets	5,693	8,298
Total assets	$641,192	$638,048
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$4,659	$8,001
Other liabilities	4,824	5,198
Long-term debt and mandatorily redeemable securities	73,054	100,931
Total liabilities	82,537	114,130
Shareholders’ equity	558,655	523,918
Total liabilities and shareholders’ equity	$641,192	$638,048

STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2012	2011	2010
Income:
Dividends from bank subsidiary	$58,739	$28,175	$106,485
Rental income from subsidiaries	1,873	1,772	2,439
Other	499	418	584
Investment securities and other investment gains	273	237	592
Total income	61,384	30,602	110,100
Expenses:
Interest on long-term debt and mandatorily redeemable securities	7,592	7,628	7,497
Interest on commercial paper and other short-term borrowings	17	18	30
Rent expense	1,635	1,483	1,109
Other	354	763	3,693
Total expenses	9,598	9,892	12,329
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	51,786	20,710	97,771
Income tax benefit	2,274	2,607	3,365
Income before equity in undistributed (distributed in excess of) income of subsidiaries	54,060	23,317	101,136
Equity in (distributed in excess of) undistributed income of subsidiaries:
Bank subsidiaries	(4,690)	24,511	(59,987)
Non-bank subsidiaries	263	367	95
Net income	$49,633	$48,195	$41,244

STATEMENTS OF CASH FLOW

Year Ended December 31 (Dollars in thousands)	2012	2011	2010
Operating activities:
Net income	$49,633	$48,195	$41,244
Adjustments to reconcile net income to net cash provided by operating activities:
Equity distributed (undistributed) in excess of income of subsidiaries	4,427	(24,878)	59,892
Depreciation of premises and equipment	39	76	541
Realized/unrealized investment securities and other investment gains	(273)	(237)	(592)
Change in trading account securities	(14)	6	(13)
Other	3,600	2,246	1,431
Net change in operating activities	57,412	25,408	102,503
Investing activities:
Proceeds from sales and maturities of investment securities	500	657	3,613
Purchases of other investments	(1,470)	—	—
Net change in premises and equipment	(6)	142	1,418
Return of capital from subsidiaries	—	1,000	—
Net change in investing activities	(976)	1,799	5,031
Financing activities:
Net change in commercial paper	(3,342)	3,760	(872)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	2,627	1,936	142
Payments on subordinated notes	(30,928)	—	—
Payments on long-term debt and mandatorily redeemable securities	(317)	(328)	(10,337)
Net proceeds from issuance of treasury stock	3,935	2,953	2,873
Repurchase of common stock warrant	—	(3,750)	—
Redemption of preferred stock	—	—	(111,000)
Acquisition of treasury stock	(3,701)	(2,241)	(2,142)
Cash dividends paid on preferred stock	—	—	(5,519)
Cash dividends paid on common stock	(16,522)	(15,921)	(15,076)
Net change in financing activities	(48,248)	(13,591)	(141,931)
Net change in cash and cash equivalents	8,188	13,616	(34,397)
Cash and cash equivalents, beginning of year	24,415	10,799	45,196
Cash and cash equivalents, end of year	$32,603	$24,415	$10,799

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, 1st Source believes that, as of December 31, 2012, 1st Source’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 31.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ ANDREA G. SHORT
Andrea G. Short, Treasurer and Chief Financial Officer

South Bend, Indiana

Item 9B.  Other Information.

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2013 Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation.

The information under the caption “Compensation Discussion & Analysis” of the 2013 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2013 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2012:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to be	Weighted-average	Under Equity
	Issued upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a)]
Equity compensation plans approved by shareholders
2001 stock option plan	7,500	$12.04	—
2011 stock option plan	—	—	2,000,000
1997 employee stock purchase plan	20,519	20.42	131,677
1982 executive incentive plan	—	—	148,253	(1)(2)
1982 restricted stock award plan	—	—	67,186	(1)
1998 performance compensation plan	—	—	89,677	(1)(2)
Total plans approved by shareholders	28,019	$18.18	2,436,793
Equity compensation plans not approved by shareholders	—	—	—
Total equity compensation plans	28,019	$18.18	2,463,793

(1)Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.

(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2013 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2013 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended July 30, 2009, filed as exhibit to Form 8-K, dated July 30, 2009, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(2)	Employment Agreement of Andrea G. Short dated January 1, 2013, filed as exhibit to Form 10-K, dated December 31, 2012.

10(a)(3)	Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(4)	Employment Agreement of Steven J. Wessell, dated June 1, 2011, filed as exhibit to Form 10-Q, dated March 31, 2012, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended February 3, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

10(e)	1st Source Corporation 2001 Stock Option Plan, amended July 27, 2006, and filed as an exhibit to 1st Source Corporation Proxy Statement dated March 7, 2001, and incorporated herein by reference.

10(f)	1st Source Corporation 1998 Performance Compensation Plan, amended January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(g)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated, December 31, 2005, and incorporated herein by reference.

10 (h)	1st Source Corporation 2011 Stock Option Plan, dated January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
FBT Capital Corporation (Inactive)	Indiana
1st Source Leasing, Inc.	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Capital Trust IV	Delaware
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 22, 2013
Christopher J. Murphy III	President and Chief Executive Officer

/s/ WELLINGTON D. JONES III	Vice Chairman of the Board	February 22, 2013
Wellington D. Jones III	and Director

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 22, 2013
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 22, 2013
John B. Griffith	and General Counsel

/s/ ALLISON N. EGIDI	Director	February 22, 2013
Allison N. Egidi

/s/ DANIEL B. FITZPATRICK	Director	February 22, 2013
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 22, 2013
Tracy D. Graham

/s/ CRAIG A. KAPSON	Director	February 22, 2013
Craig A. Kapson

/s/ NAJEEB A. KHAN	Director	February 22, 2013
Najeeb A. Khan

/s/ REX MARTIN	Director	February 22, 2013
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 22, 2013
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 22, 2013
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 22, 2013
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 22, 2013
Mark D. Schwabero