Form 10-Q
period 2013-03-31
1ST SOURCE CORP
filed 2013-04-25
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of common stock outstanding as of April 12, 2013 — 24,366,463 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$43,033	$83,232
Federal funds sold and interest bearing deposits with other banks	21,424	702
Investment securities available-for-sale (amortized cost of $830,464 and $849,139 at March 31, 2013 and December 31, 2012, respectively)	860,137	880,764
Other investments	22,609	22,609
Trading account securities	162	146
Mortgages held for sale	10,634	10,879
Loans and leases - net of unearned discount
Commercial and agricultural loans	647,661	639,069
Auto, light truck and environmental equipment	449,646	438,147
Medium and heavy duty truck	166,590	172,002
Aircraft financing	699,241	696,479
Construction equipment financing	285,916	278,974
Commercial real estate	566,355	554,968
Residential real estate	445,160	438,641
Consumer loans	112,649	109,273
Total loans and leases	3,373,218	3,327,553
Reserve for loan and lease losses	(84,011)	(83,311)
Net loans and leases	3,289,207	3,244,242
Equipment owned under operating leases, net	53,457	52,173
Net premises and equipment	45,620	45,016
Goodwill and intangible assets	87,207	87,502
Accrued income and other assets	124,538	123,428
Total assets	$4,558,028	$4,550,693

LIABILITIES
Deposits:
Noninterest bearing	$647,407	$646,380
Interest bearing	3,033,159	2,977,967
Total deposits	3,680,566	3,624,347
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	102,672	158,680
Other short-term borrowings	12,205	10,508
Total short-term borrowings	114,877	169,188
Long-term debt and mandatorily redeemable securities	68,258	71,021
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	67,201	68,718
Total liabilities	3,989,666	3,992,038

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 at March 31, 2013 and December 31, 2012	346,535	346,535
Retained earnings	231,664	223,715
Cost of common stock in treasury (1,275,434 shares at March 31, 2013 and 1,399,261 shares at December 31, 2012)	(28,170)	(31,134)
Accumulated other comprehensive income	18,333	19,539
Total shareholders’ equity	568,362	558,655
Total liabilities and shareholders’ equity	$4,558,028	$4,550,693

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans and leases	$39,170	$39,896
Investment securities, taxable	3,695	4,327
Investment securities, tax-exempt	771	852
Other	242	226
Total interest income	43,878	45,301

Interest expense:
Deposits	4,542	5,745
Short-term borrowings	32	53
Subordinated notes	1,055	1,647
Long-term debt and mandatorily redeemable securities	495	471
Total interest expense	6,124	7,916

Net interest income	37,754	37,385
Provision for loan and lease losses	757	2,254
Net interest income after provision for loan and lease losses	36,997	35,131

Noninterest income:
Trust fees	4,101	3,973
Service charges on deposit accounts	2,239	2,438
Debit card income	2,065	2,067
Mortgage banking income	1,628	1,942
Insurance commissions	1,446	1,357
Equipment rental income	4,012	5,350
Investment securities and other investment gains	173	395
Other income	3,284	3,001
Total noninterest income	18,948	20,523

Noninterest expense:
Salaries and employee benefits	19,936	20,316
Net occupancy expense	2,207	2,160
Furniture and equipment expense	3,899	3,507
Depreciation - leased equipment	3,225	4,311
Professional fees	1,355	1,398
Supplies and communication	1,536	1,393
FDIC and other insurance	878	949
Business development and marketing expense	773	867
Loan and lease collection and repossession expense	757	1,501
Other expense	1,984	1,646
Total noninterest expense	36,550	38,048

Income before income taxes	19,395	17,606
Income tax expense	6,991	5,891

Net income	$12,404	$11,715

Per common share:
Basic net income per common share	$0.50	$0.48
Diluted net income per common share	$0.50	$0.48
Dividends	$0.17	$0.16
Basic weighted average common shares outstanding	24,321,985	24,259,416
Diluted weighted average common shares outstanding	24,324,328	24,270,866

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$12,404	$11,715

Other comprehensive (loss) income, net of tax:
Change in unrealized appreciation of available-for-sale securities, net of tax	(1,206)	(402)
Reclassification adjustment for gains included in net income, net of tax	—	(171)
Other comprehensive (loss) income	(1,206)	(573)

Comprehensive income	$11,198	$11,142

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2012	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net income	11,715	—	—	11,715	—	—
Other comprehensive loss	(573)	—	—	—	—	(573)
Issuance of 150,343 common shares under stock based compensation awards, including related tax effects	3,375	—	—	126	3,249	—
Cost of 104,471 shares of common stock acquired for treasury	(2,617)	—	—	—	(2,617)	—
Common stock dividend ($0.16 per share)	(3,927)	—	—	(3,927)	—	—
Balance at March 31, 2012	$531,891	$—	$346,535	$198,175	$(30,757)	$17,938

Balance at January 1, 2013	$558,655	$—	$346,535	$223,715	$(31,134)	$19,539
Net income	12,404	—	—	12,404	—	—
Other comprehensive loss	(1,206)	—	—	—	—	(1,206)
Issuance of 148,627 common shares under stock based compensation awards, including related tax effects	3,249	—	—	(281)	3,530	—
Cost of 24,800 shares of common stock acquired for treasury	(566)	—	—	—	(566)	—
Common stock dividend ($0.17 per share)	(4,174)	—	—	(4,174)	—	—
Balance at March 31, 2013	$568,362	$—	$346,535	$231,664	$(28,170)	$18,333

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$12,404	$11,715
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	757	2,254
Depreciation of premises and equipment	1,148	1,032
Depreciation of equipment owned and leased to others	3,225	4,311
Amortization of investment security premiums and accretion of discounts, net	942	1,012
Amortization of mortgage servicing rights	480	692
Mortgage servicing asset recoveries	—	(234)
Deferred income taxes	433	(1,080)
Investment securities and other investment gains	(173)	(395)
Originations of loans held for sale, net of principal collected	(26,885)	(35,772)
Proceeds from the sales of loans held for sale	28,308	31,574
Net gain on sale of loans held for sale	(1,178)	(1,272)
Change in trading account securities	(16)	(12)
Change in interest receivable	(1,339)	(665)
Change in interest payable	856	1,400
Change in other assets	865	3,311
Change in other liabilities	(728)	(1,596)
Other	285	346
Net change in operating activities	19,384	16,621

Investing activities:
Proceeds from sales of investment securities	—	40,236
Proceeds from maturities of investment securities	65,273	99,619
Purchases of investment securities	(47,367)	(160,052)
Loans sold or participated to others	8,109	6,312
Net change in loans and leases	(54,653)	(65,320)
Net change in equipment owned under operating leases	(4,509)	6,399
Purchases of premises and equipment	(1,761)	(1,161)
Net change in investing activities	(34,908)	(73,967)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(33,078)	(17,501)
Net change in certificates of deposit	89,297	3,034
Net change in short-term borrowings	(54,311)	18,537
Proceeds from issuance of long-term debt	4,912	—
Payments on long-term debt	(9,189)	(199)
Net proceeds from issuance of treasury stock	3,249	3,375
Acquisition of treasury stock	(566)	(2,617)
Cash dividends paid on common stock	(4,267)	(4,002)
Net change in financing activities	(3,953)	627

Net change in cash and cash equivalents	(19,477)	(56,719)

Cash and cash equivalents, beginning of year	83,934	114,327

Cash and cash equivalents, end of period	$64,457	$57,608

Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$822	$1,158
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,801	2,643

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

The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2012 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.  The Consolidated Statement of Financial Condition at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2.       Recent Accounting Pronouncements

Comprehensive Income:  In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  ASU 2013-02 is effective prospectively during interim and annual periods beginning after December 15, 2012.  The Company has adopted the standard as required, however the effect of applying this standard is not reflected in the March 31, 2013 Form 10Q as the Company did not have amounts reclassified out of Accumulated Other Comprehensive Income during the quarter ended March 31, 2013.  Amounts in future periods, when they occur, will be reflected in the investment securities and other investment gains and the income tax expense line items in the Consolidated Statements of Income.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities:  In January 2013, the FASB issued ASU No. 2013-01 “Balance Sheet (Topic 210) — Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11.  ASU 2011-11 applies only to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria in the Accounting Standards Codification or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The effect of applying this standard is reflected in Note 8 — Derivative Financial Instruments.

Offsetting Assets and Liabilities:  In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Retrospective disclosure is required for all comparative periods presented.  The effect of applying this standard is reflected in Note 8 — Derivative Financial Instruments.

Note 3.       Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
U.S. Treasury and Federal agencies securities	$395,414	$10,545	$(118)	$405,841
U.S. States and political subdivisions securities	100,578	5,515	(570)	105,523
Mortgage-backed securities — Federal agencies	299,897	10,174	(272)	309,799
Corporate debt securities	29,507	408	(20)	29,895
Foreign government and other securities	2,700	18	—	2,718
Total debt securities	828,096	26,660	(980)	853,776
Marketable equity securities	2,368	3,996	(3)	6,361
Total investment securities available-for-sale	$830,464	$30,656	$(983)	$860,137

December 31, 2012
U.S. Treasury and Federal agencies securities	$410,983	$11,353	$(83)	$422,253
U.S. States and political subdivisions securities	100,055	5,864	(482)	105,437
Mortgage-backed securities — Federal agencies	301,136	11,296	(25)	312,407
Corporate debt securities	30,897	445	(94)	31,248
Foreign government and other securities	3,700	26	—	3,726
Total debt securities	846,771	28,984	(684)	875,071
Marketable equity securities	2,368	3,329	(4)	5,693
Total investment securities available-for-sale	$849,139	$32,313	$(688)	$880,764

At March 31, 2013 and December 31, 2012, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The contractual maturities of investments in debt securities available-for-sale at March 31, 2013 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$113,060	$113,307
Due after one year through five years	336,416	349,286
Due after five years through ten years	77,460	80,131
Due after ten years	1,263	1,253
Mortgage-backed securities	299,897	309,799
Total debt securities available-for-sale	$828,096	$853,776

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  There were no other-than-temporary-impairment (OTTI) write-downs in 2013 or 2012.

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Gross realized gains	$—	$275
Gross realized losses	—	—
Net realized gains	$—	$275

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2013
U.S. Treasury and Federal agencies securities	$37,231	$(118)	$—	$—	$37,231	$(118)
U.S. States and political subdivisions securities	10,530	(55)	3,481	(515)	14,011	(570)
Mortgage-backed securities - Federal agencies	29,087	(271)	57	(1)	29,144	(272)
Corporate debt securities	—	—	4,505	(20)	4,505	(20)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	76,848	(444)	8,043	(536)	84,891	(980)
Marketable equity securities	—	—	5	(3)	5	(3)
Total investment securities available-for-sale	$76,848	$(444)	$8,048	$(539)	$84,896	$(983)

December 31, 2012
U.S. Treasury and Federal agencies securities	$37,316	$(83)	$—	$—	$37,316	$(83)
U.S. States and political subdivisions securities	7,730	(46)	3,364	(436)	11,094	(482)
Mortgage-backed securities - Federal agencies	6,264	(24)	60	(1)	6,324	(25)
Corporate debt securities	—	—	4,431	(94)	4,431	(94)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	51,410	(153)	7,855	(531)	59,265	(684)
Marketable equity securities	—	—	5	(4)	5	(4)
Total investment securities available-for-sale	$51,410	$(153)	$7,860	$(535)	$59,270	$(688)

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

At March 31, 2013, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost.  Primarily the unrealized losses on debt securities are due to market volatility and market illiquidity on auction rate securities which are reflected in U.S. States and political subdivisions.  The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline.  The Company does not believe any of the securities are impaired due to reasons of credit quality.

At March 31, 2013 and December 31, 2012, investment securities with carrying values of $220.26 million and $216.34 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2013
Commercial and agricultural loans	$615,574	$32,087	$647,661
Auto, light truck and environmental equipment	444,354	5,292	449,646
Medium and heavy duty truck	165,627	963	166,590
Aircraft financing	647,395	51,846	699,241
Construction equipment financing	269,302	16,614	285,916
Commercial real estate	521,041	45,314	566,355
Total	$2,663,293	$152,116	$2,815,409

December 31, 2012
Commercial and agricultural loans	$612,567	$26,502	$639,069
Auto, light truck and environmental equipment	428,582	9,565	438,147
Medium and heavy duty truck	170,116	1,886	172,002
Aircraft financing	648,316	48,163	696,479
Construction equipment financing	262,980	15,994	278,974
Commercial real estate	507,219	47,749	554,968
Total	$2,629,780	$149,859	$2,779,639

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity.  The table below presents the recorded investment in residential real estate and consumer loans by performing or nonperforming status.  Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2013
Residential real estate	$442,655	$2,505	$445,160
Consumer	112,201	448	112,649
Total	$554,856	$2,953	$557,809

December 31, 2012
Residential real estate	$435,962	$2,679	$438,641
Consumer	108,814	459	109,273
Total	$544,776	$3,138	$547,914

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
March 31, 2013
Commercial and agricultural loans	$639,249	$416	$—	$—	$639,665	$7,996	$647,661
Auto, light truck and environmental equipment	448,775	122	41	—	448,938	708	$449,646
Medium and heavy duty truck	166,229	—	354	—	166,583	7	$166,590
Aircraft financing	683,727	673	—	—	684,400	14,841	$699,241
Construction equipment financing	281,153	507	40	—	281,700	4,216	$285,916
Commercial real estate	553,821	248	—	—	554,069	12,286	$566,355
Residential real estate	441,817	826	12	115	442,770	2,390	$445,160
Consumer	111,373	663	165	116	112,317	332	112,649
Total	$3,326,144	$3,455	$612	$231	$3,330,442	$42,776	$3,373,218

December 31, 2012
Commercial and agricultural loans	$629,035	$807	$48	$—	$629,890	$9,179	$639,069
Auto, light truck and environmental equipment	437,087	202	—	—	437,289	858	438,147
Medium and heavy duty truck	171,950	—	—	—	171,950	52	172,002
Aircraft financing	691,187	—	—	—	691,187	5,292	696,479
Construction equipment financing	272,817	598	274	—	273,689	5,285	278,974
Commercial real estate	541,811	102	—	—	541,913	13,055	554,968
Residential real estate	434,434	1,019	509	356	436,318	2,323	438,641
Consumer	107,630	816	368	86	108,900	373	109,273
Total	$3,285,951	$3,544	$1,199	$442	$3,291,136	$36,417	$3,327,553

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
March 31, 2013
With no related allowance recorded:
Commercial and agricultural loans	$1,434	$1,433	$—
Auto, light truck and environmental equipment	464	465	—
Medium and heavy duty truck	—	—	—
Aircraft financing	447	447	—
Construction equipment financing	4,154	4,152	—
Commercial real estate	20,203	20,203	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related allowance recorded	26,702	26,700	—
With an allowance recorded:
Commercial and agricultural loans	5,638	5,638	434
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	14,315	14,315	1,639
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	19,953	19,953	2,073
Total impaired loans	$46,655	$46,653	$2,073

December 31, 2012
With no related allowance recorded:
Commercial and agricultural loans	$2,572	$2,572	$—
Auto, light truck and environmental equipment	474	474	—
Medium and heavy duty truck	—	—	—
Aircraft financing	3,115	3,115	—
Construction equipment financing	5,109	5,107	—
Commercial real estate	19,597	19,597	—
Residential real estate	101	101	—
Consumer loans	—	—	—
Total with no related allowance recorded	30,968	30,966	—
With an allowance recorded:
Commercial and agricultural loans	6,075	6,074	729
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,086	2,086	852
Construction equipment financing	—	—	—
Commercial real estate	1,588	1,588	42
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	9,749	9,748	1,623
Total impaired loans	$40,717	$40,714	$1,623

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended March 31,
	2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$8,319	$3	$9,993	$8
Auto, light truck and environmental equipment	466	—	1,591	7
Medium and heavy duty truck	—	—	1,375	1
Aircraft financing	8,268	—	12,268	—
Construction equipment financing	4,705	2	3,665	4
Commercial real estate	20,545	152	21,226	49
Residential real estate	—	—	36	1
Consumer	—	—	—	—
Total	$42,303	$157	$50,154	$70

The number of loans and leases classified as troubled debt restructuring (TDR) during the three months ended March 31, 2013 and 2012, segregated by class, are shown in the table below as well as the recorded investment as of March 31. The classification between nonperforming and performing is shown at the time of modification.    During 2013 and 2012, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions.  The modifications did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates.  Consequently, the financial impact of the modifications is immaterial.

Three Months Ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Performing TDRs:
Commercial and agricultural loans	—	$—	—	$—
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	1	108
Consumer	—	—	—	—
Total performing TDR modifications	—	$—	1	$108

Nonperforming TDRs:
Commercial and agricultural loans	1	$25	—	$—
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total nonperforming TDR modifications	1	$25	—	$—
Total TDR modifications	1	$25	1	$108

There were no TDRs which had payment defaults within twelve months following modification during the three months ended March 31, 2013 and 2012.  Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The table below presents the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Performing TDRs	$8,582	$8,839
Nonperforming TDRs	10,873	12,869
Total TDRs	$19,455	$21,708

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

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2013 and 2012 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
March 31, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	285	1	—	31	83	62	77	423	962
Recoveries	109	123	14	178	35	329	6	111	905
Net charge-offs (recoveries)	176	(122)	(14)	(147)	48	(267)	71	312	57
Provision (recovery of provision)	1,077	(376)	(176)	(520)	383	(124)	125	368	757
Balance, end of period	$13,227	$9,330	$2,839	$33,832	$5,725	$13,921	$3,706	$1,431	$84,011

Ending balance, individually evaluated for impairment	$434	$—	$—	$1,639	$—	$—	$—	$—	$2,073
Ending balance, collectively evaluated for impairment	12,793	9,330	2,839	32,193	5,725	13,921	3,706	1,431	81,938
Total reserve for loan and lease losses	$13,227	$9,330	$2,839	$33,832	$5,725	$13,921	$3,706	$1,431	$84,011

Recorded investment in loans
Ending balance, individually evaluated for impairment	$7,072	$464	$—	$14,762	$4,154	$20,203	$—	$—	$46,655
Ending balance, collectively evaluated for impairment	640,589	449,182	166,590	684,479	281,762	546,152	445,160	112,649	3,326,563
Total recorded investement in loans	$647,661	$449,646	$166,590	$699,241	$285,916	$566,355	$445,160	$112,649	$3,373,218

March 31, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	146	2,033	—	139	119	33	41	256	2,767
Recoveries	96	783	21	125	34	34	32	138	1,263
Net charge-offs (recoveries)	50	1,250	(21)	14	85	(1)	9	118	1,504
Provision (recovery of provision)	(516)	2,550	(96)	(14)	641	(447)	25	111	2,254
Balance, end of period	$12,525	$9,769	$3,667	$28,598	$6,851	$16,326	$3,378	$1,280	$82,394

Ending balance, individually evaluated for impairment	$1,187	$1,200	$—	$557	$—	$277	$—	$—	$3,221
Ending balance, collectively evaluated for impairment	11,338	8,569	3,667	28,041	6,851	16,049	3,378	1,280	79,173
Total reserve for loan and lease losses	$12,525	$9,769	$3,667	$28,598	$6,851	$16,326	$3,378	$1,280	$82,394

Recorded investment in loans
Ending balance, individually evaluated for impairment	$9,554	$3,529	$1,227	$12,022	$3,431	$19,740	$108	$—	$49,611
Ending balance, collectively evaluated for impairment	535,503	452,344	174,244	609,478	268,044	519,372	439,454	98,840	3,097,279
Total recorded investement in loans	$545,057	$455,873	$175,471	$621,500	$271,475	$539,112	$439,562	$98,840	$3,146,890

Note 6.       Mortgage Servicing Assets

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value.  The unpaid principal balance of residential mortgage loans serviced for third parties was $888.37 million and $921.20 million at March 31, 2013 and December 31, 2012, respectively.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Mortgage servicing assets:
Balance at beginning of period	$4,645	$5,610
Additions	363	330
Amortization	(480)	(692)
Sales	—	—
Carrying value before valuation allowance at end of period	4,528	5,248

Valuation allowance:
Balance at beginning of period	—	(238)
Impairment (charges) recoveries	—	234
Balance at end of period	$—	$(4)
Net carrying value of mortgage servicing assets at end of period	$4,528	$5,244
Fair value of mortgage servicing assets at end of period	$6,137	$7,494

During the three months ended March 31, 2012, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance.  At March 31, 2013 and 2012, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $1.61 million and $2.25 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.82 million and $0.94 million for the three months ended March 31, 2013 and 2012, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

The Bank issues letters of credit which are conditional commitments that guarantee the performance of a client to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients.  Standby letters of credit totaled $17.84 million and $17.29 million at March 31, 2013 and December 31, 2012, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

Note 8.       Derivative Financial Instruments

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments.  See Note 7 for further information.

The Company has certain interest rate derivative positions that are not designated as hedging instruments.  Derivative assets and liabilities are recorded at fair value on the balance sheet and do take into account the effects of master netting agreements.  Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate.  Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

At March 31, 2013 and December 31, 2012, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	classification	value	classification	value
March 31, 2013
Interest rate swap contracts	$444,440	Other assets	$14,649	Other liabilities	$14,937
Loan commitments	18,911	Mortgages held for sale	264	N/A	—
Forward contracts	21,500	N/A	—	Mortgages held for sale	16
Total	$484,851		$14,913		$14,953

December 31, 2012
Interest rate swap contracts	$446,024	Other assets	$16,126	Other liabilities	$16,444
Loan commitments	33,961	Mortgages held for sale	220	N/A	—
Forward contracts	21,500	N/A	—	Mortgages held for sale	33
Total	$501,485		$16,346		$16,477

For the three months ended March 31, 2013 and 2012, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended
	Statement of	March 31,
(Dollars in thousands)	Income classification	2013	2012
Interest rate swap contracts	Other expense	$30	$75
Interest rate swap contracts	Other income	194	39
Loan commitments	Mortgage banking income	44	213
Forward contracts	Mortgage banking income	17	276
Total		$285	$603

At March 31, 2013 and December 31, 2012 the offsetting of financial assets and derivative assets are shown in the chart below:

				Gross Amounts Not Offset in the
				Statement of Financial Position
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented in
	Recognized	Statement of	the Statement of	Financial	Cash Collateral
(Dollars in thousands)	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
March 31, 2013
Interest Rate Swaps	$15,801	$1,152	$14,649	$—	$—	$14,649

December 31, 2012
Interest Rate Swaps	$17,422	$1,296	$16,126	$—	$—	$16,126

At March 31, 2013 and December 31, 2012 the offsetting of financial liabilities and derivative liabilities are shown in the chart below:

				Gross Amounts Not Offset in the
				Statement of Financial Position
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented in
	Recognized	Statement of	the Statement of	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Financial Position	Financial Position	Instruments	Pledged	Net Amount
March 31, 2013
Interest Rate Swaps	$16,089	$1,152	$14,937	$—	$13,453	$1,484

December 31, 2012
Interest Rate Swaps	$17,740	$1,296	$16,444	$—	$15,811	$633

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  There were no stock options outstanding as of March 31, 2013.  No stock options were considered antidilutive as of March 31, 2012.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31
(Dollars in thousands - except per share amounts)	2013	2012
Distributed earnings allocated to common stock	$4,143	$3,891
Undistributed earnings allocated to common stock	8,101	7,651
Net earnings allocated to common stock	12,244	11,542
Net earnings allocated to participating securities	160	173
Net income allocated to common stock and participating securities	$12,404	$11,715

Weighted average shares outstanding for basic earnings per common share	24,321,985	24,259,416
Dilutive effect of stock compensation	2,343	11,450
Weighted average shares outstanding for diluted earnings per common share	24,324,328	24,270,866

Basic earnings per common share	$0.50	$0.48
Diluted earnings per common share	$0.50	$0.48

Note 10.     Stock Based Compensation

As of March 31, 2013, the Company had four active stock-based employee compensation plans, which are more fully described in Note 15 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2012.  These plans include three executive stock award plans, namely, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan, and the 1998 Performance Compensation Plan, and the Employee Stock Purchase Plan.  The last outstanding grant under the 2001 Stock Option Plan was exercised in March 2013.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2013.

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

The stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2013 and 2012 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

Total fair value of options vested and expensed was zero for the three months ended March 31, 2013 and 2012.  As of March 31, 2013 there were no outstanding stock options.  There were 7,500 stock options exercised at a weighted average price of $12.04 during the three months ended March 31, 2013.  All shares issued in connection with stock option exercises are issued from available treasury stock.

As of March 31, 2013, there was $7.01 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.65 years.

Note 11.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.09 million at March 31, 2013 and $2.02 million at December 31, 2012.  Interest and penalties were recognized through the income tax provision.  For the three months ended March 31, 2013 and 2012, the Company recognized approximately $0.03 million and $(0.05) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.58 million and $0.55 million were accrued at March 31, 2013 and December 31, 2012, respectively.

Tax years that remain open and subject to audit include the federal 2009-2012 years and the Indiana 2009-2012 years.  The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

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

The Company elected fair value accounting for mortgages held for sale.  The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At March 31, 2013 and December 31, 2012, all mortgages held for sale are carried at fair value.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
March 31, 2013
Mortgages held for sale reported at fair value
Total Loans	$10,634	$10,101	$533	(1)

December 31, 2012
Mortgages held for sale reported at fair value
Total Loans	$10,879	$10,293	$586	(1)

(1) The excess of fair value carrying amount over unpaid principal is included in mortgage banking income and includes changes in fair value at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums on acquired loans.

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

The table below presents the balance of assets and liabilities at March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,071	$385,770	$—	$405,841
U.S. States and political subdivisions securities	—	98,453	7,070	105,523
Mortgage-backed securities — Federal agencies	—	309,799	—	309,799
Corporate debt securities	—	29,895	—	29,895
Foreign government and other securities	—	2,718	—	2,718
Total debt securities	20,071	826,635	7,070	853,776
Marketable equity securities	6,361	—	—	6,361
Total investment securities available-for-sale	26,432	826,635	7,070	860,137
Trading account securities	162	—	—	162
Mortgages held for sale	—	10,634	—	10,634
Accrued income and other assets (Interest rate swap agreements)	—	14,649	—	14,649
Total	$26,594	$851,918	$7,070	$885,582

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$14,937	$—	$14,937
Total	$—	$14,937	$—	$14,937

December 31, 2012
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,063	$402,190	$—	$422,253
U.S. States and political subdivisions securities	—	97,736	7,701	105,437
Mortgage-backed securities — Federal agencies	—	312,407	—	312,407
Corporate debt securities	—	31,248	—	31,248
Foreign government and other securities	—	3,726	—	3,726
Total debt securities	20,063	847,307	7,701	875,071
Marketable equity securities	5,693	—	—	5,693
Total investment securities available-for-sale	25,756	847,307	7,701	880,764
Trading account securities	146	—	—	146
Mortgages held for sale	—	10,879	—	10,879
Accrued income and other assets (Interest rate swap agreements)	—	16,126	—	16,126
Total	$25,902	$874,312	$7,701	$907,915

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$16,444	$—	$16,444
Total	$—	$16,444	$—	$16,444

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available- for-sale
Beginning balance January 1, 2013	$7,701	$—	$7,701
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(93)	—	(93)
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Maturities	(538)	—	(538)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2013	$7,070	$—	$7,070

Beginning balance January 1, 2012	$10,493	$675	$11,168
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	17	—	17
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Maturities	(576)	—	(576)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(675)	(675)
Ending balance March 31, 2012	$9,934	$—	$9,934

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2013 or 2012.  No transfers between levels occurred during the three months ended March 31, 2013.  One transfer between levels occurred during the three months ended March, 31, 2012.  No transfers between Level 1 and 2 occurred during the period ended March 31, 2013.  A foreign government debt security was transferred from Level 3 to Level 2 as of March 31, 2012 due to the Company’s periodic review of valuation methodologies and inputs.  The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and 2012.

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Inputs	Range of Inputs
March 31, 2013
Investment securities available-for sale
Adjustable rate securities	$3,285	Discounted cash flows	Illiquidity adjustment	4.00% - 8.00%
			Term assumption (1)	5 yrs
			Coupon forecast assumption	0.26% - 0.42%

Direct placement municipal securities	3,785	Discounted cash flows	Credit spread assumption	1.26% - 2.04%

Total investment securities available-for-sale	$7,070

March 31, 2012
Investment securities available-for sale
Adjustable rate securities	$5,130	Discounted cash flows	Illiquidity adjustment	4.00% - 8.00%
			Term assumption (1)	5 yrs
			Coupon forecast assumption	0.38% - 0.66%

Direct placement municipal securities	4,804	Discounted cash flows	Credit spread assumption	1.56% - 2.75%

Total investment securities available-for-sale	$9,934

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

Discounts range from 10% to 90% depending on the nature of the assets and the source of value.  Aircraft are generally valued using quarterly trade publications adjusted for engine time, condition, maintenance programs, discounted by 10%.  Likewise, autos are valued using current auction values, discounted by 10%; medium and heavy duty trucks are valued using trade publications and auction values, discounted by 15%.  Construction equipment and environmental equipment is generally valued using trade publications and auction values, discounted by 20%.  Real estate is valued based on appraisals or evaluations, discounted by 20% at a minimum with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market.  Commercial loans subject to borrowing base certificates are generally discounted by 20% for receivables and 40% - 75% for inventory with higher discounts when monthly borrowing base certificates are not required or received.

Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach.  In accordance with fair value measurements, only impaired loans for which a reserve for loan loss has been established based on the fair value collateral require classification in the fair value hierarchy.  As a result, only a portion of the Company’s impaired loans are classified in the fair value hierarchy.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2013:  impaired loans - $0.03 million; partnership investments - $(0.17) million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million, and other real estate - $0.02 million.

The table below presents the carrying value of assets at March 31, 2013 and December 31, 2012 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013
Impaired loans - collateral based	$—	$—	$12,688	$12,688
Accrued income and other assets (partnership investments)	—	—	2,206	2,206
Accrued income and other assets (mortgage servicing rights)	—	—	4,528	4,528
Accrued income and other assets (repossessions)	—	—	103	103
Accrued income and other assets (other real estate)	—	—	5,323	5,323
Total	$—	$—	$24,848	$24,848

December 31, 2012
Impaired loans - collateral based	$—	$—	$2,027	$2,027
Accrued income and other assets (partnership investments)	—	—	2,032	2,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,645	4,645
Accrued income and other assets (repossessions)	—	—	63	63
Accrued income and other assets (other real estate)	—	—	5,344	5,344
Total	$—	$—	$14,111	$14,111

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2013
Impaired loans	$12,688	$12,688	Collateral based measurements including appraisals, trade publications, auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,528	6,137	Discounted cash flows	Constant prepayment rate (CPR) Discount rate	13.7% - 20.1% 8.75% - 11.75%

Repossessions	103	182	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 9%

Other real estate	5,323	6,209	Appraisals	Discount for lack of marketability	0% - 60%

December 31, 2012
Impaired loans	$2,027	$2,027	Collateral based measurements including appraisals, trade publications, auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,645	5,760	Discounted cash flows	Constant prepayment rate (CPR) Discount rate	14.1% - 23.2% 8.5% - 11.5%

Repossessions	63	59	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 45%

Other real estate	5,344	6,550	Appraisals	Discount for lack of marketability	0% - 68%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are summarized in the table below.

	Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Cash and due from banks	$43,033	$43,033	$43,033	$—	$—
Federal funds sold and interest bearing deposits with other banks	21,424	21,424	21,424	—	—
Investment securities, available-for-sale	860,137	860,137	26,432	826,635	7,070
Other investments and trading account securities	22,771	22,771	22,771	—	—
Mortgages held for sale	10,634	10,634	—	10,634	—
Loans and leases, net of reserve for loan and lease losses	3,289,207	3,309,349	—	—	3,309,349
Cash surrender value of life insurance policies	57,058	57,058	57,058	—	—
Mortgage servicing rights	4,528	6,137	—	—	6,137
Interest rate swaps	14,649	14,649	—	14,649	—
Liabilities:
Deposits	$3,680,566	$3,694,464	$2,523,044	$1,171,420	$—
Short-term borrowings	114,877	114,877	107,575	7,302	—
Long-term debt and mandatorily redeemable securities	68,258	69,485	—	69,485	—
Subordinated notes	58,764	82,135	—	82,135	—
Interest rate swaps	14,937	14,937	—	14,937	—
Off-balance-sheet instruments *	—	190	—	190	—

December 31, 2012
Assets:
Cash and due from banks	$83,232	$83,232	$83,232	$—	$—
Federal funds sold and interest bearing deposits with other banks	702	702	702	—	—
Investment securities, available-for-sale	880,764	880,764	25,756	847,307	7,701
Other investments and trading account securities	22,755	22,755	22,755	—	—
Mortgages held for sale	10,879	10,879	—	10,879	—
Loans and leases, net of reserve for loan and lease losses	3,244,242	3,287,976	—	—	3,287,976
Cash surrender value of life insurance policies	56,572	56,572	56,572	—	—
Mortgage servicing rights	4,645	5,760	—	—	5,760
Interest rate swaps	16,126	16,126	—	16,126	—
Liabilities:
Deposits	$3,624,347	$3,641,280	$2,556,122	$1,085,158	$—
Short-term borrowings	169,188	169,188	161,138	8,050	—
Long-term debt and mandatorily redeemable securities	71,021	71,557	—	71,557	—
Subordinated notes	58,764	72,914	—	72,914	—
Interest rate swaps	16,444	16,444	—	16,444	—
Off-balance-sheet instruments *	—	188	—	188	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2013, as compared to December 31, 2012, and the results of operations for the three  months ended March 31, 2013 and 2012.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2012 Annual Report.

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.”  Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties.  We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We may make other written or oral forward-looking statements from time to time.  Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements.  Such factors include, but are not limited to, changes in law, regulations or U.S. generally accepted accounting principles; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2012, which filings are available from the SEC.  We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION

Our total assets at March 31, 2013 were $4.56 billion, an increase of $7.34 million or 0.16% from December 31, 2012.  Total loans and leases were $3.37 billion, an increase of $45.67 million or 1.37% from December 31, 2012.  Fed funds sold and interest bearing deposits with other banks were $21.42 million, an increase of $20.72 million from December 31, 2012 as a result of investing excess cash.  Total investment securities, available for sale were $860.14 million which represented a decrease of $20.63 million or 2.34% and total deposits were $3.68 billion, an increase of $56.22 million or 1.55% over the comparable figures at the end of 2012.

Nonperforming assets at March 31, 2013 were $48.43 million, which was an increase of $6.17 million or 14.59% from the $42.27 million reported at December 31, 2012.  At March 31, 2013 and December 31, 2012, nonperforming assets were 1.41% and 1.25%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Accrued income and other assets:
Bank owned life insurance cash surrender value	$57,058	$56,572
Accrued interest receivable	14,037	12,698
Mortgage servicing assets	4,528	4,645
Other real estate	4,372	4,311
Former bank premises held for sale	951	1,034
Repossessions	103	63
All other assets	43,489	44,105
Total accrued income and other assets	$124,538	$123,428

CAPITAL

As of March 31, 2013, total shareholders’ equity was $568.36 million, up $9.71 million or 1.74% from the $558.66 million at December 31, 2012.  In addition to net income of $12.40 million, other significant changes in shareholders’ equity during the first three months of 2013 included $4.17 million of dividends paid.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $18.33 million at March 31, 2013, compared to $19.54 million at December 31, 2012.  The decrease in accumulated other comprehensive income/(loss) during 2013 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 12.47% as of March 31, 2013, compared to 12.28% at December 31, 2012.  Book value per common share rose to $23.33 at March 31, 2013, from $23.04 at December 31, 2012.

We declared and paid dividends per common share of $0.17 during the first quarter of 2013.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 32.84%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2013, are presented in the table below:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$567,168	15.73%	$288,490	8.00%	$360,613	10.00%
1st Source Bank	542,151	15.07	287,804	8.00	359,755	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	519,785	14.41	144,245	4.00	216,368	6.00
1st Source Bank	496,081	13.79	143,902	4.00	215,853	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	519,785	11.73	177,203	4.00	221,504	5.00
1st Source Bank	496,081	11.22	176,837	4.00	221,046	5.00

LIQUIDITY AND INTEREST RATE SENSITIVITY

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as our operating cash needs are met.  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank (FHLB) borrowings, Federal Reserve Bank (FRB) borrowings, and the capability to package loans for sale.

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  While at March 31, 2013 there were no such borrowings outstanding, we could borrow approximately $235.00 million for a short time from these banks on a collective basis.  As of March 31, 2013, we had $52.65 million outstanding in FHLB advances and could borrow an additional $143.05 million.  We also had $334.84 million available to borrow from the FRB with no amounts outstanding as of March 31, 2013.

Our loan to asset ratio was 74.01% at March 31, 2013 compared to 73.12% at December 31, 2012 and 71.77% at March 31, 2012.  Cash and cash equivalents totaled $64.46 million at March 31, 2013 compared to $83.93 million at December 31, 2012 and $57.61 million at March 31, 2012.  At March 31, 2013, the consolidated statement of financial condition was rate sensitive by $473.87 million more assets than liabilities scheduled to reprice within one year, or approximately 1.25%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.  Additionally, we anticipate receiving approximately $7 million in refunded prepaid Federal Deposit Insurance Corporation assessments on June 28, 2013.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings.  We have been informed that no collateral is required for our public fund deposits.  However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity.  Our potential liquidity exposure if we must pledge collateral is approximately $582 million.

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2013 was $12.40 million, compared to $11.72 million for the same period in 2012.  Diluted net income per common share was $0.50 for the three month period ended March 31, 2013, compared to $0.48 for the same period in 2012.  Return on average common shareholders’ equity was 8.90% for the three months ended March 31, 2013, compared to 8.84% in 2012.  The return on total average assets was 1.11% for the three months ended March 31, 2013, compared to 1.08% in 2012.

The increase in net income for the three months ended March 31, 2013, over the first three months of 2012, was primarily the result of a decrease in provision for loan and lease losses.    Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended March 31, 2013 was $38.22 million, an increase of 0.79% over the same period in 2012.  The net interest margin on a fully taxable equivalent basis was 3.64% for the three months ended March 31, 2013, compared to 3.77% for the three months ended March 31, 2012.

During the three month period ended March 31, 2013, average earning assets increased $213.57 million or 5.27% over the comparable period in 2012.  Average interest-bearing liabilities increased $86.53 million or 2.72% for the three month period ended March 31, 2013 over the comparable period one year ago.  The yield on average earning assets decreased 33 basis points to 4.22% for the first quarter of 2013 from 4.55% for the first quarter of 2012.  The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment.  Total cost of average interest-bearing liabilities decreased 24 basis points to 0.76% for the first quarter 2013 from 1.00% for the first quarter 2012.  The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 13 basis points for the three month period ended March 31, 2013 from March 31, 2012.

The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was a reduction in yields on net loans and leases of 44 basis points.  Average net loans and leases increased $252.17 million or 8.16% for the first quarter of 2013 from the first quarter of 2012.  Total average investment securities decreased $32.68 million or 3.67% for the first quarter over one year ago.  Tax equivalent yield on investment securities decreased 24 basis points for the first quarter 2013.  Average mortgages held for sale decreased $1.40 million or 13.97% for the three month period ended March 31, 2013, over the comparable period a year ago.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $4.52 million or 7.63% for the three month period ended March 31, 2013, over the comparable period a year ago.

Average interest-bearing deposits increased $99.47 million or 3.41% for the first quarter of 2013 over the same period in 2012.  The effective rate paid on average interest-bearing deposits decreased 18 basis points to 0.61% for the first quarter 2013 compared to 0.79% for the first quarter 2012.  The decline in the average cost of interest-bearing deposits during the first quarter of 2013 as compared to the first quarter of 2012 was primarily the result of interest rate re-pricing on maturing certificates of deposit and a change in deposit mix.

Average short-term borrowings decreased $15.55 million or 11.52% for the first quarter of 2013 compared to the same period in 2012.  Interest paid on short-term borrowings decreased 5 basis points for the first quarter 2013.  Average subordinated notes decreased $30.93 million for the first quarter of 2013 while the effective rate paid decreased 11 basis points due to the redemption of trust preferred securities in December 2012.  Average long-term debt increased $33.53 million or 87.38% during the first quarter of 2013 as compared to the first quarter of 2012.  The increase in long-term borrowings was mainly the result of higher borrowings with the Federal Home Loan Bank.  Interest paid on long-term borrowings decreased 215 basis points for the first quarter 2013 due to lower effective rates on Federal Home Loan Bank borrowings.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three months ended March 31,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$754,029	$3,695	1.99%	$781,982	$4,327	2.23%
Tax exempt	103,022	1,137	4.48%	107,745	1,260	4.70%
Mortgages - held for sale	8,638	71	3.33%	10,041	98	3.93%
Net loans and leases	3,342,033	39,199	4.76%	3,089,868	39,928	5.20%
Other investments	54,678	242	1.79%	59,194	226	1.54%

Total Earning Assets	4,262,400	44,344	4.22%	4,048,830	45,839	4.55%

Cash and due from banks	56,700			59,558
Reserve for loan and lease losses	(84,134)			(82,462)
Other assets	308,313			334,736

Total	$4,543,279			$4,360,662

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$3,014,056	$4,542	0.61%	$2,914,588	$5,745	0.79%
Short-term borrowings	119,373	32	0.11%	134,919	53	0.16%
Subordinated notes	58,764	1,055	7.28%	89,692	1,647	7.39%
Long-term debt and mandatorily redeemable securities	71,907	495	2.79%	38,375	471	4.94%

Total Interest-Bearing Liabilities	3,264,100	6,124	0.76%	3,177,574	7,916	1.00%

Noninterest-bearing deposits	650,217			574,305
Other liabilities	63,440			76,055
Shareholders’ equity	565,522			532,728

Total	$4,543,279			$4,360,662

Net Interest Income		$38,220			$37,923

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.64%			3.77%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three month period ended March 31, 2013 was $0.76 million compared to a provision for loan and lease losses in the three month period ended March 31, 2012 of $2.25 million.  Net charge-offs of $0.06 million were recorded for the first quarter 2013, compared to $1.50 million for the same quarter a year ago.

On March 31, 2013, 30 day and over loan and lease delinquencies were 0.13% as compared to 0.33% on March 31, 2012.  The decrease in delinquencies was primarily in residential real estate, aircraft loans, construction equipment financing loans and environmental equipment financing loans.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.49% as compared to 2.62% one year ago.  A summary of loan and lease loss experience during the three months ended March 31, 2013 and 2012 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of March 31, 2013 and December 31, 2012 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	March 31	December 31,	March 31
(Dollars in thousands)	2013	2012	2012
Loans and leases past due 90 days or more	$231	$442	$393
Nonaccrual loans and leases	42,776	36,417	55,027
Other real estate	4,372	4,311	7,719
Former bank premises held for sale	951	1,034	1,134
Repossessions	103	63	6,109
Equipment owned under operating leases	—	—	41
Total nonperforming assets	$48,433	$42,267	$70,423

Nonperforming assets as a percentage of total loans and leases were 1.41% at March 31, 2013, 1.25% at December 31, 2012, and 2.19% at March 31, 2012.  Nonperforming assets totaled $48.43 million at March 31, 2013, an increase of 14.59% from the $42.27 million reported at December 31, 2012, and a 31.23% decrease from the $70.42 million reported at March 31, 2012.  The decrease during the first three months of 2013 compared to the same period in 2012 was primarily related to decreases in nonaccrual loans and leases and the sale of repossessed assets and other real estate as the economy slowly improves.

The increase in nonaccrual loans and leases at March 31, 2013 from December 31, 2012 occurred primarily in the aircraft portfolio.  The decrease in nonaccrual loans and leases at March 31, 2013 from March 31, 2012 occurred in the commercial, commercial real estate, consumer, residential real estate and auto, light truck and environmental equipment portfolios.  A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2013 and December 31, 2012 is located in Note 4 of the Consolidated Financial Statements.

As of March 31, 2013, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $15.05 million which were comprised of $12.61 million secured by commercial real estate and included in loans secured by real estate, $1.23 million secured by construction equipment and included in construction equipment financing and $1.21 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure have suffered as a result of declining real estate values and minimal sales activity.  Furthermore, aircraft values for some models have been declining since 2010, increasing the risk in aircraft secured transactions.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.  Other real estate decreased over the past year due to sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of auto, light truck and environmental equipment at March 31, 2013.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	March 31	December 31,	March 31
(Dollars in thousands)	2013	2012	2012
Commercial and agricultural loans	$—	$—	$—
Auto, light truck and environmental equipment	83	52	100
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	5,980
Construction equipment financing	—	—	—
Commercial real estate	3,236	3,362	6,895
Residential real estate	717	545	526
Consumer loans	439	415	327
Total	$4,475	$4,374	$13,828

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $266.24 million and $271.41 million as of March 31, 2013 and December 31, 2012, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $164.00 million and $56.22 million as of March 31, 2013, respectively, compared to $169.42 million and $55.12 million as of December 31, 2012, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended March 31, 2013 and 2012 was $18.95 million and $20.52 million, respectively.    Details of noninterest income follow:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Noninterest income:
Trust fees	$4,101	$3,973
Service charges on deposit accounts	2,239	2,438
Debit card income	2,065	2,067
Mortgage banking income	1,628	1,942
Insurance commissions	1,446	1,357
Equipment rental income	4,012	5,350
Investment securities and other investment gains	173	395
Other income	3,284	3,001
Total noninterest income	$18,948	$20,523

Noninterest income decreased $1.58 million or 7.67% for the first quarter 2013 as compared to the same period in 2012.  Debit card income and insurance commissions changed slightly in 2013 over the same period in 2012.

Trust fees increased $0.13 million or 3.22% for the three months ended March 31, 2013 over the comparable period one year ago.  The increase in trust fees for the first quarter was a result of an increase in market values of investment accounts.

Service charges on deposit accounts decreased $0.20 million or 8.16% for the three months ended March 31, 2013 over the comparable period one year ago.  The decrease in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Mortgage banking income decreased $0.31 million or 16.17% in the first quarter of 2013 as compared to the first quarter of 2012.  This negative variance was caused by decreased gains on loan sales due to lower production volumes and reduced margins in 2013.

Equipment rental income declined $1.34 million or 25.01% in the first quarter of 2013 compared to the first quarter 2012.    The average equipment rental portfolio decreased 25.63% in 2013 over the same period in 2012 resulting in lower rental income.  In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.

The decrease in investment securities and other investment gains of $0.22 million or 56.20% in the three months ended March 31, 2013 over the comparable period one year ago was due primarily to gains on sale of agency securities and corporate debt securities in 2012 which were not present in 2013.

Other income increased $0.28 million or 9.43% for the three month period ended March 31, 2013 as compared to the same period in 2012 primarily due to higher fees on customer swaps.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended March 31, 2013 and 2012 was $36.55 million and $38.05 million, respectively.    Details of noninterest expense follow:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Noninterest expense:
Salaries and employee benefits	$19,936	$20,316
Net occupancy expense	2,207	2,160
Furniture and equipment expense	3,899	3,507
Depreciation - leased equipment	3,225	4,311
Professional fees	1,355	1,398
Supplies and communication	1,536	1,393
FDIC and other insurance	878	949
Business development and marketing expense	773	867
Loan and lease collection and repossession expense	757	1,501
Other expense	1,984	1,646
Total noninterest expense	$36,550	$38,048

Noninterest expense decreased $1.50 million or 3.94% for the first quarter 2013 as compared to the same period in 2012.  Net occupancy, professional fees, supplies and communication, FDIC and other insurance and business development and marketing expense all changed slightly in 2013 over the same period in 2012.

Salaries and employee benefits decreased $0.38 million or 1.87% in the three months ended March 31, 2013 versus the three months ended March 31, 2012.  Salaries were lower mainly due to decreased base salaries, incentives and commissions expense.  Benefits increased primarily due to higher group insurance costs.

Furniture and equipment expense increased $0.39 million or 11.18% for the three months ended March 31, 2013 versus the three months ended March 31, 2012.  Furniture and equipment expense was higher mainly due to increased equipment depreciation, computer processing charges and software maintenance costs.

During the first quarter of 2013, depreciation on leased equipment decreased $1.09 million or 25.19% in conjunction with the decrease in equipment rental income as compared to the same period one year ago.

Loan and lease collection and repossession expense was lower by $0.74 million or 49.57% in the first quarter of

2013 as compared to the same period in 2012 mainly due to a decreased amount of repossessions outstanding during the quarter offset by higher repurchased mortgage loan losses in 2013 compared to 2012.

Other expenses increased $0.34 million or 20.53% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily related to a previously reported trustee matter.

INCOME TAXES

The provision for income taxes for the three month period ended March 31, 2013 was $6.99 million compared to $5.89 million for the same period in 2012.  The effective tax rates were 36.05% and 33.46% for the first quarter ended March 31, 2013 and 2012, respectively.  The effective tax rates are higher in 2013 compared to 2012 due to state refunds for 2009 received in January of 2012.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2012.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                          Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses.  Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.                 Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2012.  For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs*	the plans or programs
Jan 01 - 31, 2013	9,800	$22.22	9,800	960,226
Feb 01 - 28, 2013	15,000	23.15	15,000	945,226
Mar 01- 31, 2013	—	—	—	945,226

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.  Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.  Since the inception of the plan, 1st Source has repurchased a total of 1,054,774 shares.

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

1st Source Corporation

DATE	April 25, 2013	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	April 25, 2013	/s/ ANDREA G. SHORT
Andrea G. Short
Treasurer and Chief Financial Officer Principal Accounting Officer