Form 10-Q
period 2013-06-30
1ST SOURCE CORP
filed 2013-07-25
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of common stock outstanding as of July 12, 2013 — 24,375,595 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$64,850	$83,232
Federal funds sold and interest bearing deposits with other banks	3,171	702
Investment securities available-for-sale (amortized cost of $815,626 and $849,139 at June 30, 2013 and December 31, 2012, respectively)	828,312	880,764
Other investments	22,409	22,609
Trading account securities	166	146
Mortgages held for sale	10,849	10,879
Loans and leases - net of unearned discount
Commercial and agricultural loans	660,380	639,069
Auto, light truck and environmental equipment	510,562	438,147
Medium and heavy duty truck	178,594	172,002
Aircraft financing	677,510	696,479
Construction equipment financing	311,135	278,974
Commercial real estate	576,810	554,968
Residential real estate	454,983	438,641
Consumer loans	123,411	109,273
Total loans and leases	3,493,385	3,327,553
Reserve for loan and lease losses	(85,690)	(83,311)
Net loans and leases	3,407,695	3,244,242
Equipment owned under operating leases, net	52,856	52,173
Net premises and equipment	46,027	45,016
Goodwill and intangible assets	86,915	87,502
Accrued income and other assets	115,561	123,428
Total assets	$4,638,811	$4,550,693

LIABILITIES
Deposits:
Noninterest bearing	$698,389	$646,380
Interest bearing	3,002,410	2,977,967
Total deposits	3,700,799	3,624,347
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	162,778	158,680
Other short-term borrowings	39,126	10,508
Total short-term borrowings	201,904	169,188
Long-term debt and mandatorily redeemable securities	58,216	71,021
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	51,375	68,718
Total liabilities	4,071,058	3,992,038

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 at June 30, 2013 and December 31, 2012	346,535	346,535
Retained earnings	241,401	223,715
Cost of common stock in treasury (1,269,292 shares at June 30, 2013 and 1,399,261 shares at December 31, 2012)	(28,021)	(31,134)
Accumulated other comprehensive income	7,838	19,539
Total shareholders’ equity	567,753	558,655
Total liabilities and shareholders’ equity	$4,638,811	$4,550,693

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans and leases	$40,112	$40,318	$79,282	$80,214
Investment securities, taxable	3,498	4,334	7,193	8,661
Investment securities, tax-exempt	760	848	1,531	1,700
Other	241	231	483	457
Total interest income	44,611	45,731	88,489	91,032

Interest expense:
Deposits	4,412	5,704	8,954	11,449
Short-term borrowings	45	47	77	100
Subordinated notes	1,055	1,648	2,110	3,295
Long-term debt and mandatorily redeemable securities	228	357	723	828
Total interest expense	5,740	7,756	11,864	15,672

Net interest income	38,871	37,975	76,625	75,360
Provision for loan and lease losses	1,293	2,055	2,050	4,309
Net interest income after provision for loan and lease losses	37,578	35,920	74,575	71,051

Noninterest income:
Trust fees	4,439	4,379	8,540	8,352
Service charges on deposit accounts	2,325	2,621	4,564	5,059
Debit card income	2,344	2,194	4,409	4,261
Mortgage banking income	1,936	1,502	3,564	3,444
Insurance commissions	1,393	1,211	2,839	2,568
Equipment rental income	4,086	4,666	8,098	10,016
Investment securities and other investment gains	38	8	211	403
Other income	3,560	3,209	6,844	6,210
Total noninterest income	20,121	19,790	39,069	40,313

Noninterest expense:
Salaries and employee benefits	19,176	20,370	39,112	40,686
Net occupancy expense	2,147	1,848	4,354	4,008
Furniture and equipment expense	3,909	3,831	7,808	7,338
Depreciation - leased equipment	3,274	3,803	6,499	8,114
Professional fees	1,310	1,449	2,665	2,847
Supplies and communication	1,499	1,385	3,035	2,778
FDIC and other insurance	927	854	1,805	1,803
Business development and marketing expense	932	1,050	1,705	1,917
Loan and lease collection and repossession expense	1,095	979	1,852	2,480
Other expense	1,475	1,009	3,459	2,655
Total noninterest expense	35,744	36,578	72,294	74,626

Income before income taxes	21,955	19,132	41,350	36,738
Income tax expense	8,013	6,565	15,004	12,456

Net income	$13,942	$12,567	$26,346	$24,282

Per common share:
Basic net income per common share	$0.56	$0.51	$1.07	$0.99
Diluted net income per common share	$0.56	$0.51	$1.07	$0.99
Dividends	$0.17	$0.16	$0.34	$0.32
Basic weighted average common shares outstanding	24,367,529	24,263,881	24,344,882	24,261,649
Diluted weighted average common shares outstanding	24,368,973	24,273,898	24,346,053	24,272,423

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$13,942	$12,567	$26,346	$24,282

Other comprehensive (loss) income, net of tax:
Change in unrealized (depreciation) appreciation of available-for-sale securities, net of tax	(10,495)	1,449	(11,701)	1,047
Reclassification adjustment for gains included in net income, net of tax	—	—	—	(171)
Other comprehensive (loss) income	(10,495)	1,449	(11,701)	876

Comprehensive income	$3,447	$14,016	$14,645	$25,158

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2012	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net income	24,282	—	—	24,282	—	—
Other comprehensive income	876	—	—	—	—	876
Issuance of 165,460 common shares under stock based compensation awards, including related tax effects	3,644	—	—	85	3,559	—
Cost of 104,471 shares of common stock acquired for treasury	(2,617)	—	—	—	(2,617)	—
Common stock dividend ($0.32 per share)	(7,839)	—	—	(7,839)	—	—
Balance at June 30, 2012	$542,264	$—	$346,535	$206,789	$(30,447)	$19,387

Balance at January 1, 2013	$558,655	$—	$346,535	$223,715	$(31,134)	$19,539
Net income	26,346	—	—	26,346	—	—
Other comprehensive loss	(11,701)	—	—	—	—	(11,701)
Issuance of 157,032 common shares under stock based compensation awards, including related tax effects	3,419	—	—	(313)	3,732	—
Cost of 27,063 shares of common stock acquired for treasury	(619)	—	—	—	(619)	—
Common stock dividend ($0.34 per share)	(8,347)	—	—	(8,347)	—	—
Balance at June 30, 2013	$567,753	$—	$346,535	$241,401	$(28,021)	$7,838

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$26,346	$24,282
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan and lease losses	2,050	4,309
Depreciation of premises and equipment	2,331	2,094
Depreciation of equipment owned and leased to others	6,499	8,114
Amortization of investment security premiums and accretion of discounts, net	1,929	1,999
Amortization of mortgage servicing rights	937	1,528
Mortgage servicing asset recoveries	—	(147)
Deferred income taxes	(2,020)	(3,996)
Investment securities and other investment gains	(211)	(403)
Originations of loans held for sale, net of principal collected	(59,773)	(96,948)
Proceeds from the sales of loans held for sale	62,295	94,491
Net gain on sale of loans held for sale	(2,492)	(2,736)
Change in trading account securities	(20)	(6)
Change in interest receivable	(912)	(312)
Change in interest payable	1,041	1,702
Change in other assets	10,939	7,894
Change in other liabilities	(7,795)	(4,542)
Other	341	586
Net change in operating activities	41,485	37,909

Investing activities:
Proceeds from sales of investment securities	—	40,236
Proceeds from maturities of investment securities	112,836	159,553
Purchases of investment securities	(81,041)	(169,504)
Net change in other investments	200	(960)
Loans sold or participated to others	19,819	15,494
Net change in loans and leases	(187,832)	(199,988)
Net change in equipment owned under operating leases	(7,182)	3,173
Purchases of premises and equipment	(3,361)	(3,082)
Net change in investing activities	(146,561)	(155,078)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	61,457	92,814
Net change in certificates of deposit	14,995	(26,938)
Net change in short-term borrowings	32,716	8,694
Proceeds from issuance of long-term debt	12,035	25,600
Payments on long-term debt	(26,296)	(268)
Net proceeds from issuance of treasury stock	3,419	3,644
Acquisition of treasury stock	(619)	(2,617)
Cash dividends paid on common stock	(8,544)	(8,007)
Net change in financing activities	89,163	92,922

Net change in cash and cash equivalents	(15,913)	(24,247)

Cash and cash equivalents, beginning of year	83,934	114,327

Cash and cash equivalents, end of period	$68,021	$90,080

Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$2,510	$1,791
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,801	2,643

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

Note 2.                     Recent Accounting Pronouncements

Comprehensive Income:  In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  ASU 2013-02 is effective prospectively during interim and annual periods beginning after December 15, 2012.  The Company has adopted the standard as required, however the effect of applying this standard is not reflected in the June 30, 2013 Form 10Q as the Company did not have amounts reclassified out of Accumulated Other Comprehensive Income during the three or six months ended June 30, 2013.  Amounts in future periods, when they occur, will be reflected in the investment securities and other investment gains and the income tax expense line items in the Consolidated Statements of Income.

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

Note 3.                     Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
U.S. Treasury and Federal agencies securities	$391,452	$6,545	$(5,357)	$392,640
U.S. States and political subdivisions securities	103,875	3,949	(1,186)	106,638
Mortgage-backed securities — Federal agencies	287,099	6,749	(2,626)	291,222
Corporate debt securities	28,133	216	(18)	28,331
Foreign government and other securities	2,700	9	(1)	2,708
Total debt securities	813,259	17,468	(9,188)	821,539
Marketable equity securities	2,367	4,409	(3)	6,773
Total investment securities available-for-sale	$815,626	$21,877	$(9,191)	$828,312

December 31, 2012
U.S. Treasury and Federal agencies securities	$410,983	$11,353	$(83)	$422,253
U.S. States and political subdivisions securities	100,055	5,864	(482)	105,437
Mortgage-backed securities — Federal agencies	301,136	11,296	(25)	312,407
Corporate debt securities	30,897	445	(94)	31,248
Foreign government and other securities	3,700	26	—	3,726
Total debt securities	846,771	28,984	(684)	875,071
Marketable equity securities	2,368	3,329	(4)	5,693
Total investment securities available-for-sale	$849,139	$32,313	$(688)	$880,764

At June 30, 2013 and December 31, 2012, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The contractual maturities of investments in debt securities available-for-sale at June 30, 2013 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$123,887	$123,155
Due after one year through five years	330,448	336,000
Due after five years through ten years	70,565	69,983
Due after ten years	1,260	1,179
Mortgage-backed securities	287,099	291,222
Total debt securities available-for-sale	$813,259	$821,539

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  There were no other-than-temporary-impairment (OTTI) write-downs in 2013 or 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross realized gains	$—	$—	$—	$275
Gross realized losses	—	—	—	—
Net realized gains	$—	$—	$—	$275

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
U.S. Treasury and Federal agencies securities	$186,172	$(5,185)	$15,069	$(172)	$201,241	$(5,357)
U.S. States and political subdivisions securities	29,755	(875)	2,343	(311)	32,098	(1,186)
Mortgage-backed securities - Federal agencies	70,652	(2,625)	52	(1)	70,704	(2,626)
Corporate debt securities	—	—	4,507	(18)	4,507	(18)
Foreign government and other securities	199	(1)	—	—	199	(1)
Total debt securities	286,778	(8,686)	21,971	(502)	308,749	(9,188)
Marketable equity securities	—	—	5	(3)	5	(3)
Total investment securities available-for-sale	$286,778	$(8,686)	$21,976	$(505)	$308,754	$(9,191)

December 31, 2012
U.S. Treasury and Federal agencies securities	$37,316	$(83)	$—	$—	$37,316	$(83)
U.S. States and political subdivisions securities	7,730	(46)	3,364	(436)	11,094	(482)
Mortgage-backed securities - Federal agencies	6,264	(24)	60	(1)	6,324	(25)
Corporate debt securities	—	—	4,431	(94)	4,431	(94)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	51,410	(153)	7,855	(531)	59,265	(684)
Marketable equity securities	—	—	5	(4)	5	(4)
Total investment securities available-for-sale	$51,410	$(153)	$7,860	$(535)	$59,270	$(688)

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

At June 30, 2013, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost.  Primarily the unrealized losses on debt securities are due to market volatility and market illiquidity on auction rate securities which are reflected in U.S. States and political subdivisions.  The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline.  The Company does not believe any of the securities are impaired due to reasons of credit quality.

At June 30, 2013 and December 31, 2012, investment securities with carrying values of $234.05 million and $216.34 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2013
Commercial and agricultural loans	$632,373	$28,007	$660,380
Auto, light truck and environmental equipment	498,023	12,539	510,562
Medium and heavy duty truck	176,267	2,327	178,594
Aircraft financing	634,459	43,051	677,510
Construction equipment financing	296,960	14,175	311,135
Commercial real estate	542,186	34,624	576,810
Total	$2,780,268	$134,723	$2,914,991

December 31, 2012
Commercial and agricultural loans	$612,567	$26,502	$639,069
Auto, light truck and environmental equipment	428,582	9,565	438,147
Medium and heavy duty truck	170,116	1,886	172,002
Aircraft financing	648,316	48,163	696,479
Construction equipment financing	262,980	15,994	278,974
Commercial real estate	507,219	47,749	554,968
Total	$2,629,780	$149,859	$2,779,639

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity.  The table below presents the recorded investment in residential real estate and consumer loans by performing or nonperforming status.  Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
Juune 30, 2013
Residential real estate	$452,262	$2,721	$454,983
Consumer	122,986	425	123,411
Total	$575,248	$3,146	$578,394

December 31, 2012
Residential real estate	$435,962	$2,679	$438,641
Consumer	108,814	459	109,273
Total	$544,776	$3,138	$547,914

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
June 30, 2013
Commercial and agricultural loans	$652,550	$164	$149	$—	$652,863	$7,517	$660,380
Auto, light truck and environmental equipment	509,899	264	53	—	510,216	346	510,562
Medium and heavy duty truck	177,878	—	—	—	177,878	716	178,594
Aircraft financing	667,269	5,746	—	—	673,015	4,495	677,510
Construction equipment financing	306,999	174	—	—	307,173	3,962	311,135
Commercial real estate	567,490	—	—	—	567,490	9,320	576,810
Residential real estate	450,728	878	656	145	452,407	2,576	454,983
Consumer	121,887	912	187	39	123,025	386	123,411
Total	$3,454,700	$8,138	$1,045	$184	$3,464,067	$29,318	$3,493,385

December 31, 2012
Commercial and agricultural loans	$629,035	$807	$48	$—	$629,890	$9,179	$639,069
Auto, light truck and environmental equipment	437,087	202	—	—	437,289	858	438,147
Medium and heavy duty truck	171,950	—	—	—	171,950	52	172,002
Aircraft financing	691,187	—	—	—	691,187	5,292	696,479
Construction equipment financing	272,817	598	274	—	273,689	5,285	278,974
Commercial real estate	541,811	102	—	—	541,913	13,055	554,968
Residential real estate	434,434	1,019	509	356	436,318	2,323	438,641
Consumer	107,630	816	368	86	108,900	373	109,273
Total	$3,285,951	$3,544	$1,199	$442	$3,291,136	$36,417	$3,327,553

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
June 30, 2013
With no related allowance recorded:
Commercial and agricultural loans	$6,973	$6,972	$—
Auto, light truck and environmental equipment	142	142	—
Medium and heavy duty truck	711	711	—
Aircraft financing	292	292	—
Construction equipment financing	3,895	3,893	—
Commercial real estate	17,293	17,293	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related allowance recorded	29,306	29,303	—
With an allowance recorded:
Commercial and agricultural loans	5,235	5,235	222
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	4,132	4,132	537
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	9,367	9,367	759
Total impaired loans	$38,673	$38,670	$759

December 31, 2012
With no related allowance recorded:
Commercial and agricultural loans	$2,572	$2,572	$—
Auto, light truck and environmental equipment	474	474	—
Medium and heavy duty truck	—	—	—
Aircraft financing	3,115	3,115	—
Construction equipment financing	5,109	5,107	—
Commercial real estate	19,597	19,597	—
Residential real estate	101	101	—
Consumer loans	—	—	—
Total with no related allowance recorded	30,968	30,966	—
With an allowance recorded:
Commercial and agricultural loans	6,075	6,074	729
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,086	2,086	852
Construction equipment financing	—	—	—
Commercial real estate	1,588	1,588	42
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	9,749	9,748	1,623
Total impaired loans	$40,717	$40,714	$1,623

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$8,850	$32	$9,219	$2	$8,585	$35	$9,606	$10
Auto, light truck and environmental equipment	159	—	3,251	—	313	—	2,421	7
Medium and heavy duty truck	237	—	940	1	118	—	1,158	1
Aircraft financing	7,868	—	8,126	—	8,068	—	10,197	—
Construction equipment financing	3,975	1	5,019	1	4,340	3	4,342	5
Commercial real estate	18,446	152	23,006	115	19,495	304	22,116	164
Residential real estate	—	—	106	2	—	—	71	2
Consumer	—	—	—	—	—	—	—	—
Total	$39,535	$185	$49,667	$121	$40,919	$342	$49,911	$189

The number of loans and leases classified as troubled debt restructuring (TDR) during the three and six months ended June 30, 2013 and 2012, segregated by class, are shown in the table below as well as the recorded investment as of June 30. The classification between nonperforming and performing is shown at the time of modification.  During 2013 and 2012, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions.  The modifications did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates.  Consequently, the financial impact of the modifications is immaterial.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	1	$750	—	$—	1	$750	—	$—
Auto, light truck and environmental equipment	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—	—	—
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	1	7,014	—	—	1	7,014
Residential real estate	—	—	—	—	—	—	1	106
Consumer	—	—	—	—	—	—	—	—
Total performing TDR modifications	1	$750	1	$7,014	1	$750	2	$7,120

Nonperforming TDRs:
Commercial and agricultural loans	—	$—	—	$—	1	$280	—	$—
Auto, light truck and environmental equipment	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—	—	—
Construction equipment financing	—	—	3	1,618	—	—	3	1,618
Commercial real estate	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total nonperforming TDR modifications	—	$—	3	$1,618	1	$280	3	$1,618
Total TDR modifications	1	$750	4	$8,632	2	$1,030	5	$8,738

There was one commercial and agricultural TDR which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2013.  This loan was transferred into Other Real Estate during the three months ended June 30, 2013.  There were no TDRs which had payment defaults within twelve months following modification during the three and six months ended June 30, 2012.  Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The table below presents the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Performing TDRs	$9,277	$8,839
Nonperforming TDRs	9,213	12,869
Total TDRs	$18,490	$21,708

Note 5.       Reserve for Loan and Lease Losses

The reserve for loan and lease loss methodology has been consistently applied for several years, with enhancements instituted periodically.  Reserve ratios are reviewed quarterly and revised periodically to reflect recent loss history and to incorporate current risks and trends which may not be recognized in historical data.  As the historical charge-off analysis is updated, the Company reviews the look-back periods for each business loan portfolio.  Furthermore, a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency is performed in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios.  The Company adjusts the calculated historical based ratio as a result of the analysis of environmental factors, principally economic risk and concentration risk.  Key economic factors affecting the portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues.  Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in the business banking and commercial real estate portfolios and by collateral concentration in the specialty finance portfolios and exposure to foreign markets by geographic risk.

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

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2013 and 2012 are shown below.

(Dollars in thousands)	Commercial and agricultural loans	Auto, light truck and environmental equipment	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
June 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$13,227	$9,330	$2,839	$33,832	$5,725	$13,921	$3,706	$1,431	$84,011
Charge-offs	129	—	—	—	5	102	77	178	491
Recoveries	132	15	15	506	39	81	5	84	877
Net charge-offs (recoveries)	(3)	(15)	(15)	(506)	(34)	21	72	94	(386)
Provision (recovery of provision)	(1,028)	2,544	324	(1,015)	306	(371)	261	272	1,293
Balance, end of period	$12,202	$11,889	$3,178	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Ending balance, individually evaluated for impairment	$222	$—	$—	$537	$—	$—	$—	$—	$759
Ending balance, collectively evaluated for impairment	11,980	11,889	3,178	32,786	6,065	13,529	3,895	1,609	84,931
Total reserve for loan and lease losses	$12,202	$11,889	$3,178	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Recorded investment in loans
Ending balance, individually evaluated for impairment	$12,208	$142	$711	$4,424	$3,895	$17,293	$—	$—	$38,673
Ending balance, collectively evaluated for impairment	648,172	510,420	177,883	673,086	307,240	559,517	454,983	123,411	3,454,712
Total recorded investement in loans	$660,380	$510,562	$178,594	$677,510	$311,135	$576,810	$454,983	$123,411	$3,493,385

June 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$12,525	$9,769	$3,667	$28,598	$6,851	$16,326	$3,378	$1,280	$82,394
Charge-offs	126	867	—	—	—	109	32	539	1,673
Recoveries	68	75	1	196	50	45	2	86	523
Net charge-offs (recoveries)	58	792	(1)	(196)	(50)	64	30	453	1,150
Provision (recovery of provision)	610	1,323	(50)	1,077	(571)	(1,090)	173	583	2,055
Balance, end of period	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299

Ending balance, individually evaluated for impairment	$1,073	$500	$—	$688	$—	$19	$—	$—	$2,280
Ending balance, collectively evaluated for impairment	12,004	9,800	3,618	29,183	6,330	15,153	3,521	1,410	81,019
Total reserve for loan and lease losses	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299

Recorded investment in loans
Ending balance, individually evaluated for impairment	$8,946	$2,643	$787	$6,308	$5,022	$23,535	$106	$—	$47,347
Ending balance, collectively evaluated for impairment	547,040	505,850	171,518	655,876	275,693	520,157	441,481	105,630	3,223,245
Total recorded investement in loans	$555,986	$508,493	$172,305	$662,184	$280,715	$543,692	$441,587	$105,630	$3,270,592

Changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2013 and 2012 are shown below.

(Dollars in thousands)	Commercial and agricultural loans	Auto, light truck and environmental equipment	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
June 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	414	1	—	31	88	164	154	601	1,453
Recoveries	241	138	29	684	74	410	11	195	1,782
Net charge-offs (recoveries)	173	(137)	(29)	(653)	14	(246)	143	406	(329)
Provision (recovery of provision)	49	2,168	148	(1,535)	689	(495)	386	640	2,050
Balance, end of period	$12,202	$11,889	$3,178	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Ending balance, individually evaluated for impairment	$222	$—	$—	$537	$—	$—	$—	$—	$759
Ending balance, collectively evaluated for impairment	11,980	11,889	3,178	32,786	6,065	13,529	3,895	1,609	84,931
Total reserve for loan and lease losses	$12,202	$11,889	$3,178	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Recorded investment in loans
Ending balance, individually evaluated for impairment	$12,208	$142	$711	$4,424	$3,895	$17,293	$—	$—	$38,673
Ending balance, collectively evaluated for impairment	648,172	510,420	177,883	673,086	307,240	559,517	454,983	123,411	3,454,712
Total recorded investement in loans	$660,380	$510,562	$178,594	$677,510	$311,135	$576,810	$454,983	$123,411	$3,493,385

June 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	272	2,900	—	139	119	142	73	795	4,440
Recoveries	164	858	22	321	84	79	34	224	1,786
Net charge-offs (recoveries)	108	2,042	(22)	(182)	35	63	39	571	2,654
Provision (recovery of provision)	94	3,873	(146)	1,063	70	(1,537)	198	694	4,309
Balance, end of period	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299

Ending balance, individually evaluated for impairment	$1,073	$500	$—	$688	$—	$19	$—	$—	$2,280
Ending balance, collectively evaluated for impairment	12,004	9,800	3,618	29,183	6,330	15,153	3,521	1,410	81,019
Total reserve for loan and lease losses	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299

Recorded investment in loans
Ending balance, individually evaluated for impairment	$8,946	$2,643	$787	$6,308	$5,022	$23,535	$106	$—	$47,347
Ending balance, collectively evaluated for impairment	547,040	505,850	171,518	655,876	275,693	520,157	441,481	105,630	3,223,245
Total recorded investement in loans	$555,986	$508,493	$172,305	$662,184	$280,715	$543,692	$441,587	$105,630	$3,270,592

Note 6.       Mortgage Servicing Assets

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained.  The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value.  The unpaid principal balance of residential mortgage loans serviced for third parties was $864.41 million and $921.20 million at June 30, 2013 and December 31, 2012, respectively.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Mortgage servicing assets:
Balance at beginning of period	$4,528	$5,248	$4,645	$5,610
Additions	563	572	926	902
Amortization	(457)	(836)	(937)	(1,528)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,634	4,984	4,634	4,984

Valuation allowance:
Balance at beginning of period	—	(4)	—	(238)
Impairment (charges) recoveries	—	(87)	—	147
Balance at end of period	$—	$(91)	$—	$(91)
Net carrying value of mortgage servicing assets at end of period	$4,634	$4,893	$4,634	$4,893
Fair value of mortgage servicing assets at end of period	$7,240	$5,622	$7,240	$5,622

During the six months ended June 30, 2013, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance.  At June 30, 2013 and 2012, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $2.61 million and $0.73 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.82 million and $0.88 million for the three months ended June 30, 2013 and 2012, respectively.  Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.64 million and $1.82 million for the six months ended June 30, 2013 and 2012, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

The Bank issues letters of credit which are conditional commitments that guarantee the performance of a client to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients.  Standby letters of credit totaled $15.20 million and $17.29 million at June 30, 2013 and December 31, 2012, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

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

At June 30, 2013 and December 31, 2012, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2013
Interest rate swap contracts	$423,397	Other assets	$10,740	Other liabilities	$10,945
Loan commitments	14,438	Mortgages held for sale	153	N/A	—
Forward contracts	19,600	Mortgages held for sale	764	N/A	—
Total	$457,435		$11,657		$10,945

December 31, 2012
Interest rate swap contracts	$446,024	Other assets	$16,126	Other liabilities	$16,444
Loan commitments	33,961	Mortgages held for sale	220	N/A	—
Forward contracts	21,500	N/A	—	Mortgages held for sale	33
Total	$501,485		$16,346		$16,477

For the three and six months ended June 30, 2013 and 2012, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
	Statement of	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Income classification	2013	2012	2013	2012
Interest rate swap contracts	Other expense	$83	$4	$113	$79
Interest rate swap contracts	Other income	204	214	398	253
Loan commitments	Mortgage banking income	(111)	(72)	(67)	141
Forward contracts	Mortgage banking income	780	(374)	797	(98)
Total		$956	$(228)	$1,241	$375

At June 30, 2013 and December 31, 2012 the offsetting of financial assets and derivative assets are shown in the chart below:

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in thousands)	Recognized Assets	Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013
Interest Rate Swaps	$11,523	$783	$10,740	$—	$—	$10,740

December 31, 2012
Interest Rate Swaps	$17,422	$1,296	$16,126	$—	$—	$16,126

At June 30, 2013 and December 31, 2012 the offsetting of financial liabilities and derivative liabilities are shown in the chart below:

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2013
Interest Rate Swaps	$11,728	$783	$10,945	$—	$9,984	$961

December 31, 2012
Interest Rate Swaps	$17,740	$1,296	$16,444	$—	$15,811	$633

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards.  Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive.  There were no stock options outstanding as of June 30, 2013.  No stock options were considered antidilutive as of June 30, 2012.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2013	2012	2013	2012
Distributed earnings allocated to common stock	$4,140	$3,881	$8,283	$7,772
Undistributed earnings allocated to common stock	9,618	8,515	17,719	16,166
Net earnings allocated to common stock	13,758	12,396	26,002	23,938
Net earnings allocated to participating securities	184	171	344	344

Net income allocated to common stock and participating securities	$13,942	$12,567	$26,346	$24,282

Weighted average shares outstanding for basic earnings per common share	24,367,529	24,263,881	24,344,882	24,261,649
Dilutive effect of stock compensation	1,444	10,017	1,171	10,774
Weighted average shares outstanding for diluted earnings per common share	24,368,973	24,273,898	24,346,053	24,272,423

Basic earnings per common share	$0.56	$0.51	$1.07	$0.99
Diluted earnings per common share	$0.56	$0.51	$1.07	$0.99

Note 10.     Stock Based Compensation

As of June 30, 2013, the Company had four active stock-based employee compensation plans, which are more fully described in Note 15 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2012.  These plans include three executive stock award plans, namely, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan, and the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan.  The last outstanding grant under the 2001 Stock Option Plan was exercised in March 2013.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2013.

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

The stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2013 and 2012 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

Total fair value of options vested and expensed was zero for the six months ended June 30, 2013 and 2012.  As of June 30, 2013 there were no outstanding stock options.  There were 7,500 stock options exercised at a weighted average price of $12.04 during the six months ended June 30, 2013.  All shares issued in connection with stock option exercises are issued from available treasury stock.

As of June 30, 2013, there was $7.26 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.37 years.

Note 11.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.19 million at June 30, 2013 and $2.02 million at December 31, 2012.  Interest and penalties were recognized through the income tax provision.  For the six months ended June 30, 2013 and 2012, the Company recognized approximately $0.10 million and $(0.04) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.65 million and $0.55 million were accrued at June 30, 2013 and December 31, 2012, respectively.

Effective January 1, 2014, the Indiana Financial Institutions tax rate decreases from 8.5% to 8.0% and continues to decrease by 0.5% each of the next three years.  As a result of the rate change, the Company decreased the carrying value of certain state deferred tax assets.  The impact of this change was not material and was recorded in the financial statements during the second quarter of 2013.

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

The Company elected fair value accounting for mortgages held for sale.  The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At June 30, 2013 and December 31, 2012, all mortgages held for sale were carried at fair value.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
June 30, 2013
Mortgages held for sale reported at fair value
Total Loans	$10,849	$10,161	$688	(1)

December 31, 2012
Mortgages held for sale reported at fair value
Total Loans	$10,879	$10,293	$586	(1)

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

The table below presents the balance of assets and liabilities at June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,567	$373,073	$—	$392,640
U.S. States and political subdivisions securities	—	101,186	5,452	106,638
Mortgage-backed securities — Federal agencies	—	291,222	—	291,222
Corporate debt securities	—	28,331	—	28,331
Foreign government and other securities	—	2,708	—	2,708
Total debt securities	19,567	796,520	5,452	821,539
Marketable equity securities	6,773	—	—	6,773
Total investment securities available-for-sale	26,340	796,520	5,452	828,312
Trading account securities	166	—	—	166
Mortgages held for sale	—	10,849	—	10,849
Accrued income and other assets (Interest rate swap agreements)	—	10,740	—	10,740
Total	$26,506	$818,109	$5,452	$850,067

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$10,945	$—	$10,945
Total	$—	$10,945	$—	$10,945

December 31, 2012
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,063	$402,190	$—	$422,253
U.S. States and political subdivisions securities	—	97,736	7,701	105,437
Mortgage-backed securities — Federal agencies	—	312,407	—	312,407
Corporate debt securities	—	31,248	—	31,248
Foreign government and other securities	—	3,726	—	3,726
Total debt securities	20,063	847,307	7,701	875,071
Marketable equity securities	5,693	—	—	5,693
Total investment securities available-for-sale	25,756	847,307	7,701	880,764
Trading account securities	146	—	—	146
Mortgages held for sale	—	10,879	—	10,879
Accrued income and other assets (Interest rate swap agreements)	—	16,126	—	16,126
Total	$25,902	$874,312	$7,701	$907,915

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$16,444	$—	$16,444
Total	$—	$16,444	$—	$16,444

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available- for-sale
Beginning balance April 1, 2013	$7,070	$—	$7,070
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	182	—	182
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Maturities	(1,800)	—	(1,800)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2013	$5,452	$—	$5,452

Beginning balance April 1, 2012	$9,934	$—	$9,934
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	209	—	209
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Maturities	(2,000)	—	(2,000)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2012	$8,143	$—	$8,143

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2013 or 2012.  No transfers between levels occurred during the six months ended June 30, 2013.  One transfer between levels occurred during the six months ended June 30, 2012.  No transfers between Level 1 and 2 occurred during the period ended June 30, 2013.  A foreign government debt security was transferred from Level 3 to Level 2 as of March 31, 2012 due to the Company’s periodic review of valuation methodologies and inputs.  The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Inputs	Range of Inputs

June 30, 2013

Investment securities available-for sale

Adjustable rate securities	$1,690	Discounted cash flows	Illiquidity adjustment	4.00% - 8.00%
			Term assumption (1)	5 yrs
			Coupon forecast assumption	0.37%

Direct placement municipal securities	3,762	Discounted cash flows	Credit spread assumption	1.27% - 2.31%

Total investment securities available-for-sale	$5,452

December 31, 2012

Investment securities available-for sale

Adjustable rate securities	$3,364	Discounted cash flows	Illiquidity adjustment	4.00% - 8.00%
			Term assumption (1)	5 yrs
			Coupon forecast assumption	0.50% - 0.88%

Direct placement municipal securities	4,337	Discounted cash flows	Credit spread assumption	1.22% - 1.95%

Total investment securities available-for-sale	$7,701

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2013:  impaired loans - $0.00 million; partnership investments - $(0.05) million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million, and other real estate - $0.17 million.

The table below presents the carrying value of assets at June 30, 2013 and December 31, 2012 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
Impaired loans - collateral based	$—	$—	$3,550	$3,550
Accrued income and other assets (partnership investments)	—	—	2,252	2,252
Accrued income and other assets (mortgage servicing rights)	—	—	4,634	4,634
Accrued income and other assets (repossessions)	—	—	137	137
Accrued income and other assets (other real estate)	—	—	6,406	6,406
Total	$—	$—	$16,979	$16,979

December 31, 2012
Impaired loans - collateral based	$—	$—	$2,027	$2,027
Accrued income and other assets (partnership investments)	—	—	2,032	2,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,645	4,645
Accrued income and other assets (repossessions)	—	—	63	63
Accrued income and other assets (other real estate)	—	—	5,344	5,344
Total	$—	$—	$14,111	$14,111

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

June 30, 2013

Impaired loans	$3,550	$3,550	Collateral based measurements including appraisals, trade publications, auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,634	7,240	Discounted cash flows	Constant prepayment rate (CPR)	10.9% - 15.2%
				Discount rate	9.75% - 12.75%

Repossessions	137	167	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 9%

Other real estate	6,406	7,282	Appraisals	Discount for lack of marketability	0% - 74%

December 31, 2012

Impaired loans	$2,027	$2,027	Collateral based measurements including appraisals, trade publications, auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,645	5,760	Discounted cash flows	Constant prepayment rate (CPR)	14.1% - 23.2%
				Discount rate	8.5% - 11.5%

Repossessions	63	59	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 45%

Other real estate	5,344	6,550	Appraisals	Discount for lack of marketability	0% - 68%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are summarized in the table below.

	Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Cash and due from banks	$64,850	$64,850	$64,850	$—	$—
Federal funds sold and interest bearing deposits with other banks	3,171	3,171	3,171	—	—
Investment securities, available-for-sale	828,312	828,312	26,340	796,520	5,452
Other investments and trading account securities	22,575	22,575	22,575	—	—
Mortgages held for sale	10,849	10,849	—	10,849	—
Loans and leases, net of reserve for loan and lease losses	3,407,695	3,424,533	—	—	3,424,533
Cash surrender value of life insurance policies	57,552	57,552	57,552	—	—
Mortgage servicing rights	4,634	7,240	—	—	7,240
Interest rate swaps	10,740	10,740	—	10,740	—
Liabilities:
Deposits	$3,700,799	$3,710,100	$2,617,578	$1,092,522	$—
Short-term borrowings	201,904	201,904	167,017	34,887	—
Long-term debt and mandatorily redeemable securities	58,216	57,448	—	57,448	—
Subordinated notes	58,764	70,774	—	70,774	—
Interest rate swaps	10,945	10,945	—	10,945	—
Off-balance-sheet instruments *	—	165	—	165	—

December 31, 2012
Assets:
Cash and due from banks	$83,232	$83,232	$83,232	$—	$—
Federal funds sold and interest bearing deposits with other banks	702	702	702	—	—
Investment securities, available-for-sale	880,764	880,764	25,756	847,307	7,701
Other investments and trading account securities	22,755	22,755	22,755	—	—
Mortgages held for sale	10,879	10,879	—	10,879	—
Loans and leases, net of reserve for loan and lease losses	3,244,242	3,287,976	—	—	3,287,976
Cash surrender value of life insurance policies	56,572	56,572	56,572	—	—
Mortgage servicing rights	4,645	5,760	—	—	5,760
Interest rate swaps	16,126	16,126	—	16,126	—
Liabilities:
Deposits	$3,624,347	$3,641,280	$2,556,122	$1,085,158	$—
Short-term borrowings	169,188	169,188	161,138	8,050	—
Long-term debt and mandatorily redeemable securities	71,021	71,557	—	71,557	—
Subordinated notes	58,764	72,914	—	72,914	—
Interest rate swaps	16,444	16,444	—	16,444	—
Off-balance-sheet instruments *	—	188	—	188	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2013, as compared to December 31, 2012, and the results of operations for the three and six months ended June 30, 2013 and 2012.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2012 Annual Report.

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

FINANCIAL CONDITION

Our total assets at June 30, 2013 were $4.64 billion, an increase of $88.12 million or 1.94% from December 31, 2012.  Total loans and leases were $3.49 billion, an increase of $165.83 million or 4.98% from December 31, 2012.  Total investment securities, available for sale were $828.31 million which represented a decrease of $52.45 million or 5.96% and total deposits were $3.70 billion, an increase of $76.45 million or 2.11% over the comparable figures at the end of 2012.  Short-term borrowings were $201.90 million, an increase of $32.72 million or 19.34% from December 31, 2012.

Nonperforming assets at June 30, 2013 were $36.05 million, which was a decrease of $6.22 million or 14.72% from the $42.27 million reported at December 31, 2012.  At June 30, 2013 and December 31, 2012, nonperforming assets were 1.01% and 1.25%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Accrued income and other assets:
Bank owned life insurance cash surrender value	$57,552	$56,572
Accrued interest receivable	13,610	12,698
Mortgage servicing assets	4,634	4,645
Other real estate	5,455	4,311
Former bank premises held for sale	951	1,034
Repossessions	137	63
All other assets	33,222	44,105
Total accrued income and other assets	$115,561	$123,428

CAPITAL

As of June 30, 2013, total shareholders’ equity was $567.75 million, up $9.10 million or 1.63% from the $558.66 million at December 31, 2012.  In addition to net income of $26.35 million, other significant changes in shareholders’ equity during the first six months of 2013 included $8.35 million of dividends paid.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $7.84 million at June 30, 2013, compared to $19.54 million at December 31, 2012.  The decrease in accumulated other comprehensive income/(loss) during 2013 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 12.24% as of June 30, 2013, compared to 12.28% at December 31, 2012.  Book value per common share rose to $23.29 at June 30, 2013, from $23.04 at December 31, 2012.

We declared and paid dividends per common share of $0.17 during the second quarter of 2013.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 32.54%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2013, are presented in the table below:

	Actual		Minimum Capital Adequacy		Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$578,991	15.55%	$297,840	8.00%	$372,300	10.00%
1st Source Bank	551,122	14.84	297,143	8.00	371,429	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	529,963	14.23	148,920	4.00	223,380	6.00
1st Source Bank	503,496	13.56	148,572	4.00	222,858	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	529,963	11.76	180,244	4.00	225,305	5.00
1st Source Bank	503,496	11.20	179,895	4.00	224,869	5.00

In July of 2013, the Federal Reserve and other federal banking agencies issued the final Basel III rule to help ensure that banks maintain strong capital positions.  Under the final rule, minimum requirements increase for both the quantity and quality of capital held by banking organizations.  The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that apply to all supervised financial institutions.  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all banking organizations.  These new standards will become effective for the us on January 1, 2015.

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

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  At June 30, 2013 we had $52.00 million outstanding and could borrow approximately $213.00 million for a short time from these banks on a collective basis.  As of June 30, 2013, we had $62.72 million outstanding in FHLB advances and could borrow an additional $132.97 million.  We also had $343.22 million available to borrow from the FRB with no amounts outstanding as of June, 2013.

Our loan to asset ratio was 75.31% at June 30, 2013 compared to 73.12% at December 31, 2012 and 72.90% at June 30, 2012.  Cash and cash equivalents totaled $68.02 million at June 30, 2013 compared to $83.93 million at December 31, 2012 and $90.08 million at June 30, 2012.  At June 30, 2013, the consolidated statement of financial condition was rate sensitive by $318.11 million more assets than liabilities scheduled to reprice within one year, or approximately 1.16%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings.  We have been informed that no collateral is required for our public fund deposits.  However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity.  Our potential liquidity exposure if we must pledge collateral is approximately $631 million.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended June 30, 2013 was $13.94 million and $26.35 million, compared to $12.57 million and $24.28 million for the same periods in 2012.  Diluted net income per common share was $0.56 and $1.07 for the three and six month periods ended June 30, 2013, compared to $0.51 and $0.99 for the same periods in 2012.  Return on average common shareholders’ equity was 9.32% for the six months ended June 30, 2013, compared to 9.10% in 2012.  The return on total average assets was 1.16% for the six months ended June 30, 2013, compared to 1.10% in 2012.

The increase in net income for the six months ended June 30, 2013, over the first six months of 2012, was primarily the result of decreases in provision for loan and lease losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended June 30, 2013 was $39.32 million, an increase of 2.15% over the same period in 2012.  The net interest margin on a fully taxable equivalent basis was 3.65% for the three months ended June 30, 2013, compared to 3.70% for the three months ended June 30, 2012.  The taxable equivalent net interest income for the six months ended June 30, 2013 was $77.54 million, an increase of 1.47% over 2012, resulting in a net yield of 3.64% compared to a net yield of 3.74% for the same period in 2012.

During the three and six month periods ended June 30, 2013, average earning assets increased $146.25 million or 3.50% and $180.09 million or 4.38% respectively, over the comparable periods in 2012.  Average interest-bearing liabilities increased $33.95 million or 1.04% and $60.35 million or 1.87% respectively, for the three and six month periods ended June 30, 2013 over the comparable periods one year ago.  The yield on average earning assets decreased 27 basis points to 4.18% for the second quarter of 2013 from 4.45% for the second quarter of 2012.  The yield on average earning assets for the six month period ended June 30, 2013 decreased 30 basis points to 4.20% from 4.50% for the six month period ended June 30, 2012.  The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment.  Total cost of average interest-bearing liabilities decreased 25 basis points to 0.70% for the second quarter 2013 from 0.95% for the second quarter 2012.  Total cost of average interest-bearing liabilities decreased 25 basis points to 0.73% for the six months ended June 30, 2013, from 0.98% for the six months ended June 30, 2012.  The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 5 basis points and 10 basis points, respectively for the three and six month periods ended June 30, 2013 from June 30, 2012.

The largest contributor to the decrease in the yield on average earning assets for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was a reduction in yields on net loans and leases of 39 basis points.  Average net loans and leases increased $210.18 million or 6.55% for the second quarter of 2013 from the second quarter of 2012 and $231.39 million or 7.35% for the six months ended June 30, 2013 compared to the same period in 2012.  Total average investment securities decreased $40.19 million or 4.55% for the second quarter and decreased $36.47 million or 4.11% for the six month period over one year ago.  Tax equivalent yield on investment securities decreased 34 basis points for the second quarter 2013.  Average mortgages held for sale decreased $10.12 million or 54.70% and $5.76 million or 40.38% respectively, for the three and six month periods ended June 30, 2013, over the comparable periods a year ago.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $13.62 million or 20.06% and $9.07 million or 14.27% respectively,  for the three and six month periods ended June 30, 2013, over the comparable periods a year ago.

Average interest-bearing deposits increased $57.22 million or 1.92% and $78.43 million or 2.66% respectively, for the second quarter of 2013 and the first six months of 2013 over the same periods in 2012.  The effective rate paid on average interest-bearing deposits decreased 19 basis points to 0.58% for the second quarter 2013 compared to 0.77% for the second quarter 2012.  The effective rate paid on average interest-bearing deposits decreased 18 basis points to 0.60% for the first six months of 2013 compared to 0.78% for the first six months of 2012.  The decline in the average cost of interest-bearing deposits during the second quarter of 2013 and the first six months of 2013 as compared to the second quarter and first six months of 2012 was primarily the result of interest rate re-pricing on maturing certificates of deposit and a change in deposit mix.

Average short-term borrowings decreased $6.31 million or 4.32% and decreased $10.87 million or 7.74%, respectively for the second quarter of 2013 and the first six months of 2013 compared to the same periods in 2012.  Interest paid on short-term borrowings was flat for the second quarter and decreased 2 basis points for the first six months of 2013.  Average subordinated notes decreased $30.93 million for the second quarter of 2013 and the first six months of 2013 while the effective rate paid decreased 19 basis points and 15 basis points, respectively due to the redemption of trust preferred securities in December 2012.  Average long-term debt increased $13.96 million or 28.52% during the second quarter of 2013 as compared to the second quarter of 2012 and increased $23.72 million or 54.33% during the first six months of 2013 as compared to the first six months of 2012.  The increase in long-term borrowings was mainly the result of higher borrowings with the Federal Home Loan Bank.  Interest paid on long-term borrowings decreased 148 basis points for the second quarter and 165 basis points for the first six months of 2013 due to lower effective rates on Federal Home Loan Bank borrowings.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$737,872	$3,498	1.90%	$775,205	$4,334	2.25%	$745,906	$7,193	1.94%	$778,594	$8,661	2.24%
Tax exempt	105,998	1,122	4.25%	108,857	1,254	4.63%	104,519	2,259	4.36%	108,301	2,514	4.67%
Mortgages - held for sale	8,378	77	3.69%	18,495	160	3.48%	8,507	148	3.51%	14,268	258	3.64%
Net loans and leases	3,419,723	40,126	4.71%	3,209,539	40,274	5.05%	3,381,093	79,325	4.73%	3,149,704	80,202	5.12%
Other investments	54,293	241	1.78%	67,916	231	1.37%	54,484	483	1.79%	63,554	457	1.45%

Total Earning Assets	4,326,264	45,064	4.18%	4,180,012	46,253	4.45%	4,294,509	89,408	4.20%	4,114,421	92,092	4.50%

Cash and due from banks	61,107			62,382			58,915			60,970
Reserve for loan and lease losses	(84,882)			(83,071)			(84,510)			(82,766)
Other assets	309,464			322,380			308,892			328,557

Total	$4,611,953			$4,481,703			$4,577,806			$4,421,182

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$3,043,806	$4,412	0.58%	$2,986,588	$5,704	0.77%	$3,029,013	$8,954	0.60%	$2,950,588	$11,449	0.78%
Short-term borrowings	139,708	45	0.13%	146,016	47	0.13%	129,597	77	0.12%	140,468	100	0.14%
Subordinated notes	58,764	1,055	7.20%	89,692	1,648	7.39%	58,764	2,110	7.24%	89,692	3,295	7.39%
Long-term debt and mandatorily redeemable securities	62,918	228	1.45%	48,954	357	2.93%	67,388	723	2.16%	43,664	828	3.81%

Total Interest-Bearing Liabilities	3,305,196	5,740	0.70%	3,271,250	7,756	0.95%	3,284,762	11,864	0.73%	3,224,412	15,672	0.98%

Noninterest-bearing deposits	675,201			601,613			662,778			587,959
Other liabilities	56,688			68,510			60,046			72,282
Shareholders’ equity	574,867			540,330			570,220			536,529

Total	$4,611,952			$4,481,703			$4,577,806			$4,421,182

Net Interest Income		$39,324			$38,497			$77,544			$76,420

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.65%			3.70%			3.64%			3.74%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and six month period ended June 30, 2013 was $1.29 million and $2.05 million respectively, compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2012 of $2.06 million and $4.31 million respectively.  Net recoveries of $0.39 million were recorded for the second quarter 2013, compared to net charge-offs of $1.15 million for the same quarter a year ago.  Year-to-date net recoveries of $0.33 million have been recorded in 2013, compared to net charge-offs $2.65 million through June 30, 2012.

On June 30, 2013, 30 day and over loan and lease delinquencies were 0.27% compared to 0.31% on June 30, 2012.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.45% as compared to 2.55% one year ago.  A summary of loan and lease loss experience during the three and six months ended June 30, 2013 and 2012 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of June 30, 2013 and December 31, 2012 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Loans and leases past due 90 days or more	$184	$442	$439
Nonaccrual loans and leases	29,318	36,417	45,777
Other real estate	5,455	4,311	7,257
Former bank premises held for sale	951	1,034	1,134
Repossessions	137	63	1,177
Equipment owned under operating leases	—	—	9
Total nonperforming assets	$36,045	$42,267	$55,793

Nonperforming assets as a percentage of total loans and leases were 1.01% at June 30, 2013, 1.25% at December 31, 2012, and 1.67% at June 30, 2012.  Nonperforming assets totaled $36.05 million at June 30, 2013, a decrease of 14.72% from the $42.27 million reported at December 31, 2012, and a 35.40% decrease from the $55.79 million reported at June 30, 2012.  The decrease during the first six months of 2013 compared to the same period in 2012 was primarily related to decreases in nonaccrual loans and leases and the sale of repossessed assets and other real estate as the economy slowly improves.

The decrease in nonaccrual loans and leases at June 30, 2013 from December 31, 2012 and the decrease in nonaccrual loans and leases at June 30, 2013 from June 30, 2012 occurred across almost all loan types.  A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2013 and December 31, 2012 is located in Note 4 of the Consolidated Financial Statements.

As of June 30, 2013, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $14.60 million which were comprised of $12.33 million secured by commercial real estate and included in loans secured by real estate, $1.12 million secured by construction equipment and included in construction equipment financing and $1.15 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure have suffered in this economy.  Furthermore, aircraft values for some models declined from 2010 to 2012, increasing the risk in aircraft secured transactions; values appear to have stabilized in 2013.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.  Other real estate decreased over the past year due to sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of auto, light truck and environmental equipment at June 30, 2013.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Commercial and agricultural loans	$—	$—	$—
Auto, light truck and environmental equipment	130	52	9
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	1,165
Construction equipment financing	—	—	—
Commercial real estate	4,438	3,362	6,253
Residential real estate	719	545	1,004
Consumer loans	305	415	3
Total	$5,592	$4,374	$8,434

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $265.12 million and $271.41 million as of June 30, 2013 and December 31, 2012, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $159.08 million and $60.91 million as of June 30, 2013, respectively, compared to $169.42 million and $55.12 million as of December 31, 2012, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended June 30, 2013 and 2012 was $20.12 million and $19.79 million, respectively.  Noninterest income for the six month period ended June 30, 2013 and 2012 was $39.07 million and $40.31 million, respectively.  Details of noninterest income follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Noninterest income:
Trust fees	$4,439	$4,379	$8,540	$8,352
Service charges on deposit accounts	2,325	2,621	4,564	5,059
Debit card income	2,344	2,194	4,409	4,261
Mortgage banking income	1,936	1,502	3,564	3,444
Insurance commissions	1,393	1,211	2,839	2,568
Equipment rental income	4,086	4,666	8,098	10,016
Investment securities and other investment gains	38	8	211	403
Other income	3,560	3,209	6,844	6,210
Total noninterest income	$20,121	$19,790	$39,069	$40,313

Noninterest income increased $0.33 million or 1.67% for the three months ended June 30, 2013 as compared to the same period in 2012.  Noninterest income decreased $1.24 million or 3.09% for the six months ended June 30, 2013 compared to the same period one year ago.  Trust fees and debit card income increased slightly in 2013 over the same periods in 2012.

Service charges on deposit accounts decreased $0.30 million or 11.29% and $0.50 million or 9.78% for the three and six months ended June 30, 2013, respectively over the comparable periods one year ago.  The decrease in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Mortgage banking income increased $0.43 million or 28.89% in the second quarter of 2013 as compared to the second quarter of 2012.  Mortgage banking income increased $0.12 million or 3.48% during the first six months of 2013 versus the first six months of 2012.  This positive variance was caused by increased gains on loan sales due to higher production volumes and improved margins in 2013.

Insurance commissions improved $0.18 million or 15.03% and $0.27 million or 10.55% in the three and six months ended June 30, 2013 over the same periods a year ago.  The increase related to higher premium and agency fees as well as an increase in the number of policies.

Equipment rental income declined $0.58 million or 12.43% in the second quarter of 2013 compared to the second quarter 2012.  Equipment rental income declined $1.92 million or 19.15% for year-to-date 2013 compared to the same period in 2012.  The average equipment rental portfolio decreased 21.24% in 2013 over the same period in 2012 resulting in lower rental income.  In addition, new leases are at lower rates due to current market conditions and increased competition.

Investment securities and other investment gains were relatively flat for the second quarter 2013 and decreased $0.19 million or 47.64% for year-to-date 2013 as compared to the same periods one year ago.  The decrease was due primarily to gains on sale of agency securities and corporate debt securities in 2012 which were not present in 2013.

Other income increased $0.35 million or 10.94% and $0.63 million or 10.21% for the three and six months ended June 30, 2013, respectively as compared to the same periods in 2012 primarily due to higher mutual fund income and fees on customer swaps.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended June 30, 2013 and 2012 was $35.74 million and $36.58 million, respectively.  Noninterest expense for the six month period ended June 30, 2013 and 2012 was $72.29 million and $74.63 million, respectively.  Details of noninterest expense follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Noninterest expense:
Salaries and employee benefits	$19,176	$20,370	$39,112	$40,686
Net occupancy expense	2,147	1,848	4,354	4,008
Furniture and equipment expense	3,909	3,831	7,808	7,338
Depreciation - leased equipment	3,274	3,803	6,499	8,114
Professional fees	1,310	1,449	2,665	2,847
Supplies and communication	1,499	1,385	3,035	2,778
FDIC and other insurance	927	854	1,805	1,803
Business development and marketing expense	932	1,050	1,705	1,917
Loan and lease collection and repossession expense	1,095	979	1,852	2,480
Other expense	1,475	1,009	3,459	2,655
Total noninterest expense	$35,744	$36,578	$72,294	$74,626

Noninterest expense decreased $0.83 million or 2.28% for the second quarter and $2.33 million or 3.12% for year-to-date 2013 as compared to the same periods in 2012.  FDIC and other insurance expense increased slightly in 2013 over the same periods in 2012.

Salaries and employee benefits decreased $1.19 million or 5.86% and $1.57 million or 3.87% in the three and six months ended June 30, 2013, respectively versus the three and six months ended June 30, 2012.  Salaries were lower mainly due to decreased base salaries, incentives and commissions expense.  Benefits increased primarily due to higher group insurance costs.

Net occupancy expense was higher by $0.30 million or 16.18% for the second quarter of 2013 and $0.35 million or 8.63% for year-to-date 2013 compared to the same periods one year ago.  The increase was primarily a result of higher rent and real estate taxes.

Furniture and equipment expense was flat for the second quarter of 2013 and increased $0.47 million or 6.41% for year-to-date 2013 compared to the same periods in 2012.  Furniture and equipment expense was higher mainly due to increased equipment depreciation, computer processing charges and software maintenance costs.

During the second quarter and first six months of 2013, depreciation on leased equipment decreased $0.53 million or 13.91% and $1.62 million or 19.90%, respectively in conjunction with the decrease in equipment rental income as compared to the same periods one year ago.

Professional fees decreased $0.14 million or 9.59% and $0.18 million or 6.39% for the three and six month periods ended June 30, 2013 respectively, as compared to the three and six month periods ended June 30, 2012.  The decrease in professional fees in 2013 was primarily the result of reduced utilization of consulting services.

Business development and marketing expense decreased $0.12 million or 11.24% for the three months ended June 30, 2013 versus the three months ended June 30, 2012 and $0.21 million or 11.06% for the six months ended June 30, 2013 versus the six months ended June 30, 2012.  The reduction was primarily due to decreased retail marketing.

Loan and lease collection and repossession expense increased $0.12 million or 11.85% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to repurchased mortgage loan losses in 2013 compared to 2012.  Loan and lease collection and repossession expense decreased $0.63 million or 25.32% in the six month period ended June 30, 2013 compared to the same period a year ago mainly due to a decreased amount of repossessions outstanding offset by higher repurchased mortgage loan losses in 2013 compared to 2012.

Other expenses increased $0.47 million or 46.18% and $0.80 million or 30.28% in the three and six month periods ended June 30, 2013, respectively as compared to the same periods in 2012 primarily related to a previously reported trustee matter.

INCOME TAXES

The provision for income taxes for the three and six month periods ended June 30, 2013 was $8.01 and $15.00 million, respectively compared to $6.57 million and $12.46 million for the same periods in 2012.  The effective tax rates were 36.49% and 34.31% for the second quarter ended June 30, 2013 and 2012, respectively and 36.28% and 33.90% for the six months ended June 30, 2013 and 2012, respectively.  The effective tax rates are higher in 2013 compared to 2012 due to the impact of state refunds for 2009 received in January of 2012.

Effective January 1, 2014, the Indiana Financial Institutions tax rate decreases from 8.5% to 8.0% and continues to decrease by 0.5% each of the next three years.  As a result of the rate change, the Company decreased the carrying value of certain state deferred tax assets.  The impact of this change was not material and was recorded in the financial statements during the second quarter of 2013.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2012.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs*	the plans or programs
April 01 - 30, 2013	—	$—	—	945,226
May 01 - 31, 2013	2,263	24.10	2,263	942,963
June 01 - 30, 2013	—	—	—	942,963

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.  Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.  Since the inception of the plan, 1st Source has repurchased a total of 1,057,037 shares.

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

1st Source Corporation

DATE	July 25, 2013	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	July 25, 2013	/s/ ANDREA G. SHORT
Andrea G. Short
Treasurer and Chief Financial Officer Principal Accounting Officer