Form 10-Q
period 2013-09-30
1ST SOURCE CORP
filed 2013-10-24
CIK 34782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of common stock outstanding as of October 11, 2013 — 24,322,527 shares

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - Dollars in thousands)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$90,090	$83,232
Federal funds sold and interest bearing deposits with other banks	1,676	702
Investment securities available-for-sale (amortized cost of $819,918 and $849,139 at September 30, 2013 and December 31, 2012, respectively)	834,348	880,764
Other investments	22,409	22,609
Trading account securities	177	146
Mortgages held for sale	7,157	10,879
Loans and leases - net of unearned discount
Commercial and agricultural loans	652,180	639,069
Auto, light truck and environmental equipment	452,405	438,147
Medium and heavy duty truck	192,974	172,002
Aircraft financing	704,072	696,479
Construction equipment financing	315,346	278,974
Commercial real estate	574,279	554,968
Residential real estate	455,327	438,641
Consumer loans	121,535	109,273
Total loans and leases	3,468,118	3,327,553
Reserve for loan and lease losses	(84,507)	(83,311)
Net loans and leases	3,383,611	3,244,242
Equipment owned under operating leases, net	61,160	52,173
Net premises and equipment	45,466	45,016
Goodwill and intangible assets	86,629	87,502
Accrued income and other assets	117,238	123,428
Total assets	$4,649,961	$4,550,693

LIABILITIES
Deposits:
Noninterest bearing	$725,263	$646,380
Interest bearing	2,954,153	2,977,967
Total deposits	3,679,416	3,624,347
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	147,991	158,680
Other short-term borrowings	73,451	10,508
Total short-term borrowings	221,442	169,188
Long-term debt and mandatorily redeemable securities	58,440	71,021
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	53,670	68,718
Total liabilities	4,071,732	3,992,038

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 at September 30, 2013 and December 31, 2012	346,535	346,535
Retained earnings	252,043	223,715
Cost of common stock in treasury (1,319,336 shares at September 30, 2013 and 1,399,261 shares at December 31, 2012)	(29,362)	(31,134)
Accumulated other comprehensive income	9,013	19,539
Total shareholders’ equity	578,229	558,655
Total liabilities and shareholders’ equity	$4,649,961	$4,550,693

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans and leases	$42,392	$40,610	$121,674	$120,824
Investment securities, taxable	3,581	3,913	10,774	12,574
Investment securities, tax-exempt	764	826	2,295	2,526
Other	229	231	712	688
Total interest income	46,966	45,580	135,455	136,612

Interest expense:
Deposits	4,089	5,419	13,043	16,868
Short-term borrowings	72	36	149	136
Subordinated notes	1,055	1,647	3,165	4,942
Long-term debt and mandatorily redeemable securities	592	571	1,315	1,399
Total interest expense	5,808	7,673	17,672	23,345

Net interest income	41,158	37,907	117,783	113,267
(Recovery of) provision for loan and lease losses	(419)	650	1,631	4,959
Net interest income after provision for loan and lease losses	41,577	37,257	116,152	108,308

Noninterest income:
Trust fees	5,260	4,055	13,800	12,407
Service charges on deposit accounts	2,364	2,688	6,928	7,747
Debit card income	2,343	2,020	6,752	6,281
Mortgage banking income	1,103	2,020	4,667	5,464
Insurance commissions	1,292	1,483	4,131	4,051
Equipment rental income	4,000	4,604	12,098	14,620
Investment securities and other investment gains	258	89	469	492
Other income	3,538	3,346	10,382	9,556
Total noninterest income	20,158	20,305	59,227	60,618

Noninterest expense:
Salaries and employee benefits	20,441	20,982	59,553	61,668
Net occupancy expense	2,126	1,652	6,480	5,660
Furniture and equipment expense	4,477	3,817	12,285	11,155
Depreciation - leased equipment	3,246	3,795	9,745	11,909
Professional fees	1,178	1,385	3,843	4,232
Supplies and communication	1,330	1,387	4,365	4,165
FDIC and other insurance	874	913	2,679	2,716
Business development and marketing expense	1,306	1,008	3,011	2,925
Loan and lease collection and repossession expense	1,530	1,866	3,382	4,346
Other expense	1,922	388	5,381	3,043
Total noninterest expense	38,430	37,193	110,724	111,819

Income before income taxes	23,305	20,369	64,655	57,107
Income tax expense	8,409	7,364	23,413	19,820

Net income	$14,896	$13,005	$41,242	$37,287

Per common share:
Basic net income per common share	$0.60	$0.53	$1.67	$1.52
Diluted net income per common share	$0.60	$0.53	$1.67	$1.51
Dividends	$0.17	$0.17	$0.51	$0.49
Basic weighted average common shares outstanding	24,366,220	24,279,178	24,352,073	24,267,535
Diluted weighted average common shares outstanding	24,367,109	24,289,495	24,352,854	24,278,160

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$14,896	$13,005	$41,242	$37,287

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	1,853	3,979	(16,881)	5,673
Reclassification adjustment for realized losses (gains) included in net income	28	2	28	(275)
Income tax effect	(706)	(1,522)	6,327	(2,063)
Other comprehensive income (loss), net of tax	1,175	2,459	(10,526)	3,335

Comprehensive income	$16,071	$15,464	$30,716	$40,622

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited - Dollars in thousands, except per share amounts)

					Cost of	Accumulated
					Common	Other
		Preferred	Common	Retained	Stock	Comprehensive
	Total	Stock	Stock	Earnings	in Treasury	Income (Loss), Net
Balance at January 1, 2012	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net income	37,287	—	—	37,287	—	—
Other comprehensive income	3,335	—	—	—	—	3,335
Issuance of 169,720 common shares under stock based compensation awards, including related tax effects	3,743	—	—	97	3,646	—
Cost of 104,471 shares of common stock acquired for treasury	(2,617)	—	—	—	(2,617)	—
Common stock dividend ($0.49 per share)	(11,998)	—	—	(11,998)	—	—
Balance at September 30, 2012	$553,668	$—	$346,535	$215,647	$(30,360)	$21,846

Balance at January 1, 2013	$558,655	$—	$346,535	$223,715	$(31,134)	$19,539
Net income	41,242	—	—	41,242	—	—
Other comprehensive loss	(10,526)	—	—	—	—	(10,526)
Issuance of 169,792 common shares under stock based compensation awards, including related tax effects	3,650	—	—	(390)	4,040	—
Cost of 89,867 shares of common stock acquired for treasury	(2,268)	—	—	—	(2,268)	—
Common stock dividend ($0.51 per share)	(12,524)	—	—	(12,524)	—	—
Balance at September 30, 2013	$578,229	$—	$346,535	$252,043	$(29,362)	$9,013

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$41,242	$37,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,631	4,959
Depreciation of premises and equipment	3,515	3,151
Depreciation of equipment owned and leased to others	9,745	11,909
Amortization of investment security premiums and accretion of discounts, net	2,745	3,140
Amortization of mortgage servicing rights	1,265	2,267
Mortgage servicing asset (recoveries) impairments	—	230
Deferred income taxes	(3,265)	(4,817)
Investment securities and other investment gains	(469)	(492)
Originations of loans held for sale, net of principal collected	(85,010)	(165,577)
Proceeds from the sales of loans held for sale	91,395	160,301
Net gain on sale of loans held for sale	(2,663)	(4,933)
Change in trading account securities	(31)	(13)
Change in interest receivable	(215)	(634)
Change in interest payable	(1,506)	(529)
Change in other assets	13,085	10,993
Change in other liabilities	(3,636)	404
Other	825	990
Net change in operating activities	68,653	58,636

Investing activities:
Proceeds from sales of investment securities	47,028	40,736
Proceeds from maturities of investment securities	152,706	203,436
Purchases of investment securities	(172,789)	(226,567)
Net change in other investments	200	(3,390)
Loans sold or participated to others	25,054	22,968
Net change in loans and leases	(171,771)	(206,261)
Net change in equipment owned under operating leases	(18,732)	(854)
Purchases of premises and equipment	(4,040)	(6,521)
Net change in investing activities	(142,344)	(176,453)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	79,907	119,128
Net change in certificates of deposit	(24,838)	(70,601)
Net change in short-term borrowings	52,254	11,401
Proceeds from issuance of long-term debt	5,951	26,873
Payments on long-term debt	(20,313)	(360)
Net proceeds from issuance of treasury stock	3,650	3,743
Acquisition of treasury stock	(2,268)	(2,617)
Cash dividends paid on common stock	(12,820)	(12,263)
Net change in financing activities	81,523	75,304

Net change in cash and cash equivalents	7,832	(42,513)

Cash and cash equivalents, beginning of year	83,934	114,327

Cash and cash equivalents, end of period	$91,766	$71,814

Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$5,717	$2,319
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,801	2,643

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

Note 2.       Recent Accounting Pronouncements

Investment Companies:  In June 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-08 “Financial Services-Investment Companies (Topic 946) — Amendments to the Scope, Measurement and Disclosure Requirements.”  ASU 2013-08 changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company.  ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.  Early application is prohibited.  The Company is assessing the impact of ASU 2013-08 on its disclosures.

Comprehensive Income:  In February 2013, the FASB issued ASU No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  ASU 2013-02 is effective prospectively during interim and annual periods beginning after December 15, 2012.  The effect of applying this standard is reflected in Note 11 — Accumulated Other Comprehensive Income.

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

Note 3.       Investment Securities

Investment securities available-for-sale were as follows:

	Amortized	Gross	Gross
(Dollars in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013
U.S. Treasury and Federal agencies securities	$394,063	$5,698	$(3,468)	$396,293
U.S. States and political subdivisions securities	111,843	3,821	(984)	114,680
Mortgage-backed securities — Federal agencies	280,255	6,277	(2,172)	284,360
Corporate debt securities	30,890	242	(9)	31,123
Foreign government and other securities	700	7	—	707
Total debt securities	817,751	16,045	(6,633)	827,163
Marketable equity securities	2,167	5,021	(3)	7,185
Total investment securities available-for-sale	$819,918	$21,066	$(6,636)	$834,348

December 31, 2012
U.S. Treasury and Federal agencies securities	$410,983	$11,353	$(83)	$422,253
U.S. States and political subdivisions securities	100,055	5,864	(482)	105,437
Mortgage-backed securities — Federal agencies	301,136	11,296	(25)	312,407
Corporate debt securities	30,897	445	(94)	31,248
Foreign government and other securities	3,700	26	—	3,726
Total debt securities	846,771	28,984	(684)	875,071
Marketable equity securities	2,368	3,329	(4)	5,693
Total investment securities available-for-sale	$849,139	$32,313	$(688)	$880,764

At September 30, 2013 and December 31, 2012, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The contractual maturities of investments in debt securities available-for-sale at September 30, 2013 are shown below.  Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$128,276	$127,885
Due after one year through five years	346,667	352,734
Due after five years through ten years	61,903	61,568
Due after ten years	650	616
Mortgage-backed securities	280,255	284,360
Total debt securities available-for-sale	$817,751	$827,163

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.  Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.  The gross gains and losses for the three and nine months ended September 30, 2013 primarily reflect the sale of federal agency securities.  The trades were done for the purpose of balance sheet realignment and managing reinvestment risk by adjusting the timing of future cash flows.  There were no other-than-temporary-impairment (OTTI) write-downs in 2013 or 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross realized gains	$903	$—	$903	$275
Gross realized losses	(931)	—	(931)	—
Net realized (losses) gains	$(28)	$—	$(28)	$275

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2013
U.S. Treasury and Federal agencies securities	$139,539	$(3,337)	$15,094	$(131)	$154,633	$(3,468)
U.S. States and political subdivisions securities	30,490	(671)	2,691	(313)	33,181	(984)
Mortgage-backed securities - Federal agencies	94,174	(2,171)	49	(1)	94,223	(2,172)
Corporate debt securities	7,900	(3)	993	(6)	8,893	(9)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	272,203	(6,182)	18,827	(451)	291,030	(6,633)
Marketable equity securities	—	—	4	(3)	4	(3)
Total investment securities available-for-sale	$272,203	$(6,182)	$18,831	$(454)	$291,034	$(6,636)

December 31, 2012
U.S. Treasury and Federal agencies securities	$37,316	$(83)	$—	$—	$37,316	$(83)
U.S. States and political subdivisions securities	7,730	(46)	3,364	(436)	11,094	(482)
Mortgage-backed securities - Federal agencies	6,264	(24)	60	(1)	6,324	(25)
Corporate debt securities	—	—	4,431	(94)	4,431	(94)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	51,410	(153)	7,855	(531)	59,265	(684)
Marketable equity securities	—	—	5	(4)	5	(4)
Total investment securities available-for-sale	$51,410	$(153)	$7,860	$(535)	$59,270	$(688)

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

At September 30, 2013, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost.  Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and political subdivisions.  The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline.  The Company does not believe any of the securities are impaired due to reasons of credit quality.

At September 30, 2013 and December 31, 2012, investment securities with carrying values of $236.58 million and $216.34 million, respectively, were pledged as collateral to secure government deposits, security repurchase agreements, and for other purposes.

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

The table below presents the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2013
Commercial and agricultural loans	$623,884	$28,296	$652,180
Auto, light truck and environmental equipment	442,616	9,789	452,405
Medium and heavy duty truck	190,921	2,053	192,974
Aircraft financing	662,126	41,946	704,072
Construction equipment financing	299,938	15,408	315,346
Commercial real estate	546,426	27,853	574,279
Total	$2,765,911	$125,345	$2,891,256

December 31, 2012
Commercial and agricultural loans	$612,567	$26,502	$639,069
Auto, light truck and environmental equipment	428,582	9,565	438,147
Medium and heavy duty truck	170,116	1,886	172,002
Aircraft financing	648,316	48,163	696,479
Construction equipment financing	262,980	15,994	278,974
Commercial real estate	507,219	47,749	554,968
Total	$2,629,780	$149,859	$2,779,639

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity.  The table below presents the recorded investment in residential real estate and consumer loans by performing or nonperforming status.  Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2013
Residential real estate	$452,561	$2,766	$455,327
Consumer	121,109	426	121,535
Total	$573,670	$3,192	$576,862

December 31, 2012
Residential real estate	$435,962	$2,679	$438,641
Consumer	108,814	459	109,273
Total	$544,776	$3,138	$547,914

The table below presents the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

				90 Days
				or More
		30-59 Days	60-89 Days	Past Due	Total		Total Financing
(Dollars in thousands)	Current	Past Due	Past Due	and Accruing	Accruing Loans	Nonaccrual	Receivables
September 30, 2013
Commercial and agricultural loans	$643,495	$714	$750	$—	$644,959	$7,221	$652,180
Auto, light truck and environmental equipment	451,659	349	110	—	452,118	287	452,405
Medium and heavy duty truck	192,380	—	—	—	192,380	594	192,974
Aircraft financing	688,856	—	3,725	—	692,581	11,491	704,072
Construction equipment financing	313,532	515	—	—	314,047	1,299	315,346
Commercial real estate	566,742	—	51	—	566,793	7,486	574,279
Residential real estate	451,005	956	600	220	452,781	2,546	455,327
Consumer	120,260	517	332	25	121,134	401	121,535
Total	$3,427,929	$3,051	$5,568	$245	$3,436,793	$31,325	$3,468,118

December 31, 2012
Commercial and agricultural loans	$629,035	$807	$48	$—	$629,890	$9,179	$639,069
Auto, light truck and environmental equipment	437,087	202	—	—	437,289	858	438,147
Medium and heavy duty truck	171,950	—	—	—	171,950	52	172,002
Aircraft financing	691,187	—	—	—	691,187	5,292	696,479
Construction equipment financing	272,817	598	274	—	273,689	5,285	278,974
Commercial real estate	541,811	102	—	—	541,913	13,055	554,968
Residential real estate	434,434	1,019	509	356	436,318	2,323	438,641
Consumer	107,630	816	368	86	108,900	373	109,273
Total	$3,285,951	$3,544	$1,199	$442	$3,291,136	$36,417	$3,327,553

The table below presents impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance
September 30, 2013
With no related allowance recorded:
Commercial and agricultural loans	$6,470	$6,468	$—
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	594	594	—
Aircraft financing	2,301	2,301	—
Construction equipment financing	1,214	1,213	—
Commercial real estate	15,339	15,339	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related allowance recorded	25,918	25,915	—
With an allowance recorded:
Commercial and agricultural loans	5,189	5,189	49
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	9,132	9,132	1,491
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	14,321	14,321	1,540
Total impaired loans	$40,239	$40,236	$1,540

December 31, 2012
With no related allowance recorded:
Commercial and agricultural loans	$2,572	$2,572	$—
Auto, light truck and environmental equipment	474	474	—
Medium and heavy duty truck	—	—	—
Aircraft financing	3,115	3,115	—
Construction equipment financing	5,109	5,107	—
Commercial real estate	19,597	19,597	—
Residential real estate	101	101	—
Consumer loans	—	—	—
Total with no related allowance recorded	30,968	30,966	—
With an allowance recorded:
Commercial and agricultural loans	6,075	6,074	729
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,086	2,086	852
Construction equipment financing	—	—	—
Commercial real estate	1,588	1,588	42
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with an allowance recorded	9,749	9,748	1,623
Total impaired loans	$40,717	$40,714	$1,623

Average recorded investment and interest income recognized on impaired loans and leases, segregated by class, is shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$11,766	$98	$9,111	$2	$9,645	$133	$9,441	$12
Auto, light truck and environmental equipment	39	—	2,578	—	221	—	2,474	7
Medium and heavy duty truck	638	—	434	1	292	—	917	2
Aircraft financing	10,361	79	6,100	—	8,832	79	8,831	—
Construction equipment financing	1,447	1	4,512	—	3,376	4	4,399	5
Commercial real estate	16,531	155	22,757	138	18,507	459	22,330	302
Residential real estate	—	—	104	2	—	—	82	4
Consumer	—	—	—	—	—	—	—	—
Total	$40,782	$333	$45,596	$143	$40,873	$675	$48,474	$332

The number of loans and leases classified as troubled debt restructuring (TDR) during the three and nine months ended September 30, 2013 and 2012, segregated by class, are shown in the table below as well as the recorded investment as of September 30. The classification between nonperforming and performing is shown at the time of modification.  During 2013 and 2012, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions.  The modifications did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates.  Consequently, the financial impact of the modifications is immaterial.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment	Modifications	Investment	Modifications	Investment
Performing TDRs:
Commercial and agricultural loans	—	$—	—	$—	1	$750	—	$—
Auto, light truck and environmental equipment	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—	—	—
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	1	7,014
Residential real estate	—	—	—	—	—	—	1	103
Consumer	—	—	—	—	—	—	—	—
Total performing TDR modifications	—	$—	—	$—	1	$750	2	$7,117

Nonperforming TDRs:
Commercial and agricultural loans	—	$—	—	$—	1	$299	—	$—
Auto, light truck and environmental equipment	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	1	4,201	—	—	1	4,201	—	—
Construction equipment financing	—	—	—	—	—	—	3	1,467
Commercial real estate	—	—	1	1,163	—	—	1	1,163
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total nonperforming TDR modifications	1	$4,201	1	$1,163	2	$4,500	4	$2,630
Total TDR modifications	1	$4,201	1	$1,163	3	$5,250	6	$9,747

There were no TDRs which had payment defaults within the twelve months following modification during the three months ended September 30, 2013.  There was one commercial and agricultural TDR which had payment defaults within the twelve months following modification during the nine months ended September 30, 2013.

This loan was transferred into Other Real Estate during the three months ended June 30, 2013.  There were no TDRs which had payment defaults within twelve months following modification during the three and nine months ended September 30, 2012.  Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The table below presents the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Performing TDRs	$9,205	$8,839
Nonperforming TDRs	11,845	12,869
Total TDRs	$21,050	$21,708

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

Changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2013 and 2012 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
September 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,202	$11,889	$3,178	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690
Charge-offs	49	50	—	1,277	—	—	76	219	1,671
Recoveries	114	98	308	98	64	150	1	74	907
Net charge-offs (recoveries)	(65)	(48)	(308)	1,179	(64)	(150)	75	145	764
Provision (recovery of provision)	(255)	(1,588)	(83)	1,670	448	(801)	70	120	(419)
Balance, end of period	$12,012	$10,349	$3,403	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Ending balance, individually evaluated for impairment	$49	$—	$—	$1,491	$—	$—	$—	$—	$1,540
Ending balance, collectively evaluated for impairment	11,963	10,349	3,403	32,323	6,577	12,878	3,890	1,584	82,967
Total reserve for loan and lease losses	$12,012	$10,349	$3,403	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,659	$—	$594	$11,433	$1,214	$15,339	$—	$—	$40,239
Ending balance, collectively evaluated for impairment	640,521	452,405	192,380	692,639	314,132	558,940	455,327	121,535	3,427,879
Total recorded investement in loans	$652,180	$452,405	$192,974	$704,072	$315,346	$574,279	$455,327	$121,535	$3,468,118

September 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,077	$10,300	$3,618	$29,871	$6,330	$15,172	$3,521	$1,410	$83,299
Charge-offs	214	210	—	461	1	132	159	311	1,488
Recoveries	60	356	125	163	149	91	4	90	1,038
Net charge-offs (recoveries)	154	(146)	(125)	298	(148)	41	155	221	450
Provision (recovery of provision)	433	(496)	(377)	1,427	(585)	(99)	74	273	650
Balance, end of period	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Ending balance, individually evaluated for impairment	$878	$500	$—	$886	$—	$49	$—	$—	$2,313
Ending balance, collectively evaluated for impairment	12,478	9,450	3,366	30,114	5,893	14,983	3,440	1,462	81,186
Total reserve for loan and lease losses	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Recorded investment in loans
Ending balance, individually evaluated for impairment	$9,148	$2,233	$322	$5,734	$4,355	$22,524	$103	$—	$44,419
Ending balance, collectively evaluated for impairment	575,848	454,432	167,387	680,066	271,915	526,397	436,806	111,143	3,223,994
Total recorded investement in loans	$584,996	$456,665	$167,709	$685,800	$276,270	$548,921	$436,909	$111,143	$3,268,413

Changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2013 and 2012 are shown below.

		Auto, light truck			Construction
	Commercial and	and environmental	Medium and	Aircraft	equipment	Commercial	Residential	Consumer
(Dollars in thousands)	agricultural loans	equipment	heavy duty truck	financing	financing	real estate	real estate	loans	Total
September 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	463	51	—	1,308	88	164	230	820	3,124
Recoveries	355	236	337	782	138	560	12	269	2,689
Net charge-offs (recoveries)	108	(185)	(337)	526	(50)	(396)	218	551	435
Provision (recovery of provision)	(206)	580	65	135	1,137	(1,296)	456	760	1,631
Balance, end of period	$12,012	$10,349	$3,403	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Ending balance, individually evaluated for impairment	$49	$—	$—	$1,491	$—	$—	$—	$—	$1,540
Ending balance, collectively evaluated for impairment	11,963	10,349	3,403	32,323	6,577	12,878	3,890	1,584	82,967
Total reserve for loan and lease losses	$12,012	$10,349	$3,403	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,659	$—	$594	$11,433	$1,214	$15,339	$—	$—	$40,239
Ending balance, collectively evaluated for impairment	640,521	452,405	192,380	692,639	314,132	558,940	455,327	121,535	3,427,879
Total recorded investement in loans	$652,180	$452,405	$192,974	$704,072	$315,346	$574,279	$455,327	$121,535	$3,468,118

September 30, 2012
Reserve for loan and lease losses
Balance, beginning of period	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	486	3,110	—	600	120	274	232	1,106	5,928
Recoveries	224	1,214	147	484	233	170	38	314	2,824
Net charge-offs (recoveries)	262	1,896	(147)	116	(113)	104	194	792	3,104
Provision (recovery of provision)	527	3,377	(523)	2,490	(515)	(1,636)	272	967	4,959
Balance, end of period	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Ending balance, individually evaluated for impairment	$878	$500	$—	$886	$—	$49	$—	$—	$2,313
Ending balance, collectively evaluated for impairment	12,478	9,450	3,366	30,114	5,893	14,983	3,440	1,462	81,186
Total reserve for loan and lease losses	$13,356	$9,950	$3,366	$31,000	$5,893	$15,032	$3,440	$1,462	$83,499

Recorded investment in loans
Ending balance, individually evaluated for impairment	$9,148	$2,233	$322	$5,734	$4,355	$22,524	$103	$—	$44,419
Ending balance, collectively evaluated for impairment	575,848	454,432	167,387	680,066	271,915	526,397	436,806	111,143	3,223,994
Total recorded investement in loans	$584,996	$456,665	$167,709	$685,800	$276,270	$548,921	$436,909	$111,143	$3,268,413

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

The unpaid principal balance of residential mortgage loans serviced for third parties was $851.70 million and $921.20 million at September 30, 2013 and December 31, 2012, respectively.

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

Changes in the carrying value of mortgage servicing assets and the associated valuation allowance follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Mortgage servicing assets:
Balance at beginning of period	$4,634	$4,984	$4,645	$5,610
Additions	572	509	1,498	1,411
Amortization	(328)	(739)	(1,265)	(2,267)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,878	4,754	4,878	4,754
Valuation allowance:
Balance at beginning of period	—	(91)	—	(238)
Impairment (charges) recoveries	—	(377)	—	(230)
Balance at end of period	$—	$(468)	$—	$(468)
Net carrying value of mortgage servicing assets at end of period	$4,878	$4,286	$4,878	$4,286
Fair value of mortgage servicing assets at end of period	$7,656	$4,478	$7,656	$4,478

During the nine months ended September 30, 2013, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance.  At September 30, 2013 and 2012, the fair value of mortgage servicing assets exceeded the carrying value reported in the consolidated statement of financial condition by $2.78 million and $0.19 million, respectively.  This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.79 million and $0.90 million for the three months ended September 30, 2013 and 2012, respectively.  Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.43 million and $2.72 million for the nine months ended September 30, 2013 and 2012, respectively.  Mortgage loan contractual servicing fees are included in mortgage banking income in the consolidated statements of income.

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

The Bank issues letters of credit which are conditional commitments that guarantee the performance of a client to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients.  Standby letters of credit totaled $16.29 million and $17.29 million at September 30, 2013 and December 31, 2012, respectively.  Standby letters of credit generally have terms ranging from six months to one year.

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

At September 30, 2013 and December 31, 2012, the amounts of non-hedging derivative financial instruments are shown in the chart below:

		Asset derivatives		Liability derivatives
	Notional or	Statement of		Statement of
	contractual	Financial Condition	Fair	Financial Condition	Fair
(Dollars in thousands)	amount	classification	value	classification	value
September 30, 2013
Interest rate swap contracts	$445,258	Other assets	$10,902	Other liabilities	$11,110
Loan commitments	8,497	Mortgages held for sale	82	N/A	—
Forward contracts	12,000	N/A	—	Mortgages held for sale	179
Total	$465,755		$10,984		$11,289

December 31, 2012
Interest rate swap contracts	$446,024	Other assets	$16,126	Other liabilities	$16,444
Loan commitments	33,961	Mortgages held for sale	220	N/A	—
Forward contracts	21,500	N/A	—	Mortgages held for sale	33
Total	$501,485		$16,346		$16,477

For the three and nine months ended September 30, 2013 and 2012, the amounts included in the consolidated statements of income for non-hedging derivative financial instruments are shown in the chart below:

		Gain (loss)
		Three Months Ended		Nine Months Ended
	Statement of	September 30,		September 30,
(Dollars in thousands)	Income classification	2013	2012	2013	2012
Interest rate swap contracts	Other expense	$(2)	$21	$111	$100
Interest rate swap contracts	Other income	169	333	567	586
Loan commitments	Mortgage banking income	(71)	64	(138)	205
Forward contracts	Mortgage banking income	(943)	(350)	(146)	(448)
Total		$(847)	$68	$394	$443

At September 30, 2013 and December 31, 2012 the offsetting of financial assets and derivative assets are shown in the chart below:

	Gross	Gross Amounts	Net Amounts of	Gross amounts not offset in the
	Amounts of	Offset in the	Assets Presented in	Statement of Financial Position
	Recognized	Statement of	the Statement of	Financial	Cash Collateral
(Dollars in thousands)	Assets	Financial Position	Financial Position	Instruments	Received	Net Amount
September 30, 2013
Interest rate swaps	$11,586	$684	$10,902	$—	$—	$10,902

December 31, 2012
Interest rate swaps	$17,422	$1,296	$16,126	$—	$—	$16,126

At September 30, 2013 and December 31, 2012 the offsetting of financial liabilities and derivative liabilities are shown in the chart below:

	Gross	Gross Amounts	Net Amounts of	Gross amounts not offset in the
	Amounts of	Offset in the	Liabilities Presented in	Statement of Financial Position
	Recognized	Statement of	the Statement of	Financial	Cash Collateral
(Dollars in thousands)	Liabilities	Financial Position	Financial Position	Instruments	Pledged	Net Amount
September 30, 2013
Interest rate swaps	$11,794	$684	$11,110	$—	$9,407	$1,703
Repurchase agreements	110,491	—	110,491	110,491	—	—
Total	$122,285	$684	$121,601	$110,491	$9,407	$1,703

December 31, 2012
Interest rate swaps	$17,740	$1,296	$16,444	$—	$15,811	$633
Repurchase agreements	100,180	—	100,180	100,180	—	—
Total	$117,920	$1,296	$116,624	$100,180	$15,811	$633

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.

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

There were no stock options outstanding as of September 30, 2013.  No stock options were considered antidilutive as of September 30, 2012.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands - except per share amounts)	2013	2012	2013	2012
Distributed earnings allocated to common stock	$4,146	$4,127	$12,429	$11,899
Undistributed earnings allocated to common stock	10,552	8,706	28,271	24,872
Net earnings allocated to common stock	14,698	12,833	40,700	36,771
Net earnings allocated to participating securities	198	172	542	516
Net income allocated to common stock and participating securities	$14,896	$13,005	$41,242	$37,287

Weighted average shares outstanding for basic earnings per common share	24,366,220	24,279,178	24,352,073	24,267,535
Dilutive effect of stock compensation	889	10,317	781	10,625
Weighted average shares outstanding for diluted earnings per common share	24,367,109	24,289,495	24,352,854	24,278,160

Basic earnings per common share	$0.60	$0.53	$1.67	$1.52
Diluted earnings per common share	$0.60	$0.53	$1.67	$1.51

Note 10.     Stock Based Compensation

As of September 30, 2013, the Company had four active stock-based employee compensation plans, which are more fully described in Note 15 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2012.  These plans include three executive stock award plans, namely, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan, and the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan.  The last outstanding grant under the 2001 Stock Option Plan was exercised in March 2013.  The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2013.

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

The stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures.  GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based partially on historical experience.

Total fair value of options vested and expensed was zero for the nine months ended September 30, 2013 and 2012.  As of September 30, 2013 there were no outstanding stock options.  There were 7,500 stock options exercised at a weighted average price of $12.04 during the nine months ended September 30, 2013.  All shares issued in connection with stock option exercises are issued from available treasury stock.

As of September 30, 2013, there was $6.69 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.25 years.

Note 11.     Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended	Nine Months Ended	Affected Line Item in the
	September 30,	September 30,	Consolidated Statements of
(Dollars in thousands)	2013	2013	Income
Unrealized gains and losses on available-for-sale securities
Realized losses included in net income	$(28)	$(28)	Investment securities and other investment gains
	(28)	(28)	Income before income taxes
Tax effect	11	11	Income tax expense
Net of tax	$(17)	$(17)	Net income

Note 12.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.41 million at September 30, 2013 and $2.02 million at December 31, 2012.  Interest and penalties were recognized through the income tax provision.  For the nine months ended September 30, 2013 and 2012, the Company recognized approximately $0.11 million and $(0.06) million in interest, net of tax effect, and penalties, respectively.  Interest and penalties of approximately $0.66 million and $0.55 million were accrued at September 30, 2013 and December 31, 2012, respectively.

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

Tax years that remain open and subject to audit include the federal 2010-2012 years and the Indiana 2009-2012 years.  The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

Note 13.     Fair Value Measurements

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

The Company elected fair value accounting for mortgages held for sale.  The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.  At September 30, 2013 and December 31, 2012, all mortgages held for sale were carried at fair value.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrrying amount over (under) unpaid principal
September 30, 2013
Mortgages held for sale reported at fair value
Total Loans	$7,157	$7,106	$51	(1)

December 31, 2012
Mortgages held for sale reported at fair value
Total Loans	$10,879	$10,293	$586	(1)

(1) The excess of fair value carrying amount over unpaid principal is included in mortgage banking income and includes changes in fair value at and subsequent to funding, gains and losses on the related loan commitment prior to funding.

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

The table below presents the balance of assets and liabilities at September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,693	$376,600	$—	$396,293
U.S. States and political subdivisions securities	—	108,163	6,517	114,680
Mortgage-backed securities — Federal agencies	—	284,360	—	284,360
Corporate debt securities	—	31,123	—	31,123
Foreign government and other securities	—	707	—	707
Total debt securities	19,693	800,953	6,517	827,163
Marketable equity securities	7,185	—	—	7,185
Total investment securities available-for-sale	26,878	800,953	6,517	834,348
Trading account securities	177	—	—	177
Mortgages held for sale	—	7,157	—	7,157
Accrued income and other assets (Interest rate swap agreements)	—	10,902	—	10,902
Total	$27,055	$819,012	$6,517	$852,584

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$11,110	$—	$11,110
Total	$—	$11,110	$—	$11,110

December 31, 2012
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,063	$402,190	$—	$422,253
U.S. States and political subdivisions securities	—	97,736	7,701	105,437
Mortgage-backed securities — Federal agencies	—	312,407	—	312,407
Corporate debt securities	—	31,248	—	31,248
Foreign government and other securities	—	3,726	—	3,726
Total debt securities	20,063	847,307	7,701	875,071
Marketable equity securities	5,693	—	—	5,693
Total investment securities available-for-sale	25,756	847,307	7,701	880,764
Trading account securities	146	—	—	146
Mortgages held for sale	—	10,879	—	10,879
Accrued income and other assets (Interest rate swap agreements)	—	16,126	—	16,126
Total	$25,902	$874,312	$7,701	$907,915

Liabilities:
Accrued expenses and other liabilities (Interest rate swap agreements)	$—	$16,444	$—	$16,444
Total	$—	$16,444	$—	$16,444

The changes in investment securities available-for-sale Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance July 1, 2013	$5,452
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	56
Purchases	1,500
Issuances	—
Settlements	—
Maturities	(491)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2013	$6,517

Beginning balance July 1, 2012	$8,143
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	72
Purchases	—
Issuances	—
Settlements	—
Maturities	(474)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2012	$7,741

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2013 or 2012.  No transfers between levels occurred during the nine months ended September 30, 2013.  One transfer between levels occurred during the nine months ended September 30, 2012.  No transfers between Level 1 and 2 occurred during the period ended September 30, 2013.  A foreign government debt security was transferred from Level 3 to Level 2 as of March 31, 2012 due to the Company’s periodic review of valuation methodologies and inputs.  The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement.

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Inputs	Range of Inputs
September 30, 2013
Investment securities available-for sale
Adjustable rate securities	$1,708	Discounted cash flows	Illiquidity adjustment	4.00% - 8.00%
			Term assumption (1)	5 yrs
			Coupon forecast assumption	0.37%

Direct placement municipal securities	4,809	Discounted cash flows	Credit spread assumption	1.16% - 1.66%
Total investment securities available-for-sale	$6,517

December 31, 2012
Investment securities available-for sale
Adjustable rate securities	$3,364	Discounted cash flows	Illiquidity adjustment	4.00% - 8.00%
			Term assumption (1)	5 yrs
			Coupon forecast assumption	0.50% - 0.88%

Direct placement municipal securities	4,337	Discounted cash flows	Credit spread assumption	1.22% - 1.95%
Total investment securities available-for-sale	$7,701

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

Discounts vary depending on the nature of the assets and the source of value.  Aircraft are generally valued using quarterly trade publications adjusted for engine time, condition, maintenance programs, discounted by 10%.  Likewise, autos are valued using current auction values, discounted by 10%; medium and heavy duty trucks are valued using trade publications and auction values, discounted by 15%.  Construction equipment and environmental equipment is generally valued using trade publications and auction values, discounted by 20%.  Real estate is valued based on appraisals or evaluations, discounted by 20% at a minimum with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market.  Commercial loans subject to borrowing base certificates are generally discounted by 20% for receivables and 40% - 75% for inventory with higher discounts when monthly borrowing base certificates are not required or received.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2013:  impaired loans - $0.00 million; partnership investments - $(0.07) million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million, and other real estate - $0.10 million.

The table below presents the carrying value of assets at September 30, 2013 and December 31, 2012 measured at fair value on a non-recurring basis:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2013
Impaired loans - collateral based	$—	$—	$7,608	$7,608
Accrued income and other assets (partnership investments)	—	—	2,017	2,017
Accrued income and other assets (mortgage servicing rights)	—	—	4,878	4,878
Accrued income and other assets (repossessions)	—	—	2,811	2,811
Accrued income and other assets (other real estate)	—	—	5,953	5,953
Total	$—	$—	$23,267	$23,267

December 31, 2012
Impaired loans - collateral based	$—	$—	$2,027	$2,027
Accrued income and other assets (partnership investments)	—	—	2,032	2,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,645	4,645
Accrued income and other assets (repossessions)	—	—	63	63
Accrued income and other assets (other real estate)	—	—	5,344	5,344
Total	$—	$—	$14,111	$14,111

The table below presents the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2013
Impaired loans	$7,608	$7,608	Collateral based measurements including appraisals, trade publications, auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,878	7,656	Discounted cash flows	Constant prepayment rate (CPR)	11.1% - 15.7%
				Discount rate	9.75% - 12.75%

Repossessions	2,811	2,957	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	5,953	7,072	Appraisals	Discount for lack of marketability	0% - 74%

December 31, 2012
Impaired loans	$2,027	$2,027	Collateral based measurements including appraisals, trade publications, auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,645	5,760	Discounted cash flows	Constant prepayment rate (CPR)	14.1% - 23.2%
				Discount rate	8.5% - 11.5%

Repossessions	63	59	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 45%

Other real estate	5,344	6,550	Appraisals	Discount for lack of marketability	0% - 68%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are summarized in the table below.

	Carrying or
(Dollars in thousands)	Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Cash and due from banks	$90,090	$90,090	$90,090	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,676	1,676	1,676	—	—
Investment securities, available-for-sale	834,348	834,348	26,878	800,953	6,517
Other investments and trading account securities	22,586	22,586	22,586	—	—
Mortgages held for sale	7,157	7,157	—	7,157	—
Loans and leases, net of reserve for loan and lease losses	3,383,611	3,408,703	—	—	3,408,703
Cash surrender value of life insurance policies	58,057	58,057	58,057	—	—
Mortgage servicing rights	4,878	7,656	—	—	7,656
Interest rate swaps	10,902	10,902	—	10,902	—
Liabilities:
Deposits	$3,679,416	$3,686,218	$2,636,029	$1,050,189	$—
Short-term borrowings	221,442	221,442	152,714	68,728	—
Long-term debt and mandatorily redeemable securities	58,440	57,837	—	57,837	—
Subordinated notes	58,764	71,707	—	71,707	—
Interest rate swaps	11,110	11,110	—	11,110	—
Off-balance-sheet instruments *	—	166	—	166	—

December 31, 2012
Assets:
Cash and due from banks	$83,232	$83,232	$83,232	$—	$—
Federal funds sold and interest bearing deposits with other banks	702	702	702	—	—
Investment securities, available-for-sale	880,764	880,764	25,756	847,307	7,701
Other investments and trading account securities	22,755	22,755	22,755	—	—
Mortgages held for sale	10,879	10,879	—	10,879	—
Loans and leases, net of reserve for loan and lease losses	3,244,242	3,287,976	—	—	3,287,976
Cash surrender value of life insurance policies	56,572	56,572	56,572	—	—
Mortgage servicing rights	4,645	5,760	—	—	5,760
Interest rate swaps	16,126	16,126	—	16,126	—
Liabilities:
Deposits	$3,624,347	$3,641,280	$2,556,122	$1,085,158	$—
Short-term borrowings	169,188	169,188	161,138	8,050	—
Long-term debt and mandatorily redeemable securities	71,021	71,557	—	71,557	—
Subordinated notes	58,764	72,914	—	72,914	—
Interest rate swaps	16,444	16,444	—	16,444	—
Off-balance-sheet instruments *	—	188	—	188	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2013, as compared to December 31, 2012, and the results of operations for the three and nine months ended September 30, 2013 and 2012.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2012 Annual Report.

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

FINANCIAL CONDITION

Our total assets at September 30, 2013 were $4.65 billion, an increase of $99.27 million or 2.18% from December 31, 2012.  Total loans and leases were $3.47 billion, an increase of $140.57 million or 4.22% from December 31, 2012.  Total investment securities, available for sale were $834.35 million which represented a decrease of $46.42 million or 5.27% and total deposits were $3.68 billion, an increase of $55.07 million or 1.52% over the comparable figures at the end of 2012.  Short-term borrowings were $221.44 million, an increase of $52.25 million or 30.89% from December 31, 2012.

Nonperforming assets at September 30, 2013 were $40.33 million, which was a decrease of $1.94 million or 4.57% from the $42.27 million reported at December 31, 2012.  At September 30, 2013 and December 31, 2012, nonperforming assets were 1.14% and 1.25%, respectively of net loans and leases.

Accrued income and other assets were as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Accrued income and other assets:
Bank owned life insurance cash surrender value	$58,057	$56,572
Accrued interest receivable	12,913	12,698
Mortgage servicing assets	4,878	4,645
Other real estate	5,002	4,311
Former bank premises held for sale	951	1,034
Repossessions	2,811	63
All other assets	32,626	44,105
Total accrued income and other assets	$117,238	$123,428

CAPITAL

As of September 30, 2013, total shareholders’ equity was $578.23 million, up $19.57 million or 3.50% from the $558.66 million at December 31, 2012.  In addition to net income of $41.24 million, other significant changes in shareholders’ equity during the first nine months of 2013 included $12.52 million of dividends paid.  The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $9.01 million at September 30, 2013, compared to $19.54 million at December 31, 2012.  The decrease in accumulated other comprehensive income/(loss) during 2013 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio.  Our equity-to-assets ratio was 12.44% as of September 30, 2013, compared to 12.28% at December 31, 2012.  Book value per common share rose to $23.77 at September 30, 2013, from $23.04 at December 31, 2012.

We declared and paid dividends per common share of $0.17 during the third quarter of 2013.  The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 31.48%.  The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution.  In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.  The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2013, are presented in the table below:

					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$588,627	15.89%	$296,294	8.00%	$370,368	10.00%
1st Source Bank	558,869	15.12	295,741	8.00	369,676	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	539,572	14.57	148,147	4.00	222,221	6.00
1st Source Bank	511,491	13.84	147,871	4.00	221,806	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	539,572	11.91	181,151	4.00	226,439	5.00
1st Source Bank	511,491	11.31	180,875	4.00	226,093	5.00

In July of 2013, the Federal Reserve and other federal banking agencies issued the final Basel III rule to help ensure that banks maintain strong capital positions.  Under the final rule, minimum requirements increase for both the quantity and quality of capital held by banking organizations.  The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that apply to all supervised financial institutions.  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0% to 6.0% and includes a minimum leverage ratio of 4.0% for all banking organizations.  These new standards will become effective for  us on January 1, 2015.

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

We have borrowing sources available to supplement deposits and meet our funding needs.  1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased.  At September 30, 2013 we had $37.50 million outstanding and could borrow approximately $227.50 million for a short time from these banks on a collective basis.  As of September 30, 2013, we had $92.65 million outstanding in FHLB advances and could borrow an additional $103.04 million.  We also had $344.47 million available to borrow from the FRB with no amounts outstanding as of September 30, 2013.

Our loan to asset ratio was 74.58% at September 30, 2013 compared to 73.12% at December 31, 2012 and 72.82% at September 30, 2012.  Cash and cash equivalents totaled $91.77 million at September 30, 2013 compared to $83.93 million at December 31, 2012 and $71.81 million at September 30, 2012.  At September 30, 2013, the consolidated statement of financial condition was rate sensitive by $178.35 million more assets than liabilities scheduled to reprice within one year, or approximately 1.09%.  Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings.  We have been informed that no collateral is required for our public fund deposits.  However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity.  Our potential liquidity exposure if we must pledge collateral is approximately $613 million.

RESULTS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 2013 was $14.90 million and $41.24 million, compared to $13.01 million and $37.29 million for the same periods in 2012.  Diluted net income per common share was $0.60 and $1.67 for the three and nine month periods ended September 30, 2013, compared to $0.53 and $1.51 for the same periods in 2012.  Return on average common shareholders’ equity was 9.65% for the nine months ended September 30, 2013, compared to 9.21% in 2012.  The return on total average assets was 1.20% for the nine months ended September 30, 2013, compared to 1.12% in 2012.

The increase in net income for the nine months ended September 30, 2013, over the first nine months of 2012, was primarily the result of an increase in net interest income and a decrease in provision for loan and lease losses.  Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended September 30, 2013 was $41.60 million, an increase of 8.29% over the same period in 2012.  The net interest margin on a fully taxable equivalent basis was 3.79% for the three months ended September 30, 2013, compared to 3.63% for the three months ended September 30, 2012.  The taxable equivalent net interest income for the nine months ended September 30, 2013 was $119.15 million, an increase of 3.75% over 2012, resulting in a net yield of 3.69% compared to a net yield of 3.70% for the same period in 2012.

During the three and nine month periods ended September 30, 2013, average earning assets increased $144.60 million or 3.44% and $168.24 million or 4.06% respectively, over the comparable periods in 2012.  Average interest-bearing liabilities increased $51.72 million or 1.59% and $57.47 million or 1.78% respectively, for the three and nine month periods ended September 30, 2013 over the comparable periods one year ago.  The yield on average earning assets decreased 4 basis points to 4.32% for the third quarter of 2013 from 4.36% for the third quarter of 2012.  The yield on average earning assets for the nine month period ended September 30, 2013 decreased 21 basis points to 4.24% from 4.45% for the nine month period ended September 30, 2012.  The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment.  Total cost of average interest-bearing liabilities decreased 24 basis points to 0.70% for the third quarter 2013 from 0.94% for the third quarter 2012.  Total cost of average interest-bearing liabilities decreased 25 basis points to 0.72% for the nine months ended September 30, 2013, from 0.97% for the nine months ended September 30, 2012.  The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 16 basis points and a decrease of 1 basis point, respectively for the three and nine month periods ended September 30, 2013 from September 30, 2012.

The largest contributor to the decrease in the yield on average earning assets for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was a reduction in yields on net loans and leases of 10 basis points and 30 basis points, respectively.  The yields on net loans and leases would have seen further decreases of 18 basis points and 6 basis points for the three and nine month periods ended September 30, 2013, respectively, were it not for the positive impact of interest recoveries.  Average net loans and leases increased $215.64 million or 6.60% for the third quarter of 2013 from the third quarter of 2012 and $226.23 million or 7.09% for the nine months ended September 30, 2013 compared to the same period in 2012.  Total average investment securities decreased $29.52 million or 3.45% for the third quarter and decreased $34.17 million or 3.90% for the nine month period over one year ago.  Tax equivalent yield on investment securities decreased 13 basis points for the third quarter 2013.  Average mortgages held for sale decreased $14.49 million or 64.49% and $8.69 million or 51.07% respectively, for the three and nine month periods ended September 30, 2013, over the comparable periods a year ago.  Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $27.03 million or 44.15% and $15.13 million or 24.10% respectively,  for the three and nine month periods ended September 30, 2013, over the comparable periods a year ago.

Average interest-bearing deposits increased $44.07 million or 1.49% and $66.84 million or 2.27% respectively, for the third quarter of 2013 and the first nine months of 2013 over the same periods in 2012.  The effective rate paid on average interest-bearing deposits decreased 19 basis points to 0.54% for the third quarter 2013 compared to 0.73% for the third quarter 2012.  The effective rate paid on average interest-bearing deposits decreased 18 basis points to 0.58% for the first nine months of 2013 compared to 0.76% for the first nine months of 2012.  The decline in the average cost of interest-bearing deposits during the third quarter of 2013 and the first nine months of 2013 as compared to the third quarter and first nine months of 2012 was primarily the result of interest rate re-pricing on maturing certificates of deposit and a change in deposit mix.

Average short-term borrowings increased $46.11 million or 32.95% and increased $8.33 million or 5.94%, respectively for the third quarter of 2013 and the first nine months of 2013 compared to the same periods in 2012 in order to fund loan growth.  Interest paid on short-term borrowings increased 5 basis points for the third quarter and was flat for the first nine months of 2013.  Average subordinated notes decreased $30.93 million for the third quarter of 2013 and the first nine months of 2013 while the effective rate paid decreased 19 basis points and 16 basis points, respectively due to the redemption of trust preferred securities in December 2012.  Average long-term debt decreased $7.54 million or 11.46% during the third quarter of 2013 as compared to the third quarter of 2012 and increased $13.22 million or 25.87% during the first nine months of 2013 as compared to the first nine months of 2012.  The decrease in long-term borrowings during the third quarter of 2013 as compared to the third quarter of 2012 was the result of decreased borrowings with the Federal Home Loan Bank (FHLB).  The increase in long-term borrowings for the nine months ended September 30, 2013 compared to the same period a year ago was mainly the result of higher borrowings with the FHLB.  Interest paid on long-term borrowings increased 58 basis points for the third quarter of 2013 compared to the third quarter of 2012 due to higher rates on mandatorily redeemable securities, offset by lower effective rates on FHLB borrowings. Interest paid on long-term borrowings decreased 93 basis points for the first nine months of 2013 compared to the first nine months of 2012 due to lower effective rates on FHLB borrowings.

The following table provides an analysis of net interest income and illustrates the interest earned and interest expense charged for each major component of interest-earning assets and interest-bearing liabilities.  Yields/rates are computed on a tax-equivalent basis, using a 35% rate.  Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST RATES AND INTEREST DIFFERENTIAL

(Dollars in thousands)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Investment securities:
Taxable	$717,081	$3,581	1.98%	$750,003	$3,913	2.08%	$736,192	$10,774	1.96%	$768,994	$12,574	2.18%
Tax exempt	108,395	1,126	4.12%	104,991	1,225	4.64%	105,825	3,385	4.28%	107,189	3,739	4.66%
Mortgages - held for sale	7,979	87	4.33%	22,470	193	3.42%	8,329	235	3.77%	17,022	451	3.54%
Net loans and leases	3,483,942	42,389	4.83%	3,268,304	40,531	4.93%	3,415,752	121,714	4.76%	3,189,526	120,733	5.06%
Other investments	34,186	229	2.66%	61,214	231	1.50%	47,644	712	2.00%	62,769	688	1.46%

Total Earning Assets	4,351,583	47,412	4.32%	4,206,982	46,093	4.36%	4,313,742	136,820	4.24%	4,145,500	138,185	4.45%

Cash and due from banks	58,122			58,226			58,648			60,048
Reserve for loan and lease losses	(86,570)			(84,120)			(85,204)			(83,221)
Other assets	302,822			318,337			306,846			325,126

Total	$4,625,957			$4,499,425			$4,594,032			$4,447,453

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing deposits	$2,992,091	$4,089	0.54%	$2,948,022	$5,419	0.73%	$3,016,570	$13,043	0.58%	$2,949,726	$16,868	0.76%
Short-term borrowings	186,064	72	0.15%	139,951	36	0.10%	148,626	149	0.13%	140,294	136	0.13%
Subordinated notes	58,764	1,055	7.12%	89,692	1,647	7.31%	58,764	3,165	7.20%	89,692	4,942	7.36%
Long-term debt and mandatorily redeemable securities	58,244	592	4.03%	65,780	571	3.45%	64,307	1,315	2.73%	51,090	1,399	3.66%

Total Interest-Bearing Liabilities	3,295,163	5,808	0.70%	3,243,445	7,673	0.94%	3,288,267	17,672	0.72%	3,230,802	23,345	0.97%

Noninterest-bearing deposits	705,778			635,152			677,269			603,805
Other liabilities	50,427			70,865			56,804			71,806
Shareholders’ equity	574,589			549,963			571,692			541,040

Total	$4,625,957			$4,499,425			$4,594,032			$4,447,453

Net Interest Income		$41,604			$38,420			$119,148			$114,840

Net Yield on Earning Assets on a Taxable Equivalent Basis			3.79%			3.63%			3.69%			3.70%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and nine month period ended September 30, 2013 was $(0.42) million and $1.63 million respectively, compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2012 of $0.65 million and $4.96 million respectively.  Net charge-offs of $0.76 million were recorded for the third quarter 2013, compared to net charge-offs of $0.45 million for the same quarter a year ago.  Year-to-date net charge-offs of $0.44 million have been recorded in 2013, compared to net charge-offs $3.10 million through September 30, 2012.

On September 30, 2013, 30 day and over loan and lease delinquencies were 0.26% compared to 0.54% on September 30, 2012.  The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.44% as compared to 2.55% one year ago.  A summary of loan and lease loss experience during the three and nine months ended September 30, 2013 and 2012 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an allowance as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and lease and the recorded investment in the loan or lease exceeds its fair value.  A summary of impaired loans as of September 30, 2013 and December 31, 2012 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming assets were as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Loans and leases past due 90 days or more	$245	$442	$477
Nonaccrual loans and leases	31,325	36,417	42,756
Other real estate	5,002	4,311	4,842
Former bank premises held for sale	951	1,034	1,101
Repossessions	2,811	63	1,248
Equipment owned under operating leases	—	—	32
Total nonperforming assets	$40,334	$42,267	$50,456

Nonperforming assets as a percentage of total loans and leases were 1.14% at September 30, 2013, 1.25% at December 31, 2012, and 1.51% at September 30, 2012.  Nonperforming assets totaled $40.33 million at September 30, 2013, a decrease of 4.57% from the $42.27 million reported at December 31, 2012, and a 20.06% decrease from the $50.46 million reported at September 30, 2012.  The decrease during the first nine months of 2013 compared to the same period in 2012 was primarily related to a decrease in nonaccrual loans and leases as the economy slowly improves.

The decrease in nonaccrual loans and leases at September 30, 2013 from December 31, 2012 and the decrease in nonaccrual loans and leases at September 30, 2013 from September 30, 2012 occurred across almost all loan types.  A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2013 and December 31, 2012 is located in Note 4 of the Consolidated Financial Statements.

As of September 30, 2013, the industry with the largest dollar exposure was with borrowers whose primary source of income was derived from commercial real estate.  These impaired loans totaled approximately $11.66 million which were comprised of $10.69 million secured by commercial real estate and included in loans secured by real estate and $0.97 million secured by aircraft and included in aircraft financing.  We have limited exposure to commercial real estate.  However, our borrowers with commercial real estate exposure have suffered in this economy.  Furthermore, aircraft values for some models declined from 2010 to 2012, increasing the risk in aircraft secured transactions; however, values appear to have stabilized in 2013.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.  Other real estate increased slightly over the past year due to current foreclosures outpacing sales of existing properties.

Repossessions consisted mainly of aircraft financing at September 30, 2013.  At the time of repossession, the recorded amount of the loan or lease is written down, if necessary, to the estimated value of the equipment or vehicle by a charge to the reserve for loan and lease losses, unless the equipment is in the process of immediate sale.  Any subsequent write-downs are included in noninterest expense.

A summary of other real estate and repossessions is shown in the table below:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Commercial and agricultural loans	$—	$—	$—
Auto, light truck and environmental equipment	162	52	79
Medium and heavy duty truck	—	—	—
Aircraft financing	2,632	—	1,165
Construction equipment financing	—	—	—
Commercial real estate	3,589	3,362	3,589
Residential real estate	1,060	545	1,253
Consumer loans	370	415	4
Total	$7,813	$4,374	$6,090

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $268.74 million and $271.41 million as of September 30, 2013 and December 31, 2012, respectively.  Foreign loans and leases are in aircraft financing.  Loan and lease outstandings to borrowers in Brazil and Mexico were $153.50 million and $58.46 million as of September 30, 2013, respectively, compared to $169.42 million and $55.12 million as of December 31, 2012, respectively.  Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended September 30, 2013 and 2012 was $20.16 million and $20.31 million, respectively.  Noninterest income for the nine month period ended September 30, 2013 and 2012 was $59.23 million and $60.62 million, respectively.  Details of noninterest income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Noninterest income:
Trust fees	$5,260	$4,055	$13,800	$12,407
Service charges on deposit accounts	2,364	2,688	6,928	7,747
Debit card income	2,343	2,020	6,752	6,281
Mortgage banking income	1,103	2,020	4,667	5,464
Insurance commissions	1,292	1,483	4,131	4,051
Equipment rental income	4,000	4,604	12,098	14,620
Investment securities and other investment gains	258	89	469	492
Other income	3,538	3,346	10,382	9,556
Total noninterest income	$20,158	$20,305	$59,227	$60,618

Noninterest income decreased $0.15 million or 0.72% for the three months ended September 30, 2013 as compared to the same period in 2012.  Noninterest income decreased $1.39 million or 2.29% for the nine months ended September 30, 2013 compared to the same period one year ago.  Investment securities and other investments gains increased slightly during the third quarter of 2013 over the same period in 2012, while decreasing slightly during the first nine months of 2013 versus the first nine months of 2012.

Trust fees increased $1.21 million or 29.72% and $1.39 million or 11.23% for the three and nine months ended September 30, 2013 over the same periods a year ago.  The increase in trust fees was primarily the result of an increase in market values of investments held in the trust accounts of clients.

Service charges on deposit accounts decreased $0.32 million or 12.05% and $0.82 million or 10.57% for the three and nine months ended September 30, 2013, respectively over the comparable periods one year ago.  The decrease in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Debit card income increased $0.32 million or 15.99% and $0.47 million or 7.50% in the three and nine months ended September 30, 2013 over the same periods a year ago.  The increase in debit card income was the result of increased transaction fees coupled with an increase in amount of debit card transactions in 2013.

Mortgage banking income decreased $0.92 million or 45.40% in the third quarter of 2013 as compared to the third quarter of 2012.  Mortgage banking income decreased $0.80 million or 14.59% during the first nine months of 2013 versus the first nine months of 2012.  This variance was caused by decreased gains on loan sales due to lower production volumes offset by lower mortgage servicing rights amortization expense in 2013.

Insurance commissions decreased $0.19 million or 12.88% in the three months ended September 30, 2013 over the same period a year ago.  The decrease related to lower premium and agency fees.  Insurance commissions remained flat for the nine months ended September 30, 2013 versus the first nine months in 2012.

Equipment rental income declined $0.60 million or 13.12% in the third quarter of 2013 compared to the third quarter 2012.  Equipment rental income declined $2.52 million or 17.25% for year-to-date 2013 compared to the same period in 2012.  The average equipment rental portfolio decreased 19.37% in 2013 over the same period in 2012 resulting in lower rental income.  In addition, new leases are at lower rates due to current market conditions and increased competition.

Other income increased $0.19 million or 5.74% and $0.83 million or 8.64% for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012 primarily due to higher mutual fund income and dividend income.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended September 30, 2013 and 2012 was $38.43 million and $37.19 million, respectively.  Noninterest expense for the nine month period ended September 30, 2013 and 2012 was $110.72 million and $111.82 million, respectively.  Details of noninterest expense follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Noninterest expense:
Salaries and employee benefits	$20,441	$20,982	$59,553	$61,668
Net occupancy expense	2,126	1,652	6,480	5,660
Furniture and equipment expense	4,477	3,817	12,285	11,155
Depreciation - leased equipment	3,246	3,795	9,745	11,909
Professional fees	1,178	1,385	3,843	4,232
Supplies and communication	1,330	1,387	4,365	4,165
FDIC and other insurance	874	913	2,679	2,716
Business development and marketing expense	1,306	1,008	3,011	2,925
Loan and lease collection and repossession expense	1,530	1,866	3,382	4,346
Other expense	1,922	388	5,381	3,043
Total noninterest expense	$38,430	$37,193	$110,724	$111,819

Noninterest expense increased $1.24 million or 3.33% for the third quarter and decreased $1.10 million or 0.98% for year-to-date 2013 as compared to the same periods in 2012.  FDIC and other insurance expense decreased slightly in 2013 over the same periods in 2012.  Supplies and communication expense decreased during the third quarter of 2013 over the same period in 2012 while slightly increasing for year-to-date 2013 as compared to the same period in 2012.

Salaries and employee benefits decreased $0.54 million or 2.58% and $2.12 million or 3.43% in the three and nine months ended September 30, 2013, respectively versus the three and nine months ended September 30, 2012.  Lower base salary expense was primarily due to fewer full time equivalent employees offset by annual performance raises. Loan producer commissions were lower due to decreased residential mortgage loan volumes.

Net occupancy expense was higher by $0.47 million or 28.69% for the third quarter of 2013 and $0.82 million or 14.49% for year-to-date 2013 respectively, compared to the same periods one year ago.  The increase was primarily a result of higher real estate taxes, depreciation and repairs.

Furniture and equipment expense increased $0.66 million or 17.29% and $1.13 million or 10.13% for the third quarter and year-to-date 2013 compared to the same periods in 2012.  Furniture and equipment expense was higher mainly due to increased equipment depreciation, computer processing charges and software maintenance costs.

During the third quarter and first nine months of 2013, depreciation on leased equipment decreased $0.55 million or 14.47% and $2.16 million or 18.17%, respectively in conjunction with the decrease in equipment rental income as compared to the same periods one year ago.

Professional fees decreased $0.21 million or 14.95% and $0.39 million or 9.19% for the three and nine month periods ended September 30, 2013 respectively, as compared to the three and nine month periods ended September 30, 2012.  The decrease in professional fees in 2013 was primarily the result of reduced utilization of consulting services.

Business development and marketing expense increased $0.30 million or 29.56% for the three months ended September 30, 2013 versus the three months ended September 30, 2012 and was flat for the nine months ended September 30, 2013 versus the nine months ended September 30, 2012.  The third quarter increase was primarily due to higher charitable contributions and institutional marketing.

Loan and lease collection and repossession expense decreased $0.34 million or 18.01% for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a reduction in average repossessions outstanding and lower repurchased mortgage loan losses in 2013 compared to 2012.  Loan and lease collection and repossession expense decreased $0.96 million or 22.18% in the nine month period ended September 30, 2013 compared to the same period a year ago mainly due to a reduction in average repossessions outstanding offset by higher repurchased mortgage loan losses in 2013 compared to 2012.

Other expenses increased $1.53 million or 395.36% and $2.34 million or 76.83% in the three and nine month periods ended September 30, 2013, respectively as compared to the same periods in 2012 primarily related to a gain on the sale of the corporate headquarters’ parking garage that occurred during the third quarter of 2012 in addition to a previously reported trustee matter during 2013.

INCOME TAXES

The provision for income taxes for the three and nine month periods ended September 30, 2013 was $8.41 million and $23.41 million, respectively compared to $7.36 million and $19.82 million for the same periods in 2012.  The effective tax rates were 36.08% and 36.15% for the third quarter ended September 30, 2013 and 2012, respectively and 36.21% and 34.71% for the nine months ended September 30, 2013 and 2012, respectively.  The effective tax rates are higher in 2013 compared to 2012 due to the impact of state refunds for 2009 received in January of 2012.

Effective January 1, 2014, the Indiana Financial Institutions tax rate decreases from 8.5% to 8.0% and continues to decrease by 0.5% each of the next three years.  As a result of the rate change, we decreased the carrying value of certain state deferred tax assets.  The impact of this change was not material and was recorded in the financial statements during the second quarter of 2013.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2012.  For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number (or approximate
	Total number	Average	shares purchased	dollar value) of shares
	of shares	price paid per	as part of publicly announced	that may yet be purchased under
Period	purchased	share	plans or programs*	the plans or programs
July 01 - 31, 2013	—	$—	—	942,963
Aug 01 - 31, 2013	22,334	26.16	22,334	920,629
Sept 01 - 30, 2013	40,470	26.28	40,470	880,159

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007.  Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time.  Since the inception of the plan, 1st Source has repurchased a total of 1,119,841 shares.

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

1st Source Corporation

DATE	October 24, 2013	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III
Chairman of the Board, President and CEO

DATE	October 24, 2013	/s/ ANDREA G. SHORT
Andrea G. Short
Treasurer and Chief Financial Officer Principal Accounting Officer