Form 10-K
period 2013-12-31
1ST SOURCE CORP
filed 2014-02-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $465,841,482

The number of shares outstanding of each of the registrant’s classes of stock as of February 14, 2014: Common Stock, without par value — 24,274,210 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Proxy Statement for the 2014 annual meeting of shareholders to be held April 24, 2014, are incorporated by reference into Part III.

Part I
Item 1.  Business.
1st Source Corporation
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 77 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank’s Specialty Finance Group, with 22 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks, construction and environmental equipment. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2013, we had consolidated total assets of $4.72 billion, loans and leases of $3.55 billion, deposits of $3.65 billion, and total shareholders’ equity of $585.38 million.
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
Commercial, Agricultural, and Real Estate Loans — 1st Source Bank provides commercial, small business, agricultural, and real estate loans to primarily privately owned business clients mainly located within our regional market area. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. Other services include commercial leasing, cash management services and retirement planning services.
Consumer Services — 1st Source Bank provides a full range of consumer banking products and services through our banking centers and at 1stsource.com. In a number of our markets 1st Source also offers insurance products through 1st Source Insurance offices. The traditional banking services include checking and savings accounts, certificates of deposits and Individual Retirement Accounts. 1st Source offers a full line of on-line and mobile banking products which includes bill payment. As an added convenience, a strategically located Automated Teller Machine network serves our customers and supports the debit and credit card programs of the bank. Consumers also have the ability to obtain consumer loans, real estate loans and lines of credit in any of our banking centers or on-line. Finally, 1st Source offers a variety of financial planning, financial literacy and other consultative services to our customers.
Trust Services — 1st Source Bank provides a wide range of trust, investment, agency, and custodial services for individual, corporate, and not-for-profit clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.
Specialty Finance Group Services — 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive equipment loan and lease finance products addressing the financing needs of a broad array of companies. This group can be broken down into four areas: auto and light trucks; medium and heavy duty trucks; new and used aircraft; and construction and environmental equipment.
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
Aircraft financing consists of financings for new and used general aviation aircraft (including helicopters) for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. We have for many years selectively entered the international aircraft markets, primarily Brazil and Mexico, on a limited basis where desirable aircraft financing opportunities exist for private and corporate aircraft users. Aircraft finance receivables generally range from $500,000 to $15 million with fixed or variable interest rates and terms of one to ten years.

Construction and environmental equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes, loaders, and trash and recycling equipment, etc.) to the construction industry. Construction and environmental equipment finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of one to five years.
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
Employees
At December 31, 2013, we had approximately 1,100 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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
The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provided for the recapitalization of the former Bank Insurance Fund, deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2013, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 6.00%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.
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
FDIC Deposit Insurance Assessments —The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was signed into law on July 21, 2010, changes how the FDIC will calculate future deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.
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
Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Bank must maintain reserves of 3.00% against net transaction accounts greater than $13.30 million and up to $89.00 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $89.00 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.
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
Capital Standards — In July 2013, the Federal Reserve and other federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision's capital guidelines for all U.S. banks and for bank holding companies with greater than $500 million in assets. Under these final rules, minimum requirements will increase for both the quantity and quality of capital held by 1st Source and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.
The final rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. The final rules do not, however, adopt the changes in the proposed rule to the risk weights assigned to certain mortgage loan assets. The final rules instead adopt the risk weights for residential mortgages under the existing general risk-based capital rules, which assign a risk weight of either 50% (for most first-lien exposures) or 100% for other residential mortgage exposures. Similarly, the final rules do not adopt the proposed rule's elimination of Tier 1 treatment of trust preferred securities for banking organizations with less than $15 billion in assets as of December 31, 2010. Instead, the final rules permit these banking organizations to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010.
These new minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. Management believes that, as of December 31, 2013, 1st Source and 1st Source Bank would met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
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
Our construction and transportation related businesses could be adversely affected by slowdowns in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by rapid increases of fuel costs. Since some of the relationships in these industries are large, a slowdown could have a significant adverse impact on our performance.
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
Market Risks
Fluctuations or continued stagnation in interest rates could reduce our profitability and affect the value of our assets — Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, and overall profitability.
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

Liquidity Risks
We could experience an unexpected inability to obtain needed liquidity — Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations. Additionally, under Indiana law governing the collateralization of public fund deposits, the Indiana Board for Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity.
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

Our accounting estimates and risk management processes rely on analytical and forecasting models — The processes we use to estimate our probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the reserve for loan and lease losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
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
 Item 1B.  Unresolved Staff Comments.
None

Item 2.  Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2013, 1st Source leases approximately 69% of the office space in this complex.
At December 31, 2013, we also owned property and/or buildings on which 56 of 1st Source Bank’s 77 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana and Berrien and Cass Counties in the State of Michigan, as well as an operations center, warehouse, and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
Item 3.  Legal Proceedings.
As previously reported, 1st Source Bank, as the trustee (the “Trustee”) of the Morris Family Trusts for Ernestine M. Raclin, Chairman Emeritus of the Company, and other beneficiaries, requested approval of the Probate Court of St. Joseph County Indiana to divide the Morris Family Trusts into four separate family trust lines. The Trustee also sought other relief regarding the trusts including approving its accounts. The action was taken in light of possible changes in tax laws and for financial and estate planning purposes, including the possible divesture of some 1st Source Corporation common stock owned by the Trusts. Shares at issue in the probate action held by the Morris Family Trusts represent approximately 21% of the outstanding common stock of the Company. 1st Source Bank has served as Trustee continuously since 1985.
The four family trust lines correspond to the four children of Mrs. Raclin. (Mrs. Raclin's daughter, Carmen is the wife of Christopher J. Murphy III, the Chairman of the Board and Chief Executive Officer of the Company.) In a response filed on September 28, 2012, two of the siblings and their respective children filed a joint answer to the Trustee’s petition and a counter-petition setting forth their objection to the Trustee’s proposed division of the Morris Family Trusts into four family trust lines. They also sought affirmative relief, alleging that the Trustee has breached its duties by, among other things, acquiring an inappropriate and unreasonably high concentration in common stock of the Company in 1971 and, for decades thereafter, failing to prudently, impartially and timely diversify the assets of the Morris Family Trusts uninfluenced by the impact on the Company or its executives.
The relief sought includes removal of the Trustee, unspecified damages and payment by 1st Source Bank of all fees, costs and expenses incurred by the Trustee for, among other things, all matters related to the preparation and prosecution of the probate action. Mrs. Raclin, the two remaining siblings and their children, respectively, filed their joint answer to the petition indicating their previous and ongoing support for the Trustee’s acquisition of and continuing investment in the common stock of the Company. The Company believes there is no basis for the relief requested in the objection and counter-petition. The Trustee is defending the matter vigorously. The Board of Directors of the Company has formed a special committee of independent directors that actively monitors the progress of the matter.
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

	2013 Sales Price		Cash Dividends	2012 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$24.79	$21.88	$0.17	$26.79	$23.54	$0.16
June 30	25.25	22.65	0.17	24.86	20.51	0.16
September 30	28.82	23.87	0.17	23.97	21.40	0.17
December 31	32.92	25.64	0.17	23.15	19.70	0.17
As of February 14, 2014, there were 908 holders of record of 1st Source common stock.

Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

300
275
250
225
200
175
150
125
100
75
50
25
0
2008
2009
2010
2011
2012
2013
1st Source
NASDAQ Index
Peer Group
100
100
100
145
172
170
201
281
71
92
119
106
158
85
107
92
110
155

* Assumes $100 invested on December 31, 2008, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 151 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2013	24	$26.54	24	880,135
November 01 - 30, 2013	—	—	—	880,135
December 01 - 31, 2013	167	31.85	167	879,968

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 1,120,032 shares.
Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note 20 of the Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data.
The following table shows selected financial data and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Interest income	$179,585	$182,085	$187,523	$200,626	$200,412
Interest expense	22,768	30,309	39,123	53,129	72,200
Net interest income	156,817	151,776	148,400	147,497	128,212
Provision for loan and lease losses	772	5,752	3,129	19,207	31,101
Net interest income after provision for loan and lease losses	156,045	146,024	145,271	128,290	97,111
Noninterest income	77,212	81,192	80,872	86,691	85,530
Noninterest expense	149,314	151,536	152,354	154,505	151,123
Income before income taxes	83,943	75,680	73,789	60,476	31,518
Income taxes	28,985	26,047	25,594	19,232	6,028
Net income	54,958	49,633	48,195	41,244	25,490
Net income available to common shareholders	$54,958	$49,633	$48,195	$29,655	$19,074

Assets at year-end	$4,722,826	$4,550,693	$4,374,071	$4,445,281	$4,542,100
Long-term debt and mandatorily redeemable securities at year-end	58,335	71,021	37,156	24,816	19,761
Shareholders’ equity at year-end (1)	585,378	558,655	523,918	486,383	570,320
Basic net income per common share	2.23	2.02	1.96	1.21	0.79
Diluted net income per common share	2.23	2.02	1.96	1.21	0.79
Cash dividends per common share	0.68	0.66	0.64	0.61	0.59
Dividend payout ratio	30.49%	32.67%	32.65%	50.41%	74.68%
Return on average assets	1.19%	1.11%	1.09%	0.91%	0.57%
Return on average common equity	9.55%	9.10%	9.51%	6.10%	4.07%
Average common equity to average assets	12.49%	12.20%	11.51%	10.69%	10.40%

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
Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights, whether the servicing rights are acquired through purchases or through originated loans. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the precise terms and conditions may not be readily available. As such, the value of mortgage servicing assets is established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The estimated rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing assets, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Estimated mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. Mortgage servicing assets are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of mortgage servicing assets is discussed further in Note 21, “Fair Value Measurements.”
Earnings Summary
Net income in 2013 was $54.96 million, up from $49.63 million in 2012 and up from $48.20 million in 2011. Diluted net income per common share was $2.23 in 2013, $2.02 in 2012, and $1.96 in 2011. Return on average total assets was 1.19% in 2013 compared to 1.11% in 2012, and 1.09% in 2011. Return on average common shareholders’ equity was 9.55% in 2013 versus 9.10% in 2012, and 9.51% in 2011.

Net income in 2013, as compared to 2012, was positively impacted by a $5.04 million or 3.32% increase in net interest income and $4.98 million or 86.58% decrease in provision for loan and lease losses over 2012, which was offset by a $3.98 million or 4.90% decrease in noninterest income and a $2.94 million or 11.28% increase in income tax expense. Net income in 2012 was positively impacted by a $3.38 million or 2.27% increase in net interest income from 2011, which was offset by an increase of $2.62 million or 83.83% in provision for loan and lease losses.
Dividends paid on common stock in 2013 amounted to $0.68 per share, compared to $0.66 per share in 2012, and $0.64 per share in 2011. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.67% in 2013, compared to 3.69% in 2012 and 2011. The stable margins in 2013 and 2012 reflect the decline in funding costs offset by lower yields on earnings assets. Net interest income was $156.82 million for 2013, compared to $151.78 million for 2012 and $148.40 million for 2011. Tax-equivalent net interest income totaled $158.64 million for 2013, up $4.80 million from the $153.84 million reported in 2012. Tax-equivalent net interest income for 2012 was up $2.93 million from the $150.91 million reported for 2011.
During 2013, average earning assets increased $151.46 million while average interest-bearing liabilities increased $47.03 million over the comparable period in 2012. The yield on average earning assets decreased 22 basis points to 4.19% for 2013 from 4.41% for 2012 due to reduced market interest rates. Total cost of average interest-bearing liabilities decreased 25 basis points to 0.69% during 2013 from 0.94% in 2012 as liabilities were impacted by decreases in market rates and rate re-pricing on maturing certificates of deposit. The result was a decrease of 2 basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.
The largest contributor to the decrease in the yield on average earning assets in 2013 was the 33 basis point decrease in the loan and lease portfolio yield. Average net loans and leases increased $224.45 million or 6.99% in 2013 from 2012 while the yield decreased to 4.69%.
During 2013, the tax-equivalent yield on securities available for sale decreased 16 basis points to 2.26% while the average balance decreased $41.59 million. Average mortgages held for sale decreased $9.13 million during 2013 and the yield increased 42 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper decreased $22.26 million during 2013 while the yield increased 73 basis points. The increase in yield was primarily a result of lower outstanding balances at higher rates.
Average interest-bearing deposits increased $52.40 million during 2013 while the effective rate paid on those deposits decreased 19 basis points. Average noninterest-bearing demand deposits increased $73.90 million during 2013.
Average short-term borrowings increased $16.87 million during 2013 while the effective rate paid increased 2 basis points. Average long-term debt increased $7.42 million during 2013 as the effective rate decreased 45 basis points.
Average subordinated notes decreased $29.66 million during 2013 while the effective rate paid decreased by 15 basis points. The decrease in yield and average balance during 2013 was due to the redemption of trust preferred securities in December 2012.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities:
Taxable	$731,371	$14,414	1.97%	$775,103	$16,426	2.12%	$780,215	$18,533	2.38%
Tax-exempt	109,427	4,565	4.17	107,289	4,939	4.60	119,680	5,921	4.95
Mortgages held for sale	7,571	300	3.96	16,700	592	3.54	10,959	468	4.27
Net loans and leases	3,433,938	161,192	4.69	3,209,490	161,253	5.02	3,078,581	164,117	5.33
Other investments	43,600	940	2.16	65,861	943	1.43	100,862	991	0.98
Total earning assets	4,325,907	181,411	4.19	4,174,443	184,153	4.41	4,090,297	190,030	4.65
Cash and due from banks	58,762			60,099			59,698
Reserve for loan and lease losses	(85,203)			(83,430)			(86,617)
Other assets	308,483			321,767			339,176
Total assets	$4,607,949			$4,472,879			$4,402,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$3,010,183	$16,604	0.55%	$2,957,785	$21,877	0.74%	$3,014,033	$30,762	1.02%
Short-term borrowings	154,804	211	0.14	137,937	169	0.12	149,428	300	0.20
Subordinated notes	58,764	4,220	7.18	88,425	6,484	7.33	89,692	6,589	7.35
Long-term debt and mandatorily redeemable securities	62,807	1,733	2.76	55,383	1,779	3.21	33,093	1,472	4.45
Total interest bearing liabilities	3,286,558	22,768	0.69	3,239,530	30,309	0.94	3,286,246	39,123	1.19
Noninterest bearing deposits	690,326			616,426			541,421
Other liabilities	55,403			71,292			67,948
Shareholders’ equity	575,662			545,631			506,939
Total liabilities and shareholders’ equity	$4,607,949			$4,472,879			$4,402,554
Net interest income		$158,643			$153,844			$150,907
Net interest margin on a tax equivalent basis			3.67%			3.69%			3.69%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates:

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2013 compared to 2012
Interest earned on:
Investment securities:
Taxable	$(886)	$(1,126)	$(2,012)
Tax-exempt	98	(472)	(374)
Mortgages held for sale	(372)	80	(292)
Net loans and leases	10,900	(10,961)	(61)
Other investments	(403)	400	(3)
Total earning assets	$9,337	$(12,079)	$(2,742)
Interest paid on:
Interest bearing deposits	$456	$(5,729)	$(5,273)
Short-term borrowings	12	30	42
Subordinated notes	(2,134)	(130)	(2,264)
Long-term debt and mandatorily redeemable securities	835	(881)	(46)
Total interest bearing liabilities	$(831)	$(6,710)	$(7,541)
Net interest income	$10,168	$(5,369)	$4,799

2012 compared to 2011
Interest earned on:
Investment securities:
Taxable	$(90)	$(2,017)	$(2,107)
Tax-exempt	(581)	(401)	(982)
Mortgages held for sale	184	(60)	124
Net loans and leases	8,256	(11,120)	(2,864)
Other investments	150	(198)	(48)
Total interest earning assets	$7,919	$(13,796)	$(5,877)
Interest paid on:
Interest bearing deposits	$(593)	$(8,292)	$(8,885)
Short-term borrowings	(19)	(112)	(131)
Subordinated notes	(87)	(18)	(105)
Long-term debt and mandatorily redeemable securities	523	(216)	307
Total interest bearing liabilities	$(176)	$(8,638)	$(8,814)
Net interest income	$8,095	$(5,158)	$2,937
Noninterest Income — Noninterest income decreased $3.98 million or 4.90% in 2013 from 2012 following a $0.32 million or 0.40% increase in 2012 over 2011. The following table shows noninterest income for the most recent three years ended December 31:

(Dollars in thousands)	2013	2012	2011
Noninterest income:
Trust fees	$17,383	$16,498	$16,327
Service charges on deposit accounts	9,177	10,418	10,993
Debit card income	8,882	8,389	7,495
Mortgage banking income	5,944	8,357	3,839
Insurance commissions	5,492	5,494	4,793
Equipment rental income	16,229	18,796	23,361
Investment securities and other investment gains	454	580	1,399
Other income	13,651	12,660	12,665
Total noninterest income	$77,212	$81,192	$80,872

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by $0.89 million or 5.36% in 2013 from 2012 compared to an increase of $0.17 million or 1.05% in 2012 over 2011. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2013 and 2012 was $3.80 billion and $3.40 billion, respectively. At December 31, 2013, these trust assets were comprised of $2.32 billion of personal and agency trusts and estate administration assets, $1.04 billion of employee benefit plan assets, $340.49 million of individual retirement accounts, and $105.95 million of custody assets. The increase in trust fees in 2013 and 2012 was primarily a result of an increase in the market values of investments held in the trust accounts of clients.
Service charges on deposit accounts decreased $1.24 million or 11.91% in 2013 from 2012 compared to a decrease of $0.58 million or 5.23% in 2012 from 2011. The decline in service charges on deposit accounts in 2013 and 2012 was primarily due to lower volumes of nonsufficient fund transactions.
Debit card income increased $0.49 million or 5.88% in 2013 from 2012 compared to an increase of $0.89 million or 11.93% in 2012 from 2011. The increase in 2013 was the result of increased transaction fees coupled with an increase in the amount of debit card transactions. The increase in 2012 was the result of an increase in the amount of debit card transactions.
Mortgage banking income decreased $2.41 million or 28.87% in 2013 over 2012, compared to an increase of $4.52 million or 117.69% in 2012 over 2011. We had no mortgage servicing rights impairment in 2013 compared to $0.24 million in valuation recovery adjustments in 2012 and $0.24 million of impairment in 2011. During 2013, 2012 and 2011, we determined that no permanent write-down was necessary for previously recorded impairment on mortgage servicing assets. During 2013, mortgage banking income was negatively impacted by lower loan production volumes as compared to 2012. Mortgage banking income was positively impacted by higher loan production volumes and higher margins on loan sales in 2012 as compared to 2011.
Insurance commissions were flat in 2013 from 2012 compared to an increase of $0.70 million or 14.63% in 2012 from 2011. The increase in 2012 was due to the acquisition of a benefits agency’s book of business in January 2012.
Equipment rental income generated from operating leases declined by $2.57 million or 13.66% during 2013 from 2012 compared to a decrease of $4.57 million or 19.54% during 2012 from 2011. The average equipment rental portfolio decreased 15.31% in 2013 over 2012 and 19.10% in 2012 over 2011 due to decreased demand, resulting in lower rental income. In addition, new leases are at lower rates due to current market conditions including lower rates and increased competition.
Investment securities and other investment gains totaled $0.45 million for the year ended 2013 compared to gains of $0.58 million for the year ended 2012 and gains of $1.40 million for the year ended 2011. During 2013, we recognized partnership valuation net gains, offset by an investment portfolio loss on an adjustable rate security. In 2012, we recorded investment portfolio gains on the sale of corporate equity and agency securities and recognized partnership valuation net gains.
Other income increased $0.99 million or 7.83% in 2013 from 2012 and was flat in 2012 from 2011. The increase in 2013 was mainly due to the collection of fees on previously charged off loans in a addition to higher mutual fund income and dividend income.
Noninterest Expense — Noninterest expense decreased $2.22 million or 1.47% in 2013 over 2012 following a $0.82 million or 0.54% decrease in 2012 from 2011. The following table shows Noninterest expense for the recent three years ended December 31:

(Dollars in thousands)	2013	2012	2011
Noninterest expense:
Salaries and employee benefits	$79,783	$82,599	$77,261
Net occupancy expense	8,700	7,819	8,714
Furniture and equipment expense	16,895	15,406	14,130
Depreciation — leased equipment	13,055	15,202	18,650
Professional fees	5,321	6,083	5,508
Supplies and communications	5,690	5,701	5,453
FDIC and other insurance	3,462	3,602	4,421
Business development and marketing expense	4,938	4,232	4,032
Loan and lease collection and repossession expense	4,030	5,772	6,724
Other expense	7,440	5,120	7,461
Total noninterest expense	$149,314	$151,536	$152,354
Total salaries and employee benefits decreased $2.82 million or 3.41% in 2013 from 2012, following a $5.34 million or 6.91% increase in 2012 from 2011.

Employee salaries declined $2.36 million or 3.56% in 2013 from 2012 compared to an increase of $3.72 million of 5.94% in 2012 from 2011. The decrease in 2013 was a result of lower base salaries and producer commissions. Lower base salary expense was primarily due to fewer full time equivalent employees offset by increases from the annual performance raises. Loan producer commissions were lower due to decreased residential mortgage loan production volumes. The increase in 2012 was primarily due to higher base salaries, executive incentive expense and loan producer commissions. Higher base salary expense was primarily due to more full time equivalent employees and annual performance raises. Loan producer commissions were higher due to increased residential mortgage loan production volumes.
Employee benefits decreased by $0.46 million or 2.80% in 2013 from 2012, compared to an increase of $1.62 million or 11.04% in 2012 from 2011. The decrease in 2013 was primarily due to fewer full time equivalent employees, offset by higher group insurance costs. The increase in 2012 was primarily due to higher group insurance costs.
Occupancy expense increased $0.88 million or 11.27% in 2013 from 2012, compared to a decrease of $0.90 million or 10.27% in 2012 from 2011. The higher expense in 2013 was mainly due to the receipt of real estate tax refunds in 2012, higher depreciation on buildings as a result of branch remodeling in 2013, and new branches opened during 2013. The lower expense in 2012 was mainly due to reduced real estate taxes as a result of the successful appeals of assessed values.
Furniture and equipment expense, including depreciation, grew by $1.49 million or 9.67% in 2013 from 2012 compared to an increase of $1.28 million or 9.03% in 2012 from 2011. The higher expense during 2013 and 2012 was in the areas of equipment depreciation, computer processing charges and software maintenance.
Depreciation on equipment owned under operating leases decreased $2.15 million or 14.12% in 2013 from 2012, following a $3.45 million or 18.49% decrease in 2012 from 2011. In 2013 and 2012, depreciation on equipment owned under operating leases decreased in conjunction with the decrease in equipment rental income.
Professional fees declined by $0.76 million or 12.53% in 2013 from 2012, compared to a $0.58 million or 10.44% increase in 2012 from 2011. The decrease in 2013 was the result of reduced utilization of consulting services. The increase in 2012 was primarily due to higher consulting fees offset by lower legal fees.
Supplies and communications expense was flat in 2013 from 2012, compared to a $0.25 million or 4.55% increase in 2012 from 2011. During 2012, data communication costs were higher than prior year.
FDIC and other insurance expense was flat in 2013 from 2012 versus a $0.82 million or 18.53% decrease in 2012 over 2011. The decrease in 2012 was due to lower FDIC premiums based on average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution's insured deposits.
Business development and marketing expense increased $0.71 million or 16.68% in 2013 from 2012 compared to a $0.20 million or 4.96% increase in 2012 from 2011. The higher expense in 2013 was the result of increased charitable contributions. Increased promotions and marketing activity resulted in higher costs in 2012.
Loan and lease collection and repossession expenses decreased $1.74 million or 30.18% in 2013 from 2012 compared to a decrease of $0.95 million or 14.16% in 2012 from 2011. Loan and lease collection and repossession expense was lower in 2013 mainly due to a reduction in the average repossessions outstanding and reduced valuation adjustments as credit quality slowly improves. The decrease in 2012 was mainly due to reduced ORE operating costs, collection and repossession expense, and valuation adjustments as compared to 2011. These reductions were offset by higher mortgage loan repurchase losses.
Other expenses increased $2.32 million or 45.31% in 2013 as compared to 2012 and decreased $2.34 million or 31.38% in 2012 from 2011. The increase in 2013 was mainly due to the gain on the sale of the corporate headquarters' parking garage that occurred in 2012, a previously reported trustee matter, and a higher provision on unfunded loan commitments. The decline in 2012 was mainly due to a lower provision on unfunded loan commitments and the gain on sale of the corporate headquarters’ parking garage.
Income Taxes — 1st Source recognized income tax expense in 2013 of $28.99 million, compared to $26.05 million in 2012, and $25.59 million in 2011. The effective tax rate in 2013 was 34.53% compared to 34.42% in 2012, and 34.69% in 2011.
Effective January 1, 2014, the Indiana Financial Institutions tax rate decreases from 8.5% to 8.0% and will continue to decrease by 0.5% each of the next three years. As a result of the change, we decreased the carrying value of certain state deferred tax assets. The impact of the change was not material and was recorded in the financial statements during the second quarter of 2013. For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.

Financial Condition
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial and agricultural loans	$679,492	$639,069	$545,570	$530,228	$546,222
Auto, light truck and environmental equipment	424,500	438,147	435,965	396,500	349,741
Medium and heavy duty truck	205,003	172,002	159,796	162,824	204,545
Aircraft financing	738,133	696,479	620,782	614,357	617,384
Construction equipment financing	333,088	278,974	261,204	285,634	313,300
Commercial real estate	583,997	554,968	545,457	594,729	580,709
Residential real estate	460,981	438,641	423,606	390,951	371,514
Consumer loans	124,130	109,273	98,163	95,400	109,735
Total loans and leases	$3,549,324	$3,327,553	$3,090,543	$3,070,623	$3,093,150
At December 31, 2013, 10.3% of total loans and leases were concentrated with auto rental and leasing.
Loans and leases, net of unearned discount, at December 31, 2013, were $3.55 billion and were 75.15% of total assets, compared to $3.33 billion and 73.12% of total assets at December 31, 2012. Average loans and leases, net of unearned discount, increased $224.45 million or 6.99% and increased $130.91 million or 4.25% in 2013 and 2012, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, increased $40.42 million or 6.33% in 2013 over 2012. Commercial and agricultural lending outstandings were $679.49 million and $639.07 million at December 31, 2013 and December 31, 2012, respectively. This increase was mainly attributed to an improved economy in our target markets, resulting in greater line of credit usage and the financing of increased capital expenditures by our clients. In 2013, we also grew our business client base.
Auto, light truck, and environmental equipment financing decreased $13.65 million or 3.11% in 2013 over 2012. At December 31, 2013, auto, light truck, and environmental equipment financing had outstandings of $424.50 million and $438.15 million at December 31, 2012. This decrease was primarily attributable to a decrease in environmental equipment financing as a result of decreased focus on originations of this product line.
Medium and heavy duty truck loans and leases grew by $33.00 million or 19.19% in 2013. Medium and heavy duty truck financing at December 31, 2013 and 2012 had outstandings of $205.00 million and $172.00 million, respectively. Most of the increase at December 31, 2013 from December 31, 2012 can be attributed to clients reacting to their aging equipment by normalizing their replacement policies. Consequently, demand has increased as the trucking industry acquired new equipment.
Aircraft financing at year-end 2013 increased $41.65 million or 5.98% from year-end 2012. Aircraft financing at December 31, 2013 and 2012 had outstandings of $738.13 million and $696.48 million, respectively. The increase was mainly due to a recovering business climate, and a perception in the markets that business aircraft values had bottomed.
Construction equipment financing increased $54.11 million or 19.40% in 2013 compared to 2012. Construction equipment financing at December 31, 2013 had outstandings of $333.09 million, compared to outstandings of $278.97 million at December 31, 2012. The increase in this category was primarily due to a gradual improvement in the construction industry and the need to replace older equipment in addition to increases in equipment rental.
Commercial loans secured by real estate, the majority of which is owner occupied, increased $29.03 million or 5.23% in 2013 over 2012. Commercial loans secured by real estate outstanding at December 31, 2013 were $584.00 million and $554.97 million at December 31, 2012. The increase was mainly due to general improvements in the business economy within our markets.
Residential real estate loans were $460.98 million at December 31, 2013 and $438.64 million at December 31, 2012. Residential real estate loans increased $22.34 million or 5.09% in 2013 from 2012. The increase in residential real estate loans was primarily due to our decision to retain more loans in our portfolio.
Consumer loans increased $14.86 million or 13.60% in 2013 over 2012. Consumer loans outstanding at December 31, 2013, were $124.13 million and $109.27 million at December 31, 2012. The increase during 2013 was due to higher demand in auto and personal line of credit loans as a result of lower interest rates.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto, light truck and environmental equipment, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2013.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$370,254	$259,700	$49,538	$679,492
Auto, light truck and environmental equipment	187,089	232,482	4,929	424,500
Medium and heavy duty truck	60,652	140,576	3,775	205,003
Aircraft financing	156,459	489,178	92,496	738,133
Construction equipment financing	89,303	228,124	15,661	333,088
Total	$863,757	$1,350,060	$166,399	$2,380,216
The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$828,446	$521,614	$1,350,060
Over 5 Years	38,995	127,404	166,399
Total	$867,441	$649,018	$1,516,459
During 2013, approximately 58% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $6.08 million at December 31, 2013 and were $10.88 million at December 31, 2012. Although 1st Source Bank is participating in the U.S. Treasury Making Home Affordable programs, we do not feel it has a material effect on our financial condition or results of operations.
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
Our liability for repurchases, included in accrued expenses and other liabilities on the Statements of Financial Condition, was $2.46 million and $1.59 million as of December 31, 2013 and 2012, respectively. Our expense for repurchase losses, included in loan and lease collection and repossession expense on the Statements of Income, was $1.99 million in 2013 compared to $2.05 million in 2012 and $1.47 million in 2011. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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

During 2013, the medium-term portion of the look-back period was five years given that 2009 through 2013 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent five year period in our calculation, as we feel it is most consistent with our current expectations for 2014. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
The past three years we included a factor in our loss ratios for global risk, previously principally the European debt crisis. While we are less concerned about the implosion of Europe, we are increasingly aware of the risk that global issues may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we increased our loss ratios across all portfolios as of year-end 2011 and continued to include a factor for global risk in our analysis for 2013.
Another area of concern continues to be our aircraft portfolio where we have significant collateral concentration and a sizable foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Recently, we have seen some evidence that depressed private jet markets are improving. Nevertheless, we remain concerned about the prolonged low prices for several models and the negative effect the severe recession and the protracted recovery have had on our borrowers. We continue to experience higher default rates in this portfolio than in our other lending segments. We reassessed our ratios and made some upward adjustments based on our knowledge that many factors can effect this portfolio negatively.
We experienced ongoing improvement in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had no charge-offs. Current industry concerns are focused on a new highway finance law, revised greenhouse gas emissions standards, anticipated mandate for electronic logs to record driver hours of service and new regulations aimed at improving driver health and highway safety. Nevertheless, the underlying industry fundamentals are expected to remain relatively stable. As a result, we maintained our risk factors at levels consistent with last year.
Our construction equipment portfolio is characterized by increasing outstanding loan balances and improved credit quality in 2013. The construction industry, which was hard hit during the recession, is positioned to benefit from an improved housing market and increased demand in the energy sector. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and the advantage of strong collateral values due to the global market for used construction equipment. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.
The auto, light truck and environmental equipment portfolio outstanding loan balances were relatively stable year-over-year, following three years of substantial growth. We are concerned about the softening of used car values, driven in large part by the increased production by manufacturers, as we move into 2014. As a result, we made an upward adjustment in the reserve ratio for the auto portfolio. We are not aggressively pursuing new business in our environmental equipment portfolio. Credit quality indicators are stable to improving with lower delinquency and Special Attention accounts. Our reserve ratio for the environmental equipment portfolio remains unchanged.
There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is guardedly optimistic. While recent economic news indicates improvement, there are significant economic uncertainties and small business owners remain concerned. With the struggling job creation market, unemployment remains high albeit improving, which is a continued concern for our consumer portfolios. The outlook for the agriculture portfolio is good, with moderating crop prices and consistently strong land values. We have fewer accounts in Special Attention than we did at this time last year. We have reviewed the calculated loss ratios and the environmental factors and concentration issues affecting these portfolios and incorporated minor adjustments to the reserve ratios as deemed appropriate.
Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with over fifty percent of the Bank's exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we are not immune to the dramatic declines in real estate values following the great recession, similar to other U.S. markets and we experienced losses from 2009 through 2011. We reduced our reserve ratios somewhat last year in response to improving market conditions, as evidenced by lower Special Attention accounts. That trend continued throughout 2013. However, as a result of our recent growth in the more risky non-owner occupied sector, we are maintaining the reserve ratios established last year.

The reserve for loan and lease losses at December 31, 2013, totaled $83.51 million and was 2.35% of loans and leases, compared to $83.31 million or 2.50% of loans and leases at December 31, 2012 and $81.64 million or 2.64% of loans and leases at December 31, 2011. It is our opinion that the reserve for loan and lease losses was appropriate to absorb losses inherent in the loan and lease portfolio as of December 31, 2013.
Charge-offs for loan and lease losses were $3.83 million for 2013, compared to $7.64 million for 2012 and $12.59 million for 2011. Charge-offs decreased in 2013 and 2012 due to a decrease in average nonperforming loans and leases reflecting a slowly improving economy. In 2012, a large auto rental loss accounted for almost fifty percent of gross losses and in excess of ninety percent of net charge-offs. The provision for loan and lease losses was $0.77 million for 2013, compared to the provision for loan and lease losses of $5.75 million for 2012 and the provision for loan and lease losses of $3.13 million for 2011.
The following table summarizes our loan and lease loss experience for each of the last five years ended December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Amounts of loans and leases outstanding at end of period	$3,549,324	$3,327,553	$3,090,543	$3,070,623	$3,093,150
Average amount of net loans and leases outstanding during period	$3,433,938	$3,209,490	$3,078,581	$3,109,508	$3,154,820
Balance of reserve for loan and lease losses at beginning of period	$83,311	$81,644	$86,874	$88,236	$79,776
Charge-offs:
Commercial and agricultural loans	538	524	1,667	4,000	8,809
Auto, light truck and environmental equipment	283	3,795	346	1,014	2,750
Medium and heavy duty truck	—	—	—	1,879	2,071
Aircraft financing	1,308	600	4,681	6,507	7,812
Construction equipment financing	88	120	853	2,372	1,476
Commercial real estate	170	471	3,120	6,219	2,654
Residential real estate	316	594	282	486	99
Consumer loans	1,125	1,532	1,640	1,629	2,544
Total charge-offs	3,828	7,636	12,589	24,106	28,215
Recoveries:
Commercial and agricultural loans	468	484	1,923	1,612	3,193
Auto, light truck and environmental equipment	253	1,223	175	80	310
Medium and heavy duty truck	348	192	2	50	5
Aircraft financing	884	711	964	636	983
Construction equipment financing	323	268	308	345	444
Commercial real estate	627	223	346	105	28
Residential real estate	14	43	56	47	8
Consumer loans	333	407	456	662	603
Total recoveries	3,250	3,551	4,230	3,537	5,574
Net charge-offs	578	4,085	8,359	20,569	22,641
Provision for loan and lease losses	772	5,752	3,129	19,207	31,101
Balance at end of period	$83,505	$83,311	$81,644	$86,874	$88,236
Ratio of net charge-offs to average net loans and leases outstanding	0.02%	0.13%	0.27%	0.66%	0.72%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.35%	2.50%	2.64%	2.83%	2.85%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	225.73%	226.03%	143.49%	115.50%	104.84%

The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2013	2012	2011	2010	2009
Commercial and agricultural loans	0.01%	0.01%	(0.05)%	0.44%	0.95%
Auto, light truck and environmental equipment	0.01	0.56	0.04	0.24	0.73
Medium and heavy duty truck	(0.19)	(0.11)	—	0.99	0.93
Aircraft financing	0.06	(0.02)	0.61	0.96	1.09
Construction equipment financing	(0.08)	(0.05)	0.20	0.67	0.30
Commercial real estate	(0.08)	0.05	0.49	1.05	0.45
Residential real estate	0.07	0.13	0.06	0.11	0.03
Consumer loans	0.67	1.08	1.24	0.95	1.63
Total net charge-offs to average portfolio loans and leases	0.02%	0.13%	0.27%	0.66%	0.72%
The reserve for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated probable losses that have been incurred within the categories of loans and leases set forth in the table below. The following table shows the amount of such components of the reserve at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances:

	2013		2012		2011		2010		2009
(Dollars in thousands)	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural loans	$11,515	19.14%	$12,326	19.21%	$13,091	17.65%	$20,544	17.27%	$24,017	17.66%
Auto, light truck, and environmental equipment	10,264	11.96	9,584	13.17	8,469	14.11	7,542	12.91	9,630	11.31
Medium and heavy duty truck	3,605	5.78	3,001	5.17	3,742	5.17	5,768	5.30	6,186	6.61
Aircraft financing	34,037	20.80	34,205	20.93	28,626	20.09	29,811	20.01	24,807	19.96
Construction equipment financing	5,972	9.38	5,390	8.38	6,295	8.45	8,439	9.30	8,875	10.13
Commercial real estate	12,406	16.45	13,778	16.68	16,772	17.65	11,177	19.37	10,453	18.76
Residential real estate	4,093	12.99	3,652	13.18	3,362	13.70	2,518	12.73	880	12.02
Consumer loans	1,613	3.50	1,375	3.28	1,287	3.18	1,075	3.11	3,388	3.55
Total	$83,505	100.00%	$83,311	100.00%	$81,644	100.00%	$86,874	100.00%	$88,236	100.00%
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
Nonperforming assets amounted to $46.75 million at December 31, 2013, compared to $42.27 million at December 31, 2012, and $72.48 million at December 31, 2011. During 2013, interest income on nonaccrual loans and leases would have increased by approximately $2.93 million compared to $3.58 million in 2012 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2013 increased from December 31, 2012, mainly due to increases in repossessed aircraft. The increase in nonaccrual loans and leases was spread among the various loan portfolios except for decreases in commercial real estate and construction equipment financing. The largest dollar increases during the most recent year occurred in the aircraft, auto, light truck and environmental equipment and commercial portfolios.

Nonperforming assets at December 31 (Dollars in thousands)	2013	2012	2011	2010	2009
Loans past due over 90 days	$287	$442	$460	$361	$628
Nonaccrual loans and leases:
Commercial and agricultural loans	11,765	9,179	10,966	8,083	9,507
Auto, light truck and environmental equipment	3,699	858	2,002	3,330	9,200
Medium and heavy duty truck	—	52	1,599	5,068	11,624
Aircraft financing	10,365	5,292	12,526	17,897	6,024
Construction equipment financing	1,032	5,285	4,137	8,568	7,218
Commercial real estate	7,064	13,055	20,569	26,621	32,395
Residential real estate	2,399	2,323	4,380	4,958	6,605
Consumer loans	383	373	261	328	964
Total nonaccrual loans and leases	36,707	36,417	56,440	74,853	83,537
Total nonperforming loans and leases	36,994	36,859	56,900	75,214	84,165
Other real estate	4,539	4,311	7,621	6,392	4,039
Former bank premises held for sale	951	1,034	1,134	1,200	2,490
Repossessions:
Commercial and agricultural loans	23	—	33	24	164
Auto, light truck and environmental equipment	145	52	222	475	336
Medium and heavy duty truck	—	—	—	170	—
Aircraft financing	4,082	—	6,490	4,795	9,391
Construction equipment financing	—	—	—	201	238
Consumer loans	12	11	47	5	36
Total repossessions	4,262	63	6,792	5,670	10,165
Operating leases	—	—	29	236	154
Total nonperforming assets	$46,746	$42,267	$72,476	$88,712	$101,013
Nonperforming loans and leases to loans and leases, net of unearned discount	1.04%	1.11%	1.84%	2.45%	2.72%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	1.29%	1.25%	2.28%	2.81%	3.15%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2013 and 2012, we had $4.33 million and $11.41 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2013, potential problem loans consisted of 2 credit relationships. Weakness in these companies’ operating performance has caused us to heighten attention given to these credits.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars except for one loan denominated in Euros, which was not significant, were $270.30 million and $271.41 million as of December 31, 2013 and 2012, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $142.79 million and $77.96 million as of December 31, 2013, respectively, compared to $169.42 million and $55.12 million as of December 31, 2012, respectively. Outstanding balances to borrowers in other countries were insignificant.
Investment Portfolio
The amortized cost of securities at year-end 2013 decreased slightly from 2012, following a slight decrease from year-end 2011 to year-end 2012. The amortized cost of securities at December 31, 2013 was $822.16 million or 17.41% of total assets, compared to $849.14 million or 18.66% of total assets at December 31, 2012.
The following table shows the amortized cost of securities available-for-sale as of December 31:

(Dollars in thousands)	2013	2012	2011
U.S. Treasury and Federal agencies securities	$394,558	$410,983	$390,819
U.S. States and political subdivisions securities	120,416	100,055	101,587
Mortgage-backed securities — Federal agencies	273,495	301,136	317,392
Corporate debt securities	30,828	30,897	36,349
Foreign government and other securities	700	3,700	4,690
Marketable equity securities	2,166	2,368	2,367
Total investment securities available-for-sale	$822,163	$849,139	$853,204

Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2013, at the amortized costs and weighted average yields of such securities:

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$45,600	2.37%
1 – 5 years	300,478	1.59
5 – 10 years	48,480	1.55
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	394,558	1.67
U.S. States and political subdivisions securities
Under 1 year	11,981	4.63
1 – 5 years	58,821	4.17
5 – 10 years	46,982	3.76
Over 10 years	2,632	4.35
Total U.S. States and political subdivisions securities	120,416	4.06
Corporate debt securities
Under 1 year	6,539	0.93
1 – 5 years	24,289	1.64
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	30,828	1.49
Foreign government and other securities
Under 1 year	400	1.90
1 – 5 years	300	1.60
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	700	1.77
Mortgage-backed securities — Federal agencies	273,495	2.43
Marketable equity securities	2,166	5.40
Total investment securities available-for-sale	$822,163	2.28%
At December 31, 2013, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSE backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2013, the vintage of the underlying loans comprising our securities are: 40% in the years 2012 and 2013; 30% in the years 2010 and 2011; 19% in the years 2008 and 2009; and 11% in years 2007 and prior.
Deposits
The following table shows the average daily amounts of deposits and rates paid on such deposits:

	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$690,326	—%	$616,426	—%	$541,421	—%
Interest bearing demand deposits	1,234,145	0.13	1,151,617	0.16	1,350,193	0.22
Savings deposits	691,942	0.09	656,245	0.14	364,453	0.11
Other time deposits	1,084,096	1.33	1,149,923	1.66	1,299,387	2.11
Total deposits	$3,700,509		$3,574,211		$3,555,454
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Other Short-Term Borrowings	Total Borrowings
2013
Balance at December 31, 2013	$181,120	$10,814	$122,197	$314,131
Maximum amount outstanding at any month-end	181,120	16,552	122,197	319,869
Average amount outstanding	121,294	9,035	24,475	154,804
Weighted average interest rate during the year	0.11%	0.22%	0.22%	0.14%
Weighted average interest rate for outstanding amounts at December 31, 2013	0.17%	0.24%	0.28%	0.22%
2012
Balance at December 31, 2012	$158,680	$3,469	$7,039	$169,188
Maximum amount outstanding at any month-end	189,150	10,114	11,531	210,795
Average amount outstanding	121,495	6,739	9,703	137,937
Weighted average interest rate during the year	0.13%	0.21%	—%	0.12%
Weighted average interest rate for outstanding amounts at December 31, 2012	0.20%	0.22%	—%	0.19%
2011
Balance at December 31, 2011	$106,991	$7,579	$10,664	$125,234
Maximum amount outstanding at any month-end	144,062	8,058	16,548	168,668
Average amount outstanding	129,233	5,506	14,689	149,428
Weighted average interest rate during the year	0.16%	0.30%	0.53%	0.20%
Weighted average interest rate for outstanding amounts at December 31, 2011	0.14%	0.21%	—%	0.13%
Liquidity
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit over $250,000 in 2013 and 2012 and $100,000 in 2011 based on established FDIC insured deposits. In 2013, average core deposits equaled 78.35% of average total assets, compared to 77.32% in 2012 and 71.46% in 2011. The effective rate of core deposits in 2013 was 0.43%, compared to 0.58% in 2012 and 0.72% in 2011.
Average demand deposits (noninterest bearing core deposits) increased 11.99% in 2013 compared to an increase of 13.85% in 2012. These represented 19.12% of total core deposits in 2013, compared to 17.82% in 2012, and 17.21% in 2011.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2013, our reliance on purchased funds decreased to 5.31% of average total assets from 5.67% in 2012.
Shareholders’ Equity — Average shareholders’ equity equated to 12.49% of average total assets in 2013, compared to 12.20% in 2012. Shareholders’ equity was 12.39% of total assets at year-end 2013, compared to 12.28% at year-end 2012. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $6.58 million and $19.54 million at December 31, 2013 and 2012, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $595 million.

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
At December 31, 2013, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at December 31, 2013 there was $63.50 million outstanding, we could borrow approximately $201.50 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2013, we had $157.98 million outstanding in FHLB advances and could borrow an additional $49.53 million. We also had $381.68 million available to borrow from the FRB with no amounts outstanding as of December 31, 2013.
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
A hypothetical change in net interest income was modeled by calculating an immediate 200 basis point (2.00%) and 100 basis point (1.00%) increase and a 100 basis point (1.00%) decrease in interest rates across all maturities. The following table shows the aggregate hypothetical impact to pre-tax net interest income at December 31, 2013 and 2012:

	Percentage Change in Net Interest Income
	December 31, 2013		December 31, 2012
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	(0.81)%	3.36%	3.68%	6.92%
Up 100	(1.36)%	0.73%	0.71%	2.42%
Down 100	(1.18)%	(4.45)%	(1.66)%	(4.33)%

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2013 and 2012, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Contractual Obligations
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2013, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The following table shows contractual obligation payments by period:

(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Indeterminate maturity	Total
Deposits without stated maturity	—	$2,722,805	$—	$—	$—	$—	$2,722,805
Certificates of deposit	10	644,396	246,368	34,024	6,057	—	930,845
Long-term debt	11	5,868	6,904	26,658	4,833	14,072	58,335
Subordinated notes	12	—	—	—	58,764	—	58,764
Operating leases	18	3,207	5,092	4,260	5,125	—	17,684
Purchase obligations	—	24,139	2,383	413	158	—	27,093
Total contractual obligations		$3,400,415	$260,747	$65,355	$74,937	$14,072	$3,815,526
We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2013. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2013.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2013 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $3.31 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 17 of the Notes to Consolidated Financial Statements for a discussion on income taxes.
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

Quarterly Results of Operations
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2013 and 2012.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2013
Interest income	$43,878	$44,611	$46,966	$44,130
Interest expense	6,124	5,740	5,808	5,096
Net interest income	37,754	38,871	41,158	39,034
Provision for (recovery of) loan and lease losses	757	1,293	(419)	(859)
Investment securities and other investment gains (losses)	173	38	258	(15)
Income before income taxes	19,395	21,955	23,305	19,288
Net income	12,404	13,942	14,896	13,716
Diluted net income per common share	0.50	0.56	0.60	0.56
2012
Interest income	$45,301	$45,731	$45,580	$45,473
Interest expense	7,916	7,756	7,673	6,964
Net interest income	37,385	37,975	37,907	38,509
Provision for loan and lease losses	2,254	2,055	650	793
Investment securities and other investment gains	395	8	89	88
Income before income taxes	17,606	19,132	20,369	18,573
Net income	11,715	12,567	13,005	12,346
Diluted net income per common share	0.48	0.51	0.53	0.50
Net income was $13.72 million for the fourth quarter of 2013, compared to the $12.35 million of net income reported for the fourth quarter of 2012. Diluted net income per common share for the fourth quarter of 2013 amounted to $0.56, compared to $0.50 per common share reported in the fourth quarter of 2012.
The net interest margin was 3.59% for the fourth quarter of 2013 versus 3.64% for the same period in 2012. Tax-equivalent net interest income was $39.50 million for the fourth quarter of 2013, up 1.26% from 2012’s fourth quarter.
Our recovery of provision for loan and lease losses was $(0.86) million in the fourth quarter of 2013 compared to provision for loan and lease losses of $0.79 million in the fourth quarter of 2012. Net charge-offs were $0.14 million for the fourth quarter 2013, compared to net charge-offs of $0.98 million a year ago.
Noninterest income for the fourth quarter of 2013 was $17.99 million, compared to $20.57 million for the fourth quarter of 2012. Noninterest expense for the fourth quarter of 2013 was $38.59 million and was $39.72 million in the fourth quarter 2012.
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

Item 8.  Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of 1st Source Corporation
We have audited 1st Source Corporation's (the “Company's”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). 1st Source Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2014
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of 1st Source Corporation and Subsidiaries
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2014

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2013	2012

ASSETS
Cash and due from banks	$77,568	$83,232
Federal funds sold and interest bearing deposits with other banks	2,484	702
Investment securities available-for-sale (amortized cost of $822,163 and $849,139 at December 31, 2013, and December 31, 2012, respectively)	832,700	880,764
Other investments	22,400	22,609
Trading account securities	192	146
Mortgages held for sale	6,079	10,879
Loans and leases, net of unearned discount:
Commercial and agricultural loans	679,492	639,069
Auto, light truck and environmental equipment	424,500	438,147
Medium and heavy duty truck	205,003	172,002
Aircraft financing	738,133	696,479
Construction equipment financing	333,088	278,974
Commercial real estate	583,997	554,968
Residential real estate	460,981	438,641
Consumer loans	124,130	109,273
Total loans and leases	3,549,324	3,327,553
Reserve for loan and lease losses	(83,505)	(83,311)
Net loans and leases	3,465,819	3,244,242
Equipment owned under operating leases, net	60,967	52,173
Net premises and equipment	46,630	45,016
Goodwill and intangible assets	86,343	87,502
Accrued income and other assets	121,644	123,428
Total assets	$4,722,826	$4,550,693
LIABILITIES
Deposits:
Noninterest bearing	$735,212	$646,380
Interest bearing	2,918,438	2,977,967
Total deposits	3,653,650	3,624,347
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	181,120	158,680
Other short-term borrowings	133,011	10,508
Total short-term borrowings	314,131	169,188
Long-term debt and mandatorily redeemable securities	58,335	71,021
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	52,568	68,718
Total liabilities	4,137,448	3,992,038
SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common Stock; no par value Authorized 40,000,000 shares; issued 25,641,887 shares at December 31, 2013 and 2012	346,535	346,535
Retained earnings	261,626	223,715
Cost of common stock in treasury (1,319,377 shares at December 31, 2013 and 1,399,261 shares at December 31, 2012)	(29,364)	(31,134)
Accumulated other comprehensive income	6,581	19,539
Total shareholders’ equity	585,378	558,655
Total liabilities and shareholders’ equity	$4,722,826	$4,550,693
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2013	2012	2011
Interest income:
Loans and leases	$161,137	$161,376	$163,986
Investment securities, taxable	14,414	16,426	18,533
Investment securities, tax-exempt	3,094	3,340	4,013
Other	940	943	991
Total interest income	179,585	182,085	187,523
Interest expense:
Deposits	16,604	21,877	30,762
Short-term borrowings	211	169	300
Subordinated notes	4,220	6,484	6,589
Long-term debt and mandatorily redeemable securities	1,733	1,779	1,472
Total interest expense	22,768	30,309	39,123
Net interest income	156,817	151,776	148,400
Provision for loan and lease losses	772	5,752	3,129
Net interest income after provision for loan and lease losses	156,045	146,024	145,271
Noninterest income:
Trust fees	17,383	16,498	16,327
Service charges on deposit accounts	9,177	10,418	10,993
Debit card income	8,882	8,389	7,495
Mortgage banking income	5,944	8,357	3,839
Insurance commissions	5,492	5,494	4,793
Equipment rental income	16,229	18,796	23,361
Investment securities and other investment gains	454	580	1,399
Other income	13,651	12,660	12,665
Total noninterest income	77,212	81,192	80,872
Noninterest expense:
Salaries and employee benefits	79,783	82,599	77,261
Net occupancy expense	8,700	7,819	8,714
Furniture and equipment expense	16,895	15,406	14,130
Depreciation — leased equipment	13,055	15,202	18,650
Professional fees	5,321	6,083	5,508
Supplies and communications	5,690	5,701	5,453
FDIC and other insurance	3,462	3,602	4,421
Business development and marketing expense	4,938	4,232	4,032
Loan and lease collection and repossession expense	4,030	5,772	6,724
Other expense	7,440	5,120	7,461
Total noninterest expense	149,314	151,536	152,354
Income before income taxes	83,943	75,680	73,789
Income tax expense	28,985	26,047	25,594
Net income	$54,958	$49,633	$48,195
Basic net income per common share	$2.23	$2.02	$1.96
Diluted net income per common share	$2.23	$2.02	$1.96
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands, except per share data)	2013	2012	2011

Net income	$54,958	$49,633	$48,195
Other comprehensive (loss) income:
Change in unrealized (depreciation) appreciation of available-for-sale securities	(20,915)	1,946	14,336
Reclassification adjustment for realized losses (gains) included in net income	168	(282)	(1,386)
Income tax effect	7,789	(636)	(4,949)
Other comprehensive (loss) income, net of tax	(12,958)	1,028	8,001
Comprehensive income	$42,000	$50,661	$56,196
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Total	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net
Balance at January 1, 2011	$486,383	$—	$350,282	$157,875	$(32,284)	$10,510
Net income	48,195	—	—	48,195	—	—
Other comprehensive income	8,001	—	—	—	—	8,001
Issuance of 154,921 common shares per stock based compensation awards, including related tax effects	2,953	—	—	(183)	3,136	—
Cost of 113,709 shares of common stock acquired for treasury	(2,241)	—	—	—	(2,241)	—
Repurchase of common stock warrant	(3,750)	—	(3,750)	—	—	—
Stock based compensation	3	—	3	—	—	—
Common stock dividend ($0.64 per share)	(15,626)	—	—	(15,626)	—	—
Balance at December 31, 2011	$523,918	$—	$346,535	$190,261	$(31,389)	$18,511
Net income	49,633	—	—	49,633	—	—
Other comprehensive income	1,028	—	—	—	—	1,028
Issuance of 184,220 common shares per stock based compensation awards, including related tax effects	3,935	—	—	(21)	3,956	—
Cost of 154,637 shares of common stock acquired for treasury	(3,701)	—	—	—	(3,701)	—
Common stock dividend ($0.66 per share)	(16,158)	—	—	(16,158)	—	—
Balance at December 31, 2012	$558,655	$—	$346,535	$223,715	$(31,134)	$19,539
Net income	54,958	—	—	54,958	—	—
Other comprehensive loss	(12,958)	—	—	—	—	(12,958)
Issuance of 169,942 common shares per stock based compensation awards, including related tax effects	3,655	—	—	(388)	4,043	—
Cost of 90,058 shares of common stock acquired for treasury	(2,273)	—	—	—	(2,273)	—
Common stock dividend ($0.68 per share)	(16,659)	—	—	(16,659)	—	—
Balance at December 31, 2013	$585,378	$—	$346,535	$261,626	$(29,364)	$6,581
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2013	2012	2011
Operating activities:
Net income	$54,958	$49,633	$48,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	772	5,752	3,129
Depreciation of premises and equipment	4,727	4,241	3,733
Depreciation of equipment owned and leased to others	13,055	15,202	18,650
Amortization of investment security premiums and accretion of discounts, net	3,499	4,214	2,260
Amortization of mortgage servicing rights	1,571	2,921	2,907
Mortgage servicing asset (recoveries)/impairment	—	(238)	238
Deferred income taxes	(1,947)	(7,641)	3,634
Investment securities and other investment gains	(454)	(580)	(1,399)
Originations of loans held for sale, net of principal collected	(102,195)	(210,276)	(107,974)
Proceeds from the sales of loans held for sale	110,390	219,269	130,400
Net gain on sale of loans held for sale	(3,395)	(7,228)	(2,471)
Change in trading account securities	(46)	(14)	6
Change in interest receivable	160	928	592
Change in interest payable	(1,883)	(1,001)	(2,514)
Change in other assets	10,654	15,571	15,950
Change in other liabilities	(4,360)	1,254	6,274
Other	1,360	1,186	2,798
Net change in operating activities	86,866	93,193	124,408
Investing activities:
Proceeds from sales of investment securities	48,888	61,001	133,241
Proceeds from maturities of investment securities	175,875	295,241	353,170
Purchases of investment securities	(201,029)	(355,811)	(388,376)
Net change in other investments	209	(3,635)	2,369
Loans sold or participated to others	25,054	28,919	20,254
Net change in loans and leases	(255,345)	(273,439)	(64,167)
Net change in equipment owned under operating leases	(21,849)	2,176	(10,063)
Purchases of premises and equipment	(6,508)	(9,478)	(11,417)
Net change in investing activities	(234,705)	(255,026)	35,011
Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	166,683	223,037	39,919
Net change in certificates of deposit	(137,380)	(118,831)	(142,523)
Net change in short-term borrowings	144,943	43,954	(30,755)
Proceeds from issuance of long-term debt	6,502	36,169	11,427
Payments on subordinated notes	—	(30,928)	—
Payments on long-term debt	(21,119)	(5,673)	(1,073)
Net proceeds from issuance of treasury stock	3,655	3,935	2,953
Acquisition of treasury stock	(2,273)	(3,701)	(2,241)
Repurchase of common stock warrant	—	—	(3,750)
Cash dividends paid on common stock	(17,054)	(16,522)	(15,921)
Net change in financing activities	143,957	131,440	(141,964)
Net change in cash and cash equivalents	(3,882)	(30,393)	17,455
Cash and cash equivalents, beginning of year	83,934	114,327	96,872
Cash and cash equivalents, end of year	$80,052	$83,934	$114,327
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$7,942	$3,425	$15,633
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	2,801	2,643	2,420
Cash paid for:
Interest	$24,651	$31,309	$41,637
Income taxes	33,831	33,833	19,867
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
Basis of Presentation — The financial statements consolidate 1st Source and its subsidiaries (principally the Bank). All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note 22, investments in subsidiaries are carried at equity in the underlying net assets.
Use of Estimates in the Preparation of Financial Statements — Financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
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
Cash Flows — For purposes of the consolidated and parent company only statements of cash flows, the Company considers cash and due from banks, federal funds sold and interest bearing deposits with other banks with original maturities of three months or less as cash and cash equivalents.
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2013 and 2012, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
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
Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2013 and 2012, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments  are in denominations, including accrued interest, that are fully insured by the FDIC.
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
A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis. The Company evaluates loans and leases exceeding $100,000 for impairment and establishes a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value.
Loans and leases that have been modified and economic concessions have been granted to borrowers who have experienced financial difficulties are considered a troubled debt restructuring (TDR) and, by definition, are deemed an impaired loan. These concessions typically result from the Company’s loss mitigation activities and may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.
When the Company modifies loans and leases in a TDR, it evaluates any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or uses the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a reserve for loan and lease losses estimate or a charge-off to the reserve for loan and lease losses. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the reserve for loan and lease losses.
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2013 and 2012, residential real estate portfolio loans included $6.73 million and $7.04 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
Mortgage Banking Activities — Loans held for sale are composed of performing one-to-four family residential mortgage loans originated for resale. Mortgage loans originated with the intent to sell are carried at fair value.
The Company recognizes the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of mortgage servicing rights are recognized in Noninterest Income on the Statements of Income in the period in which such rights are sold.
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

Impaired loans are reviewed quarterly to assess the probability of being able to collect the portion considered impaired. When a review and analysis of the underlying credit and collateral indicates ultimate collection is improbable, the deficiency is charged-off and deducted from the reserve. Loans and leases, which are deemed uncollectible or have a low likelihood of collection, are charged off and deducted from the reserve, while recoveries of amounts previously charged off are credited to the reserve. A (recovery of) provision for loan and lease losses is credited or charged to operations based on the Company’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
Equipment Owned Under Operating Leases — The Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three to seven years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported as noninterest income. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported as Noninterest Expense on the Statements of Income. For automobile leases, fair value is based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed periodically to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company.
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses or other income, if a positive adjustment. Other real estate also includes bank premises qualifying as held for sale. Bank premises are transferred at the lower of fair value less anticipated selling costs. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2013 and 2012, other real estate had carrying values of $5.49 million and $5.35 million, respectively, and is included in Other Assets in the Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $4.26 million and $0.06 million, as of December 31, 2013 and 2012, respectively, and are included in Other Assets in the Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or revenue multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eleven years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2013 and determined that no impairment exists.
Partnership Investment — The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The partnerships which the Company has investments in account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships of which it owns less than three percent at the lower of cost or fair value. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2013 and 2012 were $4.28 million and $3.21 million, respectively.

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
Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk and foreign currency risk management strategies. These derivative financial instruments consist primarily of interest rate swaps and foreign currency forward contracts. All derivative instruments are recorded on the Statements of Financial Condition, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense. Deferred gains and losses from derivatives that are terminated and were in a cash flow hedge are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

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
Reclassifications — Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders’ equity or net income as previously reported.
Note 2 — Recent Accounting Pronouncements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure: In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04 "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASU No. 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective either on a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company is assessing the impact of ASU 2014-04 on its disclosures.
Accounting for Investments in Qualified Affordable Housing Projects: In January 2014, the FASB issued ASU No. 2014-01 "Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 allows investors to use the proportional amortization method to account for investments in limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits if certain conditions are met. ASU 2014-01 is effective retrospectively for interim and annual periods in fiscal years that begin after December 15, 2014. Early adoption is permitted. The Company is assessing the impact of ASU 2014-01 on its accounting for affordable housing projects.
Investment Companies: In June 2013, the FASB issued ASU No. 2013-08 "Financial Services-Investment Companies (Topic 946) - Amendments to the Scope, Measurement and Disclosure Requirements." ASU 2013-08 changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. ASU 2013-08 is effective for interim and annual periods in fiscal years that begin after December 15, 2013. Early application is prohibited. The Company is assessing the impact of ASU 2013-08 on its disclosures.
Comprehensive Income: In February 2013, the FASB issued ASU No. 2013-02 "Comprehensive Income (Topic 220) - Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective prospectively during interim and annual periods beginning after December 15, 2012. The effect of applying this standard is reflected in Note 14 - Accumulated Other Comprehensive Income.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities: In January 2013, the FASB issued ASU No. 2013-01 “Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria in the Accounting Standards Codification (ASC) or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The effect of applying this standard is reflected in Note 19 - Derivative Financial Instruments.
Offsetting Assets and Liabilities: In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The effect of applying this standard is reflected in Note 19 - Derivative Financial Instruments.
Note 3 — Investment Securities
The following table shows investment securities available-for-sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. Treasury and Federal agencies securities	$394,558	$5,008	$(4,527)	$395,039
U.S. States and political subdivisions securities	120,416	3,670	(847)	123,239
Mortgage-backed securities - Federal agencies	273,495	5,148	(3,563)	275,080
Corporate debt securities	30,828	241	(4)	31,065
Foreign government and other securities	700	9	—	709
Total debt securities	819,997	14,076	(8,941)	825,132
Marketable equity securities	2,166	5,404	(2)	7,568
Total investment securities available-for-sale	$822,163	$19,480	$(8,943)	$832,700
December 31, 2012
U.S. Treasury and Federal agencies securities	$410,983	$11,353	$(83)	$422,253
U.S. States and political subdivisions securities	100,055	5,864	(482)	105,437
Mortgage-backed securities - Federal agencies	301,136	11,296	(25)	312,407
Corporate debt securities	30,897	445	(94)	31,248
Foreign government and other securities	3,700	26	—	3,726
Total debt securities	846,771	28,984	(684)	875,071
Marketable equity securities	2,368	3,329	(4)	5,693
Total investment securities available-for-sale	$849,139	$32,313	$(688)	$880,764
At December 31, 2013, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in securities available-for-sale at December 31, 2013. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$143,994	$143,373
Due after one year through five years	340,277	345,292
Due after five years through ten years	62,231	61,387
Due after ten years	—	—
Mortgage-backed securities	273,495	275,080
Total debt securities available-for-sale	$819,997	$825,132

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2013	2012	2011
Gross realized gains	$903	$282	$1,662
Gross realized losses	(1,071)	—	(284)
Net realized (losses) gains	$(168)	$282	$1,378
The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury and Federal agencies securities	$153,868	$(4,404)	$15,085	$(123)	$168,953	$(4,527)
U.S. States and political subdivisions securities	37,115	(814)	1,419	(33)	38,534	(847)
Mortgage-backed securities - Federal agencies	99,488	(3,099)	5,352	(464)	104,840	(3,563)
Corporate debt securities	6,332	(4)	—	—	6,332	(4)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	296,803	(8,321)	21,856	(620)	318,659	(8,941)
Marketable equity securities	—	—	4	(2)	4	(2)
Total temporarily impaired available-for-sale securities	$296,803	$(8,321)	$21,860	$(622)	$318,663	$(8,943)
December 31, 2012
U.S. Treasury and Federal agencies securities	$37,316	$(83)	$—	$—	$37,316	$(83)
U.S. States and political subdivisions securities	7,730	(46)	3,364	(436)	11,094	(482)
Mortgage-backed securities - Federal agencies	6,264	(24)	60	(1)	6,324	(25)
Corporate debt securities	—	—	4,431	(94)	4,431	(94)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	51,410	(153)	7,855	(531)	59,265	(684)
Marketable equity securities	—	—	5	(4)	5	(4)
Total temporarily impaired available-for-sale securities	$51,410	$(153)	$7,860	$(535)	$59,270	$(688)
There were no other-than-temporary-impairment (OTTI) write-downs in 2013, 2012 or 2011.
At December 31, 2013, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
At December 31, 2013 and 2012, investment securities with carrying values of $237.42 million and $216.34 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2013 and 2012, and totaled $3.55 billion and $3.33 billion, respectively. At December 31, 2013 and 2012, net deferred loan and lease costs were $3.81 million and $3.68 million, respectively.
The loan and lease portfolio includes direct financing leases, which are included in auto, light truck and environmental equipment, medium and heavy duty truck, aircraft financing, and construction equipment financing on the Statements of Financial Condition.

The following table shows the summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Direct finance leases:
Rentals receivable	$245,207	$256,851
Estimated residual value of leased assets	12,537	13,131
Gross investment in lease financing	257,744	269,982
Unearned income	(38,946)	(43,209)
Net investment in lease financing	$218,798	$226,773
At December 31, 2013, the direct financing minimum future lease payments receivable for each of the years 2014 through 2018 were $46.33 million, $41.48 million, $35.61 million, $30.03 million, and $27.47 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $17.96 million and $14.94 million at December 31, 2013 and 2012, respectively. During 2013, $3.77 million of new loans and other additions were made and repayments and other reductions totaled $0.75 million.
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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class, as of December 31:

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2013
Commercial and agricultural loans	$652,620	$26,872	$679,492
Auto, light truck and environmental equipment	410,652	13,848	424,500
Medium and heavy duty truck	203,205	1,798	205,003
Aircraft financing	704,997	33,136	738,133
Construction equipment financing	325,849	7,239	333,088
Commercial real estate	557,692	26,305	583,997
Total	$2,855,015	$109,198	$2,964,213
December 31, 2012
Commercial and agricultural loans	$612,567	$26,502	$639,069
Auto, light truck, and environmental equipment	428,582	9,565	438,147
Medium and heavy duty truck	170,116	1,886	172,002
Aircraft financing	648,316	48,163	696,479
Construction equipment financing	262,980	15,994	278,974
Commercial real estate	507,219	47,749	554,968
Total	$2,629,780	$149,859	$2,779,639
For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status as of December 31. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2013
Residential real estate	$458,385	$2,596	$460,981
Consumer	123,663	467	124,130
Total	$582,048	$3,063	$585,111
December 31, 2012
Residential real estate	$435,962	$2,679	$438,641
Consumer	108,814	459	109,273
Total	$544,776	$3,138	$547,914

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status as of December 31:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2013
Commercial and agricultural loans	$667,462	$263	$2	$—	$667,727	$11,765	$679,492
Auto, light truck and environmental equipment	420,523	242	36	—	420,801	3,699	424,500
Medium and heavy duty truck	205,003	—	—	—	205,003	—	205,003
Aircraft financing	713,832	10,309	3,627	—	727,768	10,365	738,133
Construction equipment financing	331,083	973	—	—	332,056	1,032	333,088
Commercial real estate	576,933	—	—	—	576,933	7,064	583,997
Residential real estate	456,782	1,334	269	197	458,582	2,399	460,981
Consumer	122,657	786	220	84	123,747	383	124,130
Total	$3,494,275	$13,907	$4,154	$281	$3,512,617	$36,707	$3,549,324
December 31, 2012
Commercial and agricultural loans	$629,035	$807	$48	$—	$629,890	$9,179	$639,069
Auto, light truck and environmental equipment	437,087	202	—	—	437,289	858	438,147
Medium and heavy duty truck	171,950	—	—	—	171,950	52	172,002
Aircraft financing	691,187	—	—	—	691,187	5,292	696,479
Construction equipment financing	272,817	598	274	—	273,689	5,285	278,974
Commercial real estate	541,811	102	—	—	541,913	13,055	554,968
Residential real estate	434,434	1,019	509	356	436,318	2,323	438,641
Consumer	107,630	816	368	86	108,900	373	109,273
Total	$3,285,951	$3,544	$1,199	$442	$3,291,136	$36,417	$3,327,553
Interest income for the years ended December 31, 2013, 2012, and 2011, would have increased by approximately $2.93 million, $3.58 million, and $3.90 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses as of December 31:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
December 31, 2013
With no related reserve recorded:
Commercial and agricultural loans	$11,231	$11,230	$—
Auto, light truck and environmental equipment	3,499	3,499	—
Medium and heavy duty truck	—	—	—
Aircraft financing	9,764	9,764	—
Construction equipment financing	938	938	—
Commercial real estate	14,897	14,897	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	40,329	40,328	—
With a reserve recorded:
Commercial and agricultural loans	—	—	—
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	563	563	113
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	381	381	161
Consumer	—	—	—
Total with a reserve recorded	944	944	274
Total impaired loans	$41,273	$41,272	$274
December 31, 2012
With no related reserve recorded:
Commercial and agricultural loans	$2,572	$2,572	$—
Auto, light truck and environmental equipment	474	474	—
Medium and heavy duty truck	—	—	—
Aircraft financing	3,115	3,115	—
Construction equipment financing	5,109	5,107	—
Commercial real estate	19,597	19,597	—
Residential real estate	101	101	—
Consumer	—	—	—
Total with no related reserve recorded	30,968	30,966	—
With a reserve recorded:
Commercial and agricultural loans	6,075	6,074	729
Auto, light truck and environmental equipment	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,086	2,086	852
Construction equipment financing	—	—	—
Commercial real estate	1,588	1,588	42
Residential real estate	—	—	—
Consumer	—	—	—
Total with a reserve recorded	9,749	9,748	1,623
Total impaired loans	$40,717	$40,714	$1,623

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class, for years ending December 31, 2013, 2012 and 2011.

	2013		2012		2011
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$10,077	$143	$9,322	$16	$11,256	$340
Auto, light truck and environmental equipment	654	—	2,113	7	1,581	2
Medium and heavy duty truck	265	—	696	2	3,786	5
Aircraft financing	9,254	79	7,976	—	14,971	16
Construction equipment financing	2,799	5	4,409	6	5,634	36
Commercial real estate	17,655	610	22,126	441	27,172	186
Residential real estate	32	—	87	6	—	—
Consumer loans	—	—	—	—	88	5
Total	$40,736	$837	$46,729	$478	$64,488	$590
The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2013 and 2012, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. During 2013 and 2012, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There was one modification during 2013 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2013		2012
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	1	$750	1	$127
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	1	7,014
Residential real estate	1	381	1	101
Consumer	—	—	—	—
Total performing TDR modifications	2	1,131	3	7,242
Nonperforming TDRs:
Commercial and agricultural loans	1	158	—	—
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	1	4,157	—	—
Construction equipment financing	—	—	3	1,316
Commercial real estate	—	—	1	1,141
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total nonperforming TDR modifications	2	4,315	4	2,457
Total TDR modifications	4	$5,446	7	$9,699
The following table shows the number of troubled debt restructured loans and leases which had payment defaults within twelve months following modification during the years ended December 31, 2013 and 2012, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

	2013		2012
(Dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	1	$750	—	$—
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total performing TDR defaults	1	750	—	—
Nonperforming TDRs:
Commercial and agricultural loans	—	—	3	113
Auto, light truck and environmental equipment	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	1	—
Commercial real estate	1	—	2	171
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total nonperforming TDR defaults	1	—	6	284
Total TDR defaults	2	$750	6	$284
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2013	2012
Performing TDRs	$8,786	$8,839
Nonperforming TDRs	11,824	12,869
Total TDRs	$20,610	$21,708

Note 5 — Reserve for Loan and Lease Losses
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31:

(Dollars in thousands)	Commercial and agricultural loans	Auto, light truck and environmental equipment	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
December 31, 2013
Reserve for loan and lease losses
Balance, beginning of year	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	538	283	—	1,308	88	170	316	1,125	3,828
Recoveries	468	253	348	884	323	627	14	333	3,250
Net charge-offs (recoveries)	70	30	(348)	424	(235)	(457)	302	792	578
Provision (recovery of provision)	(741)	710	256	256	347	(1,829)	743	1,030	772
Balance, end of year	$11,515	$10,264	$3,605	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505

Ending balance, individually evaluated for impairment	$—	$—	$—	$113	$—	$—	$161	$—	$274
Ending balance, collectively evaluated for impairment	11,515	10,264	3,605	33,924	5,972	12,406	3,932	1,613	83,231
Total reserve for loan and lease losses	$11,515	$10,264	$3,605	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,231	$3,499	$—	$10,327	$938	$14,897	$381	$—	$41,273
Ending balance, collectively evaluated for impairment	668,261	421,001	205,003	727,806	332,150	569,100	460,600	124,130	3,508,051
Total recorded investment in loans	$679,492	$424,500	$205,003	$738,133	$333,088	$583,997	$460,981	$124,130	$3,549,324

December 31, 2012
Reserve for loan and lease losses
Balance, beginning of year	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	524	3,795	—	600	120	471	594	1,532	7,636
Recoveries	484	1,223	192	711	268	223	43	407	3,551
Net charge-offs (recoveries)	40	2,572	(192)	(111)	(148)	248	551	1,125	4,085
Provision (recovery of provision)	(725)	3,687	(933)	5,468	(1,053)	(2,746)	841	1,213	5,752
Balance, end of year	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311

Ending balance, individually evaluated for impairment	$729	$—	$—	$852	$—	$42	$—	$—	$1,623
Ending balance, collectively evaluated for impairment	11,597	9,584	3,001	33,353	5,390	13,736	3,652	1,375	81,688
Total reserve for loan and lease losses	$12,326	$9,584	$3,001	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Recorded investment in loans
Ending balance, individually evaluated for impairment	$8,647	$474	$—	$5,201	$5,109	$21,185	$101	$—	$40,717
Ending balance, collectively evaluated for impairment	630,422	437,673	172,002	691,278	273,865	533,783	438,540	109,273	3,286,836
Total recorded investment in loans	$639,069	$438,147	$172,002	$696,479	$278,974	$554,968	$438,641	$109,273	$3,327,553

December 31, 2011
Reserve for loan and lease losses
Balance, beginning of year	$20,544	$7,542	$5,768	$29,811	$8,439	$11,177	$2,518	$1,075	$86,874
Charge-offs	1,667	346	—	4,681	853	3,120	282	1,640	12,589
Recoveries	1,923	175	2	964	308	346	56	456	4,230
Net charge-offs (recoveries)	(256)	171	(2)	3,717	545	2,774	226	1,184	8,359
Provision (recovery of provision)	(7,709)	1,098	(2,028)	2,532	(1,599)	8,369	1,070	1,396	3,129
Balance, end of year	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644

Ending balance, individually evaluated for impairment	$1,461	$35	$165	$534	$—	$294	$—	$—	$2,489
Ending balance, collectively evaluated for impairment	11,630	8,434	3,577	28,092	6,295	16,478	3,362	1,287	79,155
Total reserve for loan and lease losses	$13,091	$8,469	$3,742	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,408	$883	$1,604	$12,324	$3,949	$23,117	$—	$211	$52,496
Ending balance, collectively evaluated for impairment	535,162	435,082	158,192	608,458	257,255	522,340	423,606	97,952	3,038,047
Total recorded investment in loans	$545,570	$435,965	$159,796	$620,782	$261,204	$545,457	$423,606	$98,163	$3,090,543

Note 6 — Operating Leases
Operating lease equipment at December 31, 2013 and 2012 was $60.97 million and $52.17 million, respectively, net of accumulated depreciation of $26.99 million and $33.51 million, respectively.
The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2013, totaled $42.88 million, of which $13.99 million is due in 2014, $11.15 million in 2015, $8.91 million in 2016, $5.72 million in 2017, $2.60 million in 2018, and $0.51 million thereafter. Depreciation expense related to operating lease equipment for the years ended December 31, 2013, 2012 and 2011 was $13.06 million, $15.20 million and $18.65 million, respectively.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31:

(Dollars in thousands)	2013	2012
Land	$14,029	$13,944
Buildings and improvements	48,149	44,601
Furniture and equipment	37,564	36,667
Total premises and equipment	99,742	95,212
Accumulated depreciation and amortization	(53,112)	(50,196)
Net premises and equipment	$46,630	$45,016
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
Depreciation and amortization of properties and equipment totaled $4.73 million in 2013, $4.24 million in 2012, and $3.73 million in 2011.
Note 8 — Mortgage Servicing Assets
The unpaid principal balance of residential mortgage loans serviced for third parties was $839.26 million at December 31, 2013, compared to $921.20 million at December 31, 2012, and $995.09 million at December 31, 2011.
Amortization expense on mortgage servicing rights is expected to total $0.74 million, $0.63 million, $0.54 million, $0.46 million, and $0.40 million in 2014, 2015, 2016, 2017 and 2018, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of mortgage servicing assets and the associated valuation allowance:

(Dollars in thousands)	2013	2012
Mortgage servicing assets:
Balance at beginning of year	$4,645	$5,610
Additions	1,770	1,956
Amortization	(1,571)	(2,921)
Sales	—	—
Carrying value before valuation allowance at end of year	4,844	4,645
Valuation allowance:
Balance at beginning of year	—	(238)
Impairment recoveries	—	238
Balance at end of year	$—	$—
Net carrying value of mortgage servicing assets at end of year	$4,844	$4,645
Fair value of mortgage servicing assets at end of year	$8,127	$5,760
During 2013 and 2012, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance. At December 31, 2013, the fair value of mortgage servicing assets exceeded the carrying value reported in the Statements of Financial Condition by $3.28 million. This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $12.27 million and $23.54 million at December 31, 2013 and December 31, 2012, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.21 million, $3.63 million, and $4.08 million for 2013, 2012, and 2011, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2013, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $2.66 million, which is net of accumulated amortization of $7.16 million. At December 31, 2012, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $3.82 million, which is net of accumulated amortization of $6.00 million. Intangible asset amortization was $1.16 million, $1.32 million, and $1.30 million for 2013, 2012, and 2011, respectively. Amortization on other intangible assets is expected to total $0.97 million, $0.70 million, $0.58 million, $0.36 million, and $0.05 million in 2014, 2015, 2016, 2017, and 2018, respectively.
The following table shows a summary of core deposit intangible and other intangible assets as of December 31:

(Dollars in thousands)	2013	2012
Core deposit intangibles:
Gross carrying amount	$9,566	$9,566
Less: accumulated amortization	(6,947)	(5,821)
Net carrying amount	$2,619	$3,745
Other intangibles:
Gross carrying amount	$254	$254
Less: accumulated amortization	(209)	(177)
Net carrying amount	$45	$77
Note 10 — Deposits
The following tables shows the amount of certificates of deposit of $100,000 or more and other time deposits of $100,000 or more outstanding at December 31, 2013, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$89,500
4 – 6 months	75,894
7 – 12 months	95,271
Over 12 months	115,663
Total	$376,328
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2013.

(Dollars in thousands)
2014	$644,396
2015	148,680
2016	97,688
2017	21,427
2018	12,597
Thereafter	6,057
Total	$930,845
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Federal Home Loan Bank borrowings (1.10% – 6.54%)	$42,512	$56,711
Mandatorily redeemable securities	14,072	12,750
Other long-term debt	1,751	1,560
Total long-term debt and mandatorily redeemable securities	$58,335	$71,021

Annual maturities of long-term debt outstanding at December 31, 2013, for the next five years and thereafter beginning in 2014, are as follows (in thousands): $5,868; $875; $6,029; $26,047; $611; and $18,905.
At December 31, 2013, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 16 fixed rate notes with maturities ranging from 2014 to 2023. These notes were collateralized by $53.56 million of certain real estate loans.
The following table shows the details of short-term borrowings as of December 31, 2013 and 2012.

	2013		2012
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$63,500	0.34%	$58,500	0.33%
Security repurchase agreements	117,620	0.08	100,180	0.12
Commercial paper	10,814	0.24	3,469	0.22
Other short-term borrowings	122,197	0.28	7,039	—
Total short-term borrowings	$314,131		$169,188
Mandatorily redeemable securities as of December 31, 2013 and 2012, of $14.07 million and $12.75 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2013, 2012, and 2011 was $1.00 million, $1.11 million, and $1.04 million, respectively.
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
On December 17, 2012, the capital securities of 1st Source Capital Trust IV, the September 2004 issuance, were redeemed in whole for $30.93 million.
The following table shows subordinated notes at December 31, 2013:

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance-fixed rate	$41,238	7.22%	6/15/2037
August 2007 issuance-fixed rate	17,526	7.10%	9/15/2037
Total	$58,764
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

Stock options and warrants, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2013, 2012 and 2011. No warrants were outstanding as of December 31, 2013, 2012 and 2011.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2013	2012	2011
Distributed earnings allocated to common stock	$16,563	$16,027	$15,524
Undistributed earnings allocated to common stock	37,673	32,923	32,025
Net earnings allocated to common stock	54,236	48,950	47,549
Net earnings allocated to participating securities	722	683	646
Net income allocated to common stock and participating securities	$54,958	$49,633	$48,195

Weighted average shares outstanding for basic earnings per common share	24,344,623	24,267,471	24,237,924
Dilutive effect of stock compensation	586	9,857	9,532
Weighted average shares outstanding for diluted earnings per common share	24,345,209	24,277,328	24,247,456

Basic earnings per common share	$2.23	$2.02	$1.96
Diluted earnings per common share	$2.23	$2.02	$1.96
Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the year ended December 31, 2013.

(Dollars in thousands)		Affected Line Item in the Statements of Income

Realized (losses) included in net income	$(168)	Investment securities and other investment gains
	(168)	Income before income taxes
Tax effect	63	Income tax expense
Net of tax	$(105)	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2013 and 2012, there were 1,399,533 and 1,472,043 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
The Company contributions are allocated among the participants on the basis of compensation. Each participant’s account is credited with cash and/or shares of 1st Source common stock based on that participant’s compensation earned during the year. After completing 5 years of service in which they worked at least 1,000 hours per year, a participant will be completely vested in the Company's contribution. An employee is always 100% vested in their deferral. Plan participants are entitled to receive distributions from their Plan accounts upon termination of service, retirement, or death.
Contribution expense for the years ended December 31, 2013, 2012, and 2011, amounted to $4.38 million, $4.52 million, and $4.30 million, respectively.

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
The Company’s net periodic post retirement benefit cost (recovery) recognized in the Statements of Income for the years ended December 31, 2013, 2012 and 2011, amounted to $(0.04) million, $(0.01) million, and $(0.03) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2013, 2012, and 2011.
Note 16 — Employee Stock Benefit Plans
As of December 31, 2013, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, namely, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), and the 1998 Performance Compensation Plan (PCP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2013. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $1.97 million during 2013, $4.30 million in 2012, and $2.45 million in 2011.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2011	2,319,648	438,610	$16.92	62,508	$17.18
Shares authorized - 2011 EIP	190,515	—	—	—	—
Shares authorized - 2011 Stock Option Plan	2,000,000	—	—	—	—
Shares authorized - 1982 Restricted Stock Plan	100,000	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	100,000	—	—	—	—
Granted	(261,523)	261,523	20.15	—	—
Stock options exercised	—	—	—	(5,090)	19.15
Stock awards vested	—	(121,744)	17.08	—	—
Forfeited	1,029	(47,541)	13.71	(35,418)	20.09
Canceled	(2,129,177)	—	—	—	—
Balance, December 31, 2011	2,320,492	530,848	18.76	22,000	12.04

Shares authorized - 2012 EIP	76,815	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	2,302	—	—	—	—
Granted	(98,617)	98,617	21.95	—	—
Stock options exercised	—	—	—	(14,500)	12.04
Stock awards vested	—	(190,674)	17.24	—	—
Forfeited	4,124	(5,587)	19.71	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2012	2,305,116	433,204	20.15	7,500	12.04

Shares authorized - 2013 EIP	61,970	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	2,010	—	—	—	—
Granted	(88,980)	88,980	24.19	—	—
Stock options exercised	—	—	—	(7,500)	12.04
Stock awards vested	—	(85,985)	19.58	—	—
Forfeited	5,642	(10,754)	20.71	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2013	2,285,758	425,445	$21.09	—	$—
Stock Option Plans — Incentive stock option plans include the 2001 Stock Option Plan (the “2001 Plan”) and the 2011 Stock Option Plan (the “2011 Plan”). The 2001 Plan was terminated, except for outstanding options, after the 2011 Plan was approved by the shareholders. During 2013, all remaining shares available for issuance upon exercise from previous grants under the 2001 Plan were exercised. No additional grants will be made under the 2001 Plan. There were 2,000,000 shares available for issuance under the 2011 Plan.
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
There were 7,500, 14,500 and 5,090 stock options exercised during 2013, 2012 and 2011, respectively. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2013 or 2012 and an insignificant amount was recognized in 2011.

The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility estimated over a period equal to the expected life of the options. In estimating the fair value of stock options under the Black-Scholes valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected life of the options granted is derived based on past experience and represents the period of time that options granted are expected to be outstanding.
Stock Award Plans — Incentive stock award plans include the EIP, the PCP and the RSAP. The EIP is administered by the Committee. Awards under the EIP and PCP include “book value” shares and “market value” shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over a two to ten years period and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.
Stock-based compensation expense relating to the EIP, PCP and RSAP totaled $2.90 million in 2013, $2.07 million in 2012, and $2.09 million in 2011. The total income tax benefit recognized in the accompanying Statements of Income related to stock-based compensation was $1.10 million in 2013, $0.78 million in 2012, and $0.79 million in 2011. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/PCP/RSAP) was $6.09 million at December 31, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.08 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2013, 2012, and 2011 offerings were $24.32 (1.82%), $20.54 (0.15%), and $20.29 (0.00%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 3, 2013 and runs through June 1, 2015, with $180,190 in stock value to be purchased at $24.32 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense:

Year Ended December 31 (Dollars in thousands)	2013	2012	2011
Current:
Federal	$28,634	$30,041	$18,985
State	2,298	3,647	2,975
Total current	30,932	33,688	21,960
Deferred:
Federal	(2,337)	(7,087)	3,596
State	390	(554)	38
Total deferred	(1,947)	(7,641)	3,634
Total provision	$28,985	$26,047	$25,594
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes:

	2013		2012		2011
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$29,380	35.0%	$26,488	35.0%	$25,826	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,219)	(1.5)	(1,370)	(1.8)	(1,668)	(2.3)
State taxes, net of federal income tax benefit	1,747	2.1	2,010	2.7	1,958	2.7
Other	(923)	(1.1)	(1,081)	(1.5)	(522)	(0.7)
Total	$28,985	34.5%	$26,047	34.4%	$25,594	34.7%

The tax expense applicable to securities gains for the years 2013, 2012, and 2011 was $170,000, $222,000, and $530,000, respectively.
The following table shows the composition of deferred tax assets and liabilities as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Reserve for loan and lease losses	$32,545	$32,979
Accruals for employee benefits	4,153	3,590
Other	2,243	1,831
Total deferred tax assets	38,941	38,400
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	22,296	23,795
Net unrealized gains on securities available-for-sale	3,956	12,087
Differing bases in assets related to acquisitions	4,725	4,376
Mortgage servicing	1,588	1,493
Capitalized loan costs	816	1,440
Prepaid expenses	931	826
Other	956	781
Total deferred tax liabilities	35,268	44,798
Net deferred tax asset (liability)	$3,673	$(6,398)
No valuation allowance for deferred tax assets was recorded at December 31, 2013 and 2012 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

(Dollars in thousands)	2013	2012	2011
Balance, beginning of year	$4,068	$3,387	$3,424
Additions based on tax positions related to the current year	484	704	419
Additions for tax positions of prior years	1,118	1,471	1,632
Reductions for tax positions of prior years	—	(49)	(79)
Reductions due to lapse in statute of limitations	(1,059)	(1,445)	(1,165)
Settlements	—	—	(844)
Balance, end of year	$4,611	$4,068	$3,387
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.62 million at December 31, 2013, $2.02 million at December 31, 2012 and $1.67 million at December 31, 2011. Interest and penalties are recognized through the income tax provision. For the years 2013, 2012 and 2011, the Company recognized approximately $0.14 million, $(0.02) million and $(0.03) million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.69 million, $0.55 million and $0.57 million were accrued at December 31, 2013, 2012 and 2011, respectively.
Tax years that remain open and subject to audit include the federal 2010-2013 years and the Indiana 2009-2013 years. Additionally, during 2011 the Company reached a state tax settlement for the 2008 year and as a result recorded a reduction of unrecognized tax benefits in the amount of $0.84 million that affected the effective tax rate and increased earnings in the amount of $0.47 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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

The Company’s liability for repurchases, included in accrued expenses and other liabilities on the Statements of Financial Condition, was $2.46 million and $1.59 million as of December 31, 2013 and 2012, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Commitments — 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.21 million in 2014, $2.62 million in 2015, $2.47 million in 2016, $2.25 million in 2017, $2.01 million in 2018, and $5.12 million, thereafter. As of December 31, 2013, future minimum rentals to be received under noncancellable subleases totaled $2.49 million.
The following table shows rental expense of office premises and equipment and related sublease income:

Year Ended December 31 (Dollars in thousands)	2013	2012	2011
Gross rental expense	$3,875	$3,787	$3,714
Sublease rental income	(910)	(878)	(878)
Net rental expense	$2,965	$2,909	$2,836
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit are essentially the same as those involved in extending loan commitments to clients. Standby letters of credit totaled $19.27 million and $17.29 million at December 31, 2013 and 2012, respectively. Standby letters of credit generally have terms ranging from six months to one year.
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

The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2013 and 2012:

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$462,790	Other assets	$9,894	Other liabilities	$10,087
Loan commitments	7,878	Mortgages held for sale	12	N/A	—
Forward contracts - mortgage loan	10,600	Mortgages held for sale	121	N/A	—
Forward contracts - foreign exchange	1,308	N/A	—	Other assets	7
Total - December 31, 2013	$482,576		$10,027		$10,094

Interest rate swap contracts	$446,024	Other assets	$16,126	Other liabilities	$16,444
Loan commitments	33,961	Mortgages held for sale	220	N/A	—
Forward contracts - mortgage loan	21,500	N/A	—	Mortgages held for sale	33
Total - December 31, 2012	$501,485		$16,346		$16,477
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments at December 31, 2013, 2012 and 2011:

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2013	2012	2011
Interest rate swap contracts	Other expense	$124	$131	$57
Interest rate swap contracts	Other income	716	721	588
Loan commitments	Mortgage banking income	(208)	31	159
Forward contracts - mortgage loan	Mortgage banking income	154	185	(669)
Forward contracts - foreign exchange	Other income	(7)	—	—
Total		$779	$1,068	$135
The following table shows the offsetting of financial assets and derivative assets at December 31, 2013 and 2012:

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013
Interest rate swaps	$10,511	$617	$9,894	$—	$—	$9,894

December 31, 2012
Interest rate swaps	$17,422	$1,296	$16,126	$—	$—	$16,126

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2013 and 2012:

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2013
Interest rate swaps	$10,704	$617	$10,087	$—	$8,409	$1,678
Repurchase agreements	117,620	—	117,620	117,620	—	—
Total	$128,324	$617	$127,707	$117,620	$8,409	$1,678

December 31, 2012
Interest rate swaps	$17,740	$1,296	$16,444	$—	$15,811	$633
Repurchase agreements	100,180	—	100,180	100,180	—	—
Total	$117,920	$1,296	$116,624	$100,180	$15,811	$633
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.
Note 20 — Regulatory Matters
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2013 and 2012:

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$599,603	15.86%	$302,409	8.00%	$378,011	10.00%
1st Source Bank	566,307	15.01%	301,783	8.00%	377,229	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	549,441	14.54%	151,205	4.00%	226,807	6.00%
1st Source Bank	518,230	13.74%	150,892	4.00%	226,338	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	549,441	12.08%	182,008	4.00%	227,510	5.00%
1st Source Bank	518,230	11.41%	181,726	4.00%	227,157	5.00%
2012
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$555,163	15.57%	$285,304	8.00%	$356,631	10.00%
1st Source Bank	535,409	15.05%	284,611	8.00%	355,763	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	508,582	14.26%	142,652	4.00%	213,978	6.00%
1st Source Bank	490,077	13.78%	142,305	4.00%	213,458	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	508,582	11.47%	177,299	4.00%	221,624	5.00%
1st Source Bank	490,077	11.08%	176,928	4.00%	221,160	5.00%
The Bank was required to maintain noninterest bearing cash balances with the Federal Reserve Bank until July 11, 2012 when the Federal Reserve eliminated the contractual clearing balance program. The average balance of these deposits for the year ended December 31, 2012 was approximately $1.62 million.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2013, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2013 and 2012, all mortgages held for sale are carried at fair value.

The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2013 and 2012:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2013
Mortgages held for sale reported at fair value:
Total Loans	$6,079	$5,974	$105	(1)
December 31, 2012
Mortgages held for sale reported at fair value:
Total Loans	$10,879	$10,293	$586	(1)

(1)The excess of fair value carrying amount over unpaid principal is included in mortgage banking income and includes changes in fair value at and subsequent to funding and gains and losses on the related loan commitment prior to funding.
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
The following table shows the balance of assets and liabilities at December 31, 2013 and 2012 measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,631	$375,408	$—	$395,039
U.S. States and political subdivisions securities	—	117,741	5,498	123,239
Mortgage-backed securities - Federal agencies	—	275,080	—	275,080
Corporate debt securities	—	31,065	—	31,065
Foreign government and other securities	—	709	—	709
Total debt securities	19,631	800,003	5,498	825,132
Marketable equity securities	7,568	—	—	7,568
Total investment securities available-for-sale	27,199	800,003	5,498	832,700
Trading account securities	192	—	—	192
Mortgages held for sale	—	6,079	—	6,079
Accrued income and other assets (interest rate swap agreements)	—	9,894	—	9,894
Total - December 31, 2013	$27,391	$815,976	$5,498	$848,865

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,087	$—	$10,087
Total - December 31, 2013	$—	$10,087	$—	$10,087

Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,063	$402,190	$—	$422,253
U.S. States and political subdivisions securities	—	97,736	7,701	105,437
Mortgage-backed securities - Federal agencies	—	312,407	—	312,407
Corporate debt securities	—	31,248	—	31,248
Foreign government and other securities	—	3,726	—	3,726
Total debt securities	20,063	847,307	7,701	875,071
Marketable equity securities	5,693	—	—	5,693
Total investment securities available-for-sale	25,756	847,307	7,701	880,764
Trading account securities	146	—	—	146
Mortgages held for sale	—	10,879	—	10,879
Accrued income and other assets (interest rate swap agreements)	—	16,126	—	16,126
Total - December 31, 2012	$25,902	$874,312	$7,701	$907,915

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,444	$—	$16,444
Total - December 31, 2012	$—	$16,444	$—	$16,444

The following table shows the changes in Level 3 assets and liabilities at December 31, 2013 and 2012 measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2013	$7,701	$—	$7,701
Total gains or losses (realized/unrealized):
Included in earnings	(140)	—	(140)
Included in other comprehensive income	566	—	566
Purchases	2,200	—	2,200
Issuances	—	—	—
Sales	(2,000)	—	(2,000)
Settlements	—	—	—
Maturities	(2,829)	—	(2,829)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2013	$5,498	$—	$5,498

Beginning balance January 1, 2012	$10,493	$675	$11,168
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	258	—	258
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Maturities	(3,050)	—	(3,050)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(675)	(675)
Ending balance December 31, 2012	$7,701	$—	$7,701
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2013 or 2012. A foreign government debt security was transferred from Level 3 to Level 2 during 2012 due to the Company’s periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement. No transfers between Level 1 and 2 occurred during 2013 or 2012.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2013
Investment securities available-for-sale
Direct placement municipal securities	$5,498	Discounted cash flows	Credit spread assumption	0.90% - 1.52%
Total investment securities available-for-sale	$5,498

December 31, 2012
Investment securities available-for-sale
Adjustable rate securities	$3,364	Discounted cash flows	Illiquidity adjustment	4% - 8%
			Term assumption (1)	5 years
			Coupon forecast assumption	0.50% - 0.88%

Direct placement municipal securities	4,337	Discounted cash flows	Credit spread assumption	1.22% - 1.95%
Total investment securities available-for-sale	$7,701

(1)Term assumption is influenced by security call history

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
The Credit Policy Committee, a management committee, is responsible for overseeing the valuation processes and procedures for Level 3 measurements of impaired loans, other real estate and repossessions. The Credit Policy Committee reviews these assets on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues. The Credit Policy Committee establishes discounts based on asset type and valuation source; deviations from the standard are documented. The discounts are reviewed periodically, annually at a minimum, to determine they remain appropriate. Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets. The Loan and Funds Management Committee of the Board of Directors is responsible for overseeing the Credit Policy Committee.
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
Impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach. In accordance with fair value measurements, only impaired loans for which a reserve for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, only a portion of the Company's impaired loans are classified in the fair value hierarchy.
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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2013 and 2012, respectively: impaired loans - $0.00 million and $0.46 million; partnership investments - $(0.42) million and $(0.28) million; mortgage servicing rights - $0.00 million and $(0.24) million; repossessions - $0.02 million and $0.40 million, and other real estate - $0.34 million and $0.71 million.
The following table shows the carrying value of assets at December 31, 2013 and 2012, measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2013
Impaired loans - collateral based	$—	$—	$670	$670
Accrued income and other assets (partnership investments)	—	—	2,156	2,156
Accrued income and other assets (mortgage servicing rights)	—	—	4,844	4,844
Accrued income and other assets (repossessions)	—	—	4,262	4,262
Accrued income and other assets (other real estate)	—	—	5,490	5,490
Total	$—	$—	$17,422	$17,422
December 31, 2012
Impaired loans - collateral based	$—	$—	$2,027	$2,027
Accrued income and other assets (partnership investments)	—	—	2,032	2,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,645	4,645
Accrued income and other assets (repossessions)	—	—	63	63
Accrued income and other assets (other real estate)	—	—	5,344	5,344
Total	$—	$—	$14,111	$14,111
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013 and 2012.

(Dollars in thousands)	Carrying Value	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2013
Impaired loans	$670	$670	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,844	8,127	Discounted cash flows	Constant prepayment rate (CPR)	9.9% - 11.9%
				Discount rate	10.0% - 13.0%

Repossessions	4,262	4,435	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%

Other real estate	5,490	6,606	Appraisals	Discount for lack of marketability	0% - 48%

December 31, 2012
Impaired loans	$2,027	$2,027	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,645	5,760	Discounted cash flows	Constant prepayment rate (CPR)	14.1% - 23.2%
				Discount rate	8.5% - 11.5%

Repossessions	63	59	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 45%

Other real estate	5,344	6,550	Appraisals	Discount for lack of marketability	0% - 68%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments as of December 31, 2013 and 2012.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Cash and due from banks	$77,568	$77,568	$77,568	$—	$—
Federal funds sold and interest bearing deposits with other banks	2,484	2,484	2,484	—	—
Investment securities, available-for-sale	832,700	832,700	27,199	800,003	5,498
Other investments and trading account securities	22,592	22,592	22,592	—	—
Mortgages held for sale	6,079	6,079	—	6,079	—
Loans and leases, net of reserve for loan and lease losses	3,465,819	3,491,718	—	—	3,491,718
Cash surrender value of life insurance policies	58,558	58,558	58,558	—	—
Mortgage servicing rights	4,844	8,127	—	—	8,127
Interest rate swaps	9,894	9,894	—	9,894	—
Liabilities:
Deposits	$3,653,650	$3,657,586	$2,722,804	$934,782	$—
Short-term borrowings	314,131	314,131	184,304	129,827	—
Long-term debt and mandatorily redeemable securities	58,335	56,896	—	56,896	—
Subordinated notes	58,764	62,602	—	62,602	—
Interest rate swaps	10,087	10,087	—	10,087	—
Off-balance-sheet instruments *	—	177	—	177	—

December 31, 2012
Assets:
Cash and due from banks	$83,232	$83,232	$83,232	$—	$—
Federal funds sold and interest bearing deposits with other banks	702	702	702	—	—
Investment securities, available-for-sale	880,764	880,764	25,756	847,307	7,701
Other investments and trading account securities	22,755	22,755	22,755	—	—
Mortgages held for sale	10,879	10,879	—	10,879	—
Loans and leases, net of reserve for loan and lease losses	3,244,242	3,287,976	—	—	3,287,976
Cash surrender value of life insurance policies	56,572	56,572	56,572	—	—
Mortgage servicing rights	4,645	5,760	—	—	5,760
Interest rate swaps	16,126	16,126	—	16,126	—
Liabilities:
Deposits	$3,624,347	$3,641,280	$2,556,122	$1,085,158	$—
Short-term borrowings	169,188	169,188	161,138	8,050	—
Long-term debt and mandatorily redeemable securities	71,021	71,557	—	71,557	—
Subordinated notes	58,764	72,914	—	72,914	—
Interest rate swaps	16,444	16,444	—	16,444	—
Off-balance-sheet instruments *	—	188	—	188	—

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
Subordinated Notes — Fair values are estimated based on calculated market prices of comparable securities.
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
These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. These estimates are subjective in nature and require considerable judgment to interpret market data. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange, nor are they intended to represent the fair value of the Company as a whole. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet date. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.
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

Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2013	2012
ASSETS
Cash and cash equivalents	$54,348	$32,603
Short-term investments with bank subsidiary	500	500
Investment securities, available-for-sale (amortized cost of $1,218 and $1,243 at December 31, 2013 and 2012, respectively)	5,636	3,779
Other investments	1,470	1,470
Trading account securities	192	146
Investments in:
Bank subsidiaries	607,695	594,851
Non-bank subsidiaries	2,374	2,120
Premises and equipment, net	—	30
Other assets	5,475	5,693
Total assets	$677,690	$641,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$12,351	$4,659
Other liabilities	5,373	4,824
Long-term debt and mandatorily redeemable securities	15,824	14,290
Subordinated notes	58,764	58,764
Total liabilities	92,312	82,537
Shareholders’ equity	585,378	558,655
Total liabilities and shareholders’ equity	$677,690	$641,192
STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2013	2012	2011
Income:
Dividends from bank subsidiary	$30,429	$58,739	$28,175
Rental income from subsidiaries	2,165	1,873	1,772
Other	418	499	418
Investment securities and other investment gains	626	273	237
Total income	33,638	61,384	30,602
Expenses:
Interest on subordinated notes	4,220	6,484	6,589
Interest on long-term debt and mandatorily redeemable securities	999	1,108	1,039
Interest on commercial paper and other short-term borrowings	23	17	18
Rent expense	1,698	1,635	1,483
Other	639	354	763
Total expenses	7,579	9,598	9,892
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	26,059	51,786	20,710
Income tax benefit	1,650	2,274	2,607
Income before equity in undistributed (distributed in excess of) income of subsidiaries	27,709	54,060	23,317
Equity in (distributed in excess of) undistributed income of subsidiaries:
Bank subsidiaries	26,995	(4,690)	24,511
Non-bank subsidiaries	254	263	367
Net income	$54,958	$49,633	$48,195

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2013	2012	2011
Operating activities:
Net income	$54,958	$49,633	$48,195
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(27,249)	4,427	(24,878)
Depreciation of premises and equipment	30	39	76
Realized/unrealized investment securities and other investment gains	(626)	(273)	(237)
Change in trading account securities	(46)	(14)	6
Other	1,714	3,600	2,246
Net change in operating activities	28,781	57,412	25,408
Investing activities:
Proceeds from sales and maturities of investment securities	9	500	657
Purchases of other investments	—	(1,470)	—
Net change in premises and equipment	—	(6)	142
Return of capital from subsidiaries	1	—	1,000
Net change in investing activities	10	(976)	1,799
Financing activities:
Net change in commercial paper	7,692	(3,342)	3,760
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,331	2,627	1,936
Payments on subordinated notes	—	(30,928)	—
Payments on long-term debt and mandatorily redeemable securities	(397)	(317)	(328)
Net proceeds from issuance of treasury stock	3,655	3,935	2,953
Repurchase of common stock warrant	—	—	(3,750)
Acquisition of treasury stock	(2,273)	(3,701)	(2,241)
Cash dividends paid on common stock	(17,054)	(16,522)	(15,921)
Net change in financing activities	(7,046)	(48,248)	(13,591)
Net change in cash and cash equivalents	21,745	8,188	13,616
Cash and cash equivalents, beginning of year	32,603	24,415	10,799
Cash and cash equivalents, end of year	$54,348	$32,603	$24,415

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.  Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2013, 1st Source’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 36.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ ANDREA G. SHORT
Andrea G. Short, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B.  Other Information.
None

Part III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2014 Proxy Statement is incorporated herein by reference.
Item 11.  Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2014 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2014 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2013:

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 stock option plan	—	$—	2,000,000
1997 employee stock purchase plan	17,372	21.74	126,529
1982 executive incentive plan	—	—	148,454	(1)(2)
1982 restricted stock award plan	—	—	47,627	(1)
1998 performance compensation plan	—	—	89,677	(1)(2)
Total plans approved by shareholders	17,372	$21.74	2,412,287
Equity compensation plans not approved by shareholders	—	—	—
Total equity compensation plans	17,372	$21.74	2,412,287

(1)	Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.

(2)	Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2014 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2014 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, as amended April 30, 1996, and filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended July 25, 2013, filed as exhibit to Form 8-K, dated July 25, 2013, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(2)	Employment Agreement of Andrea G. Short dated January 1, 2013, filed as exhibit to Form 10-K, dated December 31, 2012, and incorporated herein by reference.

10(a)(3)	Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, and incorporated herein by reference.

10(a)(4)	Employment Agreement of Steven J. Wessell, dated June 1, 2011, filed as exhibit to Form 10-Q, dated March 31, 2012, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended February 3, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, and filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

10(e)	1st Source Corporation 1998 Performance Compensation Plan, amended January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(f)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated, December 31, 2005, and incorporated herein by reference.

10 (g)	1st Source Corporation 2011 Stock Option Plan, dated January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10 (h)	1st Source Corporation Director Retainer Stock Plan, dated May 1, 2013, filed as an exhibit to Form 10-K, dated December 31, 2013.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Leasing, Inc.	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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
Date: February 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 21, 2014
Christopher J. Murphy III	President and Chief Executive Officer

/s/ WELLINGTON D. JONES III	Vice Chairman of the Board	February 21, 2014
Wellington D. Jones III	and Director

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 21, 2014
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 21, 2014
John B. Griffith	and General Counsel

/s/ ALLISON N. EGIDI	Director	February 21, 2014
Allison N. Egidi

/s/ DANIEL B. FITZPATRICK	Director	February 21, 2014
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 21, 2014
Tracy D. Graham

/s/ CRAIG A. KAPSON	Director	February 21, 2014
Craig A. Kapson

/s/ NAJEEB A. KHAN	Director	February 21, 2014
Najeeb A. Khan

/s/ VINOD M. KHILNANI	Director	February 21, 2014
Vinod M. Khilnani

/s/ REX MARTIN	Director	February 21, 2014
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 21, 2014
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 21, 2014
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 21, 2014
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 21, 2014
Mark D. Schwabero