Form 10-Q
period 2014-03-31
1ST SOURCE CORP
filed 2014-04-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of common stock outstanding as of April 18, 2014 — 24,334,787 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$92,465	$77,568
Federal funds sold and interest bearing deposits with other banks	1,362	2,484
Investment securities available-for-sale (amortized cost of $826,007 and $822,163 at March 31, 2014 and December 31, 2013, respectively)	839,597	832,700
Other investments	22,400	22,400
Trading account securities	192	192
Mortgages held for sale	10,961	6,079
Loans and leases, net of unearned discount:
Commercial and agricultural loans	698,246	679,492
Auto and light truck	388,665	391,649
Medium and heavy duty truck	237,906	237,854
Aircraft financing	730,803	738,133
Construction equipment financing	352,796	333,088
Commercial real estate	588,629	583,997
Residential real estate	455,678	460,981
Consumer loans	124,845	124,130
Total loans and leases	3,577,568	3,549,324
Reserve for loan and lease losses	(85,010)	(83,505)
Net loans and leases	3,492,558	3,465,819
Equipment owned under operating leases, net	58,468	60,967
Net premises and equipment	45,856	46,630
Goodwill and intangible assets	86,057	86,343
Accrued income and other assets	123,277	121,644
Total assets	$4,773,193	$4,722,826

LIABILITIES
Deposits:
Noninterest bearing	$750,662	$735,212
Interest bearing	2,957,761	2,918,438
Total deposits	3,708,423	3,653,650
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	168,339	181,120
Other short-term borrowings	129,308	133,011
Total short-term borrowings	297,647	314,131
Long-term debt and mandatorily redeemable securities	59,555	58,335
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	52,218	52,568
Total liabilities	4,176,607	4,137,448

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 at March 31, 2014 and December 31, 2013	346,535	346,535
Retained earnings	270,848	261,626
Cost of common stock in treasury (1,306,006 shares at March 31, 2014 and 1,319,377 shares at December 31, 2013)	(29,285)	(29,364)
Accumulated other comprehensive income	8,488	6,581
Total shareholders’ equity	596,586	585,378
Total liabilities and shareholders’ equity	$4,773,193	$4,722,826
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans and leases	$38,914	$39,170
Investment securities, taxable	3,345	3,695
Investment securities, tax-exempt	819	771
Other	277	242
Total interest income	43,355	43,878

Interest expense:
Deposits	2,971	4,542
Short-term borrowings	136	32
Subordinated notes	1,055	1,055
Long-term debt and mandatorily redeemable securities	575	495
Total interest expense	4,737	6,124

Net interest income	38,618	37,754
Provision for loan and lease losses	804	757
Net interest income after provision for loan and lease losses	37,814	36,997

Noninterest income:
Trust fees	4,476	4,101
Service charges on deposit accounts	2,066	2,239
Debit card income	2,232	2,065
Mortgage banking income	1,334	1,628
Insurance commissions	1,563	1,446
Equipment rental income	4,082	4,012
Gains on investment securities available-for-sale	963	—
Other income	2,682	3,457
Total noninterest income	19,398	18,948

Noninterest expense:
Salaries and employee benefits	19,482	19,936
Net occupancy expense	2,437	2,207
Furniture and equipment expense	4,237	3,899
Depreciation - leased equipment	3,249	3,225
Professional fees	1,128	1,355
Supplies and communication	1,392	1,536
FDIC and other insurance	864	878
Business development and marketing expense	1,684	773
Loan and lease collection and repossession expense	(494)	757
Other expense	1,994	1,984
Total noninterest expense	35,973	36,550

Income before income taxes	21,239	19,395
Income tax expense	7,607	6,991

Net income	$13,632	$12,404

Per common share:
Basic net income per common share	$0.55	$0.50
Diluted net income per common share	$0.55	$0.50
Dividends	$0.17	$0.17
Basic weighted average common shares outstanding	24,317,446	24,321,985
Diluted weighted average common shares outstanding	24,317,446	24,324,328
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$13,632	$12,404

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	4,016	(1,931)
Reclassification adjustment for realized (gains) losses included in net income	(963)	—
Income tax effect	(1,146)	725
Other comprehensive income (loss), net of tax	1,907	(1,206)

Comprehensive income	$15,539	$11,198
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2013	$—	$346,535	$223,715	$(31,134)	$19,539	$558,655
Net income	—	—	12,404	—	—	12,404
Other comprehensive loss	—	—	—	—	(1,206)	(1,206)
Issuance of 148,627 common shares under stock based compensation awards, including related tax effects	—	—	(281)	3,530	—	3,249
Cost of 24,800 shares of common stock acquired for treasury	—	—	—	(566)	—	(566)
Common stock dividend ($0.17 per share)	—	—	(4,174)	—	—	(4,174)
Balance at March 31, 2013	$—	$346,535	$231,664	$(28,170)	$18,333	$568,362

Balance at January 1, 2014	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	13,632	—	—	13,632
Other comprehensive income	—	—	—	—	1,907	1,907
Issuance of 61,978 common shares under stock based compensation awards, including related tax effects	—	—	(243)	1,480	—	1,237
Cost of 48,607 shares of common stock acquired for treasury	—	—	—	(1,401)	—	(1,401)
Common stock dividend ($0.17 per share)	—	—	(4,167)	—	—	(4,167)
Balance at March 31, 2014	$—	$346,535	$270,848	$(29,285)	$8,488	$596,586
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$13,632	$12,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	804	757
Depreciation of premises and equipment	1,189	1,148
Depreciation of equipment owned and leased to others	3,249	3,225
Amortization of investment security premiums and accretion of discounts, net	1,044	942
Amortization of mortgage servicing rights	286	480
Deferred income taxes	(905)	433
Gains on investment securities available-for-sale	(963)	—
Originations of loans held for sale, net of principal collected	(22,470)	(26,885)
Proceeds from the sales of loans held for sale	18,373	28,308
Net gain on sale of loans held for sale	(785)	(1,178)
Change in trading account securities	—	(16)
Change in interest receivable	(714)	(1,339)
Change in interest payable	100	856
Change in other assets	3,433	865
Change in other liabilities	905	(728)
Other	1,271	112
Net change in operating activities	18,449	19,384

Investing activities:
Proceeds from sales of investment securities	1,236	—
Proceeds from maturities of investment securities	64,251	65,273
Purchases of investment securities	(69,412)	(47,367)
Loans sold or participated to others	689	8,109
Net change in loans and leases	(33,676)	(54,653)
Net change in equipment owned under operating leases	(750)	(4,509)
Purchases of premises and equipment	(421)	(1,761)
Net change in investing activities	(38,083)	(34,908)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	(6,167)	(33,078)
Net change in certificates of deposit	60,940	89,297
Net change in short-term borrowings	(16,484)	(54,311)
Proceeds from issuance of long-term debt	5,647	4,912
Payments on long-term debt	(6,096)	(9,189)
Net proceeds from issuance of treasury stock	1,237	3,249
Acquisition of treasury stock	(1,401)	(566)
Cash dividends paid on common stock	(4,267)	(4,267)
Net change in financing activities	33,409	(3,953)

Net change in cash and cash equivalents	13,775	(19,477)

Cash and cash equivalents, beginning of year	80,052	83,934

Cash and cash equivalents, end of period	$93,827	$64,457

Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$5,444	$822
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	—	2,801
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

The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2013 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2.       Recent Accounting Pronouncements

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure: In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04 "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective either on a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company is assessing the impact of ASU 2014-04 on its disclosures.

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

Investment Companies: In June 2013, the FASB issued ASU No. 2013-08 “Financial Services-Investment Companies (Topic 946) — Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Early application is prohibited. The Company determined that 1st Source Capital Corporation, a wholly-owned subsidiary of 1st Source Bank, is considered an investment company and is applying the guidance in Topic 946 in accordance with ASU 2013-08.

Note 3.       Investment Securities

The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. Treasury and Federal agencies securities	$400,973	$4,440	$(4,023)	$401,390
U.S. States and political subdivisions securities	124,174	3,775	(555)	127,394
Mortgage-backed securities — Federal agencies	266,392	5,395	(2,267)	269,520
Corporate debt securities	31,875	308	(43)	32,140
Foreign government and other securities	700	2	—	702
Total debt securities	824,114	13,920	(6,888)	831,146
Marketable equity securities	1,893	6,560	(2)	8,451
Total investment securities available-for-sale	$826,007	$20,480	$(6,890)	$839,597

December 31, 2013
U.S. Treasury and Federal agencies securities	$394,558	$5,008	$(4,527)	$395,039
U.S. States and political subdivisions securities	120,416	3,670	(847)	123,239
Mortgage-backed securities — Federal agencies	273,495	5,148	(3,563)	275,080
Corporate debt securities	30,828	241	(4)	31,065
Foreign government and other securities	700	9	—	709
Total debt securities	819,997	14,076	(8,941)	825,132
Marketable equity securities	2,166	5,404	(2)	7,568
Total investment securities available-for-sale	$822,163	$19,480	$(8,943)	$832,700

At March 31, 2014 and December 31, 2013, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in securities available-for-sale at March 31, 2014. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$37,524	$38,027
Due after one year through five years	400,315	404,908
Due after five years through ten years	117,501	116,329
Due after ten years	2,382	2,362
Mortgage-backed securities	266,392	269,520
Total debt securities available-for-sale	$824,114	$831,146

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis. The gross gains and losses for the three months ended March 31, 2014 reflect the sale of marketable equity securities.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Gross realized gains	$963	$—
Gross realized losses	—	—
Net realized gains (losses)	$963	$—

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. Treasury and Federal agencies securities	$210,143	$(3,876)	$15,044	$(147)	$225,187	$(4,023)
U.S. States and political subdivisions securities	34,278	(528)	915	(27)	35,193	(555)
Mortgage-backed securities - Federal agencies	72,185	(1,438)	14,813	(829)	86,998	(2,267)
Corporate debt securities	6,066	(43)	—	—	6,066	(43)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	322,772	(5,885)	30,772	(1,003)	353,544	(6,888)
Marketable equity securities	—	—	4	(2)	4	(2)
Total investment securities available-for-sale	$322,772	$(5,885)	$30,776	$(1,005)	$353,548	$(6,890)

December 31, 2013
U.S. Treasury and Federal agencies securities	$153,868	$(4,404)	$15,085	$(123)	$168,953	$(4,527)
U.S. States and political subdivisions securities	37,115	(814)	1,419	(33)	38,534	(847)
Mortgage-backed securities - Federal agencies	99,488	(3,099)	5,352	(464)	104,840	(3,563)
Corporate debt securities	6,332	(4)	—	—	6,332	(4)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	296,803	(8,321)	21,856	(620)	318,659	(8,941)
Marketable equity securities	—	—	4	(2)	4	(2)
Total investment securities available-for-sale	$296,803	$(8,321)	$21,860	$(622)	$318,663	$(8,943)

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

There were no other-than-temporary-impairment (OTTI) write-downs in 2014 or 2013.

At March 31, 2014, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and political subdivisions. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.

At March 31, 2014 and December 31, 2013, investment securities with carrying values of $248.11 million and $237.42 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2014
Commercial and agricultural loans	$671,796	$26,450	$698,246
Auto and light truck	379,015	9,650	388,665
Medium and heavy duty truck	233,505	4,401	237,906
Aircraft financing	697,505	33,298	730,803
Construction equipment financing	345,542	7,254	352,796
Commercial real estate	564,365	24,264	588,629
Total	$2,891,728	$105,317	$2,997,045

December 31, 2013
Commercial and agricultural loans	$652,620	$26,872	$679,492
Auto and light truck	378,392	13,257	391,649
Medium and heavy duty truck	235,465	2,389	237,854
Aircraft financing	704,997	33,136	738,133
Construction equipment financing	325,849	7,239	333,088
Commercial real estate	557,692	26,305	583,997
Total	$2,855,015	$109,198	$2,964,213

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2014
Residential real estate	$453,025	$2,653	$455,678
Consumer	124,402	443	124,845
Total	$577,427	$3,096	$580,523

December 31, 2013
Residential real estate	$458,385	$2,596	$460,981
Consumer	123,663	467	124,130
Total	$582,048	$3,063	$585,111

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2014
Commercial and agricultural loans	$686,536	$200	$1	$—	$686,737	$11,509	$698,246
Auto and light truck	388,074	241	2	—	388,317	348	388,665
Medium and heavy duty truck	237,762	12	—	—	237,774	132	237,906
Aircraft financing	716,622	7,072	3,528	—	727,222	3,581	730,803
Construction equipment financing	351,206	424	—	—	351,630	1,166	352,796
Commercial real estate	583,474	—	—	—	583,474	5,155	588,629
Residential real estate	452,365	459	201	274	453,299	2,379	455,678
Consumer	123,669	598	135	33	124,435	410	124,845
Total	$3,539,708	$9,006	$3,867	$307	$3,552,888	$24,680	$3,577,568

December 31, 2013
Commercial and agricultural loans	$667,462	$263	$2	$—	$667,727	$11,765	$679,492
Auto and light truck	387,881	222	36	—	388,139	3,510	391,649
Medium and heavy duty truck	237,645	20	—	—	237,665	189	237,854
Aircraft financing	713,832	10,309	3,627	—	727,768	10,365	738,133
Construction equipment financing	331,083	973	—	—	332,056	1,032	333,088
Commercial real estate	576,933	—	—	—	576,933	7,064	583,997
Residential real estate	456,782	1,334	269	197	458,582	2,399	460,981
Consumer	122,657	786	220	84	123,747	383	124,130
Total	$3,494,275	$13,907	$4,154	$281	$3,512,617	$36,707	$3,549,324

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2014
With no related reserve recorded:
Commercial and agricultural loans	$11,146	$11,146	$—
Auto and light truck	266	266	—
Medium and heavy duty truck	—	—	—
Aircraft financing	3,650	3,652	—
Construction equipment financing	784	784	—
Commercial real estate	12,789	12,789	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related reserve recorded	28,635	28,637	—
With a reserve recorded:
Commercial and agricultural loans	—	—	—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	497	497	57
Construction equipment financing	345	345	9
Commercial real estate	—	—	—
Residential real estate	377	380	160
Consumer loans	—	—	—
Total with a reserve recorded	1,219	1,222	226
Total impaired loans	$29,854	$29,859	$226

December 31, 2013
With no related reserve recorded:
Commercial and agricultural loans	$11,231	$11,230	$—
Auto and light truck	3,499	3,499	—
Medium and heavy duty truck	—	—	—
Aircraft financing	9,764	9,764	—
Construction equipment financing	938	938	—
Commercial real estate	14,897	14,897	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related reserve recorded	40,329	40,328	—
With an allowance recorded:
Commercial and agricultural loans	—	—	—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	563	563	113
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	381	381	161
Consumer loans	—	—	—
Total with a reserve recorded	944	944	274
Total impaired loans	$41,273	$41,272	$274

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended March 31,
	2014		2013
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$11,255	$16	$8,319	$3
Auto and light truck	1,627	—	—	—
Medium and heavy duty truck	—	—	466	—
Aircraft financing	6,976	9	8,268	—
Construction equipment financing	949	—	4,705	2
Commercial real estate	13,666	147	20,545	152
Residential real estate	378	4	—	—
Consumer	—	—	—	—
Total	$34,851	$176	$42,303	$157

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during the three months ended March 31, 2014 and 2013, segregated by class, as well as the recorded investment as of March 31. The classification between nonperforming and performing is shown at the time of modification. During 2014 and 2013, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest or interest rate reductions below market rates. Consequently, the financial impact of the modifications is immaterial.

Three Months Ended March 31,
	2014		2013
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	—	$—	—	$—
Auto and light truck	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	1	596	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total performing TDR modifications	1	$596	—	$—

Nonperforming TDRs:
Commercial and agricultural loans	—	$—	1	$25
Auto and light truck	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total nonperforming TDR modifications	—	$—	1	$25
Total TDR modifications	1	$596	1	$25

There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2014 and 2013. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Performing TDRs	$9,331	$8,786
Nonperforming TDRs	9,434	11,824
Total TDRs	$18,765	$20,610

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2014 and 2013.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
March 31, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	15	11	—	—	2	1	16	258	303
Recoveries	379	234	37	57	166	39	5	87	1,004
Net charge-offs (recoveries)	(364)	(223)	(37)	(57)	(164)	(38)	11	171	(701)
Provision (recovery of provision)	(60)	(224)	162	415	178	165	(20)	188	804
Balance, end of period	$11,819	$9,656	$4,411	$34,509	$6,314	$12,609	$4,062	$1,630	$85,010

Ending balance, individually evaluated for impairment	$—	$—	$—	$57	$9	$—	$160	$—	$226
Ending balance, collectively evaluated for impairment	11,819	9,656	4,411	34,452	6,305	12,609	3,902	1,630	84,784
Total reserve for loan and lease losses	$11,819	$9,656	$4,411	$34,509	$6,314	$12,609	$4,062	$1,630	$85,010

Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,146	$266	$—	$4,147	$1,129	$12,789	$377	$—	$29,854
Ending balance, collectively evaluated for impairment	687,100	388,399	237,906	726,656	351,667	575,840	455,301	124,845	3,547,714
Total recorded investment in loans	$698,246	$388,665	$237,906	$730,803	$352,796	$588,629	$455,678	$124,845	$3,577,568

March 31, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,326	$8,864	$3,721	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	285	1	—	31	83	62	77	423	962
Recoveries	109	121	16	178	35	329	6	111	905
Net charge-offs (recoveries)	176	(120)	(16)	(147)	48	(267)	71	312	57
Provision (recovery of provision)	1,077	(288)	(264)	(520)	383	(124)	125	368	757
Balance, end of period	$13,227	$8,696	$3,473	$33,832	$5,725	$13,921	$3,706	$1,431	$84,011

Ending balance, individually evaluated for impairment	$434	$—	$—	$1,639	$—	$—	$—	$—	$2,073
Ending balance, collectively evaluated for impairment	12,793	8,696	3,473	32,193	5,725	13,921	3,706	1,431	81,938
Total reserve for loan and lease losses	$13,227	$8,696	$3,473	$33,832	$5,725	$13,921	$3,706	$1,431	$84,011

Recorded investment in loans
Ending balance, individually evaluated for impairment	$7,072	$—	$464	$14,762	$4,154	$20,203	$—	$—	$46,655
Ending balance, collectively evaluated for impairment	640,589	412,569	203,203	684,479	281,762	546,152	445,160	112,649	3,326,563
Total recorded investment in loans	$647,661	$412,569	$203,667	$699,241	$285,916	$566,355	$445,160	$112,649	$3,373,218

Note 6.       Mortgage Servicing Assets

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $828.02 million and $839.26 million at March 31, 2014 and December 31, 2013, respectively.

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

The following table shows changes in the carrying value of mortgage servicing assets and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Mortgage servicing assets:
Balance at beginning of period	$4,844	$4,645
Additions	201	363
Amortization	(286)	(480)
Sales	—	—
Carrying value before valuation allowance at end of period	4,759	4,528
Valuation allowance:
Balance at beginning of period	—	—
Impairment (charges) recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing assets at end of period	$4,759	$4,528
Fair value of mortgage servicing assets at end of period	$7,868	$6,137

During the three months ended March 31, 2014, the Company determined that it was not necessary to permanently write-down any previously established valuation allowance. At March 31, 2014 and 2013, the fair value of mortgage servicing assets exceeded the carrying value reported in the Statements of Financial Condition by $3.11 million and $1.61 million, respectively. This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.79 million and $0.82 million for the three months ended March 31, 2014 and 2013, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.

Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk

1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Statements of Financial Condition. The exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank issues standby letters of credit which are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit totaled $19.77 million and $19.27 million at March 31, 2014 and December 31, 2013, respectively. Standby letters of credit generally have terms ranging from six months to one year.

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

The following table shows the amounts of non-hedging derivative financial instruments at March 31, 2014 and December 31, 2013.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2014
Interest rate swap contracts	$465,980	Other assets	$9,531	Other liabilities	$9,719
Loan commitments	18,217	Mortgages held for sale	122	N/A	—
Forward contracts - mortgage loan	23,650	Mortgages held for sale	1	N/A	—
Forward contracts - foreign exchange	1,142	N/A	—	Other assets	2
Total	$508,989		$9,654		$9,721

December 31, 2013
Interest rate swap contracts	$462,790	Other assets	$9,894	Other liabilities	$10,087
Loan commitments	7,878	Mortgages held for sale	12	N/A	—
Forward contracts - mortgage loan	10,600	Mortgages held for sale	121	N/A	—
Forward contracts - foreign exchange	1,308	N/A	—	Other assets	7
Total	$482,576		$10,027		$10,094

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments for the three months ended March 31, 2014 and 2013.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2014	2013
Interest rate swap contracts	Other expense	$6	$30
Interest rate swap contracts	Other income	92	194
Loan commitments	Mortgage banking income	110	44
Forward contracts - mortgage loan	Mortgage banking income	(120)	17
Forward contracts - foreign exchange	Other income	(1)	—
Total		$87	$285

The following table shows the offsetting of financial assets and derivative assets at March 31, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014
Interest rate swaps	$10,065	$534	$9,531	$—	$—	$9,531

December 31, 2013
Interest rate swaps	$10,511	$617	$9,894	$—	$—	$9,894

The following table shows the offsetting of financial liabilities and derivative liabilities at March 31, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2014
Interest rate swaps	$10,253	$534	$9,719	$—	$9,032	$687
Repurchase agreements	124,339	—	124,339	124,339	—	—
Total	$134,592	$534	$134,058	$124,339	$9,032	$687

December 31, 2013
Interest rate swaps	$10,704	$617	$10,087	$—	$8,409	$1,678
Repurchase agreements	117,620	—	117,620	117,620	—	—
Total	$128,324	$617	$127,707	$117,620	$8,409	$1,678

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2014 and 2013.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2014	2013
Distributed earnings allocated to common stock	$4,135	$4,143
Undistributed earnings allocated to common stock	9,311	8,101
Net earnings allocated to common stock	13,446	12,244
Net earnings allocated to participating securities	186	160
Net income allocated to common stock and participating securities	$13,632	$12,404

Weighted average shares outstanding for basic earnings per common share	24,317,446	24,321,985
Dilutive effect of stock compensation	—	2,343
Weighted average shares outstanding for diluted earnings per common share	24,317,446	24,324,328

Basic earnings per common share	$0.55	$0.50
Diluted earnings per common share	$0.55	$0.50

Note 10.     Stock Based Compensation

As of March 31, 2014, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2013. These plans include three executive stock award plans, namely, the Executive Incentive Plan, the Restricted Stock Award Plan, and the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2014.

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

The stock-based compensation expense recognized in the Statements of Income for the three months ended March 31, 2014 and 2013 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

Total fair value of options vested and expensed was zero for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and 2013 there were no outstanding stock options. There were 7,500 stock options exercised at a weighted average price of $12.04 during the three months ended March 31, 2013. All shares issued in connection with stock option exercises are issued from available treasury stock.

As of March 31, 2014, there was $8.13 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.48 years.

Note 11.     Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities:

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2014	2013

Realized gains included in net income	$963	$—	Gains on investment securities available-for-sale
	963	—	Income before income taxes
Tax effect	(361)	—	Income tax expense
Net of tax	$602	$—	Net income

Note 12.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.65 million at March 31, 2014 and $2.62 million at December 31, 2013. Interest and penalties were recognized through the income tax provision. For the three months ended March 31, 2014 and 2013, the Company recognized approximately $0.02 million and $0.03 million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.72 million and $0.69 million were accrued at March 31, 2014 and December 31, 2013, respectively.

Effective January 1, 2014, the Indiana Financial Institutions (IFI) tax rate decreased from 8.5% to 8.0% and will continue to decrease by 0.5% each of the next three years. As a result of the rate change, the Company decreased the carrying value of certain state deferred tax assets. The impact of this change was not material and was recorded in the financial statements during the second quarter of 2013. Additionally, on March 26, 2014, tax rate decreases from 6.5% in 2018 to 4.9% in 2023 were enacted. These further decreases did not have an impact on our deferred taxes and as a result, no amount was recorded in our financial statements for this rate change.

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

•Level 1 — The valuation is based on quoted prices in active markets for identical instruments.

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

The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At March 31, 2014 and December 31, 2013, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2014
Mortgages held for sale reported at fair value	$10,961	$10,717	$244	(1)

December 31, 2013
Mortgages held for sale reported at fair value	$6,079	$5,974	$105	(1)

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

The following table shows the balance of assets and liabilities at March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,681	$381,709	$—	$401,390
U.S. States and political subdivisions securities	—	122,685	4,709	127,394
Mortgage-backed securities — Federal agencies	—	269,520	—	269,520
Corporate debt securities	—	32,140	—	32,140
Foreign government and other securities	—	702	—	702
Total debt securities	19,681	806,756	4,709	831,146
Marketable equity securities	8,451	—	—	8,451
Total investment securities available-for-sale	28,132	806,756	4,709	839,597
Trading account securities	192	—	—	192
Mortgages held for sale	—	10,961	—	10,961
Accrued income and other assets (interest rate swap agreements)	—	9,531	—	9,531
Total	$28,324	$827,248	$4,709	$860,281

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$9,719	$—	$9,719
Total	$—	$9,719	$—	$9,719

December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,631	$375,408	$—	$395,039
U.S. States and political subdivisions securities	—	117,741	5,498	123,239
Mortgage-backed securities — Federal agencies	—	275,080	—	275,080
Corporate debt securities	—	31,065	—	31,065
Foreign government and other securities	—	709	—	709
Total debt securities	19,631	800,003	5,498	825,132
Marketable equity securities	7,568	—	—	7,568
Total investment securities available-for-sale	27,199	800,003	5,498	832,700
Trading account securities	192	—	—	192
Mortgages held for sale	—	6,079	—	6,079
Accrued income and other assets (interest rate swap agreements)	—	9,894	—	9,894
Total	$27,391	$815,976	$5,498	$848,865

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,087	$—	$10,087
Total	$—	$10,087	$—	$10,087

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2014 and 2013.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2014	$5,498
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	16
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(805)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2014	$4,709

Beginning balance January 1, 2013	$7,701
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(93)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(538)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2013	$7,070

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2014 or 2013. No transfers between levels occurred during the three months ended March 31, 2014 or 2013.

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2014
Investment securities available-for sale
Direct placement municipal securities	$4,709	Discounted cash flows	Credit spread assumption	0.89% - 1.52%

December 31, 2013
Investment securities available-for sale
Direct placement municipal securities	$5,498	Discounted cash flows	Credit spread assumption	0.90% - 1.52%

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

The Credit Policy Committee (CPC), a management committee, is responsible for overseeing the valuation processes and procedures for Level 3 measurements of impaired loans, other real estate and repossessions. The CPC reviews these assets on a quarterly basis to determine the accuracy of the observable inputs, generally third party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues. The CPC establishes discounts based on asset type and valuation source; deviations from the standard are documented. The discounts are reviewed periodically, annually at a minimum, to determine they remain appropriate. Consideration is given to current trends in market values for the asset categories and gains and losses on sales of similar assets. The Loan and Funds Management Committee of the Board of Directors is responsible for overseeing the CPC.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2014: impaired loans $0.00 million; partnership investments - $0.03 million; mortgage servicing rights $0.00 million; repossessions $0.00 million, and other real estate - $(0.09) million.

The following table shows the carrying value of assets at March 31, 2014 and December 31, 2013 measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2014
Impaired loans - collateral based	$—	$—	$996	$996
Accrued income and other assets (partnership investments)	—	—	2,002	2,002
Accrued income and other assets (mortgage servicing rights)	—	—	4,759	4,759
Accrued income and other assets (repossessions)	—	—	7,998	7,998
Accrued income and other assets (other real estate)	—	—	2,892	2,892
Total	$—	$—	$18,647	$18,647

December 31, 2013
Impaired loans - collateral based	$—	$—	$670	$670
Accrued income and other assets (partnership investments)	—	—	2,156	2,156
Accrued income and other assets (mortgage servicing rights)	—	—	4,844	4,844
Accrued income and other assets (repossessions)	—	—	4,262	4,262
Accrued income and other assets (other real estate)	—	—	5,490	5,490
Total	$—	$—	$17,422	$17,422

The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2014
Impaired loans	$996	$996	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,759	7,868	Discounted cash flows	Constant prepayment rate (CPR)	10.6% - 13.4%
				Discount rate	9.9% - 13.4%

Repossessions	7,998	8,772	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%

Other real estate	2,892	3,392	Appraisals	Discount for lack of marketability	0% - 73%

December 31, 2013
Impaired loans	$670	$670	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,844	8,127	Discounted cash flows	Constant prepayment rate (CPR)	9.9% - 11.9%
				Discount rate	10.0% - 13.0%

Repossessions	4,262	4,435	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%

Other real estate	5,490	6,606	Appraisals	Discount for lack of marketability	0% - 48%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Cash and due from banks	$92,465	$92,465	$92,465	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,362	1,362	1,362	—	—
Investment securities, available-for-sale	839,597	839,597	28,132	806,756	4,709
Other investments and trading account securities	22,592	22,592	22,592	—	—
Mortgages held for sale	10,961	10,961	—	10,961	—
Loans and leases, net of reserve for loan and lease losses	3,492,558	3,501,164	—	—	3,501,164
Cash surrender value of life insurance policies	59,045	59,045	59,045	—	—
Mortgage servicing rights	4,759	7,868	—	—	7,868
Interest rate swaps	9,531	9,531	—	9,531	—
Liabilities:
Deposits	$3,708,423	$3,711,388	$2,716,638	$994,750	$—
Short-term borrowings	297,647	297,647	172,366	125,281	—
Long-term debt and mandatorily redeemable securities	59,555	58,324	—	58,324	—
Subordinated notes	58,764	69,706	—	69,706	—
Interest rate swaps	9,719	9,719	—	9,719	—
Off-balance-sheet instruments *	—	178	—	178	—

December 31, 2013
Assets:
Cash and due from banks	$77,568	$77,568	$77,568	$—	$—
Federal funds sold and interest bearing deposits with other banks	2,484	2,484	2,484	—	—
Investment securities, available-for-sale	832,700	832,700	27,199	800,003	5,498
Other investments and trading account securities	22,592	22,592	22,592	—	—
Mortgages held for sale	6,079	6,079	—	6,079	—
Loans and leases, net of reserve for loan and lease losses	3,465,819	3,491,718	—	—	3,491,718
Cash surrender value of life insurance policies	58,558	58,558	58,558	—	—
Mortgage servicing rights	4,844	8,127	—	—	8,127
Interest rate swaps	9,894	9,894	—	9,894	—
Liabilities:
Deposits	$3,653,650	$3,657,586	$2,722,804	$934,782	$—
Short-term borrowings	314,131	314,131	184,304	129,827	—
Long-term debt and mandatorily redeemable securities	58,335	56,896	—	56,896	—
Subordinated notes	58,764	62,602	—	62,602	—
Interest rate swaps	10,087	10,087	—	10,087	—
Off-balance-sheet instruments *	—	177	—	177	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2014, as compared to December 31, 2013, and the results of operations for the three months ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2013 Annual Report.

Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2013, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION

Our total assets at March 31, 2014 were $4.77 billion, an increase of $50.37 million or 1.07% from December 31, 2013. Total loans and leases were $3.58 billion, an increase of $28.24 million or 0.80% from December 31, 2013. Total investment securities, available for sale were $839.60 million which represented an increase of $6.90 million or 0.83% and total deposits were $3.71 billion, an increase of $54.77 million or 1.50% over the comparable figures at the end of 2013. Short-term borrowings were $297.65 million, a decrease of $16.48 million or 5.25% from December 31, 2013.

Nonperforming assets at March 31, 2014 were $35.88 million, a decrease of $10.87 million or 23.25% from the $46.75 million reported at December 31, 2013. At March 31, 2014 and December 31, 2013, nonperforming assets were 0.98% and 1.29%, respectively of net loans and leases.

The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Accrued income and other assets:
Bank owned life insurance cash surrender value	$59,045	$58,558
Accrued interest receivable	13,251	12,537
Mortgage servicing assets	4,759	4,844
Other real estate	2,091	4,539
Former bank premises held for sale	801	951
Repossessions	7,998	4,262
All other assets	35,332	35,953
Total accrued income and other assets	$123,277	$121,644

CAPITAL

As of March 31, 2014, total shareholders’ equity was $596.59 million, up $11.21 million or 1.91% from the $585.38 million at December 31, 2013. In addition to net income of $13.63 million, other significant changes in shareholders’ equity during the first three months of 2014 included $4.17 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $8.49 million at March 31, 2014, compared to $6.58 million at December 31, 2013. The increase in accumulated other comprehensive income/(loss) during 2014 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.50% as of March 31, 2014, compared to 12.39% at December 31, 2013. Book value per common share rose to $24.51 at March 31, 2014, from $24.07 at December 31, 2013.

We declared and paid dividends per common share of $0.17 during the first quarter of 2014. The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 32.54%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2014, are presented in the table below:

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$610,346	15.94%	$306,341	8.00%	$382,926	10.00%
1st Source Bank	574,349	15.03	305,711	8.00	382,139	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	559,038	14.60	153,171	4.00	229,756	6.00
1st Source Bank	525,150	13.74	152,856	4.00	229,283	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	559,038	12.15	184,067	4.00	230,084	5.00
1st Source Bank	525,150	11.43	183,814	4.00	229,768	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2014, we had $44.00 million outstanding and could borrow approximately $221.00 million for a short time from these banks on a collective basis. As of March 31, 2014, we had $147.39 million outstanding in FHLB advances and could borrow an additional $60.13 million. We also had $385.90 million available to borrow from the FRB with no amounts outstanding as of March 31, 2014.

Our loan to asset ratio was 74.95% at March 31, 2014 compared to 75.15% at December 31, 2013 and 74.01% at March 31, 2013. Cash and cash equivalents totaled $93.83 million at March 31, 2014 compared to $80.05 million at December 31, 2013 and $64.46 million at March 31, 2013. At March 31, 2014, the Statement of Financial Condition was rate sensitive by $139.74 million more assets than liabilities scheduled to reprice within one year, or approximately 1.07%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $536 million.

RESULTS OF OPERATIONS

Net income for the three month period ended March 31, 2014 was $13.63 million, compared to $12.40 million for the same period in 2013. Diluted net income per common share was $0.55 for the three month period ended March 31, 2014, compared to $0.50 for the same period in 2013. Return on average common shareholders’ equity was 9.30% for the three months ended March 31, 2014, compared to 8.90% in 2013. The return on total average assets was 1.18% for the three months ended March 31, 2014, compared to 1.11% in 2013.

The increase in net income for the three months ended March 31, 2014, over the first three months of 2013, was primarily the result of an increase in net interest income and a decrease in noninterest expense. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended March 31, 2014 was $39.09 million, an increase of 2.27% over the same period in 2013. The net interest margin on a fully taxable equivalent basis was 3.59% for the three months ended March 31, 2014, compared to 3.64% for the three months ended March 31, 2013.

During the three month period ended March 31, 2014, average earning assets increased $151.99 million or 3.57% over the comparable period in 2013. Average interest-bearing liabilities increased $76.86 million or 2.35% for the three month period ended March 31, 2014 over the comparable period one year ago. The yield on average earning assets decreased 19 basis points to 4.03% for the first quarter of 2014 from 4.22% for the first quarter of 2013. The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment. Total cost of average interest-bearing liabilities decreased 18 basis points to 0.58% for the first quarter 2014 from 0.76% for the first quarter 2013. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 5 basis points for the three month period ended March 31, 2014 from March 31, 2013.

The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was a reduction in yields on net loans and leases of 31 basis points. Average net loans and leases increased $201.19 million or 6.02% for the first quarter of 2014 from the first quarter of 2013. Total average investment securities decreased $25.45 million or 2.97% for the first quarter over one year ago. Tax equivalent yield on investment securities decreased 7 basis points for the first quarter 2014. Average mortgages held for sale decreased $3.06 million or 35.44% for the three month period ended March 31, 2014, over the comparable period a year ago. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $20.68 million or 37.83% for the three month period ended March 31, 2014, over the comparable period a year ago.

Average interest-bearing deposits decreased $58.30 million or 1.93% for the first quarter of 2014 over the same period in 2013. The effective rate paid on average interest-bearing deposits decreased 20 basis points to 0.41% for the first quarter 2014 compared to 0.61% for the first quarter 2013. The decline in the average cost of interest-bearing deposits during the first quarter of 2014 as compared to the first quarter of 2013 was primarily the result of interest rate re-pricing on maturing certificates of deposit and a change in deposit mix.

Average short-term borrowings increased $148.55 million or 124.44% for the first quarter of 2014 compared to the same period in 2013 in order to fund loan growth. Interest paid on short-term borrowings increased 10 basis points for the first quarter of 2014. Average long-term debt decreased $13.39 million or 18.62% during the first quarter of 2014 as compared to the first quarter of 2013. The decrease in long-term borrowings during the first quarter of 2014 as compared to the first quarter of 2013 was the result of decreased borrowings with the Federal Home Loan Bank (FHLB). Interest paid on long-term borrowings increased 119 basis points for the first quarter of 2014 compared to the first quarter of 2013 due to higher rates on mandatorily redeemable securities, offset by lower effective rates on FHLB borrowings.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities:
Taxable	$706,115	$3,345	1.92%	$754,029	$3,695	1.99%
Tax exempt	125,483	1,213	3.92%	103,022	1,137	4.48%
Mortgages held for sale	5,578	70	5.09%	8,638	71	3.33%
Net loans and leases	3,543,219	38,919	4.45%	3,342,033	39,199	4.76%
Other investments	33,995	277	3.30%	54,678	242	1.79%

Total earning assets	4,414,390	43,824	4.03%	4,262,400	44,344	4.22%

Cash and due from banks	58,069			56,700
Reserve for loan and lease losses	(84,268)			(84,134)
Other assets	309,976			308,313

Total assets	$4,698,167			$4,543,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$2,955,755	$2,971	0.41%	$3,014,056	$4,542	0.61%
Short-term borrowings	267,919	136	0.21%	119,373	32	0.11%
Subordinated notes	58,764	1,055	7.28%	58,764	1,055	7.28%
Long-term debt and mandatorily redeemable securities	58,519	575	3.98%	71,907	495	2.79%

Total interest bearing liabilities	3,340,957	4,737	0.58%	3,264,100	6,124	0.76%

Noninterest-bearing deposits	714,200			650,217
Other liabilities	48,323			63,440
Shareholders’ equity	594,687			565,522

Total liabilities and shareholders' equity	$4,698,167			$4,543,279

Net interest income		$39,087			$38,220

Net interest margin on a tax equivalent basis			3.59%			3.64%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three month period ended March 31, 2014 was $0.80 million compared to a provision for loan and lease losses in the three month period ended March 31, 2013 of $0.76 million. Net recoveries of $0.70 million were recorded for the first quarter 2014, compared to net charge-offs of $0.06 million for the same quarter a year ago.

On March 31, 2014, 30 day and over loan and lease delinquencies were 0.37% compared to 0.13% on March 31, 2013. The increase in delinquencies occurred primarily in the aircraft portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.38% as compared to 2.49% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2014 and 2013 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish an specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of March 31, 2014 and December 31, 2013 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Loans and leases past due 90 days or more	$307	$287	$231
Nonaccrual loans and leases	24,680	36,707	42,776
Other real estate	2,091	4,539	4,372
Former bank premises held for sale	801	951	951
Repossessions	7,998	4,262	103
Total nonperforming assets	$35,877	$46,746	$48,433

Nonperforming assets as a percentage of total loans and leases were 0.98% at March 31, 2014, 1.29% at December 31, 2013, and 1.41% at March 31, 2013. Nonperforming assets totaled $35.88 million at March 31, 2014, a decrease of 23.25% from the $46.75 million reported at December 31, 2013, and a 25.92% decrease from the $48.43 million reported at March 31, 2013. The decrease during the first three months of 2014 compared to the same period in 2013 was primarily related to a decrease in nonaccrual loans and leases and the sale of other real estate as the economy slowly improves.

The decrease in nonaccrual loans and leases at March 31, 2014 from December 31, 2013 occurred primarily in the aircraft, auto and light truck and commercial real estate portfolios. The decrease in nonaccrual loans and leases at March 31, 2014 from March 31, 2013 occurred primarily in the aircraft, commercial real estate and construction equipment financing portfolios offset by an increase the commercial portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2014 and December 31, 2013 is located in Note 4 of the Consolidated Financial Statements.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. Other real estate decreased over the past year due to current sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of aircraft financing at March 31, 2014. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial and agricultural loans	$—	$23	$—
Auto and light truck	93	145	5
Medium and heavy duty truck	—	—	78
Aircraft financing	7,892	4,082	—
Construction equipment financing	—	—	—
Commercial real estate	1,145	3,101	3,236
Residential real estate	659	959	717
Consumer loans	300	491	439
Total	$10,089	$8,801	$4,475

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars except for one loan denominated in Euros, which was not significant, were $248.12 million and $270.30 million as of March 31, 2014 and December 31, 2013, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $127.26 million and $79.18 million as of March 31, 2014, respectively, compared to $142.79 million and $77.96 million as of December 31, 2013, respectively. Outstanding balances to borrowers in other countries were insignificant.

NONINTEREST INCOME

Noninterest income for the three month period ended March 31, 2014 and 2013 was $19.40 million and $18.95 million, respectively. The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Noninterest income:
Trust fees	$4,476	$4,101
Service charges on deposit accounts	2,066	2,239
Debit card income	2,232	2,065
Mortgage banking income	1,334	1,628
Insurance commissions	1,563	1,446
Equipment rental income	4,082	4,012
Gains on investment securities available-for-sale	963	—
Other income	2,682	3,457
Total noninterest income	$19,398	$18,948

Noninterest income increased $0.45 million or 2.37% for the three months ended March 31, 2014 as compared to the same period in 2013. Insurance commissions and equipment rental income increased slightly during the first quarter of 2014 over the same period in 2013.

Trust fees increased $0.38 million or 9.14% for the three months ended March 31, 2014 over the same period a year ago. The increase in trust fees was primarily the result of an increase in market values of investments held in the trust accounts of clients.

Service charges on deposit accounts decreased $0.17 million or 7.73% for the three months ended March 31, 2014 over the comparable period one year ago. The decrease in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Debit card income increased $0.17 million or 8.09% in the three months ended March 31, 2014 over the same period a year ago. The increase in debit card income was the result of an increased volume of debit card transactions in 2014 and a higher fee structure that went into effect at the end of the first quarter of 2013.

Mortgage banking income decreased $0.29 million or 18.06% in the first quarter of 2014 as compared to the first quarter of 2013. This variance was caused by decreased gains on loan sales due to lower production volumes offset by lower mortgage servicing rights amortization expense in 2014.

Gains on investment securities available-for-sale increased $0.96 million in the first quarter of 2014 compared to the first quarter 2013 due to the partial sale of a marketable equity security.

Other income decreased $0.78 million or 22.42% for the three months ended March 31, 2014 over the same period a year ago. The decrease was primarily the result of a loss on a partnership investment in first quarter 2014.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended March 31, 2014 and 2013 was $35.97 million and $36.55 million, respectively. The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Noninterest expense:
Salaries and employee benefits	$19,482	$19,936
Net occupancy expense	2,437	2,207
Furniture and equipment expense	4,237	3,899
Depreciation - leased equipment	3,249	3,225
Professional fees	1,128	1,355
Supplies and communication	1,392	1,536
FDIC and other insurance	864	878
Business development and marketing expense	1,684	773
Loan and lease collection and repossession expense	(494)	757
Other expense	1,994	1,984
Total noninterest expense	$35,973	$36,550

Noninterest expense decreased $0.58 million or 1.58% for the first quarter 2014 as compared to the same period in 2013. Depreciation on leased equipment and other expense increased slightly in 2014 over the same period in 2013. Supplies and communication expense and FDIC and other insurance expense decreased slightly during the first quarter of 2014 over the same period in 2013.

Salaries and employee benefits decreased $0.45 million or 2.28% in the three months ended March 31, 2014 versus the three months ended March 31, 2013. Lower base salary expense was primarily due to fewer full time equivalent employees offset by higher executive incentives. Loan producer commissions were lower due to decreased residential mortgage loan volumes.

Net occupancy expense was higher by $0.23 million or 10.42% for the first quarter of 2014 compared to the same period one year ago. The increase was primarily a result of higher snow removal services.

Furniture and equipment expense increased $0.34 million or 8.67% for the first quarter 2014 compared to the same period in 2013. Furniture and equipment expense was higher mainly due to increased computer processing charges and software maintenance costs offset by decreased equipment rental.

Professional fees decreased $0.23 million or 16.75% for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013. The decrease in professional fees in 2014 was primarily the result of reduced utilization of consulting services.

Business development and marketing expense increased $0.91 million or 117.85% for the three months ended March 31, 2014 versus the three months ended March 31, 2013. The first quarter increase was due to higher charitable contributions.

Loan and lease collection and repossession expense decreased $1.25 million or 165.26% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to gains on the sale of other real estate owned and repossessions and lower repurchased mortgage loan losses in 2014 compared to 2013.

INCOME TAXES

The provision for income taxes for the three month period ended March 31, 2014 was $7.61 million compared to $6.99 million for the same period in 2013. The effective tax rates were 35.82% and 36.05% for the first quarter ended March 31, 2014 and 2013, respectively.

Effective January 1, 2014, the Indiana Financial Institutions (IFI) tax rate decreased from 8.5% to 8.0% and will continue to decrease by 0.5% each of the next three years. As a result of the rate change, we decreased the carrying value of certain state deferred tax assets. The impact of this change was not material and was recorded in the financial statements during the second quarter of 2013. Additionally, on March 26, 2014 the IFI tax rate decreases from 6.5% in 2018 to 4.9% in 2023. These further decreases did not have an impact on our deferred taxes and as a result, no amount was recorded in our financial statements for this rate change.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2013. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.         Legal Proceedings.

1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.      Risk Factors.

There have been no material changes in risks faced by 1st Source since December 31, 2013. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2014	—	$—	—	879,968
February 01 - 28, 2014	48,607	28.81	48,607	831,361
March 01 - 31, 2014	—	—	—	831,361

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 1,168,639 shares.

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

1st Source Corporation

DATE	April 24, 2014	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	April 24, 2014	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer