Form 10-Q
period 2014-06-30
1ST SOURCE CORP
filed 2014-07-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock outstanding as of July 18, 2014 — 23,873,001 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$110,933	$77,568
Federal funds sold and interest bearing deposits with other banks	6,445	2,484
Investment securities available-for-sale (amortized cost of $798,708 and $822,163 at June 30, 2014 and December 31, 2013, respectively)	815,056	832,700
Other investments	23,597	22,400
Trading account securities	198	192
Mortgages held for sale	19,034	6,079
Loans and leases, net of unearned discount:
Commercial and agricultural loans	720,226	679,492
Auto and light truck	471,080	391,649
Medium and heavy duty truck	243,358	237,854
Aircraft financing	733,194	738,133
Construction equipment financing	369,755	333,088
Commercial real estate	602,321	583,997
Residential real estate	454,845	460,981
Consumer loans	128,756	124,130
Total loans and leases	3,723,535	3,549,324
Reserve for loan and lease losses	(88,776)	(83,505)
Net loans and leases	3,634,759	3,465,819
Equipment owned under operating leases, net	63,350	60,967
Net premises and equipment	45,840	46,630
Goodwill and intangible assets	85,796	86,343
Accrued income and other assets	120,719	121,644
Total assets	$4,925,727	$4,722,826

LIABILITIES
Deposits:
Noninterest bearing	$768,710	$735,212
Interest bearing	3,047,025	2,918,438
Total deposits	3,815,735	3,653,650
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	191,545	181,120
Other short-term borrowings	158,457	133,011
Total short-term borrowings	350,002	314,131
Long-term debt and mandatorily redeemable securities	59,726	58,335
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	47,282	52,568
Total liabilities	4,331,509	4,137,448

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 at June 30, 2014 and December 31, 2013	346,535	346,535
Retained earnings	280,917	261,626
Cost of common stock in treasury (1,772,486 shares at June 30, 2014 and 1,319,377 shares at December 31, 2013)	(43,445)	(29,364)
Accumulated other comprehensive income	10,211	6,581
Total shareholders’ equity	594,218	585,378
Total liabilities and shareholders’ equity	$4,925,727	$4,722,826
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans and leases	$40,401	$40,112	$79,316	$79,282
Investment securities, taxable	3,401	3,498	6,746	7,193
Investment securities, tax-exempt	816	760	1,635	1,531
Other	232	241	509	483
Total interest income	44,850	44,611	88,206	88,489

Interest expense:
Deposits	2,994	4,412	5,965	8,954
Short-term borrowings	169	45	306	77
Subordinated notes	1,055	1,055	2,110	2,110
Long-term debt and mandatorily redeemable securities	470	228	1,045	723
Total interest expense	4,688	5,740	9,426	11,864

Net interest income	40,162	38,871	78,780	76,625
Provision for loan and lease losses	2,543	1,293	3,347	2,050
Net interest income after provision for loan and lease losses	37,619	37,578	75,433	74,575

Noninterest income:
Trust fees	4,955	4,439	9,431	8,540
Service charges on deposit accounts	2,207	2,325	4,273	4,564
Debit card income	2,463	2,344	4,695	4,409
Mortgage banking income	1,181	1,936	2,515	3,564
Insurance commissions	1,288	1,393	2,851	2,839
Equipment rental income	4,098	4,086	8,180	8,098
Gains on investment securities available-for-sale	—	—	963	—
Other income	3,029	3,598	5,711	7,055
Total noninterest income	19,221	20,121	38,619	39,069

Noninterest expense:
Salaries and employee benefits	18,827	19,176	38,309	39,112
Net occupancy expense	2,235	2,147	4,672	4,354
Furniture and equipment expense	4,413	3,909	8,650	7,808
Depreciation - leased equipment	3,290	3,274	6,539	6,499
Professional fees	1,062	1,310	2,190	2,665
Supplies and communication	1,337	1,499	2,729	3,035
FDIC and other insurance	850	927	1,714	1,805
Business development and marketing expense	899	932	2,583	1,705
Loan and lease collection and repossession expense	(17)	1,095	(512)	1,852
Other expense	1,528	1,475	3,522	3,459
Total noninterest expense	34,424	35,744	70,396	72,294

Income before income taxes	22,416	21,955	43,656	41,350
Income tax expense	7,922	8,013	15,530	15,004

Net income	$14,494	$13,942	$28,126	$26,346

Per common share:
Basic net income per common share	$0.59	$0.56	$1.15	$1.07
Diluted net income per common share	$0.59	$0.56	$1.15	$1.07
Dividends	$0.18	$0.17	$0.35	$0.34
Basic weighted average common shares outstanding	24,077,990	24,367,529	24,197,057	24,344,882
Diluted weighted average common shares outstanding	24,077,990	24,368,973	24,197,057	24,346,053
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$14,494	$13,942	$28,126	$26,346

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	2,759	(16,803)	6,775	(18,734)
Reclassification adjustment for realized (gains) losses included in net income	—	—	(963)	—
Income tax effect	(1,036)	6,308	(2,182)	7,033
Other comprehensive income (loss), net of tax	1,723	(10,495)	3,630	(11,701)

Comprehensive income	$16,217	$3,447	$31,756	$14,645
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2013	$—	$346,535	$223,715	$(31,134)	$19,539	$558,655
Net income	—	—	26,346	—	—	26,346
Other comprehensive loss	—	—	—	—	(11,701)	(11,701)
Issuance of 157,032 common shares under stock based compensation awards, including related tax effects	—	—	(313)	3,732	—	3,419
Cost of 27,063 shares of common stock acquired for treasury	—	—	—	(619)	—	(619)
Common stock dividend ($0.34 per share)	—	—	(8,347)	—	—	(8,347)
Balance at June 30, 2013	$—	$346,535	$241,401	$(28,021)	$7,838	$567,753

Balance at January 1, 2014	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	28,126	—	—	28,126
Other comprehensive income	—	—	—	—	3,630	3,630
Issuance of 71,749 common shares under stock based compensation awards, including related tax effects	—	—	(276)	1,716	—	1,440
Cost of 524,858 shares of common stock acquired for treasury	—	—	—	(15,797)	—	(15,797)
Common stock dividend ($0.35 per share)	—	—	(8,559)	—	—	(8,559)
Balance at June 30, 2014	$—	$346,535	$280,917	$(43,445)	$10,211	$594,218
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$28,126	$26,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,347	2,050
Depreciation of premises and equipment	2,370	2,331
Depreciation of equipment owned and leased to others	6,539	6,499
Amortization of investment securities premiums and accretion of discounts, net	2,093	1,929
Amortization of mortgage servicing rights	596	937
Deferred income taxes	(3,335)	(2,020)
Gains on investment securities available-for-sale	(963)	—
Originations of loans held for sale, net of principal collected	(57,503)	(59,773)
Proceeds from the sales of loans held for sale	46,154	62,295
Net gain on sale of loans held for sale	(1,606)	(2,492)
Change in trading account securities	(6)	(20)
Change in interest receivable	(479)	(912)
Change in interest payable	(19)	1,041
Change in other assets	7,679	10,939
Change in other liabilities	(3,912)	(7,795)
Other	1,898	130
Net change in operating activities	30,979	41,485

Investing activities:
Proceeds from sales of investment securities	1,236	—
Proceeds from maturities of investment securities	106,541	112,836
Purchases of investment securities	(85,452)	(81,041)
Net change in other investments	(1,197)	200
Loans sold or participated to others	7,805	19,819
Net change in loans and leases	(186,436)	(187,832)
Net change in equipment owned under operating leases	(8,922)	(7,182)
Purchases of premises and equipment	(1,587)	(3,361)
Net change in investing activities	(168,012)	(146,561)

Financing activities:
Net change in demand deposits, NOW accounts and savings accounts	70,848	61,457
Net change in certificates of deposit	91,237	14,995
Net change in short-term borrowings	35,871	32,716
Proceeds from issuance of long-term debt	5,791	12,035
Payments on long-term debt	(6,261)	(26,296)
Net proceeds from issuance of treasury stock	1,440	3,419
Acquisition of treasury stock	(15,797)	(619)
Cash dividends paid on common stock	(8,770)	(8,544)
Net change in financing activities	174,359	89,163

Net change in cash and cash equivalents	37,326	(15,913)

Cash and cash equivalents, beginning of year	80,052	83,934

Cash and cash equivalents, end of period	$117,378	$68,021

Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$6,344	$2,510
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	—	2,801
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

Note 2.       Recent Accounting Pronouncements

Share Based Payments: In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12 "Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that ASU 2014-12 will not have an impact on its accounting and disclosures.

Repurchase to Maturity Transactions, Repurchase Financings and Disclosures: In June 2014, the FASB issued ASU No. 2014-11 "Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is assessing the impact of ASU 2014-11 on its accounting and disclosures.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure: In January 2014, the FASB issued ASU No. 2014-04 "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective either on a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company is assessing the impact of ASU 2014-04 on its disclosures.

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

Note 3.       Investment Securities

The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. Treasury and Federal agencies securities	$378,313	$4,958	$(2,204)	$381,067
U.S. States and political subdivisions securities	125,692	4,093	(198)	129,587
Mortgage-backed securities — Federal agencies	260,129	6,058	(1,366)	264,821
Corporate debt securities	31,781	401	(14)	32,168
Foreign government and other securities	900	5	—	905
Total debt securities	796,815	15,515	(3,782)	808,548
Marketable equity securities	1,893	4,617	(2)	6,508
Total investment securities available-for-sale	$798,708	$20,132	$(3,784)	$815,056

December 31, 2013
U.S. Treasury and Federal agencies securities	$394,558	$5,008	$(4,527)	$395,039
U.S. States and political subdivisions securities	120,416	3,670	(847)	123,239
Mortgage-backed securities — Federal agencies	273,495	5,148	(3,563)	275,080
Corporate debt securities	30,828	241	(4)	31,065
Foreign government and other securities	700	9	—	709
Total debt securities	819,997	14,076	(8,941)	825,132
Marketable equity securities	2,166	5,404	(2)	7,568
Total investment securities available-for-sale	$822,163	$19,480	$(8,943)	$832,700

At June 30, 2014 and December 31, 2013, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in securities available-for-sale at June 30, 2014. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$23,373	$23,684
Due after one year through five years	400,829	407,449
Due after five years through ten years	109,676	109,738
Due after ten years	2,808	2,856
Mortgage-backed securities	260,129	264,821
Total debt securities available-for-sale	$796,815	$808,548

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis. The gross gains for the six months ended June 30, 2014 reflect the sale of marketable equity securities during the first quarter.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross realized gains	$—	$—	$963	$—
Gross realized losses	—	—	—	—
Net realized gains (losses)	$—	$—	$963	$—

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. Treasury and Federal agencies securities	$22,478	$(68)	$135,096	$(2,136)	$157,574	$(2,204)
U.S. States and political subdivisions securities	10,563	(46)	9,433	(152)	19,996	(198)
Mortgage-backed securities - Federal agencies	31,984	(131)	32,740	(1,235)	64,724	(1,366)
Corporate debt securities	3,474	(14)	—	—	3,474	(14)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	68,599	(259)	177,269	(3,523)	245,868	(3,782)
Marketable equity securities	—	—	3	(2)	3	(2)
Total investment securities available-for-sale	$68,599	$(259)	$177,272	$(3,525)	$245,871	$(3,784)

December 31, 2013
U.S. Treasury and Federal agencies securities	$153,868	$(4,404)	$15,085	$(123)	$168,953	$(4,527)
U.S. States and political subdivisions securities	37,115	(814)	1,419	(33)	38,534	(847)
Mortgage-backed securities - Federal agencies	99,488	(3,099)	5,352	(464)	104,840	(3,563)
Corporate debt securities	6,332	(4)	—	—	6,332	(4)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	296,803	(8,321)	21,856	(620)	318,659	(8,941)
Marketable equity securities	—	—	4	(2)	4	(2)
Total investment securities available-for-sale	$296,803	$(8,321)	$21,860	$(622)	$318,663	$(8,943)

The initial indication of other-than-temporary-impairment (OTTI) for both debt and equity securities is a decline in fair value below amortized cost. Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI impairment losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.

There were no OTTI write-downs in 2014 or 2013.

At June 30, 2014, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased and market illiquidity on auction rate securities which are reflected in U.S. States and political subdivisions. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.

At June 30, 2014 and December 31, 2013, investment securities with carrying values of $196.18 million and $237.42 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2014
Commercial and agricultural loans	$678,747	$41,479	$720,226
Auto and light truck	461,907	9,173	471,080
Medium and heavy duty truck	239,313	4,045	243,358
Aircraft financing	703,247	29,947	733,194
Construction equipment financing	362,342	7,413	369,755
Commercial real estate	578,005	24,316	602,321
Total	$3,023,561	$116,373	$3,139,934

December 31, 2013
Commercial and agricultural loans	$652,620	$26,872	$679,492
Auto and light truck	378,392	13,257	391,649
Medium and heavy duty truck	235,465	2,389	237,854
Aircraft financing	704,997	33,136	738,133
Construction equipment financing	325,849	7,239	333,088
Commercial real estate	557,692	26,305	583,997
Total	$2,855,015	$109,198	$2,964,213

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2014
Residential real estate	$452,620	$2,225	$454,845
Consumer	128,321	435	128,756
Total	$580,941	$2,660	$583,601

December 31, 2013
Residential real estate	$458,385	$2,596	$460,981
Consumer	123,663	467	124,130
Total	$582,048	$3,063	$585,111

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2014
Commercial and agricultural loans	$695,217	$2,194	$50	$—	$697,461	$22,765	$720,226
Auto and light truck	470,733	272	—	—	471,005	75	471,080
Medium and heavy duty truck	243,252	—	—	—	243,252	106	243,358
Aircraft financing	723,443	5,097	3,427	—	731,967	1,227	733,194
Construction equipment financing	368,087	547	—	—	368,634	1,121	369,755
Commercial real estate	597,221	20	72	—	597,313	5,008	602,321
Residential real estate	451,460	820	340	444	453,064	1,781	454,845
Consumer	127,616	434	271	32	128,353	403	128,756
Total	$3,677,029	$9,384	$4,160	$476	$3,691,049	$32,486	$3,723,535

December 31, 2013
Commercial and agricultural loans	$667,462	$263	$2	$—	$667,727	$11,765	$679,492
Auto and light truck	387,881	222	36	—	388,139	3,510	391,649
Medium and heavy duty truck	237,645	20	—	—	237,665	189	237,854
Aircraft financing	713,832	10,309	3,627	—	727,768	10,365	738,133
Construction equipment financing	331,083	973	—	—	332,056	1,032	333,088
Commercial real estate	576,933	—	—	—	576,933	7,064	583,997
Residential real estate	456,782	1,334	269	197	458,582	2,399	460,981
Consumer	122,657	786	220	84	123,747	383	124,130
Total	$3,494,275	$13,907	$4,154	$281	$3,512,617	$36,707	$3,549,324

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2014
With no related reserve recorded:
Commercial and agricultural loans	$10,951	$10,951	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	1,120	1,120	—
Construction equipment financing	1,105	1,105	—
Commercial real estate	12,699	12,699	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related reserve recorded	25,875	25,875	—
With a reserve recorded:
Commercial and agricultural loans	11,582	11,582	4,769
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	376	378	159
Consumer loans	—	—	—
Total with a reserve recorded	11,958	11,960	4,928
Total impaired loans	$37,833	$37,835	$4,928

December 31, 2013
With no related reserve recorded:
Commercial and agricultural loans	$11,231	$11,230	$—
Auto and light truck	3,499	3,499	—
Medium and heavy duty truck	—	—	—
Aircraft financing	9,764	9,764	—
Construction equipment financing	938	938	—
Commercial real estate	14,897	14,897	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related reserve recorded	40,329	40,328	—
With an allowance recorded:
Commercial and agricultural loans	—	—	—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	563	563	113
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	381	381	161
Consumer loans	—	—	—
Total with a reserve recorded	944	944	274
Total impaired loans	$41,273	$41,272	$274

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$15,261	$9	$8,850	$32	$13,258	$24	$8,585	$35
Auto and light truck	—	—	—	—	814	—	—	—
Medium and heavy duty truck	—	—	396	—	—	—	431	—
Aircraft financing	1,573	4	7,868	—	4,274	14	8,068	—
Construction equipment financing	1,113	—	3,975	1	1,031	—	4,340	3
Commercial real estate	12,709	147	18,446	152	13,188	294	19,495	304
Residential real estate	377	4	—	—	377	8	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$31,033	$164	$39,535	$185	$32,942	$340	$40,919	$342

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during the three and six months ended June 30, 2014 and 2013, segregated by class, as well as the recorded investment as of June 30. The classification between nonperforming and performing is shown at the time of modification. During 2014 and 2013, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There was one modification during 2013 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications is immaterial.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	—	$—	1	$750	—	$—	1	$750
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	1	—	—	—
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total performing TDR modifications	—	$—	1	$750	1	$—	1	$750

Nonperforming TDRs:
Commercial and agricultural loans	—	$—	—	$—	—	$—	1	$280
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—	—	—
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total nonperforming TDR modifications	—	$—	—	$—	—	$—	1	$280
Total TDR modifications	—	$—	1	$750	1	$—	2	$1,030

There were no TDRs which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2014. There was one commercial real estate TDR which had payment defaults within twelve months following modification during the three and six months ended June 30, 2013. This loan was transferred into Other Real Estate during the three months ended June 30, 2013. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Performing TDRs	$8,675	$8,786
Nonperforming TDRs	7,189	11,824
Total TDRs	$15,864	$20,610

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2014 and 2013.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
June 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,819	$9,656	$4,411	$34,509	$6,314	$12,609	$4,062	$1,630	$85,010
Charge-offs	213	8	—	—	—	—	27	131	379
Recoveries	307	823	99	54	59	116	65	79	1,602
Net charge-offs (recoveries)	(94)	(815)	(99)	(54)	(59)	(116)	(38)	52	(1,223)
Provision (recovery of provision)	4,853	(44)	(229)	(1,476)	(55)	(372)	(166)	32	2,543
Balance, end of period	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Ending balance, individually evaluated for impairment	$4,769	$—	$—	$—	$—	$—	$159	$—	$4,928
Ending balance, collectively evaluated for impairment	11,997	10,427	4,281	33,087	6,318	12,353	3,775	1,610	83,848
Total reserve for loan and lease losses	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Recorded investment in loans
Ending balance, individually evaluated for impairment	$22,533	$—	$—	$1,120	$1,105	$12,699	$376	$—	$37,833
Ending balance, collectively evaluated for impairment	697,693	471,080	243,358	732,074	368,650	589,622	454,469	128,756	3,685,702
Total recorded investment in loans	$720,226	$471,080	$243,358	$733,194	$369,755	$602,321	$454,845	$128,756	$3,723,535

June 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$13,227	$8,696	$3,473	$33,832	$5,725	$13,921	$3,706	$1,431	$84,011
Charge-offs	129	—	—	—	5	102	77	178	491
Recoveries	132	12	18	506	39	81	5	84	877
Net charge-offs (recoveries)	(3)	(12)	(18)	(506)	(34)	21	72	94	(386)
Provision (recovery of provision)	(1,028)	2,559	309	(1,015)	306	(371)	261	272	1,293
Balance, end of period	$12,202	$11,267	$3,800	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Ending balance, individually evaluated for impairment	$222	$—	$—	$537	$—	$—	$—	$—	$759
Ending balance, collectively evaluated for impairment	11,980	11,267	3,800	32,786	6,065	13,529	3,895	1,609	84,931
Total reserve for loan and lease losses	$12,202	$11,267	$3,800	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Recorded investment in loans
Ending balance, individually evaluated for impairment	$12,208	$—	$853	$4,424	$3,895	$17,293	$—	$—	$38,673
Ending balance, collectively evaluated for impairment	648,172	475,209	213,094	673,086	307,240	559,517	454,983	123,411	3,454,712
Total recorded investment in loans	$660,380	$475,209	$213,947	$677,510	$311,135	$576,810	$454,983	$123,411	$3,493,385

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2014 and 2013.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
June 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	228	19	—	—	2	1	43	389	682
Recoveries	686	1,055	136	112	225	155	70	167	2,606
Net charge-offs (recoveries)	(458)	(1,036)	(136)	(112)	(223)	(154)	(27)	222	(1,924)
Provision (recovery of provision)	4,793	(266)	(67)	(1,062)	123	(207)	(186)	219	3,347
Balance, end of period	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Ending balance, individually evaluated for impairment	$4,769	$—	$—	$—	$—	$—	$159	$—	$4,928
Ending balance, collectively evaluated for impairment	11,997	10,427	4,281	33,087	6,318	12,353	3,775	1,610	83,848
Total reserve for loan and lease losses	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Recorded investment in loans
Ending balance, individually evaluated for impairment	$22,533	$—	$—	$1,120	$1,105	$12,699	$376	$—	$37,833
Ending balance, collectively evaluated for impairment	697,693	471,080	243,358	732,074	368,650	589,622	454,469	128,756	3,685,702
Total recorded investment in loans	$720,226	$471,080	$243,358	$733,194	$369,755	$602,321	$454,845	$128,756	$3,723,535

June 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,326	$8,864	$3,721	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	414	1	—	31	88	164	154	601	1,453
Recoveries	241	132	35	684	74	410	11	195	1,782
Net charge-offs (recoveries)	173	(131)	(35)	(653)	14	(246)	143	406	(329)
Provision (recovery of provision)	49	2,272	44	(1,535)	689	(495)	386	640	2,050
Balance, end of period	$12,202	$11,267	$3,800	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Ending balance, individually evaluated for impairment	$222	$—	$—	$537	$—	$—	$—	$—	$759
Ending balance, collectively evaluated for impairment	11,980	11,267	3,800	32,786	6,065	13,529	3,895	1,609	84,931
Total reserve for loan and lease losses	$12,202	$11,267	$3,800	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690

Recorded investment in loans
Ending balance, individually evaluated for impairment	$12,208	$—	$853	$4,424	$3,895	$17,293	$—	$—	$38,673
Ending balance, collectively evaluated for impairment	648,172	475,209	213,094	673,086	307,240	559,517	454,983	123,411	3,454,712
Total recorded investment in loans	$660,380	$475,209	$213,947	$677,510	$311,135	$576,810	$454,983	$123,411	$3,493,385

Note 6.       Mortgage Servicing Assets

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $820.66 million and $839.26 million at June 30, 2014 and December 31, 2013, respectively.

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

The following table shows changes in the carrying value of mortgage servicing assets and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Mortgage servicing assets:
Balance at beginning of period	$4,759	$4,528	$4,844	$4,645
Additions	246	563	447	926
Amortization	(310)	(457)	(596)	(937)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,695	4,634	4,695	4,634
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment (charges) recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing assets at end of period	$4,695	$4,634	$4,695	$4,634
Fair value of mortgage servicing assets at end of period	$7,584	$7,240	$7,584	$7,240

At June 30, 2014 and 2013, the fair value of mortgage servicing assets exceeded the carrying value reported in the Statements of Financial Condition by $2.89 million and $2.61 million, respectively. This difference represents increases in the fair value of certain mortgage servicing assets that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.75 million and $0.82 million for the three months ended June 30, 2014 and 2013, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.54 million and $1.64 million for the six months ended June 30, 2014 and 2013, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.

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

The Bank issues standby letters of credit which are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit totaled $20.72 million and $19.27 million at June 30, 2014 and December 31, 2013, respectively. Standby letters of credit generally have terms ranging from six months to one year.

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

The following table shows the amounts of non-hedging derivative financial instruments at June 30, 2014 and December 31, 2013.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2014
Interest rate swap contracts	$473,739	Other assets	$10,039	Other liabilities	$10,234
Loan commitments	18,538	Mortgages held for sale	39	N/A	—
Forward contracts - mortgage loan	28,650	N/A	—	Mortgages held for sale	265
Forward contracts - foreign exchange	1,067	N/A	—	Other assets	6
Total	$521,994		$10,078		$10,505

December 31, 2013
Interest rate swap contracts	$462,790	Other assets	$9,894	Other liabilities	$10,087
Loan commitments	7,878	Mortgages held for sale	12	N/A	—
Forward contracts - mortgage loan	10,600	Mortgages held for sale	121	N/A	—
Forward contracts - foreign exchange	1,308	N/A	—	Other assets	7
Total	$482,576		$10,027		$10,094

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments for the three and six months ended June 30, 2014 and 2013.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2014	2013	2014	2013
Interest rate swap contracts	Other expense	$(7)	$83	$(1)	$113
Interest rate swap contracts	Other income	103	204	195	398
Loan commitments	Mortgage banking income	(83)	(111)	27	(67)
Forward contracts - mortgage loan	Mortgage banking income	(266)	780	(386)	797
Forward contracts - foreign exchange	Other income	(3)	—	(4)	—
Total		$(256)	$956	$(169)	$1,241

The following table shows the offsetting of financial assets and derivative assets at June 30, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014
Interest rate swaps	$10,540	$501	$10,039	$—	$—	$10,039

December 31, 2013
Interest rate swaps	$10,511	$617	$9,894	$—	$—	$9,894

The following table shows the offsetting of financial liabilities and derivative liabilities at June 30, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2014
Interest rate swaps	$10,735	$501	$10,234	$—	$9,682	$552
Repurchase agreements	97,045	—	97,045	97,045	—	—
Total	$107,780	$501	$107,279	$97,045	$9,682	$552

December 31, 2013
Interest rate swaps	$10,704	$617	$10,087	$—	$8,409	$1,678
Repurchase agreements	117,620	—	117,620	117,620	—	—
Total	$128,324	$617	$127,707	$117,620	$8,409	$1,678

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2014 and 2013.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2014	2013	2014	2013
Distributed earnings allocated to common stock	$4,362	$4,140	$8,497	$8,283
Undistributed earnings allocated to common stock	9,956	9,618	19,267	17,719
Net earnings allocated to common stock	14,318	13,758	27,764	26,002
Net earnings allocated to participating securities	176	184	362	344
Net income allocated to common stock and participating securities	$14,494	$13,942	$28,126	$26,346

Weighted average shares outstanding for basic earnings per common share	24,077,990	24,367,529	24,197,057	24,344,882
Dilutive effect of stock compensation	—	1,444	—	1,171
Weighted average shares outstanding for diluted earnings per common share	24,077,990	24,368,973	24,197,057	24,346,053

Basic earnings per common share	$0.59	$0.56	$1.15	$1.07
Diluted earnings per common share	$0.59	$0.56	$1.15	$1.07

Note 10.     Stock Based Compensation

As of June 30, 2014, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2013. These plans include three executive stock award plans, namely, the Executive Incentive Plan, the Restricted Stock Award Plan, the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2014.

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

The stock-based compensation expense recognized in the Statements of Income for the three and six months ended June 30, 2014 and 2013 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

Total fair value of options vested and expensed was zero for the six months ended June 30, 2014 and 2013. As of June 30, 2014 and 2013 there were no outstanding stock options. There were 7,500 stock options exercised at a weighted average price of $12.04 during the six months ended June 30, 2013. All shares issued in connection with stock option exercises are issued from available treasury stock.

As of June 30, 2014, there was $7.41 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.33 years.

Note 11.     Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2014	2013	2014	2013

Realized gains included in net income	$—	$—	$963	$—	Gains on investment securities available-for-sale
	—	—	963	—	Income before income taxes
Tax effect	—	—	(361)	—	Income tax expense
Net of tax	$—	$—	$602	$—	Net income

Note 12.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.71 million at June 30, 2014 and $2.62 million at December 31, 2013. Interest and penalties were recognized through the income tax provision. For the six months ended June 30, 2014 and 2013, the Company recognized approximately $0.09 million and $0.10 million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.78 million and $0.69 million were accrued at June 30, 2014 and December 31, 2013, respectively.

Effective January 1, 2014, the Indiana Financial Institutions Tax (FIT) rate decreased from 8.5% to 8.0% and will continue to decrease by 0.5% each of the next three years. As a result of the rate change, the Company decreased the carrying value of certain state deferred tax assets. The impact of this change was not material and was recorded in the financial statements during the second quarter of 2013. Additionally, on March 26, 2014, FIT tax rate decreases from 6.5% in 2018 to 4.9% in 2023 were enacted. These further decreases did not have an impact on the Company's deferred taxes and as a result, no amount was recorded in the Company's financial statements for this rate change.

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

The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At June 30, 2014 and December 31, 2013, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2014
Mortgages held for sale reported at fair value	$19,034	$18,850	$184	(1)

December 31, 2013
Mortgages held for sale reported at fair value	$6,079	$5,974	$105	(1)

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

Interest rate swap positions, both assets and liabilities, are valued by a third party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters. This valuation process considers various factors including interest rate yield curves, time value and volatility factors. Validation of third party agent valuations is accomplished by comparing those values to the Company’s swap counterparty valuations. Management believes an adjustment is required to “mid-market” valuations for derivatives tied to its performing loan portfolio to recognize the imprecision and related exposure inherent in the process of estimating expected credit losses as well as velocity of deterioration evident with systemic risks embedded in these portfolios.

The following table shows the balance of assets and liabilities at June 30, 2014 and December 31, 2013 measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,794	$361,273	$—	$381,067
U.S. States and political subdivisions securities	—	124,888	4,699	129,587
Mortgage-backed securities — Federal agencies	—	264,821	—	264,821
Corporate debt securities	—	32,168	—	32,168
Foreign government and other securities	—	—	905	905
Total debt securities	19,794	783,150	5,604	808,548
Marketable equity securities	6,508	—	—	6,508
Total investment securities available-for-sale	26,302	783,150	5,604	815,056
Trading account securities	198	—	—	198
Mortgages held for sale	—	19,034	—	19,034
Accrued income and other assets (interest rate swap agreements)	—	10,039	—	10,039
Total	$26,500	$812,223	$5,604	$844,327

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,234	$—	$10,234
Total	$—	$10,234	$—	$10,234

December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,631	$375,408	$—	$395,039
U.S. States and political subdivisions securities	—	117,741	5,498	123,239
Mortgage-backed securities — Federal agencies	—	275,080	—	275,080
Corporate debt securities	—	31,065	—	31,065
Foreign government and other securities	—	709	—	709
Total debt securities	19,631	800,003	5,498	825,132
Marketable equity securities	7,568	—	—	7,568
Total investment securities available-for-sale	27,199	800,003	5,498	832,700
Trading account securities	192	—	—	192
Mortgages held for sale	—	6,079	—	6,079
Accrued income and other assets (interest rate swap agreements)	—	9,894	—	9,894
Total	$27,391	$815,976	$5,498	$848,865

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,087	$—	$10,087
Total	$—	$10,087	$—	$10,087

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2014 and 2013.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance April 1, 2014	$4,709	$—	$4,709
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(10)	—	(10)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	—	—	—
Transfers into Level 3	—	905	905
Transfers out of Level 3	—	—	—
Ending balance June 30, 2014	$4,699	$905	$5,604

Beginning balance April 1, 2013	$7,070	$—	$7,070
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	182	—	182
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(1,800)	—	(1,800)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2013	$5,452	$—	$5,452

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2014 or 2013. One transfer between levels occurred during the three months ended June 30, 2014. No transfers between levels occurred during the three months ended June 30, 2013. A foreign government debt security was transferred from Level 2 to Level 3 as of June 30, 2014 due to the Company's periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 3 as the unobservable inputs were deemed to be significant to the overall fair value measurement.

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2014
Investment securities available-for sale
Direct placement municipal securities	$4,699	Discounted cash flows	Credit spread assumption	0.68% - 1.34%

Foreign government	$905	Discounted cash flows	Credit spread assumption	0.87%

December 31, 2013
Investment securities available-for sale
Direct placement municipal securities	$5,498	Discounted cash flows	Credit spread assumption	0.90% - 1.52%

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement can be significant. The significant unobservable input for these securities are the credit spread assumptions used to determine the fair value measure. An increase (decrease) in the estimated spread assumption of the market will decrease (increase) the fair value measure of the securities.

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

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2014: impaired loans $0.00 million; partnership investments - $0.20 million; mortgage servicing rights $0.00 million; repossessions $0.02 million, and other real estate - $0.02 million.

The following table shows the carrying value of assets at June 30, 2014 and December 31, 2013 measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2014
Impaired loans - collateral based	$—	$—	$7,032	$7,032
Accrued income and other assets (partnership investments)	—	—	1,798	1,798
Accrued income and other assets (mortgage servicing rights)	—	—	4,695	4,695
Accrued income and other assets (repossessions)	—	—	5,455	5,455
Accrued income and other assets (other real estate)	—	—	2,654	2,654
Total	$—	$—	$21,634	$21,634

December 31, 2013
Impaired loans - collateral based	$—	$—	$670	$670
Accrued income and other assets (partnership investments)	—	—	2,156	2,156
Accrued income and other assets (mortgage servicing rights)	—	—	4,844	4,844
Accrued income and other assets (repossessions)	—	—	4,262	4,262
Accrued income and other assets (other real estate)	—	—	5,490	5,490
Total	$—	$—	$17,422	$17,422

The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2014
Impaired loans	$7,032	$7,032	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 67%

Mortgage servicing rights	4,695	7,584	Discounted cash flows	Constant prepayment rate (CPR)	10.0% - 14.5%
				Discount rate	9.9% - 13.4%

Repossessions	5,455	5,728	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 11%

Other real estate	2,654	3,135	Appraisals	Discount for lack of marketability	0% - 73%

December 31, 2013
Impaired loans	$670	$670	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,844	8,127	Discounted cash flows	Constant prepayment rate (CPR)	9.9% - 11.9%
				Discount rate	10.0% - 13.0%

Repossessions	4,262	4,435	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%

Other real estate	5,490	6,606	Appraisals	Discount for lack of marketability	0% - 48%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Cash and due from banks	$110,933	$110,933	$110,933	$—	$—
Federal funds sold and interest bearing deposits with other banks	6,445	6,445	6,445	—	—
Investment securities, available-for-sale	815,056	815,056	26,302	783,150	5,604
Other investments and trading account securities	23,795	23,795	23,795	—	—
Mortgages held for sale	19,034	19,034	—	19,034	—
Loans and leases, net of reserve for loan and lease losses	3,634,759	3,644,087	—	—	3,644,087
Cash surrender value of life insurance policies	59,540	59,540	59,540	—	—
Mortgage servicing rights	4,695	7,584	—	—	7,584
Interest rate swaps	10,039	10,039	—	10,039	—
Liabilities:
Deposits	$3,815,735	$3,818,385	$2,793,652	$1,024,733	$—
Short-term borrowings	350,002	350,002	195,181	154,821	—
Long-term debt and mandatorily redeemable securities	59,726	59,496	—	59,496	—
Subordinated notes	58,764	64,743	—	64,743	—
Interest rate swaps	10,234	10,234	—	10,234	—
Off-balance-sheet instruments *	—	178	—	178	—

December 31, 2013
Assets:
Cash and due from banks	$77,568	$77,568	$77,568	$—	$—
Federal funds sold and interest bearing deposits with other banks	2,484	2,484	2,484	—	—
Investment securities, available-for-sale	832,700	832,700	27,199	800,003	5,498
Other investments and trading account securities	22,592	22,592	22,592	—	—
Mortgages held for sale	6,079	6,079	—	6,079	—
Loans and leases, net of reserve for loan and lease losses	3,465,819	3,491,718	—	—	3,491,718
Cash surrender value of life insurance policies	58,558	58,558	58,558	—	—
Mortgage servicing rights	4,844	8,127	—	—	8,127
Interest rate swaps	9,894	9,894	—	9,894	—
Liabilities:
Deposits	$3,653,650	$3,657,586	$2,722,804	$934,782	$—
Short-term borrowings	314,131	314,131	184,304	129,827	—
Long-term debt and mandatorily redeemable securities	58,335	56,896	—	56,896	—
Subordinated notes	58,764	62,602	—	62,602	—
Interest rate swaps	10,087	10,087	—	10,087	—
Off-balance-sheet instruments *	—	177	—	177	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2014, as compared to December 31, 2013, and the results of operations for the three and six months ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2013 Annual Report.

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

FINANCIAL CONDITION

Our total assets at June 30, 2014 were $4.93 billion, an increase of $202.90 million or 4.30% from December 31, 2013. Total loans and leases were $3.72 billion, an increase of $174.21 million or 4.91% from December 31, 2013. Total investment securities, available for sale were $815.06 million which represented a decrease of $17.64 million or 2.12% and total deposits were $3.82 billion, an increase of $162.09 million or 4.44% over the comparable figures at the end of 2013. Short-term borrowings were $350.00 million, an increase of $35.87 million or 11.42% from December 31, 2013.

Nonperforming assets at June 30, 2014 were $41.09 million, a decrease of $5.66 million or 12.11% from the $46.75 million reported at December 31, 2013. At June 30, 2014 and December 31, 2013, nonperforming assets were 1.08% and 1.29%, respectively of net loans and leases.

The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Accrued income and other assets:
Bank owned life insurance cash surrender value	$59,540	$58,558
Accrued interest receivable	13,016	12,537
Mortgage servicing assets	4,695	4,844
Other real estate	1,853	4,539
Former bank premises held for sale	801	951
Repossessions	5,455	4,262
All other assets	35,359	35,953
Total accrued income and other assets	$120,719	$121,644

CAPITAL

As of June 30, 2014, total shareholders’ equity was $594.22 million, up $8.84 million or 1.51% from the $585.38 million at December 31, 2013. In addition to net income of $28.13 million, other significant changes in shareholders’ equity during the first six months of 2014 included $15.80 million of common stock acquired for treasury and $8.56 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $10.21 million at June 30, 2014, compared to $6.58 million at December 31, 2013. The increase in accumulated other comprehensive income/(loss) during 2014 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.06% as of June 30, 2014, compared to 12.39% at December 31, 2013. Book value per common share rose to $24.89 at June 30, 2014, from $24.07 at December 31, 2013.

We declared and paid dividends per common share of $0.18 during the second quarter of 2014. The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 31.51%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2014, are presented in the table below:

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$607,485	15.28%	$317,982	8.00%	$397,478	10.00%
1st Source Bank	583,291	14.71	317,224	8.00	396,530	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	555,208	13.97	158,991	4.00	238,487	6.00
1st Source Bank	533,070	13.44	158,612	4.00	237,918	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	555,208	11.73	189,306	4.00	236,633	5.00
1st Source Bank	533,070	11.28	189,017	4.00	236,272	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2014, we had $94.50 million outstanding and could borrow approximately $170.50 million for a short time from these banks on a collective basis. As of June 30, 2014, we had $181.45 million outstanding in FHLB advances and could borrow an additional $50.00 million. We also had $382.21 million available to borrow from the FRB with no amounts outstanding as of June 30, 2014.

Our loan to asset ratio was 75.59% at June 30, 2014 compared to 75.15% at December 31, 2013 and 75.31% at June 30, 2013. Cash and cash equivalents totaled $117.38 million at June 30, 2014 compared to $80.05 million at December 31, 2013 and $68.02 million at June 30, 2013. At June 30, 2014, the Statement of Financial Condition was rate sensitive by $109.95 million more assets than liabilities scheduled to reprice within one year, or approximately 1.05%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $594 million.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended June 30, 2014 was $14.49 million and $28.13 million, compared to $13.94 million and $26.35 million for the same periods in 2013. Diluted net income per common share was $0.59 and $1.15 for the three and six month periods ended June 30, 2014, compared to $0.56 and $1.07 for the same periods in 2013. Return on average common shareholders’ equity was 9.50% for the six months ended June 30, 2014, compared to 9.32% in 2013. The return on total average assets was 1.19% for the six months ended June 30, 2014, compared to 1.16% in 2013.

The increase in net income for the six months ended June 30, 2014, over the first six months of 2013, was primarily the result of an increase in net interest income and a decrease in noninterest expense. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended June 30, 2014 was $40.62 million, an increase of 3.30% over the same period in 2013. The net interest margin on a fully taxable equivalent basis was 3.59% for the three months ended June 30, 2014, compared to 3.65% for the three months ended June 30, 2013. The taxable equivalent net interest income for the six months ended June 30, 2014 was $79.71 million, an increase of 2.79% over 2013, resulting in a net interest margin of 3.59% compared to a net interest margin of 3.64% for the same period in 2013.

During the three and six month periods ended June 30, 2014, average earning assets increased $212.83 million or 4.92% and $182.58 million or 4.25% respectively, over the comparable periods in 2013. Average interest-bearing liabilities increased $146.56 million or 4.43% and $111.90 million or 3.41% respectively, for the three and six month periods ended June 30, 2014 over the comparable periods one year ago. The yield on average earning assets decreased 18 basis points to 4.00% for the second quarter of 2014 from 4.18% for the second quarter of 2013. The yield on average earning assets for the six month period ended June 30, 2014 decreased 19 basis points to 4.01% from 4.20% for the six month period ended June 30, 2013. The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment. Total cost of average interest-bearing liabilities decreased 16 basis points to 0.54% for the second quarter 2014 from 0.70% for the second quarter 2013. Total cost of average interest-bearing liabilities decreased 17 basis points to 0.56% for the six months ended June 30, 2014, from 0.73% for the six months ended June 30, 2013. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 6 basis points and 5 basis points respectively, for the three and six month periods ended June 30, 2014 from June 30, 2013.

The largest contributor to the decrease in the yield on average earning assets for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was a reduction in yields on net loans and leases of 29 basis points. Average net loans and leases increased $242.43 million or 7.09% for the second quarter of 2014 from the second quarter of 2013 and $221.92 million or 6.56% for the six months ended June 30, 2014 compared to the same period in 2013. Total average investment securities decreased $8.12 million or 0.96% for the second quarter and decreased $16.74 million or 1.97% for the six month period over one year ago. Average mortgages held for sale increased $5.36 million or 63.95% and $1.17 million or 13.78% respectively, for the three and six month periods ended June 30, 2014, over the comparable periods a year ago. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $26.85 million or 49.45% and $23.78 million or 43.65% respectively, for the three and six month periods ended June 30, 2014, over the comparable periods a year ago.

Average interest-bearing deposits decreased $15.65 million or 0.51% and $36.86 million or 1.22% respectively, for the second quarter of 2014 and the first six months of 2014 over the same periods in 2013. The effective rate paid on average interest-bearing deposits decreased 18 basis points to 0.40% for the second quarter 2014 compared to 0.58% for the second quarter 2013. The effective rate paid on average interest-bearing deposits decreased 20 basis points to 0.40% for the first six months of 2014 compared to 0.60% for the first six months of 2013. The decline in the average cost of interest-bearing deposits during the second quarter of 2014 and the first six months of 2014 as compared to the second quarter and first six months of 2013 was primarily the result of interest rate re-pricing on maturing certificates of deposit and the continued change in deposit mix.

Average short-term borrowings increased $165.46 million or 118.43% and increased $157.05 million or 121.18% respectively, for the second quarter of 2014 and the first six months of 2014 compared to the same periods in 2013 in order to fund loan growth. Interest paid on short-term borrowings increased 9 basis points for the second quarter and increased 10 basis points for the first six months of 2014. Average long-term debt decreased $3.26 million or 5.18% during the second quarter of 2014 as compared to the second quarter of 2013 and decreased $8.30 million or 12.31% during the first six months of 2014 as compared to the first six months of 2013. The decrease in long-term borrowings during the second quarter and first six months of 2014 as compared to the second quarter and first six months of 2013 was the result of decreased borrowings with the Federal Home Loan Bank (FHLB). Interest paid on long-term borrowings increased 171 basis points for the second quarter and 141 basis points for the first six months of 2014 compared to the second quarter and first six months of 2013 due to higher rates on mandatorily redeemable securities, offset by lower effective rates on FHLB borrowings.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities:
Taxable	$705,960	$3,401	1.93%	$737,872	$3,498	1.90%	$706,037	$6,746	1.93%	$745,906	$7,193	1.94%
Tax exempt	129,795	1,206	3.73%	105,998	1,122	4.25%	127,651	2,419	3.82%	104,519	2,259	4.36%
Mortgages held for sale	13,736	135	3.94%	8,378	77	3.69%	9,679	206	4.29%	8,507	148	3.51%
Net loans and leases	3,662,156	40,336	4.42%	3,419,723	40,126	4.71%	3,603,016	79,255	4.44%	3,381,093	79,325	4.73%
Other investments	27,446	232	3.39%	54,293	241	1.78%	30,703	509	3.34%	54,484	483	1.79%

Total earning assets	4,539,093	45,310	4.00%	4,326,264	45,064	4.18%	4,477,086	89,135	4.01%	4,294,509	89,408	4.20%

Cash and due from banks	63,678			61,107			60,889			58,915
Reserve for loan and lease losses	(86,067)			(84,882)			(85,173)			(84,510)
Other assets	314,609			309,464			312,305			308,892

Total assets	$4,831,313			$4,611,953			$4,765,107			$4,577,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,028,158	$2,994	0.40%	$3,043,806	$4,412	0.58%	$2,992,156	$5,965	0.40%	$3,029,013	$8,954	0.60%
Short-term borrowings	305,169	169	0.22%	139,708	45	0.13%	286,647	306	0.22%	129,597	77	0.12%
Subordinated notes	58,764	1,055	7.20%	58,764	1,055	7.20%	58,764	2,110	7.24%	58,764	2,110	7.24%
Long-term debt and mandatorily redeemable securities	59,661	470	3.16%	62,918	228	1.45%	59,093	1,045	3.57%	67,388	723	2.16%

Total interest bearing liabilities	3,451,752	4,688	0.54%	3,305,196	5,740	0.70%	3,396,660	9,426	0.56%	3,284,762	11,864	0.73%

Noninterest-bearing deposits	735,885			675,201			725,103			662,778
Other liabilities	44,384			56,689			46,342			60,046
Shareholders’ equity	599,292			574,867			597,002			570,220

Total liabilities and shareholders' equity	$4,831,313			$4,611,953			$4,765,107			$4,577,806

Net interest income		$40,622			$39,324			$79,709			$77,544

Net interest margin on a tax equivalent basis			3.59%			3.65%			3.59%			3.64%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and six month periods ended June 30, 2014 was $2.54 million and $3.35 million respectively, compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2013 of $1.29 million and $2.05 million respectively. Net recoveries of $1.22 million were recorded for the second quarter 2014, compared to net recoveries of $0.39 million for the same quarter a year ago. Year-to-date net recoveries of $1.92 million have been recorded in 2014, compared to net recoveries of $0.33 million through June 30, 2013.

On June 30, 2014, 30 day and over loan and lease delinquencies were 0.38% compared to 0.27% on June 30, 2013. The increase in delinquencies occurred primarily in the aircraft and commercial portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.38% as compared to 2.45% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2014 and 2013 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of June 30, 2014 and December 31, 2013 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Loans and leases past due 90 days or more	$475	$287	$184
Nonaccrual loans and leases	32,486	36,707	29,318
Other real estate	1,853	4,539	5,455
Former bank premises held for sale	801	951	951
Repossessions	5,455	4,262	137
Equipment owned under operating leases	23	—	—
Total nonperforming assets	$41,093	$46,746	$36,045

Nonperforming assets as a percentage of total loans and leases were 1.08% at June 30, 2014, 1.29% at December 31, 2013, and 1.01% at June 30, 2013. Nonperforming assets totaled $41.09 million at June 30, 2014, a decrease of 12.09% from the $46.75 million reported at December 31, 2013, and a 14.00% increase from the $36.05 million reported at June 30, 2013. The decrease in nonperforming assets during the first six months of 2014 was primarily related to a decrease in nonaccrual loans and leases and the sale of other real estate as the economy slowly improves. The increase in nonperforming assets at June 30, 2014 from June 30, 2013 occurred primarily in repossessions and nonaccrual loans and leases offset by the sale of other real estate. On a rolling quarter basis, nonperforming assets increased $5.21 million during the second quarter of 2014 from the $35.88 million reported at March 31, 2014, largely due to one commercial and agricultural relationship being placed on nonaccrual during the second quarter.

The decrease in nonaccrual loans and leases at June 30, 2014 from December 31, 2013 occurred primarily in the aircraft, auto and light truck and commercial real estate portfolios offset by an increase in commercial and agricultural loans. The increase in nonaccrual loans and leases at June 30, 2014 from June 30, 2013 occurred primarily in the commercial and agricultural portfolio offset by decreases in aircraft, construction equipment and commercial real estate. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2014 and December 31, 2013 is located in Note 4 of the Consolidated Financial Statements.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. Other real estate decreased over the past year due to current sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of aircraft financing at June 30, 2014 and December 31, 2013. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial and agricultural loans	$—	$23	$—
Auto and light truck	125	145	64
Medium and heavy duty truck	66	—	66
Aircraft financing	5,260	4,082	—
Construction equipment financing	88	—	—
Commercial real estate	521	3,101	4,438
Residential real estate	776	959	719
Consumer loans	472	491	305
Total	$7,308	$8,801	$5,592

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars except for one loan denominated in Euros, which was not significant, were $244.63 million and $270.30 million as of June 30, 2014 and December 31, 2013, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $122.70 million and $80.81 million as of June 30, 2014, respectively, compared to $142.79 million and $77.96 million as of December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013 there was not a significant concentration in any other country.

NONINTEREST INCOME

Noninterest income for the three month period ended June 30, 2014 and 2013 was $19.22 million and $20.12 million, respectively. Noninterest income for the six month period ended June 30, 2014 and 2013 was $38.62 million and $39.07 million, respectively, The following table shows the details of noninterest income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest income:
Trust fees	$4,955	$4,439	$9,431	$8,540
Service charges on deposit accounts	2,207	2,325	4,273	4,564
Debit card income	2,463	2,344	4,695	4,409
Mortgage banking income	1,181	1,936	2,515	3,564
Insurance commissions	1,288	1,393	2,851	2,839
Equipment rental income	4,098	4,086	8,180	8,098
Gains on investment securities available-for-sale	—	—	963	—
Other income	3,029	3,598	5,711	7,055
Total noninterest income	$19,221	$20,121	$38,619	$39,069

Noninterest income decreased $0.90 million or 4.47% for the three months ended June 30, 2014 as compared to the same period in 2013. Noninterest income decreased $0.45 million or 1.15% for the six months ended June 30, 2014 as compared to the same period one year ago. Insurance commissions decreased slightly during the second quarter of 2014 and increased slightly during the first six months of 2014 compared to the same periods in 2013. Equipment rental income increased slightly during the three and six months ended June 30, 2014 over the same periods a year ago.

Trust fees increased $0.52 million or 11.62% and $0.89 million or 10.43% for the three and six months ended June 30, 2014, respectively over the same periods a year ago. The increase in trust fees was primarily the result of an increase in market values of investments held in the trust accounts of clients. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2014 and December 31, 2013 was $3.89 billion and $3.80 billion, respectively.

Service charges on deposit accounts decreased $0.12 million or 5.08% and $0.29 million or 6.38% for the three and six months ended June 30, 2014, respectively over the comparable periods one year ago. The decrease in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Debit card income increased $0.12 million or 5.08% and $0.29 million or 6.49% in the three and six months ended June 30, 2014, respectively over the same periods a year ago. The increase in debit card income was the result of an increased volume of debit card transactions in 2014 and a higher fee structure that went into effect at the end of the first quarter of 2013.

Mortgage banking income decreased $0.76 million or 39.00% in the second quarter of 2014 as compared to the second quarter of 2013. Mortgage banking income decreased $1.05 million or 29.43% during the first six months of 2014 versus the first six months of 2013. This variance was primarily caused by decreased gains on loan sales due to lower production volumes and reduced profit margins offset by lower mortgage servicing rights amortization expense in 2014.

There were no gains on investment securities available-for-sale in the second quarter of 2014 or the second quarter 2013. Gains on investment securities available-for-sale increased $0.96 million during the first six months of 2014 versus the first six months of 2013 due to the partial sale of a marketable equity security.

Other income decreased $0.57 million or 15.81% and $1.34 million or 19.05% for the three and six months ended June 30, 2014, respectively over the same periods a year ago. The decrease was primarily the result of losses on partnership investments in 2014.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended June 30, 2014 and 2013 was $34.42 million and $35.74 million, respectively. Noninterest expense for the six month period ended June 30, 2014 and 2013 was $70.40 million and $72.29 million, respectively. The following table shows the details of noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest expense:
Salaries and employee benefits	$18,827	$19,176	$38,309	$39,112
Net occupancy expense	2,235	2,147	4,672	4,354
Furniture and equipment expense	4,413	3,909	8,650	7,808
Depreciation - leased equipment	3,290	3,274	6,539	6,499
Professional fees	1,062	1,310	2,190	2,665
Supplies and communication	1,337	1,499	2,729	3,035
FDIC and other insurance	850	927	1,714	1,805
Business development and marketing expense	899	932	2,583	1,705
Loan and lease collection and repossession expense	(17)	1,095	(512)	1,852
Other expense	1,528	1,475	3,522	3,459
Total noninterest expense	$34,424	$35,744	$70,396	$72,294

Noninterest expense decreased $1.32 million or 3.69% for the second quarter and $1.90 million or 2.63% for year-to-date 2014 as compared to the same periods in 2013. Depreciation on leased equipment and other expense increased slightly in 2014 over the same periods in 2013. FDIC and other insurance expense decreased slightly in 2014 over the same periods in 2013.

Salaries and employee benefits decreased $0.35 million or 1.82% and $0.80 million or 2.05% in the three and six months ended June 30, 2014, respectively versus the three and six months ended June 30, 2013. The decrease for the second quarter 2014 was due to lower group insurance costs offset by higher base salary expense. The year-to-date decrease was a result of lower base salary expense due to fewer full time equivalent employees in addition to lower group insurance costs.

Net occupancy expense increased slightly during the second quarter of 2014 compared to the same period a year ago and increased $0.32 million or 7.30% for year-to-date 2014 compared to the same period in 2013. The year-to-date increase was primarily a result of higher snow removal services that were incurred during the first quarter of 2014.

Furniture and equipment expense increased $0.50 million or 12.89% for the second quarter 2014 and $0.84 million or 10.78% for year-to-date 2014 compared to the same periods in 2013. Furniture and equipment expense was higher in the second quarter 2014 and year-to-date 2014 mainly due to increased computer processing charges, software maintenance costs and equipment and furniture expense.

Professional fees decreased $0.25 million or 18.93% and $0.48 million or 17.82% for the three and six month periods ended June 30, 2014 respectively, as compared to the three and six month periods ended June 30, 2013. The lower professional fees in 2014 was primarily the result of reduced utilization of consulting services.

Supplies and communication expense decreased $0.16 million or 10.81% and $0.31 million or 10.08% for the three and six month periods ended June 30, 2014 respectively, as compared to the three and six month periods ended June 30, 2013. The decrease in 2014 was due to lower postage, express & freight, data communications line and printing & supplies expenses.

Business development and marketing expense declined slightly for the three months ended June 30, 2014 versus the three months ended June 30, 2013 and increased $0.88 million or 51.50% for the six months ended June 30, 2014 versus the six months ended June 30, 2013. The year-to-date increase was mainly due to higher charitable contributions.

Loan and lease collection and repossession expense decreased $1.11 million or 101.55% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to gains on the sale of repossessions and lower repurchased mortgage loan losses offset by higher collection and repossession expenses in 2014 compared to 2013. Loan and lease collection and repossession expense decreased $2.36 or 127.65% in the six month period ended June 30, 2014 compared to the same period a year ago mainly due to gains on the sale of other real estate owned and repossessions and lower repurchased mortgage loan losses offset by higher collection and repossession expenses in 2014 compared to 2013.

INCOME TAXES

The provision for income taxes for the three and six month periods ended June 30, 2014 was $7.92 million and $15.53 million, respectively compared to $8.01 million and $15.00 million for the same periods in 2013. The effective tax rates were 35.34% and 36.49% for the second quarter ended June 30, 2014 and 2013, respectively and 35.57% and 36.28% for the six months ended June 30, 2014 and 2013, respectively.

Effective January 1, 2014, the Indiana Financial Institutions Tax (FIT) rate decreased from 8.5% to 8.0% and will continue to decrease by 0.5% each of the next three years. As a result of the rate change, we decreased the carrying value of certain state deferred tax assets. The impact of this change was not material and was recorded in the financial statements during the second quarter of 2013. Additionally, on March 26, 2014, FIT tax rate decreases from 6.5% in 2018 to 4.9% in 2023 were enacted. These further decreases did not have an impact on our deferred taxes and as a result, no amount was recorded in our financial statements for this rate change.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risks faced by 1st Source since December 31, 2013. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2014	101,104	$29.26	101,104	730,257
May 01 - 31, 2014	305,901	30.52	305,901	424,356
June 01 - 30, 2014	69,246	30.36	69,246	355,110

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on April 26, 2007. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock when favorable conditions exist on the open market or through private transactions at various prices from time to time. Since the inception of the plan, 1st Source has repurchased a total of 1,644,890 shares.

On July 24, 2014, the Board of Directors authorized the repurchase of up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. This authorization shall supersede any prior repurchase authorizations.

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

1st Source Corporation

DATE	July 24, 2014	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	July 24, 2014	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer