Form 10-Q
period 2014-09-30
1ST SOURCE CORP
filed 2014-10-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of common stock outstanding as of October 17, 2014 — 23,862,253 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$54,542	$77,568
Federal funds sold and interest bearing deposits with other banks	27,169	2,484
Investment securities available-for-sale (amortized cost of $799,862 and $822,163 at September 30, 2014 and December 31, 2013, respectively)	813,704	832,700
Other investments	23,017	22,400
Trading account securities	196	192
Mortgages held for sale	13,070	6,079
Loans and leases, net of unearned discount:
Commercial and agricultural loans	696,209	679,492
Auto and light truck	422,742	391,649
Medium and heavy duty truck	249,014	237,854
Aircraft financing	700,794	738,133
Construction equipment financing	375,069	333,088
Commercial real estate	615,420	583,997
Residential real estate	451,508	460,981
Consumer loans	143,665	124,130
Total loans and leases	3,654,421	3,549,324
Reserve for loan and lease losses	(87,400)	(83,505)
Net loans and leases	3,567,021	3,465,819
Equipment owned under operating leases, net	66,013	60,967
Net premises and equipment	47,350	46,630
Goodwill and intangible assets	85,583	86,343
Accrued income and other assets	123,128	121,644
Total assets	$4,820,793	$4,722,826

LIABILITIES
Deposits:
Noninterest bearing	$818,679	$735,212
Interest bearing	3,017,293	2,918,438
Total deposits	3,835,972	3,653,650
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	106,769	181,120
Other short-term borrowings	109,953	133,011
Total short-term borrowings	216,722	314,131
Long-term debt and mandatorily redeemable securities	56,171	58,335
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	50,131	52,568
Total liabilities	4,217,760	4,137,448

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 at September 30, 2014 and December 31, 2013	346,535	346,535
Retained earnings	291,569	261,626
Cost of common stock in treasury (1,779,634 shares at September 30, 2014 and 1,319,377 shares at December 31, 2013)	(43,716)	(29,364)
Accumulated other comprehensive income	8,645	6,581
Total shareholders’ equity	603,033	585,378
Total liabilities and shareholders’ equity	$4,820,793	$4,722,826
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans and leases	$41,118	$42,392	$120,434	$121,674
Investment securities, taxable	2,962	3,581	9,708	10,774
Investment securities, tax-exempt	831	764	2,466	2,295
Other	241	229	750	712
Total interest income	45,152	46,966	133,358	135,455

Interest expense:
Deposits	2,765	4,089	8,730	13,043
Short-term borrowings	134	72	440	149
Subordinated notes	1,055	1,055	3,165	3,165
Long-term debt and mandatorily redeemable securities	488	592	1,533	1,315
Total interest expense	4,442	5,808	13,868	17,672

Net interest income	40,710	41,158	119,490	117,783
Provision for (recovery of) loan and lease losses	1,206	(419)	4,553	1,631
Net interest income after provision for loan and lease losses	39,504	41,577	114,937	116,152

Noninterest income:
Trust fees	4,499	5,260	13,930	13,800
Service charges on deposit accounts	2,225	2,364	6,498	6,928
Debit card income	2,382	2,343	7,077	6,752
Mortgage banking income	1,446	1,103	3,961	4,667
Insurance commissions	1,317	1,292	4,168	4,131
Equipment rental income	4,361	4,000	12,541	12,098
Gains (losses) on investment securities available-for-sale	—	(28)	963	(28)
Other income	3,162	3,824	8,873	10,879
Total noninterest income	19,392	20,158	58,011	59,227

Noninterest expense:
Salaries and employee benefits	20,790	20,441	59,099	59,553
Net occupancy expense	2,252	2,126	6,924	6,480
Furniture and equipment expense	4,415	4,477	13,065	12,285
Depreciation - leased equipment	3,571	3,246	10,110	9,745
Professional fees	1,158	1,178	3,348	3,843
Supplies and communication	1,424	1,330	4,153	4,365
FDIC and other insurance	856	874	2,570	2,679
Business development and marketing expense	1,218	1,306	3,801	3,011
Loan and lease collection and repossession expense	652	1,530	140	3,382
Other expense	1,317	1,922	4,839	5,381
Total noninterest expense	37,653	38,430	108,049	110,724

Income before income taxes	21,243	23,305	64,899	64,655
Income tax expense	6,296	8,409	21,826	23,413

Net income	$14,947	$14,896	$43,073	$41,242

Per common share:
Basic net income per common share	$0.62	$0.60	$1.77	$1.67
Diluted net income per common share	$0.62	$0.60	$1.77	$1.67
Dividends	$0.18	$0.17	$0.53	$0.51
Basic weighted average common shares outstanding	23,875,331	24,366,220	24,088,636	24,352,073
Diluted weighted average common shares outstanding	23,875,331	24,367,109	24,088,636	24,352,854
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$14,947	$14,896	$43,073	$41,242

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of available-for-sale securities	(2,507)	1,853	4,268	(16,881)
Reclassification adjustment for realized losses (gains) included in net income	—	28	(963)	28
Income tax effect	941	(706)	(1,241)	6,327
Other comprehensive (loss) income, net of tax	(1,566)	1,175	2,064	(10,526)

Comprehensive income	$13,381	$16,071	$45,137	$30,716
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2013	$—	$346,535	$223,715	$(31,134)	$19,539	$558,655
Net income	—	—	41,242	—	—	41,242
Other comprehensive loss	—	—	—	—	(10,526)	(10,526)
Issuance of 169,792 common shares under stock based compensation awards, including related tax effects	—	—	(390)	4,040	—	3,650
Cost of 89,867 shares of common stock acquired for treasury	—	—	—	(2,268)	—	(2,268)
Common stock dividend ($0.51 per share)	—	—	(12,524)	—	—	(12,524)
Balance at September 30, 2013	$—	$346,535	$252,043	$(29,362)	$9,013	$578,229

Balance at January 1, 2014	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	43,073	—	—	43,073
Other comprehensive income	—	—	—	—	2,064	2,064
Issuance of 83,149 common shares under stock based compensation awards, including related tax effects	—	—	(244)	1,990	—	1,746
Cost of 543,406 shares of common stock acquired for treasury	—	—	—	(16,342)	—	(16,342)
Common stock dividend ($0.53 per share)	—	—	(12,886)	—	—	(12,886)
Balance at September 30, 2014	$—	$346,535	$291,569	$(43,716)	$8,645	$603,033
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$43,073	$41,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,553	1,631
Depreciation of premises and equipment	3,502	3,515
Depreciation of equipment owned and leased to others	10,110	9,745
Amortization of investment securities premiums and accretion of discounts, net	3,411	2,745
Amortization of mortgage servicing rights	930	1,265
Deferred income taxes	(1,629)	(3,265)
(Gains) losses on investment securities available-for-sale	(963)	28
Originations of loans held for sale, net of principal collected	(91,936)	(85,010)
Proceeds from the sales of loans held for sale	87,518	91,395
Net gain on sale of loans held for sale	(2,573)	(2,663)
Change in trading account securities	(4)	(31)
Change in interest receivable	(945)	(215)
Change in interest payable	(955)	(1,506)
Change in other assets	5,004	13,085
Change in other liabilities	(127)	(3,636)
Other	2,288	328
Net change in operating activities	61,257	68,653

Investing activities:
Proceeds from sales of investment securities	1,236	47,028
Proceeds from maturities of investment securities	138,316	152,706
Purchases of investment securities	(119,700)	(172,789)
Net change in other investments	(617)	200
Loans sold or participated to others	15,363	25,054
Net change in loans and leases	(127,646)	(171,771)
Net change in equipment owned under operating leases	(15,156)	(18,732)
Purchases of premises and equipment	(4,254)	(4,040)
Net change in investing activities	(112,458)	(142,344)

Financing activities:
Net change in demand deposits and savings accounts	52,369	79,907
Net change in time deposits	129,953	(24,838)
Net change in short-term borrowings	(97,409)	52,254
Proceeds from issuance of long-term debt	7,185	5,951
Payments on long-term debt	(11,433)	(20,313)
Net proceeds from issuance of treasury stock	1,746	3,650
Acquisition of treasury stock	(16,342)	(2,268)
Cash dividends paid on common stock	(13,209)	(12,820)
Net change in financing activities	52,860	81,523

Net change in cash and cash equivalents	1,659	7,832

Cash and cash equivalents, beginning of year	80,052	83,934

Cash and cash equivalents, end of period	$81,711	$91,766

Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$6,528	$5,717
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	—	2,801
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

Note 2.       Recent Accounting Pronouncements

Troubled Debt Restructurings by Creditors: In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-14 "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure." ASU 2014-14 requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The Company has determined that ASU 2014-14 will not have an impact on its accounting and disclosures.

Share Based Payments: In June 2014, the FASB issued ASU No. 2014-12 "Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that ASU 2014-12 will not have an impact on its accounting and disclosures.

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

Note 3.       Investment Securities

The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. Treasury and Federal agencies securities	$392,578	$3,793	$(2,472)	$393,899
U.S. States and political subdivisions securities	123,152	4,012	(149)	127,015
Mortgage-backed securities — Federal agencies	249,710	5,337	(1,586)	253,461
Corporate debt securities	31,729	285	(35)	31,979
Foreign government and other securities	800	8	—	808
Total debt securities	797,969	13,435	(4,242)	807,162
Marketable equity securities	1,893	4,651	(2)	6,542
Total investment securities available-for-sale	$799,862	$18,086	$(4,244)	$813,704

December 31, 2013
U.S. Treasury and Federal agencies securities	$394,558	$5,008	$(4,527)	$395,039
U.S. States and political subdivisions securities	120,416	3,670	(847)	123,239
Mortgage-backed securities — Federal agencies	273,495	5,148	(3,563)	275,080
Corporate debt securities	30,828	241	(4)	31,065
Foreign government and other securities	700	9	—	709
Total debt securities	819,997	14,076	(8,941)	825,132
Marketable equity securities	2,166	5,404	(2)	7,568
Total investment securities available-for-sale	$822,163	$19,480	$(8,943)	$832,700

At September 30, 2014 and December 31, 2013, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in securities available-for-sale at September 30, 2014. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$34,526	$34,874
Due after one year through five years	416,243	421,493
Due after five years through ten years	95,275	95,054
Due after ten years	2,215	2,280
Mortgage-backed securities	249,710	253,461
Total debt securities available-for-sale	$797,969	$807,162

The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis. The gross gains for the nine months ended September 30, 2014 reflect the sale of marketable equity securities during the first quarter. The gross gains and losses for the three and nine months ended September 30, 2013 primarily reflect the sale of federal agency securities. The trades were done for the purpose of balance sheet realignment and managing reinvestment risk by adjusting the timing of future cash flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross realized gains	$—	$903	$963	$903
Gross realized losses	—	(931)	—	(931)
Net realized gains (losses)	$—	$(28)	$963	$(28)

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. Treasury and Federal agencies securities	$81,375	$(285)	$119,848	$(2,187)	$201,223	$(2,472)
U.S. States and political subdivisions securities	5,130	(36)	8,630	(113)	13,760	(149)
Mortgage-backed securities - Federal agencies	48,001	(287)	36,914	(1,299)	84,915	(1,586)
Corporate debt securities	8,560	(35)	—	—	8,560	(35)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	143,066	(643)	165,392	(3,599)	308,458	(4,242)
Marketable equity securities	1	—	3	(2)	4	(2)
Total investment securities available-for-sale	$143,067	$(643)	$165,395	$(3,601)	$308,462	$(4,244)

December 31, 2013
U.S. Treasury and Federal agencies securities	$153,868	$(4,404)	$15,085	$(123)	$168,953	$(4,527)
U.S. States and political subdivisions securities	37,115	(814)	1,419	(33)	38,534	(847)
Mortgage-backed securities - Federal agencies	99,488	(3,099)	5,352	(464)	104,840	(3,563)
Corporate debt securities	6,332	(4)	—	—	6,332	(4)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	296,803	(8,321)	21,856	(620)	318,659	(8,941)
Marketable equity securities	—	—	4	(2)	4	(2)
Total investment securities available-for-sale	$296,803	$(8,321)	$21,860	$(622)	$318,663	$(8,943)

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

At September 30, 2014, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.

At September 30, 2014 and December 31, 2013, investment securities with carrying values of $210.52 million and $237.42 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2014
Commercial and agricultural loans	$660,946	$35,263	$696,209
Auto and light truck	404,514	18,228	422,742
Medium and heavy duty truck	245,058	3,956	249,014
Aircraft financing	672,847	27,947	700,794
Construction equipment financing	368,574	6,495	375,069
Commercial real estate	589,667	25,753	615,420
Total	$2,941,606	$117,642	$3,059,248

December 31, 2013
Commercial and agricultural loans	$652,620	$26,872	$679,492
Auto and light truck	378,392	13,257	391,649
Medium and heavy duty truck	235,465	2,389	237,854
Aircraft financing	704,997	33,136	738,133
Construction equipment financing	325,849	7,239	333,088
Commercial real estate	557,692	26,305	583,997
Total	$2,855,015	$109,198	$2,964,213

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2014
Residential real estate	$448,999	$2,509	$451,508
Consumer	143,288	377	143,665
Total	$592,287	$2,886	$595,173

December 31, 2013
Residential real estate	$458,385	$2,596	$460,981
Consumer	123,663	467	124,130
Total	$582,048	$3,063	$585,111

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2014
Commercial and agricultural loans	$678,943	$124	$101	$—	$679,168	$17,041	$696,209
Auto and light truck	422,441	264	—	—	422,705	37	422,742
Medium and heavy duty truck	248,894	40	—	—	248,934	80	249,014
Aircraft financing	690,979	5,401	3,324	—	699,704	1,090	700,794
Construction equipment financing	373,290	981	—	—	374,271	798	375,069
Commercial real estate	610,005	14	57	—	610,076	5,344	615,420
Residential real estate	447,845	959	195	671	449,670	1,838	451,508
Consumer	142,565	526	197	81	143,369	296	143,665
Total	$3,614,962	$8,309	$3,874	$752	$3,627,897	$26,524	$3,654,421

December 31, 2013
Commercial and agricultural loans	$667,462	$263	$2	$—	$667,727	$11,765	$679,492
Auto and light truck	387,881	222	36	—	388,139	3,510	391,649
Medium and heavy duty truck	237,645	20	—	—	237,665	189	237,854
Aircraft financing	713,832	10,309	3,627	—	727,768	10,365	738,133
Construction equipment financing	331,083	973	—	—	332,056	1,032	333,088
Commercial real estate	576,933	—	—	—	576,933	7,064	583,997
Residential real estate	456,782	1,334	269	197	458,582	2,399	460,981
Consumer	122,657	786	220	84	123,747	383	124,130
Total	$3,494,275	$13,907	$4,154	$281	$3,512,617	$36,707	$3,549,324

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
September 30, 2014
With no related reserve recorded:
Commercial and agricultural loans	$6,862	$6,862	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	1,341	1,341	—
Construction equipment financing	758	758	—
Commercial real estate	12,410	12,410	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related reserve recorded	21,371	21,371	—
With a reserve recorded:
Commercial and agricultural loans	10,466	10,466	3,415
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	820	820	76
Residential real estate	375	377	157
Consumer loans	—	—	—
Total with a reserve recorded	11,661	11,663	3,648
Total impaired loans	$33,032	$33,034	$3,648

December 31, 2013
With no related reserve recorded:
Commercial and agricultural loans	$11,231	$11,230	$—
Auto and light truck	3,499	3,499	—
Medium and heavy duty truck	—	—	—
Aircraft financing	9,764	9,764	—
Construction equipment financing	938	938	—
Commercial real estate	14,897	14,897	—
Residential real estate	—	—	—
Consumer loans	—	—	—
Total with no related reserve recorded	40,329	40,328	—
With a reserve recorded:
Commercial and agricultural loans	—	—	—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	563	563	113
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	381	381	161
Consumer loans	—	—	—
Total with a reserve recorded	944	944	274
Total impaired loans	$41,273	$41,272	$274

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$22,095	$9	$11,766	$98	$16,203	$34	$9,645	$133
Auto and light truck	—	—	—	—	542	—	—	—
Medium and heavy duty truck	—	—	677	—	—	—	513	—
Aircraft financing	1,157	3	10,361	79	3,212	16	8,832	79
Construction equipment financing	941	—	1,447	1	1,001	—	3,376	4
Commercial real estate	13,415	148	16,531	155	13,263	442	18,507	459
Residential real estate	375	4	—	—	377	12	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$37,983	$164	$40,782	$333	$34,598	$504	$40,873	$675

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during the three and nine months ended September 30, 2014 and 2013, segregated by class, as well as the recorded investment as of September 30. The classification between nonperforming and performing is shown at the time of modification. During 2014 and 2013, modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There were three modifications during 2014 and two during 2013 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications is immaterial.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	2	$346	—	$—	2	$346	1	$750
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	1	337	—	—	2	337	—	—
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total performing TDR modifications	3	$683	—	$—	4	$683	1	$750

Nonperforming TDRs:
Commercial and agricultural loans	4	$9,556	—	$—	4	$9,556	1	$299
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	1	4,201	—	—	1	4,201
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	1	820	—	—	1	820	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total nonperforming TDR modifications	5	$10,376	1	$4,201	5	$10,376	2	$4,500
Total TDR modifications	8	$11,059	1	$4,201	9	$11,059	3	$5,250

There were no TDRs which had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2014. There was one commercial real estate TDR which had payment defaults within twelve months following modification during the nine months ended September 30, 2013. This loan was transferred into Other Real Estate during the three months ended June 30, 2013. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Performing TDRs	$9,290	$8,786
Nonperforming TDRs	17,001	11,824
Total TDRs	$26,291	$20,610

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2014 and 2013.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
September 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776
Charge-offs	3,000	10	—	—	2	16	3	193	3,224
Recoveries	177	64	1	49	130	130	23	68	642
Net charge-offs (recoveries)	2,823	(54)	(1)	(49)	(128)	(114)	(20)	125	2,582
Provision (recovery of provision)	1,295	516	173	(1,672)	11	485	58	340	1,206
Balance, end of period	$15,238	$10,997	$4,455	$31,464	$6,457	$12,952	$4,012	$1,825	$87,400

Ending balance, individually evaluated for impairment	$3,415	$—	$—	$—	$—	$76	$157	$—	$3,648
Ending balance, collectively evaluated for impairment	11,823	10,997	4,455	31,464	6,457	12,876	3,855	1,825	83,752
Total reserve for loan and lease losses	$15,238	$10,997	$4,455	$31,464	$6,457	$12,952	$4,012	$1,825	$87,400

Recorded investment in loans
Ending balance, individually evaluated for impairment	$17,328	$—	$—	$1,341	$758	$13,230	$375	$—	$33,032
Ending balance, collectively evaluated for impairment	678,881	422,742	249,014	699,453	374,311	602,190	451,133	143,665	3,621,389
Total recorded investment in loans	$696,209	$422,742	$249,014	$700,794	$375,069	$615,420	$451,508	$143,665	$3,654,421

September 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,202	$11,267	$3,800	$33,323	$6,065	$13,529	$3,895	$1,609	$85,690
Charge-offs	49	50	—	1,277	—	—	76	219	1,671
Recoveries	114	2	404	98	64	150	1	74	907
Net charge-offs (recoveries)	(65)	48	(404)	1,179	(64)	(150)	75	145	764
Provision (recovery of provision)	(255)	(1,550)	(121)	1,670	448	(801)	70	120	(419)
Balance, end of period	$12,012	$9,669	$4,083	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Ending balance, individually evaluated for impairment	$49	$—	$—	$1,491	$—	$—	$—	$—	$1,540
Ending balance, collectively evaluated for impairment	11,963	9,669	4,083	32,323	6,577	12,878	3,890	1,584	82,967
Total reserve for loan and lease losses	$12,012	$9,669	$4,083	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,659	$—	$594	$11,433	$1,214	$15,339	$—	$—	$40,239
Ending balance, collectively evaluated for impairment	640,521	417,351	227,434	692,639	314,132	558,940	455,327	121,535	3,427,879
Total recorded investment in loans	$652,180	$417,351	$228,028	$704,072	$315,346	$574,279	$455,327	$121,535	$3,468,118

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2014 and 2013.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
September 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	3,228	29	—	—	4	17	46	582	3,906
Recoveries	863	1,119	137	161	356	285	93	234	3,248
Net charge-offs (recoveries)	2,365	(1,090)	(137)	(161)	(352)	(268)	(47)	348	658
Provision (recovery of provision)	6,088	250	106	(2,734)	133	278	(128)	560	4,553
Balance, end of period	$15,238	$10,997	$4,455	$31,464	$6,457	$12,952	$4,012	$1,825	$87,400

Ending balance, individually evaluated for impairment	$3,415	$—	$—	$—	$—	$76	$157	$—	$3,648
Ending balance, collectively evaluated for impairment	11,823	10,997	4,455	31,464	6,457	12,876	3,855	1,825	83,752
Total reserve for loan and lease losses	$15,238	$10,997	$4,455	$31,464	$6,457	$12,952	$4,012	$1,825	$87,400

Recorded investment in loans
Ending balance, individually evaluated for impairment	$17,328	$—	$—	$1,341	$758	$13,230	$375	$—	$33,032
Ending balance, collectively evaluated for impairment	678,881	422,742	249,014	699,453	374,311	602,190	451,133	143,665	3,621,389
Total recorded investment in loans	$696,209	$422,742	$249,014	$700,794	$375,069	$615,420	$451,508	$143,665	$3,654,421

September 30, 2013
Reserve for loan and lease losses
Balance, beginning of period	$12,326	$8,864	$3,721	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	463	1	50	1,308	88	164	230	820	3,124
Recoveries	355	135	438	782	138	560	12	269	2,689
Net charge-offs (recoveries)	108	(134)	(388)	526	(50)	(396)	218	551	435
Provision (recovery of provision)	(206)	671	(26)	135	1,137	(1,296)	456	760	1,631
Balance, end of period	$12,012	$9,669	$4,083	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Ending balance, individually evaluated for impairment	$49	$—	$—	$1,491	$—	$—	$—	$—	$1,540
Ending balance, collectively evaluated for impairment	11,963	9,669	4,083	32,323	6,577	12,878	3,890	1,584	82,967
Total reserve for loan and lease losses	$12,012	$9,669	$4,083	$33,814	$6,577	$12,878	$3,890	$1,584	$84,507

Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,659	$—	$594	$11,433	$1,214	$15,339	$—	$—	$40,239
Ending balance, collectively evaluated for impairment	640,521	417,351	227,434	692,639	314,132	558,940	455,327	121,535	3,427,879
Total recorded investment in loans	$652,180	$417,351	$228,028	$704,072	$315,346	$574,279	$455,327	$121,535	$3,468,118

Note 6.       Mortgage Servicing Rights

The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $831.20 million and $839.26 million at September 30, 2014 and December 31, 2013, respectively.

Mortgage servicing rights (MSRs) are evaluated for impairment at each reporting date. For purposes of impairment measurement, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type. If temporary impairment exists within a tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$4,695	$4,634	$4,844	$4,645
Additions	443	572	890	1,498
Amortization	(334)	(328)	(930)	(1,265)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,804	4,878	4,804	4,878
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment (charges) recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,804	$4,878	$4,804	$4,878
Fair value of mortgage servicing rights at end of period	$7,791	$7,656	$7,791	$7,656

At September 30, 2014 and 2013, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.99 million and $2.78 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.74 million and $0.79 million for the three months ended September 30, 2014 and 2013, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.28 million and $2.43 million for the nine months ended September 30, 2014 and 2013, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.

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

The Bank issues standby letters of credit which are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit totaled $21.57 million and $19.27 million at September 30, 2014 and December 31, 2013, respectively. Standby letters of credit generally have terms ranging from six months to one year.

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

The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2014
Interest rate swap contracts	$460,409	Other assets	$8,548	Other liabilities	$8,713
Loan commitments	13,409	N/A	—	Mortgages held for sale	3
Forward contracts - mortgage loan	20,700	N/A	—	Mortgages held for sale	52
Forward contracts - foreign exchange	863	N/A	—	Other assets	1
Total	$495,381		$8,548		$8,769

December 31, 2013
Interest rate swap contracts	$462,790	Other assets	$9,894	Other liabilities	$10,087
Loan commitments	7,878	Mortgages held for sale	12	N/A	—
Forward contracts - mortgage loan	10,600	Mortgages held for sale	121	N/A	—
Forward contracts - foreign exchange	1,308	N/A	—	Other assets	7
Total	$482,576		$10,027		$10,094

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2014	2013	2014	2013
Interest rate swap contracts	Other expense	$30	$(2)	$29	$111
Interest rate swap contracts	Other income	11	169	206	567
Loan commitments	Mortgage banking income	(42)	(71)	(15)	(138)
Forward contracts - mortgage loan	Mortgage banking income	213	(943)	(173)	(146)
Forward contracts - foreign exchange	Other income	82	—	78	—
Total		$294	$(847)	$125	$394

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014
Interest rate swaps	$8,930	$382	$8,548	$—	$—	$8,548

December 31, 2013
Interest rate swaps	$10,511	$617	$9,894	$—	$—	$9,894

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2014
Interest rate swaps	$9,095	$382	$8,713	$—	$8,097	$616
Repurchase agreements	106,769	—	106,769	106,769	—	—
Total	$115,864	$382	$115,482	$106,769	$8,097	$616

December 31, 2013
Interest rate swaps	$10,704	$617	$10,087	$—	$8,409	$1,678
Repurchase agreements	117,620	—	117,620	117,620	—	—
Total	$128,324	$617	$127,707	$117,620	$8,409	$1,678

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.

Note 9.       Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2014 and 2013.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2014	2013	2014	2013
Distributed earnings allocated to common stock	$4,299	$4,146	$12,796	$12,429
Undistributed earnings allocated to common stock	10,466	10,552	29,733	28,271
Net earnings allocated to common stock	14,765	14,698	42,529	40,700
Net earnings allocated to participating securities	182	198	544	542
Net income allocated to common stock and participating securities	$14,947	$14,896	$43,073	$41,242

Weighted average shares outstanding for basic earnings per common share	23,875,331	24,366,220	24,088,636	24,352,073
Dilutive effect of stock compensation	—	889	—	781
Weighted average shares outstanding for diluted earnings per common share	23,875,331	24,367,109	24,088,636	24,352,854

Basic earnings per common share	$0.62	$0.60	$1.77	$1.67
Diluted earnings per common share	$0.62	$0.60	$1.77	$1.67

Note 10.     Stock Based Compensation

As of September 30, 2014, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2013. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2014.

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

The stock-based compensation expense recognized in the Statements of Income for the three and nine months ended September 30, 2014 and 2013 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.

Total fair value of options vested and expensed was zero for the nine months ended September 30, 2014 and 2013. As of September 30, 2014 and 2013 there were no outstanding stock options. There were 7,500 stock options exercised at a weighted average price of $12.04 during the nine months ended September 30, 2013. All shares issued in connection with stock option exercises are issued from available treasury stock.

As of September 30, 2014, there was $6.94 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.22 years.

Note 11.     Accumulated Other Comprehensive Income

The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2014	2013	2014	2013

Realized gains (losses) included in net income	$—	$(28)	$963	$(28)	Gains (losses) on investment securities available-for-sale
	—	(28)	963	(28)	Income before income taxes
Tax effect	—	11	(361)	11	Income tax expense
Net of tax	$—	$(17)	$602	$(17)	Net income

Note 12.     Income Taxes

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.37 million at September 30, 2014 and $2.62 million at December 31, 2013. Interest and penalties were recognized through the income tax provision. For the nine months ended September 30, 2014 and 2013, the Company recognized approximately $(0.13) million and $0.11 million in interest, net of tax effect, and penalties, respectively. Interest and penalties of approximately $0.56 million and $0.69 million were accrued at September 30, 2014 and December 31, 2013, respectively.

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

Tax years that remain open and subject to audit include the federal 2011-2013 years and the Indiana 2009-2013 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

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

The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At September 30, 2014 and December 31, 2013, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2014
Mortgages held for sale reported at fair value	$13,070	$13,126	$(56)	(1)

December 31, 2013
Mortgages held for sale reported at fair value	$6,079	$5,974	$105	(1)

(1)
The excess of fair value carrying amount over (under) unpaid principal is included in mortgage banking income and includes changes in fair value at and subsequent to funding and gains and losses on the related loan commitment prior to funding.

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,744	$374,155	$—	$393,899
U.S. States and political subdivisions securities	—	123,093	3,922	127,015
Mortgage-backed securities — Federal agencies	—	253,461	—	253,461
Corporate debt securities	—	31,979	—	31,979
Foreign government and other securities	—	—	808	808
Total debt securities	19,744	782,688	4,730	807,162
Marketable equity securities	6,542	—	—	6,542
Total investment securities available-for-sale	26,286	782,688	4,730	813,704
Trading account securities	196	—	—	196
Mortgages held for sale	—	13,070	—	13,070
Accrued income and other assets (interest rate swap agreements)	—	8,548	—	8,548
Total	$26,482	$804,306	$4,730	$835,518

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$8,713	$—	$8,713
Total	$—	$8,713	$—	$8,713

December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,631	$375,408	$—	$395,039
U.S. States and political subdivisions securities	—	117,741	5,498	123,239
Mortgage-backed securities — Federal agencies	—	275,080	—	275,080
Corporate debt securities	—	31,065	—	31,065
Foreign government and other securities	—	709	—	709
Total debt securities	19,631	800,003	5,498	825,132
Marketable equity securities	7,568	—	—	7,568
Total investment securities available-for-sale	27,199	800,003	5,498	832,700
Trading account securities	192	—	—	192
Mortgages held for sale	—	6,079	—	6,079
Accrued income and other assets (interest rate swap agreements)	—	9,894	—	9,894
Total	$27,391	$815,976	$5,498	$848,865

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,087	$—	$10,087
Total	$—	$10,087	$—	$10,087

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2014 and 2013.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance July 1, 2014	$4,699	$905	$5,604
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(14)	3	(11)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(763)	(100)	(863)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2014	$3,922	$808	$4,730

Beginning balance July 1, 2013	$5,452	$—	$5,452
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	56	—	56
Purchases	1,500	—	1,500
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(491)	—	(491)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2013	$6,517	$—	$6,517

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2014 or 2013. No transfers between levels occurred during the three months ended September 30, 2014 or 2013.

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2014
Investment securities available-for sale
Direct placement municipal securities	$3,922	Discounted cash flows	Credit spread assumption	0.69% - 1.29%

Foreign government	$808	Discounted cash flows	Market yield assumption	0.42% - 1.57%

December 31, 2013
Investment securities available-for sale
Direct placement municipal securities	$5,498	Discounted cash flows	Credit spread assumption	0.90% - 1.52%

The sensitivity to changes in the unobservable inputs and their impact on the fair value measurement can be significant. The significant unobservable input for direct placement municipal securities are the credit spread assumptions used to determine the fair value measure. An increase (decrease) in the estimated spread assumption of the market will decrease (increase) the fair value measure of the securities. The significant unobservable input for foreign government securities are the market yield assumptions. The market yield assumption is negatively correlated to the fair value measure. An increase (decrease) in the determined market yield assumption will decrease (increase) the fair value measurement.

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

The Company has established MSRs valuation policies and procedures based on industry standards and to ensure valuation methodologies are consistent and verifiable. MSRs and related adjustments to fair value result from application of lower of cost or fair value accounting. For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Prepayment rates and discount rates are derived through a third party pricing agent. Changes in the most significant inputs, including prepayment rates and discount rates, are compared to the changes in the fair value measurements and appropriate resolution is made. A fair value analysis is also obtained from an independent third party agent and compared to the internal valuation for reasonableness. MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of the Company’s servicing portfolio may differ from those of any servicing portfolios that do trade.

Other real estate is based on the lower of cost or fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach. Fair values are reviewed quarterly and new appraisals are obtained annually. Repossessions are similarly valued.

For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2014: impaired loans $3.00 million; partnership investments - $0.03 million; mortgage servicing rights $0.00 million; repossessions $0.00 million, and other real estate - $0.11 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2014
Impaired loans - collateral based	$—	$—	$8,016	$8,016
Accrued income and other assets (partnership investments)	—	—	1,377	1,377
Accrued income and other assets (mortgage servicing rights)	—	—	4,804	4,804
Accrued income and other assets (repossessions)	—	—	5,421	5,421
Accrued income and other assets (other real estate)	—	—	2,234	2,234
Total	$—	$—	$21,852	$21,852

December 31, 2013
Impaired loans - collateral based	$—	$—	$670	$670
Accrued income and other assets (partnership investments)	—	—	2,156	2,156
Accrued income and other assets (mortgage servicing rights)	—	—	4,844	4,844
Accrued income and other assets (repossessions)	—	—	4,262	4,262
Accrued income and other assets (other real estate)	—	—	5,490	5,490
Total	$—	$—	$17,422	$17,422

The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2014
Impaired loans	$8,016	$8,016	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,804	7,791	Discounted cash flows	Constant prepayment rate (CPR)	9.2% - 13.8%
				Discount rate	9.8% - 13.3%

Repossessions	5,421	5,720	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 11%

Other real estate	2,234	2,741	Appraisals	Discount for lack of marketability	6% - 73%

December 31, 2013
Impaired loans	$670	$670	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,844	8,127	Discounted cash flows	Constant prepayment rate (CPR)	9.9% - 11.9%
				Discount rate	10.0% - 13.0%

Repossessions	4,262	4,435	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%

Other real estate	5,490	6,606	Appraisals	Discount for lack of marketability	0% - 48%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Cash and due from banks	$54,542	$54,542	$54,542	$—	$—
Federal funds sold and interest bearing deposits with other banks	27,169	27,169	27,169	—	—
Investment securities, available-for-sale	813,704	813,704	26,286	782,688	4,730
Other investments and trading account securities	23,213	23,213	23,213	—	—
Mortgages held for sale	13,070	13,070	—	13,070	—
Loans and leases, net of reserve for loan and lease losses	3,567,021	3,591,915	—	—	3,591,915
Cash surrender value of life insurance policies	60,048	60,048	60,048	—	—
Mortgage servicing rights	4,804	7,791	—	—	7,791
Interest rate swaps	8,548	8,548	—	8,548	—
Liabilities:
Deposits	$3,835,972	$3,836,542	$2,775,174	$1,061,368	$—
Short-term borrowings	216,722	216,722	111,570	105,152	—
Long-term debt and mandatorily redeemable securities	56,171	55,787	—	55,787	—
Subordinated notes	58,764	66,296	—	66,296	—
Interest rate swaps	8,713	8,713	—	8,713	—
Off-balance-sheet instruments *	—	189	—	189	—

December 31, 2013
Assets:
Cash and due from banks	$77,568	$77,568	$77,568	$—	$—
Federal funds sold and interest bearing deposits with other banks	2,484	2,484	2,484	—	—
Investment securities, available-for-sale	832,700	832,700	27,199	800,003	5,498
Other investments and trading account securities	22,592	22,592	22,592	—	—
Mortgages held for sale	6,079	6,079	—	6,079	—
Loans and leases, net of reserve for loan and lease losses	3,465,819	3,491,718	—	—	3,491,718
Cash surrender value of life insurance policies	58,558	58,558	58,558	—	—
Mortgage servicing rights	4,844	8,127	—	—	8,127
Interest rate swaps	9,894	9,894	—	9,894	—
Liabilities:
Deposits	$3,653,650	$3,657,586	$2,722,804	$934,782	$—
Short-term borrowings	314,131	314,131	184,304	129,827	—
Long-term debt and mandatorily redeemable securities	58,335	56,896	—	56,896	—
Subordinated notes	58,764	62,602	—	62,602	—
Interest rate swaps	10,087	10,087	—	10,087	—
Off-balance-sheet instruments *	—	177	—	177	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2014, as compared to December 31, 2013, and the results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2013 Annual Report.

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

FINANCIAL CONDITION

Our total assets at September 30, 2014 were $4.82 billion, an increase of $97.97 million or 2.07% from December 31, 2013. Total loans and leases were $3.65 billion, an increase of $105.10 million or 2.96% from December 31, 2013. Total investment securities, available for sale were $813.70 million which represented a decrease of $19.00 million or 2.28% and total deposits were $3.84 billion, an increase of $182.32 million or 4.99% over the comparable figures at the end of 2013. Short-term borrowings were $216.72 million, a decrease of $97.41 million or 31.01% from December 31, 2013.

Nonperforming assets at September 30, 2014 were $34.94 million, a decrease of $11.81 million or 25.26% from the $46.75 million reported at December 31, 2013. At September 30, 2014 and December 31, 2013, nonperforming assets were 0.94% and 1.29%, respectively of net loans and leases.

The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Accrued income and other assets:
Bank owned life insurance cash surrender value	$60,048	$58,558
Accrued interest receivable	13,482	12,537
Mortgage servicing rights	4,804	4,844
Other real estate	1,433	4,539
Former bank premises held for sale	801	951
Repossessions	5,421	4,262
All other assets	37,139	35,953
Total accrued income and other assets	$123,128	$121,644

CAPITAL

As of September 30, 2014, total shareholders’ equity was $603.03 million, up $17.66 million or 3.02% from the $585.38 million at December 31, 2013. In addition to net income of $43.07 million, other significant changes in shareholders’ equity during the first nine months of 2014 included $16.34 million of common stock acquired for treasury and $12.89 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $8.65 million at September 30, 2014, compared to $6.58 million at December 31, 2013. The increase in accumulated other comprehensive income/(loss) during 2014 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.51% as of September 30, 2014, compared to 12.39% at December 31, 2013. Book value per common share rose to $25.27 at September 30, 2014, from $24.07 at December 31, 2013.

We declared and paid dividends per common share of $0.18 during the third quarter of 2014. The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 30.70%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2014, are presented in the table below:

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$617,226	15.80%	$312,473	8.00%	$390,591	10.00%
1st Source Bank	589,944	15.14	311,746	8.00	389,682	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	565,802	14.49	156,236	4.00	234,354	6.00
1st Source Bank	540,569	13.87	155,873	4.00	233,809	6.00
Tier 1 Capital (to Average Assets):
1st Source Corporation	565,802	11.89	190,313	4.00	237,891	5.00
1st Source Bank	540,569	11.38	189,979	4.00	237,474	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2014, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of September 30, 2014, we had $102.71 million outstanding in FHLB advances and could borrow an additional $128.74 million. We also had $366.70 million available to borrow from the FRB with no amounts outstanding as of September 30, 2014.

Our loan to asset ratio was 75.81% at September 30, 2014 compared to 75.15% at December 31, 2013 and 74.58% at September 30, 2013. Cash and cash equivalents totaled $81.71 million at September 30, 2014 compared to $80.05 million at December 31, 2013 and $91.77 million at September 30, 2013. At September 30, 2014, the Statement of Financial Condition was rate sensitive by $342.60 million more assets than liabilities scheduled to reprice within one year, or approximately 1.17%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $554 million.

RESULTS OF OPERATIONS

Net income for the three and nine month periods ended September 30, 2014 was $14.95 million and $43.07 million, compared to $14.90 million and $41.24 million for the same periods in 2013. Diluted net income per common share was $0.62 and $1.77 for the three and nine month periods ended September 30, 2014, compared to $0.60 and $1.67 for the same periods in 2013. Return on average common shareholders’ equity was 9.62% for the nine months ended September 30, 2014, compared to 9.65% in 2013. The return on total average assets was 1.20% for the nine months ended September 30, 2014 and 2013.

The increase in net income for the nine months ended September 30, 2014, over the first nine months of 2013, was primarily the result of an increase in net interest income and a decrease in noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME

The taxable equivalent net interest income for the three months ended September 30, 2014 was $41.17 million, a decrease of 1.03% over the same period in 2013. The net interest margin on a fully taxable equivalent basis was 3.58% for the three months ended September 30, 2014, compared to 3.79% for the three months ended September 30, 2013. The taxable equivalent net interest income for the nine months ended September 30, 2014 was $120.88 million, an increase of 1.46% over 2013, resulting in a net interest margin of 3.59% compared to a net interest margin of 3.69% for the same period in 2013.

During the three and nine month periods ended September 30, 2014, average earning assets increased $211.14 million or 4.85% and $192.20 million or 4.46% respectively, over the comparable periods in 2013. Average interest-bearing liabilities increased $132.80 million or 4.03% and $118.94 million or 3.62% respectively, for the three and nine month periods ended September 30, 2014 over the comparable periods one year ago. The yield on average earning assets decreased 35 basis points to 3.97% for the third quarter of 2014 from 4.32% for the third quarter of 2013. The yield on average earning assets for the nine month period ended September 30, 2014 decreased 24 basis points to 4.00% from 4.24% for the nine month period ended September 30, 2013. The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment. Total cost of average interest-bearing liabilities decreased 19 basis points to 0.51% for the third quarter 2014 from 0.70% for the third quarter 2013. Total cost of average interest-bearing liabilities decreased 18 basis points to 0.54% for the nine months ended September 30, 2014, from 0.72% for the nine months ended September 30, 2013. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 21 basis points and 10 basis points respectively, for the three and nine month periods ended September 30, 2014 from September 30, 2013.

The largest contributor to the decrease in the yield on average earning assets for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was a reduction in yields on net loans and leases of 34 basis points. Average net loans and leases increased $216.77 million or 6.22% for the third quarter of 2014 from the third quarter of 2013 and $220.19 million or 6.45% for the nine months ended September 30, 2014 compared to the same period in 2013. Total average investment securities decreased $16.89 million or 2.05% for the third quarter and decreased $16.79 million or 1.99% for the nine month period over one year ago. Average mortgages held for sale increased $5.65 million or 70.75% and $2.68 million or 32.18% respectively, for the three and nine month periods ended September 30, 2014, over the comparable periods a year ago. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $5.61 million or 16.41% and decreased $13.88 million or 29.13% respectively, for the three and nine month periods ended September 30, 2014, over the comparable periods a year ago.

Average interest-bearing deposits increased $59.90 million or 2.00% and decreased $4.25 million or 0.14% respectively, for the third quarter of 2014 and the first nine months of 2014 over the same periods in 2013. The effective rate paid on average interest-bearing deposits decreased 18 basis points to 0.36% for the third quarter 2014 compared to 0.54% for the third quarter 2013. The effective rate paid on average interest-bearing deposits decreased 19 basis points to 0.39% for the first nine months of 2014 compared to 0.58% for the first nine months of 2013. The decline in the average cost of interest-bearing deposits during the third quarter of 2014 and the first nine months of 2014 as compared to the third quarter and first nine months of 2013 was primarily the result of interest rate re-pricing on maturing certificates of deposit and the continued change in deposit mix.

Average short-term borrowings increased $74.35 million or 39.96% and increased $129.18 million or 86.92% respectively, for the third quarter of 2014 and the first nine months of 2014 compared to the same periods in 2013 in order to fund loan growth. Interest paid on short-term borrowings increased 5 basis points for the third quarter and increased 8 basis points for the first nine months of 2014. Average long-term debt decreased $1.45 million or 2.49% during the third quarter of 2014 as compared to the third quarter of 2013 and decreased $5.99 million or 9.31% during the first nine months of 2014 as compared to the first nine months of 2013. The decrease in long-term borrowings during the third quarter and first nine months of 2014 as compared to the third quarter and first nine months of 2013 was the result of decreased borrowings with the Federal Home Loan Bank (FHLB). Interest paid on long-term borrowings decreased 62 basis points for the third quarter compared to the third quarter of 2013 due to lower rates on mandatorily redeemable securities and lower effective rates on FHLB borrowings. Interest paid on long-term borrowings increased 78 basis points for the first nine months of 2014 compared to the first nine months of 2013 due to higher rates on mandatorily redeemable securities, offset by lower effective rates on FHLB borrowings.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities:
Taxable	$680,512	$2,962	1.73%	$717,081	$3,581	1.98%	$697,435	$9,708	1.86%	$736,192	$10,774	1.96%
Tax exempt	128,079	1,229	3.81%	108,395	1,126	4.12%	127,795	3,648	3.82%	105,825	3,385	4.28%
Mortgages held for sale	13,624	138	4.02%	7,979	87	4.33%	11,009	344	4.18%	8,329	235	3.77%
Net loans and leases	3,700,708	41,046	4.40%	3,483,942	42,389	4.83%	3,635,938	120,301	4.42%	3,415,752	121,714	4.76%
Other investments	39,797	241	2.40%	34,186	229	2.66%	33,767	750	2.97%	47,644	712	2.00%

Total earning assets	4,562,720	45,616	3.97%	4,351,583	47,412	4.32%	4,505,944	134,751	4.00%	4,313,742	136,820	4.24%

Cash and due from banks	62,661			58,122			61,486			58,648
Reserve for loan and lease losses	(89,516)			(86,570)			(86,636)			(85,204)
Other assets	320,302			302,822			315,000			306,846

Total assets	$4,856,167			$4,625,957			$4,795,794			$4,594,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,051,988	$2,765	0.36%	$2,992,091	$4,089	0.54%	$3,012,319	$8,730	0.39%	$3,016,570	$13,043	0.58%
Short-term borrowings	260,417	134	0.20%	186,064	72	0.15%	277,808	440	0.21%	148,626	149	0.13%
Subordinated notes	58,764	1,055	7.12%	58,764	1,055	7.12%	58,764	3,165	7.20%	58,764	3,165	7.20%
Long-term debt and mandatorily redeemable securities	56,796	488	3.41%	58,244	592	4.03%	58,319	1,533	3.51%	64,307	1,315	2.73%

Total interest bearing liabilities	3,427,965	4,442	0.51%	3,295,163	5,808	0.70%	3,407,210	13,868	0.54%	3,288,267	17,672	0.72%

Noninterest-bearing deposits	778,255			705,778			743,015			677,269
Other liabilities	48,503			50,427			47,070			56,804
Shareholders’ equity	601,444			574,589			598,499			571,692

Total liabilities and shareholders' equity	$4,856,167			$4,625,957			$4,795,794			$4,594,032

Net interest income		$41,174			$41,604			$120,883			$119,148

Net interest margin on a tax equivalent basis			3.58%			3.79%			3.59%			3.69%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses for the three and nine month periods ended September 30, 2014 was $1.21 million and $4.55 million respectively, compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2013 of $(0.42) million and $1.63 million respectively. Net charge-offs of $2.58 million were recorded for the third quarter 2014, compared to net charge-offs of $0.76 million for the same quarter a year ago. Year-to-date net charge-offs of $0.66 million have been recorded in 2014, compared to net charge-offs of $0.44 million through September 30, 2013.

On September 30, 2014, 30 day and over loan and lease delinquencies were 0.36% compared to 0.26% on September 30, 2013. The increase in delinquencies occurred primarily in the aircraft portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.39% as compared to 2.44% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2014 and 2013 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of September 30, 2014 and December 31, 2013 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS

The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Loans and leases past due 90 days or more	$750	$287	$245
Nonaccrual loans and leases	26,524	36,707	31,325
Other real estate	1,433	4,539	5,002
Former bank premises held for sale	801	951	951
Repossessions	5,421	4,262	2,811
Equipment owned under operating leases	15	—	—
Total nonperforming assets	$34,944	$46,746	$40,334

Nonperforming assets as a percentage of total loans and leases were 0.94% at September 30, 2014, 1.29% at December 31, 2013, and 1.14% at September 30, 2013. Nonperforming assets totaled $34.94 million at September 30, 2014, a decrease of 25.25% from the $46.75 million reported at December 31, 2013, and a 13.36% decrease from the $40.33 million reported at September 30, 2013. The decrease in nonperforming assets during the first nine months of 2014 was primarily related to a decrease in nonaccrual loans and leases and the sale of other real estate as the economy slowly improves. The decrease in nonperforming assets at September 30, 2014 from September 30, 2013 occurred primarily in nonaccrual loans and leases and the sale of other real estate offset by increased repossessions. On a rolling quarter basis, nonperforming assets decreased $6.15 million or 14.90% during the third quarter of 2014 from the $41.09 million reported at June 30, 2014, largely due to one paydown and one charge-off in the commercial and agricultural portfolio.

The decrease in nonaccrual loans and leases at September 30, 2014 from December 31, 2013 and September 30, 2013 occurred primarily in the aircraft, auto and light truck and commercial real estate portfolios offset by an increase in commercial and agricultural loans. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2014 and December 31, 2013 is located in Note 4 of the Consolidated Financial Statements.

Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. Other real estate decreased over the past year due to current sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of aircraft financing at September 30, 2014 and December 31, 2013. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial and agricultural loans	$—	$23	$—
Auto and light truck	77	145	96
Medium and heavy duty truck	66	—	66
Aircraft financing	5,260	4,082	2,632
Construction equipment financing	88	—	—
Commercial real estate	537	3,101	3,589
Residential real estate	546	959	1,060
Consumer loans	280	491	370
Total	$6,854	$8,801	$7,813

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars except for one loan denominated in Euros, which was not significant, were $213.98 million and $270.30 million as of September 30, 2014 and December 31, 2013, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $108.59 million and $83.31 million as of September 30, 2014, respectively, compared to $142.79 million and $77.96 million as of December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013 there was not a significant concentration in any other country.

NONINTEREST INCOME

Noninterest income for the three month period ended September 30, 2014 and 2013 was $19.39 million and $20.16 million, respectively. Noninterest income for the nine month period ended September 30, 2014 and 2013 was $58.01 million and $59.23 million, respectively, The following table shows the details of noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest income:
Trust fees	$4,499	$5,260	$13,930	$13,800
Service charges on deposit accounts	2,225	2,364	6,498	6,928
Debit card income	2,382	2,343	7,077	6,752
Mortgage banking income	1,446	1,103	3,961	4,667
Insurance commissions	1,317	1,292	4,168	4,131
Equipment rental income	4,361	4,000	12,541	12,098
Gains (losses) on investment securities available-for-sale	—	(28)	963	(28)
Other income	3,162	3,824	8,873	10,879
Total noninterest income	$19,392	$20,158	$58,011	$59,227

Noninterest income decreased $0.77 million or 3.80% for the three months ended September 30, 2014 as compared to the same period in 2013. Noninterest income decreased $1.22 million or 2.05% for the nine months ended September 30, 2014 as compared to the same period one year ago. Insurance commissions increased slightly during the third quarter of 2014 and during the first nine months of 2014 compared to the same periods in 2013.

Trust fees decreased $0.76 million or 14.47% during the third quarter of 2014 and increased slightly during the first nine months of 2014 compared to the same periods in 2013. The decrease in trust fees during the third quarter was primarily the result of a reduction in fixed income investments held in the trust accounts of clients. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2014 and December 31, 2013 was $3.86 billion and $3.80 billion, respectively.

Service charges on deposit accounts decreased $0.14 million or 5.88% and $0.43 million or 6.21% for the three and nine months ended September 30, 2014, respectively over the comparable periods one year ago. The decrease in service charges on deposit accounts reflects a lower volume of nonsufficient fund transactions.

Debit card income increased slightly during the third quarter of 2014 and increased $0.33 million or 4.81% during the first nine months of 2014 compared to the same periods in 2013. The increase in debit card income was the result of an increased volume of debit card transactions in 2014 and a higher fee structure that went into effect at the end of the first quarter of 2013.

Mortgage banking income increased $0.34 million or 31.10% in the third quarter of 2014 as compared to the third quarter of 2013. This variance was primarily caused by increased gains on loan sales due to higher production volumes and increased profit margins. Mortgage banking income decreased $0.71 million or 15.13% during the first nine months of 2014 versus the first nine months of 2013. This variance was primarily caused by decreased gains on loan sales due to reduced profit margins offset by lower mortgage servicing rights amortization expense in 2014.

Equipment rental income increased $0.36 million or 9.03% and $0.44 million or 3.66% for the three and nine months ended September 30, 2014, respectively over the comparable periods one year ago. The increase in equipment rental income was the result of improving market conditions for equipment finance.

There were no gains on investment securities available-for-sale during the third quarter of 2014 and losses of $0.28 million during the third quarter 2013 related to the sale of federal agency securities. Gains on investment securities available-for-sale increased $0.99 million during the first nine months of 2014 versus the first nine months of 2013 due to the partial sale of a marketable equity security.

Other income decreased $0.66 million or 17.31% and $2.01 million or 18.44% for the three and nine months ended September 30, 2014, respectively over the same periods a year ago. The decrease was the result of losses on partnership investments in 2014, lower dividend income, monogram fund income and customer swap fee income offset by higher mutual fund income.

NONINTEREST EXPENSE

Noninterest expense for the three month period ended September 30, 2014 and 2013 was $37.65 million and $38.43 million, respectively. Noninterest expense for the nine month period ended September 30, 2014 and 2013 was $108.05 million and $110.72 million, respectively. The following table shows the details of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest expense:
Salaries and employee benefits	$20,790	$20,441	$59,099	$59,553
Net occupancy expense	2,252	2,126	6,924	6,480
Furniture and equipment expense	4,415	4,477	13,065	12,285
Depreciation - leased equipment	3,571	3,246	10,110	9,745
Professional fees	1,158	1,178	3,348	3,843
Supplies and communication	1,424	1,330	4,153	4,365
FDIC and other insurance	856	874	2,570	2,679
Business development and marketing expense	1,218	1,306	3,801	3,011
Loan and lease collection and repossession expense	652	1,530	140	3,382
Other expense	1,317	1,922	4,839	5,381
Total noninterest expense	$37,653	$38,430	$108,049	$110,724

Noninterest expense decreased $0.78 million or 2.02% for the third quarter and $2.68 million or 2.42% for year-to-date 2014 as compared to the same periods in 2013. Supplies and communication expense increased slightly during the third quarter of 2014 compared to the same period a year ago. Supplies and communication expense and FDIC and other insurance expense decreased slightly in the nine months ended September 30, 2014 over the same period in 2013.

Salaries and employee benefits increased $0.35 million or 1.71% for the three months ended September 30, 2014 compared to the same period in 2013 and decreased $0.45 million or 0.76% in the nine month period ended September 30, 2014 compared to the same period a year ago. The increase for the third quarter 2014 was due to higher base salary and group insurance costs offset by lower executive incentives. The year-to-date decrease was a result of lower group insurance costs, producer commissions and executive incentives.

Net occupancy expense increased slightly during the third quarter of 2014 compared to the same period a year ago and increased $0.44 million or 6.85% for year-to-date 2014 compared to the same period in 2013. The year-to-date increase was primarily a result of higher snow removal services that were incurred during the first quarter of 2014.

Furniture and equipment expense decreased slightly during the third quarter 2014 and increased $0.78 million or 6.35% for year-to-date 2014 compared to the same periods in 2013. Furniture and equipment expense was higher year-to-date 2014 mainly due to increased computer processing charges, software maintenance costs and equipment repairs.

During the third quarter and first nine months of 2014 depreciation on leased equipment increased $0.33 million or 10.01% and $0.37 million or 3.75%, respectively in conjunction with the increase in equipment rental income as compared to the same periods one year ago.

Professional fees decreased slightly during the third quarter and decreased $0.50 million or 12.88% for the first nine months of 2014, as compared to the same periods a year ago. The lower professional fees in 2014 was primarily the result of reduced utilization of consulting services.

Business development and marketing expense declined slightly for the three months ended September 30, 2014 versus the three months ended September 30, 2013 and increased $0.79 million or 26.24% for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013. The year-to-date increase was mainly due to higher charitable contributions.

Loan and lease collection and repossession expense decreased $0.88 million or 57.39% for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to lower repurchased mortgage loan losses and gains on the sale of other real estate owned offset by higher collection and repossession expenses. Loan and lease collection and repossession expense decreased $3.24 million or 95.86% in the nine month period ended September 30, 2014 compared to the same period a year ago mainly due to gains on the sale of other real estate owned and repossessions and lower repurchased mortgage loan losses offset by higher collection and repossession expenses.

Other expenses decreased $0.61 million or 31.48% and $0.54 million or 10.07% in the three and nine month periods ended September 30, 2014 , respectively, as compared to the same periods in 2013. The decrease during the third quarter primarily related to a lower provision on unfunded loan commitments. Other expenses year-to-date were lower due to decreased expenses related to a previously reported trustee matter.

INCOME TAXES

The provision for income taxes for the three and nine month periods ended September 30, 2014 was $6.30 million and $21.83 million, respectively compared to $8.41 million and $23.41 million for the same periods in 2013. The effective tax rates were 29.64% and 36.08% for the third quarter ended September 30, 2014 and 2013, respectively and 33.63% and 36.21% for the nine months ended September 30, 2014 and 2013, respectively. The provision for income taxes included a one-time benefit of $1.18 million which resulted in a lower effective tax rate for the three and nine months ended September 30, 2014. This benefit was the result of a reduction in uncertain tax positions due to settlements with taxing authorities and the lapse of the applicable statute of limitations.

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

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2014	—	$—	—	2,000,000
August 01 - 31, 2014	600	29.10	600	1,999,400
September 01 - 30, 2014	17,948	29.40	17,948	1,981,452

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. This authorization shall supersede any prior repurchase authorizations. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 18,548 shares.

ITEM 3.         Defaults Upon Senior Securities.

None

ITEM 4.         Mine Safety Disclosures.

None

ITEM 5.         Other Information.

None

ITEM 6.         Exhibits

The following exhibits are filed with this report:

10 (h)	1st Source Corporation Director Retainer Stock Plan, amended July 24, 2014.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	October 23, 2014	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	October 23, 2014	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer