Form 10-K
period 2014-12-31
1ST SOURCE CORP
filed 2015-02-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $571,817,483

The number of shares outstanding of each of the registrant’s classes of stock as of February 13, 2015: Common Stock, without par value — 23,880,154 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2015 Proxy Statement for the 2015 annual meeting of shareholders to be held April 23, 2015, are incorporated by reference into Part III.

Part I
Item 1.  Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 80 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank’s Specialty Finance Group, with 22 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks and construction equipment. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2014, we had consolidated total assets of $4.83 billion, loans and leases of $3.69 billion, deposits of $3.80 billion, and total shareholders’ equity of $614.47 million.
Our principal executive office is located at 100 North Michigan Street, South Bend, Indiana 46601 and our telephone number is (574) 235-2000. Access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available, free of charge, at www.1stsource.com soon after the material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).
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

Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes, loaders, and trash and recycling equipment, etc.) to the construction industry. Construction equipment finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of one to five years.
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
1ST SOURCE CORPORATION INVESTMENT ADVISORS, INC.
1st Source Corporation Investment Advisors, Inc. (Investment Advisors) is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services for trust and investment clients of 1st Source Bank and to Wasatch Advisors, Inc., the investment advisor of the Wasatch Mutual Fund family. Investment Advisors is registered as an investment advisor with the Securities and Exchange Commission under the Investment Advisors Act of 1940. Investment Advisors serves strictly in an advisory capacity and, as such, does not hold any client securities.
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
We compete against these financial institutions by being convenient to do business with, and by taking the time to listen and understand our clients’ needs. We deliver personalized, one-on-one banking through knowledgeable local members of the community always keeping the clients' best interest in mind while offering a full array of products and highly personalized services. We rely on our history and our reputation in northern Indiana dating back to 1863.
EMPLOYEES
At December 31, 2014, we had approximately 1,100 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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
The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to supervise and regulate a wide variety of banking issues. In general, FDICIA provided for the recapitalization of the former Bank Insurance Fund, deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2014, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 6.00%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.
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

Emergency Economic Stabilization Act of 2008 — The Emergency Economic Stabilization Act of 2008 (EESA) among other things, temporarily increased the standard maximum deposit insurance amount from $100,000 to $250,000. This temporary increase in the scope of deposit insurance coverage was originally set to expire on December 31, 2013, but the Dodd-Frank Act made this temporary increase permanent. Under the Troubled Asset Relief Program established by EESA, the U.S. Treasury Department (Treasury) announced a Capital Purchase Program (CPP). CPP was designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and support the U.S. economy. Under the program, Treasury could purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program was available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that timely submitted applications to Treasury. EESA provided for Treasury to determine an applicant’s eligibility to participate in the CPP after consulting with the appropriate federal banking agency.
Treasury approved 1st Source's application to participate in the CPP and on January 23, 2009, 1st Source issued to Treasury pursuant to the CPP preferred stock valued at $111.00 million and a warrant to acquire 837,947 shares of its common stock. The warrant was exercisable at any time during the ten-year period following issuance at an exercise price of $19.87 per share. On December 29, 2010, 1st Source redeemed all of the preferred stock issued to the Treasury under CPP for $111.68 million, which included accrued and unpaid dividends payable to Treasury on the preferred stock. On March 8, 2011, 1st Source repurchased the common stock warrant for $3.75 million.
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
Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. For 2015, the Bank must maintain reserves of 3.00% against net transaction accounts greater than $14.50 million and up to $103.60 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $103.60 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.
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
The federal banking agencies adopted a final rule in 2010 to implement these provisions. The final rule requires, among other things, that a loan originator submit to the NMLS certain information concerning his or her personal history and experience, undergo an FBI criminal background check, and authorize the NMLS to obtain information related to any administrative, civil, or criminal findings by any governmental agency regarding the loan originator.
Consumer Financial Protection Laws — 1st Source Bank is subject to a number of federal and state consumer financial protection laws and regulations that extensively govern its transactions with consumers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Service Members Civil Relief Act. 1st Source Bank must also comply with applicable state usury laws and other laws prohibiting unfair and deceptive acts and practices. These laws, among other things, require disclosures of the cost of credit and the terms of deposit accounts, prohibit discrimination in credit transactions, regulate the use of credit report information, restrict the Bank's ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of these laws may expose us to liability from potential lawsuits brought by affected customers. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce these consumer financial protection laws, in which case we may be subject to regulatory sanctions, civil money penalties, and customer rescission rights. Failure to comply with these laws may also cause the Federal Reserve or DFI to deny approval of any applications we may file to engage in merger and acquisition transactions with other financial institutions.

Dodd-Frank Wall Street Reform and Consumer Protection Act — The Dodd-Frank Act, which was signed into law in 2010, significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions. These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders.
The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau (CFPB) as an independent entity within the Federal Reserve. In July 2011, the CFPB assumed primary responsibility for administering substantially all of the consumer compliance regulations, including Regulation Z issued under the Truth in Lending Act and Regulation X issued under the Real Estate Settlement Procedures Act, formerly administered by other federal agencies. The CFPB also has the authority to promulgate consumer protection regulations that will apply to all entities, including banks, that offer consumer financial services or products. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.
The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, including some that may affect our business in substantial and unpredictable ways. We have incurred higher operating costs in complying with the Dodd -Frank Act, and we expect that these higher costs will continue for the foreseeable future. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition, and results of operations.
The Volcker Rule — The Dodd-Frank act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The statutory provision implementing these restrictions is commonly called the "Volcker Rule." To implement the Volcker Rule, federal regulators issued final rules in December 2013 that were to become effective April 2014. The Federal Reserve subsequently issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. These final rules exempt 1st Source Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rules on our business, but we do not currently anticipate that the Volcker rule will have a material effect on our business, financial condition and results of operations.
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
The final rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. The final rules do not, however, adopt the changes in the proposed rule to the risk weights assigned to certain mortgage loan assets. The final rules instead adopt the risk weights for residential mortgages under the existing general risk-based capital rules, which assign a risk weight of either 50% (for most first-lien exposures) or 100% for other residential mortgage exposures. Similarly, the final rules do not adopt the proposed rule's elimination of Tier 1 treatment of trust preferred securities for banking organizations with less than $15 billion in assets as of December 31, 2010. Instead, the final rules permit these banking organizations to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital.
These new minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. Management believes that, as of December 31, 2014, 1st Source and 1st Source Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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
Our construction and transportation related businesses could be adversely affected by slowdowns in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by rapid increases and decreases of fuel costs. Since some of the relationships in these industries are large, a slowdown could have a significant adverse impact on our performance.

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
Changes in economic conditions may negatively impact the fees generated by our wealth management and trust business — Wealth management and trust fees are largely based on the size of client relationships and the market value of assets held under management. Changes in general economic conditions and in the financial and securities markets may negatively impact the value of our clients' wealth management accounts and the market value of assets held under management. Market declines, reductions in the value of our clients' accounts, and the loss of wealth management clients may negatively impact the fees generated by our wealth management and trust business and could have an adverse effect on our business, financial condition and results of operations.

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
Technology security breaches — Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise of our security could deter our clients from using our banking services. We rely on security systems to provide the protection and authentication necessary to effect secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cyber security breaches. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.
We depend on the services of a variety of third party vendors to meet data processing and communication needs and we have contracted with third parties to run their proprietary software on our behalf. While we perform reviews of security controls instituted by the vendor in accordance with industry standards and institute our own internal security controls, we rely on continued maintenance of the controls by the outside party to safeguard our customer data.
Additionally, we issue debit cards which are susceptible to compromise at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon the retailers' vigilance and willingness to invest in technology and upgrades. Issuing debit cards to our clients exposes us to potential losses which, in the event of a data breach at one or more major retailers may adversely affect our business, financial condition, and results of operations.

We continually encounter technological change — The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our large competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services quickly or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
We have opened new banking centers — We are selectively expanding our banking center network within our market footprint. Executing this expansion requires a significant investment in both financial and personnel resources. Lower than expected loan and deposit growth can decrease anticipated revenues and net income generated by those banking centers, which could have a material adverse effect on our business, financial condition and results of operations.
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
 Item 1B.  Unresolved Staff Comments.
None
Item 2.  Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2014, 1st Source leases approximately 69% of the office space in this complex.
At December 31, 2014, we also owned property and/or buildings on which 58 of 1st Source Bank’s 80 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana and Berrien, Cass, and Kalamazoo Counties in the State of Michigan, as well as an operations center and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
We refurbished six banking centers and opened three new ones in our Fort Wayne, Indiana region during the last two years. This work marked the completion of an $8 million investment in that market.
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

	2014 Sales Price		Cash Dividends	2013 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$32.60	$27.56	$0.17	$24.79	$21.88	$0.17
June 30	33.21	28.76	0.18	25.25	22.65	0.17
September 30	31.92	27.80	0.18	28.82	23.87	0.17
December 31	35.22	28.00	0.18	32.92	25.64	0.17
As of February 13, 2015, there were 879 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

250
225
200
175
150
125
100
75
2009
2010
2011
2012
2013
2014
100
100
100
130
126
118
168
117
108
151
137
128
224
193
183
246
221
195
1st Source
NASDAQ Index
Peer Group

* Assumes $100 invested on December 31, 2009, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 48 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.
NOTE: Total return assumes reinvestment of dividends.

The following table shows our share repurchase activity during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2014	—	$—	—	1,981,452
November 01 - 30, 2014	—	—	—	1,981,452
December 01 - 31, 2014	—	—	—	1,981,452

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. This authorization superseded any prior repurchase authorizations. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 18,548 shares.
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

(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Interest income	$178,554	$179,585	$182,085	$187,523	$200,626
Interest expense	18,225	22,768	30,309	39,123	53,129
Net interest income	160,329	156,817	151,776	148,400	147,497
Provision for loan and lease losses	3,733	772	5,752	3,129	19,207
Net interest income after provision for loan and lease losses	156,596	156,045	146,024	145,271	128,290
Noninterest income	77,887	77,212	81,192	80,872	86,691
Noninterest expense	150,040	149,314	151,536	152,354	154,505
Income before income taxes	84,443	83,943	75,680	73,789	60,476
Income taxes	26,374	28,985	26,047	25,594	19,232
Net income	58,069	54,958	49,633	48,195	41,244
Net income available to common shareholders	$58,069	$54,958	$49,633	$48,195	$29,655

Assets at year-end	$4,829,958	$4,722,826	$4,550,693	$4,374,071	$4,445,281
Long-term debt and mandatorily redeemable securities at year-end	56,232	58,335	71,021	37,156	24,816
Shareholders’ equity at year-end	614,473	585,378	558,655	523,918	486,383
Basic net income per common share	2.39	2.23	2.02	1.96	1.21
Diluted net income per common share	2.39	2.23	2.02	1.96	1.21
Cash dividends per common share	0.71	0.68	0.66	0.64	0.61
Dividend payout ratio	29.71%	30.49%	32.67%	32.65%	50.41%
Return on average assets	1.21%	1.19%	1.11%	1.09%	0.91%
Return on average common shareholders' equity	9.65%	9.55%	9.10%	9.51%	6.10%
Average common shareholders' equity to average assets	12.52%	12.49%	12.20%	11.51%	10.69%
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
All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made. We have expressed our expectations, beliefs, and projections in good faith and we believe they have a reasonable basis. However, we make no assurances that our expectations, beliefs, or projections will be achieved or accomplished. The results or outcomes indicated by our forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following:

•	Local, regional, national, and international economic conditions and the impact they may have on us and our clients and our assessment of that impact.

•	Changes in the level of nonperforming assets and charge-offs.

•	Changes in estimates of future cash reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market, and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	Substantial changes in the cost of fuel.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by others.

•	Changes in consumer spending, borrowings, and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among bank holding companies.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we and our subsidiaries must comply.

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
Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights (MSRs), whether the servicing rights are acquired through purchases or through originated loans. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the precise terms and conditions may not be readily available. As such, the value of MSRs is established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The estimated rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Estimated mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect our actual prepayment experience. MSRs are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of MSRs is discussed further in Note 21, “Fair Value Measurements.”

EARNINGS SUMMARY
Net income in 2014 was $58.07 million, up from $54.96 million in 2013 and up from $49.63 million in 2012. Diluted net income per common share was $2.39 in 2014, $2.23 in 2013, and $2.02 in 2012. Return on average total assets was 1.21% in 2014 compared to 1.19% in 2013, and 1.11% in 2012. Return on average common shareholders’ equity was 9.65% in 2014 versus 9.55% in 2013, and 9.10% in 2012.
Net income in 2014, as compared to 2013, was positively impacted by a $3.51 million or 2.24% increase in net interest income and a $2.61 million or 9.01% decrease in income tax expense, which was offset by a $2.96 million or 383.55% increase in provision for loan and lease losses. Net income in 2013 was positively impacted by a $5.04 million or 3.32% increase in net interest income and $4.98 million or 86.58% decrease in provision for loan and lease losses over 2012, which was offset by a $3.98 million or 4.90% decrease in noninterest income and a $2.94 million or 11.28% increase in income tax expense.
Dividends paid on common stock in 2014 amounted to $0.71 per share, compared to $0.68 per share in 2013, and $0.66 per share in 2012. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.59% in 2014, compared to 3.67% in 2013 and 3.69% in 2012. The decreased margins in 2014 and 2013 reflect lower yields on earning assets offset by a decline in funding costs. Net interest income was $160.33 million for 2014, compared to $156.82 million for 2013 and $151.78 million for 2012. Tax-equivalent net interest income totaled $162.17 million for 2014, up $3.53 million from the $158.64 million reported in 2013. Tax-equivalent net interest income for 2013 was up $4.80 million from the $153.84 million reported for 2012.
During 2014, average earning assets increased $187.72 million while average interest-bearing liabilities increased $109.03 million over the comparable period in 2013. The yield on average earning assets decreased 19 basis points to 4.00% for 2014 from 4.19% for 2013 due to the reduction in loan and investment yields in the current interest rate environment. Total cost of average interest-bearing liabilities decreased 15 basis points to 0.54% during 2014 from 0.69% in 2013 as liabilities were impacted by rate re-pricing on maturing certificates of deposit and the continued change in deposit mix. The result was a decrease of 8 basis points to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.
The largest contributor to the decrease in the yield on average earning assets in 2014 was the 27 basis point decrease in the loan and lease portfolio yield. Average net loans and leases increased $206.05 million or 6.00% in 2014 from 2013 while the yield decreased to 4.42%.
During 2014, the tax-equivalent yield on securities available for sale decreased 9 basis points to 2.18% while the average balance decreased $18.78 million. Average mortgages held for sale increased $3.57 million during 2014 and the yield increased 19 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper decreased $3.12 million during 2014 while the yield increased 35 basis points. The increase in yield was primarily a result of lower outstanding balances at higher rates.
Average interest-bearing deposits increased $5.51 million during 2014 while the effective rate paid on those deposits decreased 17 basis points. Average noninterest-bearing demand deposits increased $71.72 million during 2014.
Average short-term borrowings increased $108.57 million during 2014 while the effective rate paid increased 7 basis points. Average long-term debt decreased $5.05 million during 2014 as the effective rate increased 89 basis points. The increase in effective rate was primarily a result of higher rates on mandatorily redeemable securities, offset by lower effective rates on FHLB borrowings.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities:
Taxable	$694,830	$13,054	1.88%	$731,371	$14,414	1.97%	$775,103	$16,426	2.12%
Tax-exempt	127,191	4,834	3.80	109,427	4,565	4.17	107,289	4,939	4.60
Mortgages held for sale	11,143	462	4.15	7,571	300	3.96	16,700	592	3.54
Net loans and leases	3,639,985	161,027	4.42	3,433,938	161,192	4.69	3,209,490	161,253	5.02
Other investments	40,482	1,016	2.51	43,600	940	2.16	65,861	943	1.43
Total earning assets	4,513,631	180,393	4.00	4,325,907	181,411	4.19	4,174,443	184,153	4.41
Cash and due from banks	62,263			58,762			60,099
Reserve for loan and lease losses	(86,982)			(85,203)			(83,430)
Other assets	317,893			308,483			321,767
Total assets	$4,806,805			$4,607,949			$4,472,879
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$3,015,693	$11,356	0.38%	$3,010,183	$16,604	0.55%	$2,957,785	$21,877	0.74%
Short-term borrowings	263,377	541	0.21	154,804	211	0.14	137,937	169	0.12
Subordinated notes	58,764	4,220	7.18	58,764	4,220	7.18	88,425	6,484	7.33
Long-term debt and mandatorily redeemable securities	57,757	2,108	3.65	62,807	1,733	2.76	55,383	1,779	3.21
Total interest bearing liabilities	3,395,591	18,225	0.54	3,286,558	22,768	0.69	3,239,530	30,309	0.94
Noninterest bearing deposits	762,050			690,326			616,426
Other liabilities	47,272			55,403			71,292
Shareholders’ equity	601,892			575,662			545,631
Total liabilities and shareholders’ equity	$4,806,805			$4,607,949			$4,472,879
Net interest income		$162,168			$158,643			$153,844
Net interest margin on a tax equivalent basis			3.59%			3.67%			3.69%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2014 compared to 2013
Interest earned on:
Investment securities:
Taxable	$(718)	$(642)	$(1,360)
Tax-exempt	594	(325)	269
Mortgages held for sale	147	15	162
Net loans and leases	9,385	(9,550)	(165)
Other investments	(58)	134	76
Total earning assets	$9,350	$(10,368)	$(1,018)
Interest paid on:
Interest bearing deposits	$21	$(5,269)	$(5,248)
Short-term borrowings	190	140	330
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	(124)	499	375
Total interest bearing liabilities	$87	$(4,630)	$(4,543)
Net interest income	$9,263	$(5,738)	$3,525

2013 compared to 2012
Interest earned on:
Investment securities:
Taxable	$(886)	$(1,126)	$(2,012)
Tax-exempt	98	(472)	(374)
Mortgages held for sale	(372)	80	(292)
Net loans and leases	10,900	(10,961)	(61)
Other investments	(403)	400	(3)
Total interest earning assets	$9,337	$(12,079)	$(2,742)
Interest paid on:
Interest bearing deposits	$456	$(5,729)	$(5,273)
Short-term borrowings	12	30	42
Subordinated notes	(2,134)	(130)	(2,264)
Long-term debt and mandatorily redeemable securities	835	(881)	(46)
Total interest bearing liabilities	$(831)	$(6,710)	$(7,541)
Net interest income	$10,168	$(5,369)	$4,799
Noninterest Income — Noninterest income increased slightly in 2014 from 2013 following a $3.98 million or 4.90% decrease in 2013 over 2012. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2014	2013	2012
Noninterest income:
Trust fees	$18,511	$17,383	$16,498
Service charges on deposit accounts	8,684	9,177	10,418
Debit card income	9,585	8,882	8,389
Mortgage banking income	5,381	5,944	8,357
Insurance commissions	5,556	5,492	5,494
Equipment rental income	17,156	16,229	18,796
Gains (losses) on investment securities available-for-sale	963	(168)	282
Other income	12,051	14,273	12,958
Total noninterest income	$77,887	$77,212	$81,192

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by $1.13 million or 6.49% in 2014 from 2013 compared to an increase of $0.89 million or 5.36% in 2013 over 2012. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2014 and 2013 was $3.95 billion and $3.80 billion, respectively. At December 31, 2014, these trust assets were comprised of $2.40 billion of personal and agency trusts and estate administration assets, $1.10 billion of employee benefit plan assets, $345.75 million of individual retirement accounts, and $108.24 million of custody assets. The increase in trust fees in 2014 and 2013 was primarily a result of an increase in the market values of investments held in the trust accounts of clients.
Service charges on deposit accounts decreased $0.49 million or 5.37% in 2014 from 2013 compared to a decrease of $1.24 million or 11.91% in 2013 from 2012. The decline in service charges on deposit accounts in 2014 and 2013 was primarily due to lower volumes of nonsufficient fund transactions.
Debit card income increased $0.70 million or 7.91% in 2014 from 2013 compared to an increase of $0.49 million or 5.88% in 2013 from 2012. The increase in 2014 was primarily the result of an increase in the amount of debit card transactions. The increase in 2013 was the result of increased transaction fees coupled with an increase in the amount of debit card transactions.
Mortgage banking income decreased $0.56 million or 9.47% in 2014 over 2013, compared to a decrease of $2.41 million or 28.87% in 2013 over 2012. We had no MSR impairment in 2014 or 2013 compared to $0.24 million in valuation recovery adjustments in 2012. During 2014, 2013 and 2012, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2014, mortgage banking income was negatively impacted by decreased gains on loan sales due to reduced profit margins offset by lower MSR amortization expense and higher secondary market loan production volumes. Mortgage banking income was negatively impacted by lower loan production volumes in 2013 as compared to 2012.
Insurance commissions increased slightly in 2014 from 2013 and were flat in 2013 compared to 2012.
Equipment rental income generated from operating leases increased by $0.93 million or 5.71% during 2014 from 2013 compared to a decrease of $2.57 million or 13.66% during 2013 from 2012. The average equipment rental portfolio increased 5.55% in 2014 over 2013 as the result of improving market conditions for equipment finance. The average equipment rental portfolio decreased 15.31% in 2013 over 2012 due to decreased demand, resulting in lower rental income. In addition, new leases were at lower rates due to market conditions including lower rates and increased competition.
Sales of investment securities available-for-sale resulted in gains of $0.96 million for the year ended 2014 compared to losses of $0.17 million for the year ended 2013 and gains of $0.28 million for the year ended 2012. During 2014, gains were the result of a sale of a marketable equity security. The loss in 2013 related to an investment portfolio loss on an adjustable rate security. The gain in 2012 resulted from gains on the sale of corporate equity and agency securities.
Other income decreased $2.22 million or 15.57% in 2014 from 2013 compared to an increase of $1.32 million or 10.15% in 2013 from 2012. The decrease in 2014 was mainly the result of losses on partnership investments, lower monogram fund income, dividend income and customer swap fees offset by higher mutual fund income. The increase in 2013 was mainly attributable to the collection of fees on previously charged off loans in addition to higher mutual fund income and dividend income.
Noninterest Expense — Noninterest expense increased slightly in 2014 over 2013 following a $2.22 million or 1.47% decrease in 2013 from 2012. The following table shows Noninterest expense for the recent three years ended December 31.

(Dollars in thousands)	2014	2013	2012
Noninterest expense:
Salaries and employee benefits	$80,488	$79,783	$82,599
Net occupancy expense	9,311	8,700	7,819
Furniture and equipment expense	17,657	16,895	15,406
Depreciation — leased equipment	13,893	13,055	15,202
Professional fees	5,046	5,321	6,083
Supplies and communications	5,589	5,690	5,701
FDIC and other insurance	3,384	3,462	3,602
Business development and marketing expense	6,049	4,938	4,232
Loan and lease collection and repossession expense	1,102	4,030	5,772
Other expense	7,521	7,440	5,120
Total noninterest expense	$150,040	$149,314	$151,536
Total salaries and employee benefits increased $0.71 million or 0.88% in 2014 from 2013, following a $2.82 million or 3.41% decrease in 2013 from 2012.

Employee salaries increased $0.53 million or 0.83% in 2014 from 2013 compared to a decrease of $2.36 million of 3.56% in 2013 from 2012. The increase in 2014 was a result of higher base salaries offset by lower producer commissions. Higher base salary expense was primarily due to more full time equivalent employees as a result of opening three new banking centers and increases from the annual performance raises. Producer commissions were lower due to decreased residential mortgage loan production volumes. The decrease in 2013 was primarily due to lower base salaries and producer commissions. Lower base salary expense was mainly due to fewer full time equivalent employees offset by increases from the annual performance raises. Loan producer commissions were lower due to decreased residential mortgage loan production volumes.
Employee benefits increased slightly in 2014 from 2013, compared to a decrease of $0.46 million or 2.80% in 2013 from 2012. The decrease in 2013 was primarily due to fewer full time equivalent employees, offset by higher group insurance costs.
Occupancy expense increased $0.61 million or 7.02% in 2014 from 2013, compared to an increase of $0.88 million or 11.27% in 2013 from 2012. The higher expense in 2014 was mainly due to higher snow removal services and real estate taxes. The higher expense in 2013 was mainly due to the receipt of real estate tax refunds in 2012, higher depreciation on buildings as a result of branch remodeling in 2013, and new branches opened during 2013.
Furniture and equipment expense, including depreciation, grew by $0.76 million or 4.51% in 2014 from 2013 compared to an increase of $1.49 million or 9.67% in 2013 from 2012. The higher expense during 2014 was in the areas of computer processing charges and equipment repair. Additionally, in 2014, purchases of furniture and equipment increased due to renovations of six existing banking centers and the opening of three new banking centers. The higher expense in 2013 was in the areas of equipment depreciation, computer processing charges and software maintenance.
Depreciation on equipment owned under operating leases increased $0.84 million or 6.42% in 2014 from 2013, following a $2.15 million or 14.12% decrease in 2013 from 2012. In 2014 and 2013, depreciation on equipment owned under operating leases changed in conjunction with the change in equipment rental income.
Professional fees declined $0.28 million or 5.17% in 2014 from 2013, compared to a $0.76 million or 12.53% decrease in 2013 from 2012. The decrease in 2014 and 2013 was primarily due to the reduced utilization of consulting services.
Supplies and communications expense decreased slightly in 2014 from 2013, and were flat in 2013 from 2012.
FDIC and other insurance expense was flat in 2014 from 2013 and flat in 2013 from 2012.
Business development and marketing expense increased $1.11 million or 22.50% in 2014 from 2013 compared to a $0.71 million or 16.68% increase in 2013 from 2012. The higher expense in 2014 was the result of increased charitable contributions and increased retail marketing. The higher expense in 2013 was the result of increased charitable contributions. Charitable contributions were $1.46 million in 2014 compared to $0.50 million in 2013.
Loan and lease collection and repossession expenses decreased $2.93 million or 72.66% in 2014 from 2013 compared to a decrease of $1.74 million or 30.18% in 2013 from 2012. Loan and lease collection and repossession expense was lower in 2014 mainly due to reduced repurchased mortgage loan losses as a result of fewer loan repurchase requests and gains on the sale of other real estate and repossessions. The decrease in 2013 was mainly due to a reduction in the average repossessions outstanding and reduced valuation adjustments as credit quality slowly improved.
Other expenses were flat in 2014 as compared to 2013 and increased $2.32 million or 45.31% in 2013 from 2012. The increase in 2013 was mainly due to the gain on the sale of the corporate headquarters' parking garage that occurred in 2012, a previously reported trustee matter, and a higher provision on unfunded loan commitments.
Income Taxes — 1st Source recognized income tax expense in 2014 of $26.37 million, compared to $28.99 million in 2013, and $26.05 million in 2012. The effective tax rate in 2014 was 31.23% compared to 34.53% in 2013, and 34.42% in 2012. The provision for income taxes included a one-time benefit of $3.30 million for the twelve months ended December 31, 2014 which resulted in a lower effective tax rate for 2014 compared to 2013 and 2012. These benefits were the result of a reduction in uncertain tax positions due to settlements with taxing authorities and the lapse of the applicable statute of limitations.
Effective January 1, 2014, the Indiana Financial Institutions Tax (FIT) rate decreased from 8.5% to 8.0% and will continue to decrease by 0.5% each of the next three years. As a result of the change, we decreased the carrying value of certain state deferred tax assets. The impact of the change was not material and was recorded in the financial statements during the second quarter of 2013. Additionally, on March 25, 2014, FIT tax rate decreases from 6.5% in 2018 to 4.9% in 2023 were enacted. These further decreases did not have an impact on our deferred taxes and as a result, no amount was recorded in our financial statements for this rate change. For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31.

(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial and agricultural loans	$710,758	$679,492	$639,069	$545,570	$530,228
Auto and light truck	397,902	391,649	396,602	378,604	326,340
Medium and heavy duty truck	247,153	237,854	213,547	217,157	232,984
Aircraft financing	727,665	738,133	696,479	620,782	614,357
Construction equipment financing	399,940	333,088	278,974	261,204	285,634
Commercial real estate	616,587	583,997	554,968	545,457	594,729
Residential real estate	445,759	460,981	438,641	423,606	390,951
Consumer loans	142,810	124,130	109,273	98,163	95,400
Total loans and leases	$3,688,574	$3,549,324	$3,327,553	$3,090,543	$3,070,623
At December 31, 2014, 10.0% of total loans and leases were concentrated with auto rental and leasing.
Loans and leases, net of unearned discount, at December 31, 2014, were $3.69 billion and were 76.43% of total assets, compared to $3.55 billion and 75.15% of total assets at December 31, 2013. Average loans and leases, net of unearned discount, increased $206.05 million or 6.00% and increased $224.45 million or 6.99% in 2014 and 2013, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, increased $31.27 million or 4.60% in 2014 over 2013. Commercial and agricultural lending outstandings were $710.76 million and $679.49 million at December 31, 2014 and December 31, 2013, respectively. This increase was mainly attributed to an improved economy in our target markets, resulting in greater line of credit usage and the financing of increased capital expenditures by our clients. In 2014, we also grew our business client base.
Auto and light truck loans increased $6.25 million or 1.60% in 2014 over 2013. At December 31, 2014, auto and light truck loans had outstandings of $397.90 million and $391.65 million at December 31, 2013. This increase was primarily attributable to the expansion of financing with many existing clients and an increase in client base offset by selective credit pruning and client consolidations during the year.
Medium and heavy duty truck loans and leases grew by $9.30 million or 3.91% in 2014. Medium and heavy duty truck financing at December 31, 2014 and 2013 had outstandings of $247.15 million and $237.85 million, respectively. Most of the increase at December 31, 2014 from December 31, 2013 can be attributed to clients reacting to their aging equipment by normalizing their replacement policies. Consequently, demand has increased as the trucking industry acquired new equipment.
Aircraft financing at year-end 2014 decreased $10.47 million or 1.42% from year-end 2013. Aircraft financing at December 31, 2014 and 2013 had outstandings of $727.67 million and $738.13 million, respectively. The decrease was mainly due to paydowns in our foreign loan outstandings.
Construction equipment financing increased $66.85 million or 20.07% in 2014 compared to 2013. Construction equipment financing at December 31, 2014 had outstandings of $399.94 million, compared to outstandings of $333.09 million at December 31, 2013. The increase in this category was primarily due to a continued gradual improvement in the construction industry and the need to replace older equipment in addition to increases in equipment rental.
Commercial loans secured by real estate, the majority of which is owner occupied, increased $32.59 million or 5.58% in 2014 over 2013. Commercial loans secured by real estate outstanding at December 31, 2014 were $616.59 million and $584.00 million at December 31, 2013. The increase was mainly due to general improvements in the business economy within our markets.
Residential real estate loans were $445.76 million at December 31, 2014 and $460.98 million at December 31, 2013. Residential real estate loans decreased $15.22 million or 3.30% in 2014 from 2013. The decrease in residential real estate loans was primarily due to a softening in residential refinance demand, limited purchase mortgage activity and anemic new home construction activity.
Consumer loans increased $18.68 million or 15.05% in 2014 over 2013. Consumer loans outstanding at December 31, 2014, were $142.81 million and $124.13 million at December 31, 2013. The increase during 2014 was due to higher demand in auto, personal loans, home equity and other personal line of credit loans as a result of favorable interest rates.

The following table shows the maturities of loans and leases in the categories of commercial and agriculture, auto and light truck, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2014.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural loans	$386,863	$274,106	$49,789	$710,758
Auto and light truck	162,463	234,596	843	397,902
Medium and heavy duty truck	77,078	166,453	3,622	247,153
Aircraft financing	177,639	467,190	82,836	727,665
Construction equipment financing	108,673	270,801	20,466	399,940
Total	$912,716	$1,413,146	$157,556	$2,483,418
The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$918,530	$494,616	$1,413,146
Over 5 Years	39,935	117,621	157,556
Total	$958,465	$612,237	$1,570,702
During 2014, approximately 88% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $13.60 million at December 31, 2014 and were $6.08 million at December 31, 2013. Although 1st Source Bank is participating in the U.S. Treasury Making Home Affordable programs, we do not feel it has a material effect on our financial condition or results of operations.
1st Source Bank sells residential mortgage loans to Fannie Mae as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in recent years. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as “repurchases.” Within the industry, repurchase demands had been increasing during prior years but did slow during 2014. While we believe the loans we have underwritten and sold to these entities have met or exceeded applicable transaction parameters, we must acknowledge the trend of mortgage insurance rescissions and speculative repurchase requests.
Our liability for repurchases, included in accrued expenses and other liabilities on the Statements of Financial Condition, was $1.72 million and $2.46 million as of December 31, 2014 and 2013, respectively. Our expense for repurchase losses, included in loan and lease collection and repossession expense on the Statements of Income, was $(0.27) million in 2014 compared to $1.99 million in 2013 and $2.05 million in 2012. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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

During 2014, the medium-term portion of the look-back period was six years given that 2009 through 2014 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent six year period in our calculation, as we feel it is most consistent with our current expectations for 2015. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
Weaknesses overseas could negatively impact the U.S. recovery, as could geopolitical events. Current concerns include the weak EU economies and deflationary pressures, the recessionary pressures in Japan and Brazil and the resultant decline in value of the real, the continued slowdown in China, and the geopolitical threats to the Russian economy as a result of the crisis in the Ukraine as well as the economic decline due to Russia’s significant dependence on oil. We include a factor in our loss ratios for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for 2014.
Another area of concern continues to be our aircraft portfolio where we have collateral concentration and a sizable foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen some evidence that depressed private jet markets have stabilized. As the U.S. economy slowly improves, the industry is likely to benefit and we should see a decrease in the fleet of unsold pre-owned aircraft which will result is further strengthening of values. Nevertheless, we remain concerned about the prolonged low prices for several models. We also have foreign exposure in this portfolio, particularly in Brazil and Mexico. The recession in Brazil and the currency fluctuations are having a negative impact on our clients’ cost of paying dollar denominated debts and, as a result, we have experienced increasing delinquency in this portfolio and we continue to experience higher default rates in this portfolio than in our other lending segments. We reassessed our ratios, which were established based on the higher and more volatile loss histories and pronounced exposure to global risks, and believe our reserve ratios remain appropriate.
We experienced ongoing improvement in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had no charge-offs. Current favorable conditions with lower oil prices and growth in GDP, manufacturing and jobs bode well for the industry. Industry concerns include the worsening driver shortage, unresolved infrastructure funding issues and increased regulation. Nevertheless, the underlying industry fundamentals are expected to remain relatively stable. As a result, we maintained our risk factors at levels consistent with last year.
Our construction equipment portfolio is characterized by increasing outstanding loan balances and improved credit quality in 2014. The construction industry, which was hard hit during the recession, is positioned to benefit from an improving economy, buoyed by growth in private non-residential construction. We are talking to our larger customers with exposure to the energy sector and anticipate some negative repercussions for some of our borrowers as a result of the significant decline in oil prices, but the Bank’s exposure to this segment is limited. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and the advantage of strong collateral values due to the global market for used construction equipment. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.
The auto and light truck portfolio outstanding loan balances remained relatively stable for the past three years, with normal seasonal fluctuations. Used cars held their values better than we anticipated in 2014. Industry growth is projected to be accompanied by increasing rental rates and used auto sales are expected to remain strong. As a result, we did not change the reserve ratio for the auto portfolio.
There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is guardedly optimistic. While recent economic news indicates improvement, exemplified by lower unemployment and increased consumer and small business confidence, we remain mindful of uncertainties and risks. In general, the decline in oil prices will be good for businesses and individuals in our local market. However, the decline in commodities prices, particularly corn and soybeans, will negatively impact the crop sector of our agriculture portfolio. We anticipate some of our borrowers will be unable to repay their lines of credit in full, resulting in carry-over debt. Overall, we are experiencing trends of generally improving credit quality, with low delinquencies and fewer accounts in Special Attention than this time last year. We have reviewed the calculated loss ratios and the environmental factors and concentration issues affecting these portfolios and incorporated minor adjustments to the reserve ratios as deemed appropriate.

Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with over fifty percent of the Bank's exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the great recession, similar to other U.S. markets and we experienced losses from 2009 through 2011. Furthermore, our recent portfolio growth has been in the more risky non-owner occupied sector, principally the hotel industry. Our recent loss history is favorable; however, as a result of our growth in more risky sectors, we are maintaining the reserve ratios established last year.
The reserve for loan and lease losses at December 31, 2014, totaled $85.07 million and was 2.31% of loans and leases, compared to $83.51 million or 2.35% of loans and leases at December 31, 2013 and $83.31 million or 2.50% of loans and leases at December 31, 2012. It is our opinion that the reserve for loan and lease losses was appropriate to absorb probable losses inherent in the loan and lease portfolio as of December 31, 2014.
Charge-offs for loan and lease losses were $6.03 million for 2014, compared to $3.83 million for 2013 and $7.64 million for 2012. Charge-offs increased in 2014 as a result of a sizable charge-off on a commercial relationship. Charge-offs decreased in 2013 due to a decrease in average nonperforming loans and leases reflecting a slowly improving economy. In 2013, the largest loss was on an aircraft account. The provision for loan and lease losses was $3.73 million for 2014, compared to $0.77 million for 2013 and $5.75 million for 2012.
The following table summarizes our loan and lease loss experience for each of the last five years ended December 31.

(Dollars in thousands)	2014	2013	2012	2011	2010
Amounts of loans and leases outstanding at end of period	$3,688,574	$3,549,324	$3,327,553	$3,090,543	$3,070,623
Average amount of net loans and leases outstanding during period	$3,639,985	$3,433,938	$3,209,490	$3,078,581	$3,109,508
Balance of reserve for loan and lease losses at beginning of period	$83,505	$83,311	$81,644	$86,874	$88,236
Charge-offs:
Commercial and agricultural loans	5,007	538	524	1,667	4,000
Auto and light truck	42	226	3,754	105	490
Medium and heavy duty truck	—	57	41	241	2,403
Aircraft financing	—	1,308	600	4,681	6,507
Construction equipment financing	4	88	120	853	2,372
Commercial real estate	99	170	471	3,120	6,219
Residential real estate	46	316	594	282	486
Consumer loans	833	1,125	1,532	1,640	1,629
Total charge-offs	6,031	3,828	7,636	12,589	24,106
Recoveries:
Commercial and agricultural loans	929	468	484	1,923	1,612
Auto and light truck	1,283	139	230	133	53
Medium and heavy duty truck	142	462	1,185	44	77
Aircraft financing	240	884	711	964	636
Construction equipment financing	525	323	268	308	345
Commercial real estate	347	627	223	346	105
Residential real estate	97	14	43	56	47
Consumer loans	298	333	407	456	662
Total recoveries	3,861	3,250	3,551	4,230	3,537
Net charge-offs	2,170	578	4,085	8,359	20,569
Provision for loan and lease losses	3,733	772	5,752	3,129	19,207
Balance at end of period	$85,068	$83,505	$83,311	$81,644	$86,874
Ratio of net charge-offs to average net loans and leases outstanding	0.06%	0.02%	0.13%	0.27%	0.66%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.31%	2.35%	2.50%	2.64%	2.83%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	239.07%	225.73%	226.03%	143.49%	115.50%

The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2014	2013	2012	2011	2010
Commercial and agricultural loans	0.58%	0.01%	0.01%	(0.05)%	0.44%
Auto and light truck	(0.30)	0.02	0.85	(0.01)	0.14
Medium and heavy duty truck	(0.06)	(0.19)	(0.53)	0.09	0.87
Aircraft financing	(0.03)	0.06	(0.02)	0.61	0.96
Construction equipment financing	(0.14)	(0.08)	(0.05)	0.20	0.67
Commercial real estate	(0.04)	(0.08)	0.05	0.49	1.05
Residential real estate	(0.01)	0.07	0.13	0.06	0.11
Consumer loans	0.41	0.67	1.08	1.24	0.95
Total net charge-offs to average portfolio loans and leases	0.06%	0.02%	0.13%	0.27%	0.66%
The reserve for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated probable losses that have been incurred within the categories of loans and leases set forth in the table below. The following table shows the amount of such components of the reserve at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances.

	2014		2013		2012		2011		2010
(Dollars in thousands)	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural loans	$11,760	19.27%	$11,515	19.14%	$12,326	19.21%	$13,091	17.65%	$20,544	17.27%
Auto and light truck	10,326	10.79	9,657	11.04	8,864	11.92	7,037	12.25	5,612	10.62
Medium and heavy duty truck	4,500	6.70	4,212	6.70	3,721	6.42	5,174	7.03	7,698	7.59
Aircraft financing	32,234	19.73	34,037	20.80	34,205	20.93	28,626	20.09	29,811	20.01
Construction equipment financing	7,008	10.84	5,972	9.38	5,390	8.38	6,295	8.45	8,439	9.30
Commercial real estate	13,270	16.72	12,406	16.45	13,778	16.68	16,772	17.65	11,177	19.37
Residential real estate	4,102	12.08	4,093	12.99	3,652	13.18	3,362	13.70	2,518	12.73
Consumer loans	1,868	3.87	1,613	3.50	1,375	3.28	1,287	3.18	1,075	3.11
Total	$85,068	100.00%	$83,505	100.00%	$83,311	100.00%	$81,644	100.00%	$86,874	100.00%
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
Nonperforming assets amounted to $42.48 million at December 31, 2014, compared to $46.75 million at December 31, 2013, and $42.27 million at December 31, 2012. During 2014, interest income on nonaccrual loans and leases would have increased by approximately $3.03 million compared to $2.93 million in 2013 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2014 decreased from December 31, 2013, mainly due to decreases in nonaccrual loans and leases and the sale of other real estate. The decrease in nonaccrual loans and leases occurred primarily in the auto and light truck and the commercial real estate portfolios, offset by increases in commercial and agricultural loans and aircraft financing.

Nonperforming assets at December 31 (Dollars in thousands)	2014	2013	2012	2011	2010
Loans past due over 90 days	$981	$287	$442	$460	$361
Nonaccrual loans and leases:
Commercial and agricultural loans	14,284	11,765	9,179	10,966	8,083
Auto and light truck	38	3,511	35	193	706
Medium and heavy duty truck	56	188	875	3,408	7,692
Aircraft financing	12,473	10,365	5,292	12,526	17,897
Construction equipment financing	751	1,032	5,285	4,137	8,568
Commercial real estate	4,807	7,064	13,055	20,569	26,621
Residential real estate	1,968	2,399	2,323	4,380	4,958
Consumer loans	225	383	373	261	328
Total nonaccrual loans and leases	34,602	36,707	36,417	56,440	74,853
Total nonperforming loans and leases	35,583	36,994	36,859	56,900	75,214
Other real estate	1,109	4,539	7,311	7,621	6,392
Former bank premises held for sale	626	951	1,034	1,134	1,200
Repossessions:
Commercial and agricultural loans	—	23	—	33	24
Auto and light truck	25	145	52	222	405
Medium and heavy duty truck	—	—	—	—	240
Aircraft financing	5,123	4,082	—	6,490	4,795
Construction equipment financing	—	—	—	—	201
Consumer loans	8	12	11	47	5
Total repossessions	5,156	4,262	63	6,792	5,670
Operating leases	6	—	—	29	236
Total nonperforming assets	$42,480	$46,746	$45,267	$72,476	$88,712
Nonperforming loans and leases to loans and leases, net of unearned discount	0.96%	1.04%	1.11%	1.84%	2.45%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	1.13%	1.29%	1.25%	2.28%	2.81%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2014 and 2013, we had $16.18 million and $4.33 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2014, potential problem loans consisted of three foreign aircraft credit relationships. Weakness in these companies’ operating performance and payment patterns has caused us to heighten attention given to these credits.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars except for one loan denominated in Euros at December 31, 2013, which was not significant, were $224.51 million and $270.30 million as of December 31, 2014 and 2013, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $105.39 million and $100.76 million as of December 31, 2014, respectively, compared to $142.79 million and $77.96 million as of December 31, 2013, respectively. Outstanding balances to borrowers in other countries were insignificant.
INVESTMENT PORTFOLIO
The amortized cost of securities at year-end 2014 decreased from 2013, following a decrease from year-end 2012 to year-end 2013. The amortized cost of securities at December 31, 2014 was $776.06 million or 16.07% of total assets, compared to $822.16 million or 17.41% of total assets at December 31, 2013.

The following table shows the amortized cost of securities available-for-sale as of December 31.

(Dollars in thousands)	2014	2013	2012
U.S. Treasury and Federal agencies securities	$371,878	$394,558	$410,983
U.S. States and political subdivisions securities	121,510	120,416	100,055
Mortgage-backed securities — Federal agencies	248,299	273,495	301,136
Corporate debt securities	31,677	30,828	30,897
Foreign government and other securities	800	700	3,700
Marketable equity securities	1,893	2,166	2,368
Total investment securities available-for-sale	$776,057	$822,163	$849,139
Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2014, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$15,501	2.27%
1 – 5 years	356,377	1.53
5 – 10 years	—	—
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	371,878	1.56
U.S. States and political subdivisions securities
Under 1 year	8,287	5.15
1 – 5 years	66,872	3.92
5 – 10 years	44,139	3.36
Over 10 years	2,212	5.48
Total U.S. States and political subdivisions securities	121,510	3.83
Corporate debt securities
Under 1 year	4,525	1.49
1 – 5 years	27,152	1.70
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	31,677	1.67
Foreign government and other securities
Under 1 year	200	1.27
1 – 5 years	600	1.98
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	800	1.80
Mortgage-backed securities — Federal agencies	248,299	2.43
Marketable equity securities	1,893	6.74
Total investment securities available-for-sale	$776,057	2.21%
At December 31, 2014, the residential mortgage-backed securities we held consisted primarily of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSE backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2014, the vintage of the underlying loans comprising our securities are: 24% in the years 2013 and 2014; 40% in the years 2011 and 2012; 25% in the years 2009 and 2010; and 11% in years 2008 and prior.

DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$762,050	—%	$690,326	—%	$616,426	—%
Interest bearing demand deposits	1,296,929	0.12	1,234,145	0.13	1,151,617	0.16
Savings deposits	710,216	0.08	691,942	0.09	656,245	0.14
Time deposits	1,008,548	0.91	1,084,096	1.33	1,149,923	1.66
Total deposits	$3,777,743		$3,700,509		$3,574,211
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Other Short-Term Borrowings	Total Borrowings
2014
Balance at December 31, 2014	$138,843	$11,778	$95,201	$245,822
Maximum amount outstanding at any month-end	230,075	17,245	155,573	402,893
Average amount outstanding	143,270	13,137	106,970	263,377
Weighted average interest rate during the year	0.15%	0.26%	0.27%	0.21%
Weighted average interest rate for outstanding amounts at December 31, 2014	0.13%	0.27%	0.29%	0.20%
2013
Balance at December 31, 2013	$181,120	$10,814	$122,197	$314,131
Maximum amount outstanding at any month-end	181,120	16,552	122,197	319,869
Average amount outstanding	121,294	9,035	24,475	154,804
Weighted average interest rate during the year	0.11%	0.22%	0.22%	0.14%
Weighted average interest rate for outstanding amounts at December 31, 2013	0.17%	0.24%	0.28%	0.22%
2012
Balance at December 31, 2012	$158,680	$3,469	$7,039	$169,188
Maximum amount outstanding at any month-end	189,150	10,114	11,531	210,795
Average amount outstanding	121,495	6,739	9,703	137,937
Weighted average interest rate during the year	0.13%	0.21%	—%	0.12%
Weighted average interest rate for outstanding amounts at December 31, 2012	0.20%	0.22%	—%	0.19%
LIQUIDITY
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2014, average core deposits equaled 74.85% of average total assets, compared to 78.35% in 2013 and 77.32% in 2012. The effective rate of core deposits in 2014 was 0.28%, compared to 0.43% in 2013 and 0.58% in 2012.
Average noninterest bearing core deposits increased 10.39% in 2014 compared to an increase of 11.99% in 2013. These represented 21.18% of total core deposits in 2014, compared to 19.12% in 2013, and 17.82% in 2012.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2014, our reliance on purchased funds increased to 9.23% of average total assets from 5.31% in 2013.
Shareholders’ Equity — Average shareholders’ equity equated to 12.52% of average total assets in 2014, compared to 12.49% in 2013. Shareholders’ equity was 12.72% of total assets at year-end 2014, compared to 12.39% at year-end 2013. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $9.41 million and $6.58 million at December 31, 2014 and 2013, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $548 million.
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
At December 31, 2014, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at December 31, 2014 there was $10.50 million outstanding, we could borrow approximately $254.50 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2014, we had $128.58 million outstanding in FHLB advances and could borrow an additional $79.34 million. We also had $377.16 million available to borrow from the FRB with no amounts outstanding as of December 31, 2014.

Interest Rate Risk Management — ALCO monitors and manages the relationship of earning assets to interest bearing liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates. In the normal course of business, we face ongoing interest rate risks and uncertainties. We may utilize interest rate swaps to partially manage the primary market exposures associated with the interest rate risk related to underlying assets, liabilities, and anticipated transactions.
A hypothetical change in net interest income was modeled by calculating an immediate 200 basis point (2.00%) and 100 basis point (1.00%) increase and a 100 basis point (1.00%) decrease in interest rates across all maturities. The following table shows the aggregate hypothetical impact to pre-tax net interest income.

	Percentage Change in Net Interest Income
	December 31, 2014		December 31, 2013
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	1.12%	8.15%	(0.81)%	3.36%
Up 100	(0.23)%	3.50%	(1.36)%	0.73%
Down 100	(1.94)%	(6.11)%	(1.18)%	(4.45)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2014 and 2013, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2014, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The following table shows contractual obligation payments by period.

(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Indeterminate maturity	Total
Deposits without stated maturity	—	$2,824,935	$—	$—	$—	$—	$2,824,935
Certificates of deposit	10	437,478	356,422	164,156	19,869	—	977,925
Long-term debt	11	1,068	32,467	1,526	5,493	15,678	56,232
Subordinated notes	12	—	—	—	58,764	—	58,764
Operating leases	18	3,162	5,335	4,450	3,123	—	16,070
Purchase obligations	—	22,793	2,563	1,584	1,080	—	28,020
Total contractual obligations		$3,289,436	$396,787	$171,716	$88,329	$15,678	$3,961,946
We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2014. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2014.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2014 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

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
QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2014 and 2013.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2014
Interest income	$43,355	$44,850	$45,152	$45,196
Interest expense	4,737	4,688	4,442	4,357
Net interest income	38,618	40,162	40,710	40,839
Provision for (recovery of) loan and lease losses	804	2,543	1,206	(820)
Gains on investment securities available-for-sale	963	—	—	—
Income before income taxes	21,239	22,416	21,243	19,544
Net income	13,632	14,494	14,947	14,996
Diluted net income per common share	0.55	0.59	0.62	0.62
2013
Interest income	$43,878	$44,611	$46,966	$44,130
Interest expense	6,124	5,740	5,808	5,096
Net interest income	37,754	38,871	41,158	39,034
Provision for (recovery of) loan and lease losses	757	1,293	(419)	(859)
Losses on investment securities available-for-sale	—	—	(28)	(140)
Income before income taxes	19,395	21,955	23,305	19,288
Net income	12,404	13,942	14,896	13,716
Diluted net income per common share	0.50	0.56	0.60	0.56
Net income was $15.00 million for the fourth quarter of 2014, compared to the $13.72 million of net income reported for the fourth quarter of 2013. Diluted net income per common share for the fourth quarter of 2014 amounted to $0.62, compared to $0.56 per common share reported in the fourth quarter of 2013.
The net interest margin was 3.61% for the fourth quarter of 2014 versus 3.59% for the same period in 2013. Tax-equivalent net interest income was $41.29 million for the fourth quarter of 2014, up 4.53% from 2013’s fourth quarter.
Our recovery of provision for loan and lease losses was $(0.82) million in the fourth quarter of 2014 compared to a recovery of provision for loan and lease losses of $(0.86) million in the fourth quarter of 2013. Net charge-offs were $1.51 million for the fourth quarter 2014, compared to net charge-offs of $0.14 million a year ago.
Noninterest income for the fourth quarter of 2014 was $19.88 million, compared to $17.99 million for the fourth quarter of 2013. Noninterest expense for the fourth quarter of 2014 was $41.99 million and was $38.59 million in the fourth quarter 2013.
The provision for income taxes included a one-time benefit of $2.12 million for the fourth quarter of 2014 which resulted in a lower effective tax rate. This benefit was the result of a reduction in uncertain tax positions due to settlements with taxing authorities and the lapse of the applicable statute of limitations.
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

Item 8.  Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of 1st Source Corporation
We have audited 1st Source Corporation's (the “Company's”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). 1st Source Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of 1st Source Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2015
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of 1st Source Corporation
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2015

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2014	2013

ASSETS
Cash and due from banks	$64,834	$77,568
Federal funds sold and interest bearing deposits with other banks	1,356	2,484
Investment securities available-for-sale (amortized cost of $776,057 and $822,163 at December 31, 2014, and December 31, 2013, respectively)	791,118	832,700
Other investments	20,801	22,400
Trading account securities	205	192
Mortgages held for sale	13,604	6,079
Loans and leases, net of unearned discount:
Commercial and agricultural loans	710,758	679,492
Auto and light truck	397,902	391,649
Medium and heavy duty truck	247,153	237,854
Aircraft financing	727,665	738,133
Construction equipment financing	399,940	333,088
Commercial real estate	616,587	583,997
Residential real estate	445,759	460,981
Consumer loans	142,810	124,130
Total loans and leases	3,688,574	3,549,324
Reserve for loan and lease losses	(85,068)	(83,505)
Net loans and leases	3,603,506	3,465,819
Equipment owned under operating leases, net	74,143	60,967
Net premises and equipment	50,328	46,630
Goodwill and intangible assets	85,371	86,343
Accrued income and other assets	124,692	121,644
Total assets	$4,829,958	$4,722,826
LIABILITIES
Deposits:
Noninterest bearing	$796,241	$735,212
Interest bearing	3,006,619	2,918,438
Total deposits	3,802,860	3,653,650
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	138,843	181,120
Other short-term borrowings	106,979	133,011
Total short-term borrowings	245,822	314,131
Long-term debt and mandatorily redeemable securities	56,232	58,335
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	51,807	52,568
Total liabilities	4,215,485	4,137,448
SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common Stock; no par value Authorized 40,000,000 shares; issued 25,641,887 shares at December 31, 2014 and 2013	346,535	346,535
Retained earnings	302,242	261,626
Cost of common stock in treasury (1,779,442 shares at December 31, 2014 and 1,319,377 shares at December 31, 2013)	(43,711)	(29,364)
Accumulated other comprehensive income	9,407	6,581
Total shareholders’ equity	614,473	585,378
Total liabilities and shareholders’ equity	$4,829,958	$4,722,826
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2014	2013	2012
Interest income:
Loans and leases	$161,215	$161,137	$161,376
Investment securities, taxable	13,054	14,414	16,426
Investment securities, tax-exempt	3,269	3,094	3,340
Other	1,016	940	943
Total interest income	178,554	179,585	182,085
Interest expense:
Deposits	11,356	16,604	21,877
Short-term borrowings	541	211	169
Subordinated notes	4,220	4,220	6,484
Long-term debt and mandatorily redeemable securities	2,108	1,733	1,779
Total interest expense	18,225	22,768	30,309
Net interest income	160,329	156,817	151,776
Provision for loan and lease losses	3,733	772	5,752
Net interest income after provision for loan and lease losses	156,596	156,045	146,024
Noninterest income:
Trust fees	18,511	17,383	16,498
Service charges on deposit accounts	8,684	9,177	10,418
Debit card income	9,585	8,882	8,389
Mortgage banking income	5,381	5,944	8,357
Insurance commissions	5,556	5,492	5,494
Equipment rental income	17,156	16,229	18,796
Gains (losses) on investment securities available-for-sale	963	(168)	282
Other income	12,051	14,273	12,958
Total noninterest income	77,887	77,212	81,192
Noninterest expense:
Salaries and employee benefits	80,488	79,783	82,599
Net occupancy expense	9,311	8,700	7,819
Furniture and equipment expense	17,657	16,895	15,406
Depreciation — leased equipment	13,893	13,055	15,202
Professional fees	5,046	5,321	6,083
Supplies and communications	5,589	5,690	5,701
FDIC and other insurance	3,384	3,462	3,602
Business development and marketing expense	6,049	4,938	4,232
Loan and lease collection and repossession expense	1,102	4,030	5,772
Other expense	7,521	7,440	5,120
Total noninterest expense	150,040	149,314	151,536
Income before income taxes	84,443	83,943	75,680
Income tax expense	26,374	28,985	26,047
Net income	$58,069	$54,958	$49,633
Basic net income per common share	$2.39	$2.23	$2.02
Diluted net income per common share	$2.39	$2.23	$2.02
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2014	2013	2012

Net income	$58,069	$54,958	$49,633
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	5,488	(20,915)	1,946
Reclassification adjustment for realized (gains) losses included in net income	(963)	168	(282)
Income tax effect	(1,699)	7,789	(636)
Other comprehensive income (loss), net of tax	2,826	(12,958)	1,028
Comprehensive income	$60,895	$42,000	$50,661
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2012	$—	$346,535	$190,261	$(31,389)	$18,511	$523,918
Net income	—	—	49,633	—	—	49,633
Other comprehensive income	—	—	—	—	1,028	1,028
Issuance of 184,220 common shares under stock based compensation awards, including related tax effects	—	—	(21)	3,956	—	3,935
Cost of 154,637 shares of common stock acquired for treasury	—	—	—	(3,701)	—	(3,701)
Common stock dividend ($0.66 per share)	—	—	(16,158)	—	—	(16,158)
Balance at December 31, 2012	$—	$346,535	$223,715	$(31,134)	$19,539	$558,655
Net income	—	—	54,958	—	—	54,958
Other comprehensive loss	—	—	—	—	(12,958)	(12,958)
Issuance of 169,942 common shares under stock based compensation awards, including related tax effects	—	—	(388)	4,043	—	3,655
Cost of 90,058 shares of common stock acquired for treasury	—	—	—	(2,273)	—	(2,273)
Common stock dividend ($0.68 per share)	—	—	(16,659)	—	—	(16,659)
Balance at December 31, 2013	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	58,069	—	—	58,069
Other comprehensive income	—	—	—	—	2,826	2,826
Issuance of 83,341 common shares under stock based compensation awards, including related tax effects	—	—	(243)	1,995	—	1,752
Cost of 543,406 shares of common stock acquired for treasury	—	—	—	(16,342)	—	(16,342)
Common stock dividend ($0.71 per share)	—	—	(17,210)	—	—	(17,210)
Balance at December 31, 2014	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2014	2013	2012
Operating activities:
Net income	$58,069	$54,958	$49,633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,733	772	5,752
Depreciation of premises and equipment	4,748	4,727	4,241
Depreciation of equipment owned and leased to others	13,893	13,055	15,202
Amortization of investment security premiums and accretion of discounts, net	4,351	3,499	4,214
Amortization of mortgage servicing rights	1,278	1,571	2,921
Mortgage servicing asset recoveries	—	—	(238)
Deferred income taxes	4,341	(1,947)	(7,641)
(Gains) losses on investment securities available-for-sale	(963)	168	(282)
Originations of loans held for sale, net of principal collected	(121,440)	(102,195)	(210,276)
Proceeds from the sales of loans held for sale	117,447	110,390	219,269
Net gain on sale of loans held for sale	(3,532)	(3,395)	(7,228)
Change in trading account securities	(13)	(46)	(14)
Change in interest receivable	(603)	160	928
Change in interest payable	(917)	(1,883)	(1,001)
Change in other assets	(484)	10,654	15,571
Change in other liabilities	(857)	(4,360)	1,254
Other	2,733	738	888
Net change in operating activities	81,784	86,866	93,193
Investing activities:
Proceeds from sales of investment securities	1,236	48,888	61,001
Proceeds from maturities of investment securities	190,323	175,875	295,241
Purchases of investment securities	(148,841)	(201,029)	(355,811)
Net change in other investments	1,599	209	(3,635)
Loans sold or participated to others	16,889	25,054	28,919
Net change in loans and leases	(165,463)	(255,345)	(273,439)
Net change in equipment owned under operating leases	(27,069)	(21,849)	2,176
Purchases of premises and equipment	(8,489)	(6,508)	(9,478)
Net change in investing activities	(139,815)	(234,705)	(255,026)
Financing activities:
Net change in demand deposits and savings accounts	102,130	166,683	223,037
Net change in time deposits	47,080	(137,380)	(118,831)
Net change in short-term borrowings	(68,309)	144,943	43,954
Proceeds from issuance of long-term debt	7,161	6,502	36,169
Payments on subordinated notes	—	—	(30,928)
Payments on long-term debt	(11,660)	(21,119)	(5,673)
Net proceeds from issuance of treasury stock	1,752	3,655	3,935
Acquisition of treasury stock	(16,342)	(2,273)	(3,701)
Cash dividends paid on common stock	(17,643)	(17,054)	(16,522)
Net change in financing activities	44,169	143,957	131,440
Net change in cash and cash equivalents	(13,862)	(3,882)	(30,393)
Cash and cash equivalents, beginning of year	80,052	83,934	114,327
Cash and cash equivalents, end of year	$66,190	$80,052	$83,934
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$7,154	$7,942	$3,425
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	—	2,801	2,643
Cash paid for:
Interest	$19,143	$24,651	$31,309
Income taxes	29,211	33,831	33,833
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2014 and 2013, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
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
Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2014 and 2013, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments  are in denominations, including accrued interest, that are fully insured by the FDIC.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2014 and 2013, residential real estate portfolio loans included $5.20 million and $6.73 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
Mortgage Banking Activities — Loans held for sale are composed of performing one-to-four family residential mortgage loans originated for resale. Mortgage loans originated with the intent to sell are carried at fair value.
The Company recognizes the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. Gains and losses on the sale of MSRs are recognized in Noninterest Income on the Statements of Income in the period in which such rights are sold.
MSRs are evaluated for impairment at each reporting date. For purposes of impairment measurement, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type. If temporary impairment exists within a tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a recovery of income.

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when recoverability of a recorded valuation allowance is determined to be remote considering historical and projected interest rates, prepayments, and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries.
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
Specific reserves are established for certain business and specialty finance credits based on a regular analysis of special attention loans and leases. This analysis is performed by the Credit Policy Committee (CPC), the Loan Review Department, Credit Administration, and the Loan Workout Departments. The specific reserves are based on an analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity. Sources for determining collateral values include appraisals, evaluations, auction values and industry guides. Generally, for loans secured by commercial real estate and dependent on cash flows from the underlying collateral to service the debt, a new appraisal is obtained at the time the credit is deemed to be impaired. For non-income producing commercial real estate, an appraisal or evaluation is ordered depending on an analysis of the underlying factors, including an assessment of the overall credit worthiness of the borrower, the value of non-real estate collateral supporting the transaction and the date of the most recent existing appraisal or evaluation. An evaluation may be performed in lieu of obtaining a new appraisal for less complex transactions secured by local market properties. Values based on evaluations are discounted more heavily than those determined by appraisals when calculating loan impairment. Appraisals, evaluations and industry guides are used to determine aircraft values. Appraisals, industry guides and auction values are used to determine construction equipment, truck and auto values.
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

Impaired loans are reviewed quarterly to assess the probability of being able to collect the portion considered impaired. When a review and analysis of the underlying credit and collateral indicates ultimate collection is improbable, the deficiency is charged-off and deducted from the reserve. Loans and leases, which are deemed uncollectible or have a low likelihood of collection, are charged-off and deducted from the reserve, while recoveries of amounts previously charged-off are credited to the reserve. A (recovery of) provision for loan and lease losses is credited or charged to operations based on the Company’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses or other income, if a positive adjustment. Other real estate also includes bank premises qualifying as held for sale. Bank premises are transferred at fair value less anticipated selling costs. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2014 and 2013, other real estate had carrying values of $1.74 million and $5.49 million, respectively, and is included in Other Assets in the Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $5.16 million and $4.26 million, as of December 31, 2014 and 2013, respectively, and are included in Other Assets in the Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or revenue multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding eleven years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2014 and determined that no impairment exists.
Partnership Investment — The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The partnerships in which the Company has investments account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships of which it owns less than three percent at the lower of cost or fair value. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2014 and 2013 were $2.78 million and $4.28 million, respectively.

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
Note 2 — Recent Accounting Pronouncements
Troubled Debt Restructurings by Creditors: In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-14 "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure." ASU 2014-14 requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The Company adopted ASU 2014-14 on January 1, 2015 and it did not have an impact on its accounting and disclosures.
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
Repurchase to Maturity Transactions, Repurchase Financings and Disclosures: In June 2014, the FASB issued ASU No. 2014-11 "Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company adopted ASU 2014-11 on January 1, 2015 and it did not have a material impact on its accounting and disclosures.

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
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure: In January 2014, the FASB issued ASU No. 2014-04 "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective either on a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted ASU 2014-04 on January 1, 2015 and it did not have a material impact on its disclosures.
Accounting for Investments in Qualified Affordable Housing Projects: In January 2014, the FASB issued ASU No. 2014-01 "Investments - Equity method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 allows investors to use the proportional amortization method to account for investments in limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits if certain conditions are met. ASU 2014-01 is effective retrospectively for interim and annual periods in fiscal years that begin after December 15, 2014. Early adoption is permitted. The Company adopted ASU 2014-01 on January 1, 2015 and it did not have a material impact on its accounting and disclosures for affordable housing projects.
Note 3 — Investment Securities
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. Treasury and Federal agencies securities	$371,878	$3,593	$(1,968)	$373,503
U.S. States and political subdivisions securities	121,510	3,392	(214)	124,688
Mortgage-backed securities - Federal agencies	248,299	5,490	(781)	253,008
Corporate debt securities	31,677	281	(26)	31,932
Foreign government and other securities	800	11	—	811
Total debt securities	774,164	12,767	(2,989)	783,942
Marketable equity securities	1,893	5,285	(2)	7,176
Total investment securities available-for-sale	$776,057	$18,052	$(2,991)	$791,118
December 31, 2013
U.S. Treasury and Federal agencies securities	$394,558	$5,008	$(4,527)	$395,039
U.S. States and political subdivisions securities	120,416	3,670	(847)	123,239
Mortgage-backed securities - Federal agencies	273,495	5,148	(3,563)	275,080
Corporate debt securities	30,828	241	(4)	31,065
Foreign government and other securities	700	9	—	709
Total debt securities	819,997	14,076	(8,941)	825,132
Marketable equity securities	2,166	5,404	(2)	7,568
Total investment securities available-for-sale	$822,163	$19,480	$(8,943)	$832,700
At December 31, 2014, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in securities available-for-sale at December 31, 2014. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$28,513	$28,892
Due after one year through five years	451,001	455,126
Due after five years through ten years	44,139	44,644
Due after ten years	2,212	2,272
Mortgage-backed securities	248,299	253,008
Total debt securities available-for-sale	$774,164	$783,942
The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2014	2013	2012
Gross realized gains	$963	$903	$282
Gross realized losses	—	(1,071)	—
Net realized gains (losses)	$963	$(168)	$282
The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury and Federal agencies securities	$54,944	$(148)	$115,195	$(1,820)	$170,139	$(1,968)
U.S. States and political subdivisions securities	16,805	(112)	8,333	(102)	25,138	(214)
Mortgage-backed securities - Federal agencies	21,754	(62)	32,781	(719)	54,535	(781)
Corporate debt securities	3,072	(26)	—	—	3,072	(26)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	96,575	(348)	156,309	(2,641)	252,884	(2,989)
Marketable equity securities	—	—	3	(2)	3	(2)
Total temporarily impaired available-for-sale securities	$96,575	$(348)	$156,312	$(2,643)	$252,887	$(2,991)
December 31, 2013
U.S. Treasury and Federal agencies securities	$153,868	$(4,404)	$15,085	$(123)	$168,953	$(4,527)
U.S. States and political subdivisions securities	37,115	(814)	1,419	(33)	38,534	(847)
Mortgage-backed securities - Federal agencies	99,488	(3,099)	5,352	(464)	104,840	(3,563)
Corporate debt securities	6,332	(4)	—	—	6,332	(4)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	296,803	(8,321)	21,856	(620)	318,659	(8,941)
Marketable equity securities	—	—	4	(2)	4	(2)
Total temporarily impaired available-for-sale securities	$296,803	$(8,321)	$21,860	$(622)	$318,663	$(8,943)
There were no OTTI write-downs in 2014, 2013 or 2012.
At December 31, 2014, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
At December 31, 2014 and 2013, investment securities with carrying values of $231.50 million and $237.42 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2014 and 2013, and totaled $3.69 billion and $3.55 billion, respectively. At December 31, 2014 and 2013, net deferred loan and lease costs were $4.00 million and $3.81 million, respectively.
The loan and lease portfolio includes direct financing leases, which are included in auto and light truck, medium and heavy duty truck, aircraft financing, and construction equipment financing on the Statements of Financial Condition.
The following table shows the summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Direct finance leases:
Rentals receivable	$234,772	$245,207
Estimated residual value of leased assets	13,458	12,537
Gross investment in lease financing	248,230	257,744
Unearned income	(37,356)	(38,946)
Net investment in lease financing	$210,874	$218,798
At December 31, 2014, the direct financing minimum future lease payments receivable for each of the years 2015 through 2019 were $48.18 million, $41.22 million, $38.29 million, $32.85 million, and $25.14 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $27.93 million and $17.96 million at December 31, 2014 and 2013, respectively. During 2014, $12.36 million of new loans and other additions were made and repayments and other reductions totaled $2.39 million.
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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2014
Commercial and agricultural loans	$683,169	$27,589	$710,758
Auto and light truck	380,425	17,477	397,902
Medium and heavy duty truck	243,798	3,355	247,153
Aircraft financing	691,018	36,647	727,665
Construction equipment financing	393,965	5,975	399,940
Commercial real estate	592,787	23,800	616,587
Total	$2,985,162	$114,843	$3,100,005
December 31, 2013
Commercial and agricultural loans	$652,620	$26,872	$679,492
Auto and light truck	378,392	13,257	391,649
Medium and heavy duty truck	235,465	2,389	237,854
Aircraft financing	704,997	33,136	738,133
Construction equipment financing	325,849	7,239	333,088
Commercial real estate	557,692	26,305	583,997
Total	$2,855,015	$109,198	$2,964,213
For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2014
Residential real estate	$442,918	$2,841	$445,759
Consumer	142,476	334	142,810
Total	$585,394	$3,175	$588,569
December 31, 2013
Residential real estate	$458,385	$2,596	$460,981
Consumer	123,663	467	124,130
Total	$582,048	$3,063	$585,111

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2014
Commercial and agricultural loans	$696,351	$—	$123	$—	$696,474	$14,284	$710,758
Auto and light truck	397,815	48	1	—	397,864	38	397,902
Medium and heavy duty truck	247,097	—	—	—	247,097	56	247,153
Aircraft financing	699,054	541	15,597	—	715,192	12,473	727,665
Construction equipment financing	396,821	999	1,369	—	399,189	751	399,940
Commercial real estate	611,780	—	—	—	611,780	4,807	616,587
Residential real estate	441,508	1,099	311	873	443,791	1,968	445,759
Consumer	141,577	676	223	109	142,585	225	142,810
Total	$3,632,003	$3,363	$17,624	$982	$3,653,972	$34,602	$3,688,574
December 31, 2013
Commercial and agricultural loans	$667,462	$263	$2	$—	$667,727	$11,765	$679,492
Auto and light truck	387,881	222	36	—	388,139	3,510	391,649
Medium and heavy duty truck	237,645	20	—	—	237,665	189	237,854
Aircraft financing	713,832	10,309	3,627	—	727,768	10,365	738,133
Construction equipment financing	331,083	973	—	—	332,056	1,032	333,088
Commercial real estate	576,933	—	—	—	576,933	7,064	583,997
Residential real estate	456,782	1,334	269	197	458,582	2,399	460,981
Consumer	122,657	786	220	84	123,747	383	124,130
Total	$3,494,275	$13,907	$4,154	$281	$3,512,617	$36,707	$3,549,324
Interest income for the years ended December 31, 2014, 2013, and 2012, would have increased by approximately $3.03 million, $2.93 million, and $3.58 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
December 31, 2014
With no related reserve recorded:
Commercial and agricultural loans	$14,468	$14,467	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	12,740	12,741	—
Construction equipment financing	746	746	—
Commercial real estate	11,707	11,707	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	39,661	39,661	—
With a reserve recorded:
Commercial and agricultural loans	74	74	5
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	798	798	80
Residential real estate	373	376	156
Consumer	—	—	—
Total with a reserve recorded	1,245	1,248	241
Total impaired loans	$40,906	$40,909	$241
December 31, 2013
With no related reserve recorded:
Commercial and agricultural loans	$11,231	$11,230	$—
Auto and light truck	3,499	3,499	—
Medium and heavy duty truck	—	—	—
Aircraft financing	9,764	9,764	—
Construction equipment financing	938	938	—
Commercial real estate	14,897	14,897	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	40,329	40,328	—
With a reserve recorded:
Commercial and agricultural loans	—	—	—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	563	563	113
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	381	381	161
Consumer	—	—	—
Total with a reserve recorded	944	944	274
Total impaired loans	$41,273	$41,272	$274

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class, for years ending December 31, 2014, 2013 and 2012.

	2014		2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural loans	$16,325	$48	$10,077	$143	$9,322	$16
Auto and light truck	407	—	488	—	1,590	7
Medium and heavy duty truck	—	—	431	—	1,219	2
Aircraft financing	4,088	28	9,254	79	7,976	—
Construction equipment financing	938	—	2,799	5	4,409	6
Commercial real estate	13,162	588	17,655	610	22,126	441
Residential real estate	376	16	32	—	87	6
Consumer loans	—	—	—	—	—	—
Total	$35,296	$680	$40,736	$837	$46,729	$478
The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2014, 2013 and 2012, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There were three modifications during 2014, two modifications during 2013, and no modifications during 2012 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2014		2013		2012
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	2	$273	1	$750	1	$127
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	2	337	—	—	—	—
Construction equipment financing	—	—	—	—	—	—
Commercial real estate	—	—	—	—	1	7,014
Residential real estate	—	—	1	381	1	101
Consumer	—	—	—	—	—	—
Total performing TDR modifications	4	610	2	1,131	3	7,242
Nonperforming TDRs:
Commercial and agricultural loans	4	7,315	1	158	—	—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	—	—	1	4,157	—	—
Construction equipment financing	—	—	—	—	3	1,316
Commercial real estate	1	798	—	—	1	1,141
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	5	8,113	2	4,315	4	2,457
Total TDR modifications	9	$8,723	4	$5,446	7	$9,699

The following table shows the number of troubled debt restructured loans and leases which had payment defaults within twelve months following modification during the years ended December 31, 2014, 2013 and 2012, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

	2014		2013		2012
(Dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Performing TDRs:
Commercial and agricultural loans	—	$—	1	$750	—	$—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—
Construction equipment financing	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR defaults	—	—	1	750	—	—
Nonperforming TDRs:
Commercial and agricultural loans	1	255	—	—	3	113
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—
Construction equipment financing	—	—	—	—	1	—
Commercial real estate	—	—	1	—	2	171
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR defaults	1	255	1	—	6	284
Total TDR defaults	1	$255	2	$750	6	$284
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2014	2013
Performing TDRs	$9,118	$8,786
Nonperforming TDRs	14,507	11,824
Total TDRs	$23,625	$20,610

Note 5 — Reserve for Loan and Lease Losses
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
December 31, 2014
Reserve for loan and lease losses
Balance, beginning of year	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	5,007	42	—	—	4	99	46	833	6,031
Recoveries	929	1,283	142	240	525	347	97	298	3,861
Net charge-offs (recoveries)	4,078	(1,241)	(142)	(240)	(521)	(248)	(51)	535	2,170
Provision (recovery of provision)	4,323	(572)	146	(2,043)	515	616	(42)	790	3,733
Balance, end of year	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068

Ending balance, individually evaluated for impairment	$5	$—	$—	$—	$—	$80	$156	$—	$241
Ending balance, collectively evaluated for impairment	11,755	10,326	4,500	32,234	7,008	13,190	3,946	1,868	84,827
Total reserve for loan and lease losses	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Recorded investment in loans
Ending balance, individually evaluated for impairment	$14,542	$—	$—	$12,740	$746	$12,505	$373	$—	$40,906
Ending balance, collectively evaluated for impairment	696,216	397,902	247,153	714,925	399,194	604,082	445,386	142,810	3,647,668
Total recorded investment in loans	$710,758	$397,902	$247,153	$727,665	$399,940	$616,587	$445,759	$142,810	$3,688,574

December 31, 2013
Reserve for loan and lease losses
Balance, beginning of year	$12,326	$8,864	$3,721	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	538	226	57	1,308	88	170	316	1,125	3,828
Recoveries	468	139	462	884	323	627	14	333	3,250
Net charge-offs (recoveries)	70	87	(405)	424	(235)	(457)	302	792	578
Provision (recovery of provision)	(741)	880	86	256	347	(1,829)	743	1,030	772
Balance, end of year	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505

Ending balance, individually evaluated for impairment	$—	$—	$—	$113	$—	$—	$161	$—	$274
Ending balance, collectively evaluated for impairment	11,515	9,657	4,212	33,924	5,972	12,406	3,932	1,613	83,231
Total reserve for loan and lease losses	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,231	$3,499	$—	$10,327	$938	$14,897	$381	$—	$41,273
Ending balance, collectively evaluated for impairment	668,261	388,150	237,854	727,806	332,150	569,100	460,600	124,130	3,508,051
Total recorded investment in loans	$679,492	$391,649	$237,854	$738,133	$333,088	$583,997	$460,981	$124,130	$3,549,324

December 31, 2012
Reserve for loan and lease losses
Balance, beginning of year	$13,091	$7,037	$5,174	$28,626	$6,295	$16,772	$3,362	$1,287	$81,644
Charge-offs	524	3,754	41	600	120	471	594	1,532	7,636
Recoveries	484	230	1,185	711	268	223	43	407	3,551
Net charge-offs (recoveries)	40	3,524	(1,144)	(111)	(148)	248	551	1,125	4,085
Provision (recovery of provision)	(725)	5,351	(2,597)	5,468	(1,053)	(2,746)	841	1,213	5,752
Balance, end of year	$12,326	$8,864	$3,721	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311

Ending balance, individually evaluated for impairment	$729	$—	$—	$852	$—	$42	$—	$—	$1,623
Ending balance, collectively evaluated for impairment	11,597	8,864	3,721	33,353	5,390	13,736	3,652	1,375	81,688
Total reserve for loan and lease losses	$12,326	$8,864	$3,721	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Recorded investment in loans
Ending balance, individually evaluated for impairment	$8,647	$—	$474	$5,201	$5,109	$21,185	$101	$—	$40,717
Ending balance, collectively evaluated for impairment	630,422	396,602	213,073	691,278	273,865	533,783	438,540	109,273	3,286,836
Total recorded investment in loans	$639,069	$396,602	$213,547	$696,479	$278,974	$554,968	$438,641	$109,273	$3,327,553

Note 6 — Operating Leases
Operating lease equipment at December 31, 2014 and 2013 was $74.14 million and $60.97 million, respectively, net of accumulated depreciation of $29.62 million and $26.99 million, respectively.
The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2014, totaled $54.87 million, of which $17.24 million is due in 2015, $14.62 million in 2016, $10.93 million in 2017, $7.35 million in 2018, $3.82 million in 2019, and $0.91 million thereafter. Depreciation expense related to operating lease equipment for the years ended December 31, 2014, 2013 and 2012 was $13.89 million, $13.06 million and $15.20 million, respectively.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2014	2013
Land	$15,785	$14,029
Buildings and improvements	51,412	48,149
Furniture and equipment	36,737	37,564
Total premises and equipment	103,934	99,742
Accumulated depreciation and amortization	(53,606)	(53,112)
Net premises and equipment	$50,328	$46,630
Depreciation and amortization of properties and equipment totaled $4.75 million in 2014, $4.73 million in 2013, and $4.24 million in 2012.
During 2014, the Company recorded long-lived asset impairment charges totaling $275,000. The impairment was recorded as a result of an appraisal on a building and was recognized in Other Expense on the Statements of Income.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $825.17 million at December 31, 2014, compared to $839.26 million at December 31, 2013, and $921.20 million at December 31, 2012.
Amortization expense on MSRs is expected to total $0.84 million, $0.70 million, $0.57 million, $0.47 million, and $0.39 million in 2015, 2016, 2017, 2018 and 2019, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2014	2013
Mortgage servicing rights:
Balance at beginning of year	$4,844	$4,645
Additions	1,167	1,770
Amortization	(1,278)	(1,571)
Sales	—	—
Carrying value before valuation allowance at end of year	4,733	4,844
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$4,733	$4,844
Fair value of mortgage servicing rights at end of year	$6,979	$8,127
At December 31, 2014, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.25 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $14.74 million and $12.27 million at December 31, 2014 and December 31, 2013, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.01 million, $3.21 million, and $3.63 million for 2014, 2013, and 2012, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.

Note 9 — Intangible Assets and Goodwill
At December 31, 2014, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $1.69 million, which was net of accumulated amortization of $8.13 million. At December 31, 2013, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $2.66 million, which was net of accumulated amortization of $7.16 million. Intangible asset amortization was $0.97 million, $1.16 million, and $1.32 million for 2014, 2013, and 2012, respectively. Amortization on other intangible assets is expected to total $0.70 million, $0.58 million, $0.36 million, and $0.05 million in 2015, 2016, 2017, and 2018, respectively.
The following table shows a summary of core deposit intangible and other intangible assets as of December 31.

(Dollars in thousands)	2014	2013
Core deposit intangibles:
Gross carrying amount	$9,566	$9,566
Less: accumulated amortization	(7,888)	(6,947)
Net carrying amount	$1,678	$2,619
Other intangibles:
Gross carrying amount	$254	$254
Less: accumulated amortization	(241)	(209)
Net carrying amount	$13	$45
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2014 and 2013 was $295.42 million and $178.39 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2014, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$111,366
4 – 6 months	54,745
7 – 12 months	16,760
Over 12 months	112,552
Total	$295,423
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2014.

(Dollars in thousands)
2015	$437,478
2016	169,782
2017	186,640
2018	137,284
2019	26,872
Thereafter	19,869
Total	$977,925
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Federal Home Loan Bank borrowings (1.10% – 6.54%)	$38,582	$42,512
Mandatorily redeemable securities	15,678	14,072
Other long-term debt	1,972	1,751
Total long-term debt and mandatorily redeemable securities	$56,232	$58,335
Annual maturities of long-term debt outstanding at December 31, 2014, for the next five years and thereafter beginning in 2015, are as follows (in thousands): $1,068; $6,224; $26,243; $808; $718; and $21,171.

At December 31, 2014, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 18 fixed rate notes with maturities ranging from 2016 to 2024. These notes were collateralized by $48.23 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2014 and 2013, of $15.68 million and $14.07 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2014, 2013, and 2012 was $1.47 million, $1.00 million, and $1.11 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$10,500	0.50%	$63,500	0.34%
Security repurchase agreements	128,343	0.10	117,620	0.08
Commercial paper	11,778	0.27	10,814	0.24
Other short-term borrowings	95,201	0.29	122,197	0.28
Total short-term borrowings	$245,822		$314,131
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
The following table shows subordinated notes at December 31, 2014.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	7.10%	9/15/2037
Total	$58,764

(1) Fixed rate through life of debt.
(2) Fixed rate through September 15, 2017 then LIBOR +1.48% through remaining life of debt.
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

Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2014, 2013 and 2012.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2014	2013	2012
Distributed earnings allocated to common stock	$17,091	$16,563	$16,027
Undistributed earnings allocated to common stock	40,249	37,673	32,923
Net earnings allocated to common stock	57,340	54,236	48,950
Net earnings allocated to participating securities	729	722	683
Net income allocated to common stock and participating securities	$58,069	$54,958	$49,633

Weighted average shares outstanding for basic earnings per common share	24,031,608	24,344,623	24,267,471
Dilutive effect of stock compensation	—	586	9,857
Weighted average shares outstanding for diluted earnings per common share	24,031,608	24,345,209	24,277,328

Basic earnings per common share	$2.39	$2.23	$2.02
Diluted earnings per common share	$2.39	$2.23	$2.02
Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2014	2013	Affected Line Item in the Statements of Income
Realized gains (losses) included in net income	$963	$(168)	Gains (losses) on investment securities available-for-sale
	963	(168)	Income before income taxes
Tax effect	(361)	63	Income tax expense
Net of tax	$602	$(105)	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2014 and 2013, there were 1,308,041 and 1,399,533 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2014, 2013, and 2012, amounted to $4.32 million, $4.38 million, and $4.52 million, respectively.
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

The Company’s net periodic post retirement benefit cost (recovery) recognized in the Statements of Income for the years ended December 31, 2014, 2013 and 2012, amounted to $(0.05) million, $(0.04) million, and $(0.01) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2014, 2013, and 2012.
Note 16 — Stock Based Compensation
As of December 31, 2014, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the 1998 Performance Compensation Plan (PCP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2014. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $3.66 million during 2014, $1.97 million in 2013, and $4.30 million in 2012.
The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2012	2,320,492	530,848	$18.76	22,000	$12.04
Shares authorized - 2012 EIP	76,815	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	2,302	—	—	—	—
Granted	(98,617)	98,617	21.95	—	—
Stock options exercised	—	—	—	(14,500)	12.04
Stock awards vested	—	(190,674)	17.24	—	—
Forfeited	4,124	(5,587)	19.71	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2012	2,305,116	433,204	20.15	7,500	12.04

Shares authorized - 2013 EIP	61,970	—	—	—	—
Shares authorized - 1998 Performance Compensation Plan	2,010	—	—	—	—
Granted	(88,980)	88,980	24.19	—	—
Stock options exercised	—	—	—	(7,500)	12.04
Stock awards vested	—	(85,985)	19.58	—	—
Forfeited	5,642	(10,754)	20.71	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2013	2,285,758	425,445	21.09	—	—

Shares authorized - 2014 EIP	69,300	—	—	—	—
Granted	(110,851)	110,851	25.86	—	—
Stock awards vested	—	(130,657)	20.33	—	—
Forfeited	3,057	(5,607)	20.87	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2014	2,247,264	400,032	$22.66	—	$—
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
There were zero, 7,500 and 14,500 stock options exercised during 2014, 2013 and 2012, respectively. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2014, 2013 or 2012.
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
Stock Award Plans — Incentive stock award plans include the EIP, the PCP and the RSAP. The EIP is administered by the Committee. Awards under the EIP and PCP include “book value” shares and “market value” shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over two to ten years and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.
Stock-based compensation expense relating to the EIP, PCP and RSAP totaled $3.18 million in 2014, $2.90 million in 2013, and $2.07 million in 2012. The total income tax benefit recognized in the accompanying Statements of Income related to stock-based compensation was $1.20 million in 2014, $1.10 million in 2013, and $0.78 million in 2012. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/PCP/RSAP) was $6.37 million at December 31, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.12 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and discount to the actual market closing price on the offering date for the 2014, 2013, and 2012 offerings were $30.39 (0.88%), $24.32 (1.82%), and $20.54 (0.15%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 2, 2014 and runs through May 31, 2016, with $148,228 in stock value to be purchased at $30.39 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2014	2013	2012
Current:
Federal	$20,999	$28,634	$30,041
State	1,034	2,298	3,647
Total current	22,033	30,932	33,688
Deferred:
Federal	4,022	(2,337)	(7,087)
State	319	390	(554)
Total deferred	4,341	(1,947)	(7,641)
Total provision	$26,374	$28,985	$26,047

The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes.

	2014		2013		2012
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$29,555	35.0%	$29,380	35.0%	$26,488	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,236)	(1.5)	(1,219)	(1.5)	(1,370)	(1.8)
State taxes, net of federal income tax benefit	2,300	2.7	1,747	2.1	2,010	2.7
Reduction in uncertain tax positions	(3,300)	(3.9)	—	—	—	—
Other	(945)	(1.1)	(923)	(1.1)	(1,081)	(1.5)
Total	$26,374	31.2%	$28,985	34.5%	$26,047	34.4%
The tax expense (benefit) related to gains (losses) on investment securities available-for-sale for the years 2014, 2013, and 2012 was approximately $361,000, $(63,000), and $108,000, respectively.
The following table shows the composition of deferred tax assets and liabilities as of December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Deferred tax assets:
Reserve for loan and lease losses	$33,088	$32,545
Accruals for employee benefits	3,346	4,153
Other	1,079	2,243
Total deferred tax assets	37,513	38,941
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	24,506	22,296
Net unrealized gains on securities available-for-sale	5,654	3,956
Differing bases in assets related to acquisitions	5,160	4,725
Mortgage servicing	1,644	1,588
Capitalized loan costs	1,437	816
Prepaid expenses	1,035	931
Other	443	956
Total deferred tax liabilities	39,879	35,268
Net deferred tax (liability) asset	$(2,366)	$3,673
No valuation allowance for deferred tax assets was recorded at December 31, 2014 and 2013 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

(Dollars in thousands)	2014	2013	2012
Balance, beginning of year	$4,611	$4,068	$3,387
Additions based on tax positions related to the current year	66	484	704
Additions for tax positions of prior years	592	1,118	1,471
Reductions for tax positions of prior years	(553)	—	(49)
Reductions due to lapse in statute of limitations	(1,650)	(1,059)	(1,445)
Settlements	(3,066)	—	—
Balance, end of year	$—	$4,611	$4,068
There were no unrecognized tax benefits that would affect the effective tax rate if recognized at December 31, 2014 and the total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.62 million at December 31, 2013 and $2.02 million at December 31, 2012. Interest and penalties are recognized through the income tax provision. For the years 2014, 2013 and 2012, the Company recognized approximately $(0.69) million, $0.14 million and $(0.02) million in interest, net of tax effect, and penalties, respectively. There were no accrued interest and penalties at December 31, 2014 and interest and penalties of approximately $0.69 million and $0.55 million were accrued at December 31, 2013 and 2012, respectively.

Tax years that remain open and subject to audit include the federal 2011-2014 years and the Indiana 2013-2014 years. Additionally, during 2014 the Company reached a state tax settlement for the 2010-2013 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $2.93 million that affected the effective tax rate and increased earnings in the amount of $2.12 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
1st Source Bank sells residential mortgage loans to Fannie Mae as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, the Bank has sold loans on a service released basis to various other financial institutions in recent years. The agreements under which the Bank sells these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, the Bank may be required to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or may be required to repurchase a loan. Both circumstances are collectively referred to as “repurchases.”
The Company’s liability for repurchases, included in accrued expenses and other liabilities on the Statements of Financial Condition, was $1.72 million and $2.46 million as of December 31, 2014 and 2013, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Commitments — 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.16 million in 2015, $2.82 million in 2016, $2.52 million in 2017, $2.27 million in 2018, $2.18 million in 2019, and $3.12 million, thereafter. As of December 31, 2014, future minimum rentals to be received under noncancellable subleases totaled $2.25 million.
The following table shows rental expense of office premises and equipment and related sublease income.

Year Ended December 31 (Dollars in thousands)	2014	2013	2012
Gross rental expense	$3,799	$3,875	$3,787
Sublease rental income	(878)	(910)	(878)
Net rental expense	$2,921	$2,965	$2,909
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit are essentially the same as those involved in extending loan commitments to clients. Standby letters of credit totaled $26.94 million and $19.27 million at December 31, 2014 and 2013, respectively. Standby letters of credit generally have terms ranging from six months to one year.
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2014 and 2013.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$459,508	Other assets	$9,125	Other liabilities	$9,302
Loan commitments	11,109	Mortgages held for sale	2	N/A	—
Forward contracts - mortgage loan	19,800	N/A	—	Mortgages held for sale	142
Total - December 31, 2014	$490,417		$9,127		$9,444

Interest rate swap contracts	$462,790	Other assets	$9,894	Other liabilities	$10,087
Loan commitments	7,878	Mortgages held for sale	12	N/A	—
Forward contracts - mortgage loan	10,600	Mortgages held for sale	121	N/A	—
Forward contracts - foreign exchange	1,308	N/A	—	Other assets	7
Total - December 31, 2013	$482,576		$10,027		$10,094
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments at December 31, 2014, 2013 and 2012.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2014	2013	2012
Interest rate swap contracts	Other expense	$16	$124	$131
Interest rate swap contracts	Other income	357	716	721
Loan commitments	Mortgage banking income	(10)	(208)	31
Forward contracts - mortgage loan	Mortgage banking income	(263)	154	185
Forward contracts - foreign exchange	Other income	79	(7)	—
Total		$179	$779	$1,068
The following table shows the offsetting of financial assets and derivative assets at December 31, 2014 and 2013.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014
Interest rate swaps	$9,492	$367	$9,125	$—	$—	$9,125

December 31, 2013
Interest rate swaps	$10,511	$617	$9,894	$—	$—	$9,894

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2014 and 2013.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014
Interest rate swaps	$9,669	$367	$9,302	$—	$9,018	$284
Repurchase agreements	128,343	—	128,343	128,343	—	—
Total	$138,012	$367	$137,645	$128,343	$9,018	$284

December 31, 2013
Interest rate swaps	$10,704	$617	$10,087	$—	$8,409	$1,678
Repurchase agreements	117,620	—	117,620	117,620	—	—
Total	$128,324	$617	$127,707	$117,620	$8,409	$1,678
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2014 and 2013.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$629,023	15.89%	$316,704	8.00%	$395,880	10.00%
1st Source Bank	598,038	15.15%	315,886	8.00%	394,857	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	576,692	14.57%	158,352	4.00%	237,528	6.00%
1st Source Bank	548,094	13.88%	157,943	4.00%	236,914	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	576,692	12.16%	189,718	4.00%	237,147	5.00%
1st Source Bank	548,094	11.57%	189,412	4.00%	236,765	5.00%
2013
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$599,603	15.86%	$302,409	8.00%	$378,011	10.00%
1st Source Bank	566,307	15.01%	301,783	8.00%	377,229	10.00%
Tier I Capital (to Risk-Weighted Assets):
1st Source Corporation	549,441	14.54%	151,205	4.00%	226,807	6.00%
1st Source Bank	518,230	13.74%	150,892	4.00%	226,338	6.00%
Tier I Capital (to Average Assets):
1st Source Corporation	549,441	12.08%	182,008	4.00%	227,510	5.00%
1st Source Bank	518,230	11.41%	181,726	4.00%	227,157	5.00%
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2014 and 2013.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2014, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2014 and 2013, all mortgages held for sale are carried at fair value.

The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2014 and 2013.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2014
Mortgages held for sale reported at fair value:
Total Loans	$13,604	$13,526	$78	(1)
December 31, 2013
Mortgages held for sale reported at fair value:
Total Loans	$6,079	$5,974	$105	(1)

(1)The excess of fair value carrying amount over (under) unpaid principal is included in mortgage banking income and includes changes in fair value at and subsequent to funding and gains and losses on the related loan commitment prior to funding.
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

•
State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems. Since some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. Local direct placement municipal securities, with very little market activity, are priced using an appropriate market yield curve which incorporates a credit spread assumption.

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,808	$353,695	$—	$373,503
U.S. States and political subdivisions securities	—	118,222	6,466	124,688
Mortgage-backed securities - Federal agencies	—	253,008	—	253,008
Corporate debt securities	—	31,932	—	31,932
Foreign government and other securities	—	—	811	811
Total debt securities	19,808	756,857	7,277	783,942
Marketable equity securities	7,176	—	—	7,176
Total investment securities available-for-sale	26,984	756,857	7,277	791,118
Trading account securities	205	—	—	205
Mortgages held for sale	—	13,604	—	13,604
Accrued income and other assets (interest rate swap agreements)	—	9,125	—	9,125
Total	$27,189	$779,586	$7,277	$814,052

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$9,302	$—	$9,302
Total	$—	$9,302	$—	$9,302

December 31, 2013
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,631	$375,408	$—	$395,039
U.S. States and political subdivisions securities	—	117,741	5,498	123,239
Mortgage-backed securities - Federal agencies	—	275,080	—	275,080
Corporate debt securities	—	31,065	—	31,065
Foreign government and other securities	—	709	—	709
Total debt securities	19,631	800,003	5,498	825,132
Marketable equity securities	7,568	—	—	7,568
Total investment securities available-for-sale	27,199	800,003	5,498	832,700
Trading account securities	192	—	—	192
Mortgages held for sale	—	6,079	—	6,079
Accrued income and other assets (interest rate swap agreements)	—	9,894	—	9,894
Total	$27,391	$815,976	$5,498	$848,865

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,087	$—	$10,087
Total	$—	$10,087	$—	$10,087

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2014	$5,498	$—	$5,498
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(99)	6	(93)
Purchases	2,635	—	2,635
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(1,568)	(100)	(1,668)
Transfers into Level 3	—	905	905
Transfers out of Level 3	—	—	—
Ending balance December 31, 2014	$6,466	$811	$7,277

Beginning balance January 1, 2013	$7,701	$—	$7,701
Total gains or losses (realized/unrealized):
Included in earnings	(140)	—	(140)
Included in other comprehensive income	566	—	566
Purchases	2,200	—	2,200
Issuances	—	—	—
Sales	(2,000)	—	(2,000)
Settlements	—	—	—
Maturities	(2,829)	—	(2,829)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2013	$5,498	$—	$5,498
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2014 or 2013. No transfers between Level 1 and 2 occurred during 2014 or 2013. One transfer between Level 2 and 3 occurred during 2014 and no transfers between Level 2 and 3 occurred during 2013. A foreign government debt security was transferred from Level 2 to Level 3 during 2014 due to the Company's periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 3 as the unobservable inputs were deemed to be significant to the overall fair value measurement.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2014
Investment securities available-for-sale
Direct placement municipal securities	$6,466	Discounted cash flows	Credit spread assumption	0.99% - 2.08%

Foreign government	$811	Discounted cash flows	Market yield assumption	0.25% - 1.31%

December 31, 2013
Investment securities available-for-sale
Direct placement municipal securities	$5,498	Discounted cash flows	Credit spread assumption	0.90% - 1.52%

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
Discounts vary depending on the nature of the assets and the source of value. Aircraft are generally valued using quarterly trade publications adjusted for engine time, condition, maintenance programs, discounted by 10%. Likewise, autos are valued using current auction values, discounted by 10%; medium and heavy duty trucks are valued using trade publications and auction values, discounted by 15%. Construction equipment is generally valued using trade publications and auction values, discounted by 20%. Real estate is valued based on appraisals or evaluations, discounted by 20% at a minimum with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market. Commercial loans subject to borrowing base certificates are generally discounted by 20% for receivables and 40-75% for inventory with higher discounts when monthly borrowing base certificates are not required or received.
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2014 and 2013, respectively: impaired loans - $4.49 million and $0.00 million; partnership investments - $0.29 million and $(0.42) million; MSRs - $0.00 million and $0.00 million; repossessions - $0.73 million and $0.02 million, and other real estate - $0.17 million and $0.34 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2014
Impaired loans - collateral based	$—	$—	$1,007	$1,007
Accrued income and other assets (partnership investments)	—	—	1,343	1,343
Accrued income and other assets (mortgage servicing rights)	—	—	4,733	4,733
Accrued income and other assets (repossessions)	—	—	5,156	5,156
Accrued income and other assets (other real estate)	—	—	1,735	1,735
Total	$—	$—	$13,974	$13,974

December 31, 2013
Impaired loans - collateral based	$—	$—	$670	$670
Accrued income and other assets (partnership investments)	—	—	2,156	2,156
Accrued income and other assets (mortgage servicing rights)	—	—	4,844	4,844
Accrued income and other assets (repossessions)	—	—	4,262	4,262
Accrued income and other assets (other real estate)	—	—	5,490	5,490
Total	$—	$—	$17,422	$17,422
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2014
Impaired loans	$1,007	$1,007	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 25%

Mortgage servicing rights	4,733	6,979	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 16.3%
				Discount rate	9.5% - 13.0%

Repossessions	5,156	5,307	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	1,735	1,953	Appraisals	Discount for lack of marketability	5% - 38%

December 31, 2013
Impaired loans	$670	$670	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,844	8,127	Discounted cash flows	Constant prepayment rate (CPR)	9.9% - 11.9%
				Discount rate	10.0% - 13.0%

Repossessions	4,262	4,435	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%

Other real estate	5,490	6,606	Appraisals	Discount for lack of marketability	0% - 48%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and due from banks	$64,834	$64,834	$64,834	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,356	1,356	1,356	—	—
Investment securities, available-for-sale	791,118	791,118	26,984	756,857	7,277
Other investments and trading account securities	21,006	21,006	21,006	—	—
Mortgages held for sale	13,604	13,604	—	13,604	—
Loans and leases, net of reserve for loan and lease losses	3,603,506	3,626,682	—	—	3,626,682
Cash surrender value of life insurance policies	60,371	60,371	60,371	—	—
Mortgage servicing rights	4,733	6,979	—	—	6,979
Interest rate swaps	9,125	9,125	—	9,125	—
Liabilities:
Deposits	$3,802,860	$3,803,958	$2,824,935	$979,023	$—
Short-term borrowings	245,822	245,822	123,337	122,485	—
Long-term debt and mandatorily redeemable securities	56,232	56,044	—	56,044	—
Subordinated notes	58,764	59,427	—	59,427	—
Interest rate swaps	9,302	9,302	—	9,302	—
Off-balance-sheet instruments *	—	305	—	305	—

December 31, 2013
Assets:
Cash and due from banks	$77,568	$77,568	$77,568	$—	$—
Federal funds sold and interest bearing deposits with other banks	2,484	2,484	2,484	—	—
Investment securities, available-for-sale	832,700	832,700	27,199	800,003	5,498
Other investments and trading account securities	22,592	22,592	22,592	—	—
Mortgages held for sale	6,079	6,079	—	6,079	—
Loans and leases, net of reserve for loan and lease losses	3,465,819	3,491,718	—	—	3,491,718
Cash surrender value of life insurance policies	58,558	58,558	58,558	—	—
Mortgage servicing rights	4,844	8,127	—	—	8,127
Interest rate swaps	9,894	9,894	—	9,894	—
Liabilities:
Deposits	$3,653,650	$3,657,586	$2,722,804	$934,782	$—
Short-term borrowings	314,131	314,131	184,304	129,827	—
Long-term debt and mandatorily redeemable securities	58,335	56,896	—	56,896	—
Subordinated notes	58,764	62,602	—	62,602	—
Interest rate swaps	10,087	10,087	—	10,087	—
Off-balance-sheet instruments *	—	177	—	177	—

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

Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$51,725	$54,348
Short-term investments with bank subsidiary	500	500
Investment securities, available-for-sale (amortized cost of $1,218 at December 31, 2014 and 2013)	6,240	5,636
Other investments	1,470	1,470
Trading account securities	205	192
Investments in:
Bank subsidiaries	639,035	607,695
Non-bank subsidiaries	1,165	2,374
Other assets	6,356	5,475
Total assets	$706,696	$677,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$12,168	$12,351
Other liabilities	3,641	5,373
Long-term debt and mandatorily redeemable securities	17,650	15,824
Subordinated notes	58,764	58,764
Total liabilities	92,223	92,312
Shareholders’ equity	614,473	585,378
Total liabilities and shareholders’ equity	$706,696	$677,690
STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands)	2014	2013	2012
Income:
Dividends from bank subsidiary	$33,810	$30,429	$58,739
Rental income from subsidiaries	2,314	2,165	1,873
Other	408	418	499
Investment securities and other investment (losses) gains	(370)	626	273
Total income	36,162	33,638	61,384
Expenses:
Interest on subordinated notes	4,220	4,220	6,484
Interest on long-term debt and mandatorily redeemable securities	1,475	999	1,108
Interest on commercial paper and other short-term borrowings	36	23	17
Rent expense	1,713	1,698	1,635
Other	2,553	639	354
Total expenses	9,997	7,579	9,598
Income before income tax benefit and equity in undistributed (distributed in excess of) income of subsidiaries	26,165	26,059	51,786
Income tax benefit	2,722	1,650	2,274
Income before equity in undistributed (distributed in excess of) income of subsidiaries	28,887	27,709	54,060
Equity in (distributed in excess of) undistributed income of subsidiaries:
Bank subsidiaries	28,891	26,995	(4,690)
Non-bank subsidiaries	291	254	263
Net income	$58,069	$54,958	$49,633

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2014	2013	2012
Operating activities:
Net income	$58,069	$54,958	$49,633
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(29,182)	(27,249)	4,427
Depreciation of premises and equipment	21	30	39
Realized/unrealized investment securities and other investment losses (gains)	370	(626)	(273)
Change in trading account securities	(13)	(46)	(14)
Other	(1,759)	1,714	3,600
Net change in operating activities	27,506	28,781	57,412
Investing activities:
Proceeds from sales and maturities of investment securities	—	9	500
Purchases of other investments	—	—	(1,470)
Net change in premises and equipment	—	—	(6)
Return of capital from subsidiaries	1,500	1	—
Net change in investing activities	1,500	10	(976)
Financing activities:
Net change in commercial paper	(183)	7,692	(3,342)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,356	1,331	2,627
Payments on subordinated notes	—	—	(30,928)
Payments on long-term debt and mandatorily redeemable securities	(569)	(397)	(317)
Net proceeds from issuance of treasury stock	1,752	3,655	3,935
Acquisition of treasury stock	(16,342)	(2,273)	(3,701)
Cash dividends paid on common stock	(17,643)	(17,054)	(16,522)
Net change in financing activities	(31,629)	(7,046)	(48,248)
Net change in cash and cash equivalents	(2,623)	21,745	8,188
Cash and cash equivalents, beginning of year	54,348	32,603	24,415
Cash and cash equivalents, end of year	$51,725	$54,348	$32,603

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.  Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2014, 1st Source’s internal control over financial reporting is effective based on those criteria.
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
Item 9B.  Other Information.
None

Part III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2015 Proxy Statement is incorporated herein by reference.
Item 11.  Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2015 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2015 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2014.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 stock option plan	—	$—	2,000,000
1997 employee stock purchase plan	11,765	26.84	122,538
1982 executive incentive plan	—	—	112,194	(1)(2)
1982 restricted stock award plan	—	—	45,393	(1)
1998 performance compensation plan	—	—	89,677	(1)(2)
Total plans approved by shareholders	11,765	$26.84	2,369,802
Equity compensation plans not approved by shareholders
Director retainer stock plan	—	—	82,248
Total equity compensation plans	11,765	$26.84	2,452,050

(1)	Amount is to be awarded by grants administered by the Executive Compensation Committee of the 1st Source Board of Directors.

(2)	Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2015 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2015 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended October 23, 2014, filed as exhibit to Form 8-K, dated October 29, 2014, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

10(a)(1)
Employment Agreement of Christopher J. Murphy III, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, amended February 6, 2014, filed as exhibit to Form 8-K, dated March 12, 2014, and incorporated herein by reference.

10(a)(2)
Employment Agreement of Andrea G. Short dated January 1, 2013, filed as exhibit to Form 10-K, dated December 31, 2012, amended February 6, 2014, filed as exhibit to Form 8-K, dated March 12, 2014, and incorporated herein by reference.

10(a)(3)
Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, amended February 6, 2014, filed as exhibit to Form 8-K, dated March 12, 2014, and incorporated herein by reference.

10(a)(4)
Employment Agreement of Steven J. Wessell, dated June 1, 2011, filed as exhibit to Form 10-Q, dated March 31, 2012, amended February 6, 2014, filed as exhibit to Form 8-K, dated March 12, 2014, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended February 3, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended January 17, 2003, filed as exhibit to Form 10-K, dated December 31, 2003, and incorporated herein by reference.

10(e)	1st Source Corporation 1998 Performance Compensation Plan, amended January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(f)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated December 31, 2005, and incorporated herein by reference.

10 (g)	1st Source Corporation 2011 Stock Option Plan, dated January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10 (h)	1st Source Corporation Director Retainer Stock Plan, amended July 24, 2014, filed as exhibit to Form 10-Q, dated September 30, 2014, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Leasing, Inc.	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(c) Financial Statement Schedules — None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
1st SOURCE CORPORATION

By	/s/ CHRISTOPHER J. MURPHY III

Christopher J. Murphy III, Chairman of the Board
and Chief Executive Officer
Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board	February 20, 2015
Christopher J. Murphy III	and Chief Executive Officer

/s/ JAMES R. SEITZ	President	February 20, 2015
James R. Seitz

/s/ WELLINGTON D. JONES III	Vice Chairman of the Board	February 20, 2015
Wellington D. Jones III	and Director

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 20, 2015
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 20, 2015
John B. Griffith	and General Counsel

/s/ ALLISON N. EGIDI	Director	February 20, 2015
Allison N. Egidi

/s/ DANIEL B. FITZPATRICK	Director	February 20, 2015
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 20, 2015
Tracy D. Graham

/s/ CRAIG A. KAPSON	Director	February 20, 2015
Craig A. Kapson

/s/ NAJEEB A. KHAN	Director	February 20, 2015
Najeeb A. Khan

/s/ VINOD M. KHILNANI	Director	February 20, 2015
Vinod M. Khilnani

/s/ REX MARTIN	Director	February 20, 2015
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 20, 2015
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 20, 2015
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 20, 2015
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 20, 2015
Mark D. Schwabero