Form 10-Q
period 2015-03-31
1ST SOURCE CORP
filed 2015-04-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of common stock outstanding as of April 17, 2015 — 23,853,087 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$58,196	$64,834
Federal funds sold and interest bearing deposits with other banks	11,068	1,356
Investment securities available-for-sale (amortized cost of $778,597 and $776,057 at March 31, 2015 and December 31, 2014, respectively)	796,604	791,118
Other investments	20,561	20,801
Trading account securities	208	205
Mortgages held for sale	22,820	13,604
Loans and leases, net of unearned discount:
Commercial and agricultural	712,293	710,758
Auto and light truck	402,389	397,902
Medium and heavy duty truck	240,187	247,153
Aircraft financing	696,943	727,665
Construction equipment financing	439,530	399,940
Commercial real estate	615,555	616,587
Residential real estate	443,375	445,759
Consumer	150,860	142,810
Total loans and leases	3,701,132	3,688,574
Reserve for loan and lease losses	(85,098)	(85,068)
Net loans and leases	3,616,034	3,603,506
Equipment owned under operating leases, net	82,640	74,143
Net premises and equipment	49,701	50,328
Goodwill and intangible assets	85,158	85,371
Accrued income and other assets	119,394	124,692
Total assets	$4,862,384	$4,829,958

LIABILITIES
Deposits:
Noninterest bearing	$835,403	$796,241
Interest bearing	3,035,057	3,006,619
Total deposits	3,870,460	3,802,860
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	123,075	138,843
Other short-term borrowings	77,071	106,979
Total short-term borrowings	200,146	245,822
Long-term debt and mandatorily redeemable securities	57,515	56,232
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	50,994	51,807
Total liabilities	4,237,879	4,215,485

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 25,641,887 at March 31, 2015 and December 31, 2014	346,535	346,535
Retained earnings	311,207	302,242
Cost of common stock in treasury (1,788,805 shares at March 31, 2015 and 1,779,442 shares at December 31, 2014)	(44,484)	(43,711)
Accumulated other comprehensive income	11,247	9,407
Total shareholders’ equity	624,505	614,473
Total liabilities and shareholders’ equity	$4,862,384	$4,829,958
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans and leases	$39,604	$38,914
Investment securities, taxable	3,004	3,345
Investment securities, tax-exempt	769	819
Other	255	277
Total interest income	43,632	43,355

Interest expense:
Deposits	2,559	2,971
Short-term borrowings	103	136
Subordinated notes	1,055	1,055
Long-term debt and mandatorily redeemable securities	479	575
Total interest expense	4,196	4,737

Net interest income	39,436	38,618
Provision for loan and lease losses	357	804
Net interest income after provision for loan and lease losses	39,079	37,814

Noninterest income:
Trust fees	4,557	4,476
Service charges on deposit accounts	2,197	2,066
Debit card income	2,399	2,232
Mortgage banking income	1,251	1,334
Insurance commissions	1,305	1,563
Equipment rental income	5,079	4,082
Gains on investment securities available-for-sale	—	963
Other income	2,963	2,682
Total noninterest income	19,751	19,398

Noninterest expense:
Salaries and employee benefits	20,925	19,482
Net occupancy expense	2,461	2,437
Furniture and equipment expense	4,336	4,237
Depreciation - leased equipment	4,088	3,249
Professional fees	870	1,128
Supplies and communication	1,406	1,392
FDIC and other insurance	849	864
Business development and marketing expense	1,049	1,684
Loan and lease collection and repossession expense	363	(494)
Other expense	1,714	1,994
Total noninterest expense	38,061	35,973

Income before income taxes	20,769	21,239
Income tax expense	7,258	7,607

Net income	$13,511	$13,632

Per common share:
Basic net income per common share	$0.56	$0.55
Diluted net income per common share	$0.56	$0.55
Dividends	$0.18	$0.17
Basic weighted average common shares outstanding	23,871,157	24,317,446
Diluted weighted average common shares outstanding	23,871,157	24,317,446
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$13,511	$13,632

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	2,946	4,016
Reclassification adjustment for realized (gains) losses included in net income	—	(963)
Income tax effect	(1,106)	(1,146)
Other comprehensive income (loss), net of tax	1,840	1,907

Comprehensive income	$15,351	$15,539
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2014	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	13,632	—	—	13,632
Other comprehensive income	—	—	—	—	1,907	1,907
Issuance of 61,978 common shares under stock based compensation awards, including related tax effects	—	—	(243)	1,480	—	1,237
Cost of 48,607 shares of common stock acquired for treasury	—	—	—	(1,401)	—	(1,401)
Common stock dividend ($0.17 per share)	—	—	(4,167)	—	—	(4,167)
Balance at March 31, 2014	$—	$346,535	$270,848	$(29,285)	$8,488	$596,586

Balance at January 1, 2015	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	13,511	—	—	13,511
Other comprehensive income	—	—	—	—	1,840	1,840
Issuance of 85,783 common shares under stock based compensation awards, including related tax effects	—	—	(221)	2,191	—	1,970
Cost of 95,146 shares of common stock acquired for treasury	—	—	—	(2,964)	—	(2,964)
Common stock dividend ($0.18 per share)	—	—	(4,325)	—	—	(4,325)
Balance at March 31, 2015	$—	$346,535	$311,207	$(44,484)	$11,247	$624,505
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$13,511	$13,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	357	804
Depreciation of premises and equipment	1,148	1,189
Depreciation of equipment owned and leased to others	4,088	3,249
Amortization of investment securities premiums and accretion of discounts, net	1,111	1,044
Amortization of mortgage servicing rights	393	286
Deferred income taxes	(139)	(905)
Gains on investment securities available-for-sale	—	(963)
Originations of loans held for sale, net of principal collected	(34,517)	(22,470)
Proceeds from the sales of loans held for sale	26,347	18,373
Net gain on sale of loans held for sale	(1,046)	(785)
Net gain on sale of other real estate and repossessions	(564)	(760)
Change in trading account securities	(3)	—
Change in interest receivable	(224)	(714)
Change in interest payable	(250)	100
Change in other assets	167	(812)
Change in other liabilities	5,120	905
Other	230	1,271
Net change in operating activities	15,729	13,444
Investing activities:
Proceeds from sales of investment securities	—	1,236
Proceeds from maturities of investment securities	19,807	64,251
Purchases of investment securities	(23,458)	(69,412)
Net change in other investments	240	—
Loans sold or participated to others	1,373	689
Net change in loans and leases	(19,203)	(33,676)
Net change in equipment owned under operating leases	(12,585)	(750)
Purchases of premises and equipment	(520)	(421)
Proceeds from sales of other real estate and repossessions	5,654	5,005
Net change in investing activities	(28,692)	(33,078)
Financing activities:
Net change in demand deposits and savings accounts	37,774	(6,167)
Net change in time deposits	29,826	60,940
Net change in short-term borrowings	(45,676)	(16,484)
Proceeds from issuance of long-term debt	—	5,647
Payments on long-term debt	(459)	(6,096)
Net proceeds from issuance of treasury stock	1,970	1,237
Acquisition of treasury stock	(2,964)	(1,401)
Cash dividends paid on common stock	(4,434)	(4,267)
Net change in financing activities	16,037	33,409

Net change in cash and cash equivalents	3,074	13,775

Cash and cash equivalents, beginning of year	66,190	80,052

Cash and cash equivalents, end of period	$69,264	$93,827
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$4,945	$5,444
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	500	—
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2014 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
Note 2.       Recent Accounting Pronouncements
Consolidations: In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of ASU 2015-02 on its accounting and disclosures.
Troubled Debt Restructurings by Creditors: In August 2014, the FASB issued ASU No. 2014-14 “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Early adoption is permitted. The Company adopted ASU 2014-14 on January 1, 2015 and it did not have an impact on its accounting and disclosures.
Share Based Payments: In June 2014, the FASB issued ASU No. 2014-12 “Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that ASU 2014-12 will not have an impact on its accounting and disclosures.
Repurchase to Maturity Transactions, Repurchase Financings and Disclosures: In June 2014, the FASB issued ASU No. 2014-11 “Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company adopted ASU 2014-11 on January 1, 2015 and it did not have an impact on its accounting and disclosures.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is not permitted. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure: In January 2014, the FASB issued ASU No. 2014-04 “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs and requires interim and annual disclosures of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective either on a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted ASU 2014-04 on January 1, 2015 and it did not have a material impact on its disclosures.
Accounting for Investments in Qualified Affordable Housing Projects: In January 2014, the FASB issued ASU No. 2014-01 “Investments - Equity method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 allows investors to use the proportional amortization method to account for investments in limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits if certain conditions are met. ASU 2014-01 is effective retrospectively for interim and annual periods in fiscal years that begin after December 15, 2014. Early adoption is permitted. The Company adopted ASU 2014-01 on January 1, 2015 and it did not have a material impact on its accounting and disclosures for affordable housing projects.
Note 3.       Investment Securities
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. Treasury and Federal agencies securities	$386,301	$4,457	$(402)	$390,356
U.S. States and political subdivisions securities	118,503	3,659	(99)	122,063
Mortgage-backed securities — Federal agencies	239,476	5,623	(491)	244,608
Corporate debt securities	31,624	422	(20)	32,026
Foreign government and other securities	800	8	—	808
Total debt securities	776,704	14,169	(1,012)	789,861
Marketable equity securities	1,893	4,852	(2)	6,743
Total investment securities available-for-sale	$778,597	$19,021	$(1,014)	$796,604

December 31, 2014
U.S. Treasury and Federal agencies securities	$371,878	$3,593	$(1,968)	$373,503
U.S. States and political subdivisions securities	121,510	3,392	(214)	124,688
Mortgage-backed securities — Federal agencies	248,299	5,490	(781)	253,008
Corporate debt securities	31,677	281	(26)	31,932
Foreign government and other securities	800	11	—	811
Total debt securities	774,164	12,767	(2,989)	783,942
Marketable equity securities	1,893	5,285	(2)	7,176
Total investment securities available-for-sale	$776,057	$18,052	$(2,991)	$791,118

At March 31, 2015 and December 31, 2014, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in securities available-for-sale at March 31, 2015. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$88,873	$89,575
Due after one year through five years	420,722	427,387
Due after five years through ten years	27,633	28,291
Due after ten years	—	—
Mortgage-backed securities	239,476	244,608
Total debt securities available-for-sale	$776,704	$789,861
The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis. The gross gains for the three months ended March 31, 2014 reflect the sale of marketable equity securities.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Gross realized gains	$—	$963
Gross realized losses	—	—
Net realized gains (losses)	$—	$963

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. Treasury and Federal agencies securities	$—	$—	$104,605	$(402)	$104,605	$(402)
U.S. States and political subdivisions securities	9,010	(72)	2,083	(27)	11,093	(99)
Mortgage-backed securities - Federal agencies	11,841	(50)	22,971	(441)	34,812	(491)
Corporate debt securities	—	—	980	(20)	980	(20)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	20,851	(122)	130,639	(890)	151,490	(1,012)
Marketable equity securities	—	—	3	(2)	3	(2)
Total investment securities available-for-sale	$20,851	$(122)	$130,642	$(892)	$151,493	$(1,014)

December 31, 2014
U.S. Treasury and Federal agencies securities	$54,944	$(148)	$115,195	$(1,820)	$170,139	$(1,968)
U.S. States and political subdivisions securities	16,805	(112)	8,333	(102)	25,138	(214)
Mortgage-backed securities - Federal agencies	21,754	(62)	32,781	(719)	54,535	(781)
Corporate debt securities	3,072	(26)	—	—	3,072	(26)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	96,575	(348)	156,309	(2,641)	252,884	(2,989)
Marketable equity securities	—	—	3	(2)	3	(2)
Total investment securities available-for-sale	$96,575	$(348)	$156,312	$(2,643)	$252,887	$(2,991)

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

There were no OTTI write-downs in 2015 or 2014.
At March 31, 2015, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
At March 31, 2015 and December 31, 2014, investment securities with carrying values of $230.65 million and $231.50 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2015
Commercial and agricultural	$696,045	$16,248	$712,293
Auto and light truck	382,295	20,094	402,389
Medium and heavy duty truck	237,164	3,023	240,187
Aircraft financing	670,440	26,503	696,943
Construction equipment financing	432,926	6,604	439,530
Commercial real estate	593,959	21,596	615,555
Total	$3,012,829	$94,068	$3,106,897

December 31, 2014
Commercial and agricultural	$683,169	$27,589	$710,758
Auto and light truck	380,425	17,477	397,902
Medium and heavy duty truck	243,798	3,355	247,153
Aircraft financing	691,018	36,647	727,665
Construction equipment financing	393,965	5,975	399,940
Commercial real estate	592,787	23,800	616,587
Total	$2,985,162	$114,843	$3,100,005

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2015
Residential real estate	$441,080	$2,295	$443,375
Consumer	150,531	329	150,860
Total	$591,611	$2,624	$594,235

December 31, 2014
Residential real estate	$442,918	$2,841	$445,759
Consumer	142,476	334	142,810
Total	$585,394	$3,175	$588,569

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2015
Commercial and agricultural	$705,062	$440	$—	$—	$705,502	$6,791	$712,293
Auto and light truck	402,165	194	9	—	402,368	21	402,389
Medium and heavy duty truck	240,150	—	—	—	240,150	37	240,187
Aircraft financing	678,045	8,350	3,116	—	689,511	7,432	696,943
Construction equipment financing	438,792	—	—	—	438,792	738	439,530
Commercial real estate	611,649	—	—	—	611,649	3,906	615,555
Residential real estate	439,694	1,088	298	102	441,182	2,193	443,375
Consumer	149,605	839	87	88	150,619	241	150,860
Total	$3,665,162	$10,911	$3,510	$190	$3,679,773	$21,359	$3,701,132

December 31, 2014
Commercial and agricultural	$696,351	$—	$123	$—	$696,474	$14,284	$710,758
Auto and light truck	397,815	48	1	—	397,864	38	397,902
Medium and heavy duty truck	247,097	—	—	—	247,097	56	247,153
Aircraft financing	699,054	541	15,597	—	715,192	12,473	727,665
Construction equipment financing	396,821	999	1,369	—	399,189	751	399,940
Commercial real estate	611,780	—	—	—	611,780	4,807	616,587
Residential real estate	441,508	1,099	311	873	443,791	1,968	445,759
Consumer	141,577	676	223	109	142,585	225	142,810
Total	$3,632,003	$3,363	$17,624	$982	$3,653,972	$34,602	$3,688,574

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
March 31, 2015
With no related reserve recorded:
Commercial and agricultural	$6,096	$6,095	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	4,919	4,919	—
Construction equipment financing	734	734	—
Commercial real estate	10,771	10,771	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	22,520	22,519	—
With a reserve recorded:
Commercial and agricultural	598	598	13
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,460	2,460	501
Construction equipment financing	—	—	—
Commercial real estate	775	775	67
Residential real estate	371	374	154
Consumer	—	—	—
Total with a reserve recorded	4,204	4,207	735
Total impaired loans	$26,724	$26,726	$735

December 31, 2014
With no related reserve recorded:
Commercial and agricultural	$14,468	$14,467	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	12,740	12,741	—
Construction equipment financing	746	746	—
Commercial real estate	11,707	11,707	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	39,661	39,661	—
With a reserve recorded:
Commercial and agricultural	74	74	5
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	798	798	80
Residential real estate	373	376	156
Consumer	—	—	—
Total with a reserve recorded	1,245	1,248	241
Total impaired loans	$40,906	$40,909	$241

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended March 31,
	2015		2014
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$9,808	$10	$11,255	$16
Auto and light truck	—	—	1,627	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	9,144	6	6,976	9
Construction equipment financing	739	—	949	—
Commercial real estate	11,904	142	13,666	147
Residential real estate	373	4	378	4
Consumer	—	—	—	—
Total	$31,968	$162	$34,851	$176

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during the three months ended March 31, 2015 and 2014, segregated by class, as well as the recorded investment as of March 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2015 and 2014 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

Three Months Ended March 31,
	2015		2014
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	—	$—	—	$—
Auto and light truck	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	1	596
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total performing TDR modifications	—	$—	1	$596

Nonperforming TDRs:
Commercial and agricultural	—	$—	—	$—
Auto and light truck	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	—	—	—	—
Construction equipment financing	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total nonperforming TDR modifications	—	$—	—	$—
Total TDR modifications	—	$—	1	$596

There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2015 and 2014. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Performing TDRs	$8,426	$9,118
Nonperforming TDRs	6,939	14,507
Total TDRs	$15,365	$23,625

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2015 and 2014.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer	Total
March 31, 2015
Reserve for loan and lease losses
Balance, beginning of period	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Charge-offs	943	22	—	49	—	—	40	147	1,201
Recoveries	478	60	3	44	122	97	2	68	874
Net charge-offs (recoveries)	465	(38)	(3)	5	(122)	(97)	38	79	327
Provision (recovery of provision)	325	429	(139)	(928)	610	(181)	51	190	357
Balance, end of period	$11,620	$10,793	$4,364	$31,301	$7,740	$13,186	$4,115	$1,979	$85,098

Ending balance, individually evaluated for impairment	$13	$—	$—	$501	$—	$67	$154	$—	$735
Ending balance, collectively evaluated for impairment	11,607	10,793	4,364	30,800	7,740	13,119	3,961	1,979	84,363
Total reserve for loan and lease losses	$11,620	$10,793	$4,364	$31,301	$7,740	$13,186	$4,115	$1,979	$85,098

Recorded investment in loans
Ending balance, individually evaluated for impairment	$6,694	$—	$—	$7,379	$734	$11,546	$371	$—	$26,724
Ending balance, collectively evaluated for impairment	705,599	402,389	240,187	689,564	438,796	604,009	443,004	150,860	3,674,408
Total recorded investment in loans	$712,293	$402,389	$240,187	$696,943	$439,530	$615,555	$443,375	$150,860	$3,701,132

March 31, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	15	11	—	—	2	1	16	258	303
Recoveries	379	234	37	57	166	39	5	87	1,004
Net charge-offs (recoveries)	(364)	(223)	(37)	(57)	(164)	(38)	11	171	(701)
Provision (recovery of provision)	(60)	(224)	162	415	178	165	(20)	188	804
Balance, end of period	$11,819	$9,656	$4,411	$34,509	$6,314	$12,609	$4,062	$1,630	$85,010

Ending balance, individually evaluated for impairment	$—	$—	$—	$57	$9	$—	$160	$—	$226
Ending balance, collectively evaluated for impairment	11,819	9,656	4,411	34,452	6,305	12,609	3,902	1,630	84,784
Total reserve for loan and lease losses	$11,819	$9,656	$4,411	$34,509	$6,314	$12,609	$4,062	$1,630	$85,010

Recorded investment in loans
Ending balance, individually evaluated for impairment	$11,146	$266	$—	$4,147	$1,129	$12,789	$377	$—	$29,854
Ending balance, collectively evaluated for impairment	687,100	388,399	237,906	726,656	351,667	575,840	455,301	124,845	3,547,714
Total recorded investment in loans	$698,246	$388,665	$237,906	$730,803	$352,796	$588,629	$455,678	$124,845	$3,577,568

Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $813.40 million and $825.17 million at March 31, 2015 and December 31, 2014, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$4,733	$4,844
Additions	250	201
Amortization	(393)	(286)
Sales	—	—
Carrying value before valuation allowance at end of period	4,590	4,759
Valuation allowance:
Balance at beginning of period	—	—
Impairment (charges) recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,590	$4,759
Fair value of mortgage servicing rights at end of period	$6,654	$7,868

At March 31, 2015 and 2014, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.06 million and $3.11 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.72 million and $0.79 million for the three months ended March 31, 2015 and 2014, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
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
The Bank issues standby letters of credit which are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit totaled $27.90 million and $26.94 million at March 31, 2015 and December 31, 2014, respectively. Standby letters of credit generally have terms ranging from six months to one year.
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2015
Interest rate swap contracts	$455,148	Other assets	$10,146	Other liabilities	$10,343
Loan commitments	17,648	Mortgages held for sale	141	N/A	—
Forward contracts - mortgage loan	34,050	N/A	—	Mortgages held for sale	168
Total	$506,846		$10,287		$10,511

December 31, 2014
Interest rate swap contracts	$459,508	Other assets	$9,125	Other liabilities	$9,302
Loan commitments	11,109	Mortgages held for sale	2	N/A	—
Forward contracts - mortgage loan	19,800	N/A	—	Mortgages held for sale	142
Total	$490,417		$9,127		$9,444
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2015	2014
Interest rate swap contracts	Other expense	$(19)	$6
Interest rate swap contracts	Other income	76	92
Loan commitments	Mortgage banking income	139	110
Forward contracts - mortgage loan	Mortgage banking income	(26)	(120)
Forward contracts - foreign exchange	Other income	—	(1)
Total		$170	$87

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015
Interest rate swaps	$10,477	$331	$10,146	$—	$—	$10,146

December 31, 2014
Interest rate swaps	$9,492	$367	$9,125	$—	$—	$9,125

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2015
Interest rate swaps	$10,674	$331	$10,343	$—	$9,792	$551
Repurchase agreements	123,075	—	123,075	123,075	—	—
Total	$133,749	$331	$133,418	$123,075	$9,792	$551

December 31, 2014
Interest rate swaps	$9,669	$367	$9,302	$—	$9,018	$284
Repurchase agreements	128,343	—	128,343	128,343	—	—
Total	$138,012	$367	$137,645	$128,343	$9,018	$284

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.
Note 9.       Earnings Per Share
Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2015 and 2014.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2015	2014
Distributed earnings allocated to common stock	$4,296	$4,135
Undistributed earnings allocated to common stock	9,063	9,311
Net earnings allocated to common stock	13,359	13,446
Net earnings allocated to participating securities	152	186
Net income allocated to common stock and participating securities	$13,511	$13,632

Weighted average shares outstanding for basic earnings per common share	23,871,157	24,317,446
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	23,871,157	24,317,446

Basic earnings per common share	$0.56	$0.55
Diluted earnings per common share	$0.56	$0.55

Note 10.     Stock Based Compensation
As of March 31, 2015, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2014. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2015.

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
The stock-based compensation expense recognized in the Statements of Income for the three months ended March 31, 2015 and 2014 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and 2014 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2015 and 2014. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2015, there was $7.08 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.40 years.
Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2015	2014
Realized gains included in net income	$—	$963	Gains on investment securities available-for-sale
	—	963	Income before income taxes
Tax effect	—	(361)	Income tax expense
Net of tax	$—	$602	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.06 million at March 31, 2015 and there were no unrecognized tax benefits that would affect the effective tax rate at December 31, 2014. Interest and penalties were recognized through the income tax provision. For the three months ended March 31, 2015, the Company recognized no interest or penalties. For the three months ended March 31, 2014, the Company recognized approximately $0.02 million in interest, net of tax effect, and penalties. There were no accrued interest and penalties at March 31, 2015 and December 31, 2014, respectively.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At March 31, 2015 and December 31, 2014, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2015
Mortgages held for sale reported at fair value	$22,820	$22,520	$300	(1)

December 31, 2014
Mortgages held for sale reported at fair value	$13,604	$13,526	$78	(1)

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

•
State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems. Since some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. Local direct placement municipal securities, with very little market activity, are priced using an appropriate market yield curve, which includes a credit spread assumption.

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,978	$370,378	$—	$390,356
U.S. States and political subdivisions securities	—	116,431	5,632	122,063
Mortgage-backed securities — Federal agencies	—	244,608	—	244,608
Corporate debt securities	—	32,026	—	32,026
Foreign government and other securities	—	—	808	808
Total debt securities	19,978	763,443	6,440	789,861
Marketable equity securities	6,743	—	—	6,743
Total investment securities available-for-sale	26,721	763,443	6,440	796,604
Trading account securities	208	—	—	208
Mortgages held for sale	—	22,820	—	22,820
Accrued income and other assets (interest rate swap agreements)	—	10,146	—	10,146
Total	$26,929	$796,409	$6,440	$829,778

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,343	$—	$10,343
Total	$—	$10,343	$—	$10,343

December 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,808	$353,695	$—	$373,503
U.S. States and political subdivisions securities	—	118,222	6,466	124,688
Mortgage-backed securities — Federal agencies	—	253,008	—	253,008
Corporate debt securities	—	31,932	—	31,932
Foreign government and other securities	—	—	811	811
Total debt securities	19,808	756,857	7,277	783,942
Marketable equity securities	7,176	—	—	7,176
Total investment securities available-for-sale	26,984	756,857	7,277	791,118
Trading account securities	205	—	—	205
Mortgages held for sale	—	13,604	—	13,604
Accrued income and other assets (interest rate swap agreements)	—	9,125	—	9,125
Total	$27,189	$779,586	$7,277	$814,052

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$9,302	$—	$9,302
Total	$—	$9,302	$—	$9,302

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2015 and 2014.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2015	$6,466	$811	$7,277
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(7)	(3)	(10)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(827)	—	(827)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2015	$5,632	$808	$6,440

Beginning balance January 1, 2014	$5,498	$—	$5,498
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	16	—	16
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(805)	—	(805)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2014	$4,709	$—	$4,709

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2015 or 2014. No transfers between levels occurred during the three months ended March 31, 2015 or 2014.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2015
Investment securities available-for sale
Direct placement municipal securities	$5,632	Discounted cash flows	Credit spread assumption	0.80% - 2.03%

Foreign government	$808	Discounted cash flows	Market yield assumption	0.16% - 1.43%

December 31, 2014
Investment securities available-for sale
Direct placement municipal securities	$6,466	Discounted cash flows	Credit spread assumption	0.99% - 2.08%

Foreign government	$811	Discounted cash flows	Market yield assumption	0.25% - 1.31%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2015: impaired loans $0.00 million; partnership investments - $(0.03) million; mortgage servicing rights $0.00 million; repossessions $0.62 million, and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2015
Impaired loans - collateral based	$—	$—	$3,471	$3,471
Accrued income and other assets (partnership investments)	—	—	1,010	1,010
Accrued income and other assets (mortgage servicing rights)	—	—	4,590	4,590
Accrued income and other assets (repossessions)	—	—	4,607	4,607
Accrued income and other assets (other real estate)	—	—	1,518	1,518
Total	$—	$—	$15,196	$15,196

December 31, 2014
Impaired loans - collateral based	$—	$—	$1,007	$1,007
Accrued income and other assets (partnership investments)	—	—	1,343	1,343
Accrued income and other assets (mortgage servicing rights)	—	—	4,733	4,733
Accrued income and other assets (repossessions)	—	—	5,156	5,156
Accrued income and other assets (other real estate)	—	—	1,735	1,735
Total	$—	$—	$13,974	$13,974
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2015
Impaired loans	$3,471	$3,471	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 25%

Mortgage servicing rights	4,590	6,654	Discounted cash flows	Constant prepayment rate (CPR)	11.3% -20.2%
				Discount rate	9.5% - 13.0%

Repossessions	4,607	4,760	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	1,518	1,695	Appraisals	Discount for lack of marketability	4% - 38%

December 31, 2014
Impaired loans	$1,007	$1,007	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 25%

Mortgage servicing rights	4,733	6,979	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 16.3%
				Discount rate	9.5% - 13.0%

Repossessions	5,156	5,307	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	1,735	1,953	Appraisals	Discount for lack of marketability	5% - 38%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Cash and due from banks	$58,196	$58,196	$58,196	$—	$—
Federal funds sold and interest bearing deposits with other banks	11,068	11,068	11,068	—	—
Investment securities, available-for-sale	796,604	796,604	26,721	763,443	6,440
Other investments and trading account securities	20,769	20,769	20,769	—	—
Mortgages held for sale	22,820	22,820	—	22,820	—
Loans and leases, net of reserve for loan and lease losses	3,616,034	3,640,449	—	—	3,640,449
Cash surrender value of life insurance policies	60,860	60,860	60,860	—	—
Mortgage servicing rights	4,590	6,654	—	—	6,654
Interest rate swaps	10,146	10,146	—	10,146	—
Liabilities:
Deposits	$3,870,460	$3,873,395	$2,862,708	$1,010,687	$—
Short-term borrowings	200,146	200,146	125,950	74,196	—
Long-term debt and mandatorily redeemable securities	57,515	57,587	—	57,587	—
Subordinated notes	58,764	62,768	—	62,768	—
Interest rate swaps	10,343	10,343	—	10,343	—
Off-balance-sheet instruments *	—	294	—	294	—

December 31, 2014
Assets:
Cash and due from banks	$64,834	$64,834	$64,834	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,356	1,356	1,356	—	—
Investment securities, available-for-sale	791,118	791,118	26,984	756,857	7,277
Other investments and trading account securities	21,006	21,006	21,006	—	—
Mortgages held for sale	13,604	13,604	—	13,604	—
Loans and leases, net of reserve for loan and lease losses	3,603,506	3,626,682	—	—	3,626,682
Cash surrender value of life insurance policies	60,371	60,371	60,371	—	—
Mortgage servicing rights	4,733	6,979	—	—	6,979
Interest rate swaps	9,125	9,125	—	9,125	—
Liabilities:
Deposits	$3,802,860	$3,803,958	$2,824,935	$979,023	$—
Short-term borrowings	245,822	245,822	123,337	122,485	—
Long-term debt and mandatorily redeemable securities	56,232	56,044	—	56,044	—
Subordinated notes	58,764	59,427	—	59,427	—
Interest rate swaps	9,302	9,302	—	9,302	—
Off-balance-sheet instruments *	—	305	—	305	—

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2015, as compared to December 31, 2014, and the results of operations for the three months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2014 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2014, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at March 31, 2015 were $4.86 billion, an increase of $32.43 million from December 31, 2014. Total loans and leases were $3.70 billion, an increase of $12.56 million from December 31, 2014. Total investment securities, available for sale were $796.60 million which represented an increase of $5.49 million and total deposits were $3.87 billion, an increase of $67.60 million or 1.78% over the comparable figures at the end of 2014. Short-term borrowings were $200.15 million, a decrease of $45.68 million or 18.58% from December 31, 2014.
Nonperforming assets at March 31, 2015 were $27.71 million, a decrease of $14.77 million or 34.77% from the $42.48 million reported at December 31, 2014. At March 31, 2015 and December 31, 2014, nonperforming assets were 0.73% and 1.13%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Accrued income and other assets:
Bank owned life insurance cash surrender value	$60,860	$60,371
Accrued interest receivable	13,364	13,140
Mortgage servicing rights	4,590	4,733
Other real estate	892	1,109
Former bank premises held for sale	626	626
Repossessions	4,607	5,156
All other assets	34,455	39,557
Total accrued income and other assets	$119,394	$124,692

CAPITAL
As of March 31, 2015, total shareholders’ equity was $624.51 million, up $10.03 million or 1.63% from the $614.47 million at December 31, 2014. In addition to net income of $13.51 million, other significant changes in shareholders’ equity during the first three months of 2015 included $2.96 million of common stock acquired for treasury and $4.33 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $11.25 million at March 31, 2015, compared to $9.41 million at December 31, 2014. The increase in accumulated other comprehensive income/(loss) during 2015 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.84% as of March 31, 2015, compared to 12.72% at December 31, 2014. Book value per common share rose to $26.18 at March 31, 2015, from $25.75 at December 31, 2014.
We declared and paid dividends per common share of $0.18 during the first quarter of 2015. The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 30.13%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2015, are presented in the table below.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$645,368	15.80%	$326,851	8.00%	$408,564	10.00%
1st Source Bank	611,490	15.03	325,499	8.00	406,874	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	591,666	14.48	245,139	6.00	326,851	8.00
1st Source Bank	560,065	13.77	244,124	6.00	325,499	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	534,666	13.09	183,854	4.50	265,567	6.50
1st Source Bank	560,065	13.77	183,093	4.50	264,468	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	591,666	12.50	189,288	4.00	236,610	5.00
1st Source Bank	560,065	11.86	188,970	4.00	236,213	5.00
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2015, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of March 31, 2015, we had $98.43 million outstanding in FHLB advances and could borrow an additional $109.48 million. We also had $360.39 million available to borrow from the FRB with no amounts outstanding as of March 31, 2015.
Our loan to asset ratio was 76.12% at March 31, 2015 compared to 76.37% at December 31, 2014 and 74.95% at March 31, 2014. Cash and cash equivalents totaled $69.26 million at March 31, 2015 compared to $66.19 million at December 31, 2014 and $93.83 million at March 31, 2014. At March 31, 2015, the Statement of Financial Condition was rate sensitive by $572.47 million more assets than liabilities scheduled to reprice within one year, or approximately 1.32%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $506 million.

RESULTS OF OPERATIONS
Net income for the three month period ended March 31, 2015 was $13.51 million, compared to $13.63 million for the same period in 2014. Diluted net income per common share was $0.56 for the three month period ended March 31, 2015, compared to $0.55 for the same period in 2014. Return on average common shareholders’ equity was 8.79% for the three months ended March 31, 2015, compared to 9.30% in 2014. The return on total average assets was 1.14% for the three months ended March 31, 2015, compared to 1.18% in 2014.
The decrease in net income for the three months ended March 31, 2015, compared to the first three months of 2014, was the result of an increase in noninterest expense offset by an increase in net interest income and noninterest income along with a decrease in provision for loan and lease losses and income tax expense. Details of the changes in the various components of net income are discussed further below.
NET INTEREST INCOME
The taxable equivalent net interest income for the three months ended March 31, 2015 was $39.85 million, an increase of 1.96% over the same period in 2014. The net interest margin on a fully taxable equivalent basis was 3.58% for the three months ended March 31, 2015, compared to 3.59% for the three months ended March 31, 2014.
During the three month period ended March 31, 2015, average earning assets increased $97.08 million or 2.20% over the comparable period in 2014. Average interest-bearing liabilities increased $23.67 million or 0.71% for the three month period ended March 31, 2015 over the comparable period one year ago. The yield on average earning assets decreased 7 basis points to 3.96% for the first quarter of 2015 from 4.03% for the first quarter of 2014. The rate earned on assets decreased due to the reduction in loan and investment yields in the current interest rate environment. Total cost of average interest-bearing liabilities decreased 7 basis points to 0.51% for the first quarter of 2015 from 0.58% for the first quarter 2014. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 1 basis point for the three month period ended March 31, 2015 from March 31, 2014.
The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was a reduction in yields on net loans and leases of 9 basis points. Average net loans and leases increased $130.86 million or 3.69% for the first quarter of 2015 from the first quarter of 2014. Total average investment securities decreased $43.04 million or 5.18% for the first quarter over one year ago. Average mortgages held for sale increased $7.43 million or 133.18% for the three month period ended March 31, 2015, over the comparable period a year ago. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $1.82 million or 5.36% for the three month period ended March 31, 2015, over the comparable period a year ago.
Average interest-bearing deposits increased $73.42 million or 2.48% for the first quarter of 2015 over the same period in 2014. The effective rate paid on average interest-bearing deposits decreased 7 basis points to 0.34% for the first quarter 2015 compared to 0.41% for the first quarter 2014. The decline in the average cost of interest-bearing deposits during the first quarter of 2015 as compared to the first quarter of 2014 was primarily the result of the continued change in deposit mix.
Average short-term borrowings decreased $47.97 million or 17.90% for the first quarter of 2015 compared to the same period in 2014. Interest paid on short-term borrowings decreased 2 basis points for the first quarter of 2015. The decrease in short-term borrowings during the first quarter of 2015 as compared to the first quarter of 2014 was primarily the result of decreased borrowings with the Federal Home Loan Bank (FHLB). Average long-term debt and mandatorily redeemable securities decreased $1.79 million or 3.06% during the first quarter of 2015 as compared to the first quarter of 2014. Interest paid on long-term debt and mandatorily redeemable securities decreased 56 basis points for the first quarter compared to the first quarter of 2014 due to lower rates on mandatorily redeemable securities and lower effective rates on FHLB borrowings.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities:
Taxable	$665,577	$3,004	1.83%	$706,115	$3,345	1.92%
Tax exempt	122,984	1,134	3.74%	125,483	1,213	3.92%
Mortgages held for sale	13,007	126	3.93%	5,578	70	5.09%
Net loans and leases	3,674,082	39,531	4.36%	3,543,219	38,919	4.45%
Other investments	35,817	255	2.89%	33,995	277	3.30%

Total earning assets	4,511,467	44,050	3.96%	4,414,390	43,824	4.03%

Cash and due from banks	61,544			58,069
Reserve for loan and lease losses	(85,791)			(84,268)
Other assets	333,233			309,976

Total assets	$4,820,453			$4,698,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,029,179	$2,559	0.34%	$2,955,755	$2,971	0.41%
Short-term borrowings	219,950	103	0.19%	267,919	136	0.21%
Subordinated notes	58,764	1,055	7.28%	58,764	1,055	7.28%
Long-term debt and mandatorily redeemable securities	56,730	479	3.42%	58,519	575	3.98%

Total interest bearing liabilities	3,364,623	4,196	0.51%	3,340,957	4,737	0.58%

Noninterest-bearing deposits	787,776			714,200
Other liabilities	44,657			48,323
Shareholders’ equity	623,397			594,687

Total liabilities and shareholders’ equity	$4,820,453			$4,698,167

Net interest income		$39,854			$39,087

Net interest margin on a tax equivalent basis			3.58%			3.59%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three month period ended March 31, 2015 was $0.36 million compared to a provision for loan and lease losses in the three month period ended March 31, 2014 of $0.80 million. Net charge-offs of $0.33 million were recorded for the first quarter 2015, compared to net recoveries of $0.70 million for the same quarter a year ago.
Weaknesses oversees could negatively impact the U.S. recovery, as could geopolitical events. Current concerns include the weak EU economies and deflationary pressures, the recessionary pressures in Japan and Brazil and the resultant decline in the value of the Brazilian Real, the continued slowdown in China, and the geopolitical threats to the Russian economy as a result of the crisis in the Ukraine as well as the economic decline due to Russia's significant dependence on oil. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe that there is a risk from these global economic factors of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the first quarter of 2015.

Another area of concern continues to be our aircraft portfolio where we have collateral concentration and a sizable foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen some evidence that depressed private jet markets have stabilized. As the U.S. economy slowly improves, the industry is likely to benefit and we should see a decrease in the fleet of unsold pre-owned aircraft which will result in further strengthening of values. Nevertheless, we remain concerned about the prolonged low prices for several models. We also have foreign exposure in this portfolio, particularly in Brazil and Mexico. The recession in Brazil and the currency fluctuations are having a negative impact on our client's cost of paying dollar denominated debts and, as a result throughout 2014 and into 2015, we have experienced higher delinquency in the portfolio and we continue to experience higher default rates in this portfolio than in our other lending segments. We assessed our ratios, which were established based on the higher and more volatile loss histories and pronounced exposure to global risks, and believe our reserve ratios remain appropriate.
On March 31, 2015, 30 day and over loan and lease delinquencies were 0.40% compared to 0.37% on March 31, 2014. The increase in delinquencies occurred primarily in the residential real estate portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.30% as compared to 2.38% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2015 and 2014 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of March 31, 2015 and December 31, 2014 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Loans and leases past due 90 days or more	$190	$981	$307
Nonaccrual loans and leases	21,359	34,602	24,680
Other real estate	892	1,109	2,091
Former bank premises held for sale	626	626	801
Repossessions	4,607	5,156	7,998
Equipment owned under operating leases	36	6	—
Total nonperforming assets	$27,710	$42,480	$35,877

Nonperforming assets as a percentage of total loans and leases were 0.73% at March 31, 2015, 1.13% at December 31, 2014, and 0.98% at March 31, 2014. Nonperforming assets totaled $27.71 million at March 31, 2015, a decrease of 34.77% from the $42.48 million reported at December 31, 2014, and a 22.76% decrease from the $35.88 million reported at March 31, 2014. The decrease in nonperforming assets during the first three months of 2015 was primarily related to a decrease in nonaccrual loans and leases and the sale of repossessions as the economy slowly improves.
The decrease in nonaccrual loans and leases at March 31, 2015 from December 31, 2014 occurred primarily in the commercial and agricultural, aircraft and commercial real estate portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2015 and December 31, 2014 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. Other real estate decreased over the past year due to current sales of existing properties outpacing current foreclosures.
Repossessions consisted mainly of aircraft financing. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial and agricultural	$—	$—	$—
Auto and light truck	40	25	93
Medium and heavy duty truck	—	—	—
Aircraft financing	4,543	5,123	7,892
Construction equipment financing	—	32	—
Commercial real estate	465	292	1,145
Residential real estate	141	530	659
Consumer	310	263	300
Total	$5,499	$6,265	$10,089

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $213.88 million and $224.51 million as of March 31, 2015 and December 31, 2014, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $92.59 million and $107.92 million as of March 31, 2015, respectively, compared to $105.39 million and $100.76 million as of December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014 there was not a significant concentration in any other country.
NONINTEREST INCOME
Noninterest income for the three month period ended March 31, 2015 and 2014 was $19.75 million and $19.40 million, respectively. The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Noninterest income:
Trust fees	$4,557	$4,476
Service charges on deposit accounts	2,197	2,066
Debit card income	2,399	2,232
Mortgage banking income	1,251	1,334
Insurance commissions	1,305	1,563
Equipment rental income	5,079	4,082
Gains on investment securities available-for-sale	—	963
Other income	2,963	2,682
Total noninterest income	$19,751	$19,398

Noninterest income increased $0.35 million or 1.81% for the three months ended March 31, 2015 as compared to the same period in 2014. Mortgage banking income decreased slightly during the first quarter of 2015 compared to the same period in 2014.
Trust fees increased slightly during the first quarter of 2015 compared to the same period in 2014. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2015 and December 31, 2014 was $3.97 billion and $3.95 billion, respectively.
Service charges on deposit accounts increased $0.13 million or 6.34% for the three months ended March 31, 2015 over the comparable period one year ago. The increase in service charges on deposit accounts reflects an increase in statement fees over the same period a year ago due to a change in the fee structure.
Debit card income increased $0.17 million or 7.48% during the first quarter of 2015 compared to the same period in 2014. The increase in debit card income was the result of an increased volume of debit card transactions in 2015.
Insurance commissions decreased $0.26 million or 16.51% for the three months ended March 31, 2015 over the comparable period one year ago. The decrease in insurance commissions was primarily due to a reduction in contingency commissions received during the first quarter of 2015 compared to the same period a year ago.

Equipment rental income increased $1.00 million or 24.42% for the three months ended March 31, 2015 over the comparable period one year ago. The increase was the result of the average equipment rental portfolio increasing 24.30% over the same period a year ago due to improving market conditions for equipment finance.
There were no gains on investment securities available-for-sale during the first quarter of 2015 compared to a gain of $0.96 million during the first quarter of 2014 due to the sale of marketable equity securities.
Other income increased $0.28 million or 10.48% for the three months ended March 31, 2015 over the same period a year ago. The increase was the result of gains on partnership investments in 2015 offset by a one-time valuation adjustment in 2014 which was not present in 2015.
NONINTEREST EXPENSE
Noninterest expense for the three month period ended March 31, 2015 and 2014 was $38.06 million and $35.97 million, respectively. The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Noninterest expense:
Salaries and employee benefits	$20,925	$19,482
Net occupancy expense	2,461	2,437
Furniture and equipment expense	4,336	4,237
Depreciation - leased equipment	4,088	3,249
Professional fees	870	1,128
Supplies and communication	1,406	1,392
FDIC and other insurance	849	864
Business development and marketing expense	1,049	1,684
Loan and lease collection and repossession expense	363	(494)
Other expense	1,714	1,994
Total noninterest expense	$38,061	$35,973

Noninterest expense increased $2.09 million or 5.80% for the first quarter 2015 as compared to the same period in 2014. Net occupancy expense, supplies and communication expense and furniture and equipment expense increased slightly during the first quarter of 2015 compared to the same period a year ago. FDIC and other insurance expense decreased slightly during the first three months of 2015 compared to the same period a year ago.
Salaries and employee benefits increased $1.44 million or 7.41% for the three months ended March 31, 2015 compared to the same period in 2014. The increase for the first quarter 2015 was due to higher base salary, executive incentives and group insurance costs. Higher base salary expense was primarily due to more full-time equivalent employees as a result of opening three new banking centers in 2014 and increases from annual performance raises.
During the first quarter of 2015, depreciation on leased equipment increased $0.84 million or 25.82% in conjunction with the increase in equipment rental income as compared to the same period one year ago.
Professional fees decreased $0.26 million or 22.87% during the first quarter of 2015, as compared to the same period a year ago. The lower professional fees in 2015 was primarily the result of reduced utilization of consulting services.
Business development and marketing expense declined $0.64 million or 37.71% for the three months ended March 31, 2015 versus the three months ended March 31, 2014. The decrease during the first quarter of 2015 was mainly due to lower charitable contributions.
Loan and lease collection and repossession expense increased $0.86 million or 173.48% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to lower gains on the sale of other real estate owned and repossessions and increased valuation adjustments offset by lower collection and repossession expenses.
Other expenses decreased $0.28 million or 14.04% in the three month period ended March 31, 2015 as compared to the same period in 2014. The decrease during the first quarter related to lower operating costs on a closed bank property and lower provision on unfunded loan commitments offset by reduced gains on the sale of off lease equipment.

INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2015 was $7.26 million compared to $7.61 million for the same period in 2014. The effective tax rates were 34.95% and 35.82% for the first quarter ended March 31, 2015 and 2014, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2014. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.      Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2014. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2015	—	$—	—	1,981,452
February 01 - 28, 2015	42,276	31.28	42,276	1,939,176
March 01 - 31, 2015	52,870	31.04	52,870	1,886,306

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 113,694 shares.

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

1st Source Corporation

DATE	April 23, 2015	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	April 23, 2015	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer