Form 10-Q
period 2015-06-30
1ST SOURCE CORP
filed 2015-07-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of common stock outstanding as of July 17, 2015 — 26,199,344 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$66,302	$64,834
Federal funds sold and interest bearing deposits with other banks	11,396	1,356
Investment securities available-for-sale (amortized cost of $773,195 and $776,057 at June 30, 2015 and December 31, 2014, respectively)	786,471	791,118
Other investments	20,743	20,801
Trading account securities	211	205
Mortgages held for sale	14,782	13,604
Loans and leases, net of unearned discount:
Commercial and agricultural	719,972	710,758
Auto and light truck	446,731	397,902
Medium and heavy duty truck	250,045	247,153
Aircraft financing	751,665	727,665
Construction equipment financing	445,479	399,940
Commercial real estate	641,205	616,587
Residential real estate	454,730	445,759
Consumer	142,872	142,810
Total loans and leases	3,852,699	3,688,574
Reserve for loan and lease losses	(86,588)	(85,068)
Net loans and leases	3,766,111	3,603,506
Equipment owned under operating leases, net	93,875	74,143
Net premises and equipment	50,931	50,328
Goodwill and intangible assets	84,967	85,371
Accrued income and other assets	118,234	124,692
Total assets	$5,014,023	$4,829,958

LIABILITIES
Deposits:
Noninterest bearing	$857,079	$796,241
Interest bearing	3,105,506	3,006,619
Total deposits	3,962,585	3,802,860
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	122,658	138,843
Other short-term borrowings	139,529	106,979
Total short-term borrowings	262,187	245,822
Long-term debt and mandatorily redeemable securities	57,488	56,232
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	41,368	51,807
Total liabilities	4,382,392	4,215,485

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,206,076 at June 30, 2015 and December 31, 2014*	436,538	346,535
Retained earnings*	232,507	302,242
Cost of common stock in treasury (2,009,732 shares at June 30, 2015 and 1,957,386 shares at December 31, 2014)*	(45,706)	(43,711)
Accumulated other comprehensive income	8,292	9,407
Total shareholders’ equity	631,631	614,473
Total liabilities and shareholders’ equity	$5,014,023	$4,829,958
*Share data and June 30, 2015 common stock and retained earnings gives retrospective recognition to a 10% stock dividend declared on July 22, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans and leases	$42,583	$40,401	$82,187	$79,316
Investment securities, taxable	2,648	3,401	5,652	6,746
Investment securities, tax-exempt	754	816	1,523	1,635
Other	229	232	484	509
Total interest income	46,214	44,850	89,846	88,206

Interest expense:
Deposits	2,838	2,994	5,397	5,965
Short-term borrowings	131	169	234	306
Subordinated notes	1,055	1,055	2,110	2,110
Long-term debt and mandatorily redeemable securities	525	470	1,004	1,045
Total interest expense	4,549	4,688	8,745	9,426

Net interest income	41,665	40,162	81,101	78,780
Provision for loan and lease losses	811	2,543	1,168	3,347
Net interest income after provision for loan and lease losses	40,854	37,619	79,933	75,433

Noninterest income:
Trust fees	5,247	4,955	9,804	9,431
Service charges on deposit accounts	2,367	2,207	4,564	4,273
Debit card income	2,628	2,463	5,027	4,695
Mortgage banking income	1,239	1,181	2,490	2,515
Insurance commissions	1,382	1,288	2,687	2,851
Equipment rental income	5,342	4,098	10,421	8,180
Gains on investment securities available-for-sale	4	—	4	963
Other income	3,322	3,029	6,285	5,711
Total noninterest income	21,531	19,221	41,282	38,619

Noninterest expense:
Salaries and employee benefits	20,794	18,827	41,719	38,309
Net occupancy expense	2,345	2,235	4,806	4,672
Furniture and equipment expense	4,531	4,413	8,867	8,650
Depreciation - leased equipment	4,396	3,290	8,484	6,539
Professional fees	1,108	1,062	1,978	2,190
Supplies and communication	1,409	1,337	2,815	2,729
FDIC and other insurance	847	850	1,696	1,714
Business development and marketing expense	1,214	899	2,263	2,583
Loan and lease collection and repossession expense	(294)	(17)	69	(512)
Other expense	1,891	1,528	3,605	3,522
Total noninterest expense	38,241	34,424	76,302	70,396

Income before income taxes	24,144	22,416	44,913	43,656
Income tax expense	8,514	7,922	15,772	15,530

Net income	$15,630	$14,494	$29,141	$28,126

Per common share*:
Basic net income per common share	$0.59	$0.54	$1.10	$1.04
Diluted net income per common share	$0.59	$0.54	$1.10	$1.04
Dividends	$0.164	$0.164	$0.327	$0.318
Basic weighted average common shares outstanding*	26,212,999	26,485,789	26,235,511	26,616,762
Diluted weighted average common shares outstanding*	26,212,999	26,485,789	26,235,511	26,616,762
*The computation of per common share data and shares outstanding gives retrospective recognition to a 10% stock dividend declared on July 22, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$15,630	$14,494	$29,141	$28,126

Other comprehensive income (loss):
Change in unrealized (depreciation) appreciation of available-for-sale securities	(4,727)	2,759	(1,781)	6,775
Reclassification adjustment for realized (gains) losses included in net income	(4)	—	(4)	(963)
Income tax effect	1,776	(1,036)	670	(2,182)
Other comprehensive (loss) income, net of tax	(2,955)	1,723	(1,115)	3,630

Comprehensive income	$12,675	$16,217	$28,026	$31,756
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2014	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	28,126	—	—	28,126
Other comprehensive income	—	—	—	—	3,630	3,630
Issuance of 71,749 common shares under stock based compensation awards, including related tax effects	—	—	(276)	1,716	—	1,440
Cost of 524,858 shares of common stock acquired for treasury	—	—	—	(15,797)	—	(15,797)
Common stock dividend ($0.318 per share)*	—	—	(8,559)	—	—	(8,559)
Balance at June 30, 2014	$—	$346,535	$280,917	$(43,445)	$10,211	$594,218

Balance at January 1, 2015	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	29,141	—	—	29,141
Other comprehensive loss	—	—	—	—	(1,115)	(1,115)
Issuance of 102,257 common shares under stock based compensation awards, including related tax effects	—	—	(237)	2,683	—	2,446
Cost of 149,844 shares of common stock acquired for treasury	—	—	—	(4,678)	—	(4,678)
Common stock dividend ($0.327 per share)*	—	—	(8,636)	—	—	(8,636)
10% common stock dividend	—	90,003	(90,003)	—	—	—
Balance at June 30, 2015	$—	$436,538	$232,507	$(45,706)	$8,292	$631,631
*Per share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$29,141	$28,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,168	3,347
Depreciation of premises and equipment	2,302	2,370
Depreciation of equipment owned and leased to others	8,484	6,539
Stock-based compensation	2,079	1,836
Amortization of investment securities premiums and accretion of discounts, net	2,597	2,093
Amortization of mortgage servicing rights	778	596
Deferred income taxes	(2,159)	(3,335)
Gains on investment securities available-for-sale	(4)	(963)
Originations of loans held for sale, net of principal collected	(66,312)	(57,503)
Proceeds from the sales of loans held for sale	67,143	46,154
Net gain on sale of loans held for sale	(2,009)	(1,606)
Net gain on sale of other real estate and repossessions	(772)	(1,510)
Change in trading account securities	(6)	(6)
Change in interest receivable	117	(479)
Change in interest payable	289	(19)
Change in other assets	987	(206)
Change in other liabilities	(1,032)	(4,505)
Other	690	1,898
Net change in operating activities	43,481	22,827
Investing activities:
Proceeds from sales of investment securities	1,299	1,236
Proceeds from maturities of investment securities	47,314	106,541
Purchases of investment securities	(48,344)	(85,452)
Net change in other investments	58	(1,197)
Loans sold or participated to others	1,962	7,805
Net change in loans and leases	(171,601)	(186,436)
Net change in equipment owned under operating leases	(28,216)	(8,922)
Purchases of premises and equipment	(2,934)	(1,587)
Proceeds from sales of other real estate and repossessions	6,536	9,395
Net change in investing activities	(193,926)	(158,617)
Financing activities:
Net change in demand deposits and savings accounts	104,266	70,848
Net change in time deposits	55,459	91,237
Net change in short-term borrowings	16,365	35,871
Proceeds from issuance of long-term debt	—	5,791
Payments on long-term debt	(743)	(6,261)
Stock issued under stock purchase plans	149	197
Acquisition of treasury stock	(4,678)	(15,797)
Cash dividends paid on common stock	(8,865)	(8,770)
Net change in financing activities	161,953	173,116

Net change in cash and cash equivalents	11,508	37,326
Cash and cash equivalents, beginning of year	66,190	80,052
Cash and cash equivalents, end of period	$77,698	$117,378
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$5,866	$6,344
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	500	—
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
Note 2.       Recent Accounting Pronouncements
Short Duration Contracts: In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-09 “Financial Services - Insurance (Topic 944) - Disclosures about Short Duration Contracts.” ASU 2015-09 includes amendments that require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses as well as significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require a roll-forward of the liability for unpaid claims and claim adjustment expenses on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption is permitted. The Company is assessing the impact of ASU 2015-09 on its disclosures.
Consolidations: In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of ASU 2015-02 on its accounting and disclosures.
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
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.
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

Note 3.       Investment Securities
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. Treasury and Federal agencies securities	$383,369	$3,443	$(898)	$385,914
U.S. States and political subdivisions securities	121,353	2,629	(274)	123,708
Mortgage-backed securities — Federal agencies	232,454	4,369	(1,573)	235,250
Corporate debt securities	33,326	271	(20)	33,577
Foreign government and other securities	800	7	—	807
Total debt securities	771,302	10,719	(2,765)	779,256
Marketable equity securities	1,893	5,408	(86)	7,215
Total investment securities available-for-sale	$773,195	$16,127	$(2,851)	$786,471

December 31, 2014
U.S. Treasury and Federal agencies securities	$371,878	$3,593	$(1,968)	$373,503
U.S. States and political subdivisions securities	121,510	3,392	(214)	124,688
Mortgage-backed securities — Federal agencies	248,299	5,490	(781)	253,008
Corporate debt securities	31,677	281	(26)	31,932
Foreign government and other securities	800	11	—	811
Total debt securities	774,164	12,767	(2,989)	783,942
Marketable equity securities	1,893	5,285	(2)	7,176
Total investment securities available-for-sale	$776,057	$18,052	$(2,991)	$791,118

At June 30, 2015 and December 31, 2014, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in securities available-for-sale at June 30, 2015. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$83,048	$83,639
Due after one year through five years	429,898	434,308
Due after five years through ten years	25,902	26,059
Due after ten years	—	—
Mortgage-backed securities	232,454	235,250
Total debt securities available-for-sale	$771,302	$779,256
The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis. The gross gains for the six months ended June 30, 2014 reflect the sale of marketable equity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross realized gains	$4	$—	$4	$963
Gross realized losses	—	—	—	—
Net realized gains (losses)	$4	$—	$4	$963

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. Treasury and Federal agencies securities	$24,563	$(72)	$104,158	$(826)	$128,721	$(898)
U.S. States and political subdivisions securities	31,585	(241)	2,068	(33)	33,653	(274)
Mortgage-backed securities - Federal agencies	62,521	(639)	18,952	(934)	81,473	(1,573)
Corporate debt securities	3,833	(19)	999	(1)	4,832	(20)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	122,502	(971)	126,177	(1,794)	248,679	(2,765)
Marketable equity securities	560	(85)	3	(1)	563	(86)
Total investment securities available-for-sale	$123,062	$(1,056)	$126,180	$(1,795)	$249,242	$(2,851)

December 31, 2014
U.S. Treasury and Federal agencies securities	$54,944	$(148)	$115,195	$(1,820)	$170,139	$(1,968)
U.S. States and political subdivisions securities	16,805	(112)	8,333	(102)	25,138	(214)
Mortgage-backed securities - Federal agencies	21,754	(62)	32,781	(719)	54,535	(781)
Corporate debt securities	3,072	(26)	—	—	3,072	(26)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	96,575	(348)	156,309	(2,641)	252,884	(2,989)
Marketable equity securities	—	—	3	(2)	3	(2)
Total investment securities available-for-sale	$96,575	$(348)	$156,312	$(2,643)	$252,887	$(2,991)

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
At June 30, 2015, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
At June 30, 2015 and December 31, 2014, investment securities with carrying values of $227.29 million and $231.50 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2015
Commercial and agricultural	$703,841	$16,131	$719,972
Auto and light truck	426,119	20,612	446,731
Medium and heavy duty truck	247,339	2,706	250,045
Aircraft financing	728,489	23,176	751,665
Construction equipment financing	438,594	6,885	445,479
Commercial real estate	621,689	19,516	641,205
Total	$3,166,071	$89,026	$3,255,097

December 31, 2014
Commercial and agricultural	$683,169	$27,589	$710,758
Auto and light truck	380,425	17,477	397,902
Medium and heavy duty truck	243,798	3,355	247,153
Aircraft financing	691,018	36,647	727,665
Construction equipment financing	393,965	5,975	399,940
Commercial real estate	592,787	23,800	616,587
Total	$2,985,162	$114,843	$3,100,005
For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2015
Residential real estate	$452,182	$2,548	$454,730
Consumer	142,607	265	142,872
Total	$594,789	$2,813	$597,602

December 31, 2014
Residential real estate	$442,918	$2,841	$445,759
Consumer	142,476	334	142,810
Total	$585,394	$3,175	$588,569

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2015
Commercial and agricultural	$717,653	$114	$77	$—	$717,844	$2,128	$719,972
Auto and light truck	446,507	131	80	—	446,718	13	446,731
Medium and heavy duty truck	250,045	—	—	—	250,045	—	250,045
Aircraft financing	736,085	531	7,748	—	744,364	7,301	751,665
Construction equipment financing	444,001	562	184	—	444,747	732	445,479
Commercial real estate	638,832	—	—	—	638,832	2,373	641,205
Residential real estate	451,216	640	326	221	452,403	2,327	454,730
Consumer	141,713	679	215	57	142,664	208	142,872
Total	$3,826,052	$2,657	$8,630	$278	$3,837,617	$15,082	$3,852,699

December 31, 2014
Commercial and agricultural	$696,351	$—	$123	$—	$696,474	$14,284	$710,758
Auto and light truck	397,815	48	1	—	397,864	38	397,902
Medium and heavy duty truck	247,097	—	—	—	247,097	56	247,153
Aircraft financing	699,054	541	15,597	—	715,192	12,473	727,665
Construction equipment financing	396,821	999	1,369	—	399,189	751	399,940
Commercial real estate	611,780	—	—	—	611,780	4,807	616,587
Residential real estate	441,508	1,099	311	873	443,791	1,968	445,759
Consumer	141,577	676	223	109	142,585	225	142,810
Total	$3,632,003	$3,363	$17,624	$982	$3,653,972	$34,602	$3,688,574

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
June 30, 2015
With no related reserve recorded:
Commercial and agricultural	$656	$655	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	4,714	4,714	—
Construction equipment financing	728	728	—
Commercial real estate	9,166	9,166	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	15,264	15,263	—
With a reserve recorded:
Commercial and agricultural	1,382	1,382	112
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,460	2,460	501
Construction equipment financing	—	—	—
Commercial real estate	767	767	38
Residential real estate	369	372	152
Consumer	—	—	—
Total with a reserve recorded	4,978	4,981	803
Total impaired loans	$20,242	$20,244	$803

December 31, 2014
With no related reserve recorded:
Commercial and agricultural	$14,468	$14,467	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	12,740	12,741	—
Construction equipment financing	746	746	—
Commercial real estate	11,707	11,707	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	39,661	39,661	—
With a reserve recorded:
Commercial and agricultural	74	74	5
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	798	798	80
Residential real estate	373	376	156
Consumer	—	—	—
Total with a reserve recorded	1,245	1,248	241
Total impaired loans	$40,906	$40,909	$241

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$2,134	$6	$15,261	$9	$5,971	$16	$13,258	$24
Auto and light truck	—	—	—	—	—	—	814	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	7,269	—	1,573	4	8,207	6	4,274	14
Construction equipment financing	731	—	1,113	—	735	—	1,031	—
Commercial real estate	10,735	142	12,709	147	11,319	284	13,188	294
Residential real estate	371	4	377	4	372	8	377	8
Consumer	—	—	—	—	—	—	—	—
Total	$21,240	$152	$31,033	$164	$26,604	$314	$32,942	$340

There were no loan and lease modifications classified as troubled debt restructurings (TDR) during the three months ended June 30, 2015 and 2014. There were no loan and lease modifications classified as TDR during the six months ended June 30, 2015 and one performing loan modification classified as TDR during the six months ended June 30, 2014. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modification did not result in the contractual forgiveness of principal or interest. There were no modifications during the six months ended June 30, 2015 and 2014 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2015 and 2014. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Performing TDRs	$8,344	$9,118
Nonperforming TDRs	2,227	14,507
Total TDRs	$10,571	$23,625

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
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2015 and 2014.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer	Total
June 30, 2015
Reserve for loan and lease losses
Balance, beginning of period	$11,620	$10,793	$4,364	$31,301	$7,740	$13,186	$4,115	$1,979	$85,098
Charge-offs	22	—	—	—	—	—	25	173	220
Recoveries	86	191	2	398	123	38	5	56	899
Net charge-offs (recoveries)	(64)	(191)	(2)	(398)	(123)	(38)	20	117	(679)
Provision (recovery of provision)	181	461	(33)	1,141	(56)	2	(651)	(234)	811
Balance, end of period	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588

Ending balance, individually evaluated for impairment	$112	$—	$—	$501	$—	$38	$152	$—	$803
Ending balance, collectively evaluated for impairment	11,753	11,445	4,333	32,339	7,807	13,188	3,292	1,628	85,785
Total reserve for loan and lease losses	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,038	$—	$—	$7,174	$728	$9,933	$369	$—	$20,242
Ending balance, collectively evaluated for impairment	717,934	446,731	250,045	744,491	444,751	631,272	454,361	142,872	3,832,457
Total recorded investment in loans	$719,972	$446,731	$250,045	$751,665	$445,479	$641,205	$454,730	$142,872	$3,852,699

June 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,819	$9,656	$4,411	$34,509	$6,314	$12,609	$4,062	$1,630	$85,010
Charge-offs	213	8	—	—	—	—	27	131	379
Recoveries	307	823	99	54	59	116	65	79	1,602
Net charge-offs (recoveries)	(94)	(815)	(99)	(54)	(59)	(116)	(38)	52	(1,223)
Provision (recovery of provision)	4,853	(44)	(229)	(1,476)	(55)	(372)	(166)	32	2,543
Balance, end of period	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Ending balance, individually evaluated for impairment	$4,769	$—	$—	$—	$—	$—	$159	$—	$4,928
Ending balance, collectively evaluated for impairment	11,997	10,427	4,281	33,087	6,318	12,353	3,775	1,610	83,848
Total reserve for loan and lease losses	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Recorded investment in loans
Ending balance, individually evaluated for impairment	$22,533	$—	$—	$1,120	$1,105	$12,699	$376	$—	$37,833
Ending balance, collectively evaluated for impairment	697,693	471,080	243,358	732,074	368,650	589,622	454,469	128,756	3,685,702
Total recorded investment in loans	$720,226	$471,080	$243,358	$733,194	$369,755	$602,321	$454,845	$128,756	$3,723,535

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2015 and 2014.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
June 30, 2015
Reserve for loan and lease losses
Balance, beginning of period	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Charge-offs	965	22	—	49	—	—	65	320	1,421
Recoveries	564	251	5	442	245	135	7	124	1,773
Net charge-offs (recoveries)	401	(229)	(5)	(393)	(245)	(135)	58	196	(352)
Provision (recovery of provision)	506	890	(172)	213	554	(179)	(600)	(44)	1,168
Balance, end of period	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588

Ending balance, individually evaluated for impairment	$112	$—	$—	$501	$—	$38	$152	$—	$803
Ending balance, collectively evaluated for impairment	11,753	11,445	4,333	32,339	7,807	13,188	3,292	1,628	85,785
Total reserve for loan and lease losses	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,038	$—	$—	$7,174	$728	$9,933	$369	$—	$20,242
Ending balance, collectively evaluated for impairment	717,934	446,731	250,045	744,491	444,751	631,272	454,361	142,872	3,832,457
Total recorded investment in loans	$719,972	$446,731	$250,045	$751,665	$445,479	$641,205	$454,730	$142,872	$3,852,699

June 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	228	19	—	—	2	1	43	389	682
Recoveries	686	1,055	136	112	225	155	70	167	2,606
Net charge-offs (recoveries)	(458)	(1,036)	(136)	(112)	(223)	(154)	(27)	222	(1,924)
Provision (recovery of provision)	4,793	(266)	(67)	(1,062)	123	(207)	(186)	219	3,347
Balance, end of period	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Ending balance, individually evaluated for impairment	$4,769	$—	$—	$—	$—	$—	$159	$—	$4,928
Ending balance, collectively evaluated for impairment	11,997	10,427	4,281	33,087	6,318	12,353	3,775	1,610	83,848
Total reserve for loan and lease losses	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776

Recorded investment in loans
Ending balance, individually evaluated for impairment	$22,533	$—	$—	$1,120	$1,105	$12,699	$376	$—	$37,833
Ending balance, collectively evaluated for impairment	697,693	471,080	243,358	732,074	368,650	589,622	454,469	128,756	3,685,702
Total recorded investment in loans	$720,226	$471,080	$243,358	$733,194	$369,755	$602,321	$454,845	$128,756	$3,723,535
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $814.57 million and $825.17 million at June 30, 2015 and December 31, 2014, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$4,590	$4,759	$4,733	$4,844
Additions	456	246	706	447
Amortization	(385)	(310)	(778)	(596)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,661	4,695	4,661	4,695
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment (charges) recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,661	$4,695	$4,661	$4,695
Fair value of mortgage servicing rights at end of period	$7,342	$7,584	$7,342	$7,584

At June 30, 2015 and 2014, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.68 million and $2.89 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.71 million and $0.75 million for the three months ended June 30, 2015 and 2014, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.43 million and $1.54 million for the six months ended June 30, 2015 and 2014, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
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
The Bank issues standby letters of credit which are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit totaled $28.47 million and $26.94 million at June 30, 2015 and December 31, 2014, respectively. Standby letters of credit generally have terms ranging from six months to one year.
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2015
Interest rate swap contracts	$482,862	Other assets	$8,186	Other liabilities	$8,342
Loan commitments	13,776	Mortgages held for sale	89	N/A	—
Forward contracts - mortgage loan	22,050	Mortgages held for sale	204	N/A	—
Total	$518,688		$8,479		$8,342

December 31, 2014
Interest rate swap contracts	$459,508	Other assets	$9,125	Other liabilities	$9,302
Loan commitments	11,109	Mortgages held for sale	2	N/A	—
Forward contracts - mortgage loan	19,800	N/A	—	Mortgages held for sale	142
Total	$490,417		$9,127		$9,444
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2015	2014	2015	2014
Interest rate swap contracts	Other expense	$41	$(7)	$22	$(1)
Interest rate swap contracts	Other income	221	103	297	195
Loan commitments	Mortgage banking income	(52)	(83)	87	27
Forward contracts - mortgage loan	Mortgage banking income	372	(266)	346	(386)
Forward contracts - foreign exchange	Other income	—	(3)	—	(4)
Total		$582	$(256)	$752	$(169)

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015
Interest rate swaps	$8,458	$272	$8,186	$—	$—	$8,186

December 31, 2014
Interest rate swaps	$9,492	$367	$9,125	$—	$—	$9,125

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2015
Interest rate swaps	$8,614	$272	$8,342	$—	$7,994	$348
Repurchase agreements	122,658	—	122,658	122,658	—	—
Total	$131,272	$272	$131,000	$122,658	$7,994	$348

December 31, 2014
Interest rate swaps	$9,669	$367	$9,302	$—	$9,018	$284
Repurchase agreements	128,343	—	128,343	128,343	—	—
Total	$138,012	$367	$137,645	$128,343	$9,018	$284

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2015 and December 31, 2014, repurchase agreements had a remaining contractual maturity of $120.32 million and $107.63 million in overnight and $2.34 million and $20.71 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
Note 9.       Earnings Per Share
Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2015 and 2014.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2015	2014	2015	2014
Distributed earnings allocated to common stock	$4,293	$4,362	$8,589	$8,497
Undistributed earnings allocated to common stock	11,186	9,956	20,249	19,267
Net earnings allocated to common stock	15,479	14,318	28,838	27,764
Net earnings allocated to participating securities	151	176	303	362
Net income allocated to common stock and participating securities	$15,630	$14,494	$29,141	$28,126

Weighted average shares outstanding for basic earnings per common share*	26,212,999	26,485,789	26,235,511	26,616,762
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share*	26,212,999	26,485,789	26,235,511	26,616,762

Basic earnings per common share*	$0.59	$0.54	$1.10	$1.04
Diluted earnings per common share*	$0.59	$0.54	$1.10	$1.04

*Outstanding shares and per common share figures have been adjusted for 10% stock dividend declared July 22, 2015.

Note 10.     Stock Based Compensation
As of June 30, 2015, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2014. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2015.
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
The stock-based compensation expense recognized in the Statements of Income for the three and six months ended June 30, 2015 and 2014 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the six months ended June 30, 2015 and 2014. As of June 30, 2015 and 2014 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2015 and 2014. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2015, there was $6.38 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.30 years.
Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2015	2014	2015	2014
Realized gains included in net income	$4	$—	$4	$963	Gains on investment securities available-for-sale
	4	—	4	963	Income before income taxes
Tax effect	(2)	—	(2)	(361)	Income tax expense
Net of tax	$2	$—	$2	$602	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.15 million at June 30, 2015 and there were no unrecognized tax benefits that would affect the effective tax rate at December 31, 2014. Interest and penalties were recognized through the income tax provision. For the six months ended June 30, 2015, the Company recognized no interest or penalties. For the six months ended June 30, 2014, the Company recognized approximately $0.09 million in interest, net of tax effect, and penalties. There were no accrued interest and penalties at June 30, 2015 and December 31, 2014, respectively.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At June 30, 2015 and December 31, 2014, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2015
Mortgages held for sale reported at fair value	$14,782	$14,455	$327	(1)

December 31, 2014
Mortgages held for sale reported at fair value	$13,604	$13,526	$78	(1)

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,945	$365,969	$—	$385,914
U.S. States and political subdivisions securities	—	118,264	5,444	123,708
Mortgage-backed securities — Federal agencies	—	235,250	—	235,250
Corporate debt securities	—	33,577	—	33,577
Foreign government and other securities	—	—	807	807
Total debt securities	19,945	753,060	6,251	779,256
Marketable equity securities	7,215	—	—	7,215
Total investment securities available-for-sale	27,160	753,060	6,251	786,471
Trading account securities	211	—	—	211
Mortgages held for sale	—	14,782	—	14,782
Accrued income and other assets (interest rate swap agreements)	—	8,186	—	8,186
Total	$27,371	$776,028	$6,251	$809,650

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$8,342	$—	$8,342
Total	$—	$8,342	$—	$8,342

December 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,808	$353,695	$—	$373,503
U.S. States and political subdivisions securities	—	118,222	6,466	124,688
Mortgage-backed securities — Federal agencies	—	253,008	—	253,008
Corporate debt securities	—	31,932	—	31,932
Foreign government and other securities	—	—	811	811
Total debt securities	19,808	756,857	7,277	783,942
Marketable equity securities	7,176	—	—	7,176
Total investment securities available-for-sale	26,984	756,857	7,277	791,118
Trading account securities	205	—	—	205
Mortgages held for sale	—	13,604	—	13,604
Accrued income and other assets (interest rate swap agreements)	—	9,125	—	9,125
Total	$27,189	$779,586	$7,277	$814,052

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$9,302	$—	$9,302
Total	$—	$9,302	$—	$9,302

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2015 and 2014.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance April 1, 2015	$5,632	$808	$6,440
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(38)	(1)	(39)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(150)	—	(150)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2015	$5,444	$807	$6,251

Beginning balance April 1, 2014	$4,709	$—	$4,709
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(10)	—	(10)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	—	—	—
Transfers into Level 3	—	905	905
Transfers out of Level 3	—	—	—
Ending balance June 30, 2014	$4,699	$905	$5,604

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2015 or 2014. No transfers between levels occurred during the three months ended June 30, 2015. One transfer between levels occurred during the three months ended June 30, 2014. A foreign government debt security was transferred from Level 2 to Level 3 as of June 30, 2014 due to the Company's periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 3 as the unobservable inputs were deemed significant to the overall fair value measurement.

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2015
Investment securities available-for sale
Direct placement municipal securities	$5,444	Discounted cash flows	Credit spread assumption	1.46% - 2.34%

Foreign government	$807	Discounted cash flows	Market yield assumption	0.06% - 1.43%

December 31, 2014
Investment securities available-for sale
Direct placement municipal securities	$6,466	Discounted cash flows	Credit spread assumption	0.99% - 2.08%

Foreign government	$811	Discounted cash flows	Market yield assumption	0.25% - 1.31%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2015: impaired loans $0.00 million; partnership investments - $0.00 million; mortgage servicing rights $0.00 million; repossessions $0.00 million, and other real estate - $0.01 million.
The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2015
Impaired loans - collateral based	$—	$—	$4,178	$4,178
Accrued income and other assets (partnership investments)	—	—	1,010	1,010
Accrued income and other assets (mortgage servicing rights)	—	—	4,661	4,661
Accrued income and other assets (repossessions)	—	—	5,433	5,433
Accrued income and other assets (other real estate)	—	—	927	927
Total	$—	$—	$16,209	$16,209

December 31, 2014
Impaired loans - collateral based	$—	$—	$1,007	$1,007
Accrued income and other assets (partnership investments)	—	—	1,343	1,343
Accrued income and other assets (mortgage servicing rights)	—	—	4,733	4,733
Accrued income and other assets (repossessions)	—	—	5,156	5,156
Accrued income and other assets (other real estate)	—	—	1,735	1,735
Total	$—	$—	$13,974	$13,974

The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2015
Impaired loans	$4,178	$4,178	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 100%

Mortgage servicing rights	4,661	7,342	Discounted cash flows	Constant prepayment rate (CPR)	10.5% - 17.1%
				Discount rate	9.8% - 13.3%

Repossessions	5,433	5,583	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	927	1,031	Appraisals	Discount for lack of marketability	7% - 20%

December 31, 2014
Impaired loans	$1,007	$1,007	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 25%

Mortgage servicing rights	4,733	6,979	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 16.3%
				Discount rate	9.5% - 13.0%

Repossessions	5,156	5,307	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	1,735	1,953	Appraisals	Discount for lack of marketability	5% - 38%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Cash and due from banks	$66,302	$66,302	$66,302	$—	$—
Federal funds sold and interest bearing deposits with other banks	11,396	11,396	11,396	—	—
Investment securities, available-for-sale	786,471	786,471	27,160	753,060	6,251
Other investments and trading account securities	20,954	20,954	20,954	—	—
Mortgages held for sale	14,782	14,782	—	14,782	—
Loans and leases, net of reserve for loan and lease losses	3,766,111	3,774,907	—	—	3,774,907
Mortgage servicing rights	4,661	7,342	—	—	7,342
Interest rate swaps	8,186	8,186	—	8,186	—
Liabilities:
Deposits	$3,962,585	$3,963,633	$2,929,200	$1,034,433	$—
Short-term borrowings	262,187	262,187	125,674	136,513	—
Long-term debt and mandatorily redeemable securities	57,488	57,344	—	57,344	—
Subordinated notes	58,764	49,204	—	49,204	—
Interest rate swaps	8,342	8,342	—	8,342	—
Off-balance-sheet instruments *	—	291	—	291	—

December 31, 2014
Assets:
Cash and due from banks	$64,834	$64,834	$64,834	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,356	1,356	1,356	—	—
Investment securities, available-for-sale	791,118	791,118	26,984	756,857	7,277
Other investments and trading account securities	21,006	21,006	21,006	—	—
Mortgages held for sale	13,604	13,604	—	13,604	—
Loans and leases, net of reserve for loan and lease losses	3,603,506	3,626,682	—	—	3,626,682
Mortgage servicing rights	4,733	6,979	—	—	6,979
Interest rate swaps	9,125	9,125	—	9,125	—
Liabilities:
Deposits	$3,802,860	$3,803,958	$2,824,935	$979,023	$—
Short-term borrowings	245,822	245,822	123,337	122,485	—
Long-term debt and mandatorily redeemable securities	56,232	56,044	—	56,044	—
Subordinated notes	58,764	59,427	—	59,427	—
Interest rate swaps	9,302	9,302	—	9,302	—
Off-balance-sheet instruments *	—	305	—	305	—

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
Note 14.     Subsequent Events
On July 22, 2015, the Company declared a 10% stock dividend of 1st Source common stock. All per share computations and number of common shares outstanding have been retroactively adjusted for all periods presented as a result of the stock dividend. Additionally, in accordance with Staff Accounting Bulletin Topic 4.C, the effect of the stock dividend was retroactively applied to the Statements of Financial Condition and the Statements of Shareholders' Equity to increase common stock and decrease retained earnings each by $90.00 million as of June 30, 2015.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2015, as compared to December 31, 2014, and the results of operations for the three and six months ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2014 Annual Report.
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
FINANCIAL CONDITION
Our total assets at June 30, 2015 were $5.01 billion, an increase of $184.07 million or 3.81% from December 31, 2014. Total loans and leases were $3.85 billion, an increase of $164.13 million or 4.45% from December 31, 2014. Total investment securities, available for sale were $786.47 million which represented a decrease of $4.65 million and total deposits were $3.96 billion, an increase of $159.73 million or 4.20% over the comparable figures at the end of 2014. Short-term borrowings were $262.19 million, an increase of $16.37 million or 6.66% from December 31, 2014.
Nonperforming assets at June 30, 2015 were $21.72 million, a decrease of $20.76 million or 48.87% from the $42.48 million reported at December 31, 2014. At June 30, 2015 and December 31, 2014, nonperforming assets were 0.55% and 1.13%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Accrued income and other assets:
Bank owned life insurance cash surrender value	$61,288	$60,371
Accrued interest receivable	13,023	13,140
Mortgage servicing rights	4,661	4,733
Other real estate	301	1,109
Former bank premises held for sale	626	626
Repossessions	5,433	5,156
All other assets	32,902	39,557
Total accrued income and other assets	$118,234	$124,692

CAPITAL
As of June 30, 2015, total shareholders’ equity was $631.63 million, up $17.16 million or 2.79% from the $614.47 million at December 31, 2014. In addition to net income of $29.14 million, other significant changes in shareholders’ equity during the first six months of 2015 included $4.68 million of common stock acquired for treasury and $8.64 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $8.29 million at June 30, 2015, compared to $9.41 million at December 31, 2014. The increase in accumulated other comprehensive income/(loss) during 2015 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.60% as of June 30, 2015, compared to 12.72% at December 31, 2014. Book value per common share rose to $24.11 at June 30, 2015, from $23.41 at December 31, 2014.
We declared and paid dividends per common share of $0.164 during the second quarter of 2015. The trailing four quarters dividend payout ratio, representing dividends per common share divided by diluted earnings per common share, was 29.42%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2015, are presented in the table below.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$658,383	15.36%	$342,850	8.00%	$428,562	10.00%
1st Source Bank	621,693	14.57	341,364	8.00	426,705	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	601,982	14.05	257,137	6.00	342,850	8.00
1st Source Bank	567,840	13.31	256,023	6.00	341,364	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	544,982	12.72	192,853	4.50	278,566	6.50
1st Source Bank	567,840	13.31	192,017	4.50	277,358	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	601,982	12.37	194,601	4.00	243,252	5.00
1st Source Bank	567,840	11.69	194,235	4.00	242,794	5.00
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2015, we had no outstandings and could borrow approximately $225.00 million for a short time from these banks on a collective basis. As of June 30, 2015, we had $163.31 million outstanding in FHLB advances and could borrow an additional $70.00 million. We also had $415.95 million available to borrow from the FRB with no amounts outstanding as of June 30, 2015.
Our loan to asset ratio was 76.84% at June 30, 2015 compared to 76.37% at December 31, 2014 and 75.59% at June 30, 2014. Cash and cash equivalents totaled $77.70 million at June 30, 2015 compared to $66.19 million at December 31, 2014 and $117.38 million at June 30, 2014. At June 30, 2015, the Statement of Financial Condition was rate sensitive by $525.81 million more assets than liabilities scheduled to reprice within one year, or approximately 1.27%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $586 million.

RESULTS OF OPERATIONS
Net income for the three and six month periods ended June 30, 2015 was $15.63 million and $29.14 million, compared to $14.49 million and $28.13 million for the same periods in 2014. Diluted net income per common share was $0.59 and $1.10 for the three and six month periods ended June 30, 2015, compared to $0.54 and $1.04 for the same periods in 2014. Return on average common shareholders’ equity was 9.36% for the six months ended June 30, 2015, compared to 9.50% in 2014. The return on total average assets was 1.20% for the six months ended June 30, 2015, compared to 1.19% in 2014.
The increase in net income for the six months ended June 30, 2015, compared to the first six months of 2014, was the result of an increase in net interest income and noninterest income along with a decrease in provision for loan and lease losses offset by an increase in noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.
NET INTEREST INCOME
The taxable equivalent net interest income for the three months ended June 30, 2015 was $42.07 million, an increase of 3.57% over the same period in 2014. The net interest margin on a fully taxable equivalent basis was 3.64% for the three months ended June 30, 2015, compared to 3.59% for the three months ended June 30, 2014. The taxable equivalent net interest income for the six months ended June 30, 2015 was $81.93 million, an increase of 2.78% over 2014, resulting in a net interest margin of 3.61% compared to a net interest margin of 3.59% for the same period in 2014.
During the three and six month periods ended June 30, 2015, average earning assets increased $95.00 million or 2.09% and $96.03 million or 2.14% respectively, over the comparable periods in 2014. Average interest-bearing liabilities decreased $0.92 million and increased $11.31 million or 0.33% respectively, for the three and six month periods ended June 30, 2015 over the comparable periods one year ago. The yield on average earning assets increased 4 basis points to 4.04% for the second quarter of 2015 from 4.00% for the second quarter of 2014. The yield on average earning assets for the six month period ended June 30, 2015 decreased 1 basis point to 4.00% from 4.01% for the six month period ended June 30, 2014. The rate earned on assets increased during the second quarter of 2015 over the same period in 2014 due to higher net interest recoveries of $1.24 million largely related to one commercial loan relationship. Total cost of average interest-bearing liabilities decreased 1 basis point to 0.53% for the second quarter of 2015 from 0.54% for the second quarter 2014. Total cost of average interest-bearing liabilities decreased 4 basis points to 0.52% for the six months ended June 30, 2015, from 0.56% for the six months ended June 30, 2014. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 5 basis points and 2 basis points for the three and six month periods ended June 30, 2015 from June 30, 2014.
The largest contributor to the decrease in the yield on average earning assets for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was a reduction in yields on net loans and leases of 1 basis point. Average net loans and leases increased $137.96 million or 3.77% for the second quarter of 2015 from the second quarter of 2014 and $134.43 million or 3.73% for the six months ended June 30, 2015 compared to the same period in 2014. Total average investment securities decreased $44.19 million or 5.29% for the second quarter and decreased $43.62 million or 5.23% for the six month period over one year ago. Average mortgages held for sale decreased $0.28 million or 2.07% and increased $3.55 million or 36.70% respectively, for the three and six month periods ended June 30, 2015, over the comparable periods a year ago. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $1.50 million or 5.48% and $1.66 million or 5.41% for the three and six month periods ended June 30, 2015, over the comparable periods a year ago.
Average interest-bearing deposits increased $68.46 million or 2.26% and $70.93 million or 2.37% respectively, for the second quarter of 2015 and the first six months of 2015 over the same periods in 2014. The effective rate paid on average interest-bearing deposits decreased 3 basis points to 0.37% for the second quarter 2015 compared to 0.40% for the second quarter 2014. The effective rate paid on average interest-bearing deposits decreased 4 basis points to 0.36% for the first six months of 2015 compared to 0.40% for the first six months of 2014. The decline in the average cost of interest-bearing deposits during the second quarter of 2015 and the first six months of 2015 as compared to the second quarter and first six months of 2014 was primarily the result of the continued change in deposit mix.
Average short-term borrowings decreased $67.12 million or 21.99% and decreased $57.60 or 20.09% respectively, for the second quarter of 2015 and the first six months of 2015 compared to the same periods in 2014. Interest paid on short-term borrowings did not change for the second quarter and decreased 1 basis point for the first six months of 2015. The decrease in short-term borrowings during the second quarter of 2015 and the first six months of 2015 as compared to the same periods in 2014 was primarily the result of decreased borrowings with the Federal Home Loan Bank (FHLB). Average long-term debt and mandatorily redeemable securities decreased $2.27 million or 3.80% during the second quarter of 2015 as compared to the second quarter of 2014 and decreased $2.03 million or 3.43% during the first six months of 2015 as compared to the first six months of 2014. Interest paid on long-term debt and mandatorily redeemable securities increased 51 basis points for the second quarter and decreased 2 basis points for the first six months of 2015 compared to the second quarter and first six months of 2014. The increase during the second quarter of 2015 as compared to the second quarter of 2014 was due to higher rates on mandatorily redeemable securities.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities:
Taxable	$667,914	$2,648	1.59%	$705,960	$3,401	1.93%	$666,752	$5,652	1.71%	$706,037	$6,746	1.93%
Tax exempt	123,655	1,111	3.60%	129,795	1,206	3.73%	123,321	2,245	3.67%	127,651	2,419	3.82%
Mortgages held for sale	13,452	125	3.73%	13,736	135	3.94%	13,231	251	3.83%	9,679	206	4.29%
Net loans and leases	3,800,120	42,508	4.49%	3,662,156	40,336	4.42%	3,737,449	82,039	4.43%	3,603,016	79,255	4.44%
Other investments	28,950	229	3.17%	27,446	232	3.39%	32,364	484	3.02%	30,703	509	3.34%

Total earning assets	4,634,091	46,621	4.04%	4,539,093	45,310	4.00%	4,573,117	90,671	4.00%	4,477,086	89,135	4.01%

Cash and due from banks	62,452			63,678			62,000			60,889
Reserve for loan and lease losses	(86,047)			(86,067)			(85,920)			(85,173)
Other assets	345,750			314,609			339,527			312,305

Total assets	$4,956,246			$4,831,313			$4,888,724			$4,765,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,096,622	$2,838	0.37%	$3,028,158	$2,994	0.40%	$3,063,087	$5,397	0.36%	$2,992,156	$5,965	0.40%
Short-term borrowings	238,051	131	0.22%	305,169	169	0.22%	229,050	234	0.21%	286,647	306	0.22%
Subordinated notes	58,764	1,055	7.20%	58,764	1,055	7.20%	58,764	2,110	7.24%	58,764	2,110	7.24%
Long-term debt and mandatorily redeemable securities	57,393	525	3.67%	59,661	470	3.16%	57,064	1,004	3.55%	59,093	1,045	3.57%

Total interest bearing liabilities	3,450,830	4,549	0.53%	3,451,752	4,688	0.54%	3,407,965	8,745	0.52%	3,396,660	9,426	0.56%

Noninterest-bearing deposits	830,455			735,885			809,233			725,103
Other liabilities	42,661			44,384			43,653			46,342
Shareholders’ equity	632,300			599,292			627,873			597,002

Total liabilities and shareholders’ equity	$4,956,246			$4,831,313			$4,888,724			$4,765,107

Net interest income		$42,072			$40,622			$81,926			$79,709

Net interest margin on a tax equivalent basis			3.64%			3.59%			3.61%			3.59%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and six month periods ended June 30, 2015 was $0.81 million and $1.17 million compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2014 of $2.54 million and $3.35 million respectively. Net recoveries of $0.68 million were recorded for the second quarter 2015, compared to net recoveries of $1.22 million for the same quarter a year ago. Year-to-date net recoveries of $0.35 million have been recorded in 2015, compared to net recoveries of $1.92 million through June 30, 2014.
Weaknesses overseas could negatively impact the U.S. recovery, as could geopolitical events. Current concerns include the weak EU economies and deflationary pressures, the recession in Brazil and the resultant decline in the value of the Brazilian Real, the continued slowdown in China, and the geopolitical threats to the Russian economy as a result of the crisis in the Ukraine as well as the economic decline due to Russia's significant dependence on oil. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe that there is a risk from these global economic factors of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the second quarter of 2015. We reviewed the factor we applied against each portfolio and reduced the factor for some portfolios this quarter.

Another area of concern continues to be our aircraft portfolio where we have collateral concentration and a sizable foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen some evidence that depressed private jet markets have stabilized. As the U.S. economy slowly improves, the industry is likely to benefit and we should see a decrease in the fleet of unsold pre-owned aircraft which will result in further strengthening of values. Nevertheless, we remain concerned about the prolonged low prices for several models. We also have foreign exposure in this portfolio, particularly in Brazil and Mexico. The recession in Brazil and the currency fluctuations are having a negative impact on our client's cost of paying dollar denominated debts and, as a result throughout 2014 and into 2015, we have experienced higher delinquency in the portfolio. We assessed our ratios, which were established based on the higher and more volatile loss histories and pronounced exposure to global risks, and believe our reserve ratios remain appropriate.
On June 30, 2015, 30 day and over loan and lease delinquencies were 0.30% compared to 0.38% on June 30, 2014. The decrease in delinquencies occurred in most portfolios but was most significant in the commercial and agricultural portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.25% as compared to 2.38% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2015 and 2014 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of June 30, 2015 and December 31, 2014 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Loans and leases past due 90 days or more	$278	$981	$475
Nonaccrual loans and leases	15,082	34,602	32,486
Other real estate	301	1,109	1,853
Former bank premises held for sale	626	626	801
Repossessions	5,433	5,156	5,455
Equipment owned under operating leases	—	6	23
Total nonperforming assets	$21,720	$42,480	$41,093

Nonperforming assets as a percentage of total loans and leases were 0.55% at June 30, 2015, 1.13% at December 31, 2014, and 1.08% at June 30, 2014. Nonperforming assets totaled $21.72 million at June 30, 2015, a decrease of 48.87% from the $42.48 million reported at December 31, 2014, and a 47.14% decrease from the $41.09 million reported at June 30, 2014. The decrease in nonperforming assets during the first six months of 2015 was primarily related to a decrease in nonaccrual loans and leases, the sale of other real estate and fewer loans and leases past due 90 days or more as the economy slowly improves. The decrease in nonperforming assets at June 30, 2015 from June 30, 2014 occurred primarily in nonaccrual loans and leases and the sale of other real estate.
The decrease in nonaccrual loans and leases at June 30, 2015 from December 31, 2014 occurred primarily in the commercial and agricultural, aircraft and commercial real estate portfolios. The decrease in nonaccrual loans and leases at June 30, 2015 from June 30, 2014 occurred primarily in the commercial and agricultural portfolio and commercial real estate portfolios offset by increases in aircraft and residential real estate. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2015 and December 31, 2014 is located in Note 4 of the Consolidated Financial Statements.
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

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial and agricultural	$—	$—	$—
Auto and light truck	—	25	125
Medium and heavy duty truck	—	—	66
Aircraft financing	5,404	5,123	5,260
Construction equipment financing	—	32	88
Commercial real estate	284	292	521
Residential real estate	—	530	776
Consumer	46	263	472
Total	$5,734	$6,265	$7,308

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $202.73 million and $224.51 million as of June 30, 2015 and December 31, 2014, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $78.90 million and $110.79 million as of June 30, 2015, respectively, compared to $105.39 million and $100.76 million as of December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014 there was not a significant concentration in any other country.
NONINTEREST INCOME
Noninterest income for the three month period ended June 30, 2015 and 2014 was $21.53 million and $19.22 million, respectively. Noninterest income for the six month period ended June 30, 2015 and 2014 was $41.28 million and $38.62 million, respectively. The following table shows the details of noninterest income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest income:
Trust fees	$5,247	$4,955	$9,804	$9,431
Service charges on deposit accounts	2,367	2,207	4,564	4,273
Debit card income	2,628	2,463	5,027	4,695
Mortgage banking income	1,239	1,181	2,490	2,515
Insurance commissions	1,382	1,288	2,687	2,851
Equipment rental income	5,342	4,098	10,421	8,180
Gains on investment securities available-for-sale	4	—	4	963
Other income	3,322	3,029	6,285	5,711
Total noninterest income	$21,531	$19,221	$41,282	$38,619

Noninterest income increased $2.31 million or 12.02% for the three months ended June 30, 2015 as compared to the same period in 2014. Noninterest income increased $2.66 million or 6.90% for the six months ended June 30, 2015 as compared to the same period one year ago. Mortgage banking income and insurance commissions increased slightly during the second quarter of 2015 compared to the same period in 2014 and decreased slightly during the first six months of 2015 over the comparable period a year ago.
Trust fees increased $0.29 million or 5.89% and $0.37 million or 3.96% for the three and six months ended June 30, 2015, respectively over the same periods a year ago. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2015 and December 31, 2014 was $3.99 billion and $3.95 billion, respectively.
Service charges on deposit accounts increased $0.16 million or 7.25% and $0.29 million or 6.81% for the three and six months ended June 30, 2015 over the comparable periods one year ago. The increase in service charges on deposit accounts reflects an increase in statement fees over the same periods a year ago due to a change in the fee structure that went into effect January 1, 2015.

Debit card income increased $0.17 million or 6.70% and $0.33 million or 7.07% in the three and six months ended June 30, 2015, respectively over the same periods a year ago. The increase in debit card income was the result of an increased volume of debit card transactions in 2015.
Equipment rental income increased $1.24 million or 30.36% and $2.24 million and 27.40% for the three and six months ended June 30, 2015, respectively over the comparable periods one year ago. The increase was the result of the average equipment rental portfolio increasing 30.29% over the same period a year ago due to improving market conditions for equipment finance.
Gains on investment securities available-for-sale were flat during the second quarter of 2015 compared to the second quarter of 2014. Gains on investment securities available-for-sale decreased $0.96 million during the first six months of 2015 versus the first six months on 2014 due to the partial sale of a marketable equity security in the first quarter of 2014.
Other income increased $0.29 million or 9.67% and $0.57 million or 10.05% for the three and six months ended June 30, 2015 over the same periods a year ago. The increase during the second quarter of 2015 compared to the second quarter of 2014 was the result of claim proceeds from bank owned life insurance and decreased losses on partnership investments offset by lower mutual fund income. The increase during the first six months of 2015 compared to the same period a year ago was due to decreased losses on partnership investments and claim proceeds from bank owned life insurance offset by a one-time valuation adjustment in 2014 which was not present in 2015 and lower mutual fund income.
NONINTEREST EXPENSE
Noninterest expense for the three month period ended June 30, 2015 and 2014 was $38.24 million and $34.42 million, respectively. Noninterest expense for the six month period ended June 30, 2015 and 2014 was $76.30 million and $70.40 million, respectively The following table shows the details of noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest expense:
Salaries and employee benefits	$20,794	$18,827	$41,719	$38,309
Net occupancy expense	2,345	2,235	4,806	4,672
Furniture and equipment expense	4,531	4,413	8,867	8,650
Depreciation - leased equipment	4,396	3,290	8,484	6,539
Professional fees	1,108	1,062	1,978	2,190
Supplies and communication	1,409	1,337	2,815	2,729
FDIC and other insurance	847	850	1,696	1,714
Business development and marketing expense	1,214	899	2,263	2,583
Loan and lease collection and repossession expense	(294)	(17)	69	(512)
Other expense	1,891	1,528	3,605	3,522
Total noninterest expense	$38,241	$34,424	$76,302	$70,396

Noninterest expense increased $3.82 million or 11.09% for the second quarter and $5.91 million or 8.39% for year-to-date 2015 as compared to the same periods in 2014. Net occupancy expense, supplies and communication expense and furniture and equipment expense increased slightly during the second quarter and first six months of 2015 compared to the same periods a year ago. FDIC and other insurance expense was flat for the three and six months ended June 30, 2015 compared to the same periods in 2014.
Salaries and employee benefits increased $1.97 million or 10.45% and $3.41 million or 8.90% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase for the second quarter and year-to date 2015 periods was due to higher base salary, executive incentives and group insurance costs. Higher base salary expense was primarily due to more full-time equivalent employees as a result of opening three new banking centers in 2014 and one in the second quarter of 2015, temporary summer staffing and normal annual performance raises. Group insurance costs have increased as a result of higher claims experience.
During the second quarter and first six months of 2015, depreciation on leased equipment increased $1.11 million or 33.62% and $1.95 million or 29.74%, respectively in conjunction with the increase in equipment rental income as compared to the same periods one year ago.
Professional fees increased slightly during the second quarter of 2015 and decreased $0.21 million or 9.68% for year-to-date 2015 compared to the same periods in 2014. The lower professional fees in 2015 was primarily due to reduced audit fees as a result of a change in independent audit firms and decreased legal fees.

Business development and marketing expense increased $0.32 million or 35.04% for the three months ended June 30, 2015 versus the three months ended June 30, 2014 and decreased $0.32 million or 12.39% for the six months ended June 30, 2015 versus the six months ended June 30, 2014. The higher expense during the second quarter of 2015 was mainly due to increased marketing promotions. The decrease during the first six months of 2015 was mainly due to lower charitable contributions offset by increased marketing promotions.
Loan and lease collection and repossession expense decreased $0.28 million or 1629.41% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to a decrease in repurchased mortgage loan losses and increased gains on the sale of other real estate owned offset by fewer gains on the sale of repossessions. Loan and lease collection and repossession expense increased $0.58 million or 113.48% in the six month period ended June 30, 2015 compared to the same period a year ago mainly due to lower gains on the sale of other real estate owned and repossessions and increased valuation adjustments offset by a decrease in repurchased mortgage loan losses.
Other expenses increased $0.36 million or 23.76% during the second quarter of 2015 and increased slightly during the six months ended June 30, 2015 respectively, as compared to the same periods in 2014. The increase during the second quarter of 2015 related to write-downs on fixed assets and increased debit card losses over the same period a year ago.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2015 was $8.51 million and $15.77 million respectively, compared to $7.92 million and $15.53 million for the same periods in 2014. The effective tax rates were 35.26% and 35.34% for the second quarter ended June 30, 2015 and 2014, respectively and 35.12% and 35.57% for the six months ended June 30, 2015 and 2014 respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2014. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2015	401	$32.16	401	1,885,905
May 01 - 31, 2015	53,063	31.33	53,063	1,832,842
June 01 - 30, 2015	1,234	31.72	1,234	1,831,608

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000** shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 168,392** shares.
**Unadjusted for 10% stock dividend declared July 22, 2015.
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

1st Source Corporation

DATE	July 23, 2015	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	July 23, 2015	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer