Form 10-Q
period 2015-09-30
1ST SOURCE CORP
filed 2015-10-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of common stock outstanding as of October 16, 2015 — 26,082,147 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$61,124	$64,834
Federal funds sold and interest bearing deposits with other banks	3,065	1,356
Investment securities available-for-sale (amortized cost of $769,053 and $776,057 at September 30, 2015 and December 31, 2014, respectively)	784,585	791,118
Other investments	21,728	20,801
Trading account securities	—	205
Mortgages held for sale	9,187	13,604
Loans and leases, net of unearned discount:
Commercial and agricultural	750,780	710,758
Auto and light truck	423,147	397,902
Medium and heavy duty truck	264,784	247,153
Aircraft financing	794,129	727,665
Construction equipment financing	450,112	399,940
Commercial real estate	658,589	616,587
Residential real estate	463,824	445,759
Consumer	150,185	142,810
Total loans and leases	3,955,550	3,688,574
Reserve for loan and lease losses	(87,616)	(85,068)
Net loans and leases	3,867,934	3,603,506
Equipment owned under operating leases, net	95,785	74,143
Net premises and equipment	51,252	50,328
Goodwill and intangible assets	84,822	85,371
Accrued income and other assets	126,102	124,692
Total assets	$5,105,584	$4,829,958

LIABILITIES
Deposits:
Noninterest bearing	$914,152	$796,241
Interest bearing	3,105,004	3,006,619
Total deposits	4,019,156	3,802,860
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	139,414	138,843
Other short-term borrowings	144,096	106,979
Total short-term borrowings	283,510	245,822
Long-term debt and mandatorily redeemable securities	57,577	56,232
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	47,356	51,807
Total liabilities	4,466,363	4,215,485

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2015 and 28,206,076 at December 31, 2014*	436,538	346,535
Retained earnings	242,102	302,242
Cost of common stock in treasury (2,123,527 shares at September 30, 2015 and 1,957,386 shares at December 31, 2014)*	(49,120)	(43,711)
Accumulated other comprehensive income	9,701	9,407
Total shareholders’ equity	639,221	614,473
Total liabilities and shareholders’ equity	$5,105,584	$4,829,958
*December 31, 2014 share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans and leases	$42,560	$41,118	$124,747	$120,434
Investment securities, taxable	3,277	2,962	8,929	9,708
Investment securities, tax-exempt	738	831	2,261	2,466
Other	246	241	730	750
Total interest income	46,821	45,152	136,667	133,358

Interest expense:
Deposits	2,874	2,765	8,271	8,730
Short-term borrowings	147	134	381	440
Subordinated notes	1,055	1,055	3,165	3,165
Long-term debt and mandatorily redeemable securities	536	488	1,540	1,533
Total interest expense	4,612	4,442	13,357	13,868

Net interest income	42,209	40,710	123,310	119,490
Provision for loan and lease losses	992	1,206	2,160	4,553
Net interest income after provision for loan and lease losses	41,217	39,504	121,150	114,937

Noninterest income:
Trust fees	4,634	4,499	14,438	13,930
Service charges on deposit accounts	2,413	2,225	6,977	6,498
Debit card income	2,583	2,382	7,610	7,077
Mortgage banking income	969	1,446	3,459	3,961
Insurance commissions	1,460	1,317	4,147	4,168
Equipment rental income	5,881	4,361	16,302	12,541
Gains on investment securities available-for-sale	—	—	4	963
Other income	3,192	3,162	9,477	8,873
Total noninterest income	21,132	19,392	62,414	58,011

Noninterest expense:
Salaries and employee benefits	21,835	20,790	63,554	59,099
Net occupancy expense	2,496	2,252	7,302	6,924
Furniture and equipment expense	4,604	4,415	13,471	13,065
Depreciation - leased equipment	4,858	3,571	13,342	10,110
Professional fees	1,237	1,158	3,215	3,348
Supplies and communication	1,307	1,424	4,122	4,153
FDIC and other insurance	848	856	2,544	2,570
Business development and marketing expense	1,244	1,218	3,507	3,801
Loan and lease collection and repossession expense	416	652	485	140
Other expense	2,223	1,317	5,828	4,839
Total noninterest expense	41,068	37,653	117,370	108,049

Income before income taxes	21,281	21,243	66,194	64,899
Income tax expense	7,353	6,296	23,125	21,826

Net income	$13,928	$14,947	$43,069	$43,073

Per common share*:
Basic net income per common share	$0.53	$0.56	$1.63	$1.61
Diluted net income per common share	$0.53	$0.56	$1.63	$1.61
Cash dividends	$0.164	$0.164	$0.491	$0.482
Basic weighted average common shares outstanding*	26,164,646	26,262,864	26,211,630	26,497,500
Diluted weighted average common shares outstanding*	26,164,646	26,262,864	26,211,630	26,497,500
*The computation of per common share data and shares outstanding gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$13,928	$14,947	$43,069	$43,073

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	2,256	(2,507)	475	4,268
Reclassification adjustment for realized (gains) losses included in net income	—	—	(4)	(963)
Income tax effect	(847)	941	(177)	(1,241)
Other comprehensive income (loss), net of tax	1,409	(1,566)	294	2,064

Comprehensive income	$15,337	$13,381	$43,363	$45,137
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2014	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	43,073	—	—	43,073
Other comprehensive income	—	—	—	—	2,064	2,064
Issuance of 91,464 common shares under stock based compensation awards, including related tax effects*	—	—	(244)	1,990	—	1,746
Cost of 597,747 shares of common stock acquired for treasury*	—	—	—	(16,342)	—	(16,342)
Common stock cash dividend ($0.482 per share)*	—	—	(12,886)	—	—	(12,886)
Balance at September 30, 2014	$—	$346,535	$291,569	$(43,716)	$8,645	$603,033

Balance at January 1, 2015	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	43,069	—	—	43,069
Other comprehensive income	—	—	—	—	294	294
Issuance of 117,122 common shares under stock based compensation awards, including related tax effects*	—	—	(252)	2,799	—	2,547
Cost of 283,263 shares of common stock acquired for treasury*	—	—	—	(8,208)	—	(8,208)
Common stock cash dividend ($0.491 per share)*	—	—	(12,941)	—	—	(12,941)
10% common stock dividend ($13 cash paid in lieu of fractional shares)	—	90,003	(90,016)	—	—	(13)
Balance at September 30, 2015	$—	$436,538	$242,102	$(49,120)	$9,701	$639,221
*Share and per share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$43,069	$43,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,160	4,553
Depreciation of premises and equipment	3,517	3,502
Depreciation of equipment owned and leased to others	13,342	10,110
Stock-based compensation	2,953	2,640
Amortization of investment securities premiums and accretion of discounts, net	3,433	3,411
Amortization of mortgage servicing rights	1,117	930
Deferred income taxes	(3,914)	(1,629)
Gains on investment securities available-for-sale	(4)	(963)
Originations of loans held for sale, net of principal collected	(90,381)	(91,936)
Proceeds from the sales of loans held for sale	97,402	87,518
Net gain on sale of loans held for sale	(2,604)	(2,573)
Net gain on sale of other real estate and repossessions	(818)	(1,510)
Change in trading account securities	205	(4)
Change in interest receivable	(666)	(945)
Change in interest payable	312	(955)
Change in other assets	(4,802)	(3,008)
Change in other liabilities	5,068	(1,218)
Other	1,200	2,288
Net change in operating activities	70,589	53,284
Investing activities:
Proceeds from sales of investment securities	1,299	1,236
Proceeds from maturities of investment securities	78,033	138,316
Purchases of investment securities	(75,757)	(119,700)
Net change in other investments	(927)	(617)
Loans sold or participated to others	1,962	15,363
Net change in loans and leases	(276,108)	(127,646)
Net change in equipment owned under operating leases	(34,984)	(15,156)
Purchases of premises and equipment	(4,612)	(4,254)
Proceeds from sales of other real estate and repossessions	6,788	9,522
Net change in investing activities	(304,306)	(102,936)
Financing activities:
Net change in demand deposits and savings accounts	140,737	52,369
Net change in time deposits	75,559	129,953
Net change in short-term borrowings	37,688	(97,409)
Proceeds from issuance of long-term debt	—	7,185
Payments on long-term debt	(924)	(11,433)
Stock issued under stock purchase plans	149	197
Acquisition of treasury stock	(8,208)	(16,342)
Cash dividends paid on common stock	(13,285)	(13,209)
Net change in financing activities	231,716	51,311

Net change in cash and cash equivalents	(2,001)	1,659
Cash and cash equivalents, beginning of year	66,190	80,052
Cash and cash equivalents, end of period	$64,189	$81,711
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$7,558	$6,528
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	500	—
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
Basis of Presentation – The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.
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
Use of Estimates in the Preparation of Financial Statements – Financial statements prepared in accordance with GAAP require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.
Loans and Leases – Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Interest income is accrued as earned based on unpaid principal balances. Origination fees and direct loan and lease origination costs are deferred and the net amount amortized to interest income over the estimated life of the related loan or lease. Loan commitment fees are deferred and amortized into other income over the commitment period.
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
Note 3.       Investment Securities
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. Treasury and Federal agencies securities	$380,723	$3,570	$(217)	$384,076
U.S. States and political subdivisions securities	118,770	2,944	(122)	121,592
Mortgage-backed securities — Federal agencies	232,568	4,681	(841)	236,408
Corporate debt securities	34,299	324	(14)	34,609
Foreign government and other securities	800	11	—	811
Total debt securities	767,160	11,530	(1,194)	777,496
Marketable equity securities	1,893	5,357	(161)	7,089
Total investment securities available-for-sale	$769,053	$16,887	$(1,355)	$784,585

December 31, 2014
U.S. Treasury and Federal agencies securities	$371,878	$3,593	$(1,968)	$373,503
U.S. States and political subdivisions securities	121,510	3,392	(214)	124,688
Mortgage-backed securities — Federal agencies	248,299	5,490	(781)	253,008
Corporate debt securities	31,677	281	(26)	31,932
Foreign government and other securities	800	11	—	811
Total debt securities	774,164	12,767	(2,989)	783,942
Marketable equity securities	1,893	5,285	(2)	7,176
Total investment securities available-for-sale	$776,057	$18,052	$(2,991)	$791,118

At September 30, 2015 and December 31, 2014, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in securities available-for-sale at September 30, 2015. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$107,463	$108,140
Due after one year through five years	409,967	415,432
Due after five years through ten years	17,162	17,516
Due after ten years	—	—
Mortgage-backed securities	232,568	236,408
Total debt securities available-for-sale	$767,160	$777,496
The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis. The gross gains for the nine months ended September 30, 2014 reflect the sale of marketable equity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross realized gains	$—	$—	$4	$963
Gross realized losses	—	—	—	—
Net realized gains (losses)	$—	$—	$4	$963

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. Treasury and Federal agencies securities	$16,881	$(8)	$74,746	$(209)	$91,627	$(217)
U.S. States and political subdivisions securities	13,288	(91)	2,325	(31)	15,613	(122)
Mortgage-backed securities - Federal agencies	31,223	(226)	19,088	(615)	50,311	(841)
Corporate debt securities	1,741	(14)	—	—	1,741	(14)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	63,233	(339)	96,159	(855)	159,392	(1,194)
Marketable equity securities	487	(159)	3	(2)	490	(161)
Total investment securities available-for-sale	$63,720	$(498)	$96,162	$(857)	$159,882	$(1,355)

December 31, 2014
U.S. Treasury and Federal agencies securities	$54,944	$(148)	$115,195	$(1,820)	$170,139	$(1,968)
U.S. States and political subdivisions securities	16,805	(112)	8,333	(102)	25,138	(214)
Mortgage-backed securities - Federal agencies	21,754	(62)	32,781	(719)	54,535	(781)
Corporate debt securities	3,072	(26)	—	—	3,072	(26)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	96,575	(348)	156,309	(2,641)	252,884	(2,989)
Marketable equity securities	—	—	3	(2)	3	(2)
Total investment securities available-for-sale	$96,575	$(348)	$156,312	$(2,643)	$252,887	$(2,991)

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
At September 30, 2015, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
At September 30, 2015 and December 31, 2014, investment securities with carrying values of $218.75 million and $231.50 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2015
Commercial and agricultural	$735,249	$15,531	$750,780
Auto and light truck	412,083	11,064	423,147
Medium and heavy duty truck	261,691	3,093	264,784
Aircraft financing	765,908	28,221	794,129
Construction equipment financing	442,876	7,236	450,112
Commercial real estate	640,751	17,838	658,589
Total	$3,258,558	$82,983	$3,341,541

December 31, 2014
Commercial and agricultural	$683,169	$27,589	$710,758
Auto and light truck	380,425	17,477	397,902
Medium and heavy duty truck	243,798	3,355	247,153
Aircraft financing	691,018	36,647	727,665
Construction equipment financing	393,965	5,975	399,940
Commercial real estate	592,787	23,800	616,587
Total	$2,985,162	$114,843	$3,100,005

For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2015
Residential real estate	$461,156	$2,668	$463,824
Consumer	149,845	340	150,185
Total	$611,001	$3,008	$614,009

December 31, 2014
Residential real estate	$442,918	$2,841	$445,759
Consumer	142,476	334	142,810
Total	$585,394	$3,175	$588,569

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2015
Commercial and agricultural	$743,570	$67	$—	$—	$743,637	$7,143	$750,780
Auto and light truck	422,943	141	12	—	423,096	51	423,147
Medium and heavy duty truck	264,784	—	—	—	264,784	—	264,784
Aircraft financing	772,554	6,718	7,681	—	786,953	7,176	794,129
Construction equipment financing	448,996	461	—	—	449,457	655	450,112
Commercial real estate	657,102	124	—	—	657,226	1,363	658,589
Residential real estate	459,657	1,049	450	341	461,497	2,327	463,824
Consumer	148,876	834	135	70	149,915	270	150,185
Total	$3,918,482	$9,394	$8,278	$411	$3,936,565	$18,985	$3,955,550

December 31, 2014
Commercial and agricultural	$696,351	$—	$123	$—	$696,474	$14,284	$710,758
Auto and light truck	397,815	48	1	—	397,864	38	397,902
Medium and heavy duty truck	247,097	—	—	—	247,097	56	247,153
Aircraft financing	699,054	541	15,597	—	715,192	12,473	727,665
Construction equipment financing	396,821	999	1,369	—	399,189	751	399,940
Commercial real estate	611,780	—	—	—	611,780	4,807	616,587
Residential real estate	441,508	1,099	311	873	443,791	1,968	445,759
Consumer	141,577	676	223	109	142,585	225	142,810
Total	$3,632,003	$3,363	$17,624	$982	$3,653,972	$34,602	$3,688,574

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
September 30, 2015
With no related reserve recorded:
Commercial and agricultural	$752	$752	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	4,687	4,687	—
Construction equipment financing	655	655	—
Commercial real estate	8,264	8,264	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	14,358	14,358	—
With a reserve recorded:
Commercial and agricultural	5,919	5,919	2,710
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,460	2,460	617
Construction equipment financing	—	—	—
Commercial real estate	751	751	22
Residential real estate	368	370	150
Consumer	—	—	—
Total with a reserve recorded	9,498	9,500	3,499
Total impaired loans	$23,856	$23,858	$3,499

December 31, 2014
With no related reserve recorded:
Commercial and agricultural	$14,468	$14,467	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	12,740	12,741	—
Construction equipment financing	746	746	—
Commercial real estate	11,707	11,707	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	39,661	39,661	—
With a reserve recorded:
Commercial and agricultural	74	74	5
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	798	798	80
Residential real estate	373	376	156
Consumer	—	—	—
Total with a reserve recorded	1,245	1,248	241
Total impaired loans	$40,906	$40,909	$241

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$3,882	$11	$22,095	$9	$5,275	$27	$16,203	$34
Auto and light truck	—	—	—	—	—	—	542	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	7,422	1	1,157	3	7,945	6	3,212	16
Construction equipment financing	738	—	941	—	736	—	1,001	—
Commercial real estate	9,762	108	13,415	148	10,800	392	13,263	442
Residential real estate	369	4	375	4	371	12	377	12
Consumer	—	—	—	—	—	—	—	—
Total	$22,173	$124	$37,983	$164	$25,127	$437	$34,598	$504

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during the three and nine months ended September 30, 2015 and 2014, segregated by class, as well as the recorded investment as of September 30. The classification between nonperforming and performing is shown at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There were no modifications during 2015 and three modifications during 2014 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	2	$239	2	$346	2	$239	2	$346
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	1	337	—	—	2	337
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total performing TDR modifications	2	$239	3	$683	2	$239	4	$683

Nonperforming TDRs:
Commercial and agricultural	—	$—	4	$9,556	—	$—	4	$9,556
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—	—	—
Construction equipment financing	—	—	—	—	—	—	—	—
Commercial real estate	—	—	1	820	—	—	1	820
Residential real estate	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total nonperforming TDR modifications	—	$—	5	$10,376	—	$—	5	$10,376
Total TDR modifications	2	$239	8	$11,059	2	$239	9	$11,059

There were no TDRs which had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2015 and 2014. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Performing TDRs	$8,483	$9,118
Nonperforming TDRs	2,225	14,507
Total TDRs	$10,708	$23,625

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
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2015 and 2014.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer	Total
September 30, 2015
Reserve for loan and lease losses
Balance, beginning of period	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588
Charge-offs	88	—	—	195	—	—	39	310	632
Recoveries	80	64	10	279	112	39	2	82	668
Net charge-offs (recoveries)	8	(64)	(10)	(84)	(112)	(39)	37	228	(36)
Provision (recovery of provision)	2,182	(2,131)	101	1,117	(276)	(244)	(8)	251	992
Balance, end of period	$14,039	$9,378	$4,444	$34,041	$7,643	$13,021	$3,399	$1,651	$87,616

September 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$16,766	$10,427	$4,281	$33,087	$6,318	$12,353	$3,934	$1,610	$88,776
Charge-offs	3,000	10	—	—	2	16	3	193	3,224
Recoveries	177	64	1	49	130	130	23	68	642
Net charge-offs (recoveries)	2,823	(54)	(1)	(49)	(128)	(114)	(20)	125	2,582
Provision (recovery of provision)	1,295	516	173	(1,672)	11	485	58	340	1,206
Balance, end of period	$15,238	$10,997	$4,455	$31,464	$6,457	$12,952	$4,012	$1,825	$87,400

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2015 and 2014.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
September 30, 2015
Reserve for loan and lease losses
Balance, beginning of period	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Charge-offs	1,053	22	—	244	—	—	104	630	2,053
Recoveries	644	315	15	721	357	174	9	206	2,441
Net charge-offs (recoveries)	409	(293)	(15)	(477)	(357)	(174)	95	424	(388)
Provision (recovery of provision)	2,688	(1,241)	(71)	1,330	278	(423)	(608)	207	2,160
Balance, end of period	$14,039	$9,378	$4,444	$34,041	$7,643	$13,021	$3,399	$1,651	$87,616

September 30, 2014
Reserve for loan and lease losses
Balance, beginning of period	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	3,228	29	—	—	4	17	46	582	3,906
Recoveries	863	1,119	137	161	356	285	93	234	3,248
Net charge-offs (recoveries)	2,365	(1,090)	(137)	(161)	(352)	(268)	(47)	348	658
Provision (recovery of provision)	6,088	250	106	(2,734)	133	278	(128)	560	4,553
Balance, end of period	$15,238	$10,997	$4,455	$31,464	$6,457	$12,952	$4,012	$1,825	$87,400
The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer loans	Total
September 30, 2015
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$2,710	$—	$—	$617	$—	$22	$150	$—	$3,499
Ending balance, collectively evaluated for impairment	11,329	9,378	4,444	33,424	7,643	12,999	3,249	1,651	84,117
Total reserve for loan and lease losses	$14,039	$9,378	$4,444	$34,041	$7,643	$13,021	$3,399	$1,651	$87,616

Recorded investment in loans
Ending balance, individually evaluated for impairment	$6,671	$—	$—	$7,147	$655	$9,015	$368	$—	$23,856
Ending balance, collectively evaluated for impairment	744,109	423,147	264,784	786,982	449,457	649,574	463,456	150,185	3,931,694
Total recorded investment in loans	$750,780	$423,147	$264,784	$794,129	$450,112	$658,589	$463,824	$150,185	$3,955,550

December 31, 2014
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$5	$—	$—	$—	$—	$80	$156	$—	$241
Ending balance, collectively evaluated for impairment	11,755	10,326	4,500	32,234	7,008	13,190	3,946	1,868	84,827
Total reserve for loan and lease losses	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068

Recorded investment in loans
Ending balance, individually evaluated for impairment	$14,542	$—	$—	$12,740	$746	$12,505	$373	$—	$40,906
Ending balance, collectively evaluated for impairment	696,216	397,902	247,153	714,925	399,194	604,082	445,386	142,810	3,647,668
Total recorded investment in loans	$710,758	$397,902	$247,153	$727,665	$399,940	$616,587	$445,759	$142,810	$3,688,574

Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $806.45 million and $825.17 million at September 30, 2015 and December 31, 2014, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$4,661	$4,695	$4,733	$4,844
Additions	342	443	1,048	890
Amortization	(339)	(334)	(1,117)	(930)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,664	4,804	4,664	4,804
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment (charges) recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,664	$4,804	$4,664	$4,804
Fair value of mortgage servicing rights at end of period	$6,945	$7,791	$6,945	$7,791

At September 30, 2015 and 2014, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.28 million and $2.99 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.71 million and $0.74 million for the three months ended September 30, 2015 and 2014, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.14 million and $2.28 million for the nine months ended September 30, 2015 and 2014, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
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

The Bank issues standby letters of credit which are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit totaled $29.10 million and $26.94 million at September 30, 2015 and December 31, 2014, respectively. Standby letters of credit generally have terms ranging from six months to one year.
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2015
Interest rate swap contracts	$507,513	Other assets	$11,583	Other liabilities	$11,806
Loan commitments	16,181	Mortgages held for sale	32	N/A	—
Forward contracts - mortgage loan	19,102	N/A	—	Mortgages held for sale	153
Total	$542,796		$11,615		$11,959

December 31, 2014
Interest rate swap contracts	$459,508	Other assets	$9,125	Other liabilities	$9,302
Loan commitments	11,109	Mortgages held for sale	2	N/A	—
Forward contracts - mortgage loan	19,800	N/A	—	Mortgages held for sale	142
Total	$490,417		$9,127		$9,444
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2015	2014	2015	2014
Interest rate swap contracts	Other expense	$(67)	$30	$(45)	$29
Interest rate swap contracts	Other income	427	11	724	206
Loan commitments	Mortgage banking income	(57)	(42)	30	(15)
Forward contracts - mortgage loan	Mortgage banking income	(357)	213	(11)	(173)
Forward contracts - foreign exchange	Other income	—	82	—	78
Total		$(54)	$294	$698	$125

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015
Interest rate swaps	$11,870	$287	$11,583	$—	$—	$11,583

December 31, 2014
Interest rate swaps	$9,492	$367	$9,125	$—	$—	$9,125

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2015
Interest rate swaps	$12,093	$287	$11,806	$—	$11,215	$591
Repurchase agreements	115,414	—	115,414	115,414	—	—
Total	$127,507	$287	$127,220	$115,414	$11,215	$591

December 31, 2014
Interest rate swaps	$9,669	$367	$9,302	$—	$9,018	$284
Repurchase agreements	128,343	—	128,343	128,343	—	—
Total	$138,012	$367	$137,645	$128,343	$9,018	$284

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2015 and December 31, 2014, repurchase agreements had a remaining contractual maturity of $114.20 million and $107.63 million in overnight, $0.68 million and $20.71 million in up to 30 days and $0.53 million and $0.00 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
Note 9.       Earnings Per Share
Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2015 and 2014.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2015	2014	2015	2014
Distributed earnings allocated to common stock	$4,299	$4,299	$12,888	$12,796
Undistributed earnings allocated to common stock	9,499	10,466	29,748	29,733
Net earnings allocated to common stock	13,798	14,765	42,636	42,529
Net earnings allocated to participating securities	130	182	433	544
Net income allocated to common stock and participating securities	$13,928	$14,947	$43,069	$43,073

Weighted average shares outstanding for basic earnings per common share*	26,164,646	26,262,864	26,211,630	26,497,500
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share*	26,164,646	26,262,864	26,211,630	26,497,500

Basic earnings per common share*	$0.53	$0.56	$1.63	$1.61
Diluted earnings per common share*	$0.53	$0.56	$1.63	$1.61

*Outstanding shares and per common share figures have been adjusted for 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.
Note 10.     Stock Based Compensation
As of September 30, 2015, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2014. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan (formerly known as the 1998 Performance Compensation Plan); and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2015.
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
The stock-based compensation expense recognized in the Statements of Income for the three and nine months ended September 30, 2015 and 2014 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and 2014 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2015 and 2014. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2015, there was $5.82 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.49 years.

Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2015	2014	2015	2014
Realized gains included in net income	$—	$—	$4	$963	Gains on investment securities available-for-sale
	—	—	4	963	Income before income taxes
Tax effect	—	—	(2)	(361)	Income tax expense
Net of tax	$—	$—	$2	$602	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.17 million at September 30, 2015 and there were no unrecognized tax benefits that would affect the effective tax rate at December 31, 2014. Interest and penalties were recognized through the income tax provision. For the nine months ended September 30, 2015, the Company recognized no interest or penalties. For the nine months ended September 30, 2014, the Company recognized approximately $(0.13) million in interest, net of tax effect, and penalties. There were no accrued interest and penalties at September 30, 2015 and December 31, 2014, respectively.
Tax years that remain open and subject to audit include the federal 2012-2014 years and the Indiana 2013-2014 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At September 30, 2015 and December 31, 2014, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2015
Mortgages held for sale reported at fair value	$9,187	$9,130	$57	(1)

December 31, 2014
Mortgages held for sale reported at fair value	$13,604	$13,526	$78	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,017	$364,059	$—	$384,076
U.S. States and political subdivisions securities	—	116,913	4,679	121,592
Mortgage-backed securities — Federal agencies	—	236,408	—	236,408
Corporate debt securities	—	34,609	—	34,609
Foreign government and other securities	—	—	811	811
Total debt securities	20,017	751,989	5,490	777,496
Marketable equity securities	7,089	—	—	7,089
Total investment securities available-for-sale	27,106	751,989	5,490	784,585
Trading account securities	—	—	—	—
Mortgages held for sale	—	9,187	—	9,187
Accrued income and other assets (interest rate swap agreements)	—	11,583	—	11,583
Total	$27,106	$772,759	$5,490	$805,355

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$11,806	$—	$11,806
Total	$—	$11,806	$—	$11,806

December 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,808	$353,695	$—	$373,503
U.S. States and political subdivisions securities	—	118,222	6,466	124,688
Mortgage-backed securities — Federal agencies	—	253,008	—	253,008
Corporate debt securities	—	31,932	—	31,932
Foreign government and other securities	—	—	811	811
Total debt securities	19,808	756,857	7,277	783,942
Marketable equity securities	7,176	—	—	7,176
Total investment securities available-for-sale	26,984	756,857	7,277	791,118
Trading account securities	205	—	—	205
Mortgages held for sale	—	13,604	—	13,604
Accrued income and other assets (interest rate swap agreements)	—	9,125	—	9,125
Total	$27,189	$779,586	$7,277	$814,052

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$9,302	$—	$9,302
Total	$—	$9,302	$—	$9,302

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2015 and 2014.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance July 1, 2015	$5,444	$807	$6,251
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	15	4	19
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(780)	—	(780)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2015	$4,679	$811	$5,490

Beginning balance July 1, 2014	$4,699	$905	$5,604
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(14)	3	(11)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(763)	(100)	(863)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2014	$3,922	$808	$4,730

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2015 or 2014. No transfers between levels occurred during the three months ended September 30, 2015 or 2014.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2015
Investment securities available-for sale
Direct placement municipal securities	$4,679	Discounted cash flows	Credit spread assumption	0.77% - 2.53%

Foreign government	$811	Discounted cash flows	Market yield assumption	0.94% - 1.81%

December 31, 2014
Investment securities available-for sale
Direct placement municipal securities	$6,466	Discounted cash flows	Credit spread assumption	0.99% - 2.08%

Foreign government	$811	Discounted cash flows	Market yield assumption	0.25% - 1.31%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2015: impaired loans - $0.00 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.39 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2015
Impaired loans - collateral based	$—	$—	$3,724	$3,724
Accrued income and other assets (partnership investments)	—	—	1,010	1,010
Accrued income and other assets (mortgage servicing rights)	—	—	4,664	4,664
Accrued income and other assets (repossessions)	—	—	6,602	6,602
Accrued income and other assets (other real estate)	—	—	747	747
Total	$—	$—	$16,747	$16,747

December 31, 2014
Impaired loans - collateral based	$—	$—	$1,007	$1,007
Accrued income and other assets (partnership investments)	—	—	1,343	1,343
Accrued income and other assets (mortgage servicing rights)	—	—	4,733	4,733
Accrued income and other assets (repossessions)	—	—	5,156	5,156
Accrued income and other assets (other real estate)	—	—	1,735	1,735
Total	$—	$—	$13,974	$13,974
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2015
Impaired loans	$3,724	$3,724	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 100%

Mortgage servicing rights	4,664	6,945	Discounted cash flows	Constant prepayment rate (CPR)	11.3% - 18.8%
				Discount rate	9.5% - 13.0%

Repossessions	6,602	6,806	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 6%

Other real estate	747	880	Appraisals	Discount for lack of marketability	7% - 49%

December 31, 2014
Impaired loans	$1,007	$1,007	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 25%

Mortgage servicing rights	4,733	6,979	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 16.3%
				Discount rate	9.5% - 13.0%

Repossessions	5,156	5,307	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	1,735	1,953	Appraisals	Discount for lack of marketability	5% - 38%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Cash and due from banks	$61,124	$61,124	$61,124	$—	$—
Federal funds sold and interest bearing deposits with other banks	3,065	3,065	3,065	—	—
Investment securities, available-for-sale	784,585	784,585	27,106	751,989	5,490
Other investments and trading account securities	21,728	21,728	21,728	—	—
Mortgages held for sale	9,187	9,187	—	9,187	—
Loans and leases, net of reserve for loan and lease losses	3,867,934	3,892,210	—	—	3,892,210
Mortgage servicing rights	4,664	6,945	—	—	6,945
Interest rate swaps	11,583	11,583	—	11,583	—
Liabilities:
Deposits	$4,019,156	$4,023,046	$2,965,672	$1,057,374	$—
Short-term borrowings	283,510	283,510	142,986	140,524	—
Long-term debt and mandatorily redeemable securities	57,577	57,608	—	57,608	—
Subordinated notes	58,764	45,249	—	45,249	—
Interest rate swaps	11,806	11,806	—	11,806	—
Off-balance-sheet instruments *	—	301	—	301	—

December 31, 2014
Assets:
Cash and due from banks	$64,834	$64,834	$64,834	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,356	1,356	1,356	—	—
Investment securities, available-for-sale	791,118	791,118	26,984	756,857	7,277
Other investments and trading account securities	21,006	21,006	21,006	—	—
Mortgages held for sale	13,604	13,604	—	13,604	—
Loans and leases, net of reserve for loan and lease losses	3,603,506	3,626,682	—	—	3,626,682
Mortgage servicing rights	4,733	6,979	—	—	6,979
Interest rate swaps	9,125	9,125	—	9,125	—
Liabilities:
Deposits	$3,802,860	$3,803,958	$2,824,935	$979,023	$—
Short-term borrowings	245,822	245,822	123,337	122,485	—
Long-term debt and mandatorily redeemable securities	56,232	56,044	—	56,044	—
Subordinated notes	58,764	59,427	—	59,427	—
Interest rate swaps	9,302	9,302	—	9,302	—
Off-balance-sheet instruments *	—	305	—	305	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2015, as compared to December 31, 2014, and the results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2014 Annual Report.
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

FINANCIAL CONDITION
Our total assets at September 30, 2015 were $5.11 billion, an increase of $275.63 million or 5.71% from December 31, 2014. Total loans and leases were $3.96 billion, an increase of $266.98 million or 7.24% from December 31, 2014. Total investment securities, available for sale were $784.59 million which represented a decrease of $6.53 million and total deposits were $4.02 billion, an increase of $216.30 million or 5.69% over the comparable figures at the end of 2014. Short-term borrowings were $283.51 million, an increase of $37.69 million or 15.33% from December 31, 2014.
Nonperforming assets at September 30, 2015 were $26.89 million, a decrease of $15.59 million or 36.70% from the $42.48 million reported at December 31, 2014. At September 30, 2015 and December 31, 2014, nonperforming assets were 0.66% and 1.13%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Accrued income and other assets:
Bank owned life insurance cash surrender value	$61,487	$60,371
Accrued interest receivable	13,807	13,140
Mortgage servicing rights	4,664	4,733
Other real estate	232	1,109
Former bank premises held for sale	515	626
Repossessions	6,602	5,156
All other assets	38,795	39,557
Total accrued income and other assets	$126,102	$124,692

CAPITAL
As of September 30, 2015, total shareholders’ equity was $639.22 million, up $24.75 million or 4.03% from the $614.47 million at December 31, 2014. In addition to net income of $43.07 million, other significant changes in shareholders’ equity during the first nine months of 2015 included $8.21 million of common stock acquired for treasury and $12.95 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $9.70 million at September 30, 2015, compared to $9.41 million at December 31, 2014. The increase in accumulated other comprehensive income/(loss) during 2015 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.52% as of September 30, 2015, compared to 12.72% at December 31, 2014. Book value per common share rose to $24.51 at September 30, 2015, from $23.41 at December 31, 2014.
We distributed a 10% stock dividend to shareholders of record on August 4, 2015, issuing 2,591,995 shares on August 14, 2015. All share and per share information in this report has been adjusted to reflect the stock dividend, unless otherwise noted.
We declared and paid cash dividends per common share of $0.164 during the third quarter of 2015. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 29.82%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2015, are presented in the table below.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$666,386	15.08%	$353,529	8.00%	$441,912	10.00%
1st Source Bank	629,401	14.28	352,720	8.00	440,900	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	608,381	13.77	265,147	6.00	353,529	8.00
1st Source Bank	573,830	13.02	264,540	6.00	352,720	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	551,381	12.48	198,860	4.50	287,243	6.50
1st Source Bank	573,830	13.02	198,405	4.50	286,585	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	608,381	12.23	198,957	4.00	248,696	5.00
1st Source Bank	573,830	11.55	198,647	4.00	248,309	5.00
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2015, we had $24.00 million in outstandings and could borrow approximately $241.00 million for a short time from these banks on a collective basis. As of September 30, 2015, we had $168.21 million outstanding in FHLB advances and could borrow an additional $65.10 million. We also had $439.00 million available to borrow from the FRB with no amounts outstanding as of September 30, 2015.
Our loan to asset ratio was 77.47% at September 30, 2015 compared to 76.37% at December 31, 2014 and 75.81% at September 30, 2014. Cash and cash equivalents totaled $64.19 million at September 30, 2015 compared to $66.19 million at December 31, 2014 and $81.71 million at September 30, 2014. At September 30, 2015, the Statement of Financial Condition was rate sensitive by $596.16 million more assets than liabilities scheduled to reprice within one year, or approximately 1.31%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $543 million.
RESULTS OF OPERATIONS
Net income for the three and nine month periods ended September 30, 2015 was $13.93 million and $43.07 million, compared to $14.95 million and $43.07 million for the same periods in 2014. Diluted net income per common share was $0.53 and $1.63 for the three and nine month periods ended September 30, 2015, compared to $0.56 and $1.61 for the same periods in 2014. Return on average common shareholders’ equity was 9.12% for the nine months ended September 30, 2015, compared to 9.62% in 2014. The return on total average assets was 1.16% for the nine months ended September 30, 2015, compared to 1.20% in 2014.
Net income for the nine months ended September 30, 2015 was flat compared to the first nine months of 2014. Net interest income and noninterest income increased along with a decrease in the provision for loan and lease losses offset by an increase in noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME
The taxable equivalent net interest income for the three months ended September 30, 2015 was $42.63 million, an increase of 3.52% over the same period in 2014. The net interest margin on a fully taxable equivalent basis was 3.57% for the three months ended September 30, 2015, compared to 3.58% for the three months ended September 30, 2014. The taxable equivalent net interest income for the nine months ended September 30, 2015 was $124.55 million, an increase of 3.03% over 2014, resulting in a net interest margin of 3.60% compared to a net interest margin of 3.59% for the same period in 2014.
During the three and nine month periods ended September 30, 2015, average earning assets increased $170.62 million or 3.74% and $121.17 million or 2.69% respectively, over the comparable periods in 2014. Average interest-bearing liabilities increased $61.54 million or 1.80% and $28.23 million or 0.83% respectively, for the three and nine month periods ended September 30, 2015 over the comparable periods one year ago. The yield on average earning assets decreased 1 basis point to 3.96% for the third quarter of 2015 from 3.97% for the third quarter of 2014. The yield on average earning assets for the nine month period ended September 30, 2015 decreased 2 basis point to 3.98% from 4.00% for the nine month period ended September 30, 2014. Total cost of average interest-bearing liabilities increased 1 basis point to 0.52% for the third quarter of 2015 from 0.51% for the third quarter 2014. Total cost of average interest-bearing liabilities decreased 2 basis points to 0.52% for the nine months ended September 30, 2015, from 0.54% for the nine months ended September 30, 2014. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 1 basis point and an increase of 1 basis point for the three and nine month periods ended September 30, 2015 from September 30, 2014.
The largest contributor to the decrease in the yield on average earning assets for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was a reduction in yields on net loans and leases of 3 basis points due to market conditions. Average net loans and leases increased $210.27 million or 5.68% for the third quarter of 2015 from the third quarter of 2014 and $159.99 million or 4.40% for the nine months ended September 30, 2015 compared to the same period in 2014. Total average investment securities decreased $26.62 million or 3.29% for the third quarter and decreased $37.89 million or 4.59% for the nine month period over one year ago. Average mortgages held for sale decreased $4.01 million or 29.46% and increased $1.00 million or 9.09% respectively, for the three and nine month periods ended September 30, 2015, over the comparable periods a year ago. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $9.02 million or 22.67% and $1.94 million or 5.74% for the three and nine month periods ended September 30, 2015, over the comparable periods a year ago.
Average interest-bearing deposits increased $55.12 million or 1.81% and $65.60 million or 2.18% respectively, for the third quarter of 2015 and the first nine months of 2015 over the same periods in 2014. The effective rate paid on average interest-bearing deposits increased 1 basis point to 0.37% for the third quarter 2015 compared to 0.36% for the third quarter 2014. The effective rate paid on average interest-bearing deposits decreased 3 basis points to 0.36% for the first nine months of 2015 compared to 0.39% for the first nine months of 2014. The decline in the average cost of interest-bearing deposits during the first nine months of 2015 as compared to the first nine months of 2014 was primarily the result of the continued change in deposit mix.
Average short-term borrowings increased $5.78 million or 2.22% and decreased $36.24 or 13.04% respectively, for the third quarter of 2015 and the first nine months of 2015 compared to the same periods in 2014. Interest paid on short-term borrowings increased 2 basis points for the third quarter and did not change for the first nine months of 2015. The increase in short-term borrowings during the third quarter of 2015 and the decrease during the first nine months of 2015 as compared to the same periods in 2014 were primarily the result of changes in borrowings with the Federal Home Loan Bank (FHLB). Average long-term debt and mandatorily redeemable securities increased $0.64 million or 1.12% during the third quarter of 2015 as compared to the third quarter of 2014 and decreased $1.13 million or 1.94% during the first nine months of 2015 as compared to the first nine months of 2014. Interest paid on long-term debt and mandatorily redeemable securities increased 29 basis points for the third quarter and 9 basis points for the first nine months of 2015 compared to the third quarter and first nine months of 2014. The increase during the third quarter and the first nine months of 2015 as compared to the same periods in 2014 was due to higher rates on mandatorily redeemable securities.

The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities:
Taxable	$660,921	$3,277	1.97%	$680,512	$2,962	1.73%	$664,787	$8,929	1.80%	$697,435	$9,708	1.86%
Tax exempt	121,050	1,087	3.56%	128,079	1,229	3.81%	122,556	3,332	3.63%	127,795	3,648	3.82%
Mortgages held for sale	9,610	100	4.13%	13,624	138	4.02%	12,010	351	3.91%	11,009	344	4.18%
Net loans and leases	3,910,981	42,527	4.31%	3,700,708	41,046	4.40%	3,795,929	124,566	4.39%	3,635,938	120,301	4.42%
Other investments	30,774	246	3.17%	39,797	241	2.40%	31,829	730	3.07%	33,767	750	2.97%

Total earning assets	4,733,336	47,237	3.96%	4,562,720	45,616	3.97%	4,627,111	137,908	3.98%	4,505,944	134,751	4.00%

Cash and due from banks	59,172			62,661			61,047			61,486
Reserve for loan and lease losses	(87,109)			(89,516)			(86,321)			(86,636)
Other assets	355,951			320,302			345,062			315,000

Total assets	$5,061,350			$4,856,167			$4,946,899			$4,795,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,107,108	$2,874	0.37%	$3,051,988	$2,765	0.36%	$3,077,922	$8,271	0.36%	$3,012,319	$8,730	0.39%
Short-term borrowings	266,201	147	0.22%	260,417	134	0.20%	241,570	381	0.21%	277,808	440	0.21%
Subordinated notes	58,764	1,055	7.12%	58,764	1,055	7.12%	58,764	3,165	7.20%	58,764	3,165	7.20%
Long-term debt and mandatorily redeemable securities	57,432	536	3.70%	56,796	488	3.41%	57,188	1,540	3.60%	58,319	1,533	3.51%

Total interest bearing liabilities	3,489,505	4,612	0.52%	3,427,965	4,442	0.51%	3,435,444	13,357	0.52%	3,407,210	13,868	0.54%

Noninterest-bearing deposits	888,687			778,255			836,009			743,015
Other liabilities	44,193			48,503			43,835			47,070
Shareholders’ equity	638,965			601,444			631,611			598,499

Total liabilities and shareholders’ equity	$5,061,350			$4,856,167			$4,946,899			$4,795,794

Net interest income		$42,625			$41,174			$124,551			$120,883

Net interest margin on a tax equivalent basis			3.57%			3.58%			3.60%			3.59%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and nine month periods ended September 30, 2015 was $0.99 million and $2.16 million compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2014 of $1.21 million and $4.55 million respectively. Net recoveries of $0.04 million were recorded for the third quarter 2015, compared to net charge-offs of $2.58 million for the same quarter a year ago. Year-to-date net recoveries of $0.39 million have been recorded in 2015, compared to net charge-offs of $0.66 million through September 30, 2014.
Weaknesses overseas could negatively impact the U.S. recovery, as could geopolitical events. Current concerns include the weak EU economies and deflationary pressures, the recession in Brazil and the resultant decline in the value of the Brazilian Real, the continued slowdown in China, the geopolitical threats to the Russian economy and the ongoing concerns in the Middle East. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe that there is a risk from these global economic factors of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the third quarter of 2015.

Another area of concern continues to be our aircraft portfolio where we have collateral concentration and a sizable foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen some evidence that depressed private jet markets have stabilized. As the U.S. economy slowly improves, the industry is likely to benefit and we should see a decrease in the fleet of unsold pre-owned aircraft which will result in further strengthening of values. Nevertheless, we remain concerned about the prolonged low prices for several models. We also have foreign exposure in this portfolio, particularly in Brazil and Mexico. The recession in Brazil and the currency fluctuations are having a negative impact on our client's cost of paying dollar denominated debts and, as a result throughout 2014 and into 2015, we have experienced higher delinquency in the portfolio. We have assessed our reserve ratios, which were established based on the higher and more volatile loss histories and pronounced exposure to global risks, and believe our reserve ratios remain appropriate.
On September 30, 2015, 30 day and over loan and lease delinquencies were 0.46% compared to 0.36% on September 30, 2014. The increase in delinquencies is largely attributable to the aircraft portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.22% as compared to 2.39% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2015 and 2014 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of September 30, 2015 and December 31, 2014 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Loans and leases past due 90 days or more	$411	$981	$750
Nonaccrual loans and leases	18,985	34,602	26,524
Other real estate	232	1,109	1,433
Former bank premises held for sale	515	626	801
Repossessions	6,602	5,156	5,421
Equipment owned under operating leases	146	6	15
Total nonperforming assets	$26,891	$42,480	$34,944

Nonperforming assets as a percentage of total loans and leases were 0.66% at September 30, 2015, 1.13% at December 31, 2014, and 0.94% at September 30, 2014. Nonperforming assets totaled $26.89 million at September 30, 2015, a decrease of 36.70% from the $42.48 million reported at December 31, 2014, and a 23.05% decrease from the $34.94 million reported at September 30, 2014. The decrease in nonperforming assets during the first nine months of 2015 was primarily related to a decrease in nonaccrual loans and leases, the sale of other real estate and fewer loans and leases past due 90 days or more as the economy slowly improves. The decrease in nonperforming assets at September 30, 2015 from September 30, 2014 occurred primarily in nonaccrual loans and leases and the sale of other real estate.
The decrease in nonaccrual loans and leases at September 30, 2015 from December 31, 2014 occurred primarily in the commercial and agricultural, aircraft and commercial real estate portfolios. The decrease in nonaccrual loans and leases at September 30, 2015 from September 30, 2014 occurred primarily in the commercial and agricultural portfolio and commercial real estate portfolios offset by increases in aircraft and residential real estate. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2015 and December 31, 2014 is located in Note 4 of the Consolidated Financial Statements.
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

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Commercial and agricultural	$24	$—	$—
Auto and light truck	29	25	77
Medium and heavy duty truck	—	—	66
Aircraft financing	6,506	5,123	5,260
Construction equipment financing	—	32	88
Commercial real estate	137	292	537
Residential real estate	94	530	546
Consumer	44	263	280
Total	$6,834	$6,265	$6,854

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $215.60 million and $224.51 million as of September 30, 2015 and December 31, 2014, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $86.06 million and $116.84 million as of September 30, 2015, respectively, compared to $105.39 million and $100.76 million as of December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014 there was not a significant concentration in any other country.
NONINTEREST INCOME
Noninterest income for the three month period ended September 30, 2015 and 2014 was $21.13 million and $19.39 million, respectively. Noninterest income for the nine month period ended September 30, 2015 and 2014 was $62.41 million and $58.01 million, respectively. The following table shows the details of noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest income:
Trust fees	$4,634	$4,499	$14,438	$13,930
Service charges on deposit accounts	2,413	2,225	6,977	6,498
Debit card income	2,583	2,382	7,610	7,077
Mortgage banking income	969	1,446	3,459	3,961
Insurance commissions	1,460	1,317	4,147	4,168
Equipment rental income	5,881	4,361	16,302	12,541
Gains on investment securities available-for-sale	—	—	4	963
Other income	3,192	3,162	9,477	8,873
Total noninterest income	$21,132	$19,392	$62,414	$58,011

Noninterest income increased $1.74 million or 8.97% for the three months ended September 30, 2015 as compared to the same period in 2014. Noninterest income increased $4.40 million or 7.59% for the nine months ended September 30, 2015 as compared to the same period one year ago. Insurance commissions increased slightly during the three months ended September 30, 2015 and were flat during the first nine months of 2015 compared to the same periods in 2014.
Trust fees increased $0.14 million or 3.00% and $0.51 million or 3.65% for the three and nine months ended September 30, 2015, respectively over the same periods a year ago. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2015 and December 31, 2014 was $3.75 billion and $3.95 billion, respectively.
Service charges on deposit accounts increased $0.19 million or 8.45% and $0.48 million or 7.37% for the three and nine months ended September 30, 2015 over the comparable periods one year ago. The increase in service charges on deposit accounts reflects an increase in statement fees over the same periods a year ago due to a change in the fee structure that went into effect January 1, 2015.

Debit card income increased $0.20 million or 8.44% and $0.53 million or 7.53% in the three and nine months ended September 30, 2015, respectively over the same periods a year ago. The increase in debit card income was the result of an increased volume of debit card transactions in 2015.
Mortgage banking income decreased $0.48 million or 32.99% in the third quarter of 2015 as compared to the third quarter of 2014. This variance was primarily caused by decreased gains on loan sales due to reduced profit margins. Mortgage banking income decreased $0.50 million or 12.67% during the first nine months of 2015 versus the first nine months of 2014. This variance was primarily caused by decreased gains on loan sales due to reduced profit margins and higher mortgage servicing rights amortization expense in 2015.
Equipment rental income increased $1.52 million or 34.85% and $3.76 million and 29.99% for the three and nine months ended September 30, 2015, respectively over the comparable periods one year ago. The increase was the result of the average equipment rental portfolio increasing 33.23% over the same period a year ago due to improving market conditions for equipment finance.
Gains on investment securities available-for-sale were flat during the third quarter of 2015 compared to the third quarter of 2014. Gains on investment securities available-for-sale decreased $0.96 million during the first nine months of 2015 versus the first nine months in 2014 due to the partial sale of a marketable equity security in the first quarter of 2014.
Other income was flat and increased $0.60 million or 6.81% for the three and nine months ended September 30, 2015 over the same periods a year ago. The increase during the first nine months of 2015 compared to the same period a year ago was due to decreased losses on partnership investments, increased customer swap fees and claim proceeds from bank owned life insurance offset by lower monogram fund income and a one-time valuation adjustment in 2014 which was not present in 2015.
NONINTEREST EXPENSE
Noninterest expense for the three month period ended September 30, 2015 and 2014 was $41.07 million and $37.65 million, respectively. Noninterest expense for the nine month period ended September 30, 2015 and 2014 was $117.37 million and $108.05 million, respectively The following table shows the details of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest expense:
Salaries and employee benefits	$21,835	$20,790	$63,554	$59,099
Net occupancy expense	2,496	2,252	7,302	6,924
Furniture and equipment expense	4,604	4,415	13,471	13,065
Depreciation - leased equipment	4,858	3,571	13,342	10,110
Professional fees	1,237	1,158	3,215	3,348
Supplies and communication	1,307	1,424	4,122	4,153
FDIC and other insurance	848	856	2,544	2,570
Business development and marketing expense	1,244	1,218	3,507	3,801
Loan and lease collection and repossession expense	416	652	485	140
Other expense	2,223	1,317	5,828	4,839
Total noninterest expense	$41,068	$37,653	$117,370	$108,049

Noninterest expense increased $3.42 million or 9.07% for the third quarter and $9.32 million or 8.63% for year-to-date 2015 as compared to the same periods in 2014. Professional fees increased slightly during the third quarter of 2015 and decreased slightly during the first nine months of 2015 compared to the same periods a year ago. Supplies and communication expense and FDIC and other insurance expense decreased slightly during the third quarter and first nine months of 2015 compared to the same periods a year ago.
Salaries and employee benefits increased $1.05 million or 5.03% and $4.46 million or 7.54% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase for the third quarter 2015 was due to higher base salary and producer commissions offset by lower group insurance costs. The increase for the year-to date 2015 period was due to higher base salary, executive incentives and group insurance costs. Higher base salary expense was primarily due to more full-time equivalent employees as a result of opening three new banking centers in 2014 and two new banking centers in 2015, temporary summer staffing and normal annual performance raises. Group insurance costs have increased as a result of higher claims experience.

Net occupancy expense increased $0.24 million or 10.83% during the third quarter of 2015 and increased $0.38 million or 5.46% for year-to-date 2015 compared to the same periods in 2014. The increase during the third quarter was mainly attributed to increased premises repairs. Year-to-date net occupancy expense was higher mainly due to increased real estate taxes in 2015 as a result of assessments on new banking centers and remodeling to existing banking centers, real estate tax appeal settlements received in 2014 and increased premises repairs.
Furniture and equipment expense increased $0.19 million or 4.28% during the third quarter of 2015 and increased $0.41 million or 3.11% for year-to-date 2015 compared to the same periods in 2014. Furniture and equipment expense was higher in 2015 mainly due to increased software and equipment maintenance costs, computer processing charges and equipment repairs.
During the third quarter and first nine months of 2015, depreciation on leased equipment increased $1.29 million or 36.04% and $3.23 million or 31.97%, respectively in conjunction with the increase in equipment rental income as compared to the same periods one year ago.
Business development and marketing expense increased slightly for the three months ended September 30, 2015 versus the three months ended September 30, 2014 and decreased $0.29 million or 7.73% for the nine months ended September 30, 2015 versus the nine months ended September 30, 2014. The decrease during the first nine months of 2015 was mainly due to lower charitable contributions offset by increased marketing promotions.
Loan and lease collection and repossession expense decreased $0.24 million or 36.20% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to a decrease in collection and repossession expenses and lower repurchased mortgage loan losses offset by increased valuation adjustments and fewer gains on the sale of other real estate owned. Loan and lease collection and repossession expense increased $0.35 million or 246.43% in the nine month period ended September 30, 2015 compared to the same period a year ago mainly due to increased valuation adjustments and lower gains on the sale of other real estate owned and repossessions offset by a reduction in collection and repossession expenses and lower repurchased mortgage loan losses.
Other expenses increased $0.91 million or 68.79% during the third quarter of 2015 and increased $0.99 million or 20.44% during the nine months ended September 30, 2015 respectively, as compared to the same periods in 2014. The increase during the third quarter of 2015 over a year ago primarily related to higher residential mortgage foreclosure expenses, employment and relocation expenses and the write-down on a property held for sale. The increase during the first nine months of 2015 over the same period in 2014 was mainly due to higher residential mortgage foreclosure expenses, employment and relocation expenses, write-downs on fixed assets and increased debit card losses.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2015 was $7.35 million and $23.13 million respectively, compared to $6.30 million and $21.83 million for the same periods in 2014. The effective tax rates were 34.55% and 29.64% for the third quarter ended September 30, 2015 and 2014, respectively and 34.94% and 33.63% for the nine months ended September 30, 2015 and 2014 respectively. The provision for income taxes included a one-time benefit of $1.18 million which resulted in a lower effective tax rate for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2015. This benefit was the result of a reduction in uncertain tax positions due to settlements with taxing authorities and the lapse of the applicable statute of limitations.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2014. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
As previously reported, 1st Source Bank, as the trustee (the “Trustee”) of the Morris Family Trusts for Ernestine M. Raclin, Chairman Emeritus of the Company, and other beneficiaries, requested approval of the Probate Court of St. Joseph County Indiana to divide the Morris Family Trusts into four separate family trust lines. The Trustee also sought other relief regarding the trusts including approving its accounts. The action was taken for financial and estate planning purposes, including the possible divesture of some 1st Source Corporation common stock owned by the Trusts. Shares at issue in the probate action held by the Morris Family Trusts represent approximately 21% of the outstanding common stock of the Company. 1st Source Bank has served as Trustee continuously since 1985. The four family trust lines correspond to the four children of Mrs. Raclin. (Mrs. Raclin's daughter, Carmen is the wife of Christopher J. Murphy III, the Chairman of the Board and Chief Executive Officer of the Company.) In a response filed on September 28, 2012, two of the siblings and their respective children filed a joint answer to the Trustee’s petition and a counter-petition setting forth their objection to the Trustee’s proposed division of the Morris Family Trusts into four family trust lines. They also sought affirmative relief, alleging that the Trustee breached its duties by, among other things, failing to diversify the assets in the Morris Family Trusts.

The parties reached a settlement of these proceedings, which was approved by the Court on October 8, 2015 and became effective on such date. Pursuant to the settlement agreement, the Morris Family Trusts were divided into the four separate family trust lines and the trusts were modified to allow representatives of the four respective family trust lines (if and when they so choose) to direct the trustee (or appoint a special trustee) to diversify the 1st Source stock holdings in such trusts. As part of the settlement, 1st Source Corporation agreed to cooperate with actions of the trustee to liquidate 1st Source shares at the respective and separate future directions of such family representatives that may be given from time to time. Such cooperation includes filing, and maintaining the effectiveness of, a “shelf” registration statement with the Securities and Exchange Commission covering such trust shares and shares held by members of the families within such family lines. Each family line representative may also separately direct the trustee to vote 1st Source shares in the trusts of such family line in accordance with the recommendations of a public proxy guidance service. If the family representative appoints a special trustee for shares in one or more trusts in such representative’s family group, the special trustee will have power to vote such shares. Pursuant to the settlement, 1st Source Bank agreed to afford a credit in respect of certain trustee fees associated with the trusts in the amount of $150,000 and 1st Source agreed to bear up to $400,000 of certain expenses associated with potential transactions in future periods to diversify 1st Source shares held in the Morris Family Trusts.

This matter was described in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2014.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2015	—	$—	—	1,831,608
August 01 - 31, 2015	35,970	29.31	35,970	1,795,638
September 01 - 30, 2015	82,464	30.01	82,464	1,713,174

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000** shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 286,826** shares.
**Unadjusted for 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.
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

1st Source Corporation

DATE	October 22, 2015	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	October 22, 2015	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer