Form 10-K
period 2015-12-31
1ST SOURCE CORP
filed 2016-02-19
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $644,319,912

The number of shares outstanding of each of the registrant’s classes of stock as of February 12, 2016: Common Stock, without par value — 25,880,275 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2016 Proxy Statement for the 2016 annual meeting of shareholders to be held April 21, 2016, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and investment management services, and insurance to individual and business clients through most of our 81 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank’s Specialty Finance Group, with 22 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks and construction equipment. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2015, we had consolidated total assets of $5.19 billion, total loans and leases of $3.99 billion, total deposits of $4.14 billion, and total shareholders’ equity of $644.05 million.
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
Commercial, Agricultural, and Real Estate Loans — 1st Source Bank provides commercial, small business, agricultural, and real estate loans to primarily privately owned business clients mainly located within our regional market area. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, and acquisition financing. Other services include commercial leasing, treasury management services and retirement planning services.
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
Specialty Finance Group Services — 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive equipment loan and lease finance products addressing the financing needs of a broad array of companies. This group can be broken down into four areas: new and used aircraft; auto and light trucks; construction equipment; and medium and heavy duty trucks.
Aircraft financing consists of financings for new and used general aviation aircraft (including helicopters) for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. We have for many years, on a limited and selective basis, provided international aircraft financing, primarily in Mexico and Brazil. Aircraft finance receivables generally range from $500,000 to $25 million with fixed or variable interest rates and terms of one to ten years.
The auto and light truck division (including specialty vehicles such as shuttle buses, step vans, motor coach's and funeral cars) consists of fleet financings to automobile rental and leasing companies, light truck rental and leasing companies, and single to fleet financing for users of special purpose vehicles. The auto and light truck finance receivables generally range from $100,000 to $20 million with fixed or variable interest rates and terms of one to five years.
Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes, loaders, and trash and recycling equipment, etc.) to the construction industry. Construction equipment finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of one to seven years.

The medium and heavy duty truck division provides fleet financing for highway tractors and trailers and delivery trucks to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $500,000 to $15 million with fixed or variable interest rates and terms of three to seven years.
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
1ST SOURCE INSURANCE, INC.
1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance products and services to individuals and businesses covering corporate and personal property, casualty insurance, and individual and group health and life insurance. 1st Source Insurance, Inc. has ten offices.
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
EMPLOYEES
At December 31, 2015, we had approximately 1,150 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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
We are a registered bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA), and, as such, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). We are required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.
The Bank, as an Indiana state bank and member of the Federal Reserve System, is supervised by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve. As such, 1st Source Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the Federal Deposit Insurance Corporation (FDIC) provides deposit insurance to the Bank, we are also subject to supervision and regulation by the FDIC (even though the FDIC is not our primary Federal regulator).
Bank Holding Company Act — Under the BHCA our activities are limited to business so closely related to banking, managing, or controlling banks as to be a proper incident thereto. We are also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to address a wide variety of banking issues. In general, FDICIA provided for the recapitalization of the former Bank Insurance Fund, deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2015, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.
FDIC Deposit Insurance Assessments —The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was signed into law on July 21, 2010, changes how the FDIC calculates deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directs the FDIC to calculate the deposit insurance assessments payable by each insured depository institution based generally upon the institution’s average total consolidated assets minus its average tangible equity during the assessment period. Previously, an institution's assessments were based on the amount of its insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.
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

Emergency Economic Stabilization Act of 2008 — The Emergency Economic Stabilization Act of 2008 (EESA), among other things, temporarily increased the standard maximum deposit insurance amount from $100,000 to $250,000. This temporary increase in the scope of deposit insurance coverage was originally set to expire on December 31, 2013, but the Dodd-Frank Act made this temporary increase permanent. Under the Troubled Asset Relief Program established by EESA, the U.S. Treasury Department (Treasury) announced a Capital Purchase Program (CPP). CPP was designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and support the U.S. economy. Under the program, Treasury could purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program was available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that timely submitted applications to Treasury. EESA provided for Treasury to determine an applicant’s eligibility to participate in the CPP after consulting with the appropriate federal banking agency.
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
Regulations Governing Extensions of Credit — The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or our subsidiaries, or investments in our securities and on the use of our securities as collateral for loans to any borrowers. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA, certain regulations of the Federal Reserve, state laws and many other Federal laws govern the extensions of credit and generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on the condition that the customer obtain additional services from the bank’s holding company or from one of its subsidiaries.
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
Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. For 2016, the Bank must maintain reserves of 3.00% against net transaction accounts greater than $15.20 million and up to $110.20 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $110.20 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.
Dividends — The ability of the Bank to pay dividends is limited by state and Federal laws and regulations that require the Bank to obtain the prior approval of the DFI and the Federal Reserve Bank of Chicago before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank may pay may also be limited by certain covenant agreements and by the principles of prudent bank management. See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of dividend limitations.

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
Consumer Financial Protection Laws — The Bank is subject to a number of federal and state consumer financial protection laws and regulations that extensively govern its transactions with consumers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Service Members Civil Relief Act. 1st Source Bank must also comply with applicable state usury laws and other laws prohibiting unfair and deceptive acts and practices. These laws, among other things, require disclosures of the cost of credit and the terms of deposit accounts, prohibit discrimination in credit transactions, regulate the use of credit report information, restrict the Bank's ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of these laws may expose us to liability from potential lawsuits brought by affected customers. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce these consumer financial protection laws, in which case we may be subject to regulatory sanctions, civil money penalties, and customer rescission rights. Failure to comply with these laws may also cause the Federal Reserve or DFI to deny approval of any applications we may file to engage in merger and acquisition transactions with other financial institutions.

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
The Volcker Rule — The Dodd-Frank act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The statutory provision implementing these restrictions is commonly called the “Volcker Rule.” To implement the Volcker Rule, federal regulators issued final rules in December 2013 that were to become effective April 2014. The Federal Reserve subsequently issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015, and extended the compliance date for banks to conform their investments in certain “legacy covered funds” until July 21, 2016. These final rules exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rules on our business, but we do not currently anticipate that the Volcker rule will have a material effect on our business, financial condition and results of operations.
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
These new minimum capital ratios became effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. Management believes that, as of December 31, 2015, 1st Source and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Liquidity Requirements — Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In September 2015, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e,. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to 1st Source or the Bank. The federal bank regulators have not yet proposed rules to implement the NSFR, but the Federal Reserve has stated its intent to adopt a version of this measure as well.
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
Our aircraft portfolio has foreign exposure, particularly in Mexico and Brazil. We establish exposure limits for each country through a centralized oversight process, and in consideration of relevant economic, political, social and legal risks. We monitor exposures closely and adjust our country limits in response to changing conditions. Currency fluctuations could have a negative impact on our client's cost of paying dollar denominated debts and, as a result, we could experience higher delinquency in this portfolio.
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

Operational Risks
We are dependent upon the services of our management team — Our future success and profitability is substantially dependent upon our management and the banking acumen of our senior executives. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. We are especially dependent on a limited number of key management personnel, many of whom do not have employment agreements with us. The loss of the chief executive officer and other senior management and key personnel could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Many of these senior officers have primary contact with our clients and are important in maintaining personalized relationships with our client base. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our businesses and could have a material adverse effect on our businesses, financial condition, and results of operations.
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
Our accounting estimates and risk management processes rely on analytical and forecasting models — The processes we use to estimate our probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the reserve for loan and lease losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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
The fact that certain significant shareholders have additional shares registered for sale may depress market prices of our common stock — We have filed a registration statement with the SEC covering the potential sale by 1st Source Bank as trustee of the certain trusts established for the benefit of the extended families of two of the children of Ernestine Raclin. Approximately 1.9 million shares of our common stock remained registered for sale as of December 31, 2015, and may be sold after February 28, 2016, under the registration statement at the direction of the principal beneficiaries of the pertinent trusts and certain other selling shareholders. Such holders may choose to sell their remaining registered shares at any time. Some market participants may assume that such remaining shares will become available to the market relatively soon and choose to defer purchasing our shares on the market. This may, in turn have an effect of depressing the market price for our common stock. In addition, the future sale of substantial amounts of common stock by the holders of such registered shares may also depress the market price of our common stock.
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
Managing reputational risk is important to attracting and maintaining customers, investors, and employees — Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding our business, employees, or customers, with or without merit, and could result in the loss of customers, investors, or employees, costly litigation, a decline in revenues, and increased government regulation.

 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2015, 1st Source leases approximately 69% of the office space in this complex.
At December 31, 2015, we also owned property and/or buildings where 57 of 1st Source Bank’s 81 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana and Berrien, Cass, and Kalamazoo Counties in the State of Michigan, as well as an operations center and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
During 2015, we continued work on our banking center network by investing approximately $6 million which primarily related to the opening of three new banking centers and relocating two other ones in various markets. In 2014, we made an investment of approximately $8 million refurbishing six banking centers and opening three new ones in our Fort Wayne, Indiana region.
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

	2015 Sales Price		Cash Dividends	2014 Sales Price		Cash Dividends
Common Stock Prices* (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$31.35	$26.95	$0.164	$29.64	$25.05	$0.155
June 30	31.75	27.69	0.164	30.19	26.15	0.164
September 30	32.37	28.06	0.164	29.02	25.27	0.164
December 31	34.35	29.35	0.180	32.02	25.45	0.164
*Share and per share figures have been adjusted for 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.
As of February 12, 2016, there were 854 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

225
200
175
150
125
100
75
50
2010
2011
2012
2013
2014
2015
100
100
100
129
99
85
116
116
102
172
163
145
189
187
154
200
191
164
1st Source
NASDAQ Index
Peer Group

* Assumes $100 invested on December 31, 2010, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 45 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.
NOTE: Total return assumes reinvestment of dividends.

The following table shows our share repurchase activity during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2015	6,167	$33.14	6,167	1,707,007
November 01 - 30, 2015	20,915	31.93	20,915	1,686,092
December 01 - 31, 2015	28,640	31.07	28,640	1,657,452

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000** shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 342,548** shares.
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

(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Interest income	$184,684	$178,554	$179,585	$182,085	$187,523
Interest expense	18,163	18,225	22,768	30,309	39,123
Net interest income	166,521	160,329	156,817	151,776	148,400
Provision for loan and lease losses	2,160	3,733	772	5,752	3,129
Net interest income after provision for loan and lease losses	164,361	156,596	156,045	146,024	145,271
Noninterest income	83,316	77,887	77,212	81,192	80,872
Noninterest expense	159,114	150,040	149,314	151,536	152,354
Income before income taxes	88,563	84,443	83,943	75,680	73,789
Income taxes	31,077	26,374	28,985	26,047	25,594
Net income	$57,486	$58,069	$54,958	$49,633	$48,195

Assets at year-end	$5,187,916	$4,829,958	$4,722,826	$4,550,693	$4,374,071
Long-term debt and mandatorily redeemable securities at year-end	57,379	56,232	58,335	71,021	37,156
Shareholders’ equity at year-end	644,053	614,473	585,378	558,655	523,918
Basic net income per common share*	2.17	2.17	2.03	1.83	1.78
Diluted net income per common share*	2.17	2.17	2.03	1.83	1.78
Cash dividends per common share*	0.671	0.645	0.618	0.600	0.582
Dividend payout ratio	30.85%	29.71%	30.49%	32.67%	32.65%
Return on average assets	1.15%	1.21%	1.19%	1.11%	1.09%
Return on average common shareholders' equity	9.05%	9.65%	9.55%	9.10%	9.51%
Average common shareholders' equity to average assets	12.72%	12.52%	12.49%	12.20%	11.51%
*Per share data gives retrospective effect to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
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
All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation, and do not undertake, to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made. We have expressed our expectations, beliefs, and projections in good faith and we believe they have a reasonable basis. However, we make no assurances that our expectations, beliefs, or projections will be achieved or accomplished. The results or outcomes indicated by our forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following:

•	Local, regional, national, and international economic conditions and the impact they may have on us and our clients and our assessment of that impact.

•	Changes in the level of nonperforming assets and charge-offs.

•	Changes in estimates of future cash reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market, and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	Substantial changes in the cost of fuel.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by others.

•	Changes in consumer spending, borrowings, and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The ability to expand effectively into new markets that we target.

•	Changes in the competitive environment among bank holding companies.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we and our subsidiaries must comply.

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

EARNINGS SUMMARY
Net income in 2015 was $57.49 million, down from $58.07 million in 2014 and up from $54.96 million in 2013. Diluted net income per common share was $2.17 in 2015 and 2014, and $2.03 in 2013. Return on average total assets was 1.15% in 2015 compared to 1.21% in 2014, and 1.19% in 2013. Return on average common shareholders’ equity was 9.05% in 2015 versus 9.65% in 2014, and 9.55% in 2013.
Net income in 2015, as compared to 2014, was positively impacted by a $6.19 million or 3.86% increase in net interest income and a $1.57 million or 42.14% decrease in provision for loan and lease losses and a $5.43 million or 6.97% increase in noninterest income, which was offset by $9.07 million or 6.05% increase in noninterest expense and a $4.70 million or 17.83% increase in in income tax expense. Net income in 2014 was positively impacted by a $3.51 million or 2.24% increase in net interest income and a $2.61 million or 9.01% decrease in income tax expense, which was offset by a $2.96 million or 383.55% increase in provision for loan and lease losses over 2013.
Dividends paid on common stock in 2015 amounted to $0.671 per share, compared to $0.645 per share in 2014, and $0.618 per share in 2013. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable equivalent basis was 3.60% in 2015, compared to 3.59% in 2014 and 3.67% in 2013. Net interest income was $166.52 million for 2015, compared to $160.33 million for 2014 and $156.82 million for 2013. Tax-equivalent net interest income totaled $168.22 million for 2015, up $6.05 million from the $162.17 million reported in 2014. Tax-equivalent net interest income for 2014 was up $3.53 million from the $158.64 million reported for 2013.
During 2015, average earning assets increased $155.18 million while average interest-bearing liabilities increased $64.35 million over the comparable period in 2014. The yield on average earning assets decreased 1 basis point to 3.99% for 2015 from 4.00% for 2014 due to the reduction in loan and investment yields. Loan and lease net interest recoveries of $3.97 million in 2015, $1.59 million in 2014, and $3.88 million in 2013 helped offset continued pressure in the current interest rate environment. Total cost of average interest-bearing liabilities decreased 2 basis points to 0.52% during 2015 from 0.54% in 2014 as a result of the current low interest rate environment. The result was an increase of 1 basis point to net interest spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities.
The largest contributor to the decrease in the yield on average earning assets in 2015 was the 3 basis point decrease in the loan and lease portfolio yield. Average net loans and leases increased $197.16 million or 5.42% in 2015 from 2014 while the yield decreased to 4.39%.
During 2015, the tax-equivalent yield on securities available for sale decreased 10 basis points to 2.08% while the average balance decreased $35.04 million. Average mortgages held for sale decreased $0.04 million during 2015 and the yield decreased 19 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper decreased $6.90 million during 2015 while the yield increased 46 basis points. The increase in yield was primarily a result of lower outstanding balances at higher rates.
Average interest-bearing deposits increased $91.30 million during 2015 while the effective rate paid on those deposits decreased 1 basis point. Average noninterest-bearing demand deposits increased $92.02 million during 2015.
Average short-term borrowings decreased $26.44 million during 2015 while the effective rate paid decreased 1 basis point. Average long-term debt decreased $0.51 million during 2015 as the effective rate decreased 21 basis points. The decrease in effective rate was primarily due to higher rates on mandatorily redeemable securities in 2014.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities:
Taxable	$664,480	$11,929	1.80%	$694,830	$13,054	1.88%	$731,371	$14,414	1.97%
Tax-exempt	122,500	4,406	3.60	127,191	4,834	3.80	109,427	4,565	4.17
Mortgages held for sale	11,099	439	3.96	11,143	462	4.15	7,571	300	3.96
Net loans and leases	3,837,149	168,611	4.39	3,639,985	161,027	4.42	3,433,938	161,192	4.69
Other investments	33,583	997	2.97	40,482	1,016	2.51	43,600	940	2.16
Total earning assets	4,668,811	186,382	3.99	4,513,631	180,393	4.00	4,325,907	181,411	4.19
Cash and due from banks	61,400			62,263			58,762
Reserve for loan and lease losses	(87,208)			(86,982)			(85,203)
Other assets	351,205			317,893			308,483
Total assets	$4,994,208			$4,806,805			$4,607,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$3,106,990	$11,489	0.37%	$3,015,693	$11,356	0.38%	$3,010,183	$16,604	0.55%
Short-term borrowings	236,940	484	0.20	263,377	541	0.21	154,804	211	0.14
Subordinated notes	58,764	4,220	7.18	58,764	4,220	7.18	58,764	4,220	7.18
Long-term debt and mandatorily redeemable securities	57,245	1,970	3.44	57,757	2,108	3.65	62,807	1,733	2.76
Total interest bearing liabilities	3,459,939	18,163	0.52	3,395,591	18,225	0.54	3,286,558	22,768	0.69
Noninterest bearing deposits	854,070			762,050			690,326
Other liabilities	44,702			47,272			55,403
Shareholders’ equity	635,497			601,892			575,662
Total liabilities and shareholders’ equity	$4,994,208			$4,806,805			$4,607,949
Net interest income		$168,219			$162,168			$158,643
Net interest margin on a tax equivalent basis			3.60%			3.59%			3.67%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2015 compared to 2014
Interest earned on:
Investment securities:
Taxable	$(558)	$(567)	$(1,125)
Tax-exempt	(173)	(255)	(428)
Mortgages held for sale	(2)	(21)	(23)
Net loans and leases	8,715	(1,131)	7,584
Other investments	(187)	168	(19)
Total earning assets	$7,795	$(1,806)	$5,989
Interest paid on:
Interest bearing deposits	$342	$(209)	$133
Short-term borrowings	(54)	(3)	(57)
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	(18)	(120)	(138)
Total interest bearing liabilities	$270	$(332)	$(62)
Net interest income	$7,525	$(1,474)	$6,051

2014 compared to 2013
Interest earned on:
Investment securities:
Taxable	$(718)	$(642)	$(1,360)
Tax-exempt	594	(325)	269
Mortgages held for sale	147	15	162
Net loans and leases	9,385	(9,550)	(165)
Other investments	(58)	134	76
Total interest earning assets	$9,350	$(10,368)	$(1,018)
Interest paid on:
Interest bearing deposits	$21	$(5,269)	$(5,248)
Short-term borrowings	190	140	330
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	(124)	499	375
Total interest bearing liabilities	$87	$(4,630)	$(4,543)
Net interest income	$9,263	$(5,738)	$3,525
Noninterest Income — Noninterest income increased $5.43 million or 6.97% in 2015 from 2014 following a slight increase in 2014 over 2013. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2015	2014	2013
Noninterest income:
Trust fees	$19,126	$18,511	$17,383
Service charges on deposit accounts	9,313	8,684	9,177
Debit card income	10,217	9,585	8,882
Mortgage banking income	4,570	5,381	5,944
Insurance commissions	5,465	5,556	5,492
Equipment rental income	22,302	17,156	16,229
Gains (losses) on investment securities available-for-sale	4	963	(168)
Other income	12,319	12,051	14,273
Total noninterest income	$83,316	$77,887	$77,212

Trust fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased by $0.62 million or 3.32% in 2015 from 2014 compared to an increase of $1.13 million or 6.49% in 2014 over 2013. Trust fees are largely based on the size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2015 and 2014 was $3.78 billion and $3.95 billion, respectively. At December 31, 2015, these trust assets were comprised of $2.35 billion of personal and agency trusts and estate administration assets, $1.00 billion of employee benefit plan assets, $0.35 million of individual retirement accounts, and $0.08 million of custody assets.
Service charges on deposit accounts grew by $0.63 million or 7.24% in 2015 from 2014 compared to a decrease of $0.49 million or 5.37% in 2014 from 2013. The increase in service charges on deposit accounts in 2015 reflects an increase in statement fees and ATM fees due to a change in the fee structure that went into effect January 1, 2015 and higher nonsufficient fund transactions. The decrease in service charges on deposit accounts in 2014 was primarily due to lower volumes of nonsufficient fund transactions.
Debit card income improved $0.63 million or 6.59% in 2015 from 2014 compared to an increase of $0.70 million or 7.91% in 2014 from 2013. The increase in 2015 and 2014 was the result of an increased volume of debit card transactions.
Mortgage banking income declined $0.81 million or 15.07% in 2015 over 2014, compared to a decrease of $0.56 million or 9.47% in 2014 over 2013. We had no MSR impairment in 2015, 2014 or 2013. During 2015, 2014 and 2013, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2015, mortgage banking income was negatively impacted by decreased gains on loan sales due to reduced profit margins and higher MSR amortization expense. During 2014, mortgage banking income was negatively impacted by decreased gains on loan sales due to reduced profit margins offset by lower MSR amortization expense and higher secondary market loan production volumes.
Insurance commissions decreased slightly in 2015 compared to 2014 and increased slightly in 2014 compared to 2013.
Equipment rental income generated from operating leases increased by $5.15 million or 30.00% during 2015 from 2014 compared to an increase of $0.93 million or 5.71% during 2014 from 2013. The average equipment rental portfolio increased 35.13% in 2015 over 2014 and 5.55% in 2014 over 2013 as the result of improving market conditions for equipment finance mainly in construction equipment, auto and light trucks and medium and heavy duty trucks. In 2015 and 2014 the increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Sales of investment securities available-for-sale resulted in gains of $4,000 for the year ended 2015 compared to gains of $0.96 million for the year ended 2014 and losses of $0.17 million for the year ended 2013. During 2015, gains were the result of sales of U.S. States and political subdivisions securities. The gains in 2014 were the result of a sale of a marketable equity security. The loss in 2013 related to an investment portfolio loss on an adjustable rate security.
Other income increased $0.27 million or 2.22% in 2015 from 2014 compared to a decrease of $2.22 million or 15.57% in 2014 from 2013. The increase in 2015 was mainly the result of lower losses on partnership investments, higher customer swap fees and claim proceeds from bank owned life insurance offset by lower monogram fund income and a one-time valuation adjustment in 2014. The decrease in 2014 was mainly the result of losses on partnership investments, lower monogram fund income, dividend income and customer swap fees offset by higher mutual fund income.
Noninterest Expense — Noninterest expense increased $9.07 million or 6.05% in 2015 over 2014 following a slight increase in 2014 from 2013. The following table shows Noninterest expense for the recent three years ended December 31.

(Dollars in thousands)	2015	2014	2013
Noninterest expense:
Salaries and employee benefits	$86,133	$80,488	$79,783
Net occupancy expense	9,768	9,311	8,700
Furniture and equipment expense	18,348	17,657	16,895
Depreciation — leased equipment	18,280	13,893	13,055
Professional fees	4,682	5,046	5,321
Supplies and communications	6,011	5,589	5,690
FDIC and other insurance	3,412	3,384	3,462
Business development and marketing expense	4,837	6,049	4,938
Loan and lease collection and repossession expense	667	1,102	4,030
Other expense	6,976	7,521	7,440
Total noninterest expense	$159,114	$150,040	$149,314
Total salaries and employee benefits increased $5.65 million or 7.01% in 2015 from 2014, following a $0.71 million or 0.88% increase in 2014 from 2013.

Employee salaries increased $4.32 million or 6.70% in 2015 from 2014 compared to an increase of $0.53 million of 0.83% in 2014 from 2013. The increase in 2015 was a result of higher base salaries, producer commissions and executive incentives. Higher base salary expense was primarily due to more full-time equivalent employees as a result of opening three new banking centers in 2014 and one new banking center in 2015, filling other open positions and normal performance raises. Producer commissions increased primarily in the areas of insurance and trust due to new client relationships. The increase in 2014 was a result of higher base salaries offset by lower producer commissions. Higher base salary expense was primarily due to more full time equivalent employees as a result of opening three new banking centers and increases from the annual performance raises. Producer commissions were lower due to decreased residential mortgage loan production volumes.
Employee benefits increased $1.33 million or 8.28% in 2015 from 2014, compared to a slight increase in 2014 from 2013. During 2015, group insurance costs increased as a result of higher claims experience including the removal of lifetime caps and other various items under the Affordable Care Act.
Occupancy expense increased $0.46 million or 4.91% in 2015 from 2014, compared to an increase of $0.61 million or 7.02% in 2014 from 2013. The higher expense in 2015 was mainly due to increased real estate taxes as a result of assessments on new banking centers and remodeling to existing banking centers, real estate tax appeal settlements received in 2014 and increased premises repairs. The higher expense in 2014 was mainly due to higher snow removal services and real estate taxes..
Furniture and equipment expense, including depreciation, grew by $0.69 million or 3.91% in 2015 from 2014 compared to an increase of $0.76 million or 4.51% in 2014 from 2013. The higher expense during 2015 was primarily due to increased software and equipment maintenance costs, computer processing charges and equipment repairs. The higher expense in 2014 was in the areas of computer processing charges and equipment repair. Additionally, in 2014 purchases of furniture and equipment increased due to renovations of six existing banking centers and the opening of three new banking centers.
Depreciation on equipment owned under operating leases increased $4.39 million or 31.58% in 2015 from 2014, following a $0.84 million or 6.42% increase in 2014 from 2013. In 2015 and 2014, depreciation on equipment owned under operating leases changed in conjunction with the increase in equipment rental income.
Professional fees declined $0.36 million or 7.21% in 2015 from 2014, compared to a $0.28 million or 5.17% decrease in 2014 from 2013. The decrease in 2015 was primarily due to lower audit fees and the reduced utilization of consulting services offset by higher director fees. The decrease in 2014 was primarily due to the reduced utilization of consulting services.
Supplies and communications expense increased $0.42 million or 7.55% in 2015 from 2014, and decreased slightly in 2014 from 2013. The increase in 2015 was mainly the result of replacing debit cards with the new embedded EMV chip.
FDIC and other insurance expense was flat in 2015 from 2014 and flat in 2014 from 2013.
Business development and marketing expenses were reduced by $1.21 million or 20.04% in 2015 from 2014 compared to a $1.11 million or 22.50% increase in 2014 from 2013. The lower expense in 2015 was primarily the result of decreased charitable contributions offset by increased marketing promotions. The higher expense in 2014 was the result of increased charitable contributions and increased retail marketing.
Loan and lease collection and repossession expenses decreased $0.44 million or 39.47% in 2015 from 2014 compared to a decrease of $2.93 million or 72.66% in 2014 from 2013. Loan and lease collection and repossession expense was lower in 2015 mainly due to a decrease in collection and repossession expenses and lower repurchased mortgage loan losses as a result of fewer loan repurchase requests offset by increased valuation adjustments and fewer gains on the sale of other real estate and repossessions. The decrease in 2014 was mainly due to reduced repurchased mortgage loan losses as a result of fewer loan repurchase requests and gains on the sale of other real estate and repossessions.
Other expenses declined $0.55 million or 7.25% in 2015 as compared to 2014 and were flat in 2014 as compared to 2013. The decrease in 2015 was mainly due to lower expenses related to a previously reported proceeding that involved the Bank as trustee, reduced intangible asset amortization as items fully amortize and fewer writedowns on a property held for sale offset by higher mortgage servicing foreclosure expenses, provision on unfunded loan commitments, employment and relocation expenses and increased debit card losses.
Income Taxes — 1st Source recognized income tax expense in 2015 of $31.08 million, compared to $26.37 million in 2014, and $28.99 million in 2013. The effective tax rate in 2015 was 35.09% compared to 31.23% in 2014, and 34.53% in 2013. The provision for income taxes included a one-time benefit of $3.30 million for the twelve months ended December 31, 2014 which resulted in a lower effective tax rate for 2014 compared to 2015 and 2013. These benefits were the result of a reduction in uncertain tax positions due to settlements with taxing authorities and the lapse of the applicable statute of limitations.

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

(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial and agricultural	$744,749	$710,758	$679,492	$639,069	$545,570
Auto and light truck	425,236	397,902	391,649	396,602	378,604
Medium and heavy duty truck	278,254	247,153	237,854	213,547	217,157
Aircraft financing	778,012	727,665	738,133	696,479	620,782
Construction equipment financing	455,565	399,940	333,088	278,974	261,204
Commercial real estate	700,268	616,587	583,997	554,968	545,457
Residential real estate	464,129	445,759	460,981	438,641	423,606
Consumer	148,479	142,810	124,130	109,273	98,163
Total loans and leases	$3,994,692	$3,688,574	$3,549,324	$3,327,553	$3,090,543
At December 31, 2015, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2015, were $3.99 billion and were 77.00% of total assets, compared to $3.69 billion and 76.37% of total assets at December 31, 2014. Average loans and leases, net of unearned discount, increased $197.16 million or 5.42% and increased $206.05 million or 6.00% in 2015 and 2014, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, increased $33.99 million or 4.78% in 2015 over 2014. Commercial and agricultural lending outstandings were $744.75 million and $710.76 million at December 31, 2015 and December 31, 2014, respectively. This increase was mainly attributed to an improved economy in our target markets, resulting in greater line of credit usage and the financing of increased capital expenditures by our clients. In 2015, we continued to grow our business client base.
Auto and light truck loans increased $27.33 million or 6.87% in 2015 over 2014. At December 31, 2015, auto and light truck loans had outstandings of $425.24 million and $397.90 million at December 31, 2014. This increase was primarily attributable to the expansion of financing with many existing clients and an increase in client base offset by client consolidations during the year.
Medium and heavy duty truck loans and leases grew by $31.10 million or 12.58% in 2015. Medium and heavy duty truck financing at December 31, 2015 and 2014 had outstandings of $278.25 million and $247.15 million, respectively. Most of the increase at December 31, 2015 from December 31, 2014 can be attributed to clients replacing aged equipment.
Aircraft financing at year-end 2015 increased $50.35 million or 6.92% from year-end 2014. Aircraft financing at December 31, 2015 and 2014 had outstandings of $778.01 million and $727.67 million, respectively. The increase during 2015 was mainly due to growth in short-term dealer floor plans and a large helicopter syndication.
Construction equipment financing increased $55.63 million or 13.91% in 2015 compared to 2014. Construction equipment financing at December 31, 2015 had outstandings of $455.57 million, compared to outstandings of $399.94 million at December 31, 2014. The increase in this category was primarily due to a continued gradual improvement in the construction industry and the need to replace older equipment in addition to increases in equipment rental.
Commercial loans secured by real estate, of which approximately 50% is owner occupied, increased $83.68 million or 13.57% in 2015 over 2014. Commercial loans secured by real estate outstanding at December 31, 2015 were $700.27 million and $616.59 million at December 31, 2014. The increase was mainly due to general improvements in the business economy within our markets.
Residential real estate loans were $464.13 million at December 31, 2015 and $445.76 million at December 31, 2014. Residential real estate loans increased $18.37 million or 4.12% in 2015 from 2014. The increase in residential real estate loans was primarily due to higher demand for home equity lines of credit.

Consumer loans increased $5.67 million or 3.97% in 2015 over 2014. Consumer loans outstanding at December 31, 2015, were $148.48 million and $142.81 million at December 31, 2014. The increase during 2015 was due to higher demand in auto, personal loans and other personal line of credit loans as a result of favorable interest rates.
The following table shows the maturities of loans and leases in the categories of commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2015.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural	$361,435	$342,121	$41,193	$744,749
Auto and light truck	180,463	242,756	2,017	425,236
Medium and heavy duty truck	87,258	186,200	4,796	278,254
Aircraft financing	200,031	496,569	81,412	778,012
Construction equipment financing	125,736	305,968	23,861	455,565
Total	$954,923	$1,573,614	$153,279	$2,681,816
The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$1,021,358	$552,256	$1,573,614
Over 5 Years	34,421	118,858	153,279
Total	$1,055,779	$671,114	$1,726,893
During 2015, approximately 66% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $9.83 million at December 31, 2015 and were $13.60 million at December 31, 2014. Although 1st Source Bank is participating in the U.S. Treasury Making Home Affordable programs, we do not feel it has a material effect on our financial condition or results of operations.
1st Source Bank sells residential mortgage loans to Fannie Mae as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in recent years. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as “repurchases.” Within the industry, repurchase demands had been increasing during prior years but did slow during 2014 and continued to decrease in 2015. While we believe the loans we have underwritten and sold to these entities have met or exceeded applicable transaction parameters, we must acknowledge the trend of mortgage insurance rescissions and speculative repurchase requests. Our exposure risk for repurchases starts to reduce in 2016 as a result of the enhancements made by FNMA in 2013 to the selling representations and warranties framework as warranties on loans sold after implementation of such changes lapse.
Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.98 million and $1.72 million as of December 31, 2015 and 2014, respectively. Our expense (recovery) for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $(0.75) million in 2015 compared to $(0.27) million in 2014 and $1.99 million in 2013. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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
During 2015, the medium-term portion of the look-back period was seven years given that 2009 through 2015 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent seven year period in our calculation, as we feel it is most consistent with our current expectations for 2016. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
Weaknesses negatively impacting the U.S. recovery, are geopolitical events. Current concerns include the unrelenting decline in oil prices, the continued slowdown in China, the weak EU economies, the recessionary pressures in Japan and Brazil (with the resultant decline in value of the real), the geopolitical threats to the Russian economy as well as the economic decline due to Russia’s significant dependence on oil, and the heightened concerns of terrorist attacks. We include a factor in our loss ratios for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for 2015.
Another area of concern continues to be our aircraft portfolio where we have collateral concentration and $200 million foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen some evidence that depressed private jet markets have stabilized. As the U.S. economy slowly improves, the industry is likely to benefit and we should see a decrease in the fleet of unsold pre-owned aircraft which will result in further strengthening of values. Nevertheless, we remain concerned about the prolonged low prices for several models. We also have foreign exposure in this portfolio, particularly in Mexico and Brazil. The recession in Brazil and the currency fluctuations are having a negative impact on our clients’ cost of paying dollar denominated debts and, as a result, we have experienced delinquency in this portfolio and we continue to experience higher default rates in this portfolio than in our other lending segments. We reassessed our ratios, which were established based on the higher and more volatile loss histories and, notwithstanding more recent currency fluctuation, made a modest adjustment to our reserve ratio for our aircraft portfolio which we believe to be appropriate given our disciplined loan underwriting practices.
We experienced ongoing improvement in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had no charge-offs. Our credit quality is strongest when industry conditions are favorable. Lower gas prices and growth in GDP, and the construction sector, which leads to higher demand for trucking bode well for the industry. Industry concerns include a persistent driver shortage, meeting emissions standards and achieving regulatory compliance. Nevertheless, the underlying industry fundamentals are expected to remain relatively stable. As a result, we maintained our risk factors at levels consistent with last year.
Our construction equipment portfolio is characterized by increasing outstanding loan balances and continued strong credit quality in 2015. The construction industry, which was hard hit during the recession, is benefiting from an improving economy, buoyed by growth in private residential and non-residential construction. The Bank has limited exposure to the industry's weakest sector, energy, which continues to struggle as a result of ongoing declines in oil and gas prices. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. Weak global demand and the strong dollar held down used equipment exports, but the U.S. market remains solid. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.
The auto and light truck portfolio outstanding loan balances remained relatively stable for the past three years, with normal seasonal fluctuations. Used cars held their values in 2015. Industry growth is projected to be accompanied by increasing rental rates, although we anticipate some dampening in the used auto market in 2016. We made a slight downward adjustment to the reserve ratio for the auto portfolio.

There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is guardedly optimistic. While recent economic news indicates modest improvement, exemplified by lower unemployment and increased consumer and small business confidence, the overall declines in the manufacturing sector are concerning. Furthermore, the decline in commodities prices, particularly corn and soybeans, will negatively impact the crop sector of our agriculture portfolio. We anticipate some of our borrowers will be unable to repay their lines of credit in full, resulting in carry-over debt. Overall, we are experiencing trends of generally improving credit quality, with low delinquencies and charge-offs. We have reviewed the calculated loss ratios and the environmental factors and concentration issues affecting these portfolios and incorporated minor adjustments to the reserve ratios as deemed appropriate.
Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with approximately fifty percent of the Bank's exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the great recession, similar to other U.S. markets and we experienced losses from 2009 through 2011. Furthermore, our recent portfolio growth has been in the more risky non-owner occupied sector. Our recent loss history is favorable; however, as a result of our growth in more risky sectors, we remain cautious and made only a modest adjustment to the reserve ratio.
The reserve for loan and lease losses at December 31, 2015, totaled $88.11 million and was 2.21% of loans and leases, compared to $85.07 million or 2.31% of loans and leases at December 31, 2014 and $83.51 million or 2.35% of loans and leases at December 31, 2013. It is our opinion that the reserve for loan and lease losses was appropriate to absorb probable losses inherent in the loan and lease portfolio as of December 31, 2015.
Charge-offs for loan and lease losses were $4.71 million for 2015, compared to $6.03 million for 2014 and $3.83 million for 2013. We had only one sizable charge-off in 2015 and it was on a commercial relationship. The provision for loan and lease losses was $2.16 million for 2015, compared to $3.73 million for 2014 and $0.77 million for 2013.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31.

(Dollars in thousands)	2015	2014	2013	2012	2011
Amounts of loans and leases outstanding at end of period	$3,994,692	$3,688,574	$3,549,324	$3,327,553	$3,090,543
Average amount of net loans and leases outstanding during period	$3,837,149	$3,639,985	$3,433,938	$3,209,490	$3,078,581
Balance of reserve for loan and lease losses at beginning of period	$85,068	$83,505	$83,311	$81,644	$86,874
Charge-offs:
Commercial and agricultural	3,489	5,007	538	524	1,667
Auto and light truck	24	42	226	3,754	105
Medium and heavy duty truck	—	—	57	41	241
Aircraft financing	244	—	1,308	600	4,681
Construction equipment financing	—	4	88	120	853
Commercial real estate	—	99	170	471	3,120
Residential real estate	141	46	316	594	282
Consumer	812	833	1,125	1,532	1,640
Total charge-offs	4,710	6,031	3,828	7,636	12,589
Recoveries:
Commercial and agricultural	851	929	468	484	1,923
Auto and light truck	380	1,283	139	230	133
Medium and heavy duty truck	28	142	462	1,185	44
Aircraft financing	802	240	884	711	964
Construction equipment financing	434	525	323	268	308
Commercial real estate	2,807	347	627	223	346
Residential real estate	11	97	14	43	56
Consumer	281	298	333	407	456
Total recoveries	5,594	3,861	3,250	3,551	4,230
Net (recoveries) charge-offs	(884)	2,170	578	4,085	8,359
Provision for loan and lease losses	2,160	3,733	772	5,752	3,129
Balance at end of period	$88,112	$85,068	$83,505	$83,311	$81,644
Ratio of net (recoveries) charge-offs to average net loans and leases outstanding	(0.02)%	0.06%	0.02%	0.13%	0.27%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.21%	2.31%	2.35%	2.50%	2.64%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	686.23%	239.07%	225.73%	226.03%	143.49%
The following table shows net (recoveries) charge-offs as a percentage of average loans and leases by portfolio type:

	2015	2014	2013	2012	2011
Commercial and agricultural	0.36%	0.58%	0.01%	0.01%	(0.05)%
Auto and light truck	(0.08)	(0.30)	0.02	0.85	(0.01)
Medium and heavy duty truck	(0.01)	(0.06)	(0.19)	(0.53)	0.09
Aircraft financing	(0.07)	(0.03)	0.06	(0.02)	0.61
Construction equipment financing	(0.10)	(0.14)	(0.08)	(0.05)	0.20
Commercial real estate	(0.44)	(0.04)	(0.08)	0.05	0.49
Residential real estate	0.03	(0.01)	0.07	0.13	0.06
Consumer	0.36	0.41	0.67	1.08	1.24
Total net (recoveries) charge-offs to average portfolio loans and leases	(0.02)%	0.06%	0.02%	0.13%	0.27%

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

	2015		2014		2013		2012		2011
(Dollars in thousands)	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$15,456	18.64%	$11,760	19.27%	$11,515	19.14%	$12,326	19.21%	$13,091	17.65%
Auto and light truck	9,269	10.64	10,326	10.79	9,657	11.04	8,864	11.92	7,037	12.25
Medium and heavy duty truck	4,699	6.97	4,500	6.70	4,212	6.70	3,721	6.42	5,174	7.03
Aircraft financing	32,373	19.48	32,234	19.73	34,037	20.80	34,205	20.93	28,626	20.09
Construction equipment financing	7,592	11.40	7,008	10.84	5,972	9.38	5,390	8.38	6,295	8.45
Commercial real estate	13,762	17.53	13,270	16.72	12,406	16.45	13,778	16.68	16,772	17.65
Residential real estate	3,382	11.62	4,102	12.08	4,093	12.99	3,652	13.18	3,362	13.70
Consumer	1,579	3.72	1,868	3.87	1,613	3.50	1,375	3.28	1,287	3.18
Total	$88,112	100.00%	$85,068	100.00%	$83,505	100.00%	$83,311	100.00%	$81,644	100.00%
Nonperforming Assets — Nonperforming assets include loans past due over 90 days, nonaccrual loans, other real estate, repossessions and other nonperforming assets we own. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection.
Nonperforming assets amounted to $20.62 million at December 31, 2015, compared to $42.48 million at December 31, 2014, and $46.75 million at December 31, 2013. During 2015, interest income on nonaccrual loans and leases would have increased by approximately $1.03 million compared to $3.03 million in 2014 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2015 decreased from December 31, 2014, mainly due to decreases in nonaccrual loans and leases. The decrease in nonaccrual loans and leases occurred primarily in the commercial and agricultural, aircraft, and commercial real estate portfolios.

Nonperforming assets at December 31 (Dollars in thousands)	2015	2014	2013	2012	2011
Loans past due over 90 days	$122	$981	$287	$442	$460
Nonaccrual loans and leases:
Commercial and agricultural	4,283	14,284	11,765	9,179	10,966
Auto and light truck	46	38	3,511	35	193
Medium and heavy duty truck	—	56	188	875	3,408
Aircraft financing	4,388	12,473	10,365	5,292	12,526
Construction equipment financing	539	751	1,032	5,285	4,137
Commercial real estate	1,392	4,807	7,064	13,055	20,569
Residential real estate	1,822	1,968	2,399	2,323	4,380
Consumer	248	225	383	373	261
Total nonaccrual loans and leases	12,718	34,602	36,707	36,417	56,440
Total nonperforming loans and leases	12,840	35,583	36,994	36,859	56,900
Other real estate	736	1,109	4,539	7,311	7,621
Former bank premises held for sale	—	626	951	1,034	1,134
Repossessions:
Commercial and agricultural	—	—	23	—	33
Auto and light truck	10	25	145	52	222
Medium and heavy duty truck	—	—	—	—	—
Aircraft financing	6,916	5,123	4,082	—	6,490
Construction equipment financing	—	—	—	—	—
Consumer	1	8	12	11	47
Total repossessions	6,927	5,156	4,262	63	6,792
Operating leases	121	6	—	—	29
Total nonperforming assets	$20,624	$42,480	$46,746	$45,267	$72,476
Nonperforming loans and leases to loans and leases, net of unearned discount	0.32%	0.96%	1.04%	1.11%	1.84%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.50%	1.13%	1.29%	1.25%	2.28%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2015 and 2014, we had $1.03 million and $16.18 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2015, potential problem loans consisted of one construction equipment credit relationship. Weakness in this company’s operating performance and payment patterns has caused us to heighten attention given to this credit.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $205.83 million and $224.51 million as of December 31, 2015 and 2014, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $76.79 million and $116.73 million as of December 31, 2015, respectively, compared to $105.39 million and $100.76 million as of December 31, 2014, respectively. Outstanding balances to borrowers in other countries were insignificant.
INVESTMENT PORTFOLIO
The amortized cost of securities at year-end 2015 increased slightly from 2014, following a decrease from year-end 2013 to year-end 2014. The amortized cost of securities at December 31, 2015 was $781.23 million or 15.06% of total assets, compared to $776.06 million or 16.07% of total assets at December 31, 2014.

The following table shows the amortized cost of securities available-for-sale as of December 31.

(Dollars in thousands)	2015	2014	2013
U.S. Treasury and Federal agencies securities	$389,457	$371,878	$394,558
U.S. States and political subdivisions securities	120,441	121,510	120,416
Mortgage-backed securities — Federal agencies	234,400	248,299	273,495
Corporate debt securities	34,241	31,677	30,828
Foreign government and other securities	800	800	700
Marketable equity securities	1,893	1,893	2,166
Total investment securities available-for-sale	$781,232	$776,057	$822,163
Yields on tax-exempt obligations are calculated on a fully tax equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2015, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$63,841	2.00%
1 – 5 years	325,616	1.45
5 – 10 years	—	—
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	389,457	1.54
U.S. States and political subdivisions securities
Under 1 year	14,792	3.86
1 – 5 years	86,967	3.45
5 – 10 years	18,682	3.16
Over 10 years	—	—
Total U.S. States and political subdivisions securities	120,441	3.46
Corporate debt securities
Under 1 year	5,002	0.87
1 – 5 years	29,239	1.87
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	34,241	1.72
Foreign government and other securities
Under 1 year	—	—
1 – 5 years	800	1.95
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	800	1.95
Mortgage-backed securities — Federal agencies	234,400	2.39
Marketable equity securities	1,893	7.65
Total investment securities available-for-sale	$781,232	2.11%
At December 31, 2015, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2015, the vintage of the underlying loans comprising our securities are: 23% in the years 2014 and 2015; 39% in the years 2012 and 2013; 19% in the years 2010 and 2011; and 19% in years 2009 and prior.

DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$854,070	—%	$762,050	—%	$690,326	—%
Interest bearing demand	1,334,850	0.12	1,296,929	0.12	1,234,145	0.13
Savings	733,848	0.08	710,216	0.08	691,942	0.09
Time	1,038,292	0.89	1,008,548	0.91	1,084,096	1.33
Total deposits	$3,961,060		$3,777,743		$3,700,509
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Other Short-Term Borrowings	Total Borrowings
2015
Balance at December 31, 2015	$130,662	$7,295	$95,272	$233,229
Maximum amount outstanding at any month-end	179,600	14,135	149,783	343,518
Average amount outstanding	145,084	10,722	81,134	236,940
Weighted average interest rate during the year	0.16%	0.27%	0.28%	0.20%
Weighted average interest rate for outstanding amounts at December 31, 2015	0.29%	0.28%	0.38%	0.33%
2014
Balance at December 31, 2014	$138,843	$11,778	$95,201	$245,822
Maximum amount outstanding at any month-end	230,075	17,245	155,573	402,893
Average amount outstanding	143,270	13,137	106,970	263,377
Weighted average interest rate during the year	0.15%	0.26%	0.27%	0.21%
Weighted average interest rate for outstanding amounts at December 31, 2014	0.13%	0.27%	0.29%	0.20%
2013
Balance at December 31, 2013	$181,120	$10,814	$122,197	$314,131
Maximum amount outstanding at any month-end	181,120	16,552	122,197	319,869
Average amount outstanding	121,294	9,035	24,475	154,804
Weighted average interest rate during the year	0.11%	0.22%	0.22%	0.14%
Weighted average interest rate for outstanding amounts at December 31, 2013	0.17%	0.24%	0.28%	0.22%
LIQUIDITY
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2015, average core deposits equaled 74.26% of average total assets, compared to 74.85% in 2014 and 78.35% in 2013. The effective rate of core deposits in 2015 was 0.23%, compared to 0.28% in 2014 and 0.43% in 2013.
Average noninterest bearing core deposits increased 12.08% in 2015 compared to an increase of 10.39% in 2014. These represented 23.03% of total core deposits in 2015, compared to 21.18% in 2014, and 19.12% in 2013.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2015, our reliance on purchased funds increased to 9.79% of average total assets from 9.23% in 2014.
Shareholders’ Equity — Average shareholders’ equity equated to 12.72% of average total assets in 2015, compared to 12.52% in 2014. Shareholders’ equity was 12.41% of total assets at year-end 2015, compared to 12.72% at year-end 2014. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $6.56 million and $9.41 million at December 31, 2015 and 2014, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $529 million.
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
At December 31, 2015, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at December 31, 2015 there was none outstanding, we could borrow approximately $265.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2015, we had $128.04 million outstanding in FHLB advances and could borrow an additional $356.08 million. We also had $424.68 million available to borrow from the FRB with no amounts outstanding as of December 31, 2015.

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

	Percentage Change in Net Interest Income
	December 31, 2015		December 31, 2014
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	4.41%	9.59%	1.12%	8.15%
Up 100	1.55%	3.95%	(0.23)%	3.50%
Down 100	(2.60)%	(6.57)%	(1.94)%	(6.11)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2015 and 2014, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2015, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The following table shows contractual obligation payments by period.

(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Indeterminate maturity	Total
Deposits without stated maturity	—	$2,998,442	$—	$—	$—	$—	$2,998,442
Certificates of deposit	10	510,796	404,867	220,719	4,362	—	1,140,744
Long-term debt	11	6,296	27,268	1,547	4,880	17,388	57,379
Subordinated notes	12	—	—	—	58,764	—	58,764
Operating leases	18	3,492	5,730	4,665	2,117	—	16,004
Purchase obligations	—	22,373	3,969	469	8	—	26,819
Total contractual obligations		$3,541,399	$441,834	$227,400	$70,131	$17,388	$4,298,152
We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2015. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2015.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2015 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

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
QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2015 and 2014.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2015
Interest income	$43,632	$46,214	$46,821	$48,017
Interest expense	4,196	4,549	4,612	4,806
Net interest income	39,436	41,665	42,209	43,211
Provision for loan and lease losses	357	811	992	—
Gains on investment securities available-for-sale	—	4	—	—
Income before income taxes	20,769	24,144	21,281	22,369
Net income	13,511	15,630	13,928	14,417
Diluted net income per common share*	0.51	0.59	0.53	0.55
2014
Interest income	$43,355	$44,850	$45,152	$45,196
Interest expense	4,737	4,688	4,442	4,357
Net interest income	38,618	40,162	40,710	40,839
Provision for (recovery of) loan and lease losses	804	2,543	1,206	(820)
Gains on investment securities available-for-sale	963	—	—	—
Income before income taxes	21,239	22,416	21,243	19,544
Net income	13,632	14,494	14,947	14,996
Diluted net income per common share*	0.50	0.54	0.56	0.57

*The computation of diluted net income per common share gives retrospective recognition to a 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.
Net income was $14.42 million for the fourth quarter of 2015, compared to the $15.00 million of net income reported for the fourth quarter of 2014. Diluted net income per common share for the fourth quarter of 2015 amounted to $0.55, compared to $0.57 per common share reported in the fourth quarter of 2014.
The net interest margin was 3.61% for the fourth quarter of 2015 and 2014. Tax-equivalent net interest income was $43.67 million for the fourth quarter of 2015, up 5.76% from 2014’s fourth quarter.
Our provision for loan and lease losses was zero in the fourth quarter of 2015 compared to a recovery of provision for loan and lease losses of $(0.82) million in the fourth quarter of 2014. Net recoveries were $0.50 million for the fourth quarter 2015, compared to net charge-offs of $1.51 million a year ago.
Noninterest income for the fourth quarter of 2015 was $20.90 million, compared to $19.88 million for the fourth quarter of 2014. Noninterest expense for the fourth quarter of 2015 was $41.74 million and was $41.99 million in the fourth quarter 2014.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Source Corporation
South Bend, Indiana

We have audited the accompanying consolidated statement of financial condition of 1st Source Corporation (“the Company”) as of December 31, 2015, and the related consolidated statement of income, comprehensive income, shareholders' equity and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Source Corporation as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation 's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Fort Wayne, Indiana
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (“the Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Source Corporation at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2015
except for Note 13 as to which the date is
February 19, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Source Corporation
South Bend, Indiana

We have audited 1st Source Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of 1st Source Corporation and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Fort Wayne, Indiana
February 19, 2016

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2015	2014
ASSETS
Cash and due from banks	$65,171	$64,834
Federal funds sold and interest bearing deposits with other banks	14,550	1,356
Investment securities available-for-sale (amortized cost of $781,232 and $776,057 at December 31, 2015, and December 31, 2014, respectively)	791,727	791,118
Other investments	21,973	20,801
Trading account securities	—	205
Mortgages held for sale	9,825	13,604
Loans and leases, net of unearned discount:
Commercial and agricultural	744,749	710,758
Auto and light truck	425,236	397,902
Medium and heavy duty truck	278,254	247,153
Aircraft financing	778,012	727,665
Construction equipment financing	455,565	399,940
Commercial real estate	700,268	616,587
Residential real estate	464,129	445,759
Consumer	148,479	142,810
Total loans and leases	3,994,692	3,688,574
Reserve for loan and lease losses	(88,112)	(85,068)
Net loans and leases	3,906,580	3,603,506
Equipment owned under operating leases, net	110,371	74,143
Net premises and equipment	53,191	50,328
Goodwill and intangible assets	84,676	85,371
Accrued income and other assets	129,852	124,692
Total assets	$5,187,916	$4,829,958
LIABILITIES
Deposits:
Noninterest bearing	$902,364	$796,241
Interest bearing	3,236,822	3,006,619
Total deposits	4,139,186	3,802,860
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	130,662	138,843
Other short-term borrowings	102,567	106,979
Total short-term borrowings	233,229	245,822
Long-term debt and mandatorily redeemable securities	57,379	56,232
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	55,305	51,807
Total liabilities	4,543,863	4,215,485
SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common Stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2015 and 28,206,076 shares at December 31, 2014*	436,538	346,535
Retained earnings	251,812	302,242
Cost of common stock in treasury (2,178,090 shares at December 31, 2015 and 1,957,386 shares at December 31, 2014)*	(50,852)	(43,711)
Accumulated other comprehensive income	6,555	9,407
Total shareholders’ equity	644,053	614,473
Total liabilities and shareholders’ equity	$5,187,916	$4,829,958
*December 31, 2014 share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2015	2014	2013
Interest income:
Loans and leases	$168,766	$161,215	$161,137
Investment securities, taxable	11,929	13,054	14,414
Investment securities, tax-exempt	2,992	3,269	3,094
Other	997	1,016	940
Total interest income	184,684	178,554	179,585
Interest expense:
Deposits	11,489	11,356	16,604
Short-term borrowings	484	541	211
Subordinated notes	4,220	4,220	4,220
Long-term debt and mandatorily redeemable securities	1,970	2,108	1,733
Total interest expense	18,163	18,225	22,768
Net interest income	166,521	160,329	156,817
Provision for loan and lease losses	2,160	3,733	772
Net interest income after provision for loan and lease losses	164,361	156,596	156,045
Noninterest income:
Trust fees	19,126	18,511	17,383
Service charges on deposit accounts	9,313	8,684	9,177
Debit card income	10,217	9,585	8,882
Mortgage banking income	4,570	5,381	5,944
Insurance commissions	5,465	5,556	5,492
Equipment rental income	22,302	17,156	16,229
Gains (losses) on investment securities available-for-sale	4	963	(168)
Other income	12,319	12,051	14,273
Total noninterest income	83,316	77,887	77,212
Noninterest expense:
Salaries and employee benefits	86,133	80,488	79,783
Net occupancy expense	9,768	9,311	8,700
Furniture and equipment expense	18,348	17,657	16,895
Depreciation — leased equipment	18,280	13,893	13,055
Professional fees	4,682	5,046	5,321
Supplies and communication	6,011	5,589	5,690
FDIC and other insurance	3,412	3,384	3,462
Business development and marketing expense	4,837	6,049	4,938
Loan and lease collection and repossession expense	667	1,102	4,030
Other expense	6,976	7,521	7,440
Total noninterest expense	159,114	150,040	149,314
Income before income taxes	88,563	84,443	83,943
Income tax expense	31,077	26,374	28,985
Net income	$57,486	$58,069	$54,958
Basic net income per common share*	$2.17	$2.17	$2.03
Diluted net income per common share*	$2.17	$2.17	$2.03
*The computation of basic and diluted net income per common share gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2015	2014	2013

Net income	$57,486	$58,069	$54,958
Other comprehensive (loss) income:
Change in unrealized (depreciation) appreciation of available-for-sale securities	(4,562)	5,488	(20,915)
Reclassification adjustment for realized (gains) losses included in net income	(4)	(963)	168
Income tax effect	1,714	(1,699)	7,789
Other comprehensive (loss) income, net of tax	(2,852)	2,826	(12,958)
Comprehensive income	$54,634	$60,895	$42,000
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2013	$—	$346,535	$223,715	$(31,134)	$19,539	$558,655
Net income	—	—	54,958	—	—	54,958
Other comprehensive loss	—	—	—	—	(12,958)	(12,958)
Issuance of 186,936 common shares under stock based compensation awards, including related tax effects*	—	—	(388)	4,043	—	3,655
Cost of 99,064 shares of common stock acquired for treasury*	—	—	—	(2,273)	—	(2,273)
Common stock dividend ($0.618 per share)*	—	—	(16,659)	—	—	(16,659)
Balance at December 31, 2013	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	58,069	—	—	58,069
Other comprehensive income	—	—	—	—	2,826	2,826
Issuance of 91,675 common shares under stock based compensation awards, including related tax effects*	—	—	(243)	1,995	—	1,752
Cost of 597,747 shares of common stock acquired for treasury*	—	—	—	(16,342)	—	(16,342)
Common stock dividend ($0.645 per share)*	—	—	(17,210)	—	—	(17,210)
Balance at December 31, 2014	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	57,486	—	—	57,486
Other comprehensive loss	—	—	—	—	(2,852)	(2,852)
Issuance of 118,281 common shares under stock based compensation awards, including related tax effects*	—	—	(245)	2,829	—	2,584
Cost of 338,985 shares of common stock acquired for treasury*	—	—	—	(9,970)	—	(9,970)
Common stock dividend ($0.671 per share)*	—	—	(17,655)	—	—	(17,655)
10% common stock dividend ($13 cash paid in lieu of fractional shares)	—	90,003	(90,016)	—	—	(13)
Balance at December 31, 2015	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
*Share and per share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2015	2014	2013
Operating activities:
Net income	$57,486	$58,069	$54,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,160	3,733	772
Depreciation of premises and equipment	4,780	4,748	4,727
Depreciation of equipment owned and leased to others	18,280	13,893	13,055
Stock-based compensation	3,843	3,179	2,897
Amortization of investment securities premiums and accretion of discounts, net	4,652	4,351	3,499
Amortization of mortgage servicing rights	1,424	1,278	1,571
Deferred income taxes	1,620	4,341	(1,947)
(Gains) losses on investment securities available-for-sale	(4)	(963)	168
Originations of loans held for sale, net of principal collected	(113,029)	(121,440)	(102,195)
Proceeds from the sales of loans held for sale	120,138	117,447	110,390
Net gain on sale of loans held for sale	(3,330)	(3,532)	(3,395)
Net gain on sale of other real estate and repossessions	(814)	(1,624)	(499)
Change in trading account securities	205	(13)	(46)
Change in interest receivable	(549)	(603)	160
Change in interest payable	798	(917)	(1,883)
Change in other assets	(7,807)	(9,278)	7,846
Change in other liabilities	8,010	(2,481)	(3,770)
Other	3,168	2,733	738
Net change in operating activities	101,031	72,921	87,046
Investing activities:
Proceeds from sales of investment securities available-for-sale	1,299	1,236	48,888
Proceeds from maturities and paydowns of investment securities available-for-sale	136,649	190,323	175,875
Purchases of investment securities available-for-sale	(147,771)	(148,841)	(201,029)
Net change in other investments	(1,172)	1,599	209
Loans sold or participated to others	1,962	16,889	25,054
Net change in loans and leases	(315,938)	(165,463)	(255,345)
Net change in equipment owned under operating leases	(54,508)	(27,069)	(21,849)
Purchases of premises and equipment	(9,498)	(8,489)	(6,508)
Proceeds from sales of other real estate and repossessions	6,941	10,418	3,307
Net change in investing activities	(382,036)	(129,397)	(231,398)
Financing activities:
Net change in demand deposits and savings accounts	173,508	102,130	166,683
Net change in time deposits	162,818	47,080	(137,380)
Net change in short-term borrowings	(12,593)	(68,309)	144,943
Proceeds from issuance of long-term debt	—	7,161	6,502
Payments on long-term debt	(1,250)	(11,660)	(21,119)
Stock issued under stock purchase plans	149	197	168
Acquisition of treasury stock	(9,970)	(16,342)	(2,273)
Cash dividends paid on common stock	(18,126)	(17,643)	(17,054)
Net change in financing activities	294,536	42,614	140,470
Net change in cash and cash equivalents	13,531	(13,862)	(3,882)
Cash and cash equivalents, beginning of year	66,190	80,052	83,934
Cash and cash equivalents, end of year	$79,721	$66,190	$80,052
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$8,742	$7,154	$7,942
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	500	—	2,801
Stock dividend paid on common stock	90,003	—	—
Cash paid for:
Interest	$17,364	$19,143	$24,651
Income taxes	30,429	29,211	33,831
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2015 and 2014, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
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
Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2015 and 2014, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2015 and 2014, residential real estate portfolio loans included $5.27 million and $5.20 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2015 and 2014, other real estate had carrying values of $0.74 million and $1.74 million, respectively, and is included in Other Assets in the Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $6.93 million and $5.16 million, as of December 31, 2015 and 2014, respectively, and are included in Other Assets in the Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or revenue multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding twenty-five years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2015 and determined that no impairment exists.
Partnership Investment — The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The partnerships in which the Company has investments account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships of which it owns less than three percent at the lower of cost or fair value. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2015 and 2014 were $2.38 million and $2.78 million, respectively.

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
Note 2 — Recent Accounting Pronouncements
Recognition and Measurement of Financial Instruments: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures.
Short Duration Contracts: In May 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-09 “Financial Services - Insurance (Topic 944) - Disclosures about Short Duration Contracts.” ASU 2015-09 includes amendments that require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses as well as significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require a roll-forward of the liability for unpaid claims and claim adjustment expenses on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption is permitted. The Company is assessing the impact of ASU 2015-09 on its accounting and disclosures.

Consolidations: In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. ASU 2015-02 is effective for annual and interim periods within those annual periods, beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2015-02 on January 1, 2016 and it did not have an impact on its accounting and disclosures.
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company continues to assess the impact of ASU 2014-09 on its accounting and disclosures.
Note 3 — Investment Securities
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. Treasury and Federal agencies securities	$389,457	$1,718	$(1,506)	$389,669
U.S. States and political subdivisions securities	120,441	2,692	(143)	122,990
Mortgage-backed securities - Federal agencies	234,400	3,430	(1,533)	236,297
Corporate debt securities	34,241	199	(57)	34,383
Foreign government and other securities	800	10	(1)	809
Total debt securities	779,339	8,049	(3,240)	784,148
Marketable equity securities	1,893	5,906	(220)	7,579
Total investment securities available-for-sale	$781,232	$13,955	$(3,460)	$791,727
December 31, 2014
U.S. Treasury and Federal agencies securities	$371,878	$3,593	$(1,968)	$373,503
U.S. States and political subdivisions securities	121,510	3,392	(214)	124,688
Mortgage-backed securities - Federal agencies	248,299	5,490	(781)	253,008
Corporate debt securities	31,677	281	(26)	31,932
Foreign government and other securities	800	11	—	811
Total debt securities	774,164	12,767	(2,989)	783,942
Marketable equity securities	1,893	5,285	(2)	7,176
Total investment securities available-for-sale	$776,057	$18,052	$(2,991)	$791,118
At December 31, 2015, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2015. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$83,635	$84,161
Due after one year through five years	442,622	444,585
Due after five years through ten years	18,682	19,105
Due after ten years	—	—
Mortgage-backed securities	234,400	236,297
Total debt securities available-for-sale	$779,339	$784,148
The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2015	2014	2013
Gross realized gains	$4	$963	$903
Gross realized losses	—	—	(1,071)
Net realized gains (losses)	$4	$963	$(168)
The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Treasury and Federal agencies securities	$151,581	$(928)	$43,372	$(578)	$194,953	$(1,506)
U.S. States and political subdivisions securities	17,040	(79)	3,795	(64)	20,835	(143)
Mortgage-backed securities - Federal agencies	78,731	(777)	20,592	(756)	99,323	(1,533)
Corporate debt securities	9,340	(57)	—	—	9,340	(57)
Foreign government and other securities	99	(1)	—	—	99	(1)
Total debt securities	256,791	(1,842)	67,759	(1,398)	324,550	(3,240)
Marketable equity securities	427	(218)	3	(2)	430	(220)
Total temporarily impaired available-for-sale securities	$257,218	$(2,060)	$67,762	$(1,400)	$324,980	$(3,460)
December 31, 2014
U.S. Treasury and Federal agencies securities	$54,944	$(148)	$115,195	$(1,820)	$170,139	$(1,968)
U.S. States and political subdivisions securities	16,805	(112)	8,333	(102)	25,138	(214)
Mortgage-backed securities - Federal agencies	21,754	(62)	32,781	(719)	54,535	(781)
Corporate debt securities	3,072	(26)	—	—	3,072	(26)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	96,575	(348)	156,309	(2,641)	252,884	(2,989)
Marketable equity securities	—	—	3	(2)	3	(2)
Total temporarily impaired available-for-sale securities	$96,575	$(348)	$156,312	$(2,643)	$252,887	$(2,991)
There were no OTTI write-downs in 2015, 2014 or 2013.
At December 31, 2015, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
At December 31, 2015 and 2014, investment securities with carrying values of $233.14 million and $231.50 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2015 and 2014, and totaled $3.99 billion and $3.69 billion, respectively. At December 31, 2015 and 2014, net deferred loan and lease costs were $3.96 million and $4.00 million, respectively.
The loan and lease portfolio includes direct financing leases, which are included in auto and light truck, medium and heavy duty truck, aircraft financing, and construction equipment financing on the Statements of Financial Condition.
The following table shows the summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Direct finance leases:
Rentals receivable	$206,426	$234,772
Estimated residual value of leased assets	15,756	13,458
Gross investment in lease financing	222,182	248,230
Unearned income	(32,499)	(37,356)
Net investment in lease financing	$189,683	$210,874
At December 31, 2015, the direct financing minimum future lease payments receivable for each of the years 2016 through 2020 were $44.53 million, $41.61 million, $36.23 million, $29.36 million, and $25.19 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $33.36 million and $27.93 million at December 31, 2015 and 2014, respectively. During 2015, $14.34 million of new loans and other additions were made and repayments and other reductions totaled $8.91 million.
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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2015
Commercial and agricultural	$710,030	$34,719	$744,749
Auto and light truck	413,836	11,400	425,236
Medium and heavy duty truck	275,367	2,887	278,254
Aircraft financing	750,264	27,748	778,012
Construction equipment financing	448,683	6,882	455,565
Commercial real estate	680,304	19,964	700,268
Total	$3,278,484	$103,600	$3,382,084
December 31, 2014
Commercial and agricultural	$683,169	$27,589	$710,758
Auto and light truck	380,425	17,477	397,902
Medium and heavy duty truck	243,798	3,355	247,153
Aircraft financing	691,018	36,647	727,665
Construction equipment financing	393,965	5,975	399,940
Commercial real estate	592,787	23,800	616,587
Total	$2,985,162	$114,843	$3,100,005
For residential real estate and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2015
Residential real estate	$462,236	$1,893	$464,129
Consumer	148,180	299	148,479
Total	$610,416	$2,192	$612,608
December 31, 2014
Residential real estate	$442,918	$2,841	$445,759
Consumer	142,476	334	142,810
Total	$585,394	$3,175	$588,569

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2015
Commercial and agricultural	$740,335	$52	$79	$—	$740,466	$4,283	$744,749
Auto and light truck	424,997	170	23	—	425,190	46	425,236
Medium and heavy duty truck	278,254	—	—	—	278,254	—	278,254
Aircraft financing	764,074	9,442	108	—	773,624	4,388	778,012
Construction equipment financing	454,993	33	—	—	455,026	539	455,565
Commercial real estate	698,514	362	—	—	698,876	1,392	700,268
Residential real estate	460,771	1,038	427	71	462,307	1,822	464,129
Consumer	147,419	552	209	51	148,231	248	148,479
Total	$3,969,357	$11,649	$846	$122	$3,981,974	$12,718	$3,994,692
December 31, 2014
Commercial and agricultural	$696,351	$—	$123	$—	$696,474	$14,284	$710,758
Auto and light truck	397,815	48	1	—	397,864	38	397,902
Medium and heavy duty truck	247,097	—	—	—	247,097	56	247,153
Aircraft financing	699,054	541	15,597	—	715,192	12,473	727,665
Construction equipment financing	396,821	999	1,369	—	399,189	751	399,940
Commercial real estate	611,780	—	—	—	611,780	4,807	616,587
Residential real estate	441,508	1,099	311	873	443,791	1,968	445,759
Consumer	141,577	676	223	109	142,585	225	142,810
Total	$3,632,003	$3,363	$17,624	$982	$3,653,972	$34,602	$3,688,574
Interest income for the years ended December 31, 2015, 2014, and 2013, would have increased by approximately $1.03 million, $3.03 million, and $2.93 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
December 31, 2015
With no related reserve recorded:
Commercial and agricultural	$1,016	$1,016	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	4,384	4,384	—
Construction equipment financing	539	539	—
Commercial real estate	8,494	8,494	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	14,433	14,433	—
With a reserve recorded:
Commercial and agricultural	2,884	2,884	649
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate	366	368	148
Consumer	—	—	—
Total with a reserve recorded	3,250	3,252	797
Total impaired loans	$17,683	$17,685	$797
December 31, 2014
With no related reserve recorded:
Commercial and agricultural	$14,468	$14,467	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	12,740	12,741	—
Construction equipment financing	746	746	—
Commercial real estate	11,707	11,707	—
Residential real estate	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	39,661	39,661	—
With a reserve recorded:
Commercial and agricultural	74	74	5
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	798	798	80
Residential real estate	373	376	156
Consumer	—	—	—
Total with a reserve recorded	1,245	1,248	241
Total impaired loans	$40,906	$40,909	$241

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class, for years ending December 31, 2015, 2014 and 2013.

	2015		2014		2013
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$5,362	$32	$16,325	$48	$10,077	$143
Auto and light truck	—	—	407	—	488	—
Medium and heavy duty truck	—	—	—	—	431	—
Aircraft financing	7,285	6	4,088	28	9,254	79
Construction equipment financing	695	—	938	—	2,799	5
Commercial real estate	10,126	518	13,162	588	17,655	610
Residential real estate	370	16	376	16	32	—
Consumer loans	—	—	—	—	—	—
Total	$23,838	$572	$35,296	$680	$40,736	$837
The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2015, 2014 and 2013, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There were no modifications during 2015, three modifications during 2014, and two modifications during 2013 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2015		2014		2013
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	2	$218	2	$273	1	$750
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	—	—	2	337	—	—
Construction equipment financing	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	1	381
Consumer	—	—	—	—	—	—
Total performing TDR modifications	2	218	4	610	2	1,131
Nonperforming TDRs:
Commercial and agricultural	—	—	4	7,315	1	158
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	—	—	—	—	1	4,157
Construction equipment financing	—	—	—	—	—	—
Commercial real estate	—	—	1	798	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	—	—	5	8,113	2	4,315
Total TDR modifications	2	$218	9	$8,723	4	$5,446
There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2015 and 2014 and one commercial and agricultural loan during 2013 with a recorded investment of $0.75 million at December 31, 2013.
There were no nonperforming TDRs which had payment defaults within the twelve months following modification during the year ended December 31, 2015, one commercial and agricultural loan during 2014 with a recorded investment of $0.26 million at December 31, 2014 and one commercial real estate loan during 2013 with a recorded investment of zero at December 31, 2013.

The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2015	2014
Performing TDRs	$7,437	$9,118
Nonperforming TDRs	1,926	14,507
Total TDRs	$9,363	$23,625
Note 5 — Reserve for Loan and Lease Losses
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer	Total
2015
Balance, beginning of year	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Charge-offs	3,489	24	—	244	—	—	141	812	4,710
Recoveries	851	380	28	802	434	2,807	11	281	5,594
Net charge-offs (recoveries)	2,638	(356)	(28)	(558)	(434)	(2,807)	130	531	(884)
Provision (recovery of provision)	6,334	(1,413)	171	(419)	150	(2,315)	(590)	242	2,160
Balance, end of year	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112

2014
Balance, beginning of year	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
Charge-offs	5,007	42	—	—	4	99	46	833	6,031
Recoveries	929	1,283	142	240	525	347	97	298	3,861
Net charge-offs (recoveries)	4,078	(1,241)	(142)	(240)	(521)	(248)	(51)	535	2,170
Provision (recovery of provision)	4,323	(572)	146	(2,043)	515	616	(42)	790	3,733
Balance, end of year	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068

2013
Balance, beginning of year	$12,326	$8,864	$3,721	$34,205	$5,390	$13,778	$3,652	$1,375	$83,311
Charge-offs	538	226	57	1,308	88	170	316	1,125	3,828
Recoveries	468	139	462	884	323	627	14	333	3,250
Net charge-offs (recoveries)	70	87	(405)	424	(235)	(457)	302	792	578
Provision (recovery of provision)	(741)	880	86	256	347	(1,829)	743	1,030	772
Balance, end of year	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,093	$1,613	$83,505
The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated by individually and collectively evaluated for impairment as of December 31, 2015 and 2014.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate	Consumer	Total
December 31, 2015
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$649	$—	$—	$—	$—	$—	$148	$—	$797
Ending balance, collectively evaluated for impairment	14,807	9,269	4,699	32,373	7,592	13,762	3,234	1,579	87,315
Total reserve for loan and lease losses	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112
Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,900	$—	$—	$4,384	$539	$8,494	$366	$—	$17,683
Ending balance, collectively evaluated for impairment	740,849	425,236	278,254	773,628	455,026	691,774	463,763	148,479	3,977,009
Total recorded investment in loans	$744,749	$425,236	$278,254	$778,012	$455,565	$700,268	$464,129	$148,479	$3,994,692

December 31, 2014
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$5	$—	$—	$—	$—	$80	$156	$—	$241
Ending balance, collectively evaluated for impairment	11,755	10,326	4,500	32,234	7,008	13,190	3,946	1,868	84,827
Total reserve for loan and lease losses	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Recorded investment in loans
Ending balance, individually evaluated for impairment	$14,542	$—	$—	$12,740	$746	$12,505	$373	$—	$40,906
Ending balance, collectively evaluated for impairment	696,216	397,902	247,153	714,925	399,194	604,082	445,386	142,810	3,647,668
Total recorded investment in loans	$710,758	$397,902	$247,153	$727,665	$399,940	$616,587	$445,759	$142,810	$3,688,574
Note 6 — Operating Leases
Operating lease equipment at December 31, 2015 and 2014 was $110.37 million and $74.14 million, respectively, net of accumulated depreciation of $33.63 million and $29.62 million, respectively.
The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2015, totaled $81.65 million, of which $22.08 million is due in 2016, $19.35 million in 2017, $16.02 million in 2018, $11.52 million in 2019, $11.01 million in 2020, and $1.67 million thereafter. Depreciation expense related to operating lease equipment for the years ended December 31, 2015, 2014 and 2013 was $18.28 million, $13.89 million and $13.06 million, respectively.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2015	2014
Land	$16,105	$15,785
Buildings and improvements	53,917	51,412
Furniture and equipment	38,942	36,737
Total premises and equipment	108,964	103,934
Accumulated depreciation and amortization	(55,773)	(53,606)
Net premises and equipment	$53,191	$50,328
Depreciation and amortization of properties and equipment totaled $4.78 million in 2015, $4.75 million in 2014, and $4.73 million in 2013.
During 2015 and 2014, the Company recorded long-lived asset impairment charges totaling $150,000 and $275,000, respectively. The impairment charges were recorded as a result of appraisals on buildings and were recognized in Other Expense on the Statements of Income.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $798.51 million at December 31, 2015, compared to $825.17 million at December 31, 2014, and $839.26 million at December 31, 2013.

Amortization expense on MSRs is expected to total $0.75 million, $0.63 million, $0.53 million, $0.45 million, and $0.38 million in 2016, 2017, 2018, 2019 and 2020, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2015	2014
Mortgage servicing rights:
Balance at beginning of year	$4,733	$4,844
Additions	1,299	1,167
Amortization	(1,424)	(1,278)
Sales	—	—
Carrying value before valuation allowance at end of year	4,608	4,733
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$4,608	$4,733
Fair value of mortgage servicing rights at end of year	$7,246	$6,979
At December 31, 2015, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.64 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $12.22 million and $14.74 million at December 31, 2015 and December 31, 2014, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.84 million, $3.01 million, and $3.21 million for 2015, 2014, and 2013, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2015, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $1.00 million, which was net of accumulated amortization of $8.57 million. At December 31, 2014, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $1.69 million, which was net of accumulated amortization of $8.13 million. Intangible asset amortization was $0.69 million, $0.97 million, and $1.16 million for 2015, 2014, and 2013, respectively. Amortization on other intangible assets is expected to total $0.57 million, $0.36 million, $0.06 million, and $0.01 million in 2016, 2017, 2018, and 2019, respectively.
The following table shows a summary of core deposit intangible and other intangible assets as of December 31.

(Dollars in thousands)	2015	2014
Core deposit intangibles:
Gross carrying amount	$9,566	$9,566
Less: accumulated amortization	(8,569)	(7,888)
Net carrying amount	$997	$1,678
Other intangibles:
Gross carrying amount	$—	$254
Less: accumulated amortization	—	(241)
Net carrying amount	$—	$13

Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2015 and 2014 was $422.38 million and $295.42 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2015, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$66,085
4 – 6 months	68,413
7 – 12 months	64,224
Over 12 months	223,653
Total	$422,375
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2015.

(Dollars in thousands)
2016	$510,796
2017	225,880
2018	178,987
2019	145,784
2020	74,935
Thereafter	4,362
Total	$1,140,744
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Federal Home Loan Bank borrowings (1.10% – 6.54%)	$38,044	$38,582
Mandatorily redeemable securities	17,388	15,678
Other long-term debt	1,947	1,972
Total long-term debt and mandatorily redeemable securities	$57,379	$56,232
Annual maturities of long-term debt outstanding at December 31, 2015, for the next five years and thereafter beginning in 2016, are as follows (in thousands): $6,296; $26,351; $917; $826; $721; and $22,268.
At December 31, 2015, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 18 fixed rate notes with maturities ranging from 2016 to 2024. These notes were collateralized by $47.56 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2015 and 2014, of $17.39 million and $15.68 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2015, 2014, and 2013 was $1.37 million, $1.47 million, and $1.00 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$—	—%	$10,500	0.50%
Security repurchase agreements	130,662	0.29	128,343	0.10
Commercial paper	7,295	0.28	11,778	0.27
Other short-term borrowings	95,272	0.38	95,201	0.29
Total short-term borrowings	$233,229		$245,822

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
The following table shows subordinated notes at December 31, 2015.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	7.10%	9/15/2037
Total	$58,764

(1) Fixed rate through life of debt.
(2) Fixed rate through September 15, 2017 then LIBOR +1.48% through remaining life of debt.
Note 13 — Earnings Per Share
Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards. Non-vested restricted stock awards are considered participating securities to the extent the holders of these securities receive non-forfeitable dividends at the same rate as holders of common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2015, 2014 and 2013.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2015	2014	2013
Distributed earnings allocated to common stock	$17,582	$17,091	$16,563
Undistributed earnings allocated to common stock	39,336	40,249	37,673
Net earnings allocated to common stock	56,918	57,340	54,236
Net earnings allocated to participating securities	568	729	722
Net income allocated to common stock and participating securities	$57,486	$58,069	$54,958

Weighted average shares outstanding for basic earnings per common share*	26,173,351	26,434,769	26,779,086
Dilutive effect of stock compensation*	—	—	644
Weighted average shares outstanding for diluted earnings per common share*	26,173,351	26,434,769	26,779,730

Basic earnings per common share*	$2.17	$2.17	$2.03
Diluted earnings per common share*	$2.17	$2.17	$2.03

*Outstanding shares and per common share figures have been adjusted for 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.

Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2015	2014	Affected Line Item in the Statements of Income
Realized gains included in net income	$4	$963	Gains on investment securities available-for-sale
	4	963	Income before income taxes
Tax effect	(2)	(361)	Income tax expense
Net of tax	$2	$602	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2015 and 2014, there were 1,356,715 and 1,308,041 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2015, 2014, and 2013, amounted to $4.57 million, $4.32 million, and $4.38 million, respectively.
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
The Company’s net periodic post retirement benefit (recovery) cost recognized in the Statements of Income for the years ended December 31, 2015, 2014 and 2013, amounted to $(0.02) million, $(0.05) million, and $(0.04) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2015, 2014, and 2013.
Note 16 — Stock Based Compensation
As of December 31, 2015, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP) - formerly known as the 1998 Performance Compensation Plan; and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2015. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $4.37 million during 2015, $3.66 million in 2014, and $1.97 million in 2013.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding*		Stock Options Outstanding*
	Shares Available for Grant*	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2013	2,525,382	476,526	$18.31	8,250	$10.95
Shares authorized - 2013 EIP	68,167	—	—	—	—
Shares authorized - Strategic Deployment Incentive Plan	2,211	—	—	—	—
Granted	(98,197)	98,197	22.01	—	—
Stock options exercised	—	—	—	(8,250)	10.95
Stock awards vested	—	(94,903)	17.83	—	—
Forfeited	6,206	(11,830)	18.83	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2013	2,503,769	467,990	19.17	—	—

Shares authorized - 2014 EIP	76,230	—	—	—	—
Granted	(123,154)	123,154	23.56	—	—
Stock awards vested	—	(144,941)	18.57	—	—
Forfeited	3,363	(6,168)	18.97	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2014	2,460,208	440,035	20.60	—	—

Shares authorized - 2015 EIP	70,202	—	—	—	—
Granted	(81,591)	81,591	24.44	—	—
Stock awards vested	—	(159,381)	19.51	—	—
Forfeited	1,980	(3,384)	23.85	—	—
Canceled	—	—	—	—	—
Balance, December 31, 2015	2,450,799	358,861	$21.93	—	$—

*Share and per share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
Stock Option Plans — Incentive stock option plans include the 2001 Stock Option Plan (the “2001 Plan”) and the 2011 Stock Option Plan (the “2011 Plan”). The 2001 Plan was terminated, except for outstanding options, after the 2011 Plan was approved by the shareholders. During 2013, all remaining shares available for issuance upon exercise from previous grants under the 2001 Plan were exercised. No additional grants will be made under the 2001 Plan. There were 2,200,000 shares available for issuance under the 2011 Plan.
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
There were zero stock options exercised during 2015 and 2014 and 8,250 stock options exercised during 2013. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2015, 2014 or 2013.
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

Stock Award Plans — Incentive stock award plans include the EIP, the SDP and the RSAP. The EIP is administered by the Committee. Awards under the EIP and SDP include “book value” shares and “market value” shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over two to ten years and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.
Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $3.84 million in 2015, $3.18 million in 2014, and $2.90 million in 2013. The total income tax benefit recognized in the accompanying Statements of Income related to stock-based compensation was $1.45 million in 2015, $1.20 million in 2014, and $1.10 million in 2013. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $5.04 million at December 31, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.21 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2015, 2014, and 2013 offerings were $28.80 (0.23%), $27.63 (-0.88%), and $22.11 (-1.82%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2015 and runs through May 31, 2017, with $172,380 in stock value to be purchased at $28.80 per share.
All share and per share data in the preceding sections give retrospective recognition to a 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2015	2014	2013
Current:
Federal	$26,092	$20,999	$28,634
State	3,365	1,034	2,298
Total current	29,457	22,033	30,932
Deferred:
Federal	1,577	4,022	(2,337)
State	43	319	390
Total deferred	1,620	4,341	(1,947)
Total provision	$31,077	$26,374	$28,985
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes.

	2015		2014		2013
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$30,997	35.0%	$29,555	35.0%	$29,380	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,152)	(1.3)	(1,236)	(1.5)	(1,219)	(1.5)
State taxes, net of federal income tax benefit	2,215	2.5	2,300	2.7	1,747	2.1
Reduction in uncertain tax positions	—	—	(3,300)	(3.9)	—	—
Other	(983)	(1.1)	(945)	(1.1)	(923)	(1.1)
Total	$31,077	35.1%	$26,374	31.2%	$28,985	34.5%

The tax expense (benefit) related to gains (losses) on investment securities available-for-sale for the years 2015, 2014, and 2013 was approximately $2,000, $361,000, and $(63,000), respectively.
The following table shows the composition of deferred tax assets and liabilities as of December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Deferred tax assets:
Reserve for loan and lease losses	$34,410	$33,088
Accruals for employee benefits	3,816	3,346
Other	905	1,079
Total deferred tax assets	39,131	37,513
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	27,274	24,506
Net unrealized gains on securities available-for-sale	3,940	5,654
Differing bases in assets related to acquisitions	5,738	5,160
Mortgage servicing	1,630	1,644
Capitalized loan costs	1,454	1,437
Prepaid expenses	1,055	1,035
Other	312	443
Total deferred tax liabilities	41,403	39,879
Net deferred tax liability	$(2,272)	$(2,366)
No valuation allowance for deferred tax assets was recorded at December 31, 2015 and 2014 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

(Dollars in thousands)	2015	2014	2013
Balance, beginning of year	$—	$4,611	$4,068
Additions based on tax positions related to the current year	380	66	484
Additions for tax positions of prior years	—	592	1,118
Reductions for tax positions of prior years	—	(553)	—
Reductions due to lapse in statute of limitations	—	(1,650)	(1,059)
Settlements	—	(3,066)	—
Balance, end of year	$380	$—	$4,611
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.25 million at December 31, 2015, zero at December 31, 2014, and $2.62 million at December 31, 2013. Interest and penalties are recognized through the income tax provision. For 2015, the Company recognized zero interest, net of tax effect, and penalties, and for the years 2014 and 2013, the Company recognized approximately $(0.69) million and $0.14 million in interest, net of tax effect, and penalties, respectively. There were no accrued interest and penalties at December 31, 2015 and December 31, 2014, respectively and interest and penalties of approximately $0.69 million were accrued at 2013.
Tax years that remain open and subject to audit include the federal 2012-2015 years and the Indiana 2013-2015 years. Additionally, during 2014 the Company reached a state tax settlement for the 2010-2013 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $2.93 million that affected the effective tax rate and increased earnings in the amount of $2.12 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.98 million and $1.72 million as of December 31, 2015 and 2014, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Commitments — 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.49 million in 2016, $3.07 million in 2017, $2.66 million in 2018, $2.45 million in 2019, $2.22 million in 2020, and $2.11 million, thereafter. As of December 31, 2015, future minimum rentals to be received under noncancellable subleases totaled $1.92 million.
The following table shows rental expense of office premises and equipment and related sublease income.

Year Ended December 31 (Dollars in thousands)	2015	2014	2013
Gross rental expense	$3,889	$3,799	$3,875
Sublease rental income	(914)	(878)	(910)
Net rental expense	$2,975	$2,921	$2,965
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2015	2014
Amounts of commitments:
Loan commitments to extend credit	$829,509	$733,870
Standby letters of credit	$37,984	$26,939
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and standby letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company grants mortgage loan commitments to borrowers subject to normal loan underwriting standards. The interest rate risk associated with these loan commitments is managed by entering into contracts for future deliveries of loans.
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

The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Statement of Financial Condition and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institution offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2015 and 2014.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$554,083	Other assets	$9,859	Other liabilities	$10,044
Loan commitments	12,440	Mortgages held for sale	47	N/A	—
Forward contracts - mortgage loan	16,416	Mortgages held for sale	13	N/A	—
Total - December 31, 2015	$582,939		$9,919		$10,044

Interest rate swap contracts	$459,508	Other assets	$9,125	Other liabilities	$9,302
Loan commitments	11,109	Mortgages held for sale	2	N/A	—
Forward contracts - mortgage loan	19,800	N/A	—	Mortgages held for sale	142
Total - December 31, 2014	$490,417		$9,127		$9,444
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments at December 31, 2015, 2014 and 2013.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2015	2014	2013
Interest rate swap contracts	Other expense	$(8)	$16	$124
Interest rate swap contracts	Other income	1,045	357	716
Loan commitments	Mortgage banking income	45	(10)	(208)
Forward contracts - mortgage loan	Mortgage banking income	155	(263)	154
Forward contracts - foreign exchange	Other income	—	79	(7)
Total		$1,237	$179	$779
The following table shows the offsetting of financial assets and derivative assets at December 31, 2015 and 2014.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2015
Interest rate swaps	$10,016	$157	$9,859	$—	$—	$9,859

December 31, 2014
Interest rate swaps	$9,492	$367	$9,125	$—	$—	$9,125

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2015 and 2014.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Interest rate swaps	$10,201	$157	$10,044	$—	$9,833	$211
Repurchase agreements	130,662	—	130,662	130,662	—	—
Total	$140,863	$157	$140,706	$130,662	$9,833	$211

December 31, 2014
Interest rate swaps	$9,669	$367	$9,302	$—	$9,018	$284
Repurchase agreements	128,343	—	128,343	128,343	—	—
Total	$138,012	$367	$137,645	$128,343	$9,018	$284
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2015 and December 31, 2014, repurchase agreements had a remaining contractual maturity of $128.88 million and $107.63 million in overnight and $1.78 million and $20.71 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The Company believes that it meets all capital adequacy requirements to which it is subject.
The most recent notification from the Federal bank regulators categorized 1st Source Bank, the largest of its subsidiaries, as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that the Company believes will have changed the institution’s category.

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2015 and 2014.

	Actual		Minimum Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$676,007	14.97%	$361,267	8.00%	$451,584	10.00%
1st Source Bank	636,592	14.13%	360,402	8.00%	450,502	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	616,577	13.65%	270,951	6.00%	361,267	8.00%
1st Source Bank	579,833	12.87%	270,301	6.00%	360,402	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	559,577	12.39%	203,213	4.50%	293,530	6.50%
1st Source Bank	579,833	12.87%	202,726	4.50%	292,826	6.50%
Tier 1 Capital (to Average Assets):
1st Source Corporation	616,577	12.21%	201,921	4.00%	252,401	5.00%
1st Source Bank	579,833	11.50%	201,701	4.00%	252,126	5.00%
2014
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$629,023	15.89%	$316,704	8.00%	$395,880	10.00%
1st Source Bank	598,038	15.15%	315,886	8.00%	394,857	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	576,692	14.57%	158,352	4.00%	237,528	6.00%
1st Source Bank	548,094	13.88%	157,943	4.00%	236,914	6.00%
Tier 1 Capital (to Average Assets):
1st Source Corporation	576,692	12.16%	189,718	4.00%	237,147	5.00%
1st Source Bank	548,094	11.57%	189,412	4.00%	236,765	5.00%
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2015 and 2014.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2015, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2015 and 2014, all mortgages held for sale are carried at fair value.

The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2015 and 2014.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2015
Mortgages held for sale reported at fair value:
Total Loans	$9,825	$9,691	$134	(1)
December 31, 2014
Mortgages held for sale reported at fair value:
Total Loans	$13,604	$13,526	$78	(1)

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
Financial Instruments on Recurring Basis:
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment securities available-for-sale are valued primarily by a third party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed by the Company for reasonableness and to ensure such prices are aligned with market levels. In general, the Company’s investment securities do not possess a complex structure that could introduce greater valuation risk. The portfolio mainly consists of traditional investments including U.S. Treasury and Federal agencies securities, federal agency mortgage pass-through securities, and general obligation and revenue municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third party sources for a material portion of the portfolio.
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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,879	$369,790	$—	$389,669
U.S. States and political subdivisions securities	—	118,462	4,528	122,990
Mortgage-backed securities - Federal agencies	—	236,297	—	236,297
Corporate debt securities	—	34,383	—	34,383
Foreign government and other securities	—	—	809	809
Total debt securities	19,879	758,932	5,337	784,148
Marketable equity securities	7,579	—	—	7,579
Total investment securities available-for-sale	27,458	758,932	5,337	791,727
Mortgages held for sale	—	9,825	—	9,825
Accrued income and other assets (interest rate swap agreements)	—	9,859	—	9,859
Total	$27,458	$778,616	$5,337	$811,411

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,044	$—	$10,044
Total	$—	$10,044	$—	$10,044

December 31, 2014
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,808	$353,695	$—	$373,503
U.S. States and political subdivisions securities	—	118,222	6,466	124,688
Mortgage-backed securities - Federal agencies	—	253,008	—	253,008
Corporate debt securities	—	31,932	—	31,932
Foreign government and other securities	—	—	811	811
Total debt securities	19,808	756,857	7,277	783,942
Marketable equity securities	7,176	—	—	7,176
Total investment securities available-for-sale	26,984	756,857	7,277	791,118
Trading account securities	205	—	—	205
Mortgages held for sale	—	13,604	—	13,604
Accrued income and other assets (interest rate swap agreements)	—	9,125	—	9,125
Total	$27,189	$779,586	$7,277	$814,052

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$9,302	$—	$9,302
Total	$—	$9,302	$—	$9,302

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2015	$6,466	$811	$7,277
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(31)	(2)	(33)
Purchases	—	200	200
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(1,907)	(200)	(2,107)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2015	$4,528	$809	$5,337

Beginning balance January 1, 2014	$5,498	$—	$5,498
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(99)	6	(93)
Purchases	2,635	—	2,635
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(1,568)	(100)	(1,668)
Transfers into Level 3	—	905	905
Transfers out of Level 3	—	—	—
Ending balance December 31, 2014	$6,466	$811	$7,277
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2015 or 2014. No transfers between Level 1 and 2 occurred during 2015 or 2014. No transfers between Level 2 and 3 occurred during 2015 and one transfer between Level 2 and 3 occurred during 2014. A foreign government debt security was transferred from Level 2 to Level 3 during 2014 due to the Company's periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 3 as the unobservable inputs were deemed to be significant to the overall fair value measurement.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2015
Investment securities available-for-sale
Direct placement municipal securities	$4,528	Discounted cash flows	Credit spread assumption	1.27% - 2.03%

Foreign government	$809	Discounted cash flows	Market yield assumption	0.88% - 2.00%

December 31, 2014
Investment securities available-for-sale
Direct placement municipal securities	$6,466	Discounted cash flows	Credit spread assumption	0.99% - 2.08%

Foreign government	$811	Discounted cash flows	Market yield assumption	0.25% - 1.31%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2015 and 2014, respectively: impaired loans - $0.42 million and $4.49 million; partnership investments - $(0.03) million and $0.29 million; MSRs - $0.00 million and $0.00 million; repossessions - $1.21 million and $0.73 million, and other real estate - $0.01 million and $0.17 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Impaired loans - collateral based	$—	$—	$220	$220
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,608	4,608
Accrued income and other assets (repossessions)	—	—	6,927	6,927
Accrued income and other assets (other real estate)	—	—	736	736
Total	$—	$—	$13,491	$13,491

December 31, 2014
Impaired loans - collateral based	$—	$—	$1,007	$1,007
Accrued income and other assets (partnership investments)	—	—	1,343	1,343
Accrued income and other assets (mortgage servicing rights)	—	—	4,733	4,733
Accrued income and other assets (repossessions)	—	—	5,156	5,156
Accrued income and other assets (other real estate)	—	—	1,735	1,735
Total	$—	$—	$13,974	$13,974
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2015
Impaired loans	$220	$220	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20%

Mortgage servicing rights	4,608	7,246	Discounted cash flows	Constant prepayment rate (CPR)	9.4% - 15.0%
				Discount rate	9.8% - 13.3%

Repossessions	6,927	7,104	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 3%

Other real estate	736	851	Appraisals	Discount for lack of marketability	8% - 35%

December 31, 2014
Impaired loans	$1,007	$1,007	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 25%

Mortgage servicing rights	4,733	6,979	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 16.3%
				Discount rate	9.5% - 13.0%

Repossessions	5,156	5,307	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	1,735	1,953	Appraisals	Discount for lack of marketability	5% - 38%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash and due from banks	$65,171	$65,171	$65,171	$—	$—
Federal funds sold and interest bearing deposits with other banks	14,550	14,550	14,550	—	—
Investment securities, available-for-sale	791,727	791,727	27,458	758,932	5,337
Other investments	21,973	21,973	21,973	—	—
Mortgages held for sale	9,825	9,825	—	9,825	—
Loans and leases, net of reserve for loan and lease losses	3,906,580	3,927,967	—	—	3,927,967
Mortgage servicing rights	4,608	7,246	—	—	7,246
Interest rate swaps	9,859	9,859	—	9,859	—
Liabilities:
Deposits	$4,139,186	$4,139,649	$2,998,443	$1,141,206	$—
Short-term borrowings	233,229	233,229	134,156	99,073	—
Long-term debt and mandatorily redeemable securities	57,379	57,193	—	57,193	—
Subordinated notes	58,764	48,304	—	48,304	—
Interest rate swaps	10,044	10,044	—	10,044	—
Off-balance-sheet instruments *	—	375	—	375	—

December 31, 2014
Assets:
Cash and due from banks	$64,834	$64,834	$64,834	$—	$—
Federal funds sold and interest bearing deposits with other banks	1,356	1,356	1,356	—	—
Investment securities, available-for-sale	791,118	791,118	26,984	756,857	7,277
Other investments and trading account securities	21,006	21,006	21,006	—	—
Mortgages held for sale	13,604	13,604	—	13,604	—
Loans and leases, net of reserve for loan and lease losses	3,603,506	3,626,682	—	—	3,626,682
Mortgage servicing rights	4,733	6,979	—	—	6,979
Interest rate swaps	9,125	9,125	—	9,125	—
Liabilities:
Deposits	$3,802,860	$3,803,958	$2,824,935	$979,023	$—
Short-term borrowings	245,822	245,822	123,337	122,485	—
Long-term debt and mandatorily redeemable securities	56,232	56,044	—	56,044	—
Subordinated notes	58,764	59,427	—	59,427	—
Interest rate swaps	9,302	9,302	—	9,302	—
Off-balance-sheet instruments *	—	305	—	305	—

* Represents estimated cash outflows required to currently settle the obligations at current market rates.
The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and due from banks, federal funds sold and interest bearing deposits with other banks, and other investments. The methodologies for other financial assets and financial liabilities are discussed below:
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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$60,429	$51,725
Short-term investments with bank subsidiary	500	500
Investment securities, available-for-sale (amortized cost of $1,218 at December 31, 2015 and 2014)	6,855	6,240
Other investments	—	1,470
Trading account securities	—	205
Investments in:
Bank subsidiaries	660,087	639,035
Non-bank subsidiaries	1,496	1,165
Other assets	4,668	6,356
Total assets	$734,035	$706,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper borrowings	$8,042	$12,168
Other liabilities	3,841	3,641
Long-term debt and mandatorily redeemable securities	19,335	17,650
Subordinated notes	58,764	58,764
Total liabilities	89,982	92,223
Shareholders’ equity	644,053	614,473
Total liabilities and shareholders’ equity	$734,035	$706,696

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2015	2014	2013
Income:
Dividends from bank subsidiary	$36,064	$33,810	$30,429
Rental income from subsidiaries	2,342	2,314	2,165
Other	426	408	418
Investment securities and other investment gains (losses)	26	(370)	626
Total income	38,858	36,162	33,638
Expenses:
Interest on subordinated notes	4,220	4,220	4,220
Interest on long-term debt and mandatorily redeemable securities	1,375	1,475	999
Interest on commercial paper and other short-term borrowings	30	36	23
Rent expense	1,737	1,713	1,698
Other	351	2,553	639
Total expenses	7,713	9,997	7,579
Income before income tax benefit and equity in undistributed income of subsidiaries	31,145	26,165	26,059
Income tax benefit	1,721	2,722	1,650
Income before equity in undistributed income of subsidiaries	32,866	28,887	27,709
Equity in undistributed income of subsidiaries:
Bank subsidiaries	24,289	28,891	26,995
Non-bank subsidiaries	331	291	254
Net income	$57,486	$58,069	$54,958
Comprehensive income	$54,634	$60,895	$42,000

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2015	2014	2013
Operating activities:
Net income	$57,486	$58,069	$54,958
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(24,620)	(29,182)	(27,249)
Depreciation of premises and equipment	9	21	30
Stock-based compensation	64	35	34
Realized/unrealized investment securities and other investment (gains) losses	(26)	370	(626)
Change in trading account securities	205	(13)	(46)
Other	3,008	(1,759)	1,714
Net change in operating activities	36,126	27,541	28,815
Investing activities:
Proceeds from sales and maturities of investment securities	1,470	—	9
Return of capital from subsidiaries	—	1,500	1
Net change in investing activities	1,470	1,500	10
Financing activities:
Net change in commercial paper	(4,126)	(183)	7,692
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,520	1,356	1,331
Payments on long-term debt and mandatorily redeemable securities	(712)	(569)	(397)
Stock issued under stock purchase plans	149	197	168
Net proceeds from issuance of treasury stock	2,373	1,520	3,453
Acquisition of treasury stock	(9,970)	(16,342)	(2,273)
Cash dividends paid on common stock	(18,126)	(17,643)	(17,054)
Net change in financing activities	(28,892)	(31,664)	(7,080)
Net change in cash and cash equivalents	8,704	(2,623)	21,745
Cash and cash equivalents, beginning of year	51,725	54,348	32,603
Cash and cash equivalents, end of year	$60,429	$51,725	$54,348

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2015, 1st Source’s internal control over financial reporting is effective based on those criteria.
BKD LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 36.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ ANDREA G. SHORT
Andrea G. Short, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2016 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2016 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2016 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2015.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	2,200,000	(1)
1997 Employee Stock Purchase Plan	10,961	28.25	130,037	(1)
1982 Executive Incentive Plan	—	—	123,413	(1)(2)(3)
1982 Restricted Stock Award Plan	—	—	28,741	(1)(2)
Strategic Deployment Incentive Plan (4)	—	—	98,645	(1)(2)(3)
Total plans approved by shareholders	10,961	$28.25	2,580,836
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan	—	—	76,087	(1)
Total equity compensation plans	10,961	$28.25	2,656,923

(1)	Share and per share data gives retrospective recognition to a 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.

(2)	Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Board of Directors.

(3)	Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.

(4)	Formerly known as 1998 Performance Compensation Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2016 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2016 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended October 22, 2015, filed herewith.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

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

10(e)
1st Source Corporation Strategic Deployment Incentive Plan, formerly known as the 1998 Performance Compensation Plan, amended January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(f)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated December 31, 2005, and incorporated herein by reference.

10 (g)	1st Source Corporation 2011 Stock Option Plan, dated January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10 (h)	1st Source Corporation Director Retainer Stock Plan, amended July 24, 2014, filed as exhibit to Form 10-Q, dated September 30, 2014, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Leasing, Inc.	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona

*Wholly-owned subsidiaries of 1st Source Bank

23(a)	Consent of BKD,LLP, Independent Registered Public Accounting Firm.

23(b)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(c) Financial Statement Schedules — None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
1st SOURCE CORPORATION

By	/s/ CHRISTOPHER J. MURPHY III

Christopher J. Murphy III, Chairman of the Board
and Chief Executive Officer
Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board	February 19, 2016
Christopher J. Murphy III	and Chief Executive Officer

/s/ JAMES R. SEITZ	President	February 19, 2016
James R. Seitz

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 19, 2016
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 19, 2016
John B. Griffith	and General Counsel

/s/ ALLISON N. EGIDI	Director	February 19, 2016
Allison N. Egidi

/s/ DANIEL B. FITZPATRICK	Director	February 19, 2016
Daniel B. Fitzpatrick

/s/ CRAIG A. KAPSON	Director	February 19, 2016
Craig A. Kapson

/s/ NAJEEB A. KHAN	Director	February 19, 2016
Najeeb A. Khan

/s/ VINOD M. KHILNANI	Director	February 19, 2016
Vinod M. Khilnani

/s/ REX MARTIN	Director	February 19, 2016
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 19, 2016
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 19, 2016
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 19, 2016
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 19, 2016
Mark D. Schwabero