Form 10-Q
period 2016-03-31
1ST SOURCE CORP
filed 2016-04-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of common stock outstanding as of April 15, 2016 — 25,849,257 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$52,373	$65,171
Federal funds sold and interest bearing deposits with other banks	32,854	14,550
Investment securities available-for-sale (amortized cost of $787,062 and $781,232 at March 31, 2016 and December 31, 2015, respectively)	801,950	791,727
Other investments	21,973	21,973
Mortgages held for sale	11,999	9,825
Loans and leases, net of unearned discount:
Commercial and agricultural	749,024	744,749
Auto and light truck	428,455	425,236
Medium and heavy duty truck	272,917	278,254
Aircraft financing	783,844	778,012
Construction equipment financing	467,782	455,565
Commercial real estate	716,610	700,268
Residential real estate and home equity	466,450	464,129
Consumer	146,893	148,479
Total loans and leases	4,031,975	3,994,692
Reserve for loan and lease losses	(89,296)	(88,112)
Net loans and leases	3,942,679	3,906,580
Equipment owned under operating leases, net	110,412	110,371
Net premises and equipment	54,139	53,191
Goodwill and intangible assets	84,530	84,676
Accrued income and other assets	132,701	129,852
Total assets	$5,245,610	$5,187,916

LIABILITIES
Deposits:
Noninterest bearing	$926,379	$902,364
Interest bearing	3,298,769	3,236,822
Total deposits	4,225,148	4,139,186
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	169,820	130,662
Other short-term borrowings	12,094	102,567
Total short-term borrowings	181,914	233,229
Long-term debt and mandatorily redeemable securities	68,837	57,379
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	60,974	55,305
Total liabilities	4,595,637	4,543,863

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2016 and December 31, 2015	436,538	436,538
Retained earnings	260,813	251,812
Cost of common stock in treasury (2,356,417 shares at March 31, 2016 and 2,178,090 shares at December 31, 2015)	(56,677)	(50,852)
Accumulated other comprehensive income	9,299	6,555
Total shareholders’ equity	649,973	644,053
Total liabilities and shareholders’ equity	$5,245,610	$5,187,916
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans and leases	$42,736	$39,604
Investment securities, taxable	3,080	3,004
Investment securities, tax-exempt	692	769
Other	291	255
Total interest income	46,799	43,632

Interest expense:
Deposits	3,771	2,559
Short-term borrowings	161	103
Subordinated notes	1,055	1,055
Long-term debt and mandatorily redeemable securities	523	479
Total interest expense	5,510	4,196

Net interest income	41,289	39,436
Provision for loan and lease losses	975	357
Net interest income after provision for loan and lease losses	40,314	39,079

Noninterest income:
Trust fees	4,623	4,557
Service charges on deposit accounts	2,107	2,197
Debit card income	2,599	2,399
Mortgage banking income	1,046	1,251
Insurance commissions	1,563	1,305
Equipment rental income	6,073	5,079
Gains on investment securities available-for-sale	10	—
Other income	3,606	2,963
Total noninterest income	21,627	19,751

Noninterest expense:
Salaries and employee benefits	21,351	20,925
Net occupancy expense	2,501	2,461
Furniture and equipment expense	4,790	4,336
Depreciation - leased equipment	5,101	4,088
Professional fees	1,219	870
Supplies and communication	1,508	1,406
FDIC and other insurance	879	849
Business development and marketing expense	980	1,049
Loan and lease collection and repossession expense	427	363
Other expense	1,949	1,714
Total noninterest expense	40,705	38,061

Income before income taxes	21,236	20,769
Income tax expense	7,418	7,258

Net income	$13,818	$13,511

Per common share*:
Basic net income per common share	$0.53	$0.51
Diluted net income per common share	$0.53	$0.51
Cash dividends	$0.180	$0.164
Basic weighted average common shares outstanding*	25,923,530	26,258,273
Diluted weighted average common shares outstanding*	25,923,530	26,258,273
*The computation of three months ended March 31, 2015 per common share data and shares outstanding gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$13,818	$13,511

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	4,403	2,946
Reclassification adjustment for realized (gains) losses included in net income	(10)	—
Income tax effect	(1,649)	(1,106)
Other comprehensive income (loss), net of tax	2,744	1,840

Comprehensive income	$16,562	$15,351
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2015	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	13,511	—	—	13,511
Other comprehensive income	—	—	—	—	1,840	1,840
Issuance of 94,361 common shares under stock based compensation awards, including related tax effects*	—	—	(221)	2,191	—	1,970
Cost of 104,661 shares of common stock acquired for treasury*	—	—	—	(2,964)	—	(2,964)
Common stock cash dividend ($0.164 per share)*	—	—	(4,325)	—	—	(4,325)
Balance at March 31, 2015	$—	$346,535	$311,207	$(44,484)	$11,247	$624,505

Balance at January 1, 2016	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	13,818	—	—	13,818
Other comprehensive income	—	—	—	—	2,744	2,744
Issuance of 91,340 common shares under stock based compensation awards, including related tax effects	—	—	(111)	2,180	—	2,069
Cost of 269,667 shares of common stock acquired for treasury	—	—	—	(8,005)	—	(8,005)
Common stock cash dividend ($0.180 per share)	—	—	(4,706)	—	—	(4,706)
Balance at March 31, 2016	$—	$436,538	$260,813	$(56,677)	$9,299	$649,973
*Share and per share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$13,818	$13,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	975	357
Depreciation of premises and equipment	1,283	1,148
Depreciation of equipment owned and leased to others	5,101	4,088
Stock-based compensation	784	1,239
Amortization of investment securities premiums and accretion of discounts, net	1,257	1,111
Amortization of mortgage servicing rights	332	393
Deferred income taxes	611	(139)
Gains on investment securities available-for-sale	(10)	—
Originations of loans held for sale, net of principal collected	(23,007)	(34,517)
Proceeds from the sales of loans held for sale	21,502	26,347
Net gain on sale of loans held for sale	(669)	(1,046)
Net gain on sale of other real estate and repossessions	(140)	(564)
Change in trading account securities	—	(3)
Change in interest receivable	(664)	(224)
Change in interest payable	273	(250)
Change in other assets	(1,230)	167
Change in other liabilities	6,029	5,851
Other	(517)	230
Net change in operating activities	25,728	17,699
Investing activities:
Proceeds from sales of investment securities available-for-sale	511	—
Proceeds from maturities and paydowns of investment securities available-for-sale	44,416	19,807
Purchases of investment securities available-for-sale	(52,003)	(23,458)
Net change in other investments	—	240
Loans sold or participated to others	—	1,373
Net change in loans and leases	(37,666)	(19,203)
Net change in equipment owned under operating leases	(5,142)	(12,585)
Purchases of premises and equipment	(2,298)	(520)
Proceeds from sales of other real estate and repossessions	573	5,654
Net change in investing activities	(51,609)	(28,692)
Financing activities:
Net change in demand deposits and savings accounts	18,491	37,774
Net change in time deposits	67,471	29,826
Net change in short-term borrowings	(51,315)	(45,676)
Proceeds from issuance of long-term debt	10,000	—
Payments on long-term debt	(387)	(459)
Acquisition of treasury stock	(8,005)	(2,964)
Cash dividends paid on common stock	(4,868)	(4,434)
Net change in financing activities	31,387	14,067

Net change in cash and cash equivalents	5,506	3,074
Cash and cash equivalents, beginning of year	79,721	66,190
Cash and cash equivalents, end of period	$85,227	$69,264
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$592	$4,945
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	800	500
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2015 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
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
Note 2.       Recent Accounting Pronouncements
Share Based Payment Accounting: In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.
Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.
Recognition and Measurement of Financial Instruments: In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures.
Short Duration Contracts: In May 2015, the FASB issued ASU No. 2015-09 “Financial Services - Insurance (Topic 944) - Disclosures about Short Duration Contracts.” ASU 2015-09 includes amendments that require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses as well as significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require a roll-forward of the liability for unpaid claims and claim adjustment expenses on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption is permitted. The Company is assessing the impact of ASU 2015-09 on its disclosures.

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
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company continues to assess the impact of ASU 2014-09 on its accounting and disclosures.
Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. Treasury and Federal agencies securities	$391,488	$2,624	$(42)	$394,070
U.S. States and political subdivisions securities	121,464	2,968	(123)	124,309
Mortgage-backed securities — Federal agencies	237,234	4,153	(464)	240,923
Corporate debt securities	34,183	393	(1)	34,575
Foreign government and other securities	800	9	—	809
Total debt securities	785,169	10,147	(630)	794,686
Marketable equity securities	1,893	5,670	(299)	7,264
Total investment securities available-for-sale	$787,062	$15,817	$(929)	$801,950

December 31, 2015
U.S. Treasury and Federal agencies securities	$389,457	$1,718	$(1,506)	$389,669
U.S. States and political subdivisions securities	120,441	2,692	(143)	122,990
Mortgage-backed securities — Federal agencies	234,400	3,430	(1,533)	236,297
Corporate debt securities	34,241	199	(57)	34,383
Foreign government and other securities	800	10	(1)	809
Total debt securities	779,339	8,049	(3,240)	784,148
Marketable equity securities	1,893	5,906	(220)	7,579
Total investment securities available-for-sale	$781,232	$13,955	$(3,460)	$791,727

At March 31, 2016 and December 31, 2015, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2016. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$144,949	$145,669
Due after one year through five years	384,483	389,225
Due after five years through ten years	18,503	18,869
Due after ten years	—	—
Mortgage-backed securities	237,234	240,923
Total debt securities available-for-sale	$785,169	$794,686
The following table shows the gross realized gains and losses on sale of securities from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses on the sales of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Gross realized gains	$10	$—
Gross realized losses	—	—
Net realized gains (losses)	$10	$—

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. Treasury and Federal agencies securities	$36,933	$(42)	$—	$—	$36,933	$(42)
U.S. States and political subdivisions securities	12,169	(73)	4,332	(50)	16,501	(123)
Mortgage-backed securities - Federal agencies	27,283	(111)	19,467	(353)	46,750	(464)
Corporate debt securities	1,753	(1)	—	—	1,753	(1)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities	78,238	(227)	23,799	(403)	102,037	(630)
Marketable equity securities	347	(297)	3	(2)	350	(299)
Total investment securities available-for-sale	$78,585	$(524)	$23,802	$(405)	$102,387	$(929)

December 31, 2015
U.S. Treasury and Federal agencies securities	$151,581	$(928)	$43,372	$(578)	$194,953	$(1,506)
U.S. States and political subdivisions securities	17,040	(79)	3,795	(64)	20,835	(143)
Mortgage-backed securities - Federal agencies	78,731	(777)	20,592	(756)	99,323	(1,533)
Corporate debt securities	9,340	(57)	—	—	9,340	(57)
Foreign government and other securities	99	(1)	—	—	99	(1)
Total debt securities	256,791	(1,842)	67,759	(1,398)	324,550	(3,240)
Marketable equity securities	427	(218)	3	(2)	430	(220)
Total investment securities available-for-sale	$257,218	$(2,060)	$67,762	$(1,400)	$324,980	$(3,460)

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

There were no OTTI write-downs in 2016 or 2015.
At March 31, 2016, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
At March 31, 2016 and December 31, 2015, investment securities available-for-sale with carrying values of $284.11 million and $233.14 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
All loans and leases, except residential real estate and home equity loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality. The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Company’s safety and soundness. Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $100,000 are reviewed quarterly as part of management’s evaluation of the appropriateness of the reserve for loan and lease losses. Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit the exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered “classified” and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe “doubtful” (grade 11) and “loss” (grade 12).
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2016
Commercial and agricultural	$719,127	$29,897	$749,024
Auto and light truck	414,418	14,037	428,455
Medium and heavy duty truck	270,829	2,088	272,917
Aircraft financing	751,761	32,083	783,844
Construction equipment financing	463,858	3,924	467,782
Commercial real estate	697,789	18,821	716,610
Total	$3,317,782	$100,850	$3,418,632

December 31, 2015
Commercial and agricultural	$710,030	$34,719	$744,749
Auto and light truck	413,836	11,400	425,236
Medium and heavy duty truck	275,367	2,887	278,254
Aircraft financing	750,264	27,748	778,012
Construction equipment financing	448,683	6,882	455,565
Commercial real estate	680,304	19,964	700,268
Total	$3,278,484	$103,600	$3,382,084

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2016
Residential real estate and home equity	$463,905	$2,545	$466,450
Consumer	146,138	755	146,893
Total	$610,043	$3,300	$613,343

December 31, 2015
Residential real estate and home equity	$462,236	$1,893	$464,129
Consumer	148,180	299	148,479
Total	$610,416	$2,192	$612,608

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2016
Commercial and agricultural	$744,858	$131	$41	$—	$745,030	$3,994	$749,024
Auto and light truck	428,216	173	14	—	428,403	52	428,455
Medium and heavy duty truck	272,917	—	—	—	272,917	—	272,917
Aircraft financing	772,547	5,894	1,385	—	779,826	4,018	783,844
Construction equipment financing	466,239	655	352	—	467,246	536	467,782
Commercial real estate	714,408	391	—	—	714,799	1,811	716,610
Residential real estate and home equity	463,015	758	132	702	464,607	1,843	466,450
Consumer	145,623	442	73	27	146,165	728	146,893
Total	$4,007,823	$8,444	$1,997	$729	$4,018,993	$12,982	$4,031,975

December 31, 2015
Commercial and agricultural	$740,335	$52	$79	$—	$740,466	$4,283	$744,749
Auto and light truck	424,997	170	23	—	425,190	46	425,236
Medium and heavy duty truck	278,254	—	—	—	278,254	—	278,254
Aircraft financing	764,074	9,442	108	—	773,624	4,388	778,012
Construction equipment financing	454,993	33	—	—	455,026	539	455,565
Commercial real estate	698,514	362	—	—	698,876	1,392	700,268
Residential real estate and home equity	460,771	1,038	427	71	462,307	1,822	464,129
Consumer	147,419	552	209	51	148,231	248	148,479
Total	$3,969,357	$11,649	$846	$122	$3,981,974	$12,718	$3,994,692

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
March 31, 2016
With no related reserve recorded:
Commercial and agricultural	$941	$941	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	2,884	2,884	—
Construction equipment financing	536	536	—
Commercial real estate	8,192	8,192	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	12,553	12,553	—
With a reserve recorded:
Commercial and agricultural	2,708	2,708	485
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	1,134	1,134	1,134
Construction equipment financing	—	—	—
Commercial real estate	327	327	—
Residential real estate and home equity	365	367	147
Consumer	—	—	—
Total with a reserve recorded	4,534	4,536	1,766
Total impaired loans	$17,087	$17,089	$1,766

December 31, 2015
With no related reserve recorded:
Commercial and agricultural	$1,016	$1,016	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	4,384	4,384	—
Construction equipment financing	539	539	—
Commercial real estate	8,494	8,494	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	14,433	14,433	—
With a reserve recorded:
Commercial and agricultural	2,884	2,884	649
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft financing	—	—	—
Construction equipment financing	—	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	366	368	148
Consumer	—	—	—
Total with a reserve recorded	3,250	3,252	797
Total impaired loans	$17,683	$17,685	$797

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended March 31,
	2016		2015
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$3,709	$4	$9,808	$10
Auto and light truck	—	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft financing	4,028	—	9,144	6
Construction equipment financing	880	—	739	—
Commercial real estate	8,402	123	11,904	142
Residential real estate and home equity	365	4	373	4
Consumer	—	—	—	—
Total	$17,384	$131	$31,968	$162

There were no loan and lease modifications classified as troubled debt restructurings (TDR) during the three months ended March 31, 2016 and 2015. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2016 and 2015. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Performing TDRs	$7,383	$7,437
Nonperforming TDRs	1,882	1,926
Total TDRs	$9,265	$9,363

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2016 and 2015.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2016
Balance, beginning of period	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112
Charge-offs	200	3	—	—	92	1	23	245	564
Recoveries	91	62	8	138	78	305	2	89	773
Net charge-offs (recoveries)	109	(59)	(8)	(138)	14	(304)	21	156	(209)
Provision (recovery of provision)	(612)	254	(196)	1,729	(116)	(231)	18	129	975
Balance, end of period	$14,735	$9,582	$4,511	$34,240	$7,462	$13,835	$3,379	$1,552	$89,296

March 31, 2015
Balance, beginning of period	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Charge-offs	943	22	—	49	—	—	40	147	1,201
Recoveries	478	60	3	44	122	97	2	68	874
Net charge-offs (recoveries)	465	(38)	(3)	5	(122)	(97)	38	79	327
Provision (recovery of provision)	325	429	(139)	(928)	610	(181)	51	190	357
Balance, end of period	$11,620	$10,793	$4,364	$31,301	$7,740	$13,186	$4,115	$1,979	$85,098

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft financing	Construction equipment financing	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$485	$—	$—	$1,134	$—	$—	$147	$—	$1,766
Ending balance, collectively evaluated for impairment	14,250	9,582	4,511	33,106	7,462	13,835	3,232	1,552	87,530
Total reserve for loan and lease losses	$14,735	$9,582	$4,511	$34,240	$7,462	$13,835	$3,379	$1,552	$89,296

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,649	$—	$—	$4,018	$536	$8,519	$365	$—	$17,087
Ending balance, collectively evaluated for impairment	745,375	428,455	272,917	779,826	467,246	708,091	466,085	146,893	4,014,888
Total recorded investment in loans	$749,024	$428,455	$272,917	$783,844	$467,782	$716,610	$466,450	$146,893	$4,031,975

December 31, 2015
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$649	$—	$—	$—	$—	$—	$148	$—	$797
Ending balance, collectively evaluated for impairment	14,807	9,269	4,699	32,373	7,592	13,762	3,234	1,579	87,315
Total reserve for loan and lease losses	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,900	$—	$—	$4,384	$539	$8,494	$366	$—	$17,683
Ending balance, collectively evaluated for impairment	740,849	425,236	278,254	773,628	455,026	691,774	463,763	148,479	3,977,009
Total recorded investment in loans	$744,749	$425,236	$278,254	$778,012	$455,565	$700,268	$464,129	$148,479	$3,994,692
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $788.59 million and $798.51 million at March 31, 2016 and December 31, 2015, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$4,608	$4,733
Additions	205	250
Amortization	(332)	(393)
Sales	—	—
Carrying value before valuation allowance at end of period	4,481	4,590
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,481	$4,590
Fair value of mortgage servicing rights at end of period	$6,353	$6,654

At March 31, 2016 and 2015, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $1.87 million and $2.06 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.70 million and $0.72 million for the three months ended March 31, 2016 and 2015, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Amounts of commitments:
Loan commitments to extend credit	$853,202	$829,509
Standby letters of credit	$39,563	$37,984
Commercial and similar letters of credit	$611	$741
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
Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. Commercial letters of credit generally have terms ranging from three months to six months.

The Bank has made investments directly in low income housing tax credit (LIHTC) operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At March 31, 2016 and December 31, 2015, investment balances, including all legally binding commitments to fund future investments totaled $9.45 million and $9.62 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $3.64 million at March 31, 2016 and December 31, 2015.
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2016
Interest rate swap contracts	$565,265	Other assets	$14,766	Other liabilities	$15,045
Loan commitments	11,941	Mortgages held for sale	95	N/A	—
Forward contracts - mortgage loan	17,450	N/A	—	Mortgages held for sale	132
Total	$594,656		$14,861		$15,177

December 31, 2015
Interest rate swap contracts	$554,083	Other assets	$9,859	Other liabilities	$10,044
Loan commitments	12,440	Mortgages held for sale	47	N/A	—
Forward contracts - mortgage loan	16,416	Mortgages held for sale	13	N/A	—
Total	$582,939		$9,919		$10,044
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2016	2015
Interest rate swap contracts	Other expense	$(93)	$(19)
Interest rate swap contracts	Other income	204	76
Loan commitments	Mortgage banking income	48	139
Forward contracts - mortgage loan	Mortgage banking income	(145)	(26)
Total		$14	$170

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016
Interest rate swaps	$14,981	$215	$14,766	$—	$—	$14,766

December 31, 2015
Interest rate swaps	$10,016	$157	$9,859	$—	$—	$9,859

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2016
Interest rate swaps	$15,260	$215	$15,045	$—	$14,299	$746
Repurchase agreements	169,820	—	169,820	169,820	—	—
Total	$185,080	$215	$184,865	$169,820	$14,299	$746

December 31, 2015
Interest rate swaps	$10,201	$157	$10,044	$—	$9,833	$211
Repurchase agreements	130,662	—	130,662	130,662	—	—
Total	$140,863	$157	$140,706	$130,662	$9,833	$211

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2016 and December 31, 2015, repurchase agreements had a remaining contractual maturity of $168.04 million and $128.88 million in overnight, $1.48 million and $1.78 million in up to 30 days and $0.30 million and $0.00 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2016 and 2015.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2016	2015
Distributed earnings allocated to common stock	$4,686	$4,296
Undistributed earnings allocated to common stock	9,017	9,063
Net earnings allocated to common stock	13,703	13,359
Net earnings allocated to participating securities	115	152
Net income allocated to common stock and participating securities	$13,818	$13,511

Weighted average shares outstanding for basic earnings per common share*	25,923,530	26,258,273
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share*	25,923,530	26,258,273

Basic earnings per common share*	$0.53	$0.51
Diluted earnings per common share*	$0.53	$0.51

*Three months ended March 31, 2015 outstanding shares and per common share figures have been adjusted for 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.
Note 10.     Stock Based Compensation
As of March 31, 2016, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2015. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2016.
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
The stock-based compensation expense recognized in the Statements of Income for the three months ended March 31, 2016 and 2015 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and 2015 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2016 and 2015. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2016, there was $6.06 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.51 years.

Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2016	2015
Realized gains included in net income	$10	$—	Gains on investment securities available-for-sale
	10	—	Income before income taxes
Tax effect	(4)	—	Income tax expense
Net of tax	$6	$—	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.32 million at March 31, 2016 and $0.25 million at December 31, 2015. Interest and penalties were recognized through the income tax provision. For the three months ended March 31, 2016 and 2015, the Company recognized no interest or penalties, respectively. There were no accrued interest and penalties at March 31, 2016 and December 31, 2015, respectively.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At March 31, 2016 and December 31, 2015, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2016
Mortgages held for sale reported at fair value	$11,999	$11,826	$173	(1)

December 31, 2015
Mortgages held for sale reported at fair value	$9,825	$9,691	$134	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,998	$374,072	$—	$394,070
U.S. States and political subdivisions securities	—	119,499	4,810	124,309
Mortgage-backed securities — Federal agencies	—	240,923	—	240,923
Corporate debt securities	—	34,575	—	34,575
Foreign government and other securities	—	—	809	809
Total debt securities	19,998	769,069	5,619	794,686
Marketable equity securities	7,264	—	—	7,264
Total investment securities available-for-sale	27,262	769,069	5,619	801,950
Mortgages held for sale	—	11,999	—	11,999
Accrued income and other assets (interest rate swap agreements)	—	14,766	—	14,766
Total	$27,262	$795,834	$5,619	$828,715

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$15,045	$—	$15,045
Total	$—	$15,045	$—	$15,045

December 31, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,879	$369,790	$—	$389,669
U.S. States and political subdivisions securities	—	118,462	4,528	122,990
Mortgage-backed securities — Federal agencies	—	236,297	—	236,297
Corporate debt securities	—	34,383	—	34,383
Foreign government and other securities	—	—	809	809
Total debt securities	19,879	758,932	5,337	784,148
Marketable equity securities	7,579	—	—	7,579
Total investment securities available-for-sale	27,458	758,932	5,337	791,727
Mortgages held for sale	—	9,825	—	9,825
Accrued income and other assets (interest rate swap agreements)	—	9,859	—	9,859
Total	$27,458	$778,616	$5,337	$811,411

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,044	$—	$10,044
Total	$—	$10,044	$—	$10,044

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2016 and 2015.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2016	$4,528	$809	$5,337
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	35	—	35
Purchases	1,100	—	1,100
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(853)	—	(853)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2016	$4,810	$809	$5,619

Beginning balance January 1, 2015	$6,466	$811	$7,277
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(7)	(3)	(10)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(827)	—	(827)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2015	$5,632	$808	$6,440

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2016 or 2015. No transfers between levels occurred during the three months ended March 31, 2016 or 2015.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2016
Investment securities available-for sale
Direct placement municipal securities	$4,810	Discounted cash flows	Credit spread assumption	0.72% - 1.60%

Foreign government	$809	Discounted cash flows	Market yield assumption	0.71% - 1.91%

December 31, 2015
Investment securities available-for sale
Direct placement municipal securities	$4,528	Discounted cash flows	Credit spread assumption	1.27% - 2.03%

Foreign government	$809	Discounted cash flows	Market yield assumption	0.88% - 2.00%

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
Discounts vary depending on the nature of the assets and the source of value. Aircraft are generally valued using quarterly trade publications adjusted for engine time, condition, maintenance programs, discounted by 10%. Likewise, autos are valued using current auction values, discounted by 10%; medium and heavy duty trucks are valued using trade publications and auction values, discounted by 15%. Construction equipment is generally valued using trade publications and auction values, discounted by 20%. Real estate is valued based on appraisals or evaluations, discounted by 20% with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market. Commercial loans subject to borrowing base certificates are generally discounted by 20% for receivables and 40% - 75% for inventory with higher discounts when monthly borrowing base certificates are not required or received.
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2016: impaired loans - $0.00 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.29 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2016
Impaired loans - collateral based	$—	$—	$720	$720
Accrued income and other assets (partnership investments)	—	—	512	512
Accrued income and other assets (mortgage servicing rights)	—	—	4,481	4,481
Accrued income and other assets (repossessions)	—	—	7,201	7,201
Accrued income and other assets (other real estate)	—	—	330	330
Total	$—	$—	$13,244	$13,244

December 31, 2015
Impaired loans - collateral based	$—	$—	$220	$220
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,608	4,608
Accrued income and other assets (repossessions)	—	—	6,927	6,927
Accrued income and other assets (other real estate)	—	—	736	736
Total	$—	$—	$13,491	$13,491
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2016
Impaired loans	$720	$720	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 70%

Mortgage servicing rights	4,481	6,353	Discounted cash flows	Constant prepayment rate (CPR)	12.1% - 17.0%
				Discount rate	9.4% - 12.2%

Repossessions	7,201	7,378	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 3%

Other real estate	330	373	Appraisals	Discount for lack of marketability	0% - 20%

December 31, 2015
Impaired loans	$220	$220	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20%

Mortgage servicing rights	4,608	7,246	Discounted cash flows	Constant prepayment rate (CPR)	9.4% - 15.0%
				Discount rate	9.8% - 13.3%

Repossessions	6,927	7,104	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 3%

Other real estate	736	851	Appraisals	Discount for lack of marketability	8% - 35%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Cash and due from banks	$52,373	$52,373	$52,373	$—	$—
Federal funds sold and interest bearing deposits with other banks	32,854	32,854	32,854	—	—
Investment securities, available-for-sale	801,950	801,950	27,262	769,069	5,619
Other investments	21,973	21,973	21,973	—	—
Mortgages held for sale	11,999	11,999	—	11,999	—
Loans and leases, net of reserve for loan and lease losses	3,942,679	3,964,867	—	—	3,964,867
Mortgage servicing rights	4,481	6,353	—	—	6,353
Interest rate swaps	14,766	14,766	—	14,766	—
Liabilities:
Deposits	$4,225,148	$4,231,877	$3,016,933	$1,214,944	$—
Short-term borrowings	181,914	181,914	171,495	10,419	—
Long-term debt and mandatorily redeemable securities	68,837	68,662	—	68,662	—
Subordinated notes	58,764	49,377	—	49,377	—
Interest rate swaps	15,045	15,045	—	15,045	—
Off-balance-sheet instruments *	—	388	—	388	—

December 31, 2015
Assets:
Cash and due from banks	$65,171	$65,171	$65,171	$—	$—
Federal funds sold and interest bearing deposits with other banks	14,550	14,550	14,550	—	—
Investment securities, available-for-sale	791,727	791,727	27,458	758,932	5,337
Other investments	21,973	21,973	21,973	—	—
Mortgages held for sale	9,825	9,825	—	9,825	—
Loans and leases, net of reserve for loan and lease losses	3,906,580	3,927,967	—	—	3,927,967
Mortgage servicing rights	4,608	7,246	—	—	7,246
Interest rate swaps	9,859	9,859	—	9,859	—
Liabilities:
Deposits	$4,139,186	$4,139,649	$2,998,443	$1,141,206	$—
Short-term borrowings	233,229	233,229	134,156	99,073	—
Long-term debt and mandatorily redeemable securities	57,379	57,193	—	57,193	—
Subordinated notes	58,764	48,304	—	48,304	—
Interest rate swaps	10,044	10,044	—	10,044	—
Off-balance-sheet instruments *	—	375	—	375	—

* Represents estimated cash outflows required to currently settle the obligations at current market rates.
The methodologies for estimating fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and due from banks, federal funds sold and interest bearing deposits with other banks and other investments. The methodologies for other financial assets and financial liabilities are discussed below:
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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2016, as compared to December 31, 2015, and the results of operations for the three months ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2015 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2015, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION
Our total assets at March 31, 2016 were $5.25 billion, an increase of $57.69 million or 1.11% from December 31, 2015. Total loans and leases were $4.03 billion, an increase of $37.28 million or 0.93% from December 31, 2015. Total investment securities, available for sale were $801.95 million which represented an increase of $10.22 million and total deposits were $4.23 billion, an increase of $85.96 million or 2.08% over the comparable figures at the end of 2015. Short-term borrowings were $181.91 million, a decrease of $51.32 million or 22.00% from December 31, 2015.
Nonperforming assets at March 31, 2016 were $21.35 million, an increase of $0.73 million or 3.54% from the $20.62 million reported at December 31, 2015. At March 31, 2016 and December 31, 2015, nonperforming assets were 0.51% and 0.50%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Accrued income and other assets:
Bank owned life insurance cash surrender value	$62,540	$61,992
Accrued interest receivable	14,353	13,689
Mortgage servicing rights	4,481	4,608
Other real estate	330	736
Repossessions	7,201	6,927
All other assets	43,796	41,900
Total accrued income and other assets	$132,701	$129,852

CAPITAL
As of March 31, 2016, total shareholders’ equity was $649.97 million, up $5.92 million or 0.92% from the $644.05 million at December 31, 2015. In addition to net income of $13.82 million, other significant changes in shareholders’ equity during the first three months of 2016 included $8.01 million of common stock acquired for treasury and $4.71 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $9.30 million at March 31, 2016, compared to $6.56 million at December 31, 2015. The increase in accumulated other comprehensive income/(loss) during 2016 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.39% as of March 31, 2016, compared to 12.41% at December 31, 2015. Book value per common share rose to $25.14 at March 31, 2016, from $24.75 at December 31, 2015.
We distributed a 10% stock dividend to shareholders of record on August 4, 2015, issuing 2,591,995 shares on August 14, 2015. All share and per share information in this report has been adjusted to reflect the stock dividend, unless otherwise noted.
We declared and paid cash dividends per common share of $0.18 during the first quarter of 2016. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 31.32%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2016, 1st Source and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2016, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$679,462	14.94%	$363,855	8.00%	$392,281	8.625%	$454,818	10.00%
1st Source Bank	641,992	14.15	363,008	8.00	391,369	8.625	453,761	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	619,759	13.63	272,891	6.00	301,317	6.625	363,855	8.00
1st Source Bank	584,816	12.89	272,256	6.00	300,616	6.625	363,008	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	562,759	12.37	204,668	4.50	233,094	5.125	295,632	6.50
1st Source Bank	584,816	12.89	204,192	4.50	232,552	5.125	294,944	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	619,759	12.10	204,909	4.00	N/A	N/A	256,136	5.00
1st Source Bank	584,816	11.43	204,692	4.00	N/A	N/A	255,865	5.00
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2016, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of March 31, 2016, we had $47.89 million outstanding in FHLB advances and could borrow an additional $185.42 million. We also had $415.92 million available to borrow from the FRB with no amounts outstanding as of March 31, 2016.
Our loan to asset ratio was 76.86% at March 31, 2016 compared to 77.00% at December 31, 2015 and 76.12% at March 31, 2015. Cash and cash equivalents totaled $85.23 million at March 31, 2016 compared to $79.72 million at December 31, 2015 and $69.26 million at March 31, 2015. At March 31, 2016, the Statement of Financial Condition was rate sensitive by $700.70 million more assets than liabilities scheduled to reprice within one year, or approximately 1.37%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $498 million.
RESULTS OF OPERATIONS
Net income for the three month period ended March 31, 2016 was $13.82 million, compared to $13.51 million for the same period in 2015. Diluted net income per common share was $0.53 for the three month period ended March 31, 2016, compared to $0.51 for the same period in 2015. Return on average common shareholders’ equity was 8.56% for the three months ended March 31, 2016, compared to 8.79% in 2015. The return on total average assets was 1.07% for the three months ended March 31, 2016, compared to 1.14% in 2015.
Net income increased for the three months ended March 31, 2016 compared to the first three months of 2015. Net interest income and noninterest income increased offset by an increase in provision for loan and lease losses, noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.
NET INTEREST INCOME
Quarter Ended March 31, 2016 compared to the Quarter Ended December 31, 2015
The taxable equivalent net interest income for the three months ended March 31, 2016 was $41.75 million, a decrease of 4.39% over the three months ended December 31, 2015. The net interest margin on a fully taxable equivalent basis was 3.45% for the three months ended March 31, 2016, compared to 3.61% for the three months ended December 31, 2015.

During the three month period ended March 31, 2016, average earning assets increased $71.22 million or 1.49% over the three months ended December 31, 2015. Average interest-bearing liabilities increased $74.38 million or 2.11% for the three month period ended March 31, 2016 over the three months ended December 31, 2015. The yield on average earning assets decreased 10 basis points to 3.91% for the first quarter of 2016 from 4.01% for the fourth quarter of 2015. Total cost of average interest-bearing liabilities increased 7 basis points to 0.61% for the first quarter of 2016 from 0.54% for the fourth quarter 2015. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 16 basis points for the three month period ended March 31, 2016 from December 31, 2015.
The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2016, compared to the three months ended December 31, 2015, was a reduction in yields on net loans and leases of 12 basis points. The reduction in yields on net loans and leases was primarily the result of fourth quarter net interest recoveries being higher by $1.66 million, which related to one commercial loan relationship. Average net loans and leases increased $48.97 million or 1.24% for the first quarter of 2016 from the fourth quarter of 2015. Total average investment securities increased $8.95 million or 1.14% for the first quarter over the fourth quarter of 2015. Average mortgages held for sale increased $0.75 million or 8.88% for the three month period ended March 31, 2016, over the fourth quarter of 2015. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $12.56 million or 32.39% for the three month period ended March 31, 2016, over the fourth quarter of 2015.
Average interest-bearing deposits increased $61.02 million or 1.91% for the first quarter of 2016 over the fourth quarter of 2015. The effective rate paid on average interest-bearing deposits increased 7 basis points to 0.47% for the first quarter 2016 compared to 0.40% for the fourth quarter 2015. The increase in the average cost of interest-bearing deposits during the first three months of 2016 as compared to the fourth quarter of 2015 was primarily the result of higher rates on certificates of deposit and accelerated discount amortization from called brokered certificates of deposit during the first quarter of 2016.
Average short-term borrowings increased $8.28 million or 3.71% for the first quarter of 2016 compared to the three months ended December 31, 2015. Interest paid on short-term borrowings increased 10 basis points for the first quarter of 2016. The increase in short-term borrowings during the first quarter of 2016 as compared to the three months ended December 31, 2015 was primarily the result of changes in borrowings with the Federal Home Loan Bank (FHLB). Average long-term debt and mandatorily redeemable securities increased $5.09 million or 8.87% during the first quarter of 2016 as compared to the fourth quarter of 2015. Interest paid on long-term debt and mandatorily redeemable securities increased 40 basis points for the first quarter compared to the fourth quarter of 2015. The increase during the first quarter of 2016 as compared to the fourth quarter of 2015 was due to higher rates on mandatorily redeemable securities.
Quarter Ended March 31, 2016 compared to the Quarter Ended March 31, 2015
The taxable equivalent net interest income for the three months ended March 31, 2016 was $41.75 million, an increase of 4.76% over the same period in 2015. The net interest margin on a fully taxable equivalent basis was 3.45% for the three months ended March 31, 2016, compared to 3.58% for the three months ended March 31, 2015.
During the three month period ended March 31, 2016, average earning assets increased $352.31 million or 7.81% over the comparable period in 2015. Average interest-bearing liabilities increased $242.39 million or 7.20% for the three month period ended March 31, 2016 over the comparable period one year ago. The yield on average earning assets decreased 5 basis points to 3.91% for the first quarter of 2016 from 3.96% for the first quarter of 2015. Total cost of average interest-bearing liabilities increased 10 basis points to 0.61% for the first quarter of 2016 from 0.51% for the first quarter 2015. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 13 basis points for the three month period ended March 31, 2016 from March 31, 2015.
The largest contributor to the decrease in the yield on average earning assets for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was a reduction in yields on net loans and leases of 7 basis points due to market conditions. Average net loans and leases increased $334.35 million or 9.10% for the first quarter of 2016 from the first quarter of 2015. Total average investment securities increased $6.29 million or 0.80% for the first quarter over one year ago. Average mortgages held for sale decreased $3.87 million or 29.75% for the three month period ended March 31, 2016, over the comparable period a year ago. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $15.54 million or 43.38% for the three month period ended March 31, 2016, over the comparable period a year ago.
Average interest-bearing deposits increased $225.08 million or 7.43% for the first quarter of 2016 over the same period in 2015. The effective rate paid on average interest-bearing deposits increased 13 basis points to 0.47% for the first quarter 2016 compared to 0.34% for the first quarter 2015. The increase in the average cost of interest-bearing deposits during the first three months of 2016 as compared to the first three months of 2015 was primarily the result of higher rates on certificates of deposit and accelerated discount amortization on called brokered certificates of deposit during the first quarter of 2016.

Average short-term borrowings increased $11.53 million or 5.24% for the first quarter of 2016 compared to the same period in 2015. Interest paid on short-term borrowings increased 9 basis points for the first quarter of 2016. The increase in short-term borrowings during the first quarter of 2016 as compared to the same period in 2015 was primarily the result of changes in borrowings with the Federal Home Loan Bank (FHLB). Average long-term debt and mandatorily redeemable securities increased $5.78 million or 10.18% during the first quarter of 2016 as compared to the first quarter of 2015. Interest paid on long-term debt and mandatorily redeemable securities decreased 5 basis points for the first quarter compared to the first quarter of 2015. The decrease during the first quarter of 2016 as compared to the same period in 2015 was due to lower rates on mandatorily redeemable securities.
The following table provides an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$671,989	$3,080	1.84%	$663,569	$3,000	1.79%	$665,577	$3,004	1.83%
Tax exempt	122,860	1,013	3.32%	122,334	1,074	3.48%	122,984	1,134	3.74%
Mortgages held for sale	9,137	95	4.18%	8,392	88	4.16%	13,007	126	3.93%
Net loans and leases	4,008,435	42,781	4.29%	3,959,468	44,045	4.41%	3,674,082	39,531	4.36%
Other investments	51,353	291	2.28%	38,790	267	2.73%	35,817	255	2.89%

Total earning assets	4,863,774	47,260	3.91%	4,792,553	48,474	4.01%	4,511,467	44,050	3.96%

Cash and due from banks	58,851			62,446			61,544
Reserve for loan and lease losses	(88,845)			(89,841)			(85,791)
Other assets	375,985			369,436			333,233

Total assets	$5,209,765			$5,134,594			$4,820,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,254,262	$3,771	0.47%	$3,193,247	$3,218	0.40%	$3,029,179	$2,559	0.34%
Short-term borrowings	231,477	161	0.28%	223,202	103	0.18%	219,950	103	0.19%
Subordinated notes	58,764	1,055	7.22%	58,764	1,055	7.12%	58,764	1,055	7.28%
Long-term debt and mandatorily redeemable securities	62,505	523	3.37%	57,414	430	2.97%	56,730	479	3.42%

Total interest bearing liabilities	3,607,008	5,510	0.61%	3,532,627	4,806	0.54%	3,364,623	4,196	0.51%

Noninterest-bearing deposits	899,011			907,666			787,776
Other liabilities	54,149			47,274			44,657
Shareholders’ equity	649,597			647,027			623,397

Total liabilities and shareholders’ equity	$5,209,765			$5,134,594			$4,820,453

Net interest income		$41,750			$43,668			$39,854

Net interest margin on a tax equivalent basis			3.45%			3.61%			3.58%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three month period ended March 31, 2016 was $0.98 million compared to a provision for loan and lease losses in the three month period ended March 31, 2015 of $0.36 million. Net recoveries of $0.21 million were recorded for the first quarter 2016, compared to net charge-offs of $0.33 million for the same quarter a year ago.

Weaknesses negatively impacting the U.S. recovery, are geopolitical events. Current concerns include the unrelenting decline in oil prices, the continued slowdown in China, the weak EU economies, the recessionary pressures in Japan and Brazil (with the resultant decline in the value of the real), and the heightened concerns of terrorist attacks. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the first quarter of 2016.
Another area of concern continues to be our aircraft portfolio where we have collateral concentration and $209 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen some evidence that depressed private jet markets have stabilized. As the U.S. economy slowly improves, the industry is likely to benefit and we should see a decrease in the fleet of unsold pre-owned aircraft which will result in further strengthening of values. Nevertheless, we remain concerned about the prolonged low prices for several models. We also have some foreign exposure in this portfolio, particularly in Mexico and Brazil. Brazil is suffering from their worst recession in twenty-five years. We continue to monitor individual customer performance and assess risks in the portfolio as a whole. We do not see a clear trend of improvement or deterioration. We have assessed our reserve ratios, which were established based on the higher and more volatile loss histories and believe our reserve ratios remain appropriate.
On March 31, 2016, 30 day and over loan and lease delinquencies were 0.28% compared to 0.40% on March 31, 2015. The decrease in delinquencies is largely attributable to the aircraft portfolio. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.21% as compared to 2.30% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2016 and 2015 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of March 31, 2016 and December 31, 2015 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Loans and leases past due 90 days or more	$728	$122	$190
Nonaccrual loans and leases	12,982	12,718	21,359
Other real estate	330	736	892
Former bank premises held for sale	—	—	626
Repossessions	7,201	6,927	4,607
Equipment owned under operating leases	113	121	36
Total nonperforming assets	$21,354	$20,624	$27,710

Nonperforming assets as a percentage of total loans and leases were 0.51% at March 31, 2016, 0.50% at December 31, 2015, and 0.73% at March 31, 2015. Nonperforming assets totaled $21.35 million at March 31, 2016, an increase of 3.54% from the $20.62 million reported at December 31, 2015, and a 22.94% decrease from the $27.71 million reported at March 31, 2015. The increase in nonperforming assets during the first three months of 2016 was related to an increase in loans and leases past due 90 days or more, nonaccrual loans and leases and repossessions offset by sales of other real estate. The decrease in nonperforming assets at March 31, 2016 from March 31, 2015 occurred primarily in nonaccrual loans and leases and the sale of other real estate.
The increase in loans past due 90 days or more at March 31, 2016 from December 31, 2015 primarily occurred in the residential real estate and home equity portfolio. The increase in nonaccrual loans and leases at March 31, 2016 from December 31, 2015 occurred primarily in the commercial real estate and consumer portfolios. The decrease in nonaccrual loans and leases at March 31, 2016 from March 31, 2015 occurred primarily in the aircraft, commercial and commercial real estate portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2016 and December 31, 2015 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Commercial and agricultural	$30	$564	$—
Auto and light truck	—	10	40
Medium and heavy duty truck	—	—	—
Aircraft financing	6,828	6,916	4,543
Construction equipment financing	360	—	—
Commercial real estate	120	—	465
Residential real estate and home equity	154	159	141
Consumer	39	14	310
Total	$7,531	$7,663	$5,499

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $208.70 million and $205.83 million as of March 31, 2016 and December 31, 2015, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $81.64 million and $115.09 million as of March 31, 2016, respectively, compared to $76.79 million and $116.73 million as of December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015 there was not a significant concentration in any other country.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$4,623	$4,557	66	1.45%
Service charges on deposit accounts	2,107	2,197	(90)	(4.10)%
Debit card income	2,599	2,399	200	8.34%
Mortgage banking income	1,046	1,251	(205)	(16.39)%
Insurance commissions	1,563	1,305	258	19.77%
Equipment rental income	6,073	5,079	994	19.57%
Gains on investment securities available-for-sale	10	—	10	NM
Other income	3,606	2,963	643	21.70%
Total noninterest income	$21,627	$19,751	1,876	9.50%

NM = Not Meaningful
Trust fees increased slightly for the three months ended March 31, 2016 over the same period a year ago. Trust fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2016 and December 31, 2015 was $3.89 billion and $3.78 billion, respectively.
Service charges on deposit accounts declined for the three months ended March 31, 2016 over the comparable period one year ago. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions and a decrease in paper statement fees as clients continue to move to online access for account statements.
Debit card income increased in the three months ended March 31, 2016 over the same period a year ago. The improvement in debit card income was mainly the result of an increased volume of debit card transactions in 2016.

Mortgage banking income decreased in the first quarter of 2016 as compared to the first quarter of 2015. This variance was primarily caused by decreased gains on loan sales and lower secondary market loan production offset by a reduction in MSR amortization expense.
Insurance commissions increased during the three months ended March 31, 2016 compared to the same period in 2015. The increase in insurance commissions was primarily due to higher contingency commissions received during the first quarter of 2016 compared to the same period a year ago.
Equipment rental income grew for the three months ended March 31, 2016 over the comparable period one year ago. The increase was the result of the average equipment rental portfolio increasing 34.42% over the same period a year ago due to improving market conditions for equipment finance mainly in construction equipment, auto and light trucks and medium and heavy duty trucks. The increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Gains on investment securities available-for-sale were flat during the first quarter of 2016 compared to the first quarter of 2015.
Other income increased for the three months ended March 31, 2016 over the same period a year ago. The higher income during the first three months of 2016 compared to the same period a year ago was mainly due to gains on partnership investments, increased customer swap fees and higher mutual fund income offset by lower monogram fund income.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$21,351	$20,925	426	2.04%
Net occupancy expense	2,501	2,461	40	1.63%
Furniture and equipment expense	4,790	4,336	454	10.47%
Depreciation - leased equipment	5,101	4,088	1,013	24.78%
Professional fees	1,219	870	349	40.11%
Supplies and communication	1,508	1,406	102	7.25%
FDIC and other insurance	879	849	30	3.53%
Business development and marketing expense	980	1,049	(69)	(6.58)%
Loan and lease collection and repossession expense	427	363	64	17.63%
Other expense	1,949	1,714	235	13.71%
Total noninterest expense	$40,705	$38,061	2,644	6.95%

Salaries and employee benefits increased for the three months ended March 31, 2016 compared to the same period in 2015. The increase for the first quarter 2016 was mainly due to higher base salary expense offset by lower group insurance costs. Higher base salary expense was primarily due to more full-time equivalent employees as a result of opening a new banking center in June 2015, filling other open positions and normal performance raises. Group insurance costs decreased as a result of lower health insurance claims experience.
Net occupancy expense increased slightly during the first quarter of 2016 compared to the same period in 2015.
Furniture and equipment expense, including depreciation, increased during the first quarter of 2016 compared to the same period in 2015. Furniture and equipment expense was higher in 2016 mainly due to increased computer processing charges, software and equipment maintenance costs and depreciation.
During the first quarter of 2016, depreciation on leased equipment increased in conjunction with the increase in equipment rental income as compared to the same period one year ago.
Professional fees grew during the first quarter of 2016 compared to the same period a year ago. Professional fees increased in 2016 primarily due to higher legal fees and increased utilization of consulting services offset by lower audit fees.
Supplies and communication expense increased for the three months ended March 31, 2016 compared to the same period in 2015. The increase in 2016 was mainly the result of continuing to replace debit cards with the new embedded EMV chip technology.
FDIC and other insurance increased slightly during the first quarter of 2016 compared to the same period a year ago.

Business development and marketing expense decreased for the three months ended March 31, 2016 versus the three months ended March 31, 2015. The lower expense in 2016 was primarily the result of decreased marketing promotions.
Loan and lease collection and repossession expense increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to fewer gains on the sale of other real estate and repossessions offset by decreased valuation adjustments and lower collection and repossession expenses.
Other expenses were higher during the first quarter of 2016 as compared to the same period in 2015. The increase during the first quarter of 2016 over a year ago primarily related to higher provision on unfunded loan commitments and swap valuation adjustments offset by lower expenses related to a previously reported proceeding that involved the Bank as trustee and reduced intangible asset amortization as items fully amortize.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2016 was $7.42 million compared to $7.26 million for the same period in 2015. The effective tax rates were 34.93% and 34.95% for the first quarter ended March 31, 2016 and 2015, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2015. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.      Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2015. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2016	46,052	$28.96	46,052	1,611,400
February 01 - 29, 2016	223,615	29.84	223,615	1,387,785
March 01 - 31, 2016	—	—	—	1,387,785

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000** shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 612,215** shares.
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

1st Source Corporation

DATE	April 21, 2016	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	April 21, 2016	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer