Form 10-Q
period 2016-06-30
1ST SOURCE CORP
filed 2016-07-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of common stock outstanding as of July 15, 2016 — 25,866,884 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$58,944	$65,171
Federal funds sold and interest bearing deposits with other banks	14,297	14,550
Investment securities available-for-sale	814,258	791,727
Other investments	21,973	21,973
Mortgages held for sale	15,924	9,825
Loans and leases, net of unearned discount:
Commercial and agricultural	759,175	744,749
Auto and light truck	457,586	425,236
Medium and heavy duty truck	273,674	278,254
Aircraft	822,842	778,012
Construction equipment	484,354	455,565
Commercial real estate	715,932	700,268
Residential real estate and home equity	482,979	464,129
Consumer	156,221	148,479
Total loans and leases	4,152,763	3,994,692
Reserve for loan and lease losses	(91,458)	(88,112)
Net loans and leases	4,061,305	3,906,580
Equipment owned under operating leases, net	119,312	110,371
Net premises and equipment	54,506	53,191
Goodwill and intangible assets	84,386	84,676
Accrued income and other assets	135,033	129,852
Total assets	$5,379,938	$5,187,916

LIABILITIES
Deposits:
Noninterest-bearing demand	$944,626	$902,364
Interest-bearing deposits:
Interest-bearing demand	1,391,823	1,350,417
Savings	779,899	745,661
Time	1,208,736	1,140,744
Total interest-bearing deposits	3,380,458	3,236,822
Total deposits	4,325,084	4,139,186
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	161,826	130,662
Other short-term borrowings	44,150	102,567
Total short-term borrowings	205,976	233,229
Long-term debt and mandatorily redeemable securities	64,738	57,379
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	63,620	55,305
Total liabilities	4,718,182	4,543,863

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2016 and December 31, 2015	436,538	436,538
Retained earnings	270,744	251,812
Cost of common stock in treasury (2,342,904 shares at June 30, 2016 and 2,178,090 shares at December 31, 2015)	(56,357)	(50,852)
Accumulated other comprehensive income	10,831	6,555
Total shareholders’ equity	661,756	644,053
Total liabilities and shareholders’ equity	$5,379,938	$5,187,916
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans and leases	$43,891	$42,583	$86,627	$82,187
Investment securities, taxable	3,040	2,648	6,120	5,652
Investment securities, tax-exempt	697	754	1,389	1,523
Other	309	229	600	484
Total interest income	47,937	46,214	94,736	89,846
Interest expense:
Deposits	3,790	2,838	7,561	5,397
Short-term borrowings	119	131	280	234
Subordinated notes	1,055	1,055	2,110	2,110
Long-term debt and mandatorily redeemable securities	680	525	1,203	1,004
Total interest expense	5,644	4,549	11,154	8,745
Net interest income	42,293	41,665	83,582	81,101
Provision for loan and lease losses	2,049	811	3,024	1,168
Net interest income after provision for loan and lease losses	40,244	40,854	80,558	79,933
Noninterest income:
Trust fees	5,108	5,247	9,731	9,804
Service charges on deposit accounts	2,276	2,367	4,383	4,564
Debit card	2,816	2,628	5,415	5,027
Mortgage banking	1,115	1,239	2,161	2,490
Insurance commissions	1,233	1,382	2,796	2,687
Equipment rental	6,517	5,342	12,590	10,421
(Losses) gains on investment securities available-for-sale	(209)	4	(199)	4
Other	3,441	3,322	7,047	6,285
Total noninterest income	22,297	21,531	43,924	41,282
Noninterest expense:
Salaries and employee benefits	21,194	20,794	42,545	41,719
Net occupancy	2,307	2,345	4,808	4,806
Furniture and equipment	4,811	4,531	9,601	8,867
Depreciation - leased equipment	5,444	4,396	10,545	8,484
Professional fees	1,190	1,108	2,409	1,978
Supplies and communication	1,374	1,409	2,882	2,815
FDIC and other insurance	911	847	1,790	1,696
Business development and marketing	1,025	1,214	2,005	2,263
Loan and lease collection and repossession	385	(294)	812	69
Other	1,393	1,891	3,342	3,605
Total noninterest expense	40,034	38,241	80,739	76,302
Income before income taxes	22,507	24,144	43,743	44,913
Income tax expense	8,028	8,514	15,446	15,772
Net income	$14,479	$15,630	$28,297	$29,141
Per common share*:
Basic net income per common share	$0.56	$0.59	$1.08	$1.10
Diluted net income per common share	$0.56	$0.59	$1.08	$1.10
Cash dividends	$0.180	$0.164	$0.360	$0.327
Basic weighted average common shares outstanding*	25,853,537	26,212,999	25,888,534	26,235,511
Diluted weighted average common shares outstanding*	25,853,537	26,212,999	25,888,534	26,235,511
*The computation of the three and six months ended June 30, 2015 per common share data and shares outstanding gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$14,479	$15,630	$28,297	$29,141
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of available-for-sale securities	2,244	(4,727)	6,647	(1,781)
Reclassification adjustment for realized losses (gains) included in net income	209	(4)	199	(4)
Income tax effect	(921)	1,776	(2,570)	670
Other comprehensive income (loss), net of tax	1,532	(2,955)	4,276	(1,115)
Comprehensive income	$16,011	$12,675	$32,573	$28,026
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2015	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	29,141	—	—	29,141
Other comprehensive loss	—	—	—	—	(1,115)	(1,115)
Issuance of 112,483 common shares under stock based compensation awards, including related tax effects*	—	—	(237)	2,683	—	2,446
Cost of 164,829 shares of common stock acquired for treasury*	—	—	—	(4,678)	—	(4,678)
Common stock cash dividend ($0.327 per share)*	—	—	(8,636)	—	—	(8,636)
10% common stock dividend	—	90,003	(90,003)	—	—	—
Balance at June 30, 2015	$—	$436,538	$232,507	$(45,706)	$8,292	$631,631

Balance at January 1, 2016	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	28,297	—	—	28,297
Other comprehensive income	—	—	—	—	4,276	4,276
Issuance of 104,853 common shares under stock based compensation awards, including related tax effects	—	—	4	2,500	—	2,504
Cost of 269,667 shares of common stock acquired for treasury	—	—	—	(8,005)	—	(8,005)
Common stock cash dividend ($0.360 per share)	—	—	(9,369)	—	—	(9,369)
Balance at June 30, 2016	$—	$436,538	$270,744	$(56,357)	$10,831	$661,756
*Share and per share data gives retrospective recognition to a 10% stock dividend declared on July 22, 2015 and issued on August 14, 2015.
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$28,297	$29,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,024	1,168
Depreciation of premises and equipment	2,596	2,302
Depreciation of equipment owned and leased to others	10,545	8,484
Stock-based compensation	1,399	2,079
Amortization of investment securities premiums and accretion of discounts, net	2,553	2,597
Amortization of mortgage servicing rights	716	778
Deferred income taxes	(742)	(2,159)
Losses (gains) on investment securities available-for-sale	199	(4)
Originations of loans held for sale, net of principal collected	(50,830)	(66,312)
Proceeds from the sales of loans held for sale	46,151	67,143
Net gain on sale of loans held for sale	(1,420)	(2,009)
Net gain on sale of other real estate and repossessions	(135)	(772)
Change in trading account securities	—	(6)
Change in interest receivable	(173)	117
Change in interest payable	907	289
Change in other assets	(2,655)	987
Change in other liabilities	8,177	(1,032)
Other	(857)	690
Net change in operating activities	47,752	43,481
Investing activities:
Proceeds from sales of investment securities available-for-sale	3,956	1,299
Proceeds from maturities and paydowns of investment securities available-for-sale	108,215	47,314
Purchases of investment securities available-for-sale	(130,607)	(48,344)
Net change in other investments	—	58
Loans sold or participated to others	—	1,962
Net change in loans and leases	(159,218)	(171,601)
Net change in equipment owned under operating leases	(19,486)	(28,216)
Purchases of premises and equipment	(3,991)	(2,934)
Proceeds from sales of other real estate and repossessions	714	6,536
Net change in investing activities	(200,417)	(193,926)
Financing activities:
Net change in demand deposits and savings accounts	117,906	104,266
Net change in time deposits	67,992	55,459
Net change in short-term borrowings	(27,253)	16,365
Proceeds from issuance of long-term debt	10,832	—
Payments on long-term debt	(5,703)	(743)
Stock issued under stock purchase plans	116	149
Acquisition of treasury stock	(8,005)	(4,678)
Cash dividends paid on common stock	(9,700)	(8,865)
Net change in financing activities	146,185	161,953

Net change in cash and cash equivalents	(6,480)	11,508
Cash and cash equivalents, beginning of year	79,721	66,190
Cash and cash equivalents, end of period	$73,241	$77,698
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,469	$5,866
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	800	500
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
Note 2.       Recent Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.
For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the statement of income as a credit loss expense.
Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.
ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its accounting and disclosures.
Share Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company continues to assess ASU 2016-09 but does not expect a significant impact on its accounting and disclosures.
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
Short Duration Contracts: In May 2015, the FASB issued ASU No. 2015-09 “Financial Services - Insurance (Topic 944) - Disclosures about Short Duration Contracts.” ASU 2015-09 includes amendments that require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses as well as significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require a roll-forward of the liability for unpaid claims and claim adjustment expenses on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption is permitted. The Company has determined that ASU 2015-09 applies to certain insurance lines of business and is assessing the impact on its disclosures.
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
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. These amendments are effective upon the adoption of ASU 2014-09. The Company continues to assess the impact of ASU 2014-09 on its accounting and disclosures.

Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. Treasury and Federal agencies securities	$396,740	$3,396	$(5)	$400,131
U.S. States and political subdivisions securities	125,917	3,364	(63)	129,218
Mortgage-backed securities — Federal agencies	239,829	4,982	(272)	244,539
Corporate debt securities	32,032	398	—	32,430
Foreign government and other securities	800	10	—	810
Total debt securities	795,318	12,150	(340)	807,128
Marketable equity securities	1,599	5,533	(2)	7,130
Total investment securities available-for-sale	$796,917	$17,683	$(342)	$814,258

December 31, 2015
U.S. Treasury and Federal agencies securities	$389,457	$1,718	$(1,506)	$389,669
U.S. States and political subdivisions securities	120,441	2,692	(143)	122,990
Mortgage-backed securities — Federal agencies	234,400	3,430	(1,533)	236,297
Corporate debt securities	34,241	199	(57)	34,383
Foreign government and other securities	800	10	(1)	809
Total debt securities	779,339	8,049	(3,240)	784,148
Marketable equity securities	1,893	5,906	(220)	7,579
Total investment securities available-for-sale	$781,232	$13,955	$(3,460)	$791,727
At June 30, 2016 and December 31, 2015, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2016. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$214,503	$215,323
Due after one year through five years	318,873	324,549
Due after five years through ten years	22,113	22,717
Due after ten years	—	—
Mortgage-backed securities	239,829	244,539
Total debt securities available-for-sale	$795,318	$807,128

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. Treasury and Federal agencies securities	$5,974	$(5)	$—	$—	$5,974	$(5)
U.S. States and political subdivisions securities	7,237	(22)	4,474	(41)	11,711	(63)
Mortgage-backed securities - Federal agencies	23,770	(78)	15,147	(194)	38,917	(272)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	36,981	(105)	19,621	(235)	56,602	(340)
Marketable equity securities	1	—	3	(2)	4	(2)
Total investment securities available-for-sale	$36,982	$(105)	$19,624	$(237)	$56,606	$(342)

December 31, 2015
U.S. Treasury and Federal agencies securities	$151,581	$(928)	$43,372	$(578)	$194,953	$(1,506)
U.S. States and political subdivisions securities	17,040	(79)	3,795	(64)	20,835	(143)
Mortgage-backed securities - Federal agencies	78,731	(777)	20,592	(756)	99,323	(1,533)
Corporate debt securities	9,340	(57)	—	—	9,340	(57)
Foreign government and other securities	99	(1)	—	—	99	(1)
Total debt securities	256,791	(1,842)	67,759	(1,398)	324,550	(3,240)
Marketable equity securities	427	(218)	3	(2)	430	(220)
Total investment securities available-for-sale	$257,218	$(2,060)	$67,762	$(1,400)	$324,980	$(3,460)
The initial indication of other-than-temporary-impairment (OTTI) for both debt and equity securities is a decline in fair value below amortized cost. Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.
At June 30, 2016, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross realized gains	$85	$4	$95	$4
Gross realized losses	—	—	—	—
OTTI losses	(294)	—	(294)	—
Net realized (losses) gains	$(209)	$4	$(199)	$4
At June 30, 2016 and December 31, 2015, investment securities available-for-sale with carrying values of $249.00 million and $233.14 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2016
Commercial and agricultural	$725,345	$33,830	$759,175
Auto and light truck	427,067	30,519	457,586
Medium and heavy duty truck	271,809	1,865	273,674
Aircraft	792,536	30,306	822,842
Construction equipment	479,698	4,656	484,354
Commercial real estate	704,188	11,744	715,932
Total	$3,400,643	$112,920	$3,513,563

December 31, 2015
Commercial and agricultural	$710,030	$34,719	$744,749
Auto and light truck	413,836	11,400	425,236
Medium and heavy duty truck	275,367	2,887	278,254
Aircraft	750,264	27,748	778,012
Construction equipment	448,683	6,882	455,565
Commercial real estate	680,304	19,964	700,268
Total	$3,278,484	$103,600	$3,382,084
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2016
Residential real estate and home equity	$481,128	$1,851	$482,979
Consumer	155,533	688	156,221
Total	$636,661	$2,539	$639,200

December 31, 2015
Residential real estate and home equity	$462,236	$1,893	$464,129
Consumer	148,180	299	148,479
Total	$610,416	$2,192	$612,608

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2016
Commercial and agricultural	$755,391	$175	$16	$—	$755,582	$3,593	$759,175
Auto and light truck	457,190	336	13	—	457,539	47	457,586
Medium and heavy duty truck	273,674	—	—	—	273,674	—	273,674
Aircraft	811,062	7,500	—	—	818,562	4,280	822,842
Construction equipment	482,657	1,028	—	—	483,685	669	484,354
Commercial real estate	713,651	554	—	—	714,205	1,727	715,932
Residential real estate and home equity	479,970	769	389	234	481,362	1,617	482,979
Consumer	155,129	356	48	42	155,575	646	156,221
Total	$4,128,724	$10,718	$466	$276	$4,140,184	$12,579	$4,152,763

December 31, 2015
Commercial and agricultural	$740,335	$52	$79	$—	$740,466	$4,283	$744,749
Auto and light truck	424,997	170	23	—	425,190	46	425,236
Medium and heavy duty truck	278,254	—	—	—	278,254	—	278,254
Aircraft	764,074	9,442	108	—	773,624	4,388	778,012
Construction equipment	454,993	33	—	—	455,026	539	455,565
Commercial real estate	698,514	362	—	—	698,876	1,392	700,268
Residential real estate and home equity	460,771	1,038	427	71	462,307	1,822	464,129
Consumer	147,419	552	209	51	148,231	248	148,479
Total	$3,969,357	$11,649	$846	$122	$3,981,974	$12,718	$3,994,692

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
June 30, 2016
With no related reserve recorded:
Commercial and agricultural	$743	$743	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	2,450	2,450	—
Construction equipment	577	577	—
Commercial real estate	1,541	1,541	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,311	5,311	—
With a reserve recorded:
Commercial and agricultural	2,441	2,441	463
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	1,830	1,830	1,296
Construction equipment	—	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	363	365	145
Consumer	—	—	—
Total with a reserve recorded	4,634	4,636	1,904
Total impaired loans	$9,945	$9,947	$1,904

December 31, 2015
With no related reserve recorded:
Commercial and agricultural	$1,016	$1,016	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	4,384	4,384	—
Construction equipment	539	539	—
Commercial real estate	8,494	8,494	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	14,433	14,433	—
With a reserve recorded:
Commercial and agricultural	2,884	2,884	649
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	366	368	148
Consumer	—	—	—
Total with a reserve recorded	3,250	3,252	797
Total impaired loans	$17,683	$17,685	$797

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$3,449	$—	$2,134	$6	$3,579	$4	$5,971	$16
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft	4,341	—	7,269	—	4,184	—	8,207	6
Construction equipment	514	—	731	—	697	—	735	—
Commercial real estate	6,100	—	10,735	142	7,251	123	11,319	284
Residential real estate and home equity	364	4	371	4	365	8	372	8
Consumer	—	—	—	—	—	—	—	—
Total	$14,768	$4	$21,240	$152	$16,076	$135	$26,604	$314

There were no loan and lease modifications classified as troubled debt restructurings (TDR) during the three and six months ended June 30, 2016 and 2015. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest.
There were no TDRs which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2016 and 2015. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Performing TDRs	$363	$7,437
Nonperforming TDRs	1,844	1,926
Total TDRs	$2,207	$9,363

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
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2016 and 2015.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2016
Balance, beginning of period	$14,735	$9,582	$4,511	$34,240	$7,462	$13,835	$3,379	$1,552	$89,296
Charge-offs	16	—	—	—	—	—	58	257	331
Recoveries	109	64	2	89	70	34	4	72	444
Net charge-offs (recoveries)	(93)	(64)	(2)	(89)	(70)	(34)	54	185	(113)
Provision (recovery of provision)	7	2,021	(163)	332	(20)	(407)	52	227	2,049
Balance, end of period	$14,835	$11,667	$4,350	$34,661	$7,512	$13,462	$3,377	$1,594	$91,458

June 30, 2015
Balance, beginning of period	$11,620	$10,793	$4,364	$31,301	$7,740	$13,186	$4,115	$1,979	$85,098
Charge-offs	22	—	—	—	—	—	25	173	220
Recoveries	86	191	2	398	123	38	5	56	899
Net charge-offs (recoveries)	(64)	(191)	(2)	(398)	(123)	(38)	20	117	(679)
Provision (recovery of provision)	181	461	(33)	1,141	(56)	2	(651)	(234)	811
Balance, end of period	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2016 and 2015.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2016
Balance, beginning of period	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112
Charge-offs	216	3	—	—	92	1	81	502	895
Recoveries	200	126	10	227	148	339	6	161	1,217
Net charge-offs (recoveries)	16	(123)	(10)	(227)	(56)	(338)	75	341	(322)
Provision (recovery of provision)	(605)	2,275	(359)	2,061	(136)	(638)	70	356	3,024
Balance, end of period	$14,835	$11,667	$4,350	$34,661	$7,512	$13,462	$3,377	$1,594	$91,458

June 30, 2015
Balance, beginning of period	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Charge-offs	965	22	—	49	—	—	65	320	1,421
Recoveries	564	251	5	442	245	135	7	124	1,773
Net charge-offs (recoveries)	401	(229)	(5)	(393)	(245)	(135)	58	196	(352)
Provision (recovery of provision)	506	890	(172)	213	554	(179)	(600)	(44)	1,168
Balance, end of period	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$463	$—	$—	$1,296	$—	$—	$145	$—	$1,904
Ending balance, collectively evaluated for impairment	14,372	11,667	4,350	33,365	7,512	13,462	3,232	1,594	89,554
Total reserve for loan and lease losses	$14,835	$11,667	$4,350	$34,661	$7,512	$13,462	$3,377	$1,594	$91,458

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,184	$—	$—	$4,280	$577	$1,541	$363	$—	$9,945
Ending balance, collectively evaluated for impairment	755,991	457,586	273,674	818,562	483,777	714,391	482,616	156,221	4,142,818
Total recorded investment in loans	$759,175	$457,586	$273,674	$822,842	$484,354	$715,932	$482,979	$156,221	$4,152,763

December 31, 2015
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$649	$—	$—	$—	$—	$—	$148	$—	$797
Ending balance, collectively evaluated for impairment	14,807	9,269	4,699	32,373	7,592	13,762	3,234	1,579	87,315
Total reserve for loan and lease losses	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,900	$—	$—	$4,384	$539	$8,494	$366	$—	$17,683
Ending balance, collectively evaluated for impairment	740,849	425,236	278,254	773,628	455,026	691,774	463,763	148,479	3,977,009
Total recorded investment in loans	$744,749	$425,236	$278,254	$778,012	$455,565	$700,268	$464,129	$148,479	$3,994,692
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $774.00 million and $798.51 million at June 30, 2016 and December 31, 2015, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$4,481	$4,590	$4,608	$4,733
Additions	242	456	447	706
Amortization	(384)	(385)	(716)	(778)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,339	4,661	4,339	4,661
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,339	$4,661	$4,339	$4,661
Fair value of mortgage servicing rights at end of period	$5,553	$7,342	$5,553	$7,342

At June 30, 2016 and 2015, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $1.21 million and $2.68 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.66 million and $0.71 million for the three months ended June 30, 2016 and 2015, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.36 million and $1.43 million for the six months ended June 30, 2016 and 2015, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Amounts of commitments:
Loan commitments to extend credit	$870,773	$829,509
Standby letters of credit	$37,191	$37,984
Commercial and similar letters of credit	$606	$741
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

The Bank has made investments directly in low income housing tax credit (LIHTC) operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At June 30, 2016 and December 31, 2015, investment balances, including all legally binding commitments to fund future investments totaled $9.14 million and $9.62 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $3.35 million and $3.64 million at June 30, 2016 and December 31, 2015, respectively.
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2016
Interest rate swap contracts	$562,698	Other assets	$17,012	Other liabilities	$17,334
Loan commitments	13,349	Mortgages held for sale	168	N/A	—
Forward contracts - mortgage loan	25,078	N/A	—	Mortgages held for sale	307
Total	$601,125		$17,180		$17,641

December 31, 2015
Interest rate swap contracts	$554,083	Other assets	$9,859	Other liabilities	$10,044
Loan commitments	12,440	Mortgages held for sale	47	N/A	—
Forward contracts - mortgage loan	16,416	Mortgages held for sale	13	N/A	—
Total	$582,939		$9,919		$10,044
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2016	2015	2016	2015
Interest rate swap contracts	Other expense	$(43)	$41	$(136)	$22
Interest rate swap contracts	Other income	110	221	314	297
Loan commitments	Mortgage banking	73	(52)	121	87
Forward contracts - mortgage loan	Mortgage banking	(175)	372	(320)	346
Total		$(35)	$582	$(21)	$752

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2016
Interest rate swaps	$17,245	$233	$17,012	$—	$—	$17,012

December 31, 2015
Interest rate swaps	$10,016	$157	$9,859	$—	$—	$9,859

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2016
Interest rate swaps	$17,567	$233	$17,334	$—	$17,334	$—
Repurchase agreements	161,826	—	161,826	161,826	—	—
Total	$179,393	$233	$179,160	$161,826	$17,334	$—

December 31, 2015
Interest rate swaps	$10,201	$157	$10,044	$—	$9,833	$211
Repurchase agreements	130,662	—	130,662	130,662	—	—
Total	$140,863	$157	$140,706	$130,662	$9,833	$211
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2016 and December 31, 2015, repurchase agreements had a remaining contractual maturity of $160.05 million and $128.88 million in overnight and $1.78 million and $1.78 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2016 and 2015.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2016	2015	2016	2015
Distributed earnings allocated to common stock	$4,653	$4,293	$9,339	$8,589
Undistributed earnings allocated to common stock	9,728	11,186	18,745	20,249
Net earnings allocated to common stock	14,381	15,479	28,084	28,838
Net earnings allocated to participating securities	98	151	213	303
Net income allocated to common stock and participating securities	$14,479	$15,630	$28,297	$29,141

Weighted average shares outstanding for basic earnings per common share*	25,853,537	26,212,999	25,888,534	26,235,511
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share*	25,853,537	26,212,999	25,888,534	26,235,511

Basic earnings per common share*	$0.56	$0.59	$1.08	$1.10
Diluted earnings per common share*	$0.56	$0.59	$1.08	$1.10

*Three and six months ended June 30, 2015 outstanding shares and per common share figures have been adjusted for a 10% stock dividend declared July 22, 2015 and issued on August 14, 2015.
Note 10.     Stock Based Compensation
As of June 30, 2016, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2015. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2016.
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
The stock-based compensation expense recognized in the Statements of Income for the three and six months ended June 30, 2016 and 2015 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the six months ended June 30, 2016 and 2015. As of June 30, 2016 and 2015 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2016 and 2015. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2016, there was $5.39 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.31 years.

Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2016	2015	2016	2015
Realized (losses) gains included in net income	$(209)	$4	$(199)	$4	(Losses) gains on investment securities available-for-sale
	(209)	4	(199)	4	Income before income taxes
Tax effect	78	(2)	75	(2)	Income tax expense
Net of tax	$(131)	$2	$(124)	$2	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.37 million at June 30, 2016 and $0.25 million at December 31, 2015. Interest and penalties were recognized through the income tax provision. For the six months ended June 30, 2016 and 2015, the Company recognized $0.04 million and $0.00 million in interest or penalties, respectively. There were $0.04 million and $0.00 million in accrued interest and penalties at June 30, 2016 and December 31, 2015, respectively.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At June 30, 2016 and December 31, 2015, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2016
Mortgages held for sale reported at fair value	$15,924	$15,671	$253	(1)

December 31, 2015
Mortgages held for sale reported at fair value	$9,825	$9,691	$134	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,044	$380,087	$—	$400,131
U.S. States and political subdivisions securities	—	124,557	4,661	129,218
Mortgage-backed securities — Federal agencies	—	244,539	—	244,539
Corporate debt securities	—	32,430	—	32,430
Foreign government and other securities	—	—	810	810
Total debt securities	20,044	781,613	5,471	807,128
Marketable equity securities	7,130	—	—	7,130
Total investment securities available-for-sale	27,174	781,613	5,471	814,258
Mortgages held for sale	—	15,924	—	15,924
Accrued income and other assets (interest rate swap agreements)	—	17,012	—	17,012
Total	$27,174	$814,549	$5,471	$847,194

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$17,334	$—	$17,334
Total	$—	$17,334	$—	$17,334

December 31, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,879	$369,790	$—	$389,669
U.S. States and political subdivisions securities	—	118,462	4,528	122,990
Mortgage-backed securities — Federal agencies	—	236,297	—	236,297
Corporate debt securities	—	34,383	—	34,383
Foreign government and other securities	—	—	809	809
Total debt securities	19,879	758,932	5,337	784,148
Marketable equity securities	7,579	—	—	7,579
Total investment securities available-for-sale	27,458	758,932	5,337	791,727
Mortgages held for sale	—	9,825	—	9,825
Accrued income and other assets (interest rate swap agreements)	—	9,859	—	9,859
Total	$27,458	$778,616	$5,337	$811,411

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,044	$—	$10,044
Total	$—	$10,044	$—	$10,044

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2016 and 2015.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance April 1, 2016	$4,810	$809	$5,619
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(4)	1	(3)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(145)	—	(145)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2016	$4,661	$810	$5,471

Beginning balance April 1, 2015	$5,632	$808	$6,440
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(38)	(1)	(39)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(150)	—	(150)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2015	$5,444	$807	$6,251
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2016 or 2015. No transfers between levels occurred during the three months ended June 30, 2016 or 2015.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2016
Investment securities available-for sale
Direct placement municipal securities	$4,661	Discounted cash flows	Credit spread assumption	0.03% - 1.40%

Foreign government	$801	Discounted cash flows	Market yield assumption	0.49% - 1.56%

December 31, 2015
Investment securities available-for sale
Direct placement municipal securities	$4,528	Discounted cash flows	Credit spread assumption	1.27% - 2.03%

Foreign government	$809	Discounted cash flows	Market yield assumption	0.88% - 2.00%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2016: impaired loans - $0.00 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.19 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Impaired loans - collateral based	$—	$—	$915	$915
Accrued income and other assets (partnership investments)	—	—	24	24
Accrued income and other assets (mortgage servicing rights)	—	—	4,339	4,339
Accrued income and other assets (repossessions)	—	—	7,619	7,619
Accrued income and other assets (other real estate)	—	—	452	452
Total	$—	$—	$13,349	$13,349

December 31, 2015
Impaired loans - collateral based	$—	$—	$220	$220
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,608	4,608
Accrued income and other assets (repossessions)	—	—	6,927	6,927
Accrued income and other assets (other real estate)	—	—	736	736
Total	$—	$—	$13,491	$13,491
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2016
Impaired loans	$915	$915	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 100%

Mortgage servicing rights	4,339	5,553	Discounted cash flows	Constant prepayment rate (CPR)	14.2% - 20.1%
				Discount rate	9.1% - 12.0%

Repossessions	7,619	7,798	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	452	481	Appraisals	Discount for lack of marketability	0% - 14%

December 31, 2015
Impaired loans	$220	$220	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20%

Mortgage servicing rights	4,608	7,246	Discounted cash flows	Constant prepayment rate (CPR)	9.4% - 15.0%
				Discount rate	9.8% - 13.3%

Repossessions	6,927	7,104	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 3%

Other real estate	736	851	Appraisals	Discount for lack of marketability	8% - 35%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Cash and due from banks	$58,944	$58,944	$58,944	$—	$—
Federal funds sold and interest bearing deposits with other banks	14,297	14,297	14,297	—	—
Investment securities, available-for-sale	814,258	814,258	27,174	781,613	5,471
Other investments	21,973	21,973	21,973	—	—
Mortgages held for sale	15,924	15,924	—	15,924	—
Loans and leases, net of reserve for loan and lease losses	4,061,305	4,073,538	—	—	4,073,538
Mortgage servicing rights	4,339	5,553	—	—	5,553
Interest rate swaps	17,012	17,012	—	17,012	—
Liabilities:
Deposits	$4,325,084	$4,333,142	$3,116,348	$1,216,794	$—
Short-term borrowings	205,976	205,976	163,246	42,730	—
Long-term debt and mandatorily redeemable securities	64,738	64,796	—	64,796	—
Subordinated notes	58,764	49,493	—	49,493	—
Interest rate swaps	17,334	17,334	—	17,334	—
Off-balance-sheet instruments *	—	377	—	377	—

December 31, 2015
Assets:
Cash and due from banks	$65,171	$65,171	$65,171	$—	$—
Federal funds sold and interest bearing deposits with other banks	14,550	14,550	14,550	—	—
Investment securities, available-for-sale	791,727	791,727	27,458	758,932	5,337
Other investments	21,973	21,973	21,973	—	—
Mortgages held for sale	9,825	9,825	—	9,825	—
Loans and leases, net of reserve for loan and lease losses	3,906,580	3,927,967	—	—	3,927,967
Mortgage servicing rights	4,608	7,246	—	—	7,246
Interest rate swaps	9,859	9,859	—	9,859	—
Liabilities:
Deposits	$4,139,186	$4,139,649	$2,998,443	$1,141,206	$—
Short-term borrowings	233,229	233,229	134,156	99,073	—
Long-term debt and mandatorily redeemable securities	57,379	57,193	—	57,193	—
Subordinated notes	58,764	48,304	—	48,304	—
Interest rate swaps	10,044	10,044	—	10,044	—
Off-balance-sheet instruments *	—	375	—	375	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2016, as compared to December 31, 2015, and the results of operations for the three and six months ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2015 Annual Report.
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

FINANCIAL CONDITION
Our total assets at June 30, 2016 were $5.38 billion, an increase of $192.02 million or 3.70% from December 31, 2015. Total loans and leases were $4.15 billion, an increase of $158.07 million or 3.96% from December 31, 2015. Total investment securities, available for sale were $814.26 million which represented an increase of $22.53 million or 2.85% and equipment owned under operating leases were $119.31 million, an increase of $8.94 million or 8.10% from the comparable figures at December 31, 2015. Total deposits were $4.33 billion, an increase of $185.90 million or 4.49% from the end of 2015. Short-term borrowings were $205.98 million, a decrease of $27.25 million or 11.69% from December 31, 2015.
Nonperforming assets at June 30, 2016 were $21.03 million, an increase of $0.41 million or 1.98% from the $20.62 million reported at December 31, 2015. At June 30, 2016 and December 31, 2015, nonperforming assets were 0.49% and 0.50%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Accrued income and other assets:
Bank owned life insurance cash surrender value	$62,790	$61,992
Accrued interest receivable	13,862	13,689
Mortgage servicing rights	4,339	4,608
Other real estate	452	736
Repossessions	7,619	6,927
All other assets	45,971	41,900
Total accrued income and other assets	$135,033	$129,852

CAPITAL
As of June 30, 2016, total shareholders’ equity was $661.76 million, up $17.70 million or 2.75% from the $644.05 million at December 31, 2015. In addition to net income of $28.30 million, other significant changes in shareholders’ equity during the first six months of 2016 included $8.01 million of common stock acquired for treasury and $9.37 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $10.83 million at June 30, 2016, compared to $6.56 million at December 31, 2015. The increase in accumulated other comprehensive income/(loss) during 2016 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.30% as of June 30, 2016, compared to 12.41% at December 31, 2015. Book value per common share rose to $25.59 at June 30, 2016, from $24.75 at December 31, 2015.
We declared a 10% stock dividend to shareholders of record on August 4, 2015, issuing 2,591,995 shares on August 14, 2015. All share and per share information in this report has been adjusted to reflect the stock dividend, unless otherwise noted.
We declared and paid cash dividends per common share of $0.18 during the second quarter of 2016. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 32.57%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of June 30, 2016, 1st Source and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2016, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$691,870	14.73%	$375,851	8.00%	$405,214	8.625%	$469,814	10.00%
1st Source Bank	650,049	13.86	375,140	8.00	404,447	8.625	468,925	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	630,217	13.41	281,888	6.00	311,252	6.625	375,851	8.00
1st Source Bank	590,865	12.60	281,355	6.00	310,662	6.625	375,140	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	573,217	12.20	211,416	4.50	240,780	5.125	305,379	6.50
1st Source Bank	590,865	12.60	211,016	4.50	240,324	5.125	304,801	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	630,217	11.99	210,245	4.00	N/A	N/A	262,807	5.00
1st Source Bank	590,865	11.25	210,071	4.00	N/A	N/A	262,589	5.00
LIQUIDITY AND INTEREST RATE SENSITIVITY
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as our operating cash needs are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, access to the national brokered certificates of deposit market, Federal Home Loan Bank (FHLB) borrowings, Federal Reserve Bank (FRB) borrowings, and the capability to package loans for sale.
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2016, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of June 30, 2016, we had $78.60 million outstanding in FHLB advances and could borrow an additional $154.72 million. We also had $479.26 million available to borrow from the FRB with no amounts outstanding as of June 30, 2016.
Our loan to asset ratio was 77.19% at June 30, 2016 compared to 77.00% at December 31, 2015 and 76.84% at June 30, 2015. Cash and cash equivalents totaled $73.24 million at June 30, 2016 compared to $79.72 million at December 31, 2015 and $77.70 million at June 30, 2015. At June 30, 2016, the Statement of Financial Condition was rate sensitive by $616.05 million more assets than liabilities scheduled to reprice within one year, or approximately 1.29%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $623 million.
RESULTS OF OPERATIONS
Net income for the three and six month periods ended June 30, 2016 was $14.48 million and $28.30 million, compared to $15.63 million and $29.14 million for the same periods in 2015. Diluted net income per common share was $0.56 and $1.08 for the three and six month periods ended June 30, 2016, compared to $0.59 and $1.10 for the same periods in 2015. Return on average common shareholders’ equity was 8.70% for the six months ended June 30, 2016, compared to 9.36% in 2015. The return on total average assets was 1.08% for the six months ended June 30, 2016, compared to 1.20% in 2015.
Net income decreased for the six months ended June 30, 2016 compared to the first six months of 2015. Net interest income and noninterest income increased along with a decrease in income tax expense offset by an increase in provision for loan and lease losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME
The following tables provide an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$678,849	$3,040	1.80%	$671,989	$3,080	1.84%	$667,914	$2,648	1.59%
Tax exempt	126,007	1,012	3.23%	122,860	1,013	3.32%	123,655	1,111	3.60%
Mortgages held for sale	11,100	110	3.99%	9,137	95	4.18%	13,452	125	3.73%
Loans and leases, net of unearned discount	4,105,111	43,926	4.30%	4,008,435	42,781	4.29%	3,800,120	42,508	4.49%
Other investments	65,568	309	1.90%	51,353	291	2.28%	28,950	229	3.17%
Total earning assets	4,986,635	48,397	3.90%	4,863,774	47,260	3.91%	4,634,091	46,621	4.04%
Cash and due from banks	60,786			58,851			62,452
Reserve for loan and lease losses	(90,107)			(88,845)			(86,047)
Other assets	386,316			375,985			345,750
Total assets	$5,343,630			$5,209,765			$4,956,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	3,380,208	3,790	0.45%	3,254,262	3,771	0.47%	3,096,622	2,838	0.37%
Short-term borrowings	204,828	119	0.23%	231,477	161	0.28%	238,051	131	0.22%
Subordinated notes	58,764	1,055	7.22%	58,764	1,055	7.22%	58,764	1,055	7.20%
Long-term debt and mandatorily redeemable securities	65,906	680	4.15%	62,505	523	3.37%	57,393	525	3.67%
Total interest-bearing liabilities	3,709,706	5,644	0.61%	3,607,008	5,510	0.61%	3,450,830	4,549	0.53%
Noninterest-bearing deposits	920,194			899,011			830,455
Other liabilities	54,638			54,149			42,661
Shareholders’ equity	659,092			649,597			632,300
Total liabilities and shareholders’ equity	$5,343,630			$5,209,765			$4,956,246
Net interest income		$42,753			$41,750			$42,072
Net interest margin on a tax equivalent basis			3.45%			3.45%			3.64%
Quarter Ended June 30, 2016 compared to the Quarter Ended June 30, 2015
The taxable equivalent net interest income for the three months ended June 30, 2016 was $42.75 million, an increase of 1.62% over the same period in 2015. The net interest margin on a fully taxable equivalent basis was 3.45% for the three months ended June 30, 2016, compared to 3.64% for the three months ended June 30, 2015.
During the three month period ended June 30, 2016, average earning assets increased $352.54 million or 7.61% over the comparable period in 2015. Average interest-bearing liabilities increased $258.88 million or 7.50%. The yield on average earning assets decreased 14 basis points to 3.90% from 4.04%. The rate earned on assets decreased primarily due to lower net interest recoveries (as a result of collection efforts on nonaccrual loans) of $1.35 million or 13 basis points largely related to one commercial loan relationship. Total cost of average interest-bearing liabilities increased 8 basis points to 0.61% from 0.53%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 19 basis points.
The largest contributor to the decrease in the yield on average earning assets for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was a reduction in yields on net loans and leases of 19 basis points due to the aforementioned net interest recoveries in 2015 which impacted the yield on net loans and leases by 15 basis points. Average net loans and leases increased $304.99 million or 8.03%. Total average investment securities increased $13.29 million or 1.68%. Average mortgages held for sale decreased $2.35 million or 17.48%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $36.62 million or 126.49%.

Average interest-bearing deposits increased $283.59 million or 9.16% for the second quarter of 2016 over the same period in 2015. The effective rate paid on average interest-bearing deposits increased 8 basis points to 0.45% from 0.37%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates on certificates of deposit.
Average short-term borrowings decreased $33.22 million or 13.96% for the second quarter of 2016 compared to the same period in 2015. Interest paid on short-term borrowings increased 1 basis point. Average long-term debt and mandatorily redeemable securities increased $8.51 million or 14.83%. Interest paid on long-term debt and mandatorily redeemable securities increased 48 basis points. The increase was due to higher rates on mandatorily redeemable securities.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Six Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$675,419	$6,120	1.82%	$666,752	$5,652	1.71%
Tax exempt	124,434	2,025	3.27%	123,321	2,245	3.67%
Mortgages held for sale	10,119	205	4.07%	13,231	251	3.83%
Loans and leases, net of unearned discount	4,056,772	86,707	4.30%	3,737,449	82,039	4.43%
Other investments	58,460	600	2.06%	32,364	484	3.02%
Total earning assets	4,925,204	95,657	3.91%	4,573,117	90,671	4.00%
Cash and due from banks	59,818			62,000
Reserve for loan and lease losses	(89,476)			(85,920)
Other assets	381,151			339,527
Total assets	$5,276,697			$4,888,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	3,317,235	7,561	0.46%	3,063,087	5,397	0.36%
Short-term borrowings	218,153	280	0.26%	229,050	234	0.21%
Subordinated notes	58,764	2,110	7.22%	58,764	2,110	7.24%
Long-term debt and mandatorily redeemable securities	64,205	1,203	3.77%	57,064	1,004	3.55%
Total interest-bearing liabilities	3,658,357	11,154	0.61%	3,407,965	8,745	0.52%
Noninterest-bearing deposits	909,603			809,233
Other liabilities	54,393			43,653
Shareholders’ equity	654,344			627,873
Total liabilities and shareholders’ equity	$5,276,697			$4,888,724
Net interest income		$84,503			$81,926
Net interest margin on a tax equivalent basis			3.45%			3.61%
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
The taxable equivalent net interest income for the six months ended June 30, 2016 was $84.50 million, an increase of 3.15% over the comparable period in 2015. The net interest margin on a fully taxable equivalent basis was 3.45% compared to a net interest margin of 3.61% for the same period in 2015.
During the six month period ended June 30, 2016, average earning assets increased $352.09 million or 7.70% over the comparable period in 2015. Average interest-bearing liabilities increased $250.39 million or 7.35%. The yield on average earning assets decreased 9 basis points to 3.91% from 4.00%. The rate earned on assets decreased during 2016 over 2015 primarily due to lower net interest recoveries of $1.41 million or 6 basis points largely related to one commercial loan relationship. Total cost of average interest-bearing liabilities increased 9 basis points to 0.61% from 0.52%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 16 basis points.

The largest contributor to the decrease in the yield on average earning assets for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was a reduction in yields on net loans and leases of 13 basis points due to the aforementioned net interest recoveries in 2015 which impacted the yield on net loans and leases by 8 basis points. Average net loans and leases increased $319.32 million or 8.54%. Total average investment securities increased $9.78 million or 1.24%. Average mortgages held for sale decreased $3.11 million or 23.52%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $26.10 million or 80.63%.
Average interest-bearing deposits increased $254.15 million or 8.30% for the first six months of 2016 over the same period in 2015. The effective rate paid on average interest-bearing deposits increased 10 basis points to 0.46% compared to 0.36%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates on certificates of deposit and accelerated discount amortization on called brokered certificates of deposit during the first quarter of 2016.
Average short-term borrowings decreased $10.90 million or 4.76% for the first six months of 2016 compared to the same period in 2015. Interest paid on short-term borrowings increased 5 basis points. The decrease in short-term borrowings was primarily the result of decreased borrowings with the Federal Home Loan Bank (FHLB). Average long-term debt and mandatorily redeemable securities increased $7.14 million or 12.51%. Interest paid on long-term debt and mandatorily redeemable securities increased 22 basis points. The increase was due to higher rates on mandatorily redeemable securities.
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and six month periods ended June 30, 2016 was $2.05 million and $3.02 million compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2015 of $0.81 million and $1.17 million respectively. Net recoveries of $0.11 million were recorded for the second quarter 2016, compared to net recoveries of $0.68 million for the same quarter a year ago. Year-to-date net recoveries of $0.32 million have been recorded in 2016, compared to net recoveries of $0.35 million through June 30, 2015.
Weaknesses negatively impacting the U.S. recovery, are geopolitical events. Current concerns include Brexit which will likely result in greater volatility in the EU and additional upward pressure on the dollar negatively impacting exports, the continued slowdown in China, the ongoing corruption scandals, political uncertainty and contracting GDP in Brazil, and the heightened concerns of terrorist attacks. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the second quarter of 2016.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $230 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen evidence that depressed private jet markets have stabilized. As the U.S. economy continues to improve, the industry is likely to benefit and we should see further strengthening of values. Nevertheless, we remain concerned about the prolonged low prices for several models. We also have some foreign exposure in this portfolio, particularly in Mexico and Brazil. Brazil is suffering from its worst recession in twenty-five years. We continue to monitor individual customer performance and assess risks in the portfolio as a whole. We do not see a clear trend of improvement or deterioration. We have assessed our reserve ratios, which were established based on the higher and more volatile loss histories and believe our reserve ratios remain appropriate.
On June 30, 2016, 30 day and over loan and lease delinquencies were 0.28% compared to 0.30% on June 30, 2015. The decrease in delinquencies is largely attributable to the aircraft and consumer portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.20% as compared to 2.25% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2016 and 2015 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of June 30, 2016 and December 31, 2015 is reflected in Note 4 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Loans and leases past due 90 days or more	$275	$122	$278
Nonaccrual loans and leases	12,579	12,718	15,082
Other real estate	452	736	301
Former bank premises held for sale	—	—	626
Repossessions	7,619	6,927	5,433
Equipment owned under operating leases	107	121	—
Total nonperforming assets	$21,032	$20,624	$21,720

Nonperforming assets as a percentage of total loans and leases were 0.49% at June 30, 2016, 0.50% at December 31, 2015, and 0.55% at June 30, 2015. Nonperforming assets totaled $21.03 million at June 30, 2016, an increase of 1.98% from the $20.62 million reported at December 31, 2015, and a 3.17% decrease from the $21.72 million reported at June 30, 2015. The increase in nonperforming assets during the first six months of 2016 was related to an increase in repossessions and loans and leases past due 90 days or more offset by a decrease in nonaccrual loans and leases and sales of other real estate. The decrease in nonperforming assets at June 30, 2016 from June 30, 2015 occurred primarily in nonaccrual loans and leases and the sale of a former bank premises.
The increase in loans past due 90 days or more at June 30, 2016 from December 31, 2015 occurred in the residential real estate and home equity and consumer portfolios. The decrease in nonaccrual loans and leases at June 30, 2016 from December 31, 2015 occurred primarily in the commercial and agricultural and residential real estate portfolios offset by increases in the commercial real estate and consumer portfolios. The decrease in nonaccrual loans and leases at June 30, 2016 from June 30, 2015 occurred primarily in the aircraft, residential real estate and commercial real estate portfolios offset by increases in the commercial and agricultural and consumer portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2016 and December 31, 2015 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Commercial and agricultural	$73	$564	$—
Auto and light truck	—	10	—
Medium and heavy duty truck	—	—	—
Aircraft	7,188	6,916	5,404
Construction equipment	360	—	—
Commercial real estate	120	—	284
Residential real estate and home equity	303	159	—
Consumer	27	14	46
Total	$8,071	$7,663	$5,734

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $229.98 million and $205.83 million as of June 30, 2016 and December 31, 2015, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $78.78 million and $136.45 million as of June 30, 2016, respectively, compared to $76.79 million and $116.73 million as of December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015 there was not a significant concentration in any other country.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$5,108	$5,247	(139)	(2.65)%	$9,731	$9,804	(73)	(0.74)%
Service charges on deposit accounts	2,276	2,367	(91)	(3.84)%	4,383	4,564	(181)	(3.97)%
Debit card	2,816	2,628	188	7.15%	5,415	5,027	388	7.72%
Mortgage banking	1,115	1,239	(124)	(10.01)%	2,161	2,490	(329)	(13.21)%
Insurance commissions	1,233	1,382	(149)	(10.78)%	2,796	2,687	109	4.06%
Equipment rental	6,517	5,342	1,175	22.00%	12,590	10,421	2,169	20.81%
Gains on investment securities available-for-sale	(209)	4	(213)	NM	(199)	4	(203)	NM
Other	3,441	3,322	119	3.58%	7,047	6,285	762	12.12%
Total noninterest income	$22,297	$21,531	766	3.56%	$43,924	$41,282	2,642	6.40%
NM = Not Meaningful
Trust fees decreased slightly for the three and six months ended June 30, 2016 over the same periods a year ago. Trust fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2016 and December 31, 2015 was $3.93 billion and $3.78 billion, respectively.
Service charges on deposit accounts declined for the three and six months ended June 30, 2016 over the comparable periods one year ago. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions and a decrease in paper statement fees as clients continue to move to online access for account statements.
Debit card income increased in the three and six months ended June 30, 2016 over the same periods a year ago. The improvement in debit card income was mainly the result of an increased volume of debit card transactions in 2016.
Mortgage banking income decreased in the three and six months ended June 30, 2016 as compared to the same periods a year ago. The decrease in the second quarter of 2016 compared to the second quarter of 2015 was caused by lower secondary market loan production and a decrease in servicing fees. The decrease for the first six months of 2016 compared with the same period a year ago was primarily caused by lower secondary market loan production.
Insurance commissions declined during the three months ended June 30, 2016 over the same period a year ago. The decrease in insurance commissions was primarily due to receiving contingency commissions during the second quarter in 2016 and the first quarter in 2015. Insurance commissions increased for the six months ended June 30, 2016 compared to the same period in 2015 due to an increase in the book of business and higher contingency commissions received during 2016.
Equipment rental income grew for the three and six months ended June 30, 2016 over the comparable periods one year ago. The increase was the result of the average equipment rental portfolio increasing 32.58% over the same period a year ago due to improving market conditions for equipment finance mainly in auto and light trucks, medium and heavy duty trucks and aircraft. The increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Losses on investment securities available-for-sale during the three and six months ended June 30, 2016 compared to the same periods in 2015 were the result of an other than temporary impairment charge of $0.29 million on a marketable equity security offset by gains on the sale of U.S. States and political subdivisions securities.
Other income increased for the three and six months ended June 30, 2016 over the same periods a year ago. The increase during the second quarter of 2016 compared to the second quarter of 2015 was the result of gains on the liquidation of a partnership investment required by the Volcker Rule and higher mutual fund income offset by lower monogram fund income, a reduction in claim proceeds from bank owned life insurance and decreased customer swap fees. The higher income during the first six months of 2016 compared to the same period a year ago was mainly due to gains on the liquidation of a partnership investment required by the Volcker Rule and higher mutual fund income offset by lower monogram fund income and a reduction in claim proceeds from bank owned life insurance.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$21,194	$20,794	400	1.92%	$42,545	$41,719	826	1.98%
Net occupancy	2,307	2,345	(38)	(1.62)%	4,808	4,806	2	0.04%
Furniture and equipment	4,811	4,531	280	6.18%	9,601	8,867	734	8.28%
Depreciation - leased equipment	5,444	4,396	1,048	23.84%	10,545	8,484	2,061	24.29%
Professional fees	1,190	1,108	82	7.40%	2,409	1,978	431	21.79%
Supplies and communication	1,374	1,409	(35)	(2.48)%	2,882	2,815	67	2.38%
FDIC and other insurance	911	847	64	7.56%	1,790	1,696	94	5.54%
Business development and marketing	1,025	1,214	(189)	(15.57)%	2,005	2,263	(258)	(11.40)%
Loan and lease collection and repossession	385	(294)	679	NM	812	69	743	NM
Other	1,393	1,891	(498)	(26.34)%	3,342	3,605	(263)	(7.30)%
Total noninterest expense	$40,034	$38,241	1,793	4.69%	$80,739	$76,302	4,437	5.82%
Salaries and employee benefits increased for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase for the second quarter 2016 was mainly due to higher base salary expense and increased group insurance costs offset by lower executive incentives. Higher base salary expense was primarily due to normal performance raises. Group insurance costs increased due to the timing of health insurance claims received in the second quarter 2016 versus the first quarter 2016. The increase for the first six months of 2016 compared to the same period in 2015 was mainly due to higher base salary expense offset by lower group insurance costs and a reduction in executive incentives. Higher base salary expense was primarily due to normal performance raises. Group insurance costs decreased as a result of overall lower health insurance claims experience.
Net occupancy expense was flat during the three and six months ended June 30, 2016 compared to the same periods in 2015.
Furniture and equipment expense, including depreciation, increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. Furniture and equipment expense was higher in 2016 mainly due to increased computer processing charges, software, equipment maintenance costs and depreciation on new equipment with banking center remodels.
During the second quarter and first six months of 2016, depreciation on leased equipment increased in conjunction with the increase in equipment rental income as compared to the same period one year ago.
Professional fees were slightly higher during the second quarter of 2016 compared to the same period a year ago. Professional fees grew during the first six months of 2016 compared to the same period in 2015 mainly due to higher legal fees and increased utilization of consulting services offset by lower audit fees.
Supplies and communication expense decreased slightly during the second quarter of 2016 compared to the same period a year ago and increased slightly for the first six months of 2016 compared with the same period a year ago.
FDIC and other insurance increased slightly during the three and six months ended June 30, 2016 compared to the same periods a year ago.
Business development and marketing expense decreased for the three and six months ended June 30, 2016 versus the three and six months ended June 30, 2015. The lower expense in 2016 was primarily the result of decreased marketing promotions.
Loan and lease collection and repossession expense increased for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase during the second quarter of 2016 over the same period a year ago was primarily due to lower recoveries on repurchased mortgage loans, fewer gains on the sale of other real estate and increased valuation adjustments. Loan and lease collection and repossession expense increased for the first six months of 2016 compared to the same period in 2015 mainly due to lower gains on the sale of other real estate owned and repossessions and lower recoveries on repurchased mortgage loans offset by decreased valuation adjustments.

Other expenses were lower during the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease during the second quarter of 2016 over a year ago primarily related to fewer write-downs on fixed assets, lower employment and relocation expenses, reduced residential mortgage foreclosure expenses and debit card losses offset by an increase in provision on unfunded loan commitments and swap valuation adjustments. The decrease during the first six months of 2016 compared to the same period in 2015 were mainly the result of lower expenses related to a previously reported proceeding that involved the Bank as trustee, fewer write-downs on fixed assets, reduced intangible asset amortization as items fully amortize and a decrease in employment and relocation expenses offset by an increase in provision on unfunded loan commitments and higher swap valuation adjustments.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2016 was $8.03 million and $15.45 million respectively, compared to $8.51 million and $15.77 million for the same periods in 2015. The effective tax rates were 35.67% and 35.26% for the second quarter ended June 30, 2016 and 2015, respectively and 35.31% and 35.12% for the six months ended June 30, 2016 and 2015 respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2015. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2016	—	$—	—	1,387,785
May 01 - 31, 2016	—	—	—	1,387,785
June 01 - 30, 2016	—	—	—	1,387,785

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

1st Source Corporation

DATE	July 21, 2016	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	July 21, 2016	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer