Form 10-Q
period 2016-09-30
1ST SOURCE CORP
filed 2016-10-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of common stock outstanding as of October 14, 2016 — 25,867,093 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$65,724	$65,171
Federal funds sold and interest bearing deposits with other banks	30,100	14,550
Investment securities available-for-sale	828,615	791,727
Other investments	22,458	21,973
Mortgages held for sale	19,986	9,825
Loans and leases, net of unearned discount:
Commercial and agricultural	786,167	744,749
Auto and light truck	400,809	425,236
Medium and heavy duty truck	271,478	278,254
Aircraft	836,977	778,012
Construction equipment	498,086	455,565
Commercial real estate	744,972	700,268
Residential real estate and home equity	490,186	464,129
Consumer	150,742	148,479
Total loans and leases	4,179,417	3,994,692
Reserve for loan and lease losses	(88,897)	(88,112)
Net loans and leases	4,090,520	3,906,580
Equipment owned under operating leases, net	117,883	110,371
Net premises and equipment	54,654	53,191
Goodwill and intangible assets	84,244	84,676
Accrued income and other assets	133,727	129,852
Total assets	$5,447,911	$5,187,916

LIABILITIES
Deposits:
Noninterest-bearing demand	$992,776	$902,364
Interest-bearing deposits:
Interest-bearing demand	1,417,692	1,350,417
Savings	799,891	745,661
Time	1,166,679	1,140,744
Total interest-bearing deposits	3,384,262	3,236,822
Total deposits	4,377,038	4,139,186
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	167,029	130,662
Other short-term borrowings	48,978	102,567
Total short-term borrowings	216,007	233,229
Long-term debt and mandatorily redeemable securities	64,760	57,379
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	61,083	55,305
Total liabilities	4,777,652	4,543,863

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2016 and December 31, 2015	436,538	436,538
Retained earnings	280,335	251,812
Cost of common stock in treasury (2,338,581 shares at September 30, 2016 and 2,178,090 shares at December 31, 2015)	(56,262)	(50,852)
Accumulated other comprehensive income	9,648	6,555
Total shareholders’ equity	670,259	644,053
Total liabilities and shareholders’ equity	$5,447,911	$5,187,916
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans and leases	$44,965	$42,560	$131,592	$124,747
Investment securities, taxable	2,384	3,277	8,504	8,929
Investment securities, tax-exempt	672	738	2,061	2,261
Other	279	246	879	730
Total interest income	48,300	46,821	143,036	136,667
Interest expense:
Deposits	3,879	2,874	11,440	8,271
Short-term borrowings	150	147	430	381
Subordinated notes	1,055	1,055	3,165	3,165
Long-term debt and mandatorily redeemable securities	522	536	1,725	1,540
Total interest expense	5,606	4,612	16,760	13,357
Net interest income	42,694	42,209	126,276	123,310
Provision for loan and lease losses	2,067	992	5,091	2,160
Net interest income after provision for loan and lease losses	40,627	41,217	121,185	121,150
Noninterest income:
Trust fees	4,691	4,634	14,422	14,438
Service charges on deposit accounts	2,366	2,413	6,749	6,977
Debit card	2,745	2,583	8,160	7,610
Mortgage banking	1,334	969	3,495	3,459
Insurance commissions	1,350	1,460	4,146	4,147
Equipment rental	6,657	5,881	19,247	16,302
Gains on investment securities available-for-sale	989	—	790	4
Other	2,533	3,192	9,580	9,477
Total noninterest income	22,665	21,132	66,589	62,414
Noninterest expense:
Salaries and employee benefits	22,136	21,835	64,681	63,554
Net occupancy	2,435	2,496	7,243	7,302
Furniture and equipment	4,898	4,604	14,499	13,471
Depreciation - leased equipment	5,570	4,858	16,115	13,342
Professional fees	1,244	1,237	3,653	3,215
Supplies and communication	1,256	1,307	4,138	4,122
FDIC and other insurance	647	848	2,437	2,544
Business development and marketing	1,263	1,244	3,268	3,507
Loan and lease collection and repossession	324	416	1,136	485
Other	1,372	2,223	4,714	5,828
Total noninterest expense	41,145	41,068	121,884	117,370
Income before income taxes	22,147	21,281	65,890	66,194
Income tax expense	7,883	7,353	23,329	23,125
Net income	$14,264	$13,928	$42,561	$43,069
Per common share:
Basic net income per common share	$0.55	$0.53	$1.63	$1.63
Diluted net income per common share	$0.55	$0.53	$1.63	$1.63
Cash dividends	$0.180	$0.164	$0.540	$0.491
Basic weighted average common shares outstanding	25,867,169	26,164,646	25,881,360	26,211,630
Diluted weighted average common shares outstanding	25,867,169	26,164,646	25,881,360	26,211,630
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$14,264	$13,928	$42,561	$43,069
Other comprehensive (loss) income:
Change in unrealized (depreciation) appreciation of available-for-sale securities	(905)	2,256	5,742	475
Reclassification adjustment for realized (gains) losses included in net income	(989)	—	(790)	(4)
Income tax effect	711	(847)	(1,859)	(177)
Other comprehensive (loss) income, net of tax	(1,183)	1,409	3,093	294
Comprehensive income	$13,081	$15,337	$45,654	$43,363
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2015	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	43,069	—	—	43,069
Other comprehensive income	—	—	—	—	294	294
Issuance of 117,122 common shares under stock based compensation awards, including related tax effects	—	—	(252)	2,799	—	2,547
Cost of 283,263 shares of common stock acquired for treasury	—	—	—	(8,208)	—	(8,208)
Common stock cash dividend ($0.491 per share)	—	—	(12,941)	—	—	(12,941)
10% common stock dividend ($13 cash paid in lieu of fractional shares)	—	90,003	(90,016)	—	—	(13)
Balance at September 30, 2015	$—	$436,538	$242,102	$(49,120)	$9,701	$639,221

Balance at January 1, 2016	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	42,561	—	—	42,561
Other comprehensive income	—	—	—	—	3,093	3,093
Issuance of 109,887 common shares under stock based compensation awards, including related tax effects	—	—	(4)	2,620	—	2,616
Cost of 270,378 shares of common stock acquired for treasury	—	—	—	(8,030)	—	(8,030)
Common stock cash dividend ($0.540 per share)	—	—	(14,034)	—	—	(14,034)
Balance at September 30, 2016	$—	$436,538	$280,335	$(56,262)	$9,648	$670,259
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$42,561	$43,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,091	2,160
Depreciation of premises and equipment	3,897	3,517
Depreciation of equipment owned and leased to others	16,115	13,342
Stock-based compensation	2,036	2,953
Amortization of investment securities premiums and accretion of discounts, net	4,594	3,433
Amortization of mortgage servicing rights	1,133	1,117
Deferred income taxes	82	(3,914)
Gains on investment securities available-for-sale	(790)	(4)
Originations of loans held for sale, net of principal collected	(88,161)	(90,381)
Proceeds from the sales of loans held for sale	80,474	97,402
Net gain on sale of loans held for sale	(2,474)	(2,604)
Net gain on sale of other real estate and repossessions	(154)	(818)
Change in trading account securities	—	205
Change in interest receivable	(1,204)	(666)
Change in interest payable	1,089	312
Change in other assets	7	(4,802)
Change in other liabilities	4,820	5,068
Other	(367)	1,200
Net change in operating activities	68,749	70,589
Investing activities:
Proceeds from sales of investment securities available-for-sale	5,139	1,299
Proceeds from maturities and paydowns of investment securities available-for-sale	158,178	78,033
Purchases of investment securities available-for-sale	(199,056)	(75,757)
Net change in other investments	(485)	(927)
Loans sold or participated to others	—	1,962
Net change in loans and leases	(191,881)	(276,108)
Net change in equipment owned under operating leases	(23,627)	(34,984)
Purchases of premises and equipment	(5,532)	(4,612)
Proceeds from sales of other real estate and repossessions	1,523	6,788
Net change in investing activities	(255,741)	(304,306)
Financing activities:
Net change in demand deposits and savings accounts	211,917	140,737
Net change in time deposits	25,935	75,559
Net change in short-term borrowings	(17,222)	37,688
Proceeds from issuance of long-term debt	10,837	—
Payments on long-term debt	(5,928)	(924)
Stock issued under stock purchase plans	116	149
Acquisition of treasury stock	(8,030)	(8,208)
Cash dividends paid on common stock	(14,530)	(13,285)
Net change in financing activities	203,095	231,716

Net change in cash and cash equivalents	16,103	(2,001)
Cash and cash equivalents, beginning of year	79,721	66,190
Cash and cash equivalents, end of period	$95,824	$64,189
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$2,850	$7,558
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	800	500
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
Note 2.       Recent Accounting Pronouncements
Classification of Certain Cash Receipts and Cash Payments: In August 2016, the Financial Accounting Standards Board (FASB)issued Accounting Standards Update (ASU) No. 2016-15 “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is assessing ASU 2016-15 but does not expect a significant impact on its accounting and disclosures.
Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.
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
Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company continues to assess the impact of ASU 2016-02 on its accounting and disclosures.

Recognition and Measurement of Financial Instruments: In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company continues to assess the impact of ASU 2016-01 on its accounting and disclosures.
Short Duration Contracts: In May 2015, the FASB issued ASU No. 2015-09 “Financial Services - Insurance (Topic 944) - Disclosures about Short Duration Contracts.” ASU 2015-09 includes amendments that require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses as well as significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require a roll-forward of the liability for unpaid claims and claim adjustment expenses on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption is permitted. The Company has determined that ASU 2015-09 applies to certain insurance lines of business but is not expected to have a material impact on its disclosures.
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

Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. Treasury and Federal agencies securities	$405,726	$2,328	$(59)	$407,995
U.S. States and political subdivisions securities	130,386	2,590	(147)	132,829
Mortgage-backed securities — Federal agencies	239,486	4,884	(200)	244,170
Corporate debt securities	35,342	288	(15)	35,615
Foreign government and other securities	800	10	—	810
Total debt securities	811,740	10,100	(421)	821,419
Marketable equity securities	1,428	5,779	(11)	7,196
Total investment securities available-for-sale	$813,168	$15,879	$(432)	$828,615

December 31, 2015
U.S. Treasury and Federal agencies securities	$389,457	$1,718	$(1,506)	$389,669
U.S. States and political subdivisions securities	120,441	2,692	(143)	122,990
Mortgage-backed securities — Federal agencies	234,400	3,430	(1,533)	236,297
Corporate debt securities	34,241	199	(57)	34,383
Foreign government and other securities	800	10	(1)	809
Total debt securities	779,339	8,049	(3,240)	784,148
Marketable equity securities	1,893	5,906	(220)	7,579
Total investment securities available-for-sale	$781,232	$13,955	$(3,460)	$791,727
At September 30, 2016 and December 31, 2015, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2016. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$212,850	$213,454
Due after one year through five years	320,672	324,588
Due after five years through ten years	38,732	39,207
Due after ten years	—	—
Mortgage-backed securities	239,486	244,170
Total debt securities available-for-sale	$811,740	$821,419

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
U.S. Treasury and Federal agencies securities	$31,409	$(59)	$—	$—	$31,409	$(59)
U.S. States and political subdivisions securities	24,850	(108)	2,692	(39)	27,542	(147)
Mortgage-backed securities - Federal agencies	48,311	(159)	4,995	(41)	53,306	(200)
Corporate debt securities	4,992	(15)	—	—	4,992	(15)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	109,562	(341)	7,687	(80)	117,249	(421)
Marketable equity securities	340	(10)	3	(1)	343	(11)
Total investment securities available-for-sale	$109,902	$(351)	$7,690	$(81)	$117,592	$(432)

December 31, 2015
U.S. Treasury and Federal agencies securities	$151,581	$(928)	$43,372	$(578)	$194,953	$(1,506)
U.S. States and political subdivisions securities	17,040	(79)	3,795	(64)	20,835	(143)
Mortgage-backed securities - Federal agencies	78,731	(777)	20,592	(756)	99,323	(1,533)
Corporate debt securities	9,340	(57)	—	—	9,340	(57)
Foreign government and other securities	99	(1)	—	—	99	(1)
Total debt securities	256,791	(1,842)	67,759	(1,398)	324,550	(3,240)
Marketable equity securities	427	(218)	3	(2)	430	(220)
Total investment securities available-for-sale	$257,218	$(2,060)	$67,762	$(1,400)	$324,980	$(3,460)
The initial indication of potential other-than-temporary-impairment (OTTI) for both debt and equity securities is a decline in fair value below amortized cost. Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.
At September 30, 2016, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross realized gains	$989	$—	$1,084	$4
Gross realized losses	—	—	—	—
OTTI losses	—	—	(294)	—
Net realized gains (losses)	$989	$—	$790	$4
At September 30, 2016 and December 31, 2015, investment securities available-for-sale with carrying values of $258.35 million and $233.14 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2016
Commercial and agricultural	$758,615	$27,552	$786,167
Auto and light truck	396,001	4,808	400,809
Medium and heavy duty truck	270,255	1,223	271,478
Aircraft	809,233	27,744	836,977
Construction equipment	492,309	5,777	498,086
Commercial real estate	735,076	9,896	744,972
Total	$3,461,489	$77,000	$3,538,489

December 31, 2015
Commercial and agricultural	$710,030	$34,719	$744,749
Auto and light truck	413,836	11,400	425,236
Medium and heavy duty truck	275,367	2,887	278,254
Aircraft	750,264	27,748	778,012
Construction equipment	448,683	6,882	455,565
Commercial real estate	680,304	19,964	700,268
Total	$3,278,484	$103,600	$3,382,084
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2016
Residential real estate and home equity	$488,325	$1,861	$490,186
Consumer	149,530	1,212	150,742
Total	$637,855	$3,073	$640,928

December 31, 2015
Residential real estate and home equity	$462,236	$1,893	$464,129
Consumer	148,180	299	148,479
Total	$610,416	$2,192	$612,608

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2016
Commercial and agricultural	$782,090	$309	$—	$—	$782,399	$3,768	$786,167
Auto and light truck	400,532	250	—	—	400,782	27	400,809
Medium and heavy duty truck	270,883	595	—	—	271,478	—	271,478
Aircraft	822,620	5,548	—	—	828,168	8,809	836,977
Construction equipment	496,701	305	—	—	497,006	1,080	498,086
Commercial real estate	740,847	299	52	—	741,198	3,774	744,972
Residential real estate and home equity	487,304	460	561	551	488,876	1,310	490,186
Consumer	148,897	522	111	58	149,588	1,154	150,742
Total	$4,149,874	$8,288	$724	$609	$4,159,495	$19,922	$4,179,417

December 31, 2015
Commercial and agricultural	$740,335	$52	$79	$—	$740,466	$4,283	$744,749
Auto and light truck	424,997	170	23	—	425,190	46	425,236
Medium and heavy duty truck	278,254	—	—	—	278,254	—	278,254
Aircraft	764,074	9,442	108	—	773,624	4,388	778,012
Construction equipment	454,993	33	—	—	455,026	539	455,565
Commercial real estate	698,514	362	—	—	698,876	1,392	700,268
Residential real estate and home equity	460,771	1,038	427	71	462,307	1,822	464,129
Consumer	147,419	552	209	51	148,231	248	148,479
Total	$3,969,357	$11,649	$846	$122	$3,981,974	$12,718	$3,994,692

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
September 30, 2016
With no related reserve recorded:
Commercial and agricultural	$327	$327	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	429	429	—
Commercial real estate	844	844	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	1,600	1,600	—
With a reserve recorded:
Commercial and agricultural	3,188	3,188	767
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	8,809	8,809	1,990
Construction equipment	568	568	128
Commercial real estate	2,809	2,809	361
Residential real estate and home equity	361	363	144
Consumer	—	—	—
Total with a reserve recorded	15,735	15,737	3,390
Total impaired loans	$17,335	$17,337	$3,390

December 31, 2015
With no related reserve recorded:
Commercial and agricultural	$1,016	$1,016	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	4,384	4,384	—
Construction equipment	539	539	—
Commercial real estate	8,494	8,494	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	14,433	14,433	—
With a reserve recorded:
Commercial and agricultural	2,884	2,884	649
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	366	368	148
Consumer	—	—	—
Total with a reserve recorded	3,250	3,252	797
Total impaired loans	$17,683	$17,685	$797

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$3,282	$1	$3,882	$11	$3,480	$5	$5,275	$27
Auto and light truck	—	—	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft	9,051	2	7,422	1	5,806	2	7,945	6
Construction equipment	618	—	738	—	671	—	736	—
Commercial real estate	2,961	—	9,762	108	5,821	123	10,800	392
Residential real estate and home equity	362	4	369	4	364	12	371	12
Consumer	—	—	—	—	—	—	—	—
Total	$16,274	$7	$22,173	$124	$16,142	$142	$25,127	$437

There was one nonperforming loan and lease modification classified as a troubled debt restructuring (TDR) during the three and nine months ended September 30, 2016 and two performing loan modifications classified as TDR during the three and nine months ended September 30, 2015. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There was one modification during 2016 and no modifications during 2015 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2016 and 2015. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Performing TDRs	$361	$7,437
Nonperforming TDRs	1,780	1,926
Total TDRs	$2,141	$9,363

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
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2016 and 2015.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2016
Balance, beginning of period	$14,835	$11,667	$4,350	$34,661	$7,512	$13,462	$3,377	$1,594	$91,458
Charge-offs	206	1	—	4,834	36	31	55	174	5,337
Recoveries	160	65	—	186	172	48	1	77	709
Net charge-offs (recoveries)	46	(64)	—	4,648	(136)	(17)	54	97	4,628
Provision (recovery of provision)	90	(3,998)	(72)	5,148	286	460	106	47	2,067
Balance, end of period	$14,879	$7,733	$4,278	$35,161	$7,934	$13,939	$3,429	$1,544	$88,897

September 30, 2015
Balance, beginning of period	$11,865	$11,445	$4,333	$32,840	$7,807	$13,226	$3,444	$1,628	$86,588
Charge-offs	88	—	—	195	—	—	39	310	632
Recoveries	80	64	10	279	112	39	2	82	668
Net charge-offs (recoveries)	8	(64)	(10)	(84)	(112)	(39)	37	228	(36)
Provision (recovery of provision)	2,182	(2,131)	101	1,117	(276)	(244)	(8)	251	992
Balance, end of period	$14,039	$9,378	$4,444	$34,041	$7,643	$13,021	$3,399	$1,651	$87,616
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2016 and 2015.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2016
Balance, beginning of period	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112
Charge-offs	422	4	—	4,834	128	32	136	676	6,232
Recoveries	360	191	10	412	320	388	7	238	1,926
Net charge-offs (recoveries)	62	(187)	(10)	4,422	(192)	(356)	129	438	4,306
Provision (recovery of provision)	(515)	(1,723)	(431)	7,210	150	(179)	176	403	5,091
Balance, end of period	$14,879	$7,733	$4,278	$35,161	$7,934	$13,939	$3,429	$1,544	$88,897

September 30, 2015
Balance, beginning of period	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,102	$1,868	$85,068
Charge-offs	1,053	22	—	244	—	—	104	630	2,053
Recoveries	644	315	15	721	357	174	9	206	2,441
Net charge-offs (recoveries)	409	(293)	(15)	(477)	(357)	(174)	95	424	(388)
Provision (recovery of provision)	2,688	(1,241)	(71)	1,330	278	(423)	(608)	207	2,160
Balance, end of period	$14,039	$9,378	$4,444	$34,041	$7,643	$13,021	$3,399	$1,651	$87,616

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$767	$—	$—	$1,990	$128	$361	$144	$—	$3,390
Ending balance, collectively evaluated for impairment	14,112	7,733	4,278	33,171	7,806	13,578	3,285	1,544	85,507
Total reserve for loan and lease losses	$14,879	$7,733	$4,278	$35,161	$7,934	$13,939	$3,429	$1,544	$88,897

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,515	$—	$—	$8,809	$997	$3,653	$361	$—	$17,335
Ending balance, collectively evaluated for impairment	782,652	400,809	271,478	828,168	497,089	741,319	489,825	150,742	4,162,082
Total recorded investment in loans	$786,167	$400,809	$271,478	$836,977	$498,086	$744,972	$490,186	$150,742	$4,179,417

December 31, 2015
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$649	$—	$—	$—	$—	$—	$148	$—	$797
Ending balance, collectively evaluated for impairment	14,807	9,269	4,699	32,373	7,592	13,762	3,234	1,579	87,315
Total reserve for loan and lease losses	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,382	$1,579	$88,112

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,900	$—	$—	$4,384	$539	$8,494	$366	$—	$17,683
Ending balance, collectively evaluated for impairment	740,849	425,236	278,254	773,628	455,026	691,774	463,763	148,479	3,977,009
Total recorded investment in loans	$744,749	$425,236	$278,254	$778,012	$455,565	$700,268	$464,129	$148,479	$3,994,692
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $765.16 million and $798.51 million at September 30, 2016 and December 31, 2015, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$4,339	$4,661	$4,608	$4,733
Additions	313	342	760	1,048
Amortization	(417)	(339)	(1,133)	(1,117)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,235	4,664	4,235	4,664
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,235	$4,664	$4,235	$4,664
Fair value of mortgage servicing rights at end of period	$5,666	$6,945	$5,666	$6,945

At September 30, 2016 and 2015, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $1.43 million and $2.28 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.68 million and $0.71 million for the three months ended September 30, 2016 and 2015, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.04 million and $2.14 million for the nine months ended September 30, 2016 and 2015, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Amounts of commitments:
Loan commitments to extend credit	$849,706	$829,509
Standby letters of credit	$34,070	$37,984
Commercial and similar letters of credit	$3,052	$741
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

The Bank has made investments directly in low income housing tax credit (LIHTC) operating partnerships formed by third parties. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At September 30, 2016 and December 31, 2015, investment balances, including all legally binding commitments to fund future investments totaled $9.90 million and $9.62 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $4.17 million and $3.64 million at September 30, 2016 and December 31, 2015, respectively.
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2016
Interest rate swap contracts	$561,646	Other assets	$15,068	Other liabilities	$15,354
Loan commitments	11,172	Mortgages held for sale	63	N/A	—
Forward contracts - mortgage loan	27,641	N/A	—	Mortgages held for sale	117
Total	$600,459		$15,131		$15,471

December 31, 2015
Interest rate swap contracts	$554,083	Other assets	$9,859	Other liabilities	$10,044
Loan commitments	12,440	Mortgages held for sale	47	N/A	—
Forward contracts - mortgage loan	16,416	Mortgages held for sale	13	N/A	—
Total	$582,939		$9,919		$10,044
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2016	2015	2016	2015
Interest rate swap contracts	Other expense	$36	$(67)	$(100)	$(45)
Interest rate swap contracts	Other income	150	427	464	724
Loan commitments	Mortgage banking	(105)	(57)	16	30
Forward contracts - mortgage loan	Mortgage banking	190	(357)	(130)	(11)
Total		$271	$(54)	$250	$698

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016
Interest rate swaps	$15,204	$136	$15,068	$—	$—	$15,068

December 31, 2015
Interest rate swaps	$10,016	$157	$9,859	$—	$—	$9,859

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2016
Interest rate swaps	$15,490	$136	$15,354	$—	$15,323	$31
Repurchase agreements	167,029	—	167,029	167,029	—	—
Total	$182,519	$136	$182,383	$167,029	$15,323	$31

December 31, 2015
Interest rate swaps	$10,201	$157	$10,044	$—	$9,833	$211
Repurchase agreements	130,662	—	130,662	130,662	—	—
Total	$140,863	$157	$140,706	$130,662	$9,833	$211
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2016 and December 31, 2015, repurchase agreements had a remaining contractual maturity of $165.32 million and $128.88 million in overnight, $1.40 million and $1.78 million in up to 30 days and $0.30 million and $0.00 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2016 and 2015.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2016	2015	2016	2015
Distributed earnings allocated to common stock	$4,656	$4,299	$13,995	$12,888
Undistributed earnings allocated to common stock	9,515	9,499	28,260	29,748
Net earnings allocated to common stock	14,171	13,798	42,255	42,636
Net earnings allocated to participating securities	93	130	306	433
Net income allocated to common stock and participating securities	$14,264	$13,928	$42,561	$43,069

Weighted average shares outstanding for basic earnings per common share	25,867,169	26,164,646	25,881,360	26,211,630
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,867,169	26,164,646	25,881,360	26,211,630

Basic earnings per common share	$0.55	$0.53	$1.63	$1.63
Diluted earnings per common share	$0.55	$0.53	$1.63	$1.63

Note 10.     Stock Based Compensation
As of September 30, 2016, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2015. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2016.
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
The stock-based compensation expense recognized in the Statements of Income for the three and nine months ended September 30, 2016 and 2015 was based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2016 and 2015. As of September 30, 2016 and 2015 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2016 and 2015. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2016, there was $5.03 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.15 years.

Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2016	2015	2016	2015
Realized gains included in net income	$989	$—	$790	$4	Gains on investment securities available-for-sale
	989	—	790	4	Income before income taxes
Tax effect	(371)	—	(296)	(2)	Income tax expense
Net of tax	$618	$—	$494	$2	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.41 million at September 30, 2016 and $0.25 million at December 31, 2015. Interest and penalties were recognized through the income tax provision. For the nine months ended September 30, 2016 and 2015, the Company recognized $0.04 million and $0.00 million in interest or penalties, respectively. There were $0.04 million and $0.00 million in accrued interest and penalties at September 30, 2016 and December 31, 2015, respectively.
Tax years that remain open and subject to audit include the federal 2013-2015 years and the Indiana 2013-2015 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At September 30, 2016 and December 31, 2015, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2016
Mortgages held for sale reported at fair value	$19,986	$19,605	$381	(1)

December 31, 2015
Mortgages held for sale reported at fair value	$9,825	$9,691	$134	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,014	$387,981	$—	$407,995
U.S. States and political subdivisions securities	—	128,846	3,983	132,829
Mortgage-backed securities — Federal agencies	—	244,170	—	244,170
Corporate debt securities	—	35,615	—	35,615
Foreign government and other securities	—	—	810	810
Total debt securities	20,014	796,612	4,793	821,419
Marketable equity securities	7,196	—	—	7,196
Total investment securities available-for-sale	27,210	796,612	4,793	828,615
Mortgages held for sale	—	19,986	—	19,986
Accrued income and other assets (interest rate swap agreements)	—	15,068	—	15,068
Total	$27,210	$831,666	$4,793	$863,669

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$15,354	$—	$15,354
Total	$—	$15,354	$—	$15,354

December 31, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,879	$369,790	$—	$389,669
U.S. States and political subdivisions securities	—	118,462	4,528	122,990
Mortgage-backed securities — Federal agencies	—	236,297	—	236,297
Corporate debt securities	—	34,383	—	34,383
Foreign government and other securities	—	—	809	809
Total debt securities	19,879	758,932	5,337	784,148
Marketable equity securities	7,579	—	—	7,579
Total investment securities available-for-sale	27,458	758,932	5,337	791,727
Mortgages held for sale	—	9,825	—	9,825
Accrued income and other assets (interest rate swap agreements)	—	9,859	—	9,859
Total	$27,458	$778,616	$5,337	$811,411

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,044	$—	$10,044
Total	$—	$10,044	$—	$10,044

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2016 and 2015.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance July 1, 2016	$4,661	$810	$5,471
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(16)	—	(16)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(662)	—	(662)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2016	$3,983	$810	$4,793

Beginning balance July 1, 2015	$5,444	$807	$6,251
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	15	4	19
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(780)	—	(780)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2015	$4,679	$811	$5,490
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2016 or 2015. No transfers between levels occurred during the three months ended September 30, 2016 or 2015.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2016
Investment securities available-for sale
Direct placement municipal securities	$3,983	Discounted cash flows	Credit spread assumption	0.89% - 1.68%

Foreign government	$810	Discounted cash flows	Market yield assumption	0.34% - 0.98%

December 31, 2015
Investment securities available-for sale
Direct placement municipal securities	$4,528	Discounted cash flows	Credit spread assumption	1.27% - 2.03%

Foreign government	$809	Discounted cash flows	Market yield assumption	0.88% - 2.00%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2016: impaired loans - $4.85 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.02 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Impaired loans - collateral based	$—	$—	$10,644	$10,644
Accrued income and other assets (partnership investments)	—	—	32	32
Accrued income and other assets (mortgage servicing rights)	—	—	4,235	4,235
Accrued income and other assets (repossessions)	—	—	8,089	8,089
Accrued income and other assets (other real estate)	—	—	551	551
Total	$—	$—	$23,551	$23,551

December 31, 2015
Impaired loans - collateral based	$—	$—	$220	$220
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,608	4,608
Accrued income and other assets (repossessions)	—	—	6,927	6,927
Accrued income and other assets (other real estate)	—	—	736	736
Total	$—	$—	$13,491	$13,491
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2016
Impaired loans	$10,644	$10,644	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 100%

Mortgage servicing rights	4,235	5,666	Discounted cash flows	Constant prepayment rate (CPR)	13.4% - 18.0%
				Discount rate	9.0% - 11.9%

Repossessions	8,089	8,290	Appraisals, trade publications and auction values	Discount for lack of marketability	1% - 9%

Other real estate	551	602	Appraisals	Discount for lack of marketability	0% - 14%

December 31, 2015
Impaired loans	$220	$220	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20%

Mortgage servicing rights	4,608	7,246	Discounted cash flows	Constant prepayment rate (CPR)	9.4% - 15.0%
				Discount rate	9.8% - 13.3%

Repossessions	6,927	7,104	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 3%

Other real estate	736	851	Appraisals	Discount for lack of marketability	8% - 35%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Cash and due from banks	$65,724	$65,724	$65,724	$—	$—
Federal funds sold and interest bearing deposits with other banks	30,100	30,100	30,100	—	—
Investment securities, available-for-sale	828,615	828,615	27,210	796,612	4,793
Other investments	22,458	22,458	22,458	—	—
Mortgages held for sale	19,986	19,986	—	19,986	—
Loans and leases, net of reserve for loan and lease losses	4,090,520	4,106,384	—	—	4,106,384
Mortgage servicing rights	4,235	5,666	—	—	5,666
Interest rate swaps	15,068	15,068	—	15,068	—
Liabilities:
Deposits	$4,377,038	$4,383,019	$3,210,359	$1,172,660	$—
Short-term borrowings	216,007	216,007	168,004	48,003	—
Long-term debt and mandatorily redeemable securities	64,760	64,810	—	64,810	—
Subordinated notes	58,764	56,458	—	56,458	—
Interest rate swaps	15,354	15,354	—	15,354	—
Off-balance-sheet instruments *	—	381	—	381	—

December 31, 2015
Assets:
Cash and due from banks	$65,171	$65,171	$65,171	$—	$—
Federal funds sold and interest bearing deposits with other banks	14,550	14,550	14,550	—	—
Investment securities, available-for-sale	791,727	791,727	27,458	758,932	5,337
Other investments	21,973	21,973	21,973	—	—
Mortgages held for sale	9,825	9,825	—	9,825	—
Loans and leases, net of reserve for loan and lease losses	3,906,580	3,927,967	—	—	3,927,967
Mortgage servicing rights	4,608	7,246	—	—	7,246
Interest rate swaps	9,859	9,859	—	9,859	—
Liabilities:
Deposits	$4,139,186	$4,139,649	$2,998,443	$1,141,206	$—
Short-term borrowings	233,229	233,229	134,156	99,073	—
Long-term debt and mandatorily redeemable securities	57,379	57,193	—	57,193	—
Subordinated notes	58,764	48,304	—	48,304	—
Interest rate swaps	10,044	10,044	—	10,044	—
Off-balance-sheet instruments *	—	375	—	375	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2016, as compared to December 31, 2015, and the results of operations for the three and nine months ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2015 Annual Report.
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

FINANCIAL CONDITION
Our total assets at September 30, 2016 were $5.45 billion, an increase of $260.00 million or 5.01% from December 31, 2015. Total loans and leases were $4.18 billion, an increase of $184.73 million or 4.62% from December 31, 2015. Total investment securities, available-for-sale were $828.62 million which represented an increase of $36.89 million or 4.66% and equipment owned under operating leases was $117.88 million, an increase of $7.51 million or 6.81% from the comparable figures at December 31, 2015. Total deposits were $4.38 billion, an increase of $237.85 million or 5.75% from the end of 2015. Short-term borrowings were $216.01 million, a decrease of $17.22 million or 7.38% from December 31, 2015.
Nonperforming assets at September 30, 2016 were $29.22 million, an increase of $8.60 million or 41.66% from the $20.62 million reported at December 31, 2015. At September 30, 2016 and December 31, 2015, nonperforming assets were 0.68% and 0.50%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Accrued income and other assets:
Bank owned life insurance cash surrender value	$63,298	$61,992
Accrued interest receivable	14,893	13,689
Mortgage servicing rights	4,235	4,608
Other real estate	551	736
Repossessions	8,089	6,927
All other assets	42,661	41,900
Total accrued income and other assets	$133,727	$129,852

CAPITAL
As of September 30, 2016, total shareholders’ equity was $670.26 million, up $26.21 million or 4.07% from the $644.05 million at December 31, 2015. In addition to net income of $42.56 million, other significant changes in shareholders’ equity during the first nine months of 2016 included $8.03 million of common stock acquired for treasury and $14.03 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $9.65 million at September 30, 2016, compared to $6.56 million at December 31, 2015. The increase in accumulated other comprehensive income/(loss) during 2016 was the result of changes in unrealized gain/(loss) on securities in the available-for-sale portfolio. Our equity-to-assets ratio was 12.30% as of September 30, 2016, compared to 12.41% at December 31, 2015. Book value per common share rose to $25.91 at September 30, 2016, from $24.75 at December 31, 2015.
We declared and paid cash dividends per common share of $0.18 during the third quarter of 2016. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 32.93%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The final capital rules that became effective on January 1, 2015 introduced a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of September 30, 2016, 1st Source and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2016, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$702,108	14.87%	$377,625	8.00%	$407,127	8.625%	$472,031	10.00%
1st Source Bank	655,938	13.92	377,104	8.00	406,566	8.625	471,380	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	640,108	13.56	283,219	6.00	312,721	6.625	377,625	8.00
1st Source Bank	596,451	12.65	282,828	6.00	312,290	6.625	377,104	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	583,108	12.35	212,414	4.50	241,916	5.125	306,820	6.50
1st Source Bank	596,451	12.65	212,121	4.50	241,582	5.125	306,397	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	640,108	12.00	213,418	4.00	N/A	N/A	266,773	5.00
1st Source Bank	596,451	11.19	213,230	4.00	N/A	N/A	266,538	5.00
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2016, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of September 30, 2016, we had $83.48 million outstanding in FHLB advances and could borrow an additional $149.84 million. We also had $492.24 million available to borrow from the FRB with no amounts outstanding as of September 30, 2016.
Our loan to asset ratio was 76.72% at September 30, 2016 compared to 77.00% at December 31, 2015 and 77.47% at September 30, 2015. Cash and cash equivalents totaled $95.82 million at September 30, 2016 compared to $79.72 million at December 31, 2015 and $64.19 million at September 30, 2015. At September 30, 2016, the Statement of Financial Condition was rate sensitive by $640.35 million more assets than liabilities scheduled to reprice within one year, or approximately 1.30%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $578 million.
RESULTS OF OPERATIONS
Net income for the three and nine month periods ended September 30, 2016 was $14.26 million and $42.56 million, compared to $13.93 million and $43.07 million for the same periods in 2015. Diluted net income per common share was $0.55 and $1.63 for the three and nine month periods ended September 30, 2016, compared to $0.53 and $1.63 for the same periods in 2015. Return on average common shareholders’ equity was 8.62% for the nine months ended September 30, 2016, compared to 9.12% in 2015. The return on total average assets was 1.07% for the nine months ended September 30, 2016, compared to 1.16% in 2015.
Net income decreased slightly for the nine months ended September 30, 2016 compared to the first nine months of 2015. Net interest income and noninterest income increased offset by an increase in provision for loan and lease losses, noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$690,867	$2,384	1.37%	$678,849	$3,040	1.80%	$660,921	$3,277	1.97%
Tax exempt(1)	130,201	973	2.97%	126,007	1,012	3.23%	121,050	1,087	3.56%
Mortgages held for sale	14,681	134	3.63%	11,100	110	3.99%	9,610	100	4.13%
Loans and leases, net of unearned discount(1)	4,189,340	44,980	4.27%	4,105,111	43,926	4.30%	3,910,981	42,527	4.31%
Other investments	41,286	279	2.69%	65,568	309	1.90%	30,774	246	3.17%
Total earning assets(1)	5,066,375	48,750	3.83%	4,986,635	48,397	3.90%	4,733,336	47,237	3.96%
Cash and due from banks	60,665			60,786			59,172
Reserve for loan and lease losses	(92,237)			(90,107)			(87,109)
Other assets	390,727			386,316			355,951
Total assets	$5,425,530			$5,343,630			$5,061,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,393,457	$3,879	0.45%	$3,380,208	$3,790	0.45%	$3,107,108	$2,874	0.37%
Short-term borrowings	217,460	150	0.27%	204,828	119	0.23%	266,201	147	0.22%
Subordinated notes	58,764	1,055	7.14%	58,764	1,055	7.22%	58,764	1,055	7.12%
Long-term debt and mandatorily redeemable securities	64,641	522	3.21%	65,906	680	4.15%	57,432	536	3.70%
Total interest-bearing liabilities	3,734,322	5,606	0.60%	3,709,706	5,644	0.61%	3,489,505	4,612	0.52%
Noninterest-bearing deposits	959,796			920,194			888,687
Other liabilities	61,406			54,638			44,193
Shareholders’ equity	670,006			659,092			638,965
Total liabilities and shareholders’ equity	$5,425,530			$5,343,630			$5,061,350
Less: Fully tax-equivalent adjustments		(450)			(460)			(416)
Net interest income/margin (GAAP-derived)(1)		$42,694	3.35%		$42,293	3.41%		$42,209	3.54%
Fully tax-equivalent adjustments		450			460			416
Net interest income/margin - FTE(1)		$43,144	3.39%		$42,753	3.45%		$42,625	3.57%
(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2016 compared to the Quarter Ended September 30, 2015
The taxable equivalent net interest income for the three months ended September 30, 2016 was $43.14 million, an increase of 1.22% over the same period in 2015. The net interest margin on a fully taxable equivalent basis was 3.39% for the three months ended September 30, 2016, compared to 3.57% for the three months ended September 30, 2015.
During the three month period ended September 30, 2016, average earning assets increased $333.04 million or 7.04% over the comparable period in 2015. Average interest-bearing liabilities increased $244.82 million or 7.02%. The yield on average earning assets decreased 13 basis points to 3.83% from 3.96% primarily due to lower rates on loans and leases and investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 8 basis points to 0.60% from 0.52%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 18 basis points.
The largest contributors to the decrease in the yield on average earning assets for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was a reduction in yields on net loans and leases of 4 basis points and a reduction in yields on investment securities available-for-sale of 59 basis points due to market conditions. Average net loans and leases increased $278.36 million or 7.12%. Total average investment securities increased $39.10 million or 5.00%. Average mortgages held for sale increased $5.07 million or 52.77%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $10.51 million or 34.16%.

Average interest-bearing deposits increased $286.35 million or 9.22% for the third quarter of 2016 over the same period in 2015. The effective rate paid on average interest-bearing deposits increased 8 basis points to 0.45% from 0.37%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates on certificates of deposit.
Average short-term borrowings decreased $48.74 million or 18.31% for the third quarter of 2016 compared to the same period in 2015. Interest paid on short-term borrowings increased 5 basis points. Average long-term debt and mandatorily redeemable securities increased $7.21 million or 12.55%. Interest paid on long-term debt and mandatorily redeemable securities decreased 49 basis points. The decrease was due to lower rates on mandatorily redeemable securities.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$680,606	$8,504	1.67%	$664,787	$8,929	1.80%
Tax exempt(1)	126,370	2,998	3.17%	122,556	3,332	3.63%
Mortgages held for sale	11,650	339	3.89%	12,010	351	3.91%
Loans and leases, net of unearned discount(1)	4,101,284	131,687	4.29%	3,795,929	124,566	4.39%
Other investments	52,694	879	2.23%	31,829	730	3.07%
Total earning assets(1)	4,972,604	144,407	3.88%	4,627,111	137,908	3.98%
Cash and due from banks	60,103			61,047
Reserve for loan and lease losses	(90,403)			(86,321)
Other assets	384,366			345,062
Total assets	$5,326,670			$4,946,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,342,828	$11,440	0.46%	$3,077,922	$8,271	0.36%
Short-term borrowings	217,920	430	0.26%	241,570	381	0.21%
Subordinated notes	58,764	3,165	7.19%	58,764	3,165	7.20%
Long-term debt and mandatorily redeemable securities	64,351	1,725	3.58%	57,188	1,540	3.60%
Total interest-bearing liabilities	3,683,863	16,760	0.61%	3,435,444	13,357	0.52%
Noninterest-bearing deposits	926,456			836,009
Other liabilities	56,748			43,835
Shareholders’ equity	659,603			631,611
Total liabilities and shareholders’ equity	$5,326,670			$4,946,899
Less: Fully tax-equivalent adjustments		(1,371)			(1,241)
Net interest income/margin (GAAP-derived)(1)		$126,276	3.39%		$123,310	3.56%
Fully tax-equivalent adjustments		1,371			1,241
Net interest income/margin - FTE(1)		$127,647	3.43%		$124,551	3.60%
(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
The taxable equivalent net interest income for the nine months ended September 30, 2016 was $127.65 million, an increase of 2.49% over the comparable period in 2015. The net interest margin on a fully taxable equivalent basis was 3.43% for the nine months ended September 30, 2016 compared to a net interest margin of 3.60% for the same period in 2015.
During the nine month period ended September 30, 2016, average earning assets increased $345.49 million or 7.47% over the comparable period in 2015. Average interest-bearing liabilities increased $248.42 million or 7.23%. The yield on average earning assets decreased 10 basis points to 3.88% from 3.98%. The rate earned on assets decreased during 2016 over 2015 partially due to lower net interest recoveries of $1.46 million or 4 basis points largely related to one commercial loan relationship. Total cost of average interest-bearing liabilities increased 9 basis points to 0.61% from 0.52%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 17 basis points.

The largest contributor to the decrease in the yield on average earning assets for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was a reduction in yields on net loans and leases of 10 basis points due to the aforementioned net interest recoveries in 2015 which impacted the yield on net loans and leases by 6 basis points. Average net loans and leases increased $305.36 million or 8.04%. Total average investment securities increased $19.63 million or 2.49%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, increased $20.87 million or 65.55%.
Average interest-bearing deposits increased $264.91 million or 8.61% for the first nine months of 2016 over the same period in 2015. The effective rate paid on average interest-bearing deposits increased 10 basis points to 0.46% compared to 0.36%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates on certificates of deposit and accelerated discount amortization on called brokered certificates of deposit during the first quarter of 2016.
Average short-term borrowings decreased $23.65 million or 9.79% for the first nine months of 2016 compared to the same period in 2015. Interest paid on short-term borrowings increased 5 basis points. The decrease in short-term borrowings was primarily the result of decreased borrowings with the Federal Home Loan Bank (FHLB). Average long-term debt and mandatorily redeemable securities increased $7.16 million or 12.53%. Interest paid on long-term debt and mandatorily redeemable securities decreased 2 basis points. The decrease was due to lower rates on long-term debt.
Reconciliation of Non-GAAP Financial Measures
The accounting and reporting policies of 1st Source conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities.
Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources.

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2016	2016	2015	2016	2015
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$48,300	$47,937	$46,821	$143,036	$136,667
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	150	145	67	434	170
(C)	- Tax-exempt investment securities	300	315	349	937	1,071
(D)	Interest income - FTE (A+B+C)	48,750	48,397	47,237	144,407	137,908
(E)	Interest expense (GAAP)	5,606	5,644	4,612	16,760	13,357
(F)	Net interest income (GAAP) (A-E)	42,694	42,293	42,209	126,276	123,310
(G)	Net interest income - FTE (D-E)	43,144	42,753	42,625	127,647	124,551
(H)	Annualization factor	3.978	4.022	3.967	1.336	1.337
(I)	Total earning assets	$5,066,375	$4,986,635	$4,733,336	$4,972,604	$4,627,111
	Net interest margin (GAAP-derived) (F*H)/I	3.35%	3.41%	3.54%	3.39%	3.56%
	Net interest margin - FTE (G*H)/I	3.39%	3.45%	3.57%	3.43%	3.60%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and nine month periods ended September 30, 2016 was $2.07 million and $5.09 million compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2015 of $0.99 million and $2.16 million respectively. Net charge offs of $4.63 million were recorded for the third quarter 2016, compared to net recoveries of $0.04 million for the same quarter a year ago. Year-to-date net charge offs of $4.31 million have been recorded in 2016, compared to net recoveries of $0.39 million through September 30, 2015.

We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include the ongoing corruption scandals and political uncertainty in Latin American countries and the heightened concerns globally of terrorist attacks. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the third quarter of 2016.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $243 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Once again, we are noting softening collateral values, particularly for private jets. We remain concerned about the prolonged low prices for several models. We also have some foreign exposure in this portfolio, particularly in Mexico and Brazil. Brazil is suffering from its worst recession in twenty-five years. We continue to monitor individual customer performance and assess risks in the portfolio as a whole. We do not see a clear trend of improvement or deterioration. We have assessed our reserve ratios, which were established based on the higher and more volatile loss histories and believe our reserve ratios remain appropriate.
On September 30, 2016, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.23% compared to 0.46% on September 30, 2015. The decrease in delinquencies is largely attributable to the aircraft and consumer portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.13% as compared to 2.22% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2016 and 2015 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of September 30, 2016 and December 31, 2015 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Loans and leases past due 90 days or more	$611	$122	$411
Nonaccrual loans and leases	19,922	12,718	18,985
Other real estate	551	736	232
Former bank premises held for sale	—	—	515
Repossessions	8,089	6,927	6,602
Equipment owned under operating leases	43	121	146
Total nonperforming assets	$29,216	$20,624	$26,891

Nonperforming assets as a percentage of total loans and leases were 0.68% at September 30, 2016, 0.50% at December 31, 2015, and 0.66% at September 30, 2015. Nonperforming assets totaled $29.22 million at September 30, 2016, an increase of 41.66% from the $20.62 million reported at December 31, 2015, and a 8.65% increase from the $26.89 million reported at September 30, 2015. The increase in nonperforming assets during the first nine months of 2016 was related to an increase in nonaccrual loans and leases, repossessions and loans and leases past due 90 days or more offset by a decrease in equipment owned under operating leases and sales of other real estate. The increase in nonperforming assets at September 30, 2016 from September 30, 2015 occurred primarily in nonaccrual loans and leases and repossessions.
The increase in loans past due 90 days or more at September 30, 2016 from December 31, 2015 occurred in the residential real estate and home equity portfolio. The increase in nonaccrual loans and leases at September 30, 2016 from December 31, 2015 occurred primarily in the aircraft, commercial real estate, consumer, and construction equipment portfolios offset by decreases in the commercial and agricultural and residential real estate and home equity portfolios. The increase in nonaccrual loans and leases at September 30, 2016 from September 30, 2015 occurred primarily in the commercial real estate, aircraft, consumer, and construction equipment portfolios offset by decreases in the commercial and agricultural and residential real estate and home equity portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2016 and December 31, 2015 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Commercial and agricultural	$62	$564	$24
Auto and light truck	28	10	29
Medium and heavy duty truck	—	—	—
Aircraft	7,828	6,916	6,506
Construction equipment	200	—	—
Commercial real estate	69	—	137
Residential real estate and home equity	453	159	94
Consumer	—	14	44
Total	$8,640	$7,663	$6,834

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $242.88 million and $205.83 million as of September 30, 2016 and December 31, 2015, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $95.58 million and $135.64 million as of September 30, 2016, respectively, compared to $76.79 million and $116.73 million as of December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015 there was not a significant concentration in any other country.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$4,691	$4,634	57	1.23%	$14,422	$14,438	(16)	(0.11)%
Service charges on deposit accounts	2,366	2,413	(47)	(1.95)%	6,749	6,977	(228)	(3.27)%
Debit card	2,745	2,583	162	6.27%	8,160	7,610	550	7.23%
Mortgage banking	1,334	969	365	37.67%	3,495	3,459	36	1.04%
Insurance commissions	1,350	1,460	(110)	(7.53)%	4,146	4,147	(1)	(0.02)%
Equipment rental	6,657	5,881	776	13.20%	19,247	16,302	2,945	18.07%
Gains on investment securities available-for-sale	989	—	989	NM	790	4	786	NM
Other	2,533	3,192	(659)	(20.65)%	9,580	9,477	103	1.09%
Total noninterest income	$22,665	$21,132	1,533	7.25%	$66,589	$62,414	4,175	6.69%
NM = Not Meaningful
Trust fees were relatively flat during the three months ended September 30, 2016 and during the first nine months of 2016 compared with the same periods a year ago. Trust fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2016 and December 31, 2015 was $4.08 billion and $3.78 billion, respectively.
Service charges on deposit accounts declined for the three and nine months ended September 30, 2016 over the comparable periods in 2015. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions and a decrease in paper statement fees as clients continue to move to online access for account statements.
Debit card income increased in the three and nine months ended September 30, 2016 over the same periods a year ago. The improvement in debit card income was mainly the result of an increased volume of debit card transactions in 2016.

Mortgage banking income increased in the three and nine months ended September 30, 2016 as compared to the same periods a year ago. The increase in the third quarter of 2016 compared to the third quarter of 2015 was caused by increased gains on loan sales and higher secondary market loan production offset by a decrease in servicing fees. The slight increase for the first nine months of 2016 compared with the same period a year ago was primarily caused by increased gains on loan sales offset by lower secondary market production and a reduction in loan servicing fees.
Insurance commissions declined during the three months ended September 30, 2016 over the same period a year ago. The decrease in insurance commissions was primarily due to a smaller book of business in the third quarter of 2016. Insurance commissions were flat for the nine months ended September 30, 2016 compared to the same period in 2015.
Equipment rental income grew for the three and nine months ended September 30, 2016 over the comparable periods in 2015. The increase was the result of the average equipment rental portfolio increasing 29.32% over the same period a year ago due to improving market conditions for equipment finance mainly in auto and light trucks and construction equipment. The increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Gains on investment securities available-for-sale during the three months ended September 30, 2016 compared to the same period in 2015 resulted from the sale of marketable equity securities. Gains on investment securities available-for-sale during the first nine months of 2016 compared with the same period a year ago resulted from the sale of marketable equity securities and U.S. States and political subdivisions securities offset by an other than temporary impairment charge of $0.29 million on a marketable equity security.
Other income decreased for the three months ended September 30, 2016 over the same period a year ago as a result of lower monogram fund income and decreased customer swap fees. Other income increased during the first nine months of 2016 compared to the same period a year ago. The increased income was mainly due to gains on the liquidation of a partnership investment required by the Volcker Rule and higher mutual fund income offset by lower monogram fund income, decreased customer swap fees and a reduction in claim proceeds from bank owned life insurance.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$22,136	$21,835	301	1.38%	$64,681	$63,554	1,127	1.77%
Net occupancy	2,435	2,496	(61)	(2.44)%	7,243	7,302	(59)	(0.81)%
Furniture and equipment	4,898	4,604	294	6.39%	14,499	13,471	1,028	7.63%
Depreciation - leased equipment	5,570	4,858	712	14.66%	16,115	13,342	2,773	20.78%
Professional fees	1,244	1,237	7	0.57%	3,653	3,215	438	13.62%
Supplies and communication	1,256	1,307	(51)	(3.90)%	4,138	4,122	16	0.39%
FDIC and other insurance	647	848	(201)	(23.70)%	2,437	2,544	(107)	(4.21)%
Business development and marketing	1,263	1,244	19	1.53%	3,268	3,507	(239)	(6.81)%
Loan and lease collection and repossession	324	416	(92)	(22.12)%	1,136	485	651	NM
Other	1,372	2,223	(851)	(38.28)%	4,714	5,828	(1,114)	(19.11)%
Total noninterest expense	$41,145	$41,068	77	0.19%	$121,884	$117,370	4,514	3.85%
Salaries and employee benefits increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in 2016 was mainly due to higher base salary expense offset by decreased group insurance costs. Higher base salary expense was primarily due to normal performance raises. Group insurance costs decreased as a result of overall lower health insurance claims experience.
Net occupancy expense decreased slightly during the three and nine months ended September 30, 2016 compared to the same periods a year ago.
Furniture and equipment expense, including depreciation, increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. Furniture and equipment expense was higher in 2016 mainly due to increased software maintenance costs and depreciation on new equipment with banking center remodels.
During the third quarter and first nine months of 2016, depreciation on leased equipment increased in conjunction with the increase in equipment rental income as compared to the same periods one year ago.

Professional fees were flat during the third quarter of 2016 compared to the same period a year ago. Professional fees grew during the first nine months of 2016 compared to the same period in 2015 mainly due to higher legal fees offset by lower audit fees.
Supplies and communication expense decreased slightly during the third quarter of 2016 compared to the same period a year ago and increased slightly for the first nine months of 2016 compared with the same period in 2015.
FDIC and other insurance decreased during the three and nine months ended September 30, 2016 compared to the same periods a year ago. The decrease in 2016 was mainly due to lower assessments as a result of the Deposit Insurance Fund's reserve ratio exceeding the FDIC's established benchmark at the end of the second quarter.
Business development and marketing expense increased slightly during the third quarter of 2016 and decreased for the nine months ended September 30, 2016 compared to the same periods a year ago. The lower expense for 2016 was primarily the result of decreased marketing promotions.
Loan and lease collection and repossession expense decreased during the third quarter of 2016 and increased for the nine months ended September 30, 2016 compared to the same periods in 2015. The decrease during the third quarter of 2016 over the same period a year ago was primarily due to decreased valuation adjustments offset by lower recoveries on repurchased mortgage loans and higher collection and repossession expenses. Loan and lease collection and repossession expense increased for the first nine months of 2016 compared to the same period in 2015 mainly due to fewer gains on the sale of other real estate owned and repossessions and lower recoveries on repurchased mortgage loans offset by decreased valuation adjustments.
Other expenses were lower during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease during the third quarter of 2016 over a year ago primarily related to reduced residential mortgage foreclosure expenses, a decrease in provision on unfunded loan commitments and fewer write-downs on fixed assets, offset by higher ATM losses. The decrease during the first nine months of 2016 compared to the same period in 2015 was mainly the result of reduced residential mortgage foreclosure expenses, writedowns of fixed assets and expenses related to a previously reported proceeding that involved the Bank as trustee in 2015 not present in 2016, a decrease in employment and relocation expenses, and reduced intangible asset amortization as items fully amortize offset by higher ATM losses, increased provision on unfunded loan commitments and reduced gains on the sale of operating lease equipment.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2016 was $7.88 million and $23.33 million respectively, compared to $7.35 million and $23.13 million for the same periods in 2015. The effective tax rates were 35.59% and 34.55% for the third quarters ended September 30, 2016 and 2015, respectively and 35.41% and 34.94% for the nine months ended September 30, 2016 and 2015 respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2015. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2016	—	$—	—	1,387,785
August 01 - 31, 2016	711	34.39	711	1,387,074
September 01 - 30, 2016	—	—	—	1,387,074

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 612,926 shares.
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

1st Source Corporation

DATE	October 20, 2016	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	October 20, 2016	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer