Form 10-K
period 2016-12-31
1ST SOURCE CORP
filed 2017-02-17
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $623,920,367

The number of shares outstanding of each of the registrant’s classes of stock as of February 10, 2017: Common Stock, without par value — 25,907,564 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2017 Proxy Statement for the 2017 annual meeting of shareholders to be held April 20, 2017, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 81 banking center locations in 17 counties in Indiana and Michigan. 1st Source Bank’s Specialty Finance Group, with 22 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks and construction equipment. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2016, we had consolidated total assets of $5.49 billion, total loans and leases of $4.19 billion, total deposits of $4.33 billion, and total shareholders’ equity of $672.65 million.
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
Commercial, Agricultural, and Real Estate Loans — 1st Source Bank provides commercial, small business, agricultural, and real estate loans to primarily privately owned business clients mainly located within our regional market area. Loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, renewable energy financing, and acquisition financing. Other services include commercial leasing, treasury management services and retirement planning services.
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
Trust and Wealth Advisory Services — 1st Source Bank provides a wide range of trust, investment, agency, and custodial services for individual, corporate, and not-for-profit clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.
Specialty Finance Group Services — 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive equipment loan and lease finance products addressing the financing needs of a broad array of companies. This group can be broken down into four areas: new and used aircraft; auto and light trucks; construction equipment; and medium and heavy duty trucks.
Aircraft financing consists of financings for new and used general aviation aircraft (including helicopters) for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. We have for many years, on a limited and selective basis, provided international aircraft financing, primarily in Mexico and Brazil. Aircraft finance receivables generally range from $500,000 to $20 million with fixed or variable interest rates and terms of one to ten years.
The auto and light truck division (including specialty vehicles such as buses, step vans, motor coach's and funeral cars) consists of fleet financings to automobile rental and leasing companies, light truck rental and leasing companies, and single unit through fleet financing for users of special purpose vehicles. The auto and light truck finance receivables generally range from $100,000 to $20 million with fixed or variable interest rates and terms of one to eight years.
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
1ST SOURCE CORPORATION INVESTMENT ADVISORS, INC.
1st Source Corporation Investment Advisors, Inc. (Investment Advisors) is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services for trust and investment clients of 1st Source Bank and to Wasatch Advisors, Inc., the investment advisor of the Wasatch Mutual Fund family. Investment Advisors is registered as an investment advisor with the SEC under the Investment Advisors Act of 1940. Investment Advisors serves strictly in an advisory capacity and, as such, does not hold any client securities.
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
EMPLOYEES
At December 31, 2016, we had approximately 1,150 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

ENVIRONMENTAL SUSTAINABILITY
1st Source embraces our responsibility to be a good steward of the environment. We have an approach that protects and conserves our natural resources though methods such as:
Developing business practices that protect and conserve natural resources — We use responsible, reputable, and monitored e-recyclers for our electronic assets. All computers are properly recycled including desktops, laptops and monitors.
We are conscious of our paper usage, recognizing that we depend on printed materials for important day-to-day office work, client communications, and acquiring new clients. Increasingly, consumers demand more environmentally sustainable options and prefer online statements and correspondence rather that printed materials. The majority of the paper used in our facilities is recycled through our secure shred program and in 2016, we recycled 393,000 pounds of paper.
Additionally, we are utilizing various sustainable practices in some of our facilities such as LED lights, daylight harvesting sensors, programmable thermostats, 95% or higher furnace systems, drip irrigation, 90% recycled mats, and sustainable landscaping and irrigation systems.
Embracing opportunities for new products, services and partnerships — In 2016, we increased our focus on renewable energy sources through lending and investment partnerships with renewable energy providers. We recognize the opportunities and complexities associated with energy financing and understand the value of innovative technology that leverages the wind and sun, which are sustainable from an environmental and financial perspective. We will continue to finance and invest in sustainable opportunities, and we will explore new opportunities to develop products and solutions that support our clients and advance sustainability.
Adopting new technologies — We encourage our clients to take advantage of our online and mobile banking tools. Our ATM devices allow clients to make deposits without the need for an envelope. This reduces the use of paper, which again reduces emissions throughout our supply chain.
To help reduce emissions associated with travel, we have tools that help clients choose the banking center and ATM’s closest to them. In addition, mobile deposit features are available to our clients, enabling them to deposit checks into their accounts using their mobile devices.
Many of these approaches can create long-term value for our clients and shareholders through increased revenues, reduced costs and improved convenience.
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
The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. As discussed below, the Gramm-Leach-Bliley Act (GLBA), which was enacted in 1999, established a distinct type of bank holding company known as a “financial holding company” that has powers that are not otherwise available to bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 — The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was adopted to address a wide variety of banking issues. In general, FDICIA provided for the recapitalization of the former Bank Insurance Fund, deposit insurance reform, including the implementation of risk-based deposit insurance premiums, the establishment of five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) that would impose more scrutiny and restrictions on less capitalized institutions, along with a number of other supervisory and regulatory issues. At December 31, 2016, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.
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
Interstate Branching — The Dodd-Frank Act expanded the authority of a state or national bank to open offices in other states. A state or national bank may now open a de novo branch in a state where the bank does not already operate a branch if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. This provision removed restrictions under prior law that restricted a state or national bank from expanding into another state unless the laws of the bank’s home state and the laws of the other state both permitted out-of-state banks to open de noveo branches.
Gramm-Leach-Bliley Act of 1999 — The GLBA is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry, and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The GLBA established a distinct type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. The GLBA also sets forth a system of functional regulation that makes the Federal Reserve the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other Federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (CRA) rating. The GLBA also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new activities that are not financial in nature, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system, and makes miscellaneous regulatory improvements. The Federal Reserve and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the GLBA regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks. In addition, the Bank is subject to other provisions of the GLBA, including those relating to CRA and privacy, regardless of whether we elect to become a financial holding company or to conduct activities through a financial subsidiary. We do not currently intend to file notice with the Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary.

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
USA Patriot Act of 2001 — The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions. The regulations adopted by the Treasury under the USA Patriot Act require financial institutions to maintain appropriate controls to combat money laundering activities, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and provide records related to suspected anti-money laundering activities upon request from federal authorities. A financial institution's failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, and could also have other serious legal and reputational consequences for the institution. We have established policies, procedures and systems designed to comply with these regulations.
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
Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. For 2017, the Bank must maintain reserves of 3.00% against net transaction accounts greater than $15.50 million and up to $115.10 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $115.10 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.
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

The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau (CFPB) as an independent entity within the Federal Reserve and transferred to the CFPB primary responsibility for administering substantially all of the consumer compliance protection laws formerly administered by other federal agencies. The Dodd-Frank Act also authorizes the CFPB to promulgate consumer protection regulations that will apply to all entities, including banks, that offer consumer financial services or products. It also includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.
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
The Volcker Rule — The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The provision of the statute imposing these restrictions is commonly called the “Volcker Rule.” The regulations implementing the Volcker Rule require institutions to conform their activities to the requirements of the Volcker Rule by July 21, 2015, and to conform their investments in certain “legacy covered funds” by July 21, 2017. These regulations exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule. In 2016, to comply with the rule, we liquidated certain investments that resulted in gains recorded in the Consolidated Statements of Income.
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
These new minimum capital ratios became effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. Management believes that, as of December 31, 2016, 1st Source and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
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
Our aircraft portfolio has foreign exposure, particularly in Mexico and Brazil. We establish exposure limits for each country through a centralized oversight process, and in consideration of relevant economic, political, social and legal risks. We monitor exposures closely and adjust our country limits in response to changing conditions. Currency fluctuations could have a negative impact on our client's cost of paying dollar denominated debts and, as a result, we could experience higher delinquency in this portfolio. Also, since some of the relationships in this portfolio are large, a slowdown could have a significant adverse impact on our performance.
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
Changes in economic conditions may negatively impact the fees generated by our wealth advisory and trust business — Wealth advisory and trust fees are largely based on the size of client relationships and the market value of assets held under management. Changes in general economic conditions and in the financial and securities markets may negatively impact the value of our clients' wealth management accounts and the market value of assets held under management. Market declines, reductions in the value of our clients' accounts, and the loss of wealth management clients may negatively impact the fees generated by our wealth management and trust business and could have an adverse effect on our business, financial condition and results of operations.
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
We rely on dividends from our subsidiaries — We receive substantially all of our revenue from dividends from our subsidiaries, including, primarily, the Bank. These dividends are the principal source of funds we use to pay dividends on our common stock and interest and principal on our debt. Various federal and state laws and regulations limit the amount of dividends our subsidiaries may pay to us. In the event our subsidiaries are unable to pay dividends to us, we may not be able to service debt, pay other obligations, or pay dividends on our common stock. Our inability to receive dividends from our subsidiaries could have a material adverse effect on our business, financial condition and results of operations.
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
Our accounting estimates and risk management processes rely on analytical and forecasting models — The processes we use to estimate our probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the reserve for loan and lease losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
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

The Company’s investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Company’s financial results — The Company invests and/or finances certain tax-advantaged projects promoting affordable housing, community redevelopment and renewable energy sources. The Company’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. The Company is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be fully realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on the Company’s financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed and properly managed.
Substantial ownership concentration — Our directors, executive officers and 1st Source Bank, as trustee, collectively hold a significant ownership concentration of our common shares. Due to this significant level of ownership among our affiliates, our directors, executive officers, and 1st Source Bank, as trustee, may be able to influence the outcome of director elections or impact significant transactions, such as mergers or acquisitions, or any other matter that might otherwise be favored by other shareholders.
The fact that certain significant shareholders have additional shares registered for sale may depress market prices of our common stock — We have filed a registration statement with the SEC covering the potential sale by 1st Source Bank as trustee of certain trusts established for the benefit of the extended families of two of the children of Ernestine Raclin. Such holders may choose to sell their remaining registered shares at any time. Some market participants may assume that such remaining shares will become available to the market and choose to defer purchasing our shares on the market. This may, in turn have an effect of depressing the market price for our common stock. In addition, the future sale of substantial amounts of common stock by the holders of such registered shares may also depress the market price of our common stock.
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
 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2016, 1st Source leases approximately 69% of the office space in this complex.
At December 31, 2016, we also owned property and/or buildings where 58 of 1st Source Bank’s 81 banking centers were located, including the facilities in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana and Berrien, Cass, and Kalamazoo Counties in the State of Michigan, as well as an operations center and our former headquarters building, which is utilized for additional business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
During 2016, we continued work on our banking center network by investing approximately $6 million which primarily related to the opening of a new banking center, relocating a banking center and refurbishing banking centers in various markets. In 2015, we made an investment of approximately $6 million which primarily related to the opening of three new banking centers and relocating two other ones in various markets.

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

	2016 Sales Price		Cash Dividends	2015 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$33.50	$27.01	$0.180	$31.35	$26.95	$0.164
June 30	34.83	30.32	0.180	31.75	27.69	0.164
September 30	35.99	31.50	0.180	32.37	28.06	0.164
December 31	45.61	33.27	0.180	34.35	29.35	0.180
As of February 10, 2017, there were 824 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

275
250
225
200
175
150
125
100
75
50
2011
2012
2013
2014
2015
2016
100
100
100
90
119
117
170
165
133
189
180
146
202
192
148
258
220
219
1st Source
NASDAQ Index
Peer Group

* Assumes $100 invested on December 31, 2011, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 44 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.
NOTE: Total return assumes reinvestment of dividends.

The following table shows our share repurchase activity during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2016	—	$—	—	1,387,074
November 01 - 30, 2016	—	—	—	1,387,074
December 01 - 31, 2016	—	—	—	1,387,074

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

(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Interest income	$191,760	$184,684	$178,554	$179,585	$182,085
Interest expense	22,101	18,163	18,225	22,768	30,309
Net interest income	169,659	166,521	160,329	156,817	151,776
Provision for loan and lease losses	5,833	2,160	3,733	772	5,752
Net interest income after provision for loan and lease losses	163,826	164,361	156,596	156,045	146,024
Noninterest income	88,945	83,316	77,887	77,212	81,192
Noninterest expense	163,645	159,114	150,040	149,314	151,536
Income before income taxes	89,126	88,563	84,443	83,943	75,680
Income taxes	31,340	31,077	26,374	28,985	26,047
Net income	$57,786	$57,486	$58,069	$54,958	$49,633

Assets at year-end	$5,486,268	$5,187,916	$4,829,958	$4,722,826	$4,550,693
Long-term debt and mandatorily redeemable securities at year-end	74,308	57,379	56,232	58,335	71,021
Shareholders’ equity at year-end	672,650	644,053	614,473	585,378	558,655
Basic net income per common share	2.22	2.17	2.17	2.03	1.83
Diluted net income per common share	2.22	2.17	2.17	2.03	1.83
Cash dividends per common share	0.720	0.671	0.645	0.618	0.600
Dividend payout ratio	32.45%	30.85%	29.71%	30.49%	32.67%
Return on average assets	1.08%	1.15%	1.21%	1.19%	1.11%
Return on average common shareholders' equity	8.71%	9.05%	9.65%	9.55%	9.10%
Average common shareholders' equity to average assets	12.38%	12.72%	12.52%	12.49%	12.20%
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
Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights (MSRs), whether the servicing rights are acquired through purchases or through originated loans. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the precise terms and conditions may not be readily available. As such, the value of MSRs is established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The estimated rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Estimated mortgage loan prepayment rates are derived from a third-party model. MSRs are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of MSRs is discussed further in Note 21, “Fair Value Measurements.”

EARNINGS SUMMARY
Net income in 2016 was $57.79 million, up from $57.49 million in 2015 and down from $58.07 million in 2014. Diluted net income per common share was $2.22 in 2016 and $2.17 in 2015 and 2014. Return on average total assets was 1.08% in 2016 compared to 1.15% in 2015, and 1.21% in 2014. Return on average common shareholders’ equity was 8.71% in 2016 versus 9.05% in 2015, and 9.65% in 2014.
Net income in 2016, as compared to 2015, was positively impacted by a $3.14 million or 1.88% increase in net interest income and a $5.63 million or 6.76% increase in noninterest income, which was offset by a $3.67 million or 170.05% increase in provision for loan and lease losses and a $4.53 million or 2.85% increase in noninterest expense. Net income in 2015 was positively impacted by a $6.19 million or 3.86% increase in net interest income and a $1.57 million or 42.14% decrease in provision for loan and lease losses and a $5.43 million or 6.97% increase in noninterest income, which was offset by $9.07 million or 6.05% increase in noninterest expense and a $4.70 million or 17.83% increase in in income tax expense over 2014.
Dividends paid on common stock in 2016 amounted to $0.720 per share, compared to $0.671 per share in 2015, and $0.645 per share in 2014. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
Net Interest Income — Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax-equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable.
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.43% in 2016, compared to 3.60% in 2015 and 3.59% in 2014. Net interest income was $169.66 million for 2016, compared to $166.52 million for 2015 and $160.33 million for 2014. Tax-equivalent net interest income totaled $171.48 million for 2016, up $3.27 million from the $168.22 million reported in 2015. Tax-equivalent net interest income for 2015 was up $6.05 million from the $162.17 million reported for 2014.
During 2016, average earning assets increased $335.11 million or 7.18% while average interest-bearing liabilities increased $235.37 million or 6.80% over the comparable period in 2015. The yield on average earning assets decreased 12 basis points to 3.87% for 2016 from 3.99% for 2015 partially due to lower net interest recoveries of $3.16 million or 6 basis points largely related to two commercial loan relationships. Total cost of average interest-bearing liabilities increased 8 basis points to 0.60% during 2016 from 0.52% in 2015 as a result of the current interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets was a decrease of 17 basis points.
The largest contributor to the decrease in the yield on average earning assets in 2016 was the 11 basis point decrease in the loan and lease portfolio yield due to the aforementioned net interest recoveries in 2015 which impacted the yield by 8 basis points. Average net loans and leases increased $276.36 million or 7.20% in 2016 from 2015 while the yield decreased to 4.28%.
During 2016, the tax-equivalent yield on securities available-for-sale decreased 14 basis points to 1.94% while the average balance increased $25.52 million. Average mortgages held for sale increased $1.30 million during 2016 and the yield decreased 19 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $31.93 million during 2016 while the yield decreased 107 basis points. The decrease in yield was primarily a result of higher outstanding balances at lower rates.
Average interest-bearing deposits increased $251.84 million during 2016 while the effective rate paid on those deposits increased 8 basis points. The increase in effective rate was primarily the result of higher rates paid on certificates of deposit and accelerated amortization on brokered certificates of deposit called before their maturity. Average noninterest-bearing demand deposits increased $89.80 million during 2016.
Average short-term borrowings decreased $26.06 million during 2016 while the effective rate paid increased 5 basis points. The decrease in short-term borrowings was primarily the result of decreased borrowings with the Federal Home Loan Bank. Average long-term debt increased $9.60 million during 2016 as the effective rate decreased 31 basis points. The decrease in effective rate in 2016 was primarily due to increased borrowings at rates lower than existing debt.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$684,503	$11,777	1.72%	$664,480	$11,929	1.80%	$694,830	$13,054	1.88%
Tax-exempt(1)	127,998	3,981	3.11%	122,500	4,406	3.60%	127,191	4,834	3.80%
Mortgages held for sale	12,396	467	3.77%	11,099	439	3.96%	11,143	462	4.15%
Loans and leases, net of unearned discount(1)	4,113,508	176,116	4.28%	3,837,149	168,611	4.39%	3,639,985	161,027	4.42%
Other investments	65,517	1,244	1.90%	33,583	997	2.97%	40,482	1,016	2.51%
Total earning assets(1)	5,003,922	193,585	3.87%	4,668,811	186,382	3.99%	4,513,631	180,393	4.00%
Cash and due from banks	60,753			61,400			62,263
Reserve for loan and lease losses	(90,206)			(87,208)			(86,982)
Other assets	386,216			351,205			317,893
Total assets	$5,360,685			$4,994,208			$4,806,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,358,827	$15,267	0.45%	$3,106,990	$11,489	0.37%	$3,015,693	$11,356	0.38%
Short-term borrowings	210,876	525	0.25%	236,940	484	0.20%	263,377	541	0.21%
Subordinated notes	58,764	4,220	7.18%	58,764	4,220	7.18%	58,764	4,220	7.18%
Long-term debt and mandatorily redeemable securities	66,842	2,089	3.13%	57,245	1,970	3.44%	57,757	2,108	3.65%
Total interest-bearing liabilities	3,695,309	22,101	0.60%	3,459,939	18,163	0.52%	3,395,591	18,225	0.54%
Noninterest-bearing deposits	943,874			854,070			762,050
Other liabilities	57,799			44,702			47,272
Shareholders’ equity	663,703			635,497			601,892
Total liabilities and shareholders’ equity	$5,360,685			$4,994,208			$4,806,805
Less: Fully tax-equivalent adjustments		(1,825)			(1,698)			(1,839)
Net interest income/margin (GAAP-derived)(1)		$169,659	3.39%		$166,521	3.57%		$160,329	3.55%
Fully tax-equivalent adjustments		1,825			1,698			1,839
Net interest income/margin - FTE(1)		$171,484	3.43%		$168,219	3.60%		$162,168	3.59%
(1) See “Reconciliation of Non-GAAP Financial Measures” for more information on this performance measure/ratio.

Reconciliation of Non-GAAP Financial Measures — Our accounting and reporting policies conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities.
Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table shows the reconciliation of non-GAAP financial measures for the most recent three years ended December 31.

(Dollars in thousands)		2016	2015	2014
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$191,760	$184,684	$178,554
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	584	284	274
(C)	- Tax-exempt investment securities	1,241	1,414	1,565
(D)	Interest income - FTE (A+B+C)	193,585	186,382	180,393
(E)	Interest expense (GAAP)	22,101	18,163	18,225
(F)	Net interest income (GAAP) (A-E)	169,659	166,521	160,329
(G)	Net interest income - FTE (D-E)	171,484	168,219	162,168
(H)	Total earning assets	$5,003,922	$4,668,811	$4,513,631
	Net interest margin (GAAP-derived) (F/H)	3.39%	3.57%	3.55%
	Net interest margin - FTE (G/H)	3.43%	3.60%	3.59%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2016 compared to 2015
Interest earned on:
Investment securities available-for-sale:
Taxable	$353	$(505)	$(152)
Tax-exempt	191	(616)	(425)
Mortgages held for sale	50	(22)	28
Loans and leases, net of unearned discount	11,914	(4,409)	7,505
Other investments	700	(453)	247
Total earning assets	$13,208	$(6,005)	$7,203
Interest paid on:
Interest-bearing deposits	$987	$2,791	$3,778
Short-term borrowings	(57)	98	41
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	311	(192)	119
Total interest-bearing liabilities	$1,241	$2,697	$3,938
Net interest income - FTE	$11,967	$(8,702)	$3,265

2015 compared to 2014
Interest earned on:
Investment securities available-for-sale:
Taxable	$(558)	$(567)	$(1,125)
Tax-exempt	(173)	(255)	(428)
Mortgages held for sale	(2)	(21)	(23)
Loans and leases, net of unearned discount	8,715	(1,131)	7,584
Other investments	(187)	168	(19)
Total earning assets	$7,795	$(1,806)	$5,989
Interest paid on:
Interest-bearing deposits	$342	$(209)	$133
Short-term borrowings	(54)	(3)	(57)
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	(18)	(120)	(138)
Total interest-bearing liabilities	$270	$(332)	$(62)
Net interest income - FTE	$7,525	$(1,474)	$6,051

Noninterest Income — Noninterest income increased $5.63 million or 6.76% in 2016 from 2015 following a $5.43 million or 6.97% increase in 2015 over 2014. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2016	2015	2014
Noninterest income:
Trust and wealth advisory	$19,256	$19,126	$18,511
Service charges on deposit accounts	9,053	9,313	8,684
Debit card	10,887	10,217	9,585
Mortgage banking	4,496	4,570	5,381
Insurance commissions	5,513	5,465	5,556
Equipment rental	25,863	22,302	17,156
Gains on investment securities available-for-sale	1,796	4	963
Other	12,081	12,319	12,051
Total noninterest income	$88,945	$83,316	$77,887

Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased slightly in 2016 from 2015 compared to an increase of $0.62 million or 3.32% in 2015 over 2014. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2016 and 2015 was $4.19 billion and $3.78 billion, respectively. At December 31, 2016, these trust assets were comprised of $2.68 billion of personal and agency trusts and estate administration assets, $1.05 billion of employee benefit plan assets, $0.37 million of individual retirement accounts, and $0.09 million of custody assets.
Service charges on deposit accounts declined $0.26 million or 2.79% in 2016 from 2015 compared to an increase of $0.63 million or 7.24% in 2015 from 2014. The decrease in service charges on deposit accounts in 2016 primarily reflects a lower volume of nonsufficient fund transactions and a decrease in paper statement fees as clients continue to move to online access for account statements. The growth in service charges on deposit accounts in 2015 was the result of an increase in statement fees and ATM fees due to a change in the fee structure that went into effect January 1, 2015 and higher nonsufficient fund transactions.
Debit card income improved $0.67 million or 6.56% in 2016 from 2015 compared to an increase of $0.63 million or 6.59% in 2015 from 2014. The increase in 2016 and 2015 was the result of an increased volume of debit card transactions.
Mortgage banking income declined slightly in 2016 over 2015, compared to a decrease of $0.81 million or 15.07% in 2015 over 2014. We had no MSR impairment in 2016, 2015 or 2014. During 2016, 2015 and 2014, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2016, mortgage banking income was negatively impacted by lower loan servicing fees offset by increased gains on loan sales due to increased profit margins. During 2015, mortgage banking income was negatively impacted by decreased gains on loan sales due to reduced profit margins and higher MSR amortization expense.
Insurance commissions were flat in 2016 compared to 2015 and decreased slightly in 2015 compared to 2014.
Equipment rental income generated from operating leases increased by $3.56 million or 15.97% during 2016 from 2015 compared to an increase of $5.15 million or 30.00% during 2015 from 2014. The average equipment rental portfolio increased 25.41% in 2016 over 2015 and 35.13% in 2015 over 2014 as the result of growth in aircraft, medium and heavy duty trucks and construction equipment. In 2016 and 2015 the increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Sales of investment securities available-for-sale resulted in gains of $1.80 million for the year ended 2016 compared to gains of $4,000 for the year ended 2015 and gains of $0.96 million for the year ended 2014. During 2016, gains were the result of sales of marketable equity securities and U.S. States and political subdivisions securities offset by an other than temporary impairment charge of $0.29 million on a marketable equity security. The gains in 2015 were the result of sales of U.S. States and political subdivisions securities. The gains in 2014 were the result of a sale of a marketable equity security.
Other income decreased $0.24 million or 1.93% in 2016 from 2015 compared to an increase of $0.27 million or 2.22% in 2015 from 2014. The decrease in 2016 was mainly the result of lower monogram fund income, decreased customer swap fees and a reduction in claim proceeds from bank owned life insurance offset by gains on the liquidation of a partnership investment required by the Volcker Rule and higher mutual fund income. The increase in 2015 was mainly the result of lower losses on partnership investments, higher customer swap fees and claim proceeds from bank owned life insurance offset by lower monogram fund income and a one-time valuation adjustment in 2014.

Noninterest Expense — Noninterest expense increased $4.53 million or 2.85% in 2016 over 2015 following a $9.07 million or 6.05% increase in 2015 from 2014. The following table shows noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2016	2015	2014
Noninterest expense:
Salaries and employee benefits	$86,837	$86,133	$80,488
Net occupancy	9,686	9,768	9,311
Furniture and equipment	19,500	18,348	17,657
Depreciation — leased equipment	21,678	18,280	13,893
Professional fees	5,161	4,682	5,046
Supplies and communications	5,244	6,011	5,589
FDIC and other insurance	3,147	3,412	3,384
Business development and marketing	4,936	4,837	6,049
Loan and lease collection and repossession	1,600	667	1,102
Other	5,856	6,976	7,521
Total noninterest expense	$163,645	$159,114	$150,040
Total salaries and employee benefits increased slightly in 2016 from 2015, following a $5.65 million or 7.01% increase in 2015 from 2014.
Employee salaries increased $1.11 million or 1.61% in 2016 from 2015 compared to an increase of $4.32 million of 6.70% in 2015 from 2014. The increase in 2016 was a result of higher base salaries offset by lower executive incentives. Higher base salary expense was primarily due to normal performance raises. The increase in 2015 was a result of higher base salaries, producer commissions and executive incentives. Higher base salary expense was primarily due to more full-time equivalent employees as a result of opening three new banking centers in 2014 and one new banking center in 2015, filling open positions and normal performance raises. Producer commissions increased primarily in the areas of insurance and trust due to new client relationships.
Employee benefits decreased $0.41 million or 2.35% in 2016 from 2015, compared to a $1.33 million or 8.28% increase in 2015 from 2014. During 2016, group insurance costs decreased as a result of overall lower health insurance claims. During 2015, group insurance costs increased as a result of higher claims experience including the removal of lifetime caps and other various items under the Affordable Care Act.
Occupancy expense was flat in 2016 from 2015, compared to an increase of $0.46 million or 4.91% in 2015 from 2014. The higher expense in 2015 was mainly due to increased real estate taxes as a result of assessments on new banking centers and remodeling to existing banking centers, real estate tax appeal settlements received in 2014 and increased premises repairs.
Furniture and equipment expense, including depreciation, grew by $1.15 million or 6.28% in 2016 from 2015 compared to an increase of $0.69 million or 3.91% in 2015 from 2014. The higher expense in 2016 was due to increased software maintenance costs, depreciation on new equipment with banking center remodels and computer processing charges. The higher expense during 2015 was primarily due to increased software and equipment maintenance costs, computer processing charges and equipment repairs.
Depreciation on equipment owned under operating leases increased $3.40 million or 18.59% in 2016 from 2015, following a $4.39 million or 31.58% increase in 2015 from 2014. In 2016 and 2015, depreciation on equipment owned under operating leases changed in conjunction with the increase in equipment rental income.
Professional fees increased $0.48 million or 10.23% in 2016 from 2015, compared to a $0.36 million or 7.21% decrease in 2015 from 2014. The increase in 2016 was primarily due to higher legal fees and the increased utilization of consulting services. The decrease in 2015 was primarily due to lower audit fees and the reduced utilization of consulting services offset by higher director fees.
Supplies and communications expense decreased $0.77 million or 12.76% in 2016 from 2015, and increased $0.42 million or 7.55% in 2015 from 2014. The reduction in 2016 was mainly the result of costs associated with replacing debit cards with embedded EMV chip cards in 2015 and lower telephone charges. The increase in 2015 was mainly the result of replacing debit cards with the new embedded EMV chip.
FDIC and other insurance expense decreased $0.27 million or 7.76% in 2016 from 2015 and was flat in 2015 from 2014. The decline in 2016 was mainly due to lower assessments as a result of the Deposit Insurance Fund's reserve ratio exceeding the FDIC's established benchmark.

Business development and marketing expenses increased slightly in 2016 from 2015 compared to a $1.21 million or 20.04% decrease in 2015 from 2014. The lower expense in 2015 was the result of decreased charitable contributions offset by increased marketing promotions.
Loan and lease collection and repossession expenses increased $0.93 million or 139.88% in 2016 from 2015 compared to a decrease of $0.44 million or 39.47% in 2015 from 2014. Loan and lease collection and repossession expense was higher in 2016 mainly due to lower recoveries on repurchased mortgage loans, fewer gains on the sale of other real estate owned and repossessions and an increase in general collection and repossession expenses offset by decreased valuation adjustments. The decrease in 2015 was mainly due to a decrease in general collection and repossession expenses and lower repurchased mortgage loan losses as a result of fewer loan repurchase requests offset by increased valuation adjustments and fewer gains on the sale of other real estate and repossessions.
Other expenses declined $1.12 million or 16.06% in 2016 as compared to 2015 and decreased $0.55 million or 7.25% in 2015 as compared to 2014. The decrease in 2016 was mainly the result of reduced residential mortgage foreclosure expenses, lower provision on unfunded loan commitments, higher gains on the sale of fixed assets, reduced intangible asset amortization as items fully amortize offset by higher fraud losses and reduced gains on the sale of operating lease equipment. The decrease in 2015 was mainly due to lower expenses related to a previously reported proceeding that involved the Bank as trustee, reduced intangible asset amortization as items fully amortize and fewer writedowns on a property held for sale offset by higher mortgage servicing foreclosure expenses, provision on unfunded loan commitments, employment and relocation expenses and increased debit card losses
Income Taxes — 1st Source recognized income tax expense in 2016 of $31.34 million, compared to $31.08 million in 2015, and $26.37 million in 2014. The effective tax rate in 2016 was 35.16% compared to 35.09% in 2015, and 31.23% in 2014. The provision for income taxes included a one-time benefit of $3.30 million for the twelve months ended December 31, 2014 which resulted in a lower effective tax rate for 2014 compared to 2016 and 2015. These benefits were the result of a reduction in uncertain tax positions due to settlements with taxing authorities and the lapse of the applicable statute of limitations.
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

(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial and agricultural	$812,264	$744,749	$710,758	$679,492	$639,069
Auto and light truck	411,764	425,236	397,902	391,649	396,602
Medium and heavy duty truck	294,790	278,254	247,153	237,854	213,547
Aircraft	802,414	778,012	727,665	738,133	696,479
Construction equipment	495,925	455,565	399,940	333,088	278,974
Commercial real estate	719,170	700,268	616,587	583,997	554,968
Residential real estate and home equity	521,931	490,468	476,504	495,273	474,322
Consumer	129,813	122,140	112,065	89,838	73,592
Total loans and leases	$4,188,071	$3,994,692	$3,688,574	$3,549,324	$3,327,553
At December 31, 2016, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2016, were $4.19 billion and were 76.34% of total assets, compared to $3.99 billion and 77.00% of total assets at December 31, 2015. Average loans and leases, net of unearned discount, increased $193.38 million or 4.84% and increased $197.16 million or 5.42% in 2016 and 2015, respectively.

Commercial and agricultural lending, excluding those loans secured by real estate, increased $67.52 million or 9.07% in 2016 over 2015. Commercial and agricultural lending outstandings were $812.26 million and $744.75 million at December 31, 2016 and December 31, 2015, respectively. This increase was mainly attributed to an improved economy in our target markets, resulting in greater line of credit usage and the financing of increased capital expenditures by our clients. During 2016, we experienced some volatility in the portfolio as a result of a number of our clients taking advantage of an improved economy by selling their businesses which resulted in loan payoffs. Additionally, in 2016 we funded our first renewable energy solar projects.
Auto and light truck loans decreased $13.47 million or 3.17% in 2016 over 2015. At December 31, 2016, auto and light truck loans had outstandings of $411.76 million and $425.24 million at December 31, 2015. This decrease was primarily attributable to continued industry consolidation and prudent underwriting decisions within the auto rental segment which were partially offset by loan outstandings growth in commercial lessor, bus and funeral vehicles segments.
Medium and heavy duty truck loans and leases grew by $16.54 million or 5.94% in 2016. Medium and heavy duty truck financing at December 31, 2016 and 2015 had outstandings of $294.79 million and $278.25 million, respectively. Most of the increase at December 31, 2016 from December 31, 2015 can be attributed to clients continued replacement of aged equipment.
Aircraft financing at year-end 2016 increased $24.40 million or 3.14% from year-end 2015. Aircraft financing at December 31, 2016 and 2015 had outstandings of $802.41 million and $778.01 million, respectively. The increase during 2016 was mainly due to growth in foreign outstandings of $33.31 million. Additionally, there were domestic outstanding increases in our core aviation segments of personal business and charter operators which were offset by year end reductions in our dealer segment.
Construction equipment financing increased $40.36 million or 8.86% in 2016 compared to 2015. Construction equipment financing at December 31, 2016 had outstandings of $495.93 million, compared to outstandings of $455.57 million at December 31, 2015. The growth in this category was primarily due to new client relationships and continued replacement of aged equipment.
Commercial loans secured by real estate, of which approximately 50% is owner occupied, increased $18.90 million or 2.70% in 2016 over 2015. Commercial loans secured by real estate outstanding at December 31, 2016 were $719.17 million and $700.27 million at December 31, 2015. The increase in 2016 was mainly due to general improvements in the business economy within our markets offset partially by payoffs resulting from clients taking advantage of market conditions to sell their businesses.
Residential real estate and home equity loans were $521.93 million at December 31, 2016 and $493.18 million at December 31, 2015. Residential real estate and home equity loans increased $28.75 million or 5.83% in 2016 from 2015. The increase in residential real estate loans was primarily due to higher demand in home purchase and refinance requests for rate and term reductions along with the retention of more loans in the portfolio instead of selling them in the secondary market.
Consumer loans increased $10.39 million or 8.70% in 2016 over 2015. Consumer loans outstanding at December 31, 2016, were $129.81 million and $119.43 million at December 31, 2015. The increase during 2016 was due to higher demand in personal line of credit loans and other direct installment loans as a result of favorable interest rates.
The following table shows the maturities of loans and leases in the categories of commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2016.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural	$384,190	$347,995	$80,079	$812,264
Auto and light truck	172,224	233,006	6,534	411,764
Medium and heavy duty truck	93,850	195,280	5,660	294,790
Aircraft financing	205,417	510,239	86,758	802,414
Construction equipment financing	139,285	342,709	13,931	495,925
Total	$994,966	$1,629,229	$192,962	$2,817,157
The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$1,083,471	$545,758	$1,629,229
Over 5 Years	50,046	142,916	192,962
Total	$1,133,517	$688,674	$1,822,191
During 2016, approximately 56% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $15.85 million at December 31, 2016 and were $9.83 million at December 31, 2015. Although 1st Source Bank participated in the U.S. Treasury Making Home Affordable programs which expired December 30, 2016, we do not feel it had a material effect on our financial condition or results of operations.

1st Source Bank sells residential mortgage loans to Fannie Mae as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in the past. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as “repurchases.” Within the industry, repurchase demands have decreased during 2015 and 2016. We believe the loans we have underwritten and sold to these entities have met or exceeded applicable transaction parameters. Our exposure risk for repurchases started to reduce in 2016 as a result of the enhancements made by FNMA in 2013 to the selling representations and warranties framework as warranties on loans sold prior to implementation of such changes lapse.
Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.42 million and $0.98 million as of December 31, 2016 and 2015, respectively. Our (recovery) expense for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $(0.16) million in 2016 compared to $(0.75) million in 2015 and $(0.27) million in 2014. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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
During 2016, the medium-term portion of the look-back period was eight years given that 2009 through 2016 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent eight year period in our calculation, as we feel it is most consistent with our current expectations for 2017. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. The U.S. presidential election results increase uncertainty as we contemplate, among other things, the potential impact of protectionism, tariffs and tax reform. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
Geopolitical events may impede the U.S. economic expansion. Current concerns include ongoing corruption scandals and political uncertainty in Latin American countries, the continued slowdown in China, the sharp recession, high unemployment and significant budget deficits in Brazil, the lower economic growth, accelerating inflation and uncertain U.S. trade relationships in Mexico, the continuing geopolitical tensions in Russia, the weak EU economies and the impact of Brexit, and the heightened concerns of terrorist attacks. We include a factor in our loss ratios for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for 2016.

Another area of concern continues to be our aircraft portfolio where we have collateral concentration and $239 million foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. We have seen some evidence that depressed private jet markets have stabilized; however, the pre-owned jet market remains soft. The U.S. economic growth and a return to growth in emerging regions may benefit the industry. Nevertheless, we remain concerned about the prolonged low prices for several models, particularly mid and large cabin aircraft and also heavy helicopters whose values have declined as a result of contraction in the energy sector. We also have foreign exposure in this portfolio, particularly in Mexico and Brazil. The recession in Brazil and the currency fluctuations are having a negative impact on our clients’ cost of paying dollar denominated debts and, as a result, we have experienced delinquency in this portfolio and we continue to experience higher default rates in this portfolio than in our other lending segments. We also experienced our first charge-offs of foreign aircraft accounts in 2016. We reassessed our ratios, which were established based on the higher and more volatile loss histories and the anticipation of future losses, and believe they remain appropriate and adequate given our aircraft portfolio risk characteristics.
We experienced ongoing stability in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had no charge-offs. Our credit quality is strongest when industry conditions are favorable. Lower gas prices and growth in GDP, and the construction sector, which leads to higher demand for trucking bode well for the industry. Industry concerns include a persistent driver shortage, excess capacity, economic uncertainty and achieving regulatory compliance. Nevertheless, the underlying industry fundamentals are expected to remain relatively stable and the industry is poised to have a good year again in 2017. As a result, we made a modest downward adjustment to our reserve ratio for this portfolio.
Our construction equipment portfolio is characterized by increasing outstanding loan balances and continued strong credit quality in 2016. The construction industry, which was hard hit during the recession, is benefiting from an improving economy, buoyed by growth in private residential and non-residential construction. The Bank has limited exposure to the industry's weakest sector, the sluggish oil and gas sector. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. Weak global demand and the strong dollar held down used equipment exports, but the U.S. market remains solid. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.
The auto and light truck portfolio outstanding loan balances declined in 2016 as we lost a number of our larger customers as a result of industry consolidations. Ongoing consolidation remains a threat to portfolio growth. Further negatively impacting the portfolio is a projected decline in used car values as a result of an abundance of available vehicles following several years of record production by the manufacturers. We reviewed our ratios and made an upward adjustment to the reserve ratio for the auto portfolio given the changed portfolio characteristics and the softening collateral values.
There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is guardedly optimistic, generally a continuation of 2016 trends. Consumer and small business confidence remains strong and unemployment is slightly lower than the national average in many of the markets we serve. Our recent foray into solar financing looks promising in terms of both loan growth opportunities and credit quality. An area of concern is our agricultural portfolio. Farm incomes declined sharply in 2015 and 2016 and little improvement is anticipated in 2017, as commodity prices, particularly corn and soybeans, remain low. We anticipate some of our borrowers will be unable to repay their lines of credit in full, resulting in carry-over debt. For the commercial and agricultural portfolio as a whole, we have experienced strong credit quality trends with low delinquencies and minimal charge-offs. We have reviewed the calculated loss ratios and assessed the environmental factors and concentration issues affecting these portfolios and incorporated adjustments which resulted in a slight decrease in our reserve ratio.
Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with approximately fifty percent of the Bank's exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the great recession, similar to other U.S. markets and we experienced losses from 2009 through 2011. Furthermore, our recent portfolio growth has been in the more risky non-owner occupied sector. Our recent loss history is favorable. We made an upward adjustment to our reserve ratio last year as a result of our growth in more risky sectors, which has been stable year-over-year, and we believe the ratio remains appropriate and adequate this year-end.
The reserve for loan and lease losses at December 31, 2016, totaled $88.54 million and was 2.11% of loans and leases, compared to $88.11 million or 2.21% of loans and leases at December 31, 2015 and $85.07 million or 2.31% of loans and leases at December 31, 2014. It is our opinion that the reserve for loan and lease losses was appropriate to absorb probable losses inherent in the loan and lease portfolio as of December 31, 2016.
Charge-offs for loan and lease losses were $7.94 million for 2016, compared to $4.71 million for 2015 and $6.03 million for 2014. We had two large losses in 2016, both in the foreign aircraft portfolio. These were our first foreign losses since our foray into foreign aircraft lending in 2003. The provision for loan and lease losses was $5.83 million for 2016, compared to $2.16 million for 2015 and $3.73 million for 2014.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31.

(Dollars in thousands)	2016	2015	2014	2013	2012
Amounts of loans and leases outstanding at end of period	$4,188,071	$3,994,692	$3,688,574	$3,549,324	$3,327,553
Average amount of net loans and leases outstanding during period	$4,113,508	$3,837,149	$3,639,985	$3,433,938	$3,209,490
Balance of reserve for loan and lease losses at beginning of period	$88,112	$85,068	$83,505	$83,311	$81,644
Charge-offs:
Commercial and agricultural	547	3,489	5,007	538	524
Auto and light truck	4	24	42	226	3,754
Medium and heavy duty truck	—	—	—	57	41
Aircraft	6,123	244	—	1,308	600
Construction equipment	128	—	4	88	120
Commercial real estate	32	—	99	170	471
Residential real estate and home equity	219	295	46	424	687
Consumer	888	658	833	1,017	1,439
Total charge-offs	7,941	4,710	6,031	3,828	7,636
Recoveries:
Commercial and agricultural	509	851	929	468	484
Auto and light truck	253	380	1,283	139	230
Medium and heavy duty truck	10	28	142	462	1,185
Aircraft	528	802	240	884	711
Construction equipment	461	434	525	323	268
Commercial real estate	469	2,807	347	627	223
Residential real estate and home equity	31	34	111	22	59
Consumer	278	258	284	325	391
Total recoveries	2,539	5,594	3,861	3,250	3,551
Net charge-offs (recoveries)	5,402	(884)	2,170	578	4,085
Provision for loan and lease losses	5,833	2,160	3,733	772	5,752
Balance at end of period	$88,543	$88,112	$85,068	$83,505	$83,311
Ratio of net charge-offs (recoveries) to average net loans and leases outstanding	0.13%	(0.02)%	0.06%	0.02%	0.13%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.11%	2.21%	2.31%	2.35%	2.50%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	435.68%	686.23%	239.07%	225.73%	226.03%
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2016	2015	2014	2013	2012
Commercial and agricultural	—%	0.36%	0.58%	0.01%	0.01%
Auto and light truck	(0.06)	(0.08)	(0.30)	0.02	0.85
Medium and heavy duty truck	—	(0.01)	(0.06)	(0.19)	(0.53)
Aircraft	0.69	(0.07)	(0.03)	0.06	(0.02)
Construction equipment	(0.07)	(0.10)	(0.14)	(0.08)	(0.05)
Commercial real estate	(0.06)	(0.44)	(0.04)	(0.08)	0.05
Residential real estate and home equity	0.04	0.05	(0.01)	0.08	0.13
Consumer	0.49	0.33	0.56	0.82	1.57
Total net charge-offs (recoveries) to average portfolio loans and leases	0.13%	(0.02)%	0.06%	0.02%	0.13%

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

	2016		2015		2014		2013		2012
(Dollars in thousands)	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$14,668	19.40%	$15,456	18.64%	$11,760	19.27%	$11,515	19.14%	$12,326	19.21%
Auto and light truck	8,064	9.83	9,269	10.64	10,326	10.79	9,657	11.04	8,864	11.92
Medium and heavy duty truck	4,740	7.04	4,699	6.97	4,500	6.70	4,212	6.70	3,721	6.42
Aircraft	34,352	19.16	32,373	19.48	32,234	19.73	34,037	20.80	34,205	20.93
Construction equipment	8,207	11.84	7,592	11.40	7,008	10.84	5,972	9.38	5,390	8.38
Commercial real estate	13,677	17.17	13,762	17.53	13,270	16.72	12,406	16.45	13,778	16.68
Residential real estate and home equity	3,550	12.46	3,662	12.28	4,504	12.91	4,539	13.96	4,101	14.25
Consumer	1,285	3.10	1,299	3.06	1,466	3.04	1,167	2.53	926	2.21
Total	$88,543	100.00%	$88,112	100.00%	$85,068	100.00%	$83,505	100.00%	$83,311	100.00%
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
Nonperforming assets amounted to $30.43 million at December 31, 2016, compared to $20.62 million at December 31, 2015, and $42.48 million at December 31, 2014. During 2016, interest income on nonaccrual loans and leases would have increased by approximately $1.11 million compared to $1.03 million in 2015 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2016 increased from December 31, 2015, mainly due to increases in nonaccrual loans and leases and repossessions. The increase in nonaccrual loans and leases occurred primarily in the commercial real estate, aircraft, construction equipment and residential real estate and home equity portfolios offset partially by a decrease in the commercial and agricultural portfolio. Repossessions consisted mainly of aircraft.

Nonperforming assets at December 31 (Dollars in thousands)	2016	2015	2014	2013	2012
Loans past due over 90 days	$416	$122	$981	$287	$442
Nonaccrual loans and leases:
Commercial and agricultural	3,981	4,283	14,284	11,765	9,179
Auto and light truck	166	46	38	3,511	35
Medium and heavy duty truck	—	—	56	188	875
Aircraft	6,110	4,388	12,473	10,365	5,292
Construction equipment	1,248	539	751	1,032	5,285
Commercial real estate	5,555	1,392	4,807	7,064	13,055
Residential real estate and home equity	2,641	1,961	2,094	2,691	2,603
Consumer	206	109	99	91	93
Total nonaccrual loans and leases	19,907	12,718	34,602	36,707	36,417
Total nonperforming loans and leases	20,323	12,840	35,583	36,994	36,859
Other real estate	704	736	1,109	4,539	7,311
Former bank premises held for sale	—	—	626	951	1,034
Repossessions:
Commercial and agricultural	—	—	—	23	—
Auto and light truck	32	10	25	145	52
Medium and heavy duty truck	—	—	—	—	—
Aircraft	9,335	6,916	5,123	4,082	—
Construction equipment	—	—	—	—	—
Consumer	6	1	8	12	11
Total repossessions	9,373	6,927	5,156	4,262	63
Operating leases	34	121	6	—	—
Total nonperforming assets	$30,434	$20,624	$42,480	$46,746	$45,267
Nonperforming loans and leases to loans and leases, net of unearned discount	0.49%	0.32%	0.96%	1.04%	1.11%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.70%	0.50%	1.13%	1.29%	1.25%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2016 and 2015, we had $13.63 million and $1.03 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2016, potential problem loans consisted of four credit relationships, the largest of which is a $10.00 million commercial credit relationship. Weakness in these companies’ operating performance and payment patterns have caused us to heighten attention given to these credits.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars, were $239.14 million and $205.83 million as of December 31, 2016 and 2015, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $96.31 million and $132.46 million as of December 31, 2016, respectively, compared to $76.79 million and $116.73 million as of December 31, 2015, respectively. Outstanding balances to borrowers in other countries were insignificant.
INVESTMENT PORTFOLIO
The amortized cost of securities at year-end 2016 increased 8.59% from 2015, following a slight increase from year-end 2014 to year-end 2015. The amortized cost of securities at December 31, 2016 was $848.32 million or 15.46% of total assets, compared to $781.23 million or 15.06% of total assets at December 31, 2015.

The following table shows the amortized cost of securities available-for-sale as of December 31.

(Dollars in thousands)	2016	2015	2014
U.S. Treasury and Federal agencies securities	$424,495	$389,457	$371,878
U.S. States and political subdivisions securities	133,509	120,441	121,510
Mortgage-backed securities — Federal agencies	252,981	234,400	248,299
Corporate debt securities	35,266	34,241	31,677
Foreign government and other securities	800	800	800
Marketable equity securities	1,265	1,893	1,893
Total investment securities available-for-sale	$848,316	$781,232	$776,057
Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2016, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$88,623	1.54%
1 – 5 years	289,501	1.51
5 – 10 years	46,371	1.88
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	424,495	1.56
U.S. States and political subdivisions securities
Under 1 year	16,940	2.78
1 – 5 years	74,076	3.14
5 – 10 years	42,493	2.76
Over 10 years	—	—
Total U.S. States and political subdivisions securities	133,509	2.98
Corporate debt securities
Under 1 year	11,167	1.99
1 – 5 years	24,099	1.72
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	35,266	1.81
Foreign government and other securities
Under 1 year	600	1.98
1 – 5 years	200	1.86
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	800	1.95
Mortgage-backed securities — Federal agencies	252,981	2.19
Marketable equity securities	1,265	12.74
Total investment securities available-for-sale	$848,316	2.00%
At December 31, 2016, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2016, the vintage of the underlying loans comprising our securities are: 40% in the years 2015 and 2016; 17% in the years 2013 and 2014; 26% in the years 2011 and 2012; and 17% in years 2010 and prior.

DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$943,874	—%	$854,070	—%	$762,050	—%
Interest bearing demand	1,395,195	0.17	1,334,850	0.12	1,296,929	0.12
Savings	786,983	0.08	733,848	0.08	710,216	0.08
Time	1,176,649	1.04	1,038,292	0.89	1,008,548	0.91
Total deposits	$4,302,701		$3,961,060		$3,777,743
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Other Short-Term Borrowings	Total Borrowings
2016
Balance at December 31, 2016	$162,913	$5,761	$123,269	$291,943
Maximum amount outstanding at any month-end	187,239	8,640	130,822	326,701
Average amount outstanding	171,316	6,929	32,631	210,876
Weighted average interest rate during the year	0.21%	0.27%	0.45%	0.25%
Weighted average interest rate for outstanding amounts at December 31, 2016	0.17%	0.27%	0.57%	0.34%
2015
Balance at December 31, 2015	$130,662	$7,295	$95,272	$233,229
Maximum amount outstanding at any month-end	179,600	14,135	149,783	343,518
Average amount outstanding	145,084	10,722	81,134	236,940
Weighted average interest rate during the year	0.16%	0.27%	0.28%	0.20%
Weighted average interest rate for outstanding amounts at December 31, 2015	0.29%	0.28%	0.38%	0.33%
2014
Balance at December 31, 2014	$138,843	$11,778	$95,201	$245,822
Maximum amount outstanding at any month-end	230,075	17,245	155,573	402,893
Average amount outstanding	143,270	13,137	106,970	263,377
Weighted average interest rate during the year	0.15%	0.26%	0.27%	0.21%
Weighted average interest rate for outstanding amounts at December 31, 2014	0.13%	0.27%	0.29%	0.20%
LIQUIDITY
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2016, average core deposits equaled 74.12% of average total assets, compared to 74.26% in 2015 and 74.85% in 2014. The effective rate of core deposits in 2016 was 0.28%, compared to 0.23% in 2015 and 0.28% in 2014.
Average noninterest bearing core deposits increased 10.51% in 2016 compared to an increase of 12.08% in 2015. These represented 23.76% of total core deposits in 2016, compared to 23.03% in 2015, and 21.18% in 2014.

Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2016, our reliance on purchased funds increased to 10.08% of average total assets from 9.79% in 2015.
Shareholders’ Equity — Average shareholders’ equity equated to 12.38% of average total assets in 2016, compared to 12.72% in 2015. Shareholders’ equity was 12.26% of total assets at year-end 2016, compared to 12.41% at year-end 2015. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $1.34 million and $6.56 million at December 31, 2016 and 2015, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $575 million.
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
At December 31, 2016, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. While at December 31, 2016 there was none outstanding, we could borrow approximately $265.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2016, we had $173.07 million outstanding in FHLB advances and could borrow an additional $345.49 million. We also had $464.17 million available to borrow from the FRB with no amounts outstanding as of December 31, 2016.

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

	Percentage Change in Net Interest Income
	December 31, 2016		December 31, 2015
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	3.74%	9.67%	4.41%	9.59%
Up 100	1.61%	4.47%	1.55%	3.95%
Down 100	(3.84)%	(8.04)%	(2.60)%	(6.57)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2016 and 2015, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2016, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The following table shows contractual obligation payments by period.

(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Indeterminate maturity	Total
Deposits without stated maturity	—	$3,277,108	$—	$—	$—	$—	$3,277,108
Certificates of deposit	10	581,280	369,469	98,329	7,574	—	1,056,652
Long-term debt	11	26,559	2,163	2,151	24,258	19,177	74,308
Subordinated notes	12	—		—	58,764	—	58,764
Operating leases	18	3,517	5,982	4,148	1,377	—	15,024
Purchase obligations	—	23,797	8,388	421	—	—	32,606
Total contractual obligations		$3,912,261	$386,002	$105,049	$91,973	$19,177	$4,514,462
We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2016. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2016.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2016 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

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
QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2016 and 2015.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2016
Interest income	$46,799	$47,937	$48,300	$48,724
Interest expense	5,510	5,644	5,606	5,341
Net interest income	41,289	42,293	42,694	43,383
Provision for loan and lease losses	975	2,049	2,067	742
Gains (losses) on investment securities available-for-sale	10	(209)	989	1,006
Income before income taxes	21,236	22,507	22,147	23,236
Net income	13,818	14,479	14,264	15,225
Diluted net income per common share	0.53	0.56	0.55	0.58
2015
Interest income	$43,632	$46,214	$46,821	$48,017
Interest expense	4,196	4,549	4,612	4,806
Net interest income	39,436	41,665	42,209	43,211
Provision for loan and lease losses	357	811	992	—
Gains on investment securities available-for-sale	—	4	—	—
Income before income taxes	20,769	24,144	21,281	22,369
Net income	13,511	15,630	13,928	14,417
Diluted net income per common share	0.51	0.59	0.53	0.55
Net income was $15.23 million for the fourth quarter of 2016, compared to the $14.42 million of net income reported for the fourth quarter of 2015. Diluted net income per common share for the fourth quarter of 2016 amounted to $0.58, compared to $0.55 per common share reported in the fourth quarter of 2015.
Net interest margin was 3.39% for the fourth quarter of 2016 and 3.58% for the fourth quarter of 2015. Net interest income was $43.38 million for the fourth quarter of 2016 up slightly from 2015's fourth quarter. Net interest margin on a fully taxable-equivalent basis was 3.42% for the fourth quarter of 2016 and 3.61% for the fourth quarter of 2015. Tax-equivalent net interest income was $43.84 million for the fourth quarter of 2016, up slightly from 2015’s fourth quarter.
Our provision for loan and lease losses was $0.74 million in the fourth quarter of 2016 compared to zero in the fourth quarter of 2015. Net charge-offs were $1.10 million for the fourth quarter 2016, compared to net recoveries of $0.50 million a year ago.
Noninterest income for the fourth quarter of 2016 was $22.36 million, compared to $20.90 million for the fourth quarter of 2015. Noninterest expense for the fourth quarter of 2016 was $41.76 million and was $41.74 million in the fourth quarter 2015.
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
South Bend, Indiana

We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Source Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 1st Source Corporation 's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Fort Wayne, Indiana
February 17, 2017
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of 1st Source Corporation
We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity and cash flows of 1st Source Corporation (“the Company”) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements of 1st Source Corporation referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2015
except for Note 13 as to which the date is
February 19, 2016
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
1st Source Corporation
South Bend, Indiana

We have audited 1st Source Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, 1st Source Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of 1st Source Corporation and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Fort Wayne, Indiana
February 17, 2017

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2016	2015
ASSETS
Cash and due from banks	$58,578	$65,171
Federal funds sold and interest bearing deposits with other banks	49,726	14,550
Investment securities available-for-sale	850,467	791,727
Other investments	22,458	21,973
Mortgages held for sale	15,849	9,825
Loans and leases, net of unearned discount:
Commercial and agricultural	812,264	744,749
Auto and light truck	411,764	425,236
Medium and heavy duty truck	294,790	278,254
Aircraft	802,414	778,012
Construction equipment	495,925	455,565
Commercial real estate	719,170	700,268
Residential real estate and home equity	521,931	490,468
Consumer	129,813	122,140
Total loans and leases	4,188,071	3,994,692
Reserve for loan and lease losses	(88,543)	(88,112)
Net loans and leases	4,099,528	3,906,580
Equipment owned under operating leases, net	118,793	110,371
Net premises and equipment	56,708	53,191
Goodwill and intangible assets	84,102	84,676
Accrued income and other assets	130,059	129,852
Total assets	$5,486,268	$5,187,916

LIABILITIES
Deposits:
Noninterest-bearing demand	$991,256	$902,364
Interest-bearing deposits:
Interest-bearing demand	1,471,526	1,350,417
Savings	814,326	745,661
Time	1,056,652	1,140,744
Total interest-bearing deposits	3,342,504	3,236,822
Total deposits	4,333,760	4,139,186
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	162,913	130,662
Other short-term borrowings	129,030	102,567
Total short-term borrowings	291,943	233,229
Long-term debt and mandatorily redeemable securities	74,308	57,379
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	54,843	55,305
Total liabilities	4,813,618	4,543,863

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common Stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2016 and 2015	436,538	436,538
Retained earnings	290,824	251,812
Cost of common stock in treasury (2,329,909 shares at December 31, 2016 and 2,178,090 shares at December 31, 2015)	(56,056)	(50,852)
Accumulated other comprehensive income	1,344	6,555
Total shareholders’ equity	672,650	644,053
Total liabilities and shareholders’ equity	$5,486,268	$5,187,916
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2016	2015	2014
Interest income:
Loans and leases	$175,999	$168,766	$161,215
Investment securities, taxable	11,777	11,929	13,054
Investment securities, tax-exempt	2,740	2,992	3,269
Other	1,244	997	1,016
Total interest income	191,760	184,684	178,554
Interest expense:
Deposits	15,267	11,489	11,356
Short-term borrowings	525	484	541
Subordinated notes	4,220	4,220	4,220
Long-term debt and mandatorily redeemable securities	2,089	1,970	2,108
Total interest expense	22,101	18,163	18,225
Net interest income	169,659	166,521	160,329
Provision for loan and lease losses	5,833	2,160	3,733
Net interest income after provision for loan and lease losses	163,826	164,361	156,596
Noninterest income:
Trust and wealth advisory	19,256	19,126	18,511
Service charges on deposit accounts	9,053	9,313	8,684
Debit card	10,887	10,217	9,585
Mortgage banking	4,496	4,570	5,381
Insurance commissions	5,513	5,465	5,556
Equipment rental	25,863	22,302	17,156
Gains on investment securities available-for-sale	1,796	4	963
Other	12,081	12,319	12,051
Total noninterest income	88,945	83,316	77,887
Noninterest expense:
Salaries and employee benefits	86,837	86,133	80,488
Net occupancy	9,686	9,768	9,311
Furniture and equipment	19,500	18,348	17,657
Depreciation — leased equipment	21,678	18,280	13,893
Professional fees	5,161	4,682	5,046
Supplies and communication	5,244	6,011	5,589
FDIC and other insurance	3,147	3,412	3,384
Business development and marketing	4,936	4,837	6,049
Loan and lease collection and repossession	1,600	667	1,102
Other	5,856	6,976	7,521
Total noninterest expense	163,645	159,114	150,040
Income before income taxes	89,126	88,563	84,443
Income tax expense	31,340	31,077	26,374
Net income	$57,786	$57,486	$58,069
Basic net income per common share	$2.22	$2.17	$2.17
Diluted net income per common share	$2.22	$2.17	$2.17
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2016	2015	2014
Net income	$57,786	$57,486	$58,069
Other comprehensive (loss) income:
Change in unrealized (depreciation) appreciation of investment securities available-for-sale	(6,547)	(4,562)	5,488
Reclassification adjustment for realized (gains) losses included in net income	(1,796)	(4)	(963)
Income tax effect	3,132	1,714	(1,699)
Other comprehensive (loss) income, net of tax	(5,211)	(2,852)	2,826
Comprehensive income	$52,575	$54,634	$60,895
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2014	$—	$346,535	$261,626	$(29,364)	$6,581	$585,378
Net income	—	—	58,069	—	—	58,069
Other comprehensive income	—	—	—	—	2,826	2,826
Issuance of 91,675 common shares under stock based compensation awards, including related tax effects	—	—	(243)	1,995	—	1,752
Cost of 597,747 shares of common stock acquired for treasury	—	—	—	(16,342)	—	(16,342)
Common stock dividend ($0.645 per share)	—	—	(17,210)	—	—	(17,210)
Balance at December 31, 2014	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	57,486	—	—	57,486
Other comprehensive loss	—	—	—	—	(2,852)	(2,852)
Issuance of 118,281 common shares under stock based compensation awards, including related tax effects	—	—	(245)	2,829	—	2,584
Cost of 338,985 shares of common stock acquired for treasury	—	—	—	(9,970)	—	(9,970)
Common stock dividend ($0.671 per share)	—	—	(17,655)	—	—	(17,655)
10% common stock dividend ($13 cash paid in lieu of fractional shares)	—	90,003	(90,016)	—	—	(13)
Balance at December 31, 2015	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	57,786	—	—	57,786
Other comprehensive loss	—	—	—	—	(5,211)	(5,211)
Issuance of 118,559 common shares under stock based compensation awards, including related tax effects	—	—	(18)	2,826	—	2,808
Cost of 270,378 shares of common stock acquired for treasury	—	—	—	(8,030)	—	(8,030)
Common stock dividend ($0.720 per share)	—	—	(18,756)	—	—	(18,756)
Balance at December 31, 2016	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2016	2015	2014
Operating activities:
Net income	$57,786	$57,486	$58,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,833	2,160	3,733
Depreciation of premises and equipment	5,245	4,780	4,748
Depreciation of equipment owned and leased to others	21,678	18,280	13,893
Stock-based compensation	2,884	3,843	3,179
Amortization of investment securities premiums and accretion of discounts, net	5,861	4,652	4,351
Amortization of mortgage servicing rights	1,478	1,424	1,278
Deferred income taxes	2,856	1,620	4,341
Gains on investment securities available-for-sale	(1,796)	(4)	(963)
Originations of loans held for sale, net of principal collected	(119,134)	(113,029)	(121,440)
Proceeds from the sales of loans held for sale	116,397	120,138	117,447
Net gain on sale of loans held for sale	(3,287)	(3,330)	(3,532)
Net gain on sale of other real estate and repossessions	(228)	(814)	(1,624)
Change in trading account securities	—	205	(13)
Change in interest receivable	(1,326)	(549)	(603)
Change in interest payable	570	798	(917)
Change in other assets	2,145	(8,230)	(9,848)
Change in other liabilities	648	8,010	(2,481)
Other	450	3,168	2,733
Net change in operating activities	98,060	100,608	72,351
Investing activities:
Proceeds from sales of investment securities available-for-sale	23,784	1,299	1,236
Proceeds from maturities and paydowns of investment securities available-for-sale	217,613	136,649	190,323
Purchases of investment securities available-for-sale	(313,074)	(147,771)	(148,841)
Proceeds from liquidation of partnership investment	2,903	423	570
Net change in other investments	(485)	(1,172)	1,599
Loans sold or participated to others	5,926	1,962	16,889
Net change in loans and leases	(209,668)	(315,938)	(165,463)
Net change in equipment owned under operating leases	(30,100)	(54,508)	(27,069)
Purchases of premises and equipment	(8,935)	(9,498)	(8,489)
Proceeds from sales of other real estate and repossessions	2,189	6,941	10,418
Net change in investing activities	(309,847)	(381,613)	(128,827)
Financing activities:
Net change in demand deposits and savings accounts	278,666	173,508	102,130
Net change in time deposits	(84,092)	162,818	47,080
Net change in short-term borrowings	58,714	(12,593)	(68,309)
Proceeds from issuance of long-term debt	20,837	—	7,161
Payments on long-term debt	(6,429)	(1,250)	(11,660)
Stock issued under stock purchase plans	120	149	197
Acquisition of treasury stock	(8,030)	(9,970)	(16,342)
Cash dividends paid on common stock	(19,416)	(18,126)	(17,643)
Net change in financing activities	240,370	294,536	42,614
Net change in cash and cash equivalents	28,583	13,531	(13,862)
Cash and cash equivalents, beginning of year	79,721	66,190	80,052
Cash and cash equivalents, end of year	$108,304	$79,721	$66,190
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$4,961	$8,742	$7,154
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	800	500	—
Stock dividend paid on common stock	—	90,003	—
Cash paid for:
Interest	$21,531	$17,364	$19,143
Income taxes	19,866	30,429	29,211
The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Policies
1st Source Corporation is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source” or “the Company”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients in Indiana and Michigan. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2016 and 2015, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
The initial indication of potential other-than-temporary impairment (OTTI) for both debt and equity securities is a decline in fair value below amortized cost. Quarterly, any impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI impairment losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before an anticipated recovery of cost.
Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.
Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2016 and 2015, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2016 and 2015, residential real estate portfolio loans included $3.27 million and $5.27 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2016 and 2015, other real estate had carrying values of $0.70 million and $0.74 million, respectively, and is included in Other Assets in the Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $9.37 million and $6.93 million, as of December 31, 2016 and 2015, respectively, and are included in Other Assets in the Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or earnings before interest, tax, depreciation and amortization (EBITDA) multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding twenty-five years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2016 and determined that no impairment exists.

Partnership Investments — The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The partnerships in which the Company has investments account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships of which it owns less than three percent at the lower of cost or fair value. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where cash percentages vary at different points in time and are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Sources’ share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2016 and 2015 were $12.17 million and $11.99 million, respectively.
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
Trust and Wealth Advisory Fees — Trust and wealth advisory fees are recognized on the accrual basis.
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
The Company uses the deferral method of accounting on investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction to the related asset. Beginning January 1, 2015, the Company presents the expense on certain qualified affordable housing investments in tax expense rather than noninterest expense.
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
Fair Value Measurements — The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, mortgage loans held for sale, and derivative instruments are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments, and for disclosure purposes. The Company uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.
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
Note 2 — Recent Accounting Pronouncements
Simplifying the Test for Goodwill Impairment: In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04 “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material impact on its accounting and disclosures.

Codification Update: In January 2017, the FASB issued ASU No. 2017-03 “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M). This announcement applies to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU 2016-03, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments. The Company has enhanced its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures in this footnote.
Business Combinations: In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company does not expect ASU 2017-01 to have a material impact on its accounting and disclosures.
Restricted Cash: In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company has assessed ASU 2016-18 and does not expect a material impact on its accounting and disclosures.
Interests Held through Related Parties That Are under Common Control: In October 2016, the FASB issued ASU No. 2016-17 “Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control.” ASU 2016-17 provides amendments that change how a single decision maker will consider its indirect interests held by related parties that are under common control on a proportionate basis when performing the primary beneficiary analysis under the variable interest entity (VIE) model, whereas the guidance issued in ASU 2015-02 stated the decision maker had to consider those interests in their entirety. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Entities that have not yet adopted the amendments in ASU 2015-02 are required to adopt the amendments in ASU 2016-17 at the same time they adopt the amendments in ASU 2015-02 and should apply the same transition method elected for the application of ASU 2015-02. Entities that already have adopted the amendments in ASU 2015-02 are required to apply the amendments in ASU 2016-17 retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02 initially were applied. The Company adopted ASU 2016-17 on January 1, 2017 and it did not have an impact on its accounting and disclosures. Additionally, the Company previously adopted ASU 2015-02 on January 1, 2016 and it did not have an impact on its accounting and disclosures.
Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued ASU No. 2016-16 “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments do not include new disclosure requirements; however existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company has assessed ASU 2016-16 and does not expect a material impact on its accounting and disclosures.
Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company has assessed ASU 2016-15 and does not expect a material impact on its accounting and disclosures.

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
ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has an implementation team working through the provisions of ASU 2016-13 including assessing the impact on its accounting and disclosures.
Share Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-09 on January 1, 2017 on a modified retrospective method through a cumulative adjustment to retained earnings. The adoption of ASU 2016-09 did not have a material impact on its accounting and disclosures.
Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company has an implementation team working through the provisions of ASU 2016-02 including reviewing all leases to assess the impact on its accounting and disclosures. The Company does not anticipate a significant increase in leasing activity between now and the date of adoption. It is expected that the Company will recognize discounted right of use assets and and lease liabilities (estimated between $12 and $15 million) for the leases disclosed in Note 6 - Operating Leases.

Recognition and Measurement of Financial Instruments: In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is continuing to assess the impact of ASU 2016-01 on its accounting for equity investments, fair value disclosures and other disclosure requirements.
Short Duration Contracts: In May 2015, the FASB issued ASU No. 2015-09 “Financial Services - Insurance (Topic 944) - Disclosures about Short Duration Contracts.” ASU 2015-09 includes amendments that require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses as well as significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require a roll-forward of the liability for unpaid claims and claim adjustment expenses on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption is permitted. The Company adopted ASU 2015-09 for the year ending December 31, 2016 and it did not have a material impact on its disclosures.
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Company's revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. ASU 2014-09 may require the Company to change how it recognizes certain recurring revenue streams related to noninterest income; however it is not expected to have a material impact on its accounting and disclosures. The Company continues to follow the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on other areas of noninterest income and expects to adopt ASU 2014-09 on January 1, 2018.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. Treasury and Federal agencies securities	$424,495	$809	$(4,471)	$420,833
U.S. States and political subdivisions securities	133,509	1,036	(1,570)	132,975
Mortgage-backed securities - Federal agencies	252,981	2,175	(2,582)	252,574
Corporate debt securities	35,266	111	(301)	35,076
Foreign government and other securities	800	7	—	807
Total debt securities	847,051	4,138	(8,924)	842,265
Marketable equity securities	1,265	7,007	(70)	8,202
Total investment securities available-for-sale	$848,316	$11,145	$(8,994)	$850,467
December 31, 2015
U.S. Treasury and Federal agencies securities	$389,457	$1,718	$(1,506)	$389,669
U.S. States and political subdivisions securities	120,441	2,692	(143)	122,990
Mortgage-backed securities - Federal agencies	234,400	3,430	(1,533)	236,297
Corporate debt securities	34,241	199	(57)	34,383
Foreign government and other securities	800	10	(1)	809
Total debt securities	779,339	8,049	(3,240)	784,148
Marketable equity securities	1,893	5,906	(220)	7,579
Total investment securities available-for-sale	$781,232	$13,955	$(3,460)	$791,727
At December 31, 2016, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2016. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$117,330	$117,718
Due after one year through five years	387,876	385,245
Due after five years through ten years	88,864	86,728
Due after ten years	—	—
Mortgage-backed securities	252,981	252,574
Total debt securities available-for-sale	$847,051	$842,265

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. Treasury and Federal agencies securities	$263,680	$(4,471)	$—	$—	$263,680	$(4,471)
U.S. States and political subdivisions securities	74,129	(1,515)	3,337	(55)	77,466	(1,570)
Mortgage-backed securities - Federal agencies	168,554	(2,341)	5,102	(241)	173,656	(2,582)
Corporate debt securities	13,312	(301)	—	—	13,312	(301)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	519,675	(8,628)	8,439	(296)	528,114	(8,924)
Marketable equity securities	280	(70)	4	—	284	(70)
Total temporarily impaired available-for-sale securities	$519,955	$(8,698)	$8,443	$(296)	$528,398	$(8,994)
December 31, 2015
U.S. Treasury and Federal agencies securities	$151,581	$(928)	$43,372	$(578)	$194,953	$(1,506)
U.S. States and political subdivisions securities	17,040	(79)	3,795	(64)	20,835	(143)
Mortgage-backed securities - Federal agencies	78,731	(777)	20,592	(756)	99,323	(1,533)
Corporate debt securities	9,340	(57)	—	—	9,340	(57)
Foreign government and other securities	99	(1)	—	—	99	(1)
Total debt securities	256,791	(1,842)	67,759	(1,398)	324,550	(3,240)
Marketable equity securities	427	(218)	3	(2)	430	(220)
Total temporarily impaired available-for-sale securities	$257,218	$(2,060)	$67,762	$(1,400)	$324,980	$(3,460)
At December 31, 2016, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2016	2015	2014
Gross realized gains	$2,090	$4	$963
Gross realized losses	—	—	—
OTTI losses	(294)	—	—
Net realized (losses) gains	$1,796	$4	$963
At December 31, 2016 and 2015, investment securities with carrying values of $276.29 million and $233.14 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2016 and 2015, and totaled $4.19 billion and $3.99 billion, respectively. At December 31, 2016 and 2015, net deferred loan and lease costs were $3.78 million and $3.96 million, respectively.
The loan and lease portfolio includes direct financing leases, which are included in auto and light truck, medium and heavy duty truck, aircraft financing, and construction equipment financing on the Statements of Financial Condition.

The following table shows the summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Direct finance leases:
Rentals receivable	$218,543	$206,426
Estimated residual value of leased assets	21,992	15,756
Gross investment in lease financing	240,535	222,182
Unearned income	(35,751)	(32,499)
Net investment in lease financing	$204,784	$189,683
At December 31, 2016, the direct financing minimum future lease payments receivable for each of the years 2017 through 2021 were $51.01 million, $45.69 million, $39.12 million, $32.13 million, and $24.53 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $31.46 million and $33.36 million at December 31, 2016 and 2015, respectively. During 2016, $6.79 million of new loans and other additions were made and repayments and other reductions totaled $8.69 million.
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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2016
Commercial and agricultural	$784,811	$27,453	$812,264
Auto and light truck	407,931	3,833	411,764
Medium and heavy duty truck	291,558	3,232	294,790
Aircraft	772,802	29,612	802,414
Construction equipment	486,923	9,002	495,925
Commercial real estate	707,252	11,918	719,170
Total	$3,451,277	$85,050	$3,536,327
December 31, 2015
Commercial and agricultural	$710,030	$34,719	$744,749
Auto and light truck	413,836	11,400	425,236
Medium and heavy duty truck	275,367	2,887	278,254
Aircraft	750,264	27,748	778,012
Construction equipment	448,683	6,882	455,565
Commercial real estate	680,304	19,964	700,268
Total	$3,278,484	$103,600	$3,382,084
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2016
Residential real estate and home equity	$518,896	$3,035	$521,931
Consumer	129,585	228	129,813
Total	$648,481	$3,263	$651,744
December 31, 2015
Residential real estate and home equity	$488,436	$2,032	$490,468
Consumer	121,980	160	122,140
Total	$610,416	$2,192	$612,608

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2016
Commercial and agricultural	$808,283	$—	$—	$—	$808,283	$3,981	$812,264
Auto and light truck	411,300	298	—	—	411,598	166	411,764
Medium and heavy duty truck	294,790	—	—	—	294,790	—	294,790
Aircraft	791,559	1,429	3,316	—	796,304	6,110	802,414
Construction equipment	493,131	1,546	—	—	494,677	1,248	495,925
Commercial real estate	713,482	133	—	—	713,615	5,555	719,170
Residential real estate and home equity	517,212	1,310	374	394	519,290	2,641	521,931
Consumer	129,000	453	132	22	129,607	206	129,813
Total	$4,158,757	$5,169	$3,822	$416	$4,168,164	$19,907	$4,188,071
December 31, 2015
Commercial and agricultural	$740,335	$52	$79	$—	$740,466	$4,283	$744,749
Auto and light truck	424,997	170	23	—	425,190	46	425,236
Medium and heavy duty truck	278,254	—	—	—	278,254	—	278,254
Aircraft	764,074	9,442	108	—	773,624	4,388	778,012
Construction equipment	454,993	33	—	—	455,026	539	455,565
Commercial real estate	698,514	362	—	—	698,876	1,392	700,268
Residential real estate and home equity	486,768	1,135	533	71	488,507	1,961	490,468
Consumer	121,422	455	103	51	122,031	109	122,140
Total	$3,969,357	$11,649	$846	$122	$3,981,974	$12,718	$3,994,692
Interest income for the years ended December 31, 2016, 2015, and 2014, would have increased by approximately $1.11 million, $1.03 million, and $3.03 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
December 31, 2016
With no related reserve recorded:
Commercial and agricultural	$1,700	$1,700	$—
Auto and light truck	115	115	—
Medium and heavy duty truck	—	—	—
Aircraft	2,918	2,918	—
Construction equipment	605	605	—
Commercial real estate	2,607	2,607	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,945	7,945	—
With a reserve recorded:
Commercial and agricultural	1,890	1,890	297
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	3,192	3,192	1,076
Construction equipment	562	562	35
Commercial real estate	2,765	2,765	322
Residential real estate and home equity	674	676	148
Consumer	—	—	—
Total with a reserve recorded	9,083	9,085	1,878
Total impaired loans	$17,028	$17,030	$1,878
December 31, 2015
With no related reserve recorded:
Commercial and agricultural	$1,016	$1,016	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	4,384	4,384	—
Construction equipment	539	539	—
Commercial real estate	8,494	8,494	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	14,433	14,433	—
With a reserve recorded:
Commercial and agricultural	2,884	2,884	649
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	366	368	148
Consumer	—	—	—
Total with a reserve recorded	3,250	3,252	797
Total impaired loans	$17,683	$17,685	$797

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class, for years ending December 31, 2016, 2015 and 2014.

	2016		2015		2014
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$3,484	$6	$5,362	$32	$16,325	$48
Auto and light truck	10	—	—	—	407	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	6,291	2	7,285	6	4,088	28
Construction equipment	766	—	695	—	938	—
Commercial real estate	5,417	123	10,126	518	13,162	588
Residential real estate and home equity	415	15	370	16	376	16
Consumer loans	—	—	—	—	—	—
Total	$16,383	$146	$23,838	$572	$35,296	$680
The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2016, 2015 and 2014, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There was one modification during 2016, no modifications during 2015, and three modifications during 2014 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2016		2015		2014
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	—	$—	2	$218	2	$273
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	—	—	—	—	2	337
Construction equipment financing	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR modifications	—	—	2	218	4	610
Nonperforming TDRs:
Commercial and agricultural	—	—	—	—	4	7,315
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft financing	—	—	—	—	—	—
Construction equipment financing	1	562	—	—	—	—
Commercial real estate	—	—	—	—	1	798
Residential real estate and home equity	1	314	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	2	876	—	—	5	8,113
Total TDR modifications	2	$876	2	$218	9	$8,723
There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2016, 2015 and 2014.
There were no nonperforming TDRs which had payment defaults within the twelve months following modification during the year ended December 31, 2016 and 2015, and one commercial and agricultural loan during 2014 with a recorded investment of $0.26 million at December 31, 2014.

The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2016	2015
Performing TDRs	$360	$7,437
Nonperforming TDRs	1,642	1,926
Total TDRs	$2,002	$9,363
Note 5 — Reserve for Loan and Lease Losses
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2016
Balance, beginning of year	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
Charge-offs	547	4	—	6,123	128	32	219	888	7,941
Recoveries	509	253	10	528	461	469	31	278	2,539
Net charge-offs (recoveries)	38	(249)	(10)	5,595	(333)	(437)	188	610	5,402
Provision (recovery of provision)	(750)	(1,454)	31	7,574	282	(522)	76	596	5,833
Balance, end of year	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543

2015
Balance, beginning of year	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,504	$1,466	$85,068
Charge-offs	3,489	24	—	244	—	—	295	658	4,710
Recoveries	851	380	28	802	434	2,807	34	258	5,594
Net charge-offs (recoveries)	2,638	(356)	(28)	(558)	(434)	(2,807)	261	400	(884)
Provision (recovery of provision)	6,334	(1,413)	171	(419)	150	(2,315)	(581)	233	2,160
Balance, end of year	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112

2014
Balance, beginning of year	$11,515	$9,657	$4,212	$34,037	$5,972	$12,406	$4,539	$1,167	$83,505
Charge-offs	5,007	42	—	—	4	99	46	833	6,031
Recoveries	929	1,283	142	240	525	347	111	284	3,861
Net charge-offs (recoveries)	4,078	(1,241)	(142)	(240)	(521)	(248)	(65)	549	2,170
Provision (recovery of provision)	4,323	(572)	146	(2,043)	515	616	(100)	848	3,733
Balance, end of year	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,504	$1,466	$85,068
The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated by individually and collectively evaluated for impairment as of December 31, 2016 and 2015.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
December 31, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$297	$—	$—	$1,076	$35	$322	$148	$—	$1,878
Ending balance, collectively evaluated for impairment	14,371	8,064	4,740	33,276	8,172	13,355	3,402	1,285	86,665
Total reserve for loan and lease losses	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,590	$115	$—	$6,110	$1,167	$5,372	$674	$—	$17,028
Ending balance, collectively evaluated for impairment	808,674	411,649	294,790	796,304	494,758	713,798	521,257	129,813	4,171,043
Total recorded investment in loans	$812,264	$411,764	$294,790	$802,414	$495,925	$719,170	$521,931	$129,813	$4,188,071

December 31, 2015
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$649	$—	$—	$—	$—	$—	$148	$—	$797
Ending balance, collectively evaluated for impairment	14,807	9,269	4,699	32,373	7,592	13,762	3,514	1,299	87,315
Total reserve for loan and lease losses	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,900	$—	$—	$4,384	$539	$8,494	$366	$—	$17,683
Ending balance, collectively evaluated for impairment	740,849	425,236	278,254	773,628	455,026	691,774	490,102	122,140	3,977,009
Total recorded investment in loans	$744,749	$425,236	$278,254	$778,012	$455,565	$700,268	$490,468	$122,140	$3,994,692
Note 6 — Operating Leases
Operating lease equipment at December 31, 2016 and 2015 was $118.79 million and $110.37 million, respectively, net of accumulated depreciation of $42.23 million and $33.63 million, respectively.
The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2016, totaled $85.77 million, of which $24.34 million is due in 2017, $21.66 million in 2018, $17.21 million in 2019, $16.21 million in 2020, $4.89 million in 2021, and $1.46 million thereafter. Depreciation expense related to operating lease equipment for the years ended December 31, 2016, 2015 and 2014 was $21.68 million, $18.28 million and $13.89 million, respectively.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2016	2015
Land	$16,127	$16,105
Buildings and improvements	59,027	53,917
Furniture and equipment	37,604	38,942
Total premises and equipment	112,758	108,964
Accumulated depreciation and amortization	(56,050)	(55,773)
Net premises and equipment	$56,708	$53,191
Depreciation and amortization of properties and equipment totaled $5.25 million in 2016, $4.78 million in 2015, and $4.75 million in 2014.
During 2016, 2015 and 2014, the Company recorded long-lived asset impairment charges totaling $0, $150,000 and $275,000, respectively. The impairment charges were recorded as a result of appraisals on buildings and were recognized in Other Expense on the Statements of Income.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $761.85 million at December 31, 2016, compared to $798.51 million at December 31, 2015, and $825.17 million at December 31, 2014.

Amortization expense on MSRs is expected to total $0.65 million, $0.56 million, $0.48 million, $0.41 million, and $0.35 million in 2017, 2018, 2019, 2020 and 2021, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2016	2015
Mortgage servicing rights:
Balance at beginning of year	$4,608	$4,733
Additions	1,167	1,299
Amortization	(1,478)	(1,424)
Sales	—	—
Carrying value before valuation allowance at end of year	4,297	4,608
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$4,297	$4,608
Fair value of mortgage servicing rights at end of year	$7,484	$7,246
At December 31, 2016, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $3.19 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $12.62 million and $12.22 million at December 31, 2016 and December 31, 2015, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.69 million, $2.84 million, and $3.01 million for 2016, 2015, and 2014, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2016, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $0.42 million, which was net of accumulated amortization of $9.14 million. At December 31, 2015, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $1.00 million, which was net of accumulated amortization of $8.57 million. Intangible asset amortization was $0.58 million, $0.69 million, and $0.97 million for 2016, 2015, and 2014, respectively. Amortization on other intangible assets is expected to total $0.36 million, $0.05 million, and $0.01 million, in 2017, 2018, and 2019, respectively.
The following table shows a summary of core deposit intangible and other intangible assets as of December 31.

(Dollars in thousands)	2016	2015
Core deposit intangibles:
Gross carrying amount	$9,566	$9,566
Less: accumulated amortization	(9,143)	(8,569)
Net carrying amount	$423	$997
Other intangibles:
Gross carrying amount	$—	$—
Less: accumulated amortization	—	—
Net carrying amount	$—	$—
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2016 and 2015 was $348.30 million and $422.38 million, respectively.

The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2016, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$67,857
4 – 6 months	68,413
7 – 12 months	48,088
Over 12 months	163,939
Total	$348,297
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2016.

(Dollars in thousands)
2017	$581,280
2018	199,166
2019	170,303
2020	83,801
2021	14,528
Thereafter	7,574
Total	$1,056,652
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Federal Home Loan Bank borrowings (1.04% – 6.46%)	$53,075	$38,044
Mandatorily redeemable securities	19,177	17,388
Other long-term debt	2,056	1,947
Total long-term debt and mandatorily redeemable securities	$74,308	$57,379
Annual maturities of long-term debt outstanding at December 31, 2016, for the next five years and thereafter beginning in 2017, are as follows (in thousands): $26,559; $1,126; $1,037; $931; $1,220; and $43,435.
At December 31, 2016, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 18 fixed rate notes with maturities ranging from 2017 to 2026. These notes were collateralized by $66.34 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2016 and 2015, of $19.18 million and $17.39 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2016, 2015, and 2014 was $1.45 million, $1.37 million, and $1.47 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2016 and 2015.

	2016		2015
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$—	—%	$—	—%
Security repurchase agreements	162,913	0.17	130,662	0.29
Commercial paper	5,761	0.27	7,295	0.28
Other short-term borrowings	123,269	0.57	95,272	0.38
Total short-term borrowings	$291,943	0.34%	$233,229	0.33%

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
The following table shows subordinated notes at December 31, 2016.

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2016, 2015 and 2014.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2016	2015	2014
Distributed earnings allocated to common stock	$18,707	$17,582	$17,091
Undistributed earnings allocated to common stock	38,670	39,336	40,249
Net earnings allocated to common stock	57,377	56,918	57,340
Net earnings allocated to participating securities	409	568	729
Net income allocated to common stock and participating securities	$57,786	$57,486	$58,069

Weighted average shares outstanding for basic earnings per common share	25,879,397	26,173,351	26,434,769
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,879,397	26,173,351	26,434,769

Basic earnings per common share	$2.22	$2.17	$2.17
Diluted earnings per common share	$2.22	$2.17	$2.17

Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2016	2015	Affected Line Item in the Statements of Income
Realized gains included in net income	$1,796	$4	Gains on investment securities available-for-sale
	1,796	4	Income before income taxes
Tax effect	(674)	(2)	Income tax expense
Net of tax	$1,122	$2	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2016 and 2015, there were 1,252,417 and 1,356,715 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2016, 2015, and 2014, amounted to $4.71 million, $4.57 million, and $4.32 million, respectively.
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
The Company’s net periodic post retirement benefit (recovery) cost recognized in Salaries and Employee Benefits in the Statements of Income for the years ended December 31, 2016, 2015 and 2014, amounted to $(0.01) million, $(0.02) million, and $(0.05) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2016, 2015, and 2014.
Note 16 — Stock Based Compensation
As of December 31, 2016, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2016. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $4.53 million during 2016, $4.37 million in 2015, and $3.66 million in 2014.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2014	2,503,769	467,990	$19.17
Shares authorized - 2014 EIP	76,230	—	—
Granted	(123,154)	123,154	23.56
Stock awards vested	—	(144,941)	18.57
Forfeited	3,363	(6,168)	18.97
Canceled	—	—	—
Balance, December 31, 2014	2,460,208	440,035	20.60
Shares authorized - 2015 EIP	70,202	—	—
Granted	(81,591)	81,591	24.44
Stock awards vested	—	(159,381)	19.51
Forfeited	1,980	(3,384)	23.85
Canceled	—	—	—
Balance, December 31, 2015	2,450,799	358,861	21.93
Shares authorized - 2016 EIP	59,342	—	—
Shares authorized - Restricted Stock Award Plan(1)	229,439	—	—
Granted	(79,118)	79,118	26.19
Stock awards vested	—	(155,981)	20.47
Forfeited	3,543	(5,383)	23.39
Canceled	(1,950,000)	—	—
Balance, December 31, 2016	714,005	276,615	$23.94

(1) Shares issuable under the Plan, after taking into account previously granted and forfeited shares, were adjusted to 250,000 shares effective November 9, 2016.
Stock Option Plans — Incentive stock option plans include the 2011 Stock Option Plan (the “2011 Plan”). Shares available for issuance under the 2011 Plan were reduced from 2,200,000 shares to 250,000 shares effective November 9, 2016.
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
There were zero stock options exercised during 2016, 2015 or 2014. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2016, 2015 or 2014.
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
Stock Award Plans — Incentive stock award plans include the EIP, the SDP and the RSAP. The EIP is administered by the Committee. Awards under the EIP and SDP include “book value” shares and “market value” shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over two to ten years and vesting is based upon meeting certain various criteria, including continued employment with 1st Source. Shares issuable under the RSAP, after taking into account previously granted and forfeited shares, were adjusted to 250,000 shares effective November 9, 2016.

Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $2.88 million in 2016, $3.84 million in 2015, and $3.18 million in 2014. The total income tax benefit recognized in the accompanying Statements of Income related to stock-based compensation was $1.07 million in 2016, $1.45 million in 2015, and $1.20 million in 2014. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $4.92 million at December 31, 2016. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.09 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2016, 2015, and 2014 offerings were $33.87 (-0.29%), $28.80 (0.23%), and $27.63 (-0.88%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2016 and runs through May 31, 2018, with $173,894 in stock value to be purchased at $33.87 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2016	2015	2014
Current:
Federal	$25,479	$26,092	$20,999
State	3,005	3,365	1,034
Total current	28,484	29,457	22,033
Deferred:
Federal	2,530	1,577	4,022
State	326	43	319
Total deferred	2,856	1,620	4,341
Total provision	$31,340	$31,077	$26,374
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes.

	2016		2015		2014
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$31,194	35.0%	$30,997	35.0%	$29,555	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,235)	(1.4)	(1,152)	(1.3)	(1,236)	(1.5)
State taxes, net of federal income tax benefit	2,165	2.4	2,215	2.5	2,300	2.7
Reduction in uncertain tax positions	—	—	—	—	(3,300)	(3.9)
Other	(784)	(0.8)	(983)	(1.1)	(945)	(1.1)
Total	$31,340	35.2%	$31,077	35.1%	$26,374	31.2%
The tax expense related to gains on investment securities available-for-sale for the years 2016, 2015, and 2014 was approximately $674,000, $2,000, and $361,000, respectively.

The following table shows the composition of deferred tax assets and liabilities as of December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Deferred tax assets:
Reserve for loan and lease losses	$34,663	$34,410
Accruals for employee benefits	3,948	3,816
Tax advantaged partnerships	1,411	307
Other	477	598
Total deferred tax assets	40,499	39,131
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	31,449	27,274
Net unrealized gains on securities available-for-sale	807	3,940
Differing bases in assets related to acquisitions	6,170	5,738
Mortgage servicing	1,540	1,630
Capitalized loan costs	1,463	1,454
Prepaid expenses	646	1,055
Other	419	312
Total deferred tax liabilities	42,494	41,403
Net deferred tax liability	$(1,995)	$(2,272)
No valuation allowance for deferred tax assets was recorded at December 31, 2016 and 2015 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

(Dollars in thousands)	2016	2015	2014
Balance, beginning of year	$380	$—	$4,611
Additions based on tax positions related to the current year	382	380	66
Additions for tax positions of prior years	—	—	592
Reductions for tax positions of prior years	—	—	(553)
Reductions due to lapse in statute of limitations	—	—	(1,650)
Settlements	—	—	(3,066)
Balance, end of year	$762	$380	$—
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.50 million at December 31, 2016, $0.25 million at December 31, 2015, and zero at December 31, 2014. Interest and penalties are recognized through the income tax provision. For the years 2016, 2015 and 2014, the Company recognized approximately $0.04 million, zero and $(0.69) million in interest, net of tax effect, and penalties, respectively. There was $0.04 million accrued interest and penalties at December 31, 2016, and no accrued interest and penalties at December 31, 2015 and 2014, respectively.
Tax years that remain open and subject to audit include the federal 2013-2016 years and the Indiana 2013-2016 years. Additionally, during 2014, the Company reached a state tax settlement for the 2010-2013 years and as a result recorded a reduction of unrecognized tax benefits in the amount of $2.93 million that affected the effective tax rate and increased earnings in the amount of $2.12 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
1st Source Bank sells residential mortgage loans to Fannie Mae as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, the Bank has sold loans on a service released basis to various other financial institutions in the past. The agreements under which the Bank sells these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, the Bank may be required to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or may be required to repurchase a loan. Both circumstances are collectively referred to as “repurchases.”

The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.42 million and $0.98 million as of December 31, 2016 and 2015, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Commitments — 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.52 million in 2017, $3.11 million in 2018, $2.88 million in 2019, $2.58 million in 2020, $1.56 million in 2021, and $1.28 million, thereafter. As of December 31, 2016, future minimum rentals to be received under noncancellable subleases totaled $1.66 million.
The following table shows rental expense of office premises and equipment and related sublease income.

Year Ended December 31 (Dollars in thousands)	2016	2015	2014
Gross rental expense	$3,995	$3,889	$3,799
Sublease rental income	(921)	(914)	(878)
Net rental expense	$3,074	$2,975	$2,921
The Company has made investments directly in various tax-advantaged and other operating partnerships formed by third parties. The Company's investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Company has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At December 31, 2016 and 2015, investment balances, including all legally binding commitments to fund future investments, totaled $11.14 million and $10.99 million, respectively. In addition, the Company had a liability for all legally binding unfunded commitments of $4.95 million and $3.64 million at December 31, 2016 and 2015, respectively.
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2016	2015
Amounts of commitments:
Loan commitments to extend credit	$868,267	$829,509
Standby letters of credit	$33,397	$37,984
Commercial and similar letters of credit	$1,704	$741
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2016 and 2015.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$570,004	Other assets	$6,621	Other liabilities	$6,743
Loan commitments	5,527	Mortgages held for sale	43	N/A	—
Forward contracts - mortgage loan	16,525	Mortgages held for sale	222	N/A	—
Total - December 31, 2016	$592,056		$6,886		$6,743

Interest rate swap contracts	$554,083	Other assets	$9,859	Other liabilities	$10,044
Loan commitments	12,440	Mortgages held for sale	47	N/A	—
Forward contracts - mortgage loan	16,416	Mortgages held for sale	13	N/A	—
Total - December 31, 2015	$582,939		$9,919		$10,044
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments at December 31, 2016, 2015 and 2014.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2016	2015	2014
Interest rate swap contracts	Other expense	$64	$(8)	$16
Interest rate swap contracts	Other income	730	1,045	357
Loan commitments	Mortgage banking	(4)	45	(10)
Forward contracts - mortgage loan	Mortgage banking	209	155	(263)
Forward contracts - foreign exchange	Other income	—	—	79
Total		$999	$1,237	$179
The following table shows the offsetting of financial assets and derivative assets at December 31, 2016 and 2015.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2016
Interest rate swaps	$6,681	$60	$6,621	$—	$—	$6,621

December 31, 2015
Interest rate swaps	$10,016	$157	$9,859	$—	$—	$9,859

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2016 and 2015.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2016
Interest rate swaps	$6,803	$60	$6,743	$—	$3,794	$2,949
Repurchase agreements	162,913	—	162,913	162,913	—	—
Total	$169,716	$60	$169,656	$162,913	$3,794	$2,949

December 31, 2015
Interest rate swaps	$10,201	$157	$10,044	$—	$9,833	$211
Repurchase agreements	130,662	—	130,662	130,662	—	—
Total	$140,863	$157	$140,706	$130,662	$9,833	$211
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2016 and December 31, 2015, repurchase agreements had a remaining contractual maturity of $160.38 million and $128.88 million in overnight, $2.23 million and $1.78 million in up to 30 days and $0.30 million and $0.00 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2016 and 2015.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$713,498	15.12%	$377,432	8.00%	$406,919	8.625%	$471,791	10.00%
1st Source Bank	662,531	14.06	377,014	8.00	406,468	8.625	471,267	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	651,006	13.80	283,074	6.00	312,561	6.625	377,432	8.00
1st Source Bank	603,022	12.80	282,760	6.00	312,214	6.625	377,014	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	594,006	12.59	212,306	4.50	241,793	5.125	306,664	6.50
1st Source Bank	603,022	12.80	212,070	4.50	241,524	5.125	306,324	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	651,006	12.11	215,115	4.00	N/A	N/A	268,893	5.00
1st Source Bank	603,022	11.22	214,949	4.00	N/A	N/A	268,686	5.00
2015
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$676,007	14.97%	$361,267	8.00%	N/A	N/A	$451,584	10.00%
1st Source Bank	636,592	14.13	360,402	8.00	N/A	N/A	450,502	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	616,577	13.65	270,951	6.00	N/A	N/A	361,267	8.00
1st Source Bank	579,833	12.87	270,301	6.00	N/A	N/A	360,402	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	559,577	12.39	203,213	4.50	N/A	N/A	293,530	6.50
1st Source Bank	579,833	12.87	202,726	4.50	N/A	N/A	292,826	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	616,577	12.21	201,921	4.00	N/A	N/A	252,401	5.00
1st Source Bank	579,833	11.50	201,701	4.00	N/A	N/A	252,126	5.00

(1) The capital conservation buffer requirement will be phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2016 and 2015.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2016, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2016 and 2015, all mortgages held for sale are carried at fair value.
The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2016 and 2015.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2016
Mortgages held for sale reported at fair value:
Total Loans	$15,849	$15,809	$40	(1)
December 31, 2015
Mortgages held for sale reported at fair value:
Total Loans	$9,825	$9,691	$134	(1)

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

•	Inactively traded government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.

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
Interest rate swap positions, both assets and liabilities, are valued by a third party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters. This valuation process considers various factors including interest rate yield curves, time value and volatility factors. Validation of third party agent valuations is accomplished by comparing those values to the Company’s swap counterparty valuations. Management believes an adjustment is required to “mid-market” valuations for derivatives tied to its performing loan portfolio to recognize the imprecision and related exposure inherent in the process of estimating expected credit losses as well as velocity of deterioration evident with systemic risks imbedded in these portfolios. Any change in the mid-market derivative valuation adjustment will be recognized immediately through the Consolidated Statements of Income.

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,164	$400,669	$—	$420,833
U.S. States and political subdivisions securities	—	130,276	2,699	132,975
Mortgage-backed securities - Federal agencies	—	252,574	—	252,574
Corporate debt securities	—	35,076	—	35,076
Foreign government and other securities	—	—	807	807
Total debt securities	20,164	818,595	3,506	842,265
Marketable equity securities	8,202	—	—	8,202
Total investment securities available-for-sale	28,366	818,595	3,506	850,467
Mortgages held for sale	—	15,849	—	15,849
Accrued income and other assets (interest rate swap agreements)	—	6,621	—	6,621
Total	$28,366	$841,065	$3,506	$872,937

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$6,743	$—	$6,743
Total	$—	$6,743	$—	$6,743

December 31, 2015
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$19,879	$369,790	$—	$389,669
U.S. States and political subdivisions securities	—	118,462	4,528	122,990
Mortgage-backed securities - Federal agencies	—	236,297	—	236,297
Corporate debt securities	—	34,383	—	34,383
Foreign government and other securities	—	—	809	809
Total debt securities	19,879	758,932	5,337	784,148
Marketable equity securities	7,579	—	—	7,579
Total investment securities available-for-sale	27,458	758,932	5,337	791,727
Mortgages held for sale	—	9,825	—	9,825
Accrued income and other assets (interest rate swap agreements)	—	9,859	—	9,859
Total	$27,458	$778,616	$5,337	$811,411

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,044	$—	$10,044
Total	$—	$10,044	$—	$10,044

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2016	$4,528	$809	$5,337
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(24)	(2)	(26)
Purchases	1,100	—	1,100
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(2,905)	—	(2,905)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2016	$2,699	$807	$3,506

Beginning balance January 1, 2015	$6,466	$811	$7,277
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(31)	(2)	(33)
Purchases	—	200	200
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(1,907)	(200)	(2,107)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2015	$4,528	$809	$5,337
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2016 or 2015. No transfers between levels occurred during 2016 or 2015.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2016
Investment securities available-for-sale
Direct placement municipal securities	$2,699	Discounted cash flows	Credit spread assumption	0.92% - 3.17%

Foreign government	$807	Discounted cash flows	Market yield assumption	0.28% - 1.12%

December 31, 2015
Investment securities available-for-sale
Direct placement municipal securities	$4,528	Discounted cash flows	Credit spread assumption	1.27% - 2.03%

Foreign government	$809	Discounted cash flows	Market yield assumption	0.88% - 2.00%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2016 and 2015, respectively: impaired loans - $0.00 million and $0.42 million; partnership investments - $0.00 million and $(0.03) million; MSRs - $0.00 million and $0.00 million; repossessions - $0.58 million and $1.21 million, and other real estate - $0.00 million and $0.01 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Impaired loans - collateral based	$—	$—	$6,280	$6,280
Accrued income and other assets (partnership investments)	—	—	1,032	1,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,297	4,297
Accrued income and other assets (repossessions)	—	—	9,373	9,373
Accrued income and other assets (other real estate)	—	—	704	704
Total	$—	$—	$21,686	$21,686

December 31, 2015
Impaired loans - collateral based	$—	$—	$220	$220
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,608	4,608
Accrued income and other assets (repossessions)	—	—	6,927	6,927
Accrued income and other assets (other real estate)	—	—	736	736
Total	$—	$—	$13,491	$13,491
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2016
Impaired loans	$6,280	$6,280	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%

Mortgage servicing rights	4,297	7,484	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 15.0%
				Discount rate	9.6% - 12.5%

Repossessions	9,373	9,452	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 4%

Other real estate	704	752	Appraisals	Discount for lack of marketability	0% - 16%

December 31, 2015
Impaired loans	$220	$220	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20%

Mortgage servicing rights	4,608	7,246	Discounted cash flows	Constant prepayment rate (CPR)	9.4% - 15.0%
				Discount rate	9.8% - 13.3%

Repossessions	6,927	7,104	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 3%

Other real estate	736	851	Appraisals	Discount for lack of marketability	8% - 35%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash and due from banks	$58,578	$58,578	$58,578	$—	$—
Federal funds sold and interest bearing deposits with other banks	49,726	49,726	49,726	—	—
Investment securities, available-for-sale	850,467	850,467	28,366	818,595	3,506
Other investments	22,458	22,458	22,458	—	—
Mortgages held for sale	15,849	15,849	—	15,849	—
Loans and leases, net of reserve for loan and lease losses	4,099,528	4,107,079	—	—	4,107,079
Mortgage servicing rights	4,297	7,484	—	—	7,484
Interest rate swaps	6,621	6,621	—	6,621	—
Liabilities:
Deposits	$4,333,760	$4,332,744	$3,277,108	$1,055,636	$—
Short-term borrowings	291,943	291,943	163,652	128,291	—
Long-term debt and mandatorily redeemable securities	74,308	73,149	—	73,149	—
Subordinated notes	58,764	51,031	—	51,031	—
Interest rate swaps	6,743	6,743	—	6,743	—
Off-balance-sheet instruments *	—	382	—	382	—

December 31, 2015
Assets:
Cash and due from banks	$65,171	$65,171	$65,171	$—	$—
Federal funds sold and interest bearing deposits with other banks	14,550	14,550	14,550	—	—
Investment securities, available-for-sale	791,727	791,727	27,458	758,932	5,337
Other investments and trading account securities	21,973	21,973	21,973	—	—
Mortgages held for sale	9,825	9,825	—	9,825	—
Loans and leases, net of reserve for loan and lease losses	3,906,580	3,927,967	—	—	3,927,967
Mortgage servicing rights	4,608	7,246	—	—	7,246
Interest rate swaps	9,859	9,859	—	9,859	—
Liabilities:
Deposits	$4,139,186	$4,139,649	$2,998,443	$1,141,206	$—
Short-term borrowings	233,229	233,229	134,156	99,073	—
Long-term debt and mandatorily redeemable securities	57,379	57,193	—	57,193	—
Subordinated notes	58,764	48,304	—	48,304	—
Interest rate swaps	10,044	10,044	—	10,044	—
Off-balance-sheet instruments *	—	375	—	375	—

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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2016	2015
ASSETS
Cash and cash equivalents	$73,324	$60,429
Short-term investments with bank subsidiary	500	500
Investment securities available-for-sale (amortized cost of $884 at December 31, 2016 and $1,218 at December 31, 2015)	7,369	6,855
Investments in:
Bank subsidiaries	676,915	660,087
Non-bank subsidiaries	1,812	1,496
Other assets	4,013	4,668
Total assets	$763,933	$734,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$5,761	$8,042
Long-term debt and mandatorily redeemable securities	21,228	19,335
Subordinated notes	58,764	58,764
Other liabilities	5,530	3,841
Total liabilities	91,283	89,982
Total shareholders’ equity	672,650	644,053
Total liabilities and shareholders’ equity	$763,933	$734,035

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2016	2015	2014
Income:
Dividends from bank subsidiary	$36,064	$36,064	$33,810
Rental income from subsidiaries	2,363	2,342	2,314
Other	444	426	408
Investment securities and other investment gains (losses)	3,901	26	(370)
Total income	42,772	38,858	36,162
Expenses:
Interest on subordinated notes	4,220	4,220	4,220
Interest on long-term debt and mandatorily redeemable securities	1,454	1,375	1,475
Interest on commercial paper and other short-term borrowings	20	30	36
Rent	1,739	1,737	1,713
Other	1,179	351	2,553
Total expenses	8,612	7,713	9,997
Income before income tax benefit and equity in undistributed income of subsidiaries	34,160	31,145	26,165
Income tax benefit	741	1,721	2,722
Income before equity in undistributed income of subsidiaries	34,901	32,866	28,887
Equity in undistributed income of subsidiaries:
Bank subsidiaries	22,569	24,289	28,891
Non-bank subsidiaries	316	331	291
Net income	$57,786	$57,486	$58,069
Comprehensive income	$52,575	$54,634	$60,895

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2016	2015	2014
Operating activities:
Net income	$57,786	$57,486	$58,069
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(22,885)	(24,620)	(29,182)
Depreciation of premises and equipment	4	9	21
Stock-based compensation	52	64	35
Realized/unrealized investment securities and other investment (gains) losses	(3,901)	(26)	370
Change in trading account securities	—	205	(13)
Other	3,132	2,585	(2,329)
Net change in operating activities	34,188	35,703	26,971
Investing activities:
Proceeds from sales and maturities of investment securities	1,795	1,470	—
Proceeds from liquidation of partnership investment	2,903	423	570
Return of capital from subsidiaries	—	—	1,500
Net change in investing activities	4,698	1,893	2,070
Financing activities:
Net change in commercial paper	(2,281)	(4,126)	(183)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,607	1,520	1,356
Payments on long-term debt and mandatorily redeemable securities	(627)	(712)	(569)
Stock issued under stock purchase plans	120	149	197
Net proceeds from issuance of treasury stock	2,636	2,373	1,520
Acquisition of treasury stock	(8,030)	(9,970)	(16,342)
Cash dividends paid on common stock	(19,416)	(18,126)	(17,643)
Net change in financing activities	(25,991)	(28,892)	(31,664)
Net change in cash and cash equivalents	12,895	8,704	(2,623)
Cash and cash equivalents, beginning of year	60,429	51,725	54,348
Cash and cash equivalents, end of year	$73,324	$60,429	$51,725

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2016, 1st Source’s internal control over financial reporting is effective based on those criteria.
BKD LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 37.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ ANDREA G. SHORT
Andrea G. Short, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2017 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2017 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2017 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2016.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	10,507	31.15	126,174
1982 Executive Incentive Plan	—	—	123,413	(1)(2)
1982 Restricted Stock Award Plan	—	—	241,947	(1)
Strategic Deployment Incentive Plan	—	—	98,645	(1)(2)
Total plans approved by shareholders	10,507	$31.15	840,179
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan	—	—	64,048
Total equity compensation plans	10,507	$31.15	904,227

(1)	Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors.

(2)	Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2017 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2017 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 1996, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended October 22, 2015, filed as an exhibit to Form 10-K, dated December 31, 2015, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

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

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended November 9, 2016, filed herewith.

10(d)
1st Source Corporation 1982 Restricted Stock Award Plan, amended November 9, 2016, filed as Exhibit 4.3 to Registration Statement on Form S-8 No. 333-215910, filed February 6, 2017, and incorporated herein by reference.

10(e)
1st Source Corporation Strategic Deployment Incentive Plan, formerly known as the 1998 Performance Compensation Plan, amended January 20, 2011, filed as exhibit to Form 10-K, dated December 31, 2010, and incorporated herein by reference.

10(f)	Contract with Fiserv Solutions, Inc. dated November 23, 2005, filed as exhibit to Form 10-K, dated December 31, 2005, and incorporated herein by reference.

10 (g)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed herewith.

10 (h)	1st Source Corporation Director Retainer Stock Plan, amended July 24, 2014, filed as exhibit to Form 10-Q, dated September 30, 2014, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Leasing, Inc.	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona

*Wholly-owned subsidiaries of 1st Source Bank

23(a)	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

23(b)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(c) Financial Statement Schedules — None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
1st SOURCE CORPORATION

By	/s/ CHRISTOPHER J. MURPHY III

Christopher J. Murphy III, Chairman of the Board
and Chief Executive Officer
Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board	February 17, 2017
Christopher J. Murphy III	and Chief Executive Officer

/s/ JAMES R. SEITZ	President	February 17, 2017
James R. Seitz

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 17, 2017
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 17, 2017
John B. Griffith	and General Counsel

/s/ ALLISON N. EGIDI	Director	February 17, 2017
Allison N. Egidi

/s/ DANIEL B. FITZPATRICK	Director	February 17, 2017
Daniel B. Fitzpatrick

/s/ CRAIG A. KAPSON	Director	February 17, 2017
Craig A. Kapson

/s/ NAJEEB A. KHAN	Director	February 17, 2017
Najeeb A. Khan

/s/ VINOD M. KHILNANI	Director	February 17, 2017
Vinod M. Khilnani

/s/ REX MARTIN	Director	February 17, 2017
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 17, 2017
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 17, 2017
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 17, 2017
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 17, 2017
Mark D. Schwabero