Form 10-Q
period 2017-03-31
1ST SOURCE CORP
filed 2017-04-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 14, 2017 — 25,923,640 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$58,429	$58,578
Federal funds sold and interest bearing deposits with other banks	33,687	49,726
Investment securities available-for-sale	836,682	850,467
Other investments	22,458	22,458
Mortgages held for sale	8,409	15,849
Loans and leases, net of unearned discount:
Commercial and agricultural	843,757	812,264
Auto and light truck	430,489	411,764
Medium and heavy duty truck	290,167	294,790
Aircraft	783,523	802,414
Construction equipment	512,545	495,925
Commercial real estate	723,623	719,170
Residential real estate and home equity	522,772	521,931
Consumer	127,986	129,813
Total loans and leases	4,234,862	4,188,071
Reserve for loan and lease losses	(90,118)	(88,543)
Net loans and leases	4,144,744	4,099,528
Equipment owned under operating leases, net	127,323	118,793
Net premises and equipment	55,167	56,708
Goodwill and intangible assets	83,960	84,102
Accrued income and other assets	130,667	130,059
Total assets	$5,501,526	$5,486,268

LIABILITIES
Deposits:
Noninterest-bearing demand	$966,903	$991,256
Interest-bearing deposits:
Interest-bearing demand	1,418,395	1,471,526
Savings	839,257	814,326
Time	1,112,421	1,056,652
Total interest-bearing deposits	3,370,073	3,342,504
Total deposits	4,336,976	4,333,760
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	176,079	162,913
Other short-term borrowings	103,666	129,030
Total short-term borrowings	279,745	291,943
Long-term debt and mandatorily redeemable securities	85,479	74,308
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	54,628	54,843
Total liabilities	4,815,592	4,813,618

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2017 and December 31, 2016	436,538	436,538
Retained earnings	303,009	290,824
Cost of common stock in treasury (2,282,044 shares at March 31, 2017 and 2,329,909 shares at December 31, 2016)	(54,940)	(56,056)
Accumulated other comprehensive income	1,327	1,344
Total shareholders’ equity	685,934	672,650
Total liabilities and shareholders’ equity	$5,501,526	$5,486,268
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans and leases	$44,884	$42,736
Investment securities, taxable	3,514	3,080
Investment securities, tax-exempt	683	692
Other	291	291
Total interest income	49,372	46,799
Interest expense:
Deposits	3,734	3,771
Short-term borrowings	227	161
Subordinated notes	1,055	1,055
Long-term debt and mandatorily redeemable securities	629	523
Total interest expense	5,645	5,510
Net interest income	43,727	41,289
Provision for loan and lease losses	1,000	975
Net interest income after provision for loan and lease losses	42,727	40,314
Noninterest income:
Trust and wealth advisory	5,001	4,623
Service charges on deposit accounts	2,239	2,107
Debit card	2,750	2,599
Mortgage banking	947	1,046
Insurance commissions	1,767	1,563
Equipment rental	6,832	6,073
Gains on investment securities available-for-sale	1,285	10
Other	2,486	3,606
Total noninterest income	23,307	21,627
Noninterest expense:
Salaries and employee benefits	21,345	21,351
Net occupancy	2,594	2,501
Furniture and equipment	4,793	4,790
Depreciation – leased equipment	5,680	5,101
Professional fees	1,077	1,219
Supplies and communication	1,250	1,508
FDIC and other insurance	623	879
Business development and marketing	1,652	980
Loan and lease collection and repossession	636	427
Other	1,469	1,949
Total noninterest expense	41,119	40,705
Income before income taxes	24,915	21,236
Income tax expense	8,709	7,418
Net income	$16,206	$13,818
Per common share:
Basic net income per common share	$0.62	$0.53
Diluted net income per common share	$0.62	$0.53
Cash dividends	$0.18	$0.18
Basic weighted average common shares outstanding	25,903,397	25,923,530
Diluted weighted average common shares outstanding	25,903,397	25,923,530
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$16,206	$13,818
Other comprehensive (loss) income:
Change in unrealized appreciation of available-for-sale securities	1,258	4,403
Reclassification adjustment for realized gains included in net income	(1,285)	(10)
Income tax effect	10	(1,649)
Other comprehensive (loss) income, net of tax	(17)	2,744
Comprehensive income	$16,189	$16,562
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2016	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	13,818	—	—	13,818
Other comprehensive income	—	—	—	—	2,744	2,744
Issuance of 91,340 common shares under stock based compensation awards, including related tax effects	—	—	(111)	2,180	—	2,069
Cost of 269,667 shares of common stock acquired for treasury	—	—	—	(8,005)	—	(8,005)
Common stock cash dividend ($0.18 per share)	—	—	(4,706)	—	—	(4,706)
Balance at March 31, 2016	$—	$436,538	$260,813	$(56,677)	$9,299	$649,973

Balance at January 1, 2017	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585
Net income	—	—	16,206	—	—	16,206
Other comprehensive loss	—	—	—	—	(17)	(17)
Issuance of 48,765 common shares under stock based compensation awards, including related tax effects	—	—	721	1,157	—	1,878
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)
Common stock cash dividend ($0.18 per share)	—	—	(4,677)	—	—	(4,677)
Balance at March 31, 2017	$—	$436,538	$303,009	$(54,940)	$1,327	$685,934
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$16,206	$13,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,000	975
Depreciation of premises and equipment	1,380	1,283
Depreciation of equipment owned and leased to others	5,680	5,101
Stock-based compensation	694	784
Amortization of investment securities premiums and accretion of discounts, net	1,116	1,257
Amortization of mortgage servicing rights	263	332
Deferred income taxes	(504)	611
Gains on investment securities available-for-sale	(1,285)	(10)
Originations of loans held for sale, net of principal collected	(12,926)	(23,007)
Proceeds from the sales of loans held for sale	20,871	21,502
Net gain on sale of loans held for sale	(505)	(669)
Net loss (gain) on sale of other real estate and repossessions	94	(140)
Change in interest receivable	(251)	(664)
Change in interest payable	(225)	273
Change in other assets	(1,398)	(1,230)
Change in other liabilities	2,890	6,029
Other	1,177	(517)
Net change in operating activities	34,277	25,728
Investing activities:
Proceeds from sales of investment securities available-for-sale	1,004	511
Proceeds from maturities and paydowns of investment securities available-for-sale	42,617	44,416
Purchases of investment securities available-for-sale	(30,198)	(52,003)
Loans sold or participated to others	266	—
Net change in loans and leases	(47,385)	(37,666)
Net change in equipment owned under operating leases	(14,210)	(5,142)
Purchases of premises and equipment	(24)	(2,298)
Proceeds from sales of other real estate and repossessions	1,730	573
Net change in investing activities	(46,200)	(51,609)
Financing activities:
Net change in demand deposits and savings accounts	(52,553)	18,491
Net change in time deposits	55,769	67,471
Net change in short-term borrowings	(12,198)	(51,315)
Proceeds from issuance of long-term debt	10,000	10,000
Payments on long-term debt	(401)	(387)
Acquisition of treasury stock	(41)	(8,005)
Cash dividends paid on common stock	(4,841)	(4,868)
Net change in financing activities	(4,265)	31,387

Net change in cash and cash equivalents	(16,188)	5,506
Cash and cash equivalents, beginning of year	108,304	79,721
Cash and cash equivalents, end of period	$92,116	$85,227
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$903	$592
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,426	800
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2016 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
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
Note 2 — Recent Accounting Pronouncements
Premium Amortization: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.
Sale of Nonfinancial Assets: In February 2017, the FASB issued ASU No. 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” 'The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The Company is assessing ASU 2017-05 and does not expect it to have a material impact on its accounting and disclosures.
Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has assessed ASU 2017-04 and does not expect it to have a material impact on its accounting and disclosures.
Business Combinations: In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company has assessed ASU 2017-01 and does not expect it to have a material impact on its accounting and disclosures.
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
Share Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-09 on January 1, 2017 on a modified retrospective method through a cumulative adjustment to retained earnings related to the policy election to account for forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact on its accounting and disclosures.

Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company has an implementation team working through the provisions of ASU 2016-02 including reviewing all leases to assess the impact on its accounting and disclosures. The Company does not anticipate a significant increase in leasing activity between now and the date of adoption. It is expected that the Company will recognize discounted right of use assets and lease liabilities (estimated between $12 and $15 million).
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
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. ASU 2014-09 may require the Company to change how it recognizes certain recurring revenue streams related to noninterest income; however it is not expected to have a material impact on its accounting and disclosures. The Company continues to follow the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on other areas of noninterest income and expects to adopt ASU 2014-09 on January 1, 2018.

Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. Treasury and Federal agencies securities	$417,139	$793	$(3,478)	$414,454
U.S. States and political subdivisions securities	129,791	1,314	(953)	130,152
Mortgage-backed securities — Federal agencies	249,084	2,086	(2,408)	248,762
Corporate debt securities	36,699	121	(224)	36,596
Foreign government and other securities	800	4	—	804
Total debt securities	833,513	4,318	(7,063)	830,768
Marketable equity securities	1,044	4,956	(86)	5,914
Total investment securities available-for-sale	$834,557	$9,274	$(7,149)	$836,682

December 31, 2016
U.S. Treasury and Federal agencies securities	$424,495	$809	$(4,471)	$420,833
U.S. States and political subdivisions securities	133,509	1,036	(1,570)	132,975
Mortgage-backed securities — Federal agencies	252,981	2,175	(2,582)	252,574
Corporate debt securities	35,266	111	(301)	35,076
Foreign government and other securities	800	7	—	807
Total debt securities	847,051	4,138	(8,924)	842,265
Marketable equity securities	1,265	7,007	(70)	8,202
Total investment securities available-for-sale	$848,316	$11,145	$(8,994)	$850,467
At March 31, 2017 and December 31, 2016, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2017. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$122,531	$123,025
Due after one year through five years	381,961	380,229
Due after five years through ten years	79,937	78,752
Due after ten years	—	—
Mortgage-backed securities	249,084	248,762
Total debt securities available-for-sale	$833,513	$830,768

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. Treasury and Federal agencies securities	$259,811	$(3,478)	$—	$—	$259,811	$(3,478)
U.S. States and political subdivisions securities	47,439	(844)	6,211	(109)	53,650	(953)
Mortgage-backed securities - Federal agencies	144,658	(2,166)	8,891	(242)	153,549	(2,408)
Corporate debt securities	13,377	(224)	—	—	13,377	(224)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	465,285	(6,712)	15,102	(351)	480,387	(7,063)
Marketable equity securities	266	(85)	3	(1)	269	(86)
Total investment securities available-for-sale	$465,551	$(6,797)	$15,105	$(352)	$480,656	$(7,149)

December 31, 2016
U.S. Treasury and Federal agencies securities	$263,680	$(4,471)	$—	$—	$263,680	$(4,471)
U.S. States and political subdivisions securities	74,129	(1,515)	3,337	(55)	77,466	(1,570)
Mortgage-backed securities - Federal agencies	168,554	(2,341)	5,102	(241)	173,656	(2,582)
Corporate debt securities	13,312	(301)	—	—	13,312	(301)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	519,675	(8,628)	8,439	(296)	528,114	(8,924)
Marketable equity securities	280	(70)	4	—	284	(70)
Total investment securities available-for-sale	$519,955	$(8,698)	$8,443	$(296)	$528,398	$(8,994)
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
At March 31, 2017, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Gross realized gains	$1,285	$10
Gross realized losses	—	—
OTTI losses	—	—
Net realized gains (losses)	$1,285	$10
At March 31, 2017 and December 31, 2016, investment securities available-for-sale with carrying values of $300.20 million and $276.29 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2017
Commercial and agricultural	$811,574	$32,183	$843,757
Auto and light truck	414,710	15,779	430,489
Medium and heavy duty truck	287,466	2,701	290,167
Aircraft	757,036	26,487	783,523
Construction equipment	499,272	13,273	512,545
Commercial real estate	714,699	8,924	723,623
Total	$3,484,757	$99,347	$3,584,104

December 31, 2016
Commercial and agricultural	$784,811	$27,453	$812,264
Auto and light truck	407,931	3,833	411,764
Medium and heavy duty truck	291,558	3,232	294,790
Aircraft	772,802	29,612	802,414
Construction equipment	486,923	9,002	495,925
Commercial real estate	707,252	11,918	719,170
Total	$3,451,277	$85,050	$3,536,327
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2017
Residential real estate and home equity	$519,948	$2,824	$522,772
Consumer	127,770	216	127,986
Total	$647,718	$3,040	$650,758

December 31, 2016
Residential real estate and home equity	$518,896	$3,035	$521,931
Consumer	129,585	228	129,813
Total	$648,481	$3,263	$651,744

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2017
Commercial and agricultural	$841,087	$32	$—	$—	$841,119	$2,638	$843,757
Auto and light truck	429,784	376	44	—	430,204	285	430,489
Medium and heavy duty truck	289,282	612	273	—	290,167	—	290,167
Aircraft	771,105	4,096	—	—	775,201	8,322	783,523
Construction equipment	511,196	110	—	—	511,306	1,239	512,545
Commercial real estate	720,713	—	—	—	720,713	2,910	723,623
Residential real estate and home equity	519,096	628	224	310	520,258	2,514	522,772
Consumer	127,272	398	100	34	127,804	182	127,986
Total	$4,209,535	$6,252	$641	$344	$4,216,772	$18,090	$4,234,862

December 31, 2016
Commercial and agricultural	$808,283	$—	$—	$—	$808,283	$3,981	$812,264
Auto and light truck	411,300	298	—	—	411,598	166	411,764
Medium and heavy duty truck	294,790	—	—	—	294,790	—	294,790
Aircraft	791,559	1,429	3,316	—	796,304	6,110	802,414
Construction equipment	493,131	1,546	—	—	494,677	1,248	495,925
Commercial real estate	713,482	133	—	—	713,615	5,555	719,170
Residential real estate and home equity	517,212	1,310	374	394	519,290	2,641	521,931
Consumer	129,000	453	132	22	129,607	206	129,813
Total	$4,158,757	$5,169	$3,822	$416	$4,168,164	$19,907	$4,188,071

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
March 31, 2017
With no related reserve recorded:
Commercial and agricultural	$373	$373	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	7,482	7,482	—
Construction equipment	605	605	—
Commercial real estate	623	623	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	9,083	9,083	—
With a reserve recorded:
Commercial and agricultural	1,871	1,871	272
Auto and light truck	251	251	25
Medium and heavy duty truck	—	—	—
Aircraft	840	840	55
Construction equipment	557	557	27
Commercial real estate	2,168	2,168	276
Residential real estate and home equity	357	359	139
Consumer	—	—	—
Total with a reserve recorded	6,044	6,046	794
Total impaired loans	$15,127	$15,129	$794

December 31, 2016
With no related reserve recorded:
Commercial and agricultural	$1,700	$1,700	$—
Auto and light truck	115	115	—
Medium and heavy duty truck	—	—	—
Aircraft	2,918	2,918	—
Construction equipment	605	605	—
Commercial real estate	2,607	2,607	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,945	7,945	—
With a reserve recorded:
Commercial and agricultural	1,890	1,890	297
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	3,192	3,192	1,076
Construction equipment	562	562	35
Commercial real estate	2,765	2,765	322
Residential real estate and home equity	674	676	148
Consumer	—	—	—
Total with a reserve recorded	9,083	9,085	1,878
Total impaired loans	$17,028	$17,030	$1,878

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$2,704	$1	$3,709	$4
Auto and light truck	84	—	—	—
Medium and heavy duty truck	—	—	—	—
Aircraft	8,795	—	4,028	—
Construction equipment	1,161	—	880	—
Commercial real estate	3,904	—	8,402	123
Residential real estate and home equity	358	4	365	4
Consumer	—	—	—	—
Total	$17,006	$5	$17,384	$131

There were no loan and lease modifications classified as troubled debt restructurings (TDRs) during the three months ended March 31, 2017 and 2016. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2017 and 2016. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Performing TDRs	$357	$360
Nonperforming TDRs	729	1,642
Total TDRs	$1,086	$2,002

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2017 and 2016.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2017
Balance, beginning of period	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	208	21	—	1,103	—	2	4	220	1,558
Recoveries	595	1,127	—	183	22	50	71	85	2,133
Net charge-offs (recoveries)	(387)	(1,106)	—	920	(22)	(48)	(67)	135	(575)
Provision (recovery of provision)	934	602	(64)	(1,424)	703	143	(25)	131	1,000
Balance, end of period	$15,989	$9,772	$4,676	$32,008	$8,932	$13,868	$3,592	$1,281	$90,118

March 31, 2016
Balance, beginning of period	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
Charge-offs	200	3	—	—	92	1	54	214	564
Recoveries	91	62	8	138	78	305	4	87	773
Net charge-offs (recoveries)	109	(59)	(8)	(138)	14	(304)	50	127	(209)
Provision (recovery of provision)	(612)	254	(196)	1,729	(116)	(231)	31	116	975
Balance, end of period	$14,735	$9,582	$4,511	$34,240	$7,462	$13,835	$3,643	$1,288	$89,296

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$272	$25	$—	$55	$27	$276	$139	$—	$794
Ending balance, collectively evaluated for impairment	15,717	9,747	4,676	31,953	8,905	13,592	3,453	1,281	89,324
Total reserve for loan and lease losses	$15,989	$9,772	$4,676	$32,008	$8,932	$13,868	$3,592	$1,281	$90,118

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,244	$251	$—	$8,322	$1,162	$2,791	$357	$—	$15,127
Ending balance, collectively evaluated for impairment	841,513	430,238	290,167	775,201	511,383	720,832	522,415	127,986	4,219,735
Total recorded investment in loans	$843,757	$430,489	$290,167	$783,523	$512,545	$723,623	$522,772	$127,986	$4,234,862

December 31, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$297	$—	$—	$1,076	$35	$322	$148	$—	$1,878
Ending balance, collectively evaluated for impairment	14,371	8,064	4,740	33,276	8,172	13,355	3,402	1,285	86,665
Total reserve for loan and lease losses	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,590	$115	$—	$6,110	$1,167	$5,372	$674	$—	$17,028
Ending balance, collectively evaluated for impairment	808,674	411,649	294,790	796,304	494,758	713,798	521,257	129,813	4,171,043
Total recorded investment in loans	$812,264	$411,764	$294,790	$802,414	$495,925	$719,170	$521,931	$129,813	$4,188,071
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $759.12 million and $761.85 million at March 31, 2017 and December 31, 2016, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$4,297	$4,608
Additions	247	205
Amortization	(263)	(332)
Sales	—	—
Carrying value before valuation allowance at end of period	4,281	4,481
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,281	$4,481
Fair value of mortgage servicing rights at end of period	$7,452	$6,353

At March 31, 2017 and 2016, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $3.17 million and $1.87 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.68 million and $0.70 million for the three months ended March 31, 2017 and 2016, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Statements of Income.
Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk
Commitments — 1st Source Bank (Bank), a subsidiary of 1st Source Corporation, has made investments directly in various tax-advantaged and other operating partnerships formed by third parties.The Bank’s investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At March 31, 2017 and December 31, 2016, investment balances, including all legally binding commitments to fund future investments totaled $16.96 million and $11.14 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $9.07 million and $4.95 million at March 31, 2017 and December 31, 2016, respectively.
Financial Instruments with Off-Balance-Sheet Risk — 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Statements of Financial Condition.
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Amounts of commitments:
Loan commitments to extend credit	$894,911	$868,267
Standby letters of credit	$28,060	$33,397
Commercial and similar letters of credit	$851	$1,704
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2017
Interest rate swap contracts	$558,869	Other assets	$5,521	Other liabilities	$5,623
Loan commitments	14,236	Mortgages held for sale	98	N/A	—
Forward contracts - mortgage loan	20,029	N/A	—	Mortgages held for sale	90
Total	$593,134		$5,619		$5,713

December 31, 2016
Interest rate swap contracts	$570,004	Other assets	$6,621	Other liabilities	$6,743
Loan commitments	5,527	Mortgages held for sale	43	N/A	—
Forward contracts - mortgage loan	16,525	Mortgages held for sale	222	N/A	—
Total	$592,056		$6,886		$6,743
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2017	2016
Interest rate swap contracts	Other expense	$20	$(93)
Interest rate swap contracts	Other income	119	204
Loan commitments	Mortgage banking	55	48
Forward contracts - mortgage loan	Mortgage banking	(312)	(145)
Total		$(118)	$14

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017
Interest rate swaps	$5,557	$36	$5,521	$—	$—	$5,521

December 31, 2016
Interest rate swaps	$6,681	$60	$6,621	$—	$—	$6,621

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2017
Interest rate swaps	$5,659	$36	$5,623	$—	$3,507	$2,116
Repurchase agreements	176,079	—	176,079	176,079	—	—
Total	$181,738	$36	$181,702	$176,079	$3,507	$2,116

December 31, 2016
Interest rate swaps	$6,803	$60	$6,743	$—	$3,794	$2,949
Repurchase agreements	162,913	—	162,913	162,913	—	—
Total	$169,716	$60	$169,656	$162,913	$3,794	$2,949
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2017 and December 31, 2016, repurchase agreements had a remaining contractual maturity of $174.42 million and $160.38 million in overnight, $1.25 million and $2.23 million in up to 30 days, $0.10 million and $0.00 million in 30 to 90 days, and $0.30 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2017 and 2016.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2017	2016
Distributed earnings allocated to common stock	$4,663	$4,686
Undistributed earnings allocated to common stock	11,422	9,017
Net earnings allocated to common stock	16,085	13,703
Net earnings allocated to participating securities	121	115
Net income allocated to common stock and participating securities	$16,206	$13,818

Weighted average shares outstanding for basic earnings per common share	25,903,397	25,923,530
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	25,903,397	25,923,530

Basic earnings per common share	$0.62	$0.53
Diluted earnings per common share	$0.62	$0.53

Note 10.     Stock Based Compensation
As of March 31, 2017, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2016. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2017.
Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date. For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards the Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, for which the Company uses the related vesting term.
The stock based compensation expense recognized in the Statements of Income for the three months ended March 31, 2016 was based on awards ultimately expected to vest, and accordingly had been adjusted by the amount of forfeitures. The Company adopted Accounting Standards Update No. 2016-09, on January 1, 2017, that allows for forfeitures to be recorded as they occur. The adoption of this standard required an immaterial cumulative effect adjustment to retained earnings as prior to January 1, 2017 forfeitures had been estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and 2016 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2017 and 2016. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2017, there was $7.61 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.63 years.
Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2017	2016
Realized gains included in net income	$1,285	$10	Gains on investment securities available-for-sale
	1,285	10	Income before income taxes
Tax effect	(482)	(4)	Income tax expense
Net of tax	$803	$6	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.55 million at March 31, 2017 and $0.50 million at December 31, 2016. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2017 and 2016, the Company recognized no interest or penalties. There was $0.04 million in accrued interest and penalties at March 31, 2017 and December 31, 2016, respectively.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At March 31, 2017 and December 31, 2016, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2017
Mortgages held for sale reported at fair value	$8,409	$8,354	$55	(1)

December 31, 2016
Mortgages held for sale reported at fair value	$15,849	$15,809	$40	(1)

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,211	$394,243	$—	$414,454
U.S. States and political subdivisions securities	—	128,134	2,018	130,152
Mortgage-backed securities — Federal agencies	—	248,762	—	248,762
Corporate debt securities	—	36,596	—	36,596
Foreign government and other securities	—	—	804	804
Total debt securities	20,211	807,735	2,822	830,768
Marketable equity securities	5,914	—	—	5,914
Total investment securities available-for-sale	26,125	807,735	2,822	836,682
Mortgages held for sale	—	8,409	—	8,409
Accrued income and other assets (interest rate swap agreements)	—	5,521	—	5,521
Total	$26,125	$821,665	$2,822	$850,612

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,623	$—	$5,623
Total	$—	$5,623	$—	$5,623

December 31, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,164	$400,669	$—	$420,833
U.S. States and political subdivisions securities	—	130,276	2,699	132,975
Mortgage-backed securities — Federal agencies	—	252,574	—	252,574
Corporate debt securities	—	35,076	—	35,076
Foreign government and other securities	—	—	807	807
Total debt securities	20,164	818,595	3,506	842,265
Marketable equity securities	8,202	—	—	8,202
Total investment securities available-for-sale	28,366	818,595	3,506	850,467
Mortgages held for sale	—	15,849	—	15,849
Accrued income and other assets (interest rate swap agreements)	—	6,621	—	6,621
Total	$28,366	$841,065	$3,506	$872,937

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$6,743	$—	$6,743
Total	$—	$6,743	$—	$6,743

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2017 and 2016.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2017	$2,699	$807	$3,506
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	19	(3)	16
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(700)	—	(700)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2017	$2,018	$804	$2,822

Beginning balance January 1, 2016	$4,528	$809	$5,337
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	35	—	35
Purchases	1,100	—	1,100
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(853)	—	(853)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2016	$4,810	$809	$5,619
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2017 or 2016. No transfers between levels occurred during the three months ended March 31, 2017 or 2016.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2017
Investment securities available-for sale
Direct placement municipal securities	$2,018	Discounted cash flows	Credit spread assumption	2.25% - 2.66%

Foreign government	$804	Discounted cash flows	Market yield assumption	0.12% - 1.04%

December 31, 2016
Investment securities available-for sale
Direct placement municipal securities	$2,699	Discounted cash flows	Credit spread assumption	0.92% - 3.17%

Foreign government	$807	Discounted cash flows	Market yield assumption	0.28% - 1.12%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2017: impaired loans - $1.22 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.07 million; and other real estate - $0.05 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Impaired loans - collateral based	$—	$—	$3,628	$3,628
Accrued income and other assets (partnership investments)	—	—	1,032	1,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,281	4,281
Accrued income and other assets (repossessions)	—	—	8,121	8,121
Accrued income and other assets (other real estate)	—	—	916	916
Total	$—	$—	$17,978	$17,978

December 31, 2016
Impaired loans - collateral based	$—	$—	$6,280	$6,280
Accrued income and other assets (partnership investments)	—	—	1,032	1,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,297	4,297
Accrued income and other assets (repossessions)	—	—	9,373	9,373
Accrued income and other assets (other real estate)	—	—	704	704
Total	$—	$—	$21,686	$21,686
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2017
Impaired loans	$3,628	$3,628	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 30%

Mortgage servicing rights	4,281	7,452	Discounted cash flows	Constant prepayment rate (CPR)	8.0% - 14.5%
				Discount rate	9.8% - 12.6%

Repossessions	8,121	8,145	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 3%

Other real estate	916	939	Appraisals	Discount for lack of marketability	0% - 22%

December 31, 2016
Impaired loans	$6,280	$6,280	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%

Mortgage servicing rights	4,297	7,484	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 15.0%
				Discount rate	9.6% - 12.5%

Repossessions	9,373	9,452	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 4%

Other real estate	704	752	Appraisals	Discount for lack of marketability	0% - 16%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Cash and due from banks	$58,429	$58,429	$58,429	$—	$—
Federal funds sold and interest bearing deposits with other banks	33,687	33,687	33,687	—	—
Investment securities, available-for-sale	836,682	836,682	26,125	807,735	2,822
Other investments	22,458	22,458	22,458	—	—
Mortgages held for sale	8,409	8,409	—	8,409	—
Loans and leases, net of reserve for loan and lease losses	4,144,744	4,138,936	—	—	4,138,936
Mortgage servicing rights	4,281	7,452	—	—	7,452
Interest rate swaps	5,521	5,521	—	5,521	—
Liabilities:
Deposits	$4,336,976	$4,335,190	$3,224,555	$1,110,635	$—
Short-term borrowings	279,745	279,745	176,760	102,985	—
Long-term debt and mandatorily redeemable securities	85,749	83,714	—	83,714	—
Subordinated notes	58,764	52,772	—	52,772	—
Interest rate swaps	5,623	5,623	—	5,623	—
Off-balance-sheet instruments *	—	275	—	275	—

December 31, 2016
Assets:
Cash and due from banks	$58,578	$58,578	$58,578	$—	$—
Federal funds sold and interest bearing deposits with other banks	49,726	49,726	49,726	—	—
Investment securities, available-for-sale	850,467	850,467	28,366	818,595	3,506
Other investments	22,458	22,458	22,458	—	—
Mortgages held for sale	15,849	15,849	—	15,849	—
Loans and leases, net of reserve for loan and lease losses	4,099,528	4,107,079	—	—	4,107,079
Mortgage servicing rights	4,297	7,484	—	—	7,484
Interest rate swaps	6,621	6,621	—	6,621	—
Liabilities:
Deposits	$4,333,760	$4,332,744	$3,277,108	$1,055,636	$—
Short-term borrowings	291,943	291,943	163,652	128,291	—
Long-term debt and mandatorily redeemable securities	74,308	73,149	—	73,149	—
Subordinated notes	58,764	51,031	—	51,031	—
Interest rate swaps	6,743	6,743	—	6,743	—
Off-balance-sheet instruments *	—	382	—	382	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2017, as compared to December 31, 2016, and the results of operations for the three months ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2016 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2016, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION
Our total assets at March 31, 2017 were $5.50 billion, an increase of $15.26 million from December 31, 2016. Total loans and leases were $4.23 billion, an increase of $46.79 million, or 1.12% from December 31, 2016. Total investment securities, available-for-sale were $836.68 million which represented a decrease of $13.79 million, or 1.62% and equipment owned under operating leases was $127.32 million, an increase of $8.53 million, or 7.18% from the comparable figures at December 31, 2016. Total deposits were $4.34 billion, an increase of $3.22 million from the end of 2016. Short-term borrowings were $279.75 million, a decrease of $12.20 million, or 4.18% from December 31, 2016. Long-term debt and mandatorily redeemable securities were $85.48 million, an increase of $11.17 million or 15.03% from December 31, 2016.
Nonperforming assets at March 31, 2017 were $27.50 million, a decrease of $2.94 million, or 9.65% from the $30.43 million reported at December 31, 2016. At March 31, 2017 and December 31, 2016, nonperforming assets were 0.63% and 0.70%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Accrued income and other assets:
Bank owned life insurance cash surrender value	$64,292	$63,802
Accrued interest receivable	15,265	15,015
Mortgage servicing rights	4,281	4,297
Other real estate	916	704
Repossessions	8,121	9,373
All other assets	37,792	36,868
Total accrued income and other assets	$130,667	$130,059

CAPITAL
As of March 31, 2017, total shareholders’ equity was $685.93 million, up $13.28 million, or 1.97% from the $672.65 million at December 31, 2016. In addition to net income of $16.21 million, other significant changes in shareholders’ equity during the first three months of 2017 included $4.68 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $1.33 million at March 31, 2017, compared to $1.34 million at December 31, 2016. Our equity-to-assets ratio was 12.47% as of March 31, 2017, compared to 12.26% at December 31, 2016. Book value per common share rose to $26.46 at March 31, 2017, from $26.00 at December 31, 2016.
We declared and paid cash dividends per common share of $0.18 during the first quarter of 2017. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 31.17%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2017, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$726,786	15.18%	$382,990	8.00%	$442,832	9.25%	$478,737	10.00%
1st Source Bank	671,069	14.03	382,737	8.00	442,540	9.25	478,422	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	664,346	13.88	287,242	6.00	347,084	7.25	382,990	8.00
1st Source Bank	610,667	12.76	287,053	6.00	346,856	7.25	382,737	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	607,346	12.69	215,432	4.50	275,274	5.75	311,179	6.50
1st Source Bank	610,667	12.76	215,290	4.50	275,092	5.75	310,974	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	664,346	12.39	214,472	4.00	N/A	N/A	268,090	5.00
1st Source Bank	610,667	11.40	214,332	4.00	N/A	N/A	267,915	5.00

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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2017, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of March 31, 2017, we had $157.90 million outstanding in FHLB advances and could borrow an additional $75.41 million. We also had $470.37 million available to borrow from the FRB with no amounts outstanding as of March 31, 2017.
Our loan to asset ratio was 76.98% at March 31, 2017 compared to 76.34% at December 31, 2016 and 76.86% at March 31, 2016. Cash and cash equivalents totaled $92.12 million at March 31, 2017 compared to $108.30 million at December 31, 2016 and $85.23 million at March 31, 2016. At March 31, 2017, the Statement of Financial Condition was rate sensitive by $470.53 million more assets than liabilities scheduled to reprice within one year, or approximately 1.22%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $555 million.
RESULTS OF OPERATIONS
Net income for the three month period ended March 31, 2017 was $16.21 million, compared to $13.82 million for the same period in 2016. Diluted net income per common share was $0.62 for the three month period ended March 31, 2017, compared to $0.53 for the same period in 2016. Return on average common shareholders’ equity was 9.61% for the three months ended March 31, 2017, compared to 8.56% in 2016. The return on total average assets was 1.21% for the three months ended March 31, 2017, compared to 1.07% in 2016.
Net income increased for the three months ended March 31, 2017 compared to the first three months of 2016. Net interest income and noninterest income increased offset by an increase in provision for loan and lease losses, noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$708,249	$3,514	2.01%	$696,110	$3,273	1.87%	$671,989	$3,080	1.84%
Tax exempt(1)	131,034	994	3.08%	132,845	983	2.94%	122,860	1,013	3.32%
Mortgages held for sale	8,155	81	4.03%	14,615	128	3.48%	9,137	95	4.18%
Loans and leases, net of unearned discount(1)	4,187,231	44,953	4.35%	4,149,913	44,429	4.26%	4,008,435	42,781	4.29%
Other investments	40,741	291	2.90%	103,709	365	1.40%	51,353	291	2.28%
Total earning assets(1)	5,075,410	49,833	3.98%	5,097,192	49,178	3.84%	4,863,774	47,260	3.91%
Cash and due from banks	59,967			62,689			58,851
Reserve for loan and lease losses	(90,222)			(89,618)			(88,845)
Other assets	392,092			391,727			375,985
Total assets	$5,437,247			$5,461,990			$5,209,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,345,670	$3,734	0.45%	$3,406,478	$3,827	0.45%	$3,254,262	$3,771	0.47%
Short-term borrowings	267,823	227	0.34%	189,895	95	0.20%	231,477	161	0.28%
Subordinated notes	58,764	1,055	7.28%	58,764	1,055	7.14%	58,764	1,055	7.22%
Long-term debt and mandatorily redeemable securities	75,495	629	3.38%	74,260	364	1.95%	62,505	523	3.37%
Total interest-bearing liabilities	3,747,752	5,645	0.61%	3,729,397	5,341	0.57%	3,607,008	5,510	0.61%
Noninterest-bearing deposits	953,294			995,747			899,011
Other liabilities	52,554			60,931			54,149
Shareholders’ equity	683,647			675,915			649,597
Total liabilities and shareholders’ equity	$5,437,247			$5,461,990			$5,209,765
Less: Fully tax-equivalent adjustments		(461)			(454)			(461)
Net interest income/margin (GAAP-derived)(1)		$43,727	3.49%		$43,383	3.39%		$41,289	3.41%
Fully tax-equivalent adjustments		461			454			461
Net interest income/margin - FTE(1)		$44,188	3.53%		$43,837	3.42%		$41,750	3.45%
(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2017 compared to the Quarter Ended March 31, 2016
The taxable-equivalent net interest income for the three months ended March 31, 2017 was $44.19 million, an increase of 5.84% over the same period in 2016. The net interest margin on a fully taxable-equivalent basis was 3.53% for the three months ended March 31, 2017, compared to 3.45% for the three months ended March 31, 2016.
During the three month period ended March 31, 2017, average earning assets increased $211.64 million or 4.35% over the comparable period in 2016. Average interest-bearing liabilities increased $140.74 million or 3.90%. The yield on average earning assets increased 7 basis points to 3.98% from 3.91% primarily due to higher rates on loans and leases and investment securities available-for-sale. Total cost of average interest-bearing liabilities remained steady at 0.61%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 8 basis points.
The largest contributors to the improved yield on average earning assets for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was an increase in yields on net loans and leases of 6 basis points and growth in yields on investment securities available-for-sale of 11 basis points due to market conditions as a result of recent Federal interest rate increases. Average net loans and leases increased $178.80 million or 4.46%. Total average investment securities increased $44.43 million or 5.59%. Average mortgages held for sale decreased $0.98 million or 10.75%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank stock and commercial paper, decreased $10.61 million or 20.66%.

Average interest-bearing deposits increased $91.41 million or 2.81% for the first quarter of 2017 over the same period in 2016. The effective rate paid on average interest-bearing deposits decreased 2 basis points to 0.45% from 0.47%. The decrease in the average cost of interest-bearing deposits was primarily the result of accelerated discount amortization on called brokered certificates of deposit and a shift in the deposit mix in the first quarter of 2016.
Average short-term borrowings increased $36.35 million or 15.70% for the first quarter of 2017 compared to the same period in 2016. Interest paid on short-term borrowings increased 6 basis points due to recent Federal interest rate increases. Average long-term debt and mandatorily redeemable securities increased $12.99 million or 20.78%. Interest paid on long-term debt and mandatorily redeemable securities was flat during the first quarter of 2017 from the same period in 2016.

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

		Three Months Ended
		March 31,	December 31,	March 31,
(Dollars in thousands)		2017	2016	2016
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$49,372	$48,724	$46,799
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	150	150	140
(C)	- Tax-exempt investment securities	311	304	321
(D)	Interest income - FTE (A+B+C)	49,833	49,178	47,260
(E)	Interest expense (GAAP)	5,645	5,341	5,510
(F)	Net interest income (GAAP) (A–E)	43,727	43,383	41,289
(G)	Net interest income - FTE (D–E)	44,188	43,837	41,750
(H)	Annualization factor	4.056	3.978	4.022
(I)	Total earning assets	$5,075,410	$5,097,192	$4,863,774
	Net interest margin (GAAP-derived) (F*H)/I	3.49%	3.39%	3.41%
	Net interest margin - FTE (G*H)/I	3.53%	3.42%	3.45%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three month period ended March 31, 2017 was $1.00 million compared to a provision for loan and lease losses in the three month period ended March 31, 2016 of $0.98 million. Net recoveries of $0.58 million were recorded for the first quarter 2017, compared to net recoveries of $0.21 million for the same quarter a year ago.
We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include the ongoing corruption scandals and political uncertainty in Latin American countries, the significant budget deficits in Brazil, the uncertain U.S. trade relationships with Mexico, and the heightened concerns globally of terrorist attacks. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the first quarter of 2017.

Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $229 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Once again, we are noting softening collateral values, particularly for private jets. We remain concerned about the prolonged low prices for several models. We also have some foreign exposure in this portfolio, particularly in Mexico and Brazil. Brazil is suffering from its worst recession in twenty-five years. We continue to monitor individual customer performance and assess risks in the portfolio as a whole. We do not see a clear trend of improvement or deterioration. We have assessed our reserve ratios, which were established based on the higher and more volatile loss histories and believe our reserve ratios remain appropriate.
On March 31, 2017, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.17% compared to 0.28% on March 31, 2016. The decrease in delinquencies is largely attributable to the aircraft, construction equipment and residential real estate and home equity portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.13% compared to 2.21% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2017 and 2016 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of March 31, 2017 and December 31, 2016 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Loans and leases past due 90 days or more	$344	$416	$728
Nonaccrual loans and leases	18,090	19,907	12,982
Other real estate	916	704	330
Repossessions	8,121	9,373	7,201
Equipment owned under operating leases	27	34	113
Total nonperforming assets	$27,498	$30,434	$21,354

Nonperforming assets as a percentage of loans and leases were 0.63% at March 31, 2017, 0.70% at December 31, 2016, and 0.51% at March 31, 2016. Nonperforming assets totaled $27.50 million at March 31, 2017, a decrease of 9.65% from the $30.43 million reported at December 31, 2016, and a 28.77% increase from the $21.35 million reported at March 31, 2016. The decrease in nonperforming assets during the first three months of 2017 was mainly related to a reduction in nonaccrual loans and leases and repossessions offset by an increase in other real estate. The increase in nonperforming assets at March 31, 2017 from March 31, 2016 occurred primarily in nonaccrual loans and leases, other real estate and repossessions.
The decrease in nonaccrual loans and leases at March 31, 2017 from December 31, 2016 occurred primarily in the commercial real estate and commercial and agricultural portfolios offset by increases in the aircraft portfolio. The increase in nonaccrual loans and leases at March 31, 2017 from March 31, 2016 occurred primarily in the aircraft, commercial real estate and construction equipment portfolios offset by a decrease in the commercial and agricultural portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2017 and December 31, 2016 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. Other real estate increased over the past year due to current foreclosures outpacing sales of existing properties.
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

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Commercial and agricultural	$23	$30	$30
Auto and light truck	31	32	—
Medium and heavy duty truck	—	—	—
Aircraft	8,079	9,335	6,828
Construction equipment	—	—	360
Commercial real estate	485	19	120
Residential real estate and home equity	417	655	154
Consumer	2	6	39
Total	$9,037	$10,077	$7,531

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $228.67 million and $239.14 million as of March 31, 2017 and December 31, 2016, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $91.37 million and $127.31 million as of March 31, 2017, respectively, compared to $96.31 million and $132.46 million as of December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016 there was not a significant concentration in any other country.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,001	$4,623	378	8.18%
Service charges on deposit accounts	2,239	2,107	132	6.26%
Debit card	2,750	2,599	151	5.81%
Mortgage banking	947	1,046	(99)	(9.46)%
Insurance commissions	1,767	1,563	204	13.05%
Equipment rental	6,832	6,073	759	12.50%
Gains on investment securities available-for-sale	1,285	10	1,275	NM
Other	2,486	3,606	(1,120)	(31.06)%
Total noninterest income	$23,307	$21,627	1,680	7.77%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three months ended March 31, 2017 compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2017 and December 31, 2016 was $4.40 billion and $4.19 billion, respectively.
Service charges on deposit accounts were higher for the three months ended March 31, 2017 over the comparable period in 2016. The increase in service charges on deposit accounts primarily reflects a higher volume of nonsufficient fund transactions and an increase in fees for deposit accounts that went into effect during the first quarter of 2017.
Debit card income improved in the three months ended March 31, 2017 over the same period a year ago. The improvement in debit card income was mainly the result of an increased volume of debit card transactions in 2017.
Mortgage banking income decreased in the three months ended March 31, 2017 as compared to the same period a year ago. The decrease in the first quarter of 2017 compared to the first quarter of 2016 was caused by decreased gains on loan sales due to lower secondary market loan production offset by an increase in net servicing fees.

Insurance commissions were higher during the three months ended March 31, 2017 over the same period a year ago. The increase in insurance commissions was primarily due to higher contingent commissions received during 2017.
Equipment rental income grew for the three months ended March 31, 2017 over the comparable period in 2016. The increase was the result of the average equipment rental portfolio growing 13.20% over the same period a year ago due to improving market conditions for equipment finance mainly in aircraft, auto and light trucks, medium and heavy duty trucks, and construction equipment. The growth in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Gains on investment securities available-for-sale during the three months ended March 31, 2017 compared to the same period in 2016 resulted from the sale of marketable equity securities.
Other income decreased for the three months ended March 31, 2017 over the same period a year ago as a result of gains on the partial liquidation of a partnership investment that occurred during the first quarter of 2016, lower monogram fund income and decreased customer swap fees offset by higher mutual fund income during the first quarter of 2017 compared to the same period a year ago.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$21,345	$21,351	(6)	(0.03)%
Net occupancy	2,594	2,501	93	3.72%
Furniture and equipment	4,793	4,790	3	0.06%
Depreciation – leased equipment	5,680	5,101	579	11.35%
Professional fees	1,077	1,219	(142)	(11.65)%
Supplies and communication	1,250	1,508	(258)	(17.11)%
FDIC and other insurance	623	879	(256)	(29.12)%
Business development and marketing	1,652	980	672	68.57%
Loan and lease collection and repossession	636	427	209	48.95%
Other	1,469	1,949	(480)	(24.63)%
Total noninterest expense	$41,119	$40,705	414	1.02%
Salaries and employee benefits were flat for the three months ended March 31, 2017 compared to the same period in 2016 mainly due to higher base salary expense offset by decreased group insurance costs. Higher base salary expense was primarily due to normal performance raises. Group insurance costs decreased as a result of overall lower health insurance claims experience.
Net occupancy expense increased slightly during the three months ended March 31, 2017 compared to the same period a year ago.
Furniture and equipment expense, including depreciation, during the three months ended March 31, 2017 was comparable to the same period in 2016.
During the first three months of 2017, depreciation on leased equipment grew in conjunction with the growth in equipment rental income as compared to the same period one year ago.
Professional fees declined during the first quarter of 2017 compared to the same period a year ago. The decrease was mainly due to lower legal fees offset by increased utilization of consulting services.
Supplies and communication expenses were lower during the first quarter of 2017 compared to the same period a year ago. The reduction resulted primarily from a decrease in postage offset by an increase in printing.
FDIC and other insurance decreased during the three months ended March 31, 2017 compared to the same period in 2016. The decrease in 2017 was mainly due to lower assessments as a result of the Deposit Insurance Fund’s reserve ratio exceeding the FDIC’s established benchmark.
Business development and marketing expense increased during the first quarter of 2017 compared to the same period a year ago. The increased expense for 2017 was mainly the result of higher charitable contributions and marketing promotions.

Loan and lease collection and repossession expense were higher during the first quarter of 2017 compared to the same period in 2016. The increase was primarily due to higher general collection and repossession expenses and losses on the sale of repossessed assets offset by decreased valuation adjustments.
Other expenses were lower during the three months ended March 31, 2017 compared to the same period in 2016. The decrease during the first quarter of 2017 over a year ago primarily related to reduced residential mortgage foreclosure expenses and swap valuation adjustments, a decrease in provision on unfunded loan commitments and fewer employment and relocation expenses offset by impairment writedowns on branches anticipated to be closed later in 2017.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2017 was $8.71 million, compared to $7.42 million for the same period in 2016. The effective tax rate was 34.95% and 34.93% for the first quarter ended March 31, 2017 and 2016, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2016. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.      Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2016. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2017	900	$45.88	900	1,386,174
February 01 - 28, 2017	—	—	—	1,386,174
March 01 - 31, 2017	—	—	—	1,386,174

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 613,826 shares.
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

1st Source Corporation

DATE	April 20, 2017	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	April 20, 2017	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer