Form 10-Q
period 2017-06-30
1ST SOURCE CORP
filed 2017-07-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 14, 2017 — 25,935,324 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$63,473	$58,578
Federal funds sold and interest bearing deposits with other banks	12,561	49,726
Investment securities available-for-sale	850,314	850,467
Other investments	24,238	22,458
Mortgages held for sale	16,204	15,849
Loans and leases, net of unearned discount:
Commercial and agricultural	876,404	812,264
Auto and light truck	512,021	411,764
Medium and heavy duty truck	290,687	294,790
Aircraft	787,516	802,414
Construction equipment	539,097	495,925
Commercial real estate	720,078	719,170
Residential real estate and home equity	526,592	521,931
Consumer	128,919	129,813
Total loans and leases	4,381,314	4,188,071
Reserve for loan and lease losses	(91,914)	(88,543)
Net loans and leases	4,289,400	4,099,528
Equipment owned under operating leases, net	144,509	118,793
Net premises and equipment	54,783	56,708
Goodwill and intangible assets	83,848	84,102
Accrued income and other assets	147,900	130,059
Total assets	$5,687,230	$5,486,268

LIABILITIES
Deposits:
Noninterest-bearing demand	$979,801	$991,256
Interest-bearing deposits:
Interest-bearing demand	1,519,419	1,471,526
Savings	832,341	814,326
Time	1,150,475	1,056,652
Total interest-bearing deposits	3,502,235	3,342,504
Total deposits	4,482,036	4,333,760
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	148,109	162,913
Other short-term borrowings	158,474	129,030
Total short-term borrowings	306,583	291,943
Long-term debt and mandatorily redeemable securities	70,438	74,308
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	70,207	54,843
Total liabilities	4,988,028	4,813,618

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2017 and December 31, 2016	436,538	436,538
Retained earnings	314,889	290,824
Cost of common stock in treasury (2,270,350 shares at June 30, 2017 and 2,329,909 shares at December 31, 2016)	(54,662)	(56,056)
Accumulated other comprehensive income	2,437	1,344
Total shareholders’ equity	699,202	672,650
Total liabilities and shareholders’ equity	$5,687,230	$5,486,268
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans and leases	$48,032	$43,891	$92,916	$86,627
Investment securities, taxable	3,370	3,040	6,884	6,120
Investment securities, tax-exempt	677	697	1,360	1,389
Other	319	309	610	600
Total interest income	52,398	47,937	101,770	94,736
Interest expense:
Deposits	4,511	3,790	8,245	7,561
Short-term borrowings	272	119	499	280
Subordinated notes	1,055	1,055	2,110	2,110
Long-term debt and mandatorily redeemable securities	699	680	1,328	1,203
Total interest expense	6,537	5,644	12,182	11,154
Net interest income	45,861	42,293	89,588	83,582
Provision for loan and lease losses	2,738	2,049	3,738	3,024
Net interest income after provision for loan and lease losses	43,123	40,244	85,850	80,558
Noninterest income:
Trust and wealth advisory	5,627	5,108	10,628	9,731
Service charges on deposit accounts	2,464	2,276	4,703	4,383
Debit card	2,986	2,816	5,736	5,415
Mortgage banking	1,304	1,115	2,251	2,161
Insurance commissions	1,310	1,233	3,077	2,796
Equipment rental	7,586	6,517	14,418	12,590
Gains (losses) on investment securities available-for-sale	465	(209)	1,750	(199)
Other	2,394	3,441	4,880	7,047
Total noninterest income	24,136	22,297	47,443	43,924
Noninterest expense:
Salaries and employee benefits	20,712	21,194	42,057	42,545
Net occupancy	2,368	2,307	4,962	4,808
Furniture and equipment	5,108	4,811	9,901	9,601
Depreciation – leased equipment	6,296	5,444	11,976	10,545
Professional fees	1,672	1,190	2,749	2,409
Supplies and communication	1,345	1,374	2,595	2,882
FDIC and other insurance	573	911	1,196	1,790
Business development and marketing	1,501	1,025	3,153	2,005
Loan and lease collection and repossession	329	385	965	812
Other	1,201	1,393	2,670	3,342
Total noninterest expense	41,105	40,034	82,224	80,739
Income before income taxes	26,154	22,507	51,069	43,743
Income tax expense	9,485	8,028	18,194	15,446
Net income	$16,669	$14,479	$32,875	$28,297
Per common share:
Basic net income per common share	$0.64	$0.56	$1.26	$1.08
Diluted net income per common share	$0.64	$0.56	$1.26	$1.08
Cash dividends	$0.19	$0.18	$0.37	$0.36
Basic weighted average common shares outstanding	25,927,032	25,853,537	25,915,280	25,888,534
Diluted weighted average common shares outstanding	25,927,032	25,853,537	25,915,280	25,888,534
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$16,669	$14,479	$32,875	$28,297
Other comprehensive income:
Change in unrealized appreciation of available-for-sale securities	2,242	2,244	3,500	6,647
Reclassification adjustment for realized (gains) losses included in net income	(465)	209	(1,750)	199
Income tax effect	(667)	(921)	(657)	(2,570)
Other comprehensive income, net of tax	1,110	1,532	1,093	4,276
Comprehensive income	$17,779	$16,011	$33,968	$32,573
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2016	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	28,297	—	—	28,297
Other comprehensive income	—	—	—	—	4,276	4,276
Issuance of 104,853 common shares under stock based compensation awards, including related tax effects	—	—	4	2,500	—	2,504
Cost of 269,667 shares of common stock acquired for treasury	—	—	—	(8,005)	—	(8,005)
Common stock cash dividend ($0.36 per share)	—	—	(9,369)	—	—	(9,369)
Balance at June 30, 2016	$—	$436,538	$270,744	$(56,357)	$10,831	$661,756

Balance at January 1, 2017	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585
Net income	—	—	32,875	—	—	32,875
Other comprehensive income	—	—	—	—	1,093	1,093
Issuance of 60,459 common shares under stock based compensation awards	—	—	870	1,435	—	2,305
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)
Common stock cash dividend ($0.37 per share)	—	—	(9,615)	—	—	(9,615)
Balance at June 30, 2017	$—	$436,538	$314,889	$(54,662)	$2,437	$699,202
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$32,875	$28,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,738	3,024
Depreciation of premises and equipment	2,758	2,596
Depreciation of equipment owned and leased to others	11,976	10,545
Stock-based compensation	720	1,399
Amortization of investment securities premiums and accretion of discounts, net	2,402	2,553
Amortization of mortgage servicing rights	551	716
Deferred income taxes	(1,222)	(742)
(Gains) losses on investment securities available-for-sale	(1,750)	199
Originations of loans held for sale, net of principal collected	(44,472)	(50,830)
Proceeds from the sales of loans held for sale	45,420	46,151
Net gain on sale of loans held for sale	(1,303)	(1,420)
Net loss (gain) on sale of other real estate and repossessions	75	(135)
Change in interest receivable	(224)	(173)
Change in interest payable	357	907
Change in other assets	(579)	(4,127)
Change in other liabilities	4,712	8,177
Other	1,695	(857)
Net change in operating activities	57,729	46,280
Investing activities:
Proceeds from sales of investment securities available-for-sale	1,766	3,956
Proceeds from maturities and paydowns of investment securities available-for-sale	93,098	108,215
Purchases of investment securities available-for-sale	(94,117)	(130,607)
Proceeds from liquidation of partnership investment	—	1,472
Net change in other investments	(1,780)	—
Loans sold or participated to others	6,579	—
Net change in loans and leases	(206,166)	(159,218)
Net change in equipment owned under operating leases	(37,692)	(19,486)
Purchases of premises and equipment	(1,017)	(3,991)
Proceeds from sales of other real estate and repossessions	2,042	714
Net change in investing activities	(237,287)	(198,945)
Financing activities:
Net change in demand deposits and savings accounts	54,453	117,906
Net change in time deposits	93,823	67,992
Net change in short-term borrowings	14,640	(27,253)
Proceeds from issuance of long-term debt	19,999	10,832
Payments on long-term debt	(25,790)	(5,703)
Stock issued under stock purchase plans	153	116
Acquisition of treasury stock	(41)	(8,005)
Cash dividends paid on common stock	(9,949)	(9,700)
Net change in financing activities	147,288	146,185

Net change in cash and cash equivalents	(32,270)	(6,480)
Cash and cash equivalents, beginning of year	108,304	79,721
Cash and cash equivalents, end of period	$76,034	$73,241
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$5,977	$1,469
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,426	800
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
Note 2 — Recent Accounting Pronouncements
Share Based Payment Awards: In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09 “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company is assessing the impact of ASU 2017-09 and does not expect it to have a material impact on its accounting and disclosures.
Premium Amortization: In March 2017, the FASB issued ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.
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

Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company has an implementation team working through the provisions of ASU 2016-02 including reviewing all leases to assess the impact on its accounting and disclosures. The Company does not anticipate a significant increase in lessee activity between now and the date of adoption. It is expected that the Company will recognize discounted right of use assets and lease liabilities (estimated between $12 and $15 million).
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

Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. Treasury and Federal agencies securities	$430,782	$725	$(2,610)	$428,897
U.S. States and political subdivisions securities	127,214	1,559	(489)	128,284
Mortgage-backed securities — Federal agencies	255,747	2,110	(2,159)	255,698
Corporate debt securities	31,621	64	(159)	31,526
Foreign government and other securities	300	2	—	302
Total debt securities	845,664	4,460	(5,417)	844,707
Marketable equity securities	749	4,859	(1)	5,607
Total investment securities available-for-sale	$846,413	$9,319	$(5,418)	$850,314

December 31, 2016
U.S. Treasury and Federal agencies securities	$424,495	$809	$(4,471)	$420,833
U.S. States and political subdivisions securities	133,509	1,036	(1,570)	132,975
Mortgage-backed securities — Federal agencies	252,981	2,175	(2,582)	252,574
Corporate debt securities	35,266	111	(301)	35,076
Foreign government and other securities	800	7	—	807
Total debt securities	847,051	4,138	(8,924)	842,265
Marketable equity securities	1,265	7,007	(70)	8,202
Total investment securities available-for-sale	$848,316	$11,145	$(8,994)	$850,467
At June 30, 2017 and December 31, 2016, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2017. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$113,082	$113,466
Due after one year through five years	423,816	422,703
Due after five years through ten years	53,019	52,840
Due after ten years	—	—
Mortgage-backed securities	255,747	255,698
Total debt securities available-for-sale	$845,664	$844,707

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
U.S. Treasury and Federal agencies securities	$267,261	$(2,229)	$22,015	$(381)	$289,276	$(2,610)
U.S. States and political subdivisions securities	35,592	(323)	7,493	(166)	43,085	(489)
Mortgage-backed securities - Federal agencies	125,053	(1,656)	30,536	(503)	155,589	(2,159)
Corporate debt securities	11,910	(159)	—	—	11,910	(159)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	439,816	(4,367)	60,044	(1,050)	499,860	(5,417)
Marketable equity securities	—	—	3	(1)	3	(1)
Total investment securities available-for-sale	$439,816	$(4,367)	$60,047	$(1,051)	$499,863	$(5,418)

December 31, 2016
U.S. Treasury and Federal agencies securities	$263,680	$(4,471)	$—	$—	$263,680	$(4,471)
U.S. States and political subdivisions securities	74,129	(1,515)	3,337	(55)	77,466	(1,570)
Mortgage-backed securities - Federal agencies	168,554	(2,341)	5,102	(241)	173,656	(2,582)
Corporate debt securities	13,312	(301)	—	—	13,312	(301)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	519,675	(8,628)	8,439	(296)	528,114	(8,924)
Marketable equity securities	280	(70)	4	—	284	(70)
Total investment securities available-for-sale	$519,955	$(8,698)	$8,443	$(296)	$528,398	$(8,994)
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
At June 30, 2017, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross realized gains	$655	$85	$1,940	$95
Gross realized losses	—	—	—	—
OTTI losses	(190)	(294)	(190)	(294)
Net realized gains (losses)	$465	$(209)	$1,750	$(199)
At June 30, 2017 and December 31, 2016, investment securities available-for-sale with carrying values of $277.31 million and $276.29 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2017
Commercial and agricultural	$850,371	$26,033	$876,404
Auto and light truck	494,001	18,020	512,021
Medium and heavy duty truck	285,768	4,919	290,687
Aircraft	766,054	21,462	787,516
Construction equipment	525,618	13,479	539,097
Commercial real estate	711,755	8,323	720,078
Total	$3,633,567	$92,236	$3,725,803

December 31, 2016
Commercial and agricultural	$784,811	$27,453	$812,264
Auto and light truck	407,931	3,833	411,764
Medium and heavy duty truck	291,558	3,232	294,790
Aircraft	772,802	29,612	802,414
Construction equipment	486,923	9,002	495,925
Commercial real estate	707,252	11,918	719,170
Total	$3,451,277	$85,050	$3,536,327
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2017
Residential real estate and home equity	$523,380	$3,212	$526,592
Consumer	128,677	242	128,919
Total	$652,057	$3,454	$655,511

December 31, 2016
Residential real estate and home equity	$518,896	$3,035	$521,931
Consumer	129,585	228	129,813
Total	$648,481	$3,263	$651,744

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2017
Commercial and agricultural	$869,663	$422	$—	$—	$870,085	$6,319	$876,404
Auto and light truck	511,506	106	—	—	511,612	409	512,021
Medium and heavy duty truck	289,719	670	298	—	290,687	—	290,687
Aircraft	782,213	2,014	1,305	—	785,532	1,984	787,516
Construction equipment	537,610	281	—	—	537,891	1,206	539,097
Commercial real estate	717,312	37	—	—	717,349	2,729	720,078
Residential real estate and home equity	522,035	762	583	155	523,535	3,057	526,592
Consumer	128,230	365	82	23	128,700	219	128,919
Total	$4,358,288	$4,657	$2,268	$178	$4,365,391	$15,923	$4,381,314

December 31, 2016
Commercial and agricultural	$808,283	$—	$—	$—	$808,283	$3,981	$812,264
Auto and light truck	411,300	298	—	—	411,598	166	411,764
Medium and heavy duty truck	294,790	—	—	—	294,790	—	294,790
Aircraft	791,559	1,429	3,316	—	796,304	6,110	802,414
Construction equipment	493,131	1,546	—	—	494,677	1,248	495,925
Commercial real estate	713,482	133	—	—	713,615	5,555	719,170
Residential real estate and home equity	517,212	1,310	374	394	519,290	2,641	521,931
Consumer	129,000	453	132	22	129,607	206	129,813
Total	$4,158,757	$5,169	$3,822	$416	$4,168,164	$19,907	$4,188,071

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
June 30, 2017
With no related reserve recorded:
Commercial and agricultural	$196	$196	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	1,768	1,768	—
Construction equipment	1,132	1,132	—
Commercial real estate	588	588	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	3,684	3,684	—
With a reserve recorded:
Commercial and agricultural	5,862	5,862	1,240
Auto and light truck	204	204	21
Medium and heavy duty truck	—	—	—
Aircraft	120	120	120
Construction equipment	—	—	—
Commercial real estate	2,089	2,089	126
Residential real estate and home equity	355	357	137
Consumer	—	—	—
Total with a reserve recorded	8,630	8,632	1,644
Total impaired loans	$12,314	$12,316	$1,644

December 31, 2016
With no related reserve recorded:
Commercial and agricultural	$1,700	$1,700	$—
Auto and light truck	115	115	—
Medium and heavy duty truck	—	—	—
Aircraft	2,918	2,918	—
Construction equipment	605	605	—
Commercial real estate	2,607	2,607	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,945	7,945	—
With a reserve recorded:
Commercial and agricultural	1,890	1,890	297
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	3,192	3,192	1,076
Construction equipment	562	562	35
Commercial real estate	2,765	2,765	322
Residential real estate and home equity	674	676	148
Consumer	—	—	—
Total with a reserve recorded	9,083	9,085	1,878
Total impaired loans	$17,028	$17,030	$1,878

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$7,067	$—	$3,449	$—	$4,886	$1	$3,579	$4
Auto and light truck	182	—	—	—	133	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—	—	—
Aircraft	6,174	—	4,341	—	7,484	—	4,184	—
Construction equipment	1,143	—	514	—	1,152	—	697	—
Commercial real estate	2,720	—	6,100	—	3,312	—	7,251	123
Residential real estate and home equity	356	4	364	4	357	8	365	8
Consumer	—	—	—	—	—	—	—	—
Total	$17,642	$4	$14,768	$4	$17,324	$9	$16,076	$135

There was one nonperforming loan and lease modification classified as a troubled debt restructuring (TDR) during the three and six months ended June 30, 2017 and no loan and lease modifications classified as TDR during the three and six months ended June 30, 2016. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There was one modification during 2017 and no modifications during 2016 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There was one nonperforming TDR which had a payment default within the twelve months following modification during the three and six months ended June 30, 2017 and no TDRs which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2016. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Performing TDRs	$355	$360
Nonperforming TDRs	2,184	1,642
Total TDRs	$2,539	$2,002

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
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2017 and 2016.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2017
Balance, beginning of period	$15,989	$9,772	$4,676	$32,008	$8,932	$13,868	$3,592	$1,281	$90,118
Charge-offs	261	61	—	654	27	—	33	150	1,186
Recoveries	89	5	—	15	7	48	16	64	244
Net charge-offs (recoveries)	172	56	—	639	20	(48)	17	86	942
Provision (recovery of provision)	382	1,727	164	453	337	(441)	32	84	2,738
Balance, end of period	$16,199	$11,443	$4,840	$31,822	$9,249	$13,475	$3,607	$1,279	$91,914

June 30, 2016
Balance, beginning of period	$14,735	$9,582	$4,511	$34,240	$7,462	$13,835	$3,643	$1,288	$89,296
Charge-offs	16	—	—	—	—	—	75	240	331
Recoveries	109	64	2	89	70	34	13	63	444
Net charge-offs (recoveries)	(93)	(64)	(2)	(89)	(70)	(34)	62	177	(113)
Provision (recovery of provision)	7	2,021	(163)	332	(20)	(407)	35	244	2,049
Balance, end of period	$14,835	$11,667	$4,350	$34,661	$7,512	$13,462	$3,616	$1,355	$91,458
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2017 and 2016.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2017
Balance, beginning of period	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	469	82	—	1,757	27	2	37	370	2,744
Recoveries	684	1,132	—	198	29	98	87	149	2,377
Net charge-offs (recoveries)	(215)	(1,050)	—	1,559	(2)	(96)	(50)	221	367
Provision (recovery of provision)	1,316	2,329	100	(971)	1,040	(298)	7	215	3,738
Balance, end of period	$16,199	$11,443	$4,840	$31,822	$9,249	$13,475	$3,607	$1,279	$91,914

June 30, 2016
Balance, beginning of period	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
Charge-offs	216	3	—	—	92	1	129	454	895
Recoveries	200	126	10	227	148	339	16	151	1,217
Net charge-offs (recoveries)	16	(123)	(10)	(227)	(56)	(338)	113	303	(322)
Provision (recovery of provision)	(605)	2,275	(359)	2,061	(136)	(638)	67	359	3,024
Balance, end of period	$14,835	$11,667	$4,350	$34,661	$7,512	$13,462	$3,616	$1,355	$91,458

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$1,240	$21	$—	$120	$—	$126	$137	$—	$1,644
Ending balance, collectively evaluated for impairment	14,959	11,422	4,840	31,702	9,249	13,349	3,470	1,279	90,270
Total reserve for loan and lease losses	$16,199	$11,443	$4,840	$31,822	$9,249	$13,475	$3,607	$1,279	$91,914

Recorded investment in loans
Ending balance, individually evaluated for impairment	$6,058	$204	$—	$1,888	$1,132	$2,677	$355	$—	$12,314
Ending balance, collectively evaluated for impairment	870,346	511,817	290,687	785,628	537,965	717,401	526,237	128,919	4,369,000
Total recorded investment in loans	$876,404	$512,021	$290,687	$787,516	$539,097	$720,078	$526,592	$128,919	$4,381,314

December 31, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$297	$—	$—	$1,076	$35	$322	$148	$—	$1,878
Ending balance, collectively evaluated for impairment	14,371	8,064	4,740	33,276	8,172	13,355	3,402	1,285	86,665
Total reserve for loan and lease losses	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,590	$115	$—	$6,110	$1,167	$5,372	$674	$—	$17,028
Ending balance, collectively evaluated for impairment	808,674	411,649	294,790	796,304	494,758	713,798	521,257	129,813	4,171,043
Total recorded investment in loans	$812,264	$411,764	$294,790	$802,414	$495,925	$719,170	$521,931	$129,813	$4,188,071
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $751.14 million and $761.85 million at June 30, 2017 and December 31, 2016, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$4,281	$4,481	$4,297	$4,608
Additions	246	242	493	447
Amortization	(288)	(384)	(551)	(716)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,239	4,339	4,239	4,339
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,239	$4,339	$4,239	$4,339
Fair value of mortgage servicing rights at end of period	$7,134	$5,553	$7,134	$5,553

At June 30, 2017 and 2016, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.90 million and $1.21 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.69 million and $0.66 million for the three months ended June 30, 2017 and 2016, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.37 million and $1.36 million for the six months ended June 30, 2017 and 2016, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Statements of Income.
Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk
Commitments — 1st Source Bank (Bank), a subsidiary of 1st Source Corporation, has made investments directly in various tax-advantaged and other operating partnerships formed by third parties.The Bank’s investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At June 30, 2017 and December 31, 2016, investment balances, including all legally binding commitments to fund future investments totaled $27.33 million and $11.14 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $18.61 million and $4.95 million at June 30, 2017 and December 31, 2016, respectively.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Amounts of commitments:
Loan commitments to extend credit	$893,727	$868,267
Standby letters of credit	$27,432	$33,397
Commercial and similar letters of credit	$1,594	$1,704
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2017
Interest rate swap contracts	$541,177	Other assets	$5,554	Other liabilities	$5,657
Loan commitments	16,945	Mortgages held for sale	80	N/A	—
Forward contracts - mortgage loan	30,440	Mortgages held for sale	27	N/A	—
Total	$588,562		$5,661		$5,657

December 31, 2016
Interest rate swap contracts	$570,004	Other assets	$6,621	Other liabilities	$6,743
Loan commitments	5,527	Mortgages held for sale	43	N/A	—
Forward contracts - mortgage loan	16,525	Mortgages held for sale	222	N/A	—
Total	$592,056		$6,886		$6,743

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2017	2016	2017	2016
Interest rate swap contracts	Other expense	$—	$(43)	$20	$(136)
Interest rate swap contracts	Other income	92	110	211	314
Loan commitments	Mortgage banking	(18)	73	37	121
Forward contracts - mortgage loan	Mortgage banking	117	(175)	(195)	(320)
Total		$191	$(35)	$73	$(21)

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017
Interest rate swaps	$5,590	$36	$5,554	$—	$—	$5,554

December 31, 2016
Interest rate swaps	$6,681	$60	$6,621	$—	$—	$6,621

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2017
Interest rate swaps	$5,693	$36	$5,657	$—	$4,939	$718
Repurchase agreements	148,109	—	148,109	148,109	—	—
Total	$153,802	$36	$153,766	$148,109	$4,939	$718

December 31, 2016
Interest rate swaps	$6,803	$60	$6,743	$—	$3,794	$2,949
Repurchase agreements	162,913	—	162,913	162,913	—	—
Total	$169,716	$60	$169,656	$162,913	$3,794	$2,949
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2017 and December 31, 2016, repurchase agreements had a remaining contractual maturity of $146.45 million and $160.38 million in overnight, $1.66 million and $2.23 million in up to 30 days, and $0.00 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2017 and 2016.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2017	2016	2017	2016
Distributed earnings allocated to common stock	$4,923	$4,653	$9,586	$9,339
Undistributed earnings allocated to common stock	11,618	9,728	23,040	18,745
Net earnings allocated to common stock	16,541	14,381	32,626	28,084
Net earnings allocated to participating securities	128	98	249	213
Net income allocated to common stock and participating securities	$16,669	$14,479	$32,875	$28,297

Weighted average shares outstanding for basic earnings per common share	25,927,032	25,853,537	25,915,280	25,888,534
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,927,032	25,853,537	25,915,280	25,888,534

Basic earnings per common share	$0.64	$0.56	$1.26	$1.08
Diluted earnings per common share	$0.64	$0.56	$1.26	$1.08

Note 10.     Stock Based Compensation
As of June 30, 2017, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2016. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2017.
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
The stock based compensation expense recognized in the Statements of Income for the three and six months ended June 30, 2016 was based on awards ultimately expected to vest, and accordingly had been adjusted by the amount of forfeitures. The Company adopted Accounting Standards Update No. 2016-09, on January 1, 2017, that allows for forfeitures to be recorded as they occur. The adoption of this standard required an immaterial cumulative effect adjustment to retained earnings as prior to January 1, 2017 forfeitures had been estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the six months ended June 30, 2017 and 2016. As of June 30, 2017 and 2016 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2017 and 2016. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2017, there was $6.99 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.45 years.

Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2017	2016	2017	2016
Realized gains (losses) included in net income	$465	$(209)	$1,750	$(199)	Gains (losses) on investment securities available-for-sale
	465	(209)	1,750	(199)	Income before income taxes
Tax effect	(175)	78	(657)	75	Income tax expense
Net of tax	$290	$(131)	$1,093	$(124)	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.58 million at June 30, 2017 and $0.50 million at December 31, 2016. Interest and penalties are recognized through the income tax provision. For the six months ended June 30, 2017 and 2016, the Company recognized $0.04 million in interest or penalties, respectively. There was $0.08 million and $0.04 million in accrued interest and penalties at June 30, 2017 and December 31, 2016, respectively.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At June 30, 2017 and December 31, 2016, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2017
Mortgages held for sale reported at fair value	$16,204	$15,983	$221	(1)

December 31, 2016
Mortgages held for sale reported at fair value	$15,849	$15,809	$40	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,287	$408,610	$—	$428,897
U.S. States and political subdivisions securities	—	126,483	1,801	128,284
Mortgage-backed securities — Federal agencies	—	255,698	—	255,698
Corporate debt securities	—	31,526	—	31,526
Foreign government and other securities	—	—	302	302
Total debt securities	20,287	822,317	2,103	844,707
Marketable equity securities	5,607	—	—	5,607
Total investment securities available-for-sale	25,894	822,317	2,103	850,314
Mortgages held for sale	—	16,204	—	16,204
Accrued income and other assets (interest rate swap agreements)	—	5,554	—	5,554
Total	$25,894	$844,075	$2,103	$872,072

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,657	$—	$5,657
Total	$—	$5,657	$—	$5,657

December 31, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,164	$400,669	$—	$420,833
U.S. States and political subdivisions securities	—	130,276	2,699	132,975
Mortgage-backed securities — Federal agencies	—	252,574	—	252,574
Corporate debt securities	—	35,076	—	35,076
Foreign government and other securities	—	—	807	807
Total debt securities	20,164	818,595	3,506	842,265
Marketable equity securities	8,202	—	—	8,202
Total investment securities available-for-sale	28,366	818,595	3,506	850,467
Mortgages held for sale	—	15,849	—	15,849
Accrued income and other assets (interest rate swap agreements)	—	6,621	—	6,621
Total	$28,366	$841,065	$3,506	$872,937

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$6,743	$—	$6,743
Total	$—	$6,743	$—	$6,743

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2017 and 2016.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance April 1, 2017	$2,018	$804	$2,822
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	11	(2)	9
Purchases	287	—	287
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(515)	(500)	(1,015)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2017	$1,801	$302	$2,103

Beginning balance April 1, 2016	$4,810	$809	$5,619
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(4)	1	(3)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(145)	—	(145)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2016	$4,661	$810	$5,471
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2017 or 2016. No transfers between levels occurred during the three months ended June 30, 2017 or 2016.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2017
Investment securities available-for sale
Direct placement municipal securities	$1,801	Discounted cash flows	Credit spread assumption	2.14% - 2.38%

Foreign government	$302	Discounted cash flows	Market yield assumption	0.00% - 0.79%

December 31, 2016
Investment securities available-for sale
Direct placement municipal securities	$2,699	Discounted cash flows	Credit spread assumption	0.92% - 3.17%

Foreign government	$807	Discounted cash flows	Market yield assumption	0.28% - 1.12%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2017: impaired loans - $0.70 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.01 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2017
Impaired loans - collateral based	$—	$—	$5,788	$5,788
Accrued income and other assets (partnership investments)	—	—	1,032	1,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,239	4,239
Accrued income and other assets (repossessions)	—	—	13,052	13,052
Accrued income and other assets (other real estate)	—	—	710	710
Total	$—	$—	$24,821	$24,821

December 31, 2016
Impaired loans - collateral based	$—	$—	$6,280	$6,280
Accrued income and other assets (partnership investments)	—	—	1,032	1,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,297	4,297
Accrued income and other assets (repossessions)	—	—	9,373	9,373
Accrued income and other assets (other real estate)	—	—	704	704
Total	$—	$—	$21,686	$21,686
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2017
Impaired loans	$5,788	$5,788	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 90%

Mortgage servicing rights	4,239	7,134	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 19.1%
				Discount rate	9.6% - 12.5%

Repossessions	13,052	13,304	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 5%

Other real estate	710	710	Appraisals	Discount for lack of marketability	0%

December 31, 2016
Impaired loans	$6,280	$6,280	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%

Mortgage servicing rights	4,297	7,484	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 15.0%
				Discount rate	9.6% - 12.5%

Repossessions	9,373	9,452	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 4%

Other real estate	704	752	Appraisals	Discount for lack of marketability	0% - 16%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Cash and due from banks	$63,473	$63,473	$63,473	$—	$—
Federal funds sold and interest bearing deposits with other banks	12,561	12,561	12,561	—	—
Investment securities, available-for-sale	850,314	850,314	25,894	822,317	2,103
Other investments	24,238	24,238	—	24,238	—
Mortgages held for sale	16,204	16,204	—	16,204	—
Loans and leases, net of reserve for loan and lease losses	4,289,400	4,281,859	—	—	4,281,859
Mortgage servicing rights	4,239	7,134	—	—	7,134
Interest rate swaps	5,554	5,554	—	5,554	—
Liabilities:
Deposits	$4,482,036	$4,480,080	$3,331,561	$1,148,519	$—
Short-term borrowings	306,583	306,583	148,595	157,988	—
Long-term debt and mandatorily redeemable securities	70,438	68,576	—	68,576	—
Subordinated notes	58,764	57,991	—	57,991	—
Interest rate swaps	5,657	5,657	—	5,657	—
Off-balance-sheet instruments *	—	272	—	272	—

December 31, 2016
Assets:
Cash and due from banks	$58,578	$58,578	$58,578	$—	$—
Federal funds sold and interest bearing deposits with other banks	49,726	49,726	49,726	—	—
Investment securities, available-for-sale	850,467	850,467	28,366	818,595	3,506
Other investments	22,458	22,458	22,458	—	—
Mortgages held for sale	15,849	15,849	—	15,849	—
Loans and leases, net of reserve for loan and lease losses	4,099,528	4,107,079	—	—	4,107,079
Mortgage servicing rights	4,297	7,484	—	—	7,484
Interest rate swaps	6,621	6,621	—	6,621	—
Liabilities:
Deposits	$4,333,760	$4,332,744	$3,277,108	$1,055,636	$—
Short-term borrowings	291,943	291,943	163,652	128,291	—
Long-term debt and mandatorily redeemable securities	74,308	73,149	—	73,149	—
Subordinated notes	58,764	51,031	—	51,031	—
Interest rate swaps	6,743	6,743	—	6,743	—
Off-balance-sheet instruments *	—	382	—	382	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2017, as compared to December 31, 2016, and the results of operations for the three and six months ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2016 Annual Report.
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

FINANCIAL CONDITION
Our total assets at June 30, 2017 were $5.69 billion, an increase of $200.96 million or 3.66% from December 31, 2016. Total loans and leases were $4.38 billion, an increase of $193.24 million, or 4.61% from December 31, 2016. Total investment securities, available-for-sale were $850.31 million which represented a slight decrease and equipment owned under operating leases was $144.51 million, an increase of $25.72 million, or 21.65% from the comparable figures at December 31, 2016. Total deposits were $4.48 billion, an increase of $148.28 million or 3.42% from the end of 2016. Short-term borrowings were $306.58 million, an increase of $14.64 million, or 5.01% from December 31, 2016. Long-term debt and mandatorily redeemable securities were $70.44 million, a decrease of $3.87 million or 5.21% from December 31, 2016.
Nonperforming assets at June 30, 2017 were $29.88 million, a decrease of $0.55 million, or 1.81% from the $30.43 million reported at December 31, 2016. At June 30, 2017 and December 31, 2016, nonperforming assets were 0.66% and 0.70%, respectively of net loans and leases.
The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Accrued income and other assets:
Bank owned life insurance cash surrender value	$64,790	$63,802
Accrued interest receivable	15,238	15,015
Mortgage servicing rights	4,239	4,297
Other real estate	710	704
Repossessions	13,052	9,373
All other assets	49,871	36,868
Total accrued income and other assets	$147,900	$130,059

CAPITAL
As of June 30, 2017, total shareholders’ equity was $699.20 million, up $26.55 million, or 3.95% from the $672.65 million at December 31, 2016. In addition to net income of $32.88 million, other significant changes in shareholders’ equity during the first six months of 2017 included $9.62 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $2.44 million at June 30, 2017, compared to $1.34 million at December 31, 2016. Our equity-to-assets ratio was 12.29% as of June 30, 2017, compared to 12.26% at December 31, 2016. Book value per common share rose to $26.96 at June 30, 2017, from $26.00 at December 31, 2016.
We declared and paid cash dividends per common share of $0.19 during the second quarter of 2017. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 30.54%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2017, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$741,489	14.88%	$398,729	8.00%	$461,031	9.25%	$498,412	10.00%
1st Source Bank	681,386	13.68	398,605	8.00	460,887	9.25	498,257	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	676,604	13.58	299,047	6.00	361,348	7.25	398,729	8.00
1st Source Bank	618,432	12.41	298,954	6.00	361,236	7.25	398,605	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	619,604	12.43	224,285	4.50	286,587	5.75	323,967	6.50
1st Source Bank	618,432	12.41	224,216	4.50	286,498	5.75	323,867	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	676,604	12.28	220,363	4.00	N/A	N/A	275,454	5.00
1st Source Bank	618,432	11.23	220,207	4.00	N/A	N/A	275,258	5.00

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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2017, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of June 30, 2017, we had $197.75 million outstanding in FHLB advances and could borrow an additional $75.10 million. We also had $505.25 million available to borrow from the FRB with no amounts outstanding as of June 30, 2017.
Our loan to asset ratio was 77.04% at June 30, 2017 compared to 76.34% at December 31, 2016 and 77.19% at June 30, 2016. Cash and cash equivalents totaled $76.03 million at June 30, 2017 compared to $108.30 million at December 31, 2016 and $73.24 million at June 30, 2016. At June 30, 2017, the Statement of Financial Condition was rate sensitive by $470.55 million more assets than liabilities scheduled to reprice within one year, or approximately 1.21%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $647 million.
RESULTS OF OPERATIONS
Net income for the three and six month periods ended June 30, 2017 was $16.67 million and $32.88 million, compared to $14.48 million and $28.30 million for the same periods in 2016. Diluted net income per common share was $0.64 and $1.26 for the three and six month periods ended June 30, 2017, compared to $0.56 and $1.08 for the same periods in 2016. Return on average common shareholders’ equity was 9.60% for the six months ended June 30, 2017, compared to 8.70% in 2016. The return on total average assets was 1.20% for the six months ended June 30, 2017, compared to 1.08% in 2016.
Net income increased for the six months ended June 30, 2017 compared to the first six months of 2016. Net interest income and noninterest income increased offset by an increase in provision for loan and lease losses, noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$707,373	$3,370	1.91%	$708,249	$3,514	2.01%	$678,849	$3,040	1.80%
Tax exempt(1)	129,542	983	3.04%	131,034	994	3.08%	126,007	1,012	3.23%
Mortgages held for sale	11,325	115	4.07%	8,155	81	4.03%	11,100	110	3.99%
Loans and leases, net of unearned discount(1)	4,308,276	48,069	4.48%	4,187,231	44,953	4.35%	4,105,111	43,926	4.30%
Other investments	48,992	319	2.61%	40,741	291	2.90%	65,568	309	1.90%
Total earning assets(1)	5,205,508	52,856	4.07%	5,075,410	49,833	3.98%	4,986,635	48,397	3.90%
Cash and due from banks	61,801			59,967			60,786
Reserve for loan and lease losses	(91,044)			(90,222)			(90,107)
Other assets	409,927			392,092			386,316
Total assets	$5,586,192			$5,437,247			$5,343,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,503,444	$4,511	0.52%	$3,345,670	$3,734	0.45%	$3,380,208	$3,790	0.45%
Short-term borrowings	236,716	272	0.46%	267,823	227	0.34%	204,828	119	0.23%
Subordinated notes	58,764	1,055	7.20%	58,764	1,055	7.28%	58,764	1,055	7.22%
Long-term debt and mandatorily redeemable securities	83,991	699	3.34%	75,495	629	3.38%	65,906	680	4.15%
Total interest-bearing liabilities	3,882,915	6,537	0.68%	3,747,752	5,645	0.61%	3,709,706	5,644	0.61%
Noninterest-bearing deposits	951,531			953,294			920,194
Other liabilities	54,517			52,554			54,638
Shareholders’ equity	697,229			683,647			659,092
Total liabilities and shareholders’ equity	$5,586,192			$5,437,247			$5,343,630
Less: Fully tax-equivalent adjustments		(458)			(461)			(460)
Net interest income/margin (GAAP-derived)(1)		$45,861	3.53%		$43,727	3.49%		$42,293	3.41%
Fully tax-equivalent adjustments		458			461			460
Net interest income/margin - FTE(1)		$46,319	3.57%		$44,188	3.53%		$42,753	3.45%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2017 compared to the Quarter Ended June 30, 2016
The taxable-equivalent net interest income for the three months ended June 30, 2017 was $46.32 million, an increase of 8.34% over the same period in 2016. The net interest margin on a fully taxable-equivalent basis was 3.57% for the three months ended June 30, 2017, compared to 3.45% for the three months ended June 30, 2016.
During the three month period ended June 30, 2017, average earning assets increased $218.87 million or 4.39% over the comparable period in 2016. Average interest-bearing liabilities increased $173.21 million or 4.67%. The yield on average earning assets increased 17 basis points to 4.07% from 3.90% primarily due to higher rates on loans and leases and investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 7 basis points to 0.68% from 0.61%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 12 basis points.
The largest contributors to the improved yield on average earning assets for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was an increase in yields on net loans and leases of 18 basis points and growth in yields on investment securities available-for-sale of 7 basis points due to market conditions as a result of recent Federal interest rate increases. Average net loans and leases increased $203.17 million or 4.95%. Total average investment securities increased $32.06 million or 3.98%. Average mortgages held for sale increased $0.23 million or 2.03%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper, decreased $16.58 million or 25.28%.

Average interest-bearing deposits increased $123.24 million or 3.65% for the second quarter of 2017 over the same period in 2016. The effective rate paid on average interest-bearing deposits grew 7 basis points to 0.52% from 0.45%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a slight shift in the deposit mix from the second quarter of 2016.
Average short-term borrowings increased $31.89 million or 15.57% for the second quarter of 2017 compared to the same period in 2016. Interest paid on short-term borrowings increased 23 basis points due to recent Federal interest rate increases. Average long-term debt and mandatorily redeemable securities increased $18.09 million or 27.44%. Interest paid on long-term debt and mandatorily redeemable securities decreased 81 basis points during the second quarter of 2017 from the same period in 2016 primarily due to lower rates on mandatorily redeemable securities.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Six Months Ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$707,809	$6,884	1.96%	$675,419	$6,120	1.82%
Tax exempt(1)	130,284	1,977	3.06%	124,434	2,025	3.27%
Mortgages held for sale	9,748	196	4.05%	10,119	205	4.07%
Loans and leases, net of unearned discount(1)	4,248,088	93,022	4.42%	4,056,772	86,707	4.30%
Other investments	44,890	610	2.74%	58,460	600	2.06%
Total earning assets(1)	5,140,819	102,689	4.03%	4,925,204	95,657	3.91%
Cash and due from banks	60,889			59,818
Reserve for loan and lease losses	(90,635)			(89,476)
Other assets	401,058			381,151
Total assets	$5,512,131			$5,276,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,424,992	$8,245	0.49%	$3,317,235	$7,561	0.46%
Short-term borrowings	252,183	499	0.40%	218,153	280	0.26%
Subordinated notes	58,764	2,110	7.24%	58,764	2,110	7.22%
Long-term debt and mandatorily redeemable securities	79,767	1,328	3.36%	64,205	1,203	3.77%
Total interest-bearing liabilities	3,815,706	12,182	0.64%	3,658,357	11,154	0.61%
Noninterest-bearing deposits	952,408			909,603
Other liabilities	53,541			54,393
Shareholders’ equity	690,476			654,344
Total liabilities and shareholders’ equity	$5,512,131			$5,276,697
Less: Fully tax-equivalent adjustments		(919)			(921)
Net interest income/margin (GAAP-derived)(1)		$89,588	3.51%		$83,582	3.41%
Fully tax-equivalent adjustments		919			921
Net interest income/margin - FTE(1)		$90,507	3.55%		$84,503	3.45%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
The taxable-equivalent net interest income for the six months ended June 30, 2017 was $90.51 million, an increase of 7.11% over the comparable period in 2016. The net interest margin on a fully taxable-equivalent basis was 3.55% compared to a net interest margin of 3.45% for the same period in 2016.
During the six month period ended June 30, 2017, average earning assets increased $215.62 million or 4.38% over the comparable period in 2016. Average interest-bearing liabilities increased $157.35 million or 4.30%. The yield on average earning assets increased 12 basis points to 4.03% from 3.91% primarily due to higher rates on loans and leases and investment securities available- for-sale. The total cost of average interest-bearing liabilities increased 3 basis points to 0.64% from 0.61%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 10 basis points.
The largest contributor to the improved yield on average earning assets for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was an increase in yields on net loans and leases of 12 basis points primarily due to market conditions as a result of recent Federal interest rate increases. Average net loans and leases increased $191.32 million or 4.72%. Total average investment securities increased $38.24 million or 4.78%. Average mortgages held for sale decreased $0.37 million or 3.67%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper, declined $13.57 million or 23.21%.
Average interest-bearing deposits increased $107.76 million or 3.25% for the first six months of 2017 over the same period in 2016. The effective rate paid on average interest-bearing deposits grew 3 basis points to 0.49% compared to 0.46%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a slight shift in the deposit mix.
Average short-term borrowings increased $34.03 million or 15.60% for the first six months of 2017 compared to the same period in 2016. Interest paid on short-term borrowings increased 14 basis points. The growth in short-term borrowings was primarily the result of higher borrowings with the FHLB. Average long-term debt and mandatorily redeemable securities increased $15.56 million or 24.24%. Interest paid on long-term debt and mandatorily redeemable securities decreased 41 basis points due to lower rates on long-term debt.
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)		2017	2017	2016	2017	2016
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$52,398	$49,372	$47,937	$101,770	$94,736
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	152	150	145	302	285
(C)	- Tax-exempt investment securities	306	311	315	617	636
(D)	Interest income - FTE (A+B+C)	52,856	49,833	48,397	102,689	95,657
(E)	Interest expense (GAAP)	6,537	5,645	5,644	12,182	11,154
(F)	Net interest income (GAAP) (A–E)	45,861	43,727	42,293	89,588	83,582
(G)	Net interest income - FTE (D–E)	46,319	44,188	42,753	90,507	84,503
(H)	Annualization factor	4.011	4.056	4.022	2.017	2.011
(I)	Total earning assets	$5,205,508	$5,075,410	$4,986,635	$5,140,819	$4,925,204
	Net interest margin (GAAP-derived) (F*H)/I	3.53%	3.49%	3.41%	3.51%	3.41%
	Net interest margin - FTE (G*H)/I	3.57%	3.53%	3.45%	3.55%	3.45%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and six month periods ended June 30, 2017 was $2.74 million and $3.74 million compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2016 of $2.05 million and $3.02 million, respectively. Net charge-offs of $0.94 million were recorded for the second quarter 2017, compared to net recoveries of $0.11 million for the same quarter a year ago. Year-to-date net charge-offs of $0.37 million have been recorded in 2017, compared to net recoveries of $0.32 million through June 30, 2016.
We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include the ongoing corruption scandals and political uncertainty in Latin American countries, the significant budget deficits in Brazil, the uncertain U.S. trade relationships with Mexico, and the heightened concerns globally of terrorist attacks. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the second quarter of 2017.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $227 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Values for some aircraft have not fully recovered. Once again, we are noting softening collateral values, particularly for private jets. We remain concerned about the prolonged low prices for several models. We also have some foreign exposure in this portfolio, particularly in Mexico and Brazil. Brazil is beginning to show some positive economic signs as it emerges from its worst recession in twenty-five years. However, the country continues to be plagued by corruption scandals. We continue to monitor individual customer performance and assess risks in the portfolio as a whole. We have assessed our reserve ratios, which were established based on the higher and more volatile loss histories and believe our reserve ratios remain appropriate.
On June 30, 2017, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.16% compared to 0.28% on June 30, 2016. The decrease in delinquencies is largely attributable to the aircraft and construction equipment portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.10% compared to 2.20% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2017 and 2016 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of June 30, 2017 and December 31, 2016 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Loans and leases past due 90 days or more	$178	$416	$275
Nonaccrual loans and leases	15,923	19,907	12,579
Other real estate	710	704	452
Repossessions	13,052	9,373	7,619
Equipment owned under operating leases	21	34	107
Total nonperforming assets	$29,884	$30,434	$21,032

Nonperforming assets as a percentage of loans and leases were 0.66% at June 30, 2017, 0.70% at December 31, 2016, and 0.49% at June 30, 2016. Nonperforming assets totaled $29.88 million at June 30, 2017, a decrease of 1.81% from the $30.43 million reported at December 31, 2016, and a 42.09% increase from the $21.03 million reported at June 30, 2016. The decrease in nonperforming assets during the first six months of 2017 was mainly related to a reduction in nonaccrual loans and leases and loans and leases past due 90 days or more offset by an increase in repossessions. The increase in nonperforming assets at June 30, 2017 from June 30, 2016 occurred primarily in nonaccrual loans and leases, other real estate and repossessions.

The decrease in nonaccrual loans and leases at June 30, 2017 from December 31, 2016 occurred primarily in the aircraft and commercial real estate portfolios offset by an increase in the commercial and agricultural portfolio. The increase in nonaccrual loans and leases at June 30, 2017 from June 30, 2016 occurred primarily in the commercial and agricultural, commercial real estate and residential real estate and home equity portfolios offset by a decrease in the aircraft portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2017 and December 31, 2016 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Commercial and agricultural	$—	$30	$73
Auto and light truck	49	32	—
Medium and heavy duty truck	—	—	—
Aircraft	13,000	9,335	7,188
Construction equipment	—	—	360
Commercial real estate	456	19	120
Residential real estate and home equity	254	655	303
Consumer	3	6	27
Total	$13,762	$10,077	$8,071

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
Foreign Outstandings — Our foreign loan and lease outstandings, all denominated in U.S. dollars were $226.55 million and $239.14 million as of June 30, 2017 and December 31, 2016, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $98.35 million and $115.39 million as of June 30, 2017, respectively, compared to $96.31 million and $132.46 million as of December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016 there was not a significant concentration in any other country.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,627	$5,108	519	10.16%	$10,628	$9,731	897	9.22%
Service charges on deposit accounts	2,464	2,276	188	8.26%	4,703	4,383	320	7.30%
Debit card	2,986	2,816	170	6.04%	5,736	5,415	321	5.93%
Mortgage banking	1,304	1,115	189	16.95%	2,251	2,161	90	4.16%
Insurance commissions	1,310	1,233	77	6.24%	3,077	2,796	281	10.05%
Equipment rental	7,586	6,517	1,069	16.40%	14,418	12,590	1,828	14.52%
Gains (losses) on investment securities available-for-sale	465	(209)	674	NM	1,750	(199)	1,949	NM
Other	2,394	3,441	(1,047)	(30.43)%	4,880	7,047	(2,167)	(30.75)%
Total noninterest income	$24,136	$22,297	1,839	8.25%	$47,443	$43,924	3,519	8.01%
NM = Not Meaningful

Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and six months ended June 30, 2017 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2017 and December 31, 2016 was $4.49 billion and $4.19 billion, respectively.
Service charges on deposit accounts were higher for the three and six months ended June 30, 2017 over the comparable periods in 2016. The increase in service charges on deposit accounts primarily reflects a higher volume of nonsufficient fund transactions and an increase in fees for deposit accounts that went into effect during the first quarter of 2017.
Debit card income improved in the three and six months ended June 30, 2017 over the same periods a year ago. The improvement in debit card income was mainly the result of an increased volume of debit card transactions in 2017.
Mortgage banking income increased in the three and six months ended June 30, 2017 as compared to the same periods a year ago. The increase was caused by lower MSR amortization expense and higher mortgage fees offset by a decrease in net servicing fees and year-to-date decreased gains on loan sales due to reduced profit margins.
Insurance commissions were higher during the three and six months ended June 30, 2017 over the same periods a year ago. The increase in insurance commissions during the second quarter of 2017 compared to the same period in 2016 was primarily due to an increased book of business. The increase in insurance commissions for the first six months of 2017 compared to the same period a year ago was mainly due to an increase in the book of business and higher contingent commissions received during 2017 resulting from increased sales and lower client claims.
Equipment rental income grew for the three and six months ended June 30, 2017 over the comparable periods in 2016. The increase was the result of the average equipment rental portfolio growing 16.17% over the same period a year ago due to improving market conditions for equipment finance mainly in construction equipment and auto and light trucks. The growth in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Gains (losses) on investment securities available-for-sale during the three and six months ended June 30, 2017 compared to the same periods in 2016 resulted from the sale of marketable equity securities. These gains were offset by an OTTI loss of $0.19 million on a marketable equity security during the second quarter of 2017 compared with an OTTI loss of $0.29 million in 2016.
Other income decreased for the three and six months ended June 30, 2017 over the same periods a year ago primarily as a result of gains on the liquidation of a partnership investment that occurred during 2016. Other items contributing to the decrease included lower monogram fund income, decreased customer swap fees and reduced mutual fund income.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$20,712	$21,194	(482)	(2.27)%	$42,057	$42,545	(488)	(1.15)%
Net occupancy	2,368	2,307	61	2.64%	4,962	4,808	154	3.20%
Furniture and equipment	5,108	4,811	297	6.17%	9,901	9,601	300	3.12%
Depreciation – leased equipment	6,296	5,444	852	15.65%	11,976	10,545	1,431	13.57%
Professional fees	1,672	1,190	482	40.50%	2,749	2,409	340	14.11%
Supplies and communication	1,345	1,374	(29)	(2.11)%	2,595	2,882	(287)	(9.96)%
FDIC and other insurance	573	911	(338)	(37.10)%	1,196	1,790	(594)	(33.18)%
Business development and marketing	1,501	1,025	476	46.44%	3,153	2,005	1,148	57.26%
Loan and lease collection and repossession	329	385	(56)	(14.55)%	965	812	153	18.84%
Other	1,201	1,393	(192)	(13.78)%	2,670	3,342	(672)	(20.11)%
Total noninterest expense	$41,105	$40,034	1,071	2.68%	$82,224	$80,739	1,485	1.84%
Salaries and employee benefits decreased during the three and six months ended June 30, 2017 compared to the same periods in 2016 mainly due to lower group insurance costs offset by higher base salary expense. Group insurance costs decreased as a result of overall lower health insurance claims experience.Higher base salary expense was primarily due to normal performance raises.
Net occupancy expense increased slightly during the three and six months ended June 30, 2017 compared to the same periods a year ago.

Furniture and equipment expense, including depreciation, increased during the three and six months ended June 30, 2017 compared to the same periods in 2016. Furniture and equipment expense was higher in 2017 mainly due to increased software maintenance expense.
During the second quarter and first six months of 2017, depreciation on leased equipment grew in conjunction with the growth in equipment rental income as compared to the same periods one year ago.
Professional fees increased during the second quarter and first six months of 2017 compared to the same periods a year ago. The increase was mainly due to increased utilization of consulting services offset by lower legal fees.
Supplies and communication expense was flat during the second quarter of 2017 and decreased during the first six months of 2017 compared to the same periods a year ago. The reduction resulted primarily from a decrease in postage offset by an increase in printing.
FDIC and other insurance decreased during the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease in 2017 was mainly due to lower assessments as a result of the Deposit Insurance Fund’s reserve ratio exceeding the FDIC’s established benchmark.
Business development and marketing expense increased during the second quarter and first six months of 2017 compared to the same periods a year ago. The higher expense during the second quarter of 2017 compared to the same period a year ago was primarily due to increased marketing promotions. The increased expense for the first six months of 2017 compared to 2016 was mainly the result of higher charitable contributions and marketing promotions.
Loan and lease collection and repossession expense decreased during the second quarter of 2017 and increased for the first six months of 2017 compared to the same periods in 2016. The reduction during the second quarter of 2017 over the same period a year ago was mainly due to decreased valuation adjustments offset by lower recoveries on repurchased mortgage loans. Loan and lease collection and expense increased for the first six months of 2017 compared to the same period in 2016 primarily due to higher general collection and repossession expenses and losses on the sale of repossessed assets offset by decreased valuation adjustments.
Other expenses were lower during the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease during the second quarter of 2017 over a year ago primarily related to gains on the sale of leased equipment and a decrease in the provision on unfunded loan commitments offset by increased training expenses. The decrease during the first six months of 2017 compared to the same period in 2016 was mainly the result of gains on the sale of leased equipment, reduced residential mortgage foreclosure expenses and swap valuation adjustments, a decrease in provision on unfunded loan commitments offset by impairment writedowns on branches to be closed in the third quarter of 2017.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2017 was $9.49 million and $18.19 million, compared to $8.03 million and $15.45 million for the same periods in 2016. The effective tax rate was 36.27% and 35.67% for the second quarter ended June 30, 2017 and 2016, respectively and 35.63% and 35.31% for the six months ended June 30, 2017 and 2016, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2016. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2017	—	$—	—	1,386,174
May 01 - 31, 2017	—	—	—	1,386,174
June 01 - 30, 2017	—	—	—	1,386,174

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

1st Source Corporation

DATE	July 20, 2017	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	July 20, 2017	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer