Form 10-Q
period 2017-09-30
1ST SOURCE CORP
filed 2017-10-19
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 13, 2017 — 25,936,130 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$64,636	$58,578
Federal funds sold and interest bearing deposits with other banks	34,788	49,726
Investment securities available-for-sale	893,973	850,467
Other investments	25,953	22,458
Mortgages held for sale	11,000	15,849
Loans and leases, net of unearned discount:
Commercial and agricultural	893,174	812,264
Auto and light truck	505,126	411,764
Medium and heavy duty truck	287,975	294,790
Aircraft	816,120	802,414
Construction equipment	541,838	495,925
Commercial real estate	740,345	719,170
Residential real estate and home equity	524,071	521,931
Consumer	128,069	129,813
Total loans and leases	4,436,718	4,188,071
Reserve for loan and lease losses	(93,372)	(88,543)
Net loans and leases	4,343,346	4,099,528
Equipment owned under operating leases, net	145,975	118,793
Net premises and equipment	53,324	56,708
Goodwill and intangible assets	83,795	84,102
Accrued income and other assets	149,945	130,059
Total assets	$5,806,735	$5,486,268

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,019,106	$991,256
Interest-bearing deposits:
Interest-bearing demand	1,493,187	1,471,526
Savings	825,147	814,326
Time	1,236,272	1,056,652
Total interest-bearing deposits	3,554,606	3,342,504
Total deposits	4,573,712	4,333,760
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	148,001	162,913
Other short-term borrowings	168,764	129,030
Total short-term borrowings	316,765	291,943
Long-term debt and mandatorily redeemable securities	70,482	74,308
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	76,515	54,843
Total liabilities	5,096,238	4,813,618

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2017 and December 31, 2016	436,538	436,538
Retained earnings	327,149	290,824
Cost of common stock in treasury (2,269,544 shares at September 30, 2017 and 2,329,909 shares at December 31, 2016)	(54,643)	(56,056)
Accumulated other comprehensive income	1,453	1,344
Total shareholders’ equity	710,497	672,650
Total liabilities and shareholders’ equity	$5,806,735	$5,486,268
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans and leases	$50,429	$44,965	$143,345	$131,592
Investment securities, taxable	3,048	2,384	9,932	8,504
Investment securities, tax-exempt	628	672	1,988	2,061
Other	325	279	935	879
Total interest income	54,430	48,300	156,200	143,036
Interest expense:
Deposits	5,186	3,879	13,431	11,440
Short-term borrowings	396	150	895	430
Subordinated notes	1,022	1,055	3,132	3,165
Long-term debt and mandatorily redeemable securities	597	522	1,925	1,725
Total interest expense	7,201	5,606	19,383	16,760
Net interest income	47,229	42,694	136,817	126,276
Provision for loan and lease losses	1,620	2,067	5,358	5,091
Net interest income after provision for loan and lease losses	45,609	40,627	131,459	121,185
Noninterest income:
Trust and wealth advisory	5,037	4,691	15,665	14,422
Service charges on deposit accounts	2,468	2,366	7,171	6,749
Debit card	2,983	2,745	8,719	8,160
Mortgage banking	1,486	1,334	3,737	3,495
Insurance commissions	1,429	1,350	4,506	4,146
Equipment rental	7,917	6,657	22,335	19,247
Gains on investment securities available-for-sale	1,007	989	2,757	790
Other	3,265	2,533	8,145	9,580
Total noninterest income	25,592	22,665	73,035	66,589
Noninterest expense:
Salaries and employee benefits	22,016	22,136	64,073	64,681
Net occupancy	2,806	2,435	7,768	7,243
Furniture and equipment	5,363	4,898	15,264	14,499
Depreciation – leased equipment	6,565	5,570	18,541	16,115
Professional fees	1,765	1,244	4,514	3,653
Supplies and communication	1,316	1,256	3,911	4,138
FDIC and other insurance	693	647	1,889	2,437
Business development and marketing	1,199	1,263	4,352	3,268
Loan and lease collection and repossession	1,093	324	2,058	1,136
Other	1,644	1,372	4,314	4,714
Total noninterest expense	44,460	41,145	126,684	121,884
Income before income taxes	26,741	22,147	77,810	65,890
Income tax expense	9,559	7,883	27,753	23,329
Net income	$17,182	$14,264	$50,057	$42,561
Per common share:
Basic net income per common share	$0.66	$0.55	$1.92	$1.63
Diluted net income per common share	$0.66	$0.55	$1.92	$1.63
Cash dividends	$0.19	$0.18	$0.56	$0.54
Basic weighted average common shares outstanding	25,935,867	25,867,169	25,922,218	25,881,360
Diluted weighted average common shares outstanding	25,935,867	25,867,169	25,922,218	25,881,360
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$17,182	$14,264	$50,057	$42,561
Other comprehensive (loss) income:
Change in unrealized (depreciation) appreciation of available-for-sale securities	(568)	(905)	2,932	5,742
Reclassification adjustment for realized (gains) losses included in net income	(1,007)	(989)	(2,757)	(790)
Income tax effect	591	711	(66)	(1,859)
Other comprehensive (loss) income, net of tax	(984)	(1,183)	109	3,093
Comprehensive income	$16,198	$13,081	$50,166	$45,654
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2016	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	42,561	—	—	42,561
Other comprehensive income	—	—	—	—	3,093	3,093
Issuance of 109,887 common shares under stock based compensation awards, including related tax effects	—	—	(4)	2,620	—	2,616
Cost of 270,378 shares of common stock acquired for treasury	—	—	—	(8,030)	—	(8,030)
Common stock cash dividend ($0.54 per share)	—	—	(14,034)	—	—	(14,034)
Balance at September 30, 2016	$—	$436,538	$280,335	$(56,262)	$9,648	$670,259

Balance at January 1, 2017	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585
Net income	—	—	50,057	—	—	50,057
Other comprehensive income	—	—	—	—	109	109
Issuance of 61,265 common shares under stock based compensation awards	—	—	890	1,454	—	2,344
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)
Common stock cash dividend ($0.56 per share)	—	—	(14,557)	—	—	(14,557)
Balance at September 30, 2017	$—	$436,538	$327,149	$(54,643)	$1,453	$710,497
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$50,057	$42,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,358	5,091
Depreciation of premises and equipment	4,309	3,897
Depreciation of equipment owned and leased to others	18,541	16,115
Stock-based compensation	2,158	2,036
Amortization of investment securities premiums and accretion of discounts, net	4,206	4,594
Amortization of mortgage servicing rights	821	1,133
Deferred income taxes	(4,230)	82
(Gains) losses on investment securities available-for-sale	(2,757)	(790)
Originations of loans held for sale, net of principal collected	(75,387)	(88,161)
Proceeds from the sales of loans held for sale	82,572	80,474
Net gain on sale of loans held for sale	(2,336)	(2,474)
Net loss (gain) on sale of other real estate and repossessions	48	(154)
Change in interest receivable	(2,863)	(1,204)
Change in interest payable	1,293	1,089
Change in other assets	(3,054)	(2,896)
Change in other liabilities	16,445	4,820
Other	3,499	(367)
Net change in operating activities	98,680	65,846
Investing activities:
Proceeds from sales of investment securities available-for-sale	2,927	5,139
Proceeds from maturities and paydowns of investment securities available-for-sale	133,541	158,178
Purchases of investment securities available-for-sale	(181,752)	(199,056)
Proceeds from liquidation of partnership investment	—	2,903
Net change in other investments	(3,495)	(485)
Loans sold or participated to others	13,049	—
Net change in loans and leases	(269,881)	(191,881)
Net change in equipment owned under operating leases	(45,723)	(23,627)
Purchases of premises and equipment	(2,801)	(5,532)
Proceeds from sales of other real estate and repossessions	2,761	1,523
Net change in investing activities	(351,374)	(252,838)
Financing activities:
Net change in demand deposits and savings accounts	60,332	211,917
Net change in time deposits	179,620	25,935
Net change in short-term borrowings	24,822	(17,222)
Proceeds from issuance of long-term debt	19,999	10,837
Payments on long-term debt	(26,015)	(5,928)
Stock issued under stock purchase plans	153	116
Acquisition of treasury stock	(41)	(8,030)
Cash dividends paid on common stock	(15,056)	(14,530)
Net change in financing activities	243,814	203,095

Net change in cash and cash equivalents	(8,880)	16,103
Cash and cash equivalents, beginning of year	108,304	79,721
Cash and cash equivalents, end of period	$99,424	$95,824
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$7,656	$2,850
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,426	800
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

Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company has an implementation team working through the provisions of ASU 2016-02 including a review of all leases to assess the impact on its accounting, disclosures and the election of certain practical expedients. It is expected that the Company will recognize discounted right of use assets and lease liabilities (estimated between $12 and $15 million as of January 1, 2017) upon adoption on January 1, 2019. The estimates will change due to changes in the lease portfolio.
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
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. ASU 2014-09 may require the Company to change how it recognizes certain recurring revenue streams related to noninterest income. The Company continues to follow the guidance from the FASB and the Transition Resource Group for Revenue Recognition related to noninterest income and expects the adoption of ASU 2014-09 on January 1, 2018 will not have a material impact on its accounting and disclosures.

Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. Treasury and Federal agencies securities	$460,282	$453	$(3,109)	$457,626
U.S. States and political subdivisions securities	122,178	1,407	(459)	123,126
Mortgage-backed securities — Federal agencies	276,791	1,989	(1,923)	276,857
Corporate debt securities	31,599	48	(168)	31,479
Foreign government and other securities	200	2	—	202
Total debt securities	891,050	3,899	(5,659)	889,290
Marketable equity securities	598	4,098	(13)	4,683
Total investment securities available-for-sale	$891,648	$7,997	$(5,672)	$893,973

December 31, 2016
U.S. Treasury and Federal agencies securities	$424,495	$809	$(4,471)	$420,833
U.S. States and political subdivisions securities	133,509	1,036	(1,570)	132,975
Mortgage-backed securities — Federal agencies	252,981	2,175	(2,582)	252,574
Corporate debt securities	35,266	111	(301)	35,076
Foreign government and other securities	800	7	—	807
Total debt securities	847,051	4,138	(8,924)	842,265
Marketable equity securities	1,265	7,007	(70)	8,202
Total investment securities available-for-sale	$848,316	$11,145	$(8,994)	$850,467
At September 30, 2017 and December 31, 2016, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2017. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$119,304	$119,624
Due after one year through five years	448,884	446,985
Due after five years through ten years	46,071	45,824
Due after ten years	—	—
Mortgage-backed securities	276,791	276,857
Total debt securities available-for-sale	$891,050	$889,290

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
U.S. Treasury and Federal agencies securities	$238,505	$(1,482)	$97,156	$(1,627)	$335,661	$(3,109)
U.S. States and political subdivisions securities	17,119	(107)	22,213	(352)	39,332	(459)
Mortgage-backed securities - Federal agencies	108,863	(1,043)	59,233	(880)	168,096	(1,923)
Corporate debt securities	9,789	(13)	8,134	(155)	17,923	(168)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	374,276	(2,645)	186,736	(3,014)	561,012	(5,659)
Marketable equity securities	149	(12)	3	(1)	152	(13)
Total investment securities available-for-sale	$374,425	$(2,657)	$186,739	$(3,015)	$561,164	$(5,672)

December 31, 2016
U.S. Treasury and Federal agencies securities	$263,680	$(4,471)	$—	$—	$263,680	$(4,471)
U.S. States and political subdivisions securities	74,129	(1,515)	3,337	(55)	77,466	(1,570)
Mortgage-backed securities - Federal agencies	168,554	(2,341)	5,102	(241)	173,656	(2,582)
Corporate debt securities	13,312	(301)	—	—	13,312	(301)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	519,675	(8,628)	8,439	(296)	528,114	(8,924)
Marketable equity securities	280	(70)	4	—	284	(70)
Total investment securities available-for-sale	$519,955	$(8,698)	$8,443	$(296)	$528,398	$(8,994)
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
At September 30, 2017, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross realized gains	$1,007	$989	$2,947	$1,084
Gross realized losses	—	—	—	—
OTTI losses	—	—	(190)	(294)
Net realized gains (losses)	$1,007	$989	$2,757	$790
At September 30, 2017 and December 31, 2016, investment securities available-for-sale with carrying values of $279.99 million and $276.29 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2017
Commercial and agricultural	$869,111	$24,063	$893,174
Auto and light truck	490,765	14,361	505,126
Medium and heavy duty truck	282,200	5,775	287,975
Aircraft	794,533	21,587	816,120
Construction equipment	529,910	11,928	541,838
Commercial real estate	728,331	12,014	740,345
Total	$3,694,850	$89,728	$3,784,578

December 31, 2016
Commercial and agricultural	$784,811	$27,453	$812,264
Auto and light truck	407,931	3,833	411,764
Medium and heavy duty truck	291,558	3,232	294,790
Aircraft	772,802	29,612	802,414
Construction equipment	486,923	9,002	495,925
Commercial real estate	707,252	11,918	719,170
Total	$3,451,277	$85,050	$3,536,327
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2017
Residential real estate and home equity	$521,928	$2,143	$524,071
Consumer	127,881	188	128,069
Total	$649,809	$2,331	$652,140

December 31, 2016
Residential real estate and home equity	$518,896	$3,035	$521,931
Consumer	129,585	228	129,813
Total	$648,481	$3,263	$651,744

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2017
Commercial and agricultural	$888,356	$80	$31	$—	$888,467	$4,707	$893,174
Auto and light truck	502,339	489	34	—	502,862	2,264	505,126
Medium and heavy duty truck	287,975	—	—	—	287,975	—	287,975
Aircraft	805,389	8,503	—	—	813,892	2,228	816,120
Construction equipment	541,279	367	—	—	541,646	192	541,838
Commercial real estate	736,682	111	—	—	736,793	3,552	740,345
Residential real estate and home equity	520,741	438	749	192	522,120	1,951	524,071
Consumer	127,240	502	139	16	127,897	172	128,069
Total	$4,410,001	$10,490	$953	$208	$4,421,652	$15,066	$4,436,718

December 31, 2016
Commercial and agricultural	$808,283	$—	$—	$—	$808,283	$3,981	$812,264
Auto and light truck	411,300	298	—	—	411,598	166	411,764
Medium and heavy duty truck	294,790	—	—	—	294,790	—	294,790
Aircraft	791,559	1,429	3,316	—	796,304	6,110	802,414
Construction equipment	493,131	1,546	—	—	494,677	1,248	495,925
Commercial real estate	713,482	133	—	—	713,615	5,555	719,170
Residential real estate and home equity	517,212	1,310	374	394	519,290	2,641	521,931
Consumer	129,000	453	132	22	129,607	206	129,813
Total	$4,158,757	$5,169	$3,822	$416	$4,168,164	$19,907	$4,188,071

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
September 30, 2017
With no related reserve recorded:
Commercial and agricultural	$392	$392	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	1,505	1,505	—
Aircraft	2,157	2,157	—
Construction equipment	593	593	—
Commercial real estate	2,451	2,451	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,098	7,098	—
With a reserve recorded:
Commercial and agricultural	4,066	4,066	444
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	—	—
Commercial real estate	1,002	1,002	189
Residential real estate and home equity	353	356	136
Consumer	—	—	—
Total with a reserve recorded	5,421	5,424	769
Total impaired loans	$12,519	$12,522	$769

December 31, 2016
With no related reserve recorded:
Commercial and agricultural	$1,700	$1,700	$—
Auto and light truck	115	115	—
Medium and heavy duty truck	—	—	—
Aircraft	2,918	2,918	—
Construction equipment	605	605	—
Commercial real estate	2,607	2,607	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,945	7,945	—
With a reserve recorded:
Commercial and agricultural	1,890	1,890	297
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	3,192	3,192	1,076
Construction equipment	562	562	35
Commercial real estate	2,765	2,765	322
Residential real estate and home equity	674	676	148
Consumer	—	—	—
Total with a reserve recorded	9,083	9,085	1,878
Total impaired loans	$17,028	$17,030	$1,878

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$4,551	$—	$3,282	$1	$4,774	$1	$3,480	$5
Auto and light truck	208	—	—	—	158	—	—	—
Medium and heavy duty truck	1,551	—	—	—	517	—	—	—
Aircraft	2,519	5	9,051	2	5,830	5	5,806	2
Construction equipment	949	—	618	—	1,084	—	671	—
Commercial real estate	2,881	2	2,961	—	3,168	2	5,821	123
Residential real estate and home equity	354	3	362	4	356	11	364	12
Consumer	—	—	—	—	—	—	—	—
Total	$13,013	$10	$16,274	$7	$15,887	$19	$16,142	$142

There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three months ended September 30, 2017 and one nonperforming loan and lease modification classified as a TDR during the nine months ended September 30, 2017. There was one nonperforming loan and lease modification classified as a TDR during the three and nine months ended September 30, 2016, respectively. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There was one modification during 2017 and one modification during 2016 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended September 30, 2017 and one nonperforming TDR which had a payment default within the twelve months following modification during the nine months ended September 30, 2017. There were no TDRs which had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2016. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Performing TDRs	$353	$360
Nonperforming TDRs	617	1,642
Total TDRs	$970	$2,002

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
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2017 and 2016.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2017
Balance, beginning of period	$16,199	$11,443	$4,840	$31,822	$9,249	$13,475	$3,607	$1,279	$91,914
Charge-offs	434	88	—	115	48	342	29	238	1,294
Recoveries	64	13	—	12	243	733	2	65	1,132
Net charge-offs (recoveries)	370	75	—	103	(195)	(391)	27	173	162
Provision (recovery of provision)	(91)	(405)	(100)	1,811	(193)	400	28	170	1,620
Balance, end of period	$15,738	$10,963	$4,740	$33,530	$9,251	$14,266	$3,608	$1,276	$93,372

September 30, 2016
Balance, beginning of period	$14,835	$11,667	$4,350	$34,661	$7,512	$13,462	$3,616	$1,355	$91,458
Charge-offs	206	1	—	4,834	36	31	63	166	5,337
Recoveries	160	65	—	186	172	48	11	67	709
Net charge-offs (recoveries)	46	(64)	—	4,648	(136)	(17)	52	99	4,628
Provision (recovery of provision)	90	(3,998)	(72)	5,148	286	460	94	59	2,067
Balance, end of period	$14,879	$7,733	$4,278	$35,161	$7,934	$13,939	$3,658	$1,315	$88,897
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2017 and 2016.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2017
Balance, beginning of period	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	903	170	—	1,872	75	344	66	608	4,038
Recoveries	748	1,145	—	210	272	831	89	214	3,509
Net charge-offs (recoveries)	155	(975)	—	1,662	(197)	(487)	(23)	394	529
Provision (recovery of provision)	1,225	1,924	—	840	847	102	35	385	5,358
Balance, end of period	$15,738	$10,963	$4,740	$33,530	$9,251	$14,266	$3,608	$1,276	$93,372

September 30, 2016
Balance, beginning of period	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
Charge-offs	422	4	—	4,834	128	32	192	620	6,232
Recoveries	360	191	10	412	320	388	28	217	1,926
Net charge-offs (recoveries)	62	(187)	(10)	4,422	(192)	(356)	164	403	4,306
Provision (recovery of provision)	(515)	(1,723)	(431)	7,210	150	(179)	160	419	5,091
Balance, end of period	$14,879	$7,733	$4,278	$35,161	$7,934	$13,939	$3,658	$1,315	$88,897

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$444	$—	$—	$—	$—	$189	$136	$—	$769
Ending balance, collectively evaluated for impairment	15,294	10,963	4,740	33,530	9,251	14,077	3,472	1,276	92,603
Total reserve for loan and lease losses	$15,738	$10,963	$4,740	$33,530	$9,251	$14,266	$3,608	$1,276	$93,372

Recorded investment in loans
Ending balance, individually evaluated for impairment	$4,458	$—	$1,505	$2,157	$593	$3,453	$353	$—	$12,519
Ending balance, collectively evaluated for impairment	888,716	505,126	286,470	813,963	541,245	736,892	523,718	128,069	4,424,199
Total recorded investment in loans	$893,174	$505,126	$287,975	$816,120	$541,838	$740,345	$524,071	$128,069	$4,436,718

December 31, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$297	$—	$—	$1,076	$35	$322	$148	$—	$1,878
Ending balance, collectively evaluated for impairment	14,371	8,064	4,740	33,276	8,172	13,355	3,402	1,285	86,665
Total reserve for loan and lease losses	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,590	$115	$—	$6,110	$1,167	$5,372	$674	$—	$17,028
Ending balance, collectively evaluated for impairment	808,674	411,649	294,790	796,304	494,758	713,798	521,257	129,813	4,171,043
Total recorded investment in loans	$812,264	$411,764	$294,790	$802,414	$495,925	$719,170	$521,931	$129,813	$4,188,071
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $757.12 million and $761.85 million at September 30, 2017 and December 31, 2016, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$4,239	$4,339	$4,297	$4,608
Additions	391	313	884	760
Amortization	(270)	(417)	(821)	(1,133)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,360	4,235	4,360	4,235
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,360	$4,235	$4,360	$4,235
Fair value of mortgage servicing rights at end of period	$7,097	$5,666	$7,097	$5,666

At September 30, 2017 and 2016, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.74 million and $1.43 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.67 million and $0.68 million for the three months ended September 30, 2017 and 2016, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.04 million and $2.04 million for the nine months ended September 30, 2017 and 2016, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Statements of Income.
Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk
Commitments — 1st Source Bank (Bank), a subsidiary of 1st Source Corporation, has made investments directly in various tax-advantaged and other operating partnerships formed by third parties.The Bank’s investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At September 30, 2017 and December 31, 2016, investment balances, including all legally binding commitments to fund future investments totaled $23.41 million and $11.14 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $26.47 million and $4.95 million at September 30, 2017 and December 31, 2016, respectively.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Amounts of commitments:
Loan commitments to extend credit	$939,797	$868,267
Standby letters of credit	$30,215	$33,397
Commercial and similar letters of credit	$3,172	$1,704
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2017
Interest rate swap contracts	$621,154	Other assets	$5,680	Other liabilities	$5,785
Loan commitments	10,945	Mortgages held for sale	100	N/A	—
Forward contracts - mortgage loan	19,516	N/A	—	Mortgages held for sale	4
Total	$651,615		$5,780		$5,789

December 31, 2016
Interest rate swap contracts	$570,004	Other assets	$6,621	Other liabilities	$6,743
Loan commitments	5,527	Mortgages held for sale	43	N/A	—
Forward contracts - mortgage loan	16,525	Mortgages held for sale	222	N/A	—
Total	$592,056		$6,886		$6,743

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2017	2016	2017	2016
Interest rate swap contracts	Other expense	$(3)	$36	$17	$(100)
Interest rate swap contracts	Other income	733	150	944	464
Loan commitments	Mortgage banking	20	(105)	57	16
Forward contracts - mortgage loan	Mortgage banking	(31)	190	(226)	(130)
Total		$719	$271	$792	$250

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017
Interest rate swaps	$5,707	$27	$5,680	$—	$—	$5,680

December 31, 2016
Interest rate swaps	$6,681	$60	$6,621	$—	$—	$6,621

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2017
Interest rate swaps	$5,812	$27	$5,785	$—	$5,206	$579
Repurchase agreements	148,001	—	148,001	148,001	—	—
Total	$153,813	$27	$153,786	$148,001	$5,206	$579

December 31, 2016
Interest rate swaps	$6,803	$60	$6,743	$—	$3,794	$2,949
Repurchase agreements	162,913	—	162,913	162,913	—	—
Total	$169,716	$60	$169,656	$162,913	$3,794	$2,949
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2017 and December 31, 2016, repurchase agreements had a remaining contractual maturity of $146.37 million and $160.38 million in overnight, $1.33 million and $2.23 million in up to 30 days, and $0.30 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2017 and 2016.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2017	2016	2017	2016
Distributed earnings allocated to common stock	$4,928	$4,656	$14,514	$13,995
Undistributed earnings allocated to common stock	12,122	9,515	35,162	28,260
Net earnings allocated to common stock	17,050	14,171	49,676	42,255
Net earnings allocated to participating securities	132	93	381	306
Net income allocated to common stock and participating securities	$17,182	$14,264	$50,057	$42,561

Weighted average shares outstanding for basic earnings per common share	25,935,867	25,867,169	25,922,218	25,881,360
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,935,867	25,867,169	25,922,218	25,881,360

Basic earnings per common share	$0.66	$0.55	$1.92	$1.63
Diluted earnings per common share	$0.66	$0.55	$1.92	$1.63

Note 10.     Stock Based Compensation
As of September 30, 2017, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2016. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2017.
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
The stock based compensation expense recognized in the Statements of Income for the three and nine months ended September 30, 2016 was based on awards ultimately expected to vest, and accordingly had been adjusted by the amount of forfeitures. The Company adopted Accounting Standards Update No. 2016-09, on January 1, 2017, that allows for forfeitures to be recorded as they occur. The adoption of this standard required an immaterial cumulative effect adjustment to retained earnings as prior to January 1, 2017 forfeitures had been estimated based partially on historical experience.
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2017 and 2016. As of September 30, 2017 and 2016 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2017 and 2016. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2017, there was $6.40 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.29 years.

Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2017	2016	2017	2016
Realized gains included in net income	$1,007	$989	$2,757	$790	Gains on investment securities available-for-sale
	1,007	989	2,757	790	Income before income taxes
Tax effect	(378)	(371)	(1,035)	(296)	Income tax expense
Net of tax	$629	$618	$1,722	$494	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.64 million at September 30, 2017 and $0.50 million at December 31, 2016. Interest and penalties are recognized through the income tax provision. For the nine months ended September 30, 2017 and 2016, the Company recognized $0.05 million and $0.04 million in interest or penalties, respectively. There was $0.09 million and $0.04 million in accrued interest and penalties at September 30, 2017 and December 31, 2016, respectively.
Tax years that remain open and subject to audit include the federal 2014-2016 years and the Indiana 2013-2016 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At September 30, 2017 and December 31, 2016, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2017
Mortgages held for sale reported at fair value	$11,000	$10,788	$212	(1)

December 31, 2016
Mortgages held for sale reported at fair value	$15,849	$15,809	$40	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,233	$437,393	$—	$457,626
U.S. States and political subdivisions securities	—	120,158	2,968	123,126
Mortgage-backed securities — Federal agencies	—	276,857	—	276,857
Corporate debt securities	—	31,479	—	31,479
Foreign government and other securities	—	—	202	202
Total debt securities	20,233	865,887	3,170	889,290
Marketable equity securities	4,683	—	—	4,683
Total investment securities available-for-sale	24,916	865,887	3,170	893,973
Mortgages held for sale	—	11,000	—	11,000
Accrued income and other assets (interest rate swap agreements)	—	5,680	—	5,680
Total	$24,916	$882,567	$3,170	$910,653

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,785	$—	$5,785
Total	$—	$5,785	$—	$5,785

December 31, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,164	$400,669	$—	$420,833
U.S. States and political subdivisions securities	—	130,276	2,699	132,975
Mortgage-backed securities — Federal agencies	—	252,574	—	252,574
Corporate debt securities	—	35,076	—	35,076
Foreign government and other securities	—	—	807	807
Total debt securities	20,164	818,595	3,506	842,265
Marketable equity securities	8,202	—	—	8,202
Total investment securities available-for-sale	28,366	818,595	3,506	850,467
Mortgages held for sale	—	15,849	—	15,849
Accrued income and other assets (interest rate swap agreements)	—	6,621	—	6,621
Total	$28,366	$841,065	$3,506	$872,937

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$6,743	$—	$6,743
Total	$—	$6,743	$—	$6,743

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended September 30, 2017 and 2016.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance July 1, 2017	$1,801	$302	$2,103
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	17	—	17
Purchases	1,150	—	1,150
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	—	(100)	(100)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2017	$2,968	$202	$3,170

Beginning balance July 1, 2016	$4,661	$810	$5,471
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(16)	—	(16)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(662)	—	(662)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2016	$3,983	$810	$4,793
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2017 or 2016. No transfers between levels occurred during the three months ended September 30, 2017 or 2016.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2017
Investment securities available-for sale
Direct placement municipal securities	$2,968	Discounted cash flows	Credit spread assumption	1.74% - 2.64%

Foreign government	$202	Discounted cash flows	Market yield assumption	0.50% - 0.61%

December 31, 2016
Investment securities available-for sale
Direct placement municipal securities	$2,699	Discounted cash flows	Credit spread assumption	0.92% - 3.17%

Foreign government	$807	Discounted cash flows	Market yield assumption	0.28% - 1.12%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2017: impaired loans - $0.24 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.49 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2017
Impaired loans - collateral based	$—	$—	$3,841	$3,841
Accrued income and other assets (partnership investments)	—	—	1,033	1,033
Accrued income and other assets (mortgage servicing rights)	—	—	4,360	4,360
Accrued income and other assets (repossessions)	—	—	12,913	12,913
Accrued income and other assets (other real estate)	—	—	1,341	1,341
Total	$—	$—	$23,488	$23,488

December 31, 2016
Impaired loans - collateral based	$—	$—	$6,280	$6,280
Accrued income and other assets (partnership investments)	—	—	1,032	1,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,297	4,297
Accrued income and other assets (repossessions)	—	—	9,373	9,373
Accrued income and other assets (other real estate)	—	—	704	704
Total	$—	$—	$21,686	$21,686
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2017
Impaired loans	$3,841	$3,841	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	15% - 20%

Mortgage servicing rights	4,360	7,097	Discounted cash flows	Constant prepayment rate (CPR)	9.1% - 18.8%
				Discount rate	9.5% - 12.4%

Repossessions	12,913	13,410	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 10%

Other real estate	1,341	1,401	Appraisals	Discount for lack of marketability	0% - 10%

December 31, 2016
Impaired loans	$6,280	$6,280	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%

Mortgage servicing rights	4,297	7,484	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 15.0%
				Discount rate	9.6% - 12.5%

Repossessions	9,373	9,452	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 4%

Other real estate	704	752	Appraisals	Discount for lack of marketability	0% - 16%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Cash and due from banks	$64,636	$64,636	$64,636	$—	$—
Federal funds sold and interest bearing deposits with other banks	34,788	34,788	34,788	—	—
Investment securities, available-for-sale	893,973	893,973	24,916	865,887	3,170
Other investments	25,953	25,953	25,953	—	—
Mortgages held for sale	11,000	11,000	—	11,000	—
Loans and leases, net of reserve for loan and lease losses	4,343,346	4,343,808	—	—	4,343,808
Mortgage servicing rights	4,360	7,097	—	—	7,097
Interest rate swaps	5,680	5,680	—	5,680	—
Liabilities:
Deposits	$4,573,712	$4,571,242	$3,337,440	$1,233,802	$—
Short-term borrowings	316,765	316,765	148,771	167,994	—
Long-term debt and mandatorily redeemable securities	70,482	69,221	—	69,221	—
Subordinated notes	58,764	56,048	—	56,048	—
Interest rate swaps	5,785	5,785	—	5,785	—
Off-balance-sheet instruments *	—	300	—	300	—

December 31, 2016
Assets:
Cash and due from banks	$58,578	$58,578	$58,578	$—	$—
Federal funds sold and interest bearing deposits with other banks	49,726	49,726	49,726	—	—
Investment securities, available-for-sale	850,467	850,467	28,366	818,595	3,506
Other investments	22,458	22,458	22,458	—	—
Mortgages held for sale	15,849	15,849	—	15,849	—
Loans and leases, net of reserve for loan and lease losses	4,099,528	4,107,079	—	—	4,107,079
Mortgage servicing rights	4,297	7,484	—	—	7,484
Interest rate swaps	6,621	6,621	—	6,621	—
Liabilities:
Deposits	$4,333,760	$4,332,744	$3,277,108	$1,055,636	$—
Short-term borrowings	291,943	291,943	163,652	128,291	—
Long-term debt and mandatorily redeemable securities	74,308	73,149	—	73,149	—
Subordinated notes	58,764	51,031	—	51,031	—
Interest rate swaps	6,743	6,743	—	6,743	—
Off-balance-sheet instruments *	—	382	—	382	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2017, as compared to December 31, 2016, and the results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2016 Annual Report.
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

FINANCIAL CONDITION
Our total assets at September 30, 2017 were $5.81 billion, an increase of $320.47 million or 5.84% from December 31, 2016. Total investment securities, available-for-sale were $893.97 million, an increase of $43.51 million or 5.12% from December 31, 2016.
Total loans and leases were $4.44 billion, an increase of $248.65 million, or 5.94% from December 31, 2016. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $239.85 million and $239.14 million as of September 30, 2017 and December 31, 2016, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $102.58 million and $125.54 million as of September 30, 2017, respectively, compared to $96.31 million and $132.46 million as of December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016 there was not a significant concentration in any other country. Solar loan and lease outstandings were $60.57 million as of September 30, 2017, an increase of $40.86 million from the $19.71 million at December 31, 2016. Equipment owned under operating leases was $145.98 million, an increase of $27.18 million, or 22.88% compared to December 31, 2016.
Total deposits were $4.57 billion, an increase of $239.95 million or 5.54% from the end of 2016. Short-term borrowings were $316.77 million, an increase of $24.82 million, or 8.50% from December 31, 2016. Long-term debt and mandatorily redeemable securities were $70.48 million, a decrease of $3.83 million or 5.15% from December 31, 2016.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Accrued income and other assets:
Bank owned life insurance cash surrender value	$65,305	$63,802
Accrued interest receivable	17,877	15,015
Mortgage servicing rights	4,360	4,297
Other real estate	1,341	704
Repossessions	12,913	9,373
All other assets	48,149	36,868
Total accrued income and other assets	$149,945	$130,059

CAPITAL
As of September 30, 2017, total shareholders’ equity was $710.50 million, up $37.85 million, or 5.63% from the $672.65 million at December 31, 2016. In addition to net income of $50.06 million, other significant changes in shareholders’ equity during the first nine months of 2017 included $14.56 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $1.45 million at September 30, 2017, compared to $1.34 million at December 31, 2016. Our equity-to-assets ratio was 12.24% as of September 30, 2017, compared to 12.26% at December 31, 2016. Book value per common share rose to $27.39 at September 30, 2017, from $26.00 at December 31, 2016.
We declared and paid cash dividends per common share of $0.19 during the third quarter of 2017. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 29.60%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2017, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$754,277	14.94%	$403,828	8.00%	$466,926	9.25%	$504,785	10.00%
1st Source Bank	690,161	13.67	403,892	8.00	467,001	9.25	504,866	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	688,935	13.65	302,871	6.00	365,969	7.25	403,828	8.00
1st Source Bank	626,346	12.41	302,919	6.00	366,027	7.25	403,892	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	631,935	12.52	227,153	4.50	290,251	5.75	328,110	6.50
1st Source Bank	626,346	12.41	227,189	4.50	290,298	5.75	328,163	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	688,935	12.24	225,166	4.00	N/A	N/A	281,458	5.00
1st Source Bank	626,346	11.13	225,048	4.00	N/A	N/A	281,309	5.00

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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2017, we had no outstandings and could borrow approximately $265.00 million for a short time from these banks on a collective basis. As of September 30, 2017, we had $207.63 million outstanding in FHLB advances and could borrow an additional $65.22 million. We also had $525.48 million available to borrow from the FRB with no amounts outstanding as of September 30, 2017.
Our loan to asset ratio was 76.41% at September 30, 2017 compared to 76.34% at December 31, 2016 and 76.72% at September 30, 2016. Cash and cash equivalents totaled $99.42 million at September 30, 2017 compared to $108.30 million at December 31, 2016 and $95.82 million at September 30, 2016. At September 30, 2017, the Statement of Financial Condition was rate sensitive by $536.86 million more assets than liabilities scheduled to reprice within one year, or approximately 1.24%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $638 million.
RESULTS OF OPERATIONS
Net income for the three and nine month periods ended September 30, 2017 was $17.18 million and $50.06 million, compared to $14.26 million and $42.56 million for the same periods in 2016. Diluted net income per common share was $0.66 and $1.92 for the three and nine month periods ended September 30, 2017, compared to $0.55 and $1.63 for the same periods in 2016. Return on average common shareholders’ equity was 9.60% for the nine months ended September 30, 2017, compared to 8.62% in 2016. The return on total average assets was 1.20% for the nine months ended September 30, 2017, compared to 1.07% in 2016.
Net income increased for the nine months ended September 30, 2017 compared to the first nine months of 2016. Net interest income and noninterest income increased which was offset by an increase in provision for loan and lease losses, noninterest expense and income tax expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$733,471	$3,048	1.65%	$707,373	$3,370	1.91%	$690,867	$2,384	1.37%
Tax exempt(1)	125,101	917	2.91%	129,542	983	3.04%	130,201	973	2.97%
Mortgages held for sale	12,832	126	3.90%	11,325	115	4.07%	14,681	134	3.63%
Loans and leases, net of unearned discount(1)	4,387,748	50,455	4.56%	4,308,276	48,069	4.48%	4,189,340	44,980	4.27%
Other investments	41,686	325	3.09%	48,992	319	2.61%	41,286	279	2.69%
Total earning assets(1)	5,300,838	54,871	4.11%	5,205,508	52,856	4.07%	5,066,375	48,750	3.83%
Cash and due from banks	62,373			61,801			60,665
Reserve for loan and lease losses	(93,162)			(91,044)			(92,237)
Other assets	436,023			409,927			390,727
Total assets	$5,706,072			$5,586,192			$5,425,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,543,037	$5,186	0.58%	$3,503,444	$4,511	0.52%	$3,393,457	$3,879	0.45%
Short-term borrowings	265,014	396	0.59%	236,716	272	0.46%	217,460	150	0.27%
Subordinated notes	58,764	1,022	6.90%	58,764	1,055	7.20%	58,764	1,055	7.14%
Long-term debt and mandatorily redeemable securities	70,344	597	3.37%	83,991	699	3.34%	64,641	522	3.21%
Total interest-bearing liabilities	3,937,159	7,201	0.73%	3,882,915	6,537	0.68%	3,734,322	5,606	0.60%
Noninterest-bearing deposits	985,230			951,531			959,796
Other liabilities	74,407			54,517			61,406
Shareholders’ equity	709,276			697,229			670,006
Total liabilities and shareholders’ equity	$5,706,072			$5,586,192			$5,425,530
Less: Fully tax-equivalent adjustments		(441)			(458)			(450)
Net interest income/margin (GAAP-derived)(1)		$47,229	3.53%		$45,861	3.53%		$42,694	3.35%
Fully tax-equivalent adjustments		441			458			450
Net interest income/margin - FTE(1)		$47,670	3.57%		$46,319	3.57%		$43,144	3.39%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2017 compared to the Quarter Ended September 30, 2016
The taxable-equivalent net interest income for the three months ended September 30, 2017 was $47.67 million, an increase of 10.49% over the same period in 2016. The net interest margin on a fully taxable-equivalent basis was 3.57% for the three months ended September 30, 2017, compared to 3.39% for the three months ended September 30, 2016.
During the three month period ended September 30, 2017, average earning assets increased $234.46 million or 4.63% over the comparable period in 2016. Average interest-bearing liabilities increased $202.84 million or 5.43%. The yield on average earning assets increased 28 basis points to 4.11% from 3.83% primarily due to higher rates on loans and leases and investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 13 basis points to 0.73% from 0.60%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 18 basis points.
The largest contributors to the improved yield on average earning assets for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was an increase in yields on net loans and leases of 29 basis points and growth in yields on investment securities available-for-sale of 21 basis points due to market conditions as a result of recent Federal interest rate increases. Average net loans and leases increased $198.41 million or 4.74%. Total average investment securities increased $37.50 million or 4.57%. Average mortgages held for sale decreased $1.85 million or 12.59%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper were comparable to the third quarter of 2016.

Average interest-bearing deposits increased $149.58 million or 4.41% for the third quarter of 2017 over the same period in 2016. The effective rate paid on average interest-bearing deposits grew 13 basis points to 0.58% from 0.45%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a slight shift in the deposit mix from the third quarter of 2016.
Average short-term borrowings increased $47.55 million or 21.87% for the third quarter of 2017 compared to the same period in 2016. Interest paid on short-term borrowings increased 32 basis points due to recent Federal interest rate increases. Interest paid on subordinated notes decreased 24 basis points during the third quarter of 2017 from the same period a year ago due to a conversion to a variable rate associated with one traunche that took effect September 15, 2017. Average long-term debt and mandatorily redeemable securities increased $5.70 million or 8.82%. Interest paid on long-term debt and mandatorily redeemable securities increased 16 basis points during the third quarter of 2017 from the same period in 2016 primarily due to higher rates on mandatorily redeemable securities.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

	Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$716,457	$9,932	1.85%	$680,606	$8,504	1.67%
Tax exempt(1)	128,537	2,894	3.01%	126,370	2,998	3.17%
Mortgages held for sale	10,788	322	3.99%	11,650	339	3.89%
Loans and leases, net of unearned discount(1)	4,295,153	143,477	4.47%	4,101,284	131,687	4.29%
Other investments	43,810	935	2.85%	52,694	879	2.23%
Total earning assets(1)	5,194,745	157,560	4.06%	4,972,604	144,407	3.88%
Cash and due from banks	61,389			60,103
Reserve for loan and lease losses	(91,487)			(90,403)
Other assets	412,842			384,366
Total assets	$5,577,489			$5,326,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,464,773	$13,431	0.52%	$3,342,828	$11,440	0.46%
Short-term borrowings	256,507	895	0.47%	217,920	430	0.26%
Subordinated notes	58,764	3,132	7.13%	58,764	3,165	7.19%
Long-term debt and mandatorily redeemable securities	76,591	1,925	3.36%	64,351	1,725	3.58%
Total interest-bearing liabilities	3,856,635	19,383	0.67%	3,683,863	16,760	0.61%
Noninterest-bearing deposits	963,469			926,456
Other liabilities	60,573			56,748
Shareholders’ equity	696,812			659,603
Total liabilities and shareholders’ equity	$5,577,489			$5,326,670
Less: Fully tax-equivalent adjustments		(1,360)			(1,371)
Net interest income/margin (GAAP-derived)(1)		$136,817	3.52%		$126,276	3.39%
Fully tax-equivalent adjustments		1,360			1,371
Net interest income/margin - FTE(1)		$138,177	3.56%		$127,647	3.43%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
The taxable-equivalent net interest income for the nine months ended September 30, 2017 was $138.18 million, an increase of 8.25% over the comparable period in 2016. The net interest margin on a fully taxable-equivalent basis was 3.56% compared to a net interest margin of 3.43% for the same period in 2016.
During the nine month period ended September 30, 2017, average earning assets increased $222.14 million or 4.47% over the comparable period in 2016. Average interest-bearing liabilities increased $172.77 million or 4.69%. The yield on average earning assets increased 18 basis points to 4.06% from 3.88% primarily due to higher rates on loans and leases and investment securities available- for-sale. The total cost of average interest-bearing liabilities increased 6 basis points to 0.67% from 0.61%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 13 basis points.

The largest contributor to the improved yield on average earning assets for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was an increase in yields on net loans and leases of 18 basis points primarily due to market conditions as a result of recent Federal interest rate increases. Average net loans and leases increased $193.87 million or 4.73%. Total average investment securities increased $38.02 million or 4.71%. Average mortgages held for sale decreased $0.86 million or 7.40%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper, declined $8.88 million or 16.86%.
Average interest-bearing deposits increased $121.95 million or 3.65% for the first nine months of 2017 over the same period in 2016. The effective rate paid on average interest-bearing deposits grew 6 basis points to 0.52% compared to 0.46%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a slight shift in the deposit mix.
Average short-term borrowings increased $38.59 million or 17.71% for the first nine months of 2017 compared to the same period in 2016. Interest paid on short-term borrowings increased 21 basis points. The growth in short-term borrowings was primarily the result of higher borrowings with the FHLB. Interest paid on subordinated notes decreased 6 basis points due to a conversion to a variable rate associated with one traunche that took effect September 15, 2017. Average long-term debt and mandatorily redeemable securities increased $12.24 million or 19.02%. Interest paid on long-term debt and mandatorily redeemable securities decreased 22 basis points due to lower rates on long-term debt.
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2017	2017	2016	2017	2016
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$54,430	$52,398	$48,300	$156,200	$143,036
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	152	152	150	454	434
(C)	- Tax-exempt investment securities	289	306	300	906	937
(D)	Interest income - FTE (A+B+C)	54,871	52,856	48,750	157,560	144,407
(E)	Interest expense (GAAP)	7,201	6,537	5,606	19,383	16,760
(F)	Net interest income (GAAP) (A–E)	47,229	45,861	42,694	136,817	126,276
(G)	Net interest income - FTE (D–E)	47,670	46,319	43,144	138,177	127,647
(H)	Annualization factor	3.967	4.011	3.978	1.337	1.336
(I)	Total earning assets	$5,300,838	$5,205,508	$5,066,375	$5,194,745	$4,972,604
	Net interest margin (GAAP-derived) (F*H)/I	3.53%	3.53%	3.35%	3.52%	3.39%
	Net interest margin - FTE (G*H)/I	3.57%	3.57%	3.39%	3.56%	3.43%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and nine month periods ended September 30, 2017 was $1.62 million and $5.36 million compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2016 of $2.07 million and $5.09 million, respectively. Net charge-offs of $0.16 million were recorded for the third quarter 2017, compared to net charge-offs of $4.63 million for the same quarter a year ago. Year-to-date net charge-offs of $0.53 million have been recorded in 2017, compared to net charge-offs of $4.31 million through September 30, 2016.

We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include the ongoing corruption scandals and political uncertainty in Latin American countries, the significant budget deficits in Brazil, the uncertain U.S. trade relationships with Mexico, and the heightened concerns globally of terrorist attacks. We include a factor in our loss ratios for the global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on our loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for the third quarter of 2017.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $240 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Values for some aircraft have not fully recovered. Once again, we are noting softening collateral values, particularly for private jets. We remain concerned about the prolonged low prices for several models. We also have some foreign exposure in this portfolio, particularly in Mexico and Brazil. Brazil is beginning to show some positive economic signs as it emerges from its worst recession in twenty-five years. However, the country continues to be plagued by corruption scandals. We continue to monitor individual customer performance and assess risks in the portfolio as a whole. We have assessed our reserve ratios, which were established based on the higher and more volatile loss histories and believe our reserve ratios remain appropriate.
Recently, our country has been impacted by a number of natural disasters. We serve customers through our Specialty Finance Group in the areas hardest hit by the hurricanes, i.e., Texas, Florida, and St. Thomas in the U.S. Virgin Islands. Customers most likely to be impacted are those in the auto and light truck portfolio and construction equipment portfolio. We have been in contact with most of our customers in affected areas. At this time, we do not believe these events will have a material impact on our portfolios. Additionally, we expect some of our construction equipment customers will benefit from increased work as a result of storm clean-up and rebuilding efforts.
On September 30, 2017, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.27% compared to 0.23% on September 30, 2016. The increase in delinquencies is largely attributable to the aircraft and auto and light truck portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.10% compared to 2.13% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2017 and 2016 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of September 30, 2017 and December 31, 2016 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Loans and leases past due 90 days or more	$208	$416	$611
Nonaccrual loans and leases	15,066	19,907	19,922
Other real estate	1,341	704	551
Repossessions	12,913	9,373	8,089
Equipment owned under operating leases	14	34	43
Total nonperforming assets	$29,542	$30,434	$29,216

Nonperforming assets as a percentage of loans and leases were 0.64% at September 30, 2017, 0.70% at December 31, 2016, and 0.68% at September 30, 2016. Nonperforming assets totaled $29.54 million at September 30, 2017, a decrease of 2.93% from the $30.43 million reported at December 31, 2016, and a 1.12% increase from the $29.22 million reported at September 30, 2016. The decrease in nonperforming assets during the first nine months of 2017 was mainly related to a reduction in nonaccrual loans and leases offset by an increase in repossessions and other real estate . The increase in nonperforming assets at September 30, 2017 from September 30, 2016 occurred primarily in repossessions and other real estate offset by a decrease in nonaccrual loans and leases.

The decrease in nonaccrual loans and leases at September 30, 2017 from December 31, 2016 occurred primarily in the aircraft, commercial real estate, residential real estate and construction equipment portfolios offset by increases in the medium and heavy duty truck and commercial and agricultural portfolios. The decrease in nonaccrual loans and leases at September 30, 2017 from September 30, 2016 occurred primarily in the aircraft, residential real estate and home equity and construction equipment portfolios offset by increases in the commercial and agricultural and medium and heavy duty truck portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2017 and December 31, 2016 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Commercial and agricultural	$—	$30	$62
Auto and light truck	387	32	28
Medium and heavy duty truck	—	—	—
Aircraft	12,012	9,335	7,828
Construction equipment	482	—	200
Commercial real estate	456	19	69
Residential real estate and home equity	885	655	453
Consumer	32	6	—
Total	$14,254	$10,077	$8,640

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,037	$4,691	346	7.38%	$15,665	$14,422	1,243	8.62%
Service charges on deposit accounts	2,468	2,366	102	4.31%	7,171	6,749	422	6.25%
Debit card	2,983	2,745	238	8.67%	8,719	8,160	559	6.85%
Mortgage banking	1,486	1,334	152	11.39%	3,737	3,495	242	6.92%
Insurance commissions	1,429	1,350	79	5.85%	4,506	4,146	360	8.68%
Equipment rental	7,917	6,657	1,260	18.93%	22,335	19,247	3,088	16.04%
Gains on investment securities available-for-sale	1,007	989	18	1.82%	2,757	790	1,967	NM
Other	3,265	2,533	732	28.90%	8,145	9,580	(1,435)	(14.98)%
Total noninterest income	$25,592	$22,665	2,927	12.91%	$73,035	$66,589	6,446	9.68%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and nine months ended September 30, 2017 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2017 and December 31, 2016 was $4.55 billion and $4.19 billion, respectively.

Service charges on deposit accounts were higher for the three and nine months ended September 30, 2017 over the comparable periods in 2016. The increase in service charges on deposit accounts primarily reflects a higher volume of nonsufficient fund transactions and an increase in fees for deposit accounts that went into effect during the first quarter of 2017.
Debit card income improved in the three and nine months ended September 30, 2017 over the same periods a year ago. The improvement in debit card income was mainly the result of an increased volume of debit card transactions in 2017.
Mortgage banking income increased in the three and nine months ended September 30, 2017 as compared to the same periods a year ago. The increase was primarily caused by higher mortgage fees and net servicing fees, offset by decreased gains on loan sales due to reduced profit margins and lower secondary market loan production.
Insurance commissions were higher during the three and nine months ended September 30, 2017 over the same periods a year ago. The increase in insurance commissions during the third quarter of 2017 compared to the same period in 2016 was primarily due to an increased book of business. The increase in insurance commissions for the first nine months of 2017 compared to the same period a year ago was mainly due to an increase in the book of business and higher contingent commissions received during 2017 resulting from increased sales and lower client claims.
Equipment rental income grew for the three and nine months ended September 30, 2017 over the comparable periods in 2016. The increase was the result of the average equipment rental portfolio growing 18.41% over the same period a year ago due to improving market conditions for equipment finance mainly in construction equipment and auto and light trucks. The growth in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Gains on investment securities available-for-sale during the three and nine months ended September 30, 2017 compared to the same periods in 2016 resulted primarily from the sale of marketable equity securities. These gains were offset by an OTTI loss of $0.19 million on a marketable equity security during the second quarter of 2017 compared with an OTTI loss of $0.29 million in 2016.
Other income increased for the three months ended September 30, 2017 and decreased for the nine months ended September 30, 2017 over the comparable periods in 2016. The increase during the third quarter of 2017 compared to the same period in 2016 was primarily a result of higher customer swap fees and solar tax equity investment gains offset by lower mutual fund income. The decline in other income for the first nine months of 2017 compared to the same period a year ago was mainly a result of gains on the liquidation of a partnership investment that occurred during 2016. Other items contributing to the decrease included lower monogram fund income and reduced mutual fund income. These decreases were offset by higher customer swap fees.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$22,016	$22,136	(120)	(0.54)%	$64,073	$64,681	(608)	(0.94)%
Net occupancy	2,806	2,435	371	15.24%	7,768	7,243	525	7.25%
Furniture and equipment	5,363	4,898	465	9.49%	15,264	14,499	765	5.28%
Depreciation – leased equipment	6,565	5,570	995	17.86%	18,541	16,115	2,426	15.05%
Professional fees	1,765	1,244	521	41.88%	4,514	3,653	861	23.57%
Supplies and communication	1,316	1,256	60	4.78%	3,911	4,138	(227)	(5.49)%
FDIC and other insurance	693	647	46	7.11%	1,889	2,437	(548)	(22.49)%
Business development and marketing	1,199	1,263	(64)	(5.07)%	4,352	3,268	1,084	33.17%
Loan and lease collection and repossession	1,093	324	769	NM	2,058	1,136	922	81.16%
Other	1,644	1,372	272	19.83%	4,314	4,714	(400)	(8.49)%
Total noninterest expense	$44,460	$41,145	3,315	8.06%	$126,684	$121,884	4,800	3.94%
Salaries and employee benefits decreased slightly during the three and nine months ended September 30, 2017 compared to the same periods in 2016. The reduction for 2017 was mainly due to lower group insurance costs offset by higher base salary expense and executive incentives. Group insurance costs decreased as a result of overall lower health insurance claims experience. Higher base salary expense was primarily due to normal performance raises.

Net occupancy expense grew during the three and nine months ended September 30, 2017 compared to the same periods a year ago. The increase in 2017 was mainly attributed to higher depreciation resulting from the demolition and rebuild of a banking center and increased repair and maintenance costs compared to 2016.
Furniture and equipment expense, including depreciation, increased during the three and nine months ended September 30, 2017 compared to the same periods in 2016. Furniture and equipment expense was higher in 2017 mainly due to software maintenance expense.
During the third quarter and first nine months of 2017, depreciation on leased equipment grew in conjunction with the growth in equipment rental income as compared to the same periods one year ago.
Professional fees increased during the third quarter and first nine months of 2017 compared to the same periods a year ago. The increase was mainly due to increased utilization of consulting services offset by lower legal fees.
Supplies and communication expense was flat during the third quarter of 2017 and decreased during the first nine months of 2017 compared to the same periods a year ago. The reduction resulted primarily from a decrease in postage offset by an increase in printing.
FDIC and other insurance was flat during the three months ended September 30, 2017 and declined during the first nine months of 2017 compared to the same periods in 2016. The decrease in 2017 was mainly due to lower assessments as a result of the Deposit Insurance Fund’s reserve ratio exceeding the FDIC’s established benchmark.
Business development and marketing expense decreased slightly during the third quarter and increased during the first nine months of 2017 compared to the same periods a year ago. The increased expense for the first nine months of 2017 compared to 2016 was mainly the result of higher charitable contributions and additional marketing promotions.
Loan and lease collection and repossession expense increased during the three and nine months ended September 30, 2017 compared to the same periods in 2016. The higher expense during the third quarter of 2017 over the same period a year ago was mainly due to increased valuation adjustments and higher general collection and repossession expenses. Loan and lease collection and expense increased for the first nine months of 2017 compared to the same period in 2016 primarily due to higher general collection and repossession expenses, losses on the sale of repossessed assets and other real estate, increased valuation adjustments and lower recoveries on repurchased mortgage loans.
Other expenses were higher during the three months ended September 30, 2017 and lower during the first nine months of 2017 compared to the same periods in 2016. The increase during the third quarter of 2017 over a year ago primarily related to higher residential mortgage foreclosure expenses and a higher provision on unfunded loan commitments offset by decreased ATM losses and intangible asset amortization. The decrease during the first nine months of 2017 compared to the same period in 2016 was mainly the result of higher gains on the sale of leased equipment, reduced ATM losses, fewer swap valuation adjustments and decreased intangible asset amortization, offset by increased training expenses and impairment writedowns on branches closed in the third quarter of 2017.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2017 was $9.56 million and $27.75 million, compared to $7.88 million and $23.33 million for the same periods in 2016. The effective tax rate was 35.75% and 35.59% for the third quarter ended September 30, 2017 and 2016, respectively and 35.67% and 35.41% for the nine months ended September 30, 2017 and 2016, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2016. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2017	—	$—	—	1,386,174
August 01 - 31, 2017	—	—	—	1,386,174
September 01 - 30, 2017	—	—	—	1,386,174

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

1st Source Corporation

DATE	October 19, 2017	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	October 19, 2017	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer