Form 10-K
period 2017-12-31
1ST SOURCE CORP
filed 2018-02-16
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $937,016,186
The number of shares outstanding of each of the registrant’s classes of stock as of February 9, 2018: Common Stock, without par value — 25,954,101 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2018 Proxy Statement for the 2018 annual meeting of shareholders to be held April 19, 2018, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 79 banking center locations in 17 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 23 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks and construction equipment. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2017, we had consolidated total assets of $5.89 billion, total loans and leases of $4.53 billion, total deposits of $4.75 billion, and total shareholders’ equity of $718.54 million.
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
Specialty Finance Group Services — 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive equipment loan and lease products addressing the financing needs of a broad array of companies. This group can be broken down into four areas: new and used aircraft; auto and light trucks; construction equipment; and medium and heavy duty trucks.
Aircraft financing consists of financings for new and used general aviation aircraft (including helicopters) for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. For many years, on a limited and selective basis, 1st Source Bank has provided international aircraft financing, primarily in Mexico and Brazil. Aircraft finance receivables generally range from $500,000 to $20 million with fixed or variable interest rates and terms of one to ten years.
The auto and light truck division (including specialty vehicles such as motor coaches, shuttle buses, step vans, work trucks and funeral cars) consists of fleet financings to automobile and light truck rental companies, commercial leasing companies, and single unit to fleet financing for users of specialty vehicles. The auto and light truck finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of one to eight years.
Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of one to seven years.

The medium and heavy duty truck division provides fleet financing for highway tractors, medium duty trucks (including environmental vehicles) and trailers to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $15 million with fixed or variable interest rates and terms of three to seven years.
The group also generates equipment rental income through the leasing of construction equipment, various types of trucks, vans, automobiles, motor coaches, shuttle buses and other equipment through operating leases to clients.
In addition to loan and lease financings during 2017, the group had average total deposits of approximately $64 million.
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
We compete against these financial institutions by being convenient to do business with, and by taking the time to listen and understand our clients’ needs. We deliver personalized, one-on-one banking through knowledgeable local members of the community always keeping the clients’ best interest in mind while offering a full array of products and highly personalized services. We rely on our history and our reputation in northern Indiana dating back to 1863.
EMPLOYEES
At December 31, 2017, we had approximately 1,125 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

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
We are conscious of our paper usage, recognizing that we depend on printed materials for important day-to-day office work, client communications, and acquiring new clients. Increasingly, consumers demand more environmentally sustainable options and prefer online statements and correspondence rather that printed materials. The majority of the paper used in our facilities is recycled through our secure shred program and in 2017 we recycled 310,000 pounds of paper.
Additionally, we are utilizing various sustainable practices in some of our facilities such as LED lights, daylight harvesting sensors, programmable thermostats, 95% or higher furnace systems, drip irrigation, 90% recycled mats, and sustainable landscaping and irrigation systems.
Embracing opportunities for new products, services and partnerships — In 2017, we increased our focus on renewable energy sources through lending and investment partnerships with renewable energy providers. We recognize the opportunities and complexities associated with energy financing and understand the value of innovative technology that leverages the wind and sun, which are sustainable from an environmental and financial perspective. We will continue to finance and invest in sustainable opportunities, and we will explore new opportunities to develop products and solutions that support our clients and advance sustainability.
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

Capital Standards — The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions.
In July 2013, the Federal Reserve and other federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and for bank holding companies with greater than $500 million in assets. Under these final rules, minimum requirements will increase for both the quantity and quality of capital held by 1st Source and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. A three-year phase in period for the capital buffer requirement began in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.
The final rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. The final rules do not, however, adopt the changes in the proposed rule to the risk weights assigned to certain mortgage loan assets. The final rules instead adopt the risk weights for residential mortgages under the existing general risk-based capital rules, which assign a risk weight of either 50% (for most first-lien exposures) or 100% for other residential mortgage exposures. Similarly, the final rules do not adopt the proposed rule’s elimination of Tier 1 treatment of trust preferred securities for banking organizations with less than $15 billion in assets as of December 31, 2010. Instead, the final rules permit these banking organizations to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital.
These new minimum capital ratios became effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. As of December 31, 2017, we were in compliance with all applicable regulatory capital requirements. Management also believes that, as of that date, we would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis had those requirements been currently in effect.
Prompt Corrective Action Regulations — The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2017, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.
FDIC Deposit Insurance Assessments —The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was signed into law on July 21, 2010, changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directs the FDIC to calculate the deposit insurance assessments payable by each insured depository institution based generally upon the institution’s average total consolidated assets minus its average tangible equity during the assessment period. Previously, an institution’s assessments were based on the amount of its insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds.
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
Interstate Branching — The Dodd-Frank Act expanded the authority of a state or national bank to open offices in other states. A state or national bank may now open a de novo branch in a state where the bank does not already operate a branch if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch. This provision removed restrictions under prior law that restricted a state or national bank from expanding into another state unless the laws of the bank’s home state and the laws of the other state both permitted out-of-state banks to open de novo branches.

Gramm-Leach-Bliley Act of 1999 — The GLBA removed barriers to affiliations among banks, insurance companies, the securities industry, and other financial service providers, and provides greater flexibility to these organizations in structuring such affiliations. The GLBA also expanded the types of financial activities a bank may conduct through a financial subsidiary and established a distinct type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature.” These activities include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. A bank holding company may become a financial holding company only if all of its subsidiary financial institutions are well-capitalized and well-managed and have at least a satisfactory Community Reinvestment Act (CRA) rating. While we meet these standards, we do not currently intend to file notice with the Federal Reserve to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank. The GLBA also includes privacy protections for nonpublic personal information held by financial institutions regarding their customers, and establishes a system of functional regulation that makes the Federal Reserve the “umbrella supervisor” for holding companies, and other federal and state agencies the supervisor of the holding company’s subsidiaries.
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
USA Patriot Act of 2001 — The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions. The regulations adopted by the Treasury under the USA Patriot Act require financial institutions to maintain appropriate controls to combat money laundering activities, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and provide records related to suspected anti-money laundering activities upon request from federal authorities. A financial institution’s failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, and could also have other serious legal and reputational consequences for the institution. We have established policies, procedures and systems designed to comply with these regulations.
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

Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. For 2018, the Bank must maintain reserves of 3.00% against net transaction accounts greater than $16.00 million and up to $122.30 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $122.30 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.
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
Consumer Financial Protection Laws — The Bank is subject to a number of federal and state consumer financial protection laws and regulations that extensively govern its transactions with consumers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Service Members Civil Relief Act. 1st Source Bank must also comply with applicable state usury laws and other laws prohibiting unfair and deceptive acts and practices. These laws, among other things, require disclosures of the cost of credit and the terms of deposit accounts, prohibit discrimination in credit transactions, regulate the use of credit report information, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of these laws may expose us to liability from potential lawsuits brought by affected customers. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce these consumer financial protection laws, in which case we may be subject to regulatory sanctions, civil money penalties, and customer rescission rights. Failure to comply with these laws may also cause the Federal Reserve or DFI to deny approval of any applications we may file to engage in merger and acquisition transactions with other financial institutions.

Dodd-Frank Wall Street Reform and Consumer Protection Act — The Dodd-Frank Act, which was signed into law in 2010, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affected the regulation of community banks, thrifts, and small bank and thrift holding companies. Among other things, these provisions relaxed rules on interstate branching, allow financial institutions to pay interest on business checking accounts, and impose heightened capital requirements on bank and thrift holding companies. The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions. These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders.
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
Liquidity Requirements — Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
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

Credit Risks
We are subject to credit risks relating to our loan and lease portfolios — We have certain lending policies and procedures in place that are designed to optimize loan and lease income within an acceptable level of risk. Our management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing our management with frequent reports related to loan and lease production, loan quality, concentrations of credit, loan and lease delinquencies, and nonperforming and potential problem loans and leases. Diversification in the loan and lease portfolios is a means of managing risk associated with fluctuations in economic conditions.
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
Our construction and transportation related businesses could be adversely affected by slowdowns in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by rapid increases or decreases in fuel costs, terrorist and other potential attacks, and other destabilizing events. These factors could contribute to the deterioration of the quality of our loan and lease portfolio, as they could have a negative impact on the travel and transportation sensitive businesses for which our specialty finance businesses provide financing.
Our aircraft portfolio has foreign exposure, particularly in Mexico and Brazil. We establish exposure limits for each country through a centralized oversight process, and in consideration of relevant economic, political, social and legal risks. We monitor exposures closely and adjust our country limits in response to changing conditions. Currency fluctuations could have a negative impact on our client’s cost of paying dollar denominated debts and, as a result, we could experience higher delinquency in this portfolio. Also, since some of the relationships in this portfolio are large, a slowdown could have a significant adverse impact on our performance.
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
Changes in economic conditions may negatively impact the fees generated by our trust and wealth advisory business — Trust and wealth advisory fees are largely based on the size of client relationships and the market value of assets held under management. Changes in general economic conditions and in the financial and securities markets may negatively impact the value of our clients’ wealth management accounts and the market value of assets held under management. Market declines, reductions in the value of our clients’ accounts, and the loss of wealth management clients may negatively impact the fees generated by our trust and wealth management business and could have an adverse effect on our business, financial condition and results of operations.

Liquidity Risks
We could experience an unexpected inability to obtain needed liquidity — Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations. Additionally, under Indiana law governing the collateralization of public fund deposits, the Indiana Board for Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future, which could adversely affect our liquidity depending on the amount of collateral we may be required to pledge.
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
Additionally, we issue debit cards which are susceptible to compromise at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon the retailers’ vigilance and willingness to invest in technology and upgrades. Issuing debit cards to our clients exposes us to potential losses which, in the event of a data breach at one or more major retailers may adversely affect our business, financial condition, and results of operations.

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
Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results — We invest and/or finance certain tax-advantaged projects promoting affordable housing, community redevelopment and renewable energy sources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be fully realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable tax code and the ability of the projects to be completed and properly managed.
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
Reputational Risks
Competition from other financial services providers could adversely impact our results of operations — The banking and financial services business is highly competitive. We face competition in making loans and leases, attracting deposits and providing insurance, investment, trust and wealth advisory, and other financial services. Increased competition in the banking and financial services businesses may reduce our market share, impair our growth or cause the prices we charge for our services to decline. Our results of operations may be adversely impacted in future periods depending upon the level and nature of competition we encounter in our various market areas.
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
 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2017, 1st Source leases approximately 69% of the office space in this complex.
At December 31, 2017, we owned or leased property and/or buildings where 1st Source Bank’s 79 banking centers were located. Our facilities are located in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. Additionally, we utilize an operations center and our former headquarters building for business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
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

	2017 Sales Price		Cash Dividends	2016 Sales Price		Cash Dividends
Common Stock Prices (quarter ended)	High	Low	Paid	High	Low	Paid
March 31	$49.11	$42.15	$0.18	$33.50	$27.01	$0.18
June 30	50.78	43.58	0.19	34.83	30.32	0.18
September 30	51.80	44.59	0.19	35.99	31.50	0.18
December 31	53.29	47.16	0.20	45.61	33.27	0.18
As of February 9, 2018, there were 818 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

300
275
250
225
200
175
150
125
100
75
2012
2013
2014
2015
2016
2017
100
100
100
148
141
140
163
161
151
172
165
159
244
215
187
275
243
234
1st Source
NASDAQ Index
Peer Group

* Assumes $100 invested on December 31, 2012, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 41 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin. The following companies included in this peer group in last year’s annual report have not been included this year, all due to being acquired during 2017: Baylake Corp, Cheviot Financial Corporation, Firstmerit Corp, Private Bancorp and Your Community Bancshares, Inc.
NOTE: Total return assumes reinvestment of dividends.

The following table shows our share repurchase activity during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2017	—	$—	—	1,386,174
November 01 - 30, 2017	—	—	—	1,386,174
December 01 - 31, 2017	—	—	—	1,386,174

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

(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Interest income	$212,385	$191,760	$184,684	$178,554	$179,585
Interest expense	26,754	22,101	18,163	18,225	22,768
Net interest income	185,631	169,659	166,521	160,329	156,817
Provision for loan and lease losses	8,980	5,833	2,160	3,733	772
Net interest income after provision for loan and lease losses	176,651	163,826	164,361	156,596	156,045
Noninterest income	98,706	88,945	83,316	77,887	77,212
Noninterest expense	173,997	163,645	159,114	150,040	149,314
Income before income taxes	101,360	89,126	88,563	84,443	83,943
Income taxes	33,309	31,340	31,077	26,374	28,985
Net income	$68,051	$57,786	$57,486	$58,069	$54,958

Assets at year-end	$5,887,284	$5,486,268	$5,187,916	$4,829,958	$4,722,826
Long-term debt and mandatorily redeemable securities at year-end	70,060	74,308	57,379	56,232	58,335
Shareholders’ equity at year-end	718,537	672,650	644,053	614,473	585,378
Basic net income per common share	2.60	2.22	2.17	2.17	2.03
Diluted net income per common share	2.60	2.22	2.17	2.17	2.03
Cash dividends per common share	0.760	0.720	0.671	0.645	0.618
Dividend payout ratio	29.23%	32.45%	30.85%	29.71%	30.49%
Return on average assets	1.21%	1.08%	1.15%	1.21%	1.19%
Return on average common shareholders’ equity	9.69%	8.71%	9.05%	9.65%	9.55%
Average common shareholders’ equity to average assets	12.46%	12.38%	12.72%	12.52%	12.49%
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing our results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis you are encouraged to review the consolidated financial statements and statistical data presented in this document.
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
Mortgage Servicing Rights Valuation — We recognize as assets the rights to service mortgage loans for others, known as mortgage servicing rights (MSRs), whether the servicing rights are acquired through purchases or through originated loans. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the precise terms and conditions may not be readily available. As such, the value of MSRs is established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The estimated rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates (which are used to determine prepayment rates), and discount rates are held constant over the estimated life of the portfolio. Estimated mortgage loan prepayment rates are derived from a third-party. MSRs are carried at the lower of amortized cost or fair value. The values of these assets are sensitive to changes in the assumptions used and readily available market pricing does not exist. The valuation of MSRs is discussed further in Note 21, “Fair Value Measurements.”

EARNINGS SUMMARY
Net income in 2017 was $68.05 million, up from $57.79 million in 2016 and up from $57.49 million in 2015. Diluted net income per common share was $2.60 in 2017, $2.22 in 2016, and $2.17 in 2015. Return on average total assets was 1.21% in 2017 compared to 1.08% in 2016, and 1.15% in 2015. Return on average common shareholders’ equity was 9.69% in 2017 versus 8.71% in 2016, and 9.05% in 2015.
Net income in 2017, as compared to 2016, was positively impacted by a $15.97 million or 9.41% increase in net interest income and a $9.76 million or 10.97% increase in noninterest income, which was offset by a $3.15 million or 53.95% increase in provision for loan and lease losses and a $10.35 million or 6.33% increase in noninterest expense. Net income in 2016 was positively impacted by a $3.14 million or 1.88% increase in net interest income and a $5.63 million or 6.76% increase in noninterest income, which was offset by a $3.67 million or 170.05% increase in provision for loan and lease losses and a $4.53 million or 2.85% increase in noninterest expense over 2015.
Dividends paid on common stock in 2017 amounted to $0.760 per share, compared to $0.720 per share in 2016, and $0.671 per share in 2015. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.57% in 2017, compared to 3.43% in 2016 and 3.60% in 2015. Net interest income was $185.63 million for 2017, compared to $169.66 million for 2016 and $166.52 million for 2015. Tax-equivalent net interest income totaled $187.43 million for 2017, up $15.94 million from the $171.48 million reported in 2016. Tax-equivalent net interest income for 2016 was up $3.27 million from the $168.22 million reported for 2015.
During 2017, average earning assets increased $247.17 million or 4.94% while average interest-bearing liabilities increased $193.86 million or 5.25% over the comparable period in 2016. The yield on average earning assets increased 21 basis points to 4.08% for 2017 from 3.87% for 2016 primarily due to higher rates on loans and leases and investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 9 basis points to 0.69% during 2017 from 0.60% in 2016 as a result of the rising interest rate environment. The result to the net interest margin was an increase of 14 basis points.
The largest contributor to the increase in the yield on average earning assets in 2017 was the 22 basis point improvement in the loan and lease portfolio yield primarily due to market conditions as a result of Federal interest rate increases. Average net loans and leases increased $219.87 million or 5.34% in 2017 from 2016 while the yield increased to 4.50%.
During 2017, the tax-equivalent yield on investment securities available-for-sale increased 10 basis points to 2.04% while the average balance grew $42.38 million. Average mortgages held for sale decreased $1.64 million during 2017 and the yield increased 22 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper decreased $13.43 million during 2017 while the yield increased 77 basis points. The increase in yield for mortgages held for sale and other investments was primarily a result of lower outstanding balances at higher rates.
Average interest-bearing deposits increased $151.37 million during 2017 while the effective rate paid on those deposits increased 10 basis points. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a slight shift in the deposit mix. Average noninterest-bearing demand deposits increased $39.18 million during 2017.
Average short-term borrowings increased $34.36 million during 2017 while the effective rate paid increased 20 basis points. The increase in short-term borrowings was primarily the result of increased borrowings with the Federal Home Loan Bank. Average long-term debt increased $8.13 million during 2017 as the effective rate increased 12 basis points. The increase in effective rate in 2017 was primarily due to increased borrowings at rates higher than existing debt.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 35% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$728,501	$13,693	1.88%	$684,503	$11,777	1.72%	$664,480	$11,929	1.80%
Tax-exempt(1)	126,378	3,747	2.96%	127,998	3,981	3.11%	122,500	4,406	3.60%
Mortgages held for sale	10,754	429	3.99%	12,396	467	3.77%	11,099	439	3.96%
Loans and leases, net of unearned discount(1)	4,333,375	194,918	4.50%	4,113,508	176,116	4.28%	3,837,149	168,611	4.39%
Other investments	52,086	1,393	2.67%	65,517	1,244	1.90%	33,583	997	2.97%
Total earning assets(1)	5,251,094	214,180	4.08%	5,003,922	193,585	3.87%	4,668,811	186,382	3.99%
Cash and due from banks	62,137			60,753			61,400
Reserve for loan and lease losses	(92,187)			(90,206)			(87,208)
Other assets	417,278			386,216			351,205
Total assets	$5,638,322			$5,360,685			$4,994,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,510,197	$19,202	0.55%	$3,358,827	$15,267	0.45%	$3,106,990	$11,489	0.37%
Short-term borrowings	245,235	1,115	0.45%	210,876	525	0.25%	236,940	484	0.20%
Subordinated notes	58,764	4,002	6.81%	58,764	4,220	7.18%	58,764	4,220	7.18%
Long-term debt and mandatorily redeemable securities	74,973	2,435	3.25%	66,842	2,089	3.13%	57,245	1,970	3.44%
Total interest-bearing liabilities	3,889,169	26,754	0.69%	3,695,309	22,101	0.60%	3,459,939	18,163	0.52%
Noninterest-bearing deposits	983,050			943,874			854,070
Other liabilities	63,684			57,799			44,702
Shareholders’ equity	702,419			663,703			635,497
Total liabilities and shareholders’ equity	$5,638,322			$5,360,685			$4,994,208
Less: Fully tax-equivalent adjustments		(1,795)			(1,825)			(1,698)
Net interest income/margin (GAAP-derived)(1)		$185,631	3.54%		$169,659	3.39%		$166,521	3.57%
Fully tax-equivalent adjustments		1,795			1,825			1,698
Net interest income/margin - FTE(1)		$187,426	3.57%		$171,484	3.43%		$168,219	3.60%
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

(Dollars in thousands)		2017	2016	2015
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$212,385	$191,760	$184,684
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	621	584	284
(C)	- Tax-exempt investment securities	1,174	1,241	1,414
(D)	Interest income - FTE (A+B+C)	214,180	193,585	186,382
(E)	Interest expense (GAAP)	26,754	22,101	18,163
(F)	Net interest income (GAAP) (A-E)	185,631	169,659	166,521
(G)	Net interest income - FTE (D-E)	187,426	171,484	168,219
(H)	Total earning assets	$5,251,094	$5,003,922	$4,668,811
	Net interest margin (GAAP-derived) (F/H)	3.54%	3.39%	3.57%
	Net interest margin - FTE (G/H)	3.57%	3.43%	3.60%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2017 compared to 2016
Interest earned on:
Investment securities available-for-sale:
Taxable	$786	$1,130	$1,916
Tax-exempt	(50)	(184)	(234)
Mortgages held for sale	(64)	26	(38)
Loans and leases, net of unearned discount	9,658	9,144	18,802
Other investments	(290)	439	149
Total earning assets	$10,040	$10,555	$20,595
Interest paid on:
Interest-bearing deposits	$713	$3,222	$3,935
Short-term borrowings	97	493	590
Subordinated notes	—	(218)	(218)
Long-term debt and mandatorily redeemable securities	262	84	346
Total interest-bearing liabilities	$1,072	$3,581	$4,653
Net interest income - FTE	$8,968	$6,974	$15,942

2016 compared to 2015
Interest earned on:
Investment securities available-for-sale:
Taxable	$353	$(505)	$(152)
Tax-exempt	191	(616)	(425)
Mortgages held for sale	50	(22)	28
Loans and leases, net of unearned discount	11,914	(4,409)	7,505
Other investments	700	(453)	247
Total earning assets	$13,208	$(6,005)	$7,203
Interest paid on:
Interest-bearing deposits	$987	$2,791	$3,778
Short-term borrowings	(57)	98	41
Subordinated notes	—	—	—
Long-term debt and mandatorily redeemable securities	311	(192)	119
Total interest-bearing liabilities	$1,241	$2,697	$3,938
Net interest income - FTE	$11,967	$(8,702)	$3,265

Noninterest Income — Noninterest income increased $9.76 million or 10.97% in 2017 from 2016 following a $5.63 million or 6.76% increase in 2016 over 2015. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2017	2016	2015
Noninterest income:
Trust and wealth advisory	$20,980	$19,256	$19,126
Service charges on deposit accounts	9,564	9,053	9,313
Debit card	11,809	10,887	10,217
Mortgage banking	4,796	4,496	4,570
Insurance commissions	5,889	5,513	5,465
Equipment rental	30,381	25,863	22,302
Gains on investment securities available-for-sale	4,340	1,796	4
Other	10,947	12,081	12,319
Total noninterest income	$98,706	$88,945	$83,316

Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased $1.72 million or 8.95% in 2017 from 2016 compared to a slight increase in 2016 over 2015. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2017 and 2016 was $4.63 billion and $4.19 billion, respectively. At December 31, 2017, these trust assets were comprised of $3.00 billion of personal and agency trusts and estate administration assets, $1.12 billion of employee benefit plan assets, $0.40 million of individual retirement accounts, and $0.11 million of custody assets.
Service charges on deposit accounts increased $0.51 million or 5.64% in 2017 from 2016 compared to a decrease of $0.26 million or 2.79% in 2016 from 2015. The growth in service charges on deposit accounts in 2017 was primarily due to a higher volume of nonsufficient fund transactions and an increase in fees for deposit accounts that went into effect during the first quarter of 2017. The decrease in service charges on deposit accounts in 2016 primarily reflects a lower volume of nonsufficient fund transactions and a decrease in paper statement fees as clients continue to move to online access for account statements.
Debit card income improved $0.92 million or 8.47% in 2017 from 2016 compared to an increase of $0.67 million or 6.56% in 2016 from 2015. The increase in 2017 and 2016 was the result of an increased volume of debit card transactions.
Mortgage banking income increased $0.30 million or 6.67% in 2017 over 2016, compared to a slight decline in 2016 over 2015. We had no MSR impairment in 2017, 2016 or 2015. During 2017, 2016 and 2015, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2017, mortgage banking income was positively impacted by higher loan servicing fees, offset by lower gains on loan sales due to reduced profit margins and lower secondary market production. During 2016, mortgage banking income was negatively impacted by lower loan servicing fees offset by increased gains on loan sales due to increased profit margins.
Insurance commissions grew $0.38 million or 6.82% in 2017 compared to 2016 and were flat in 2016 compared to 2015. The increase in insurance commissions during 2017 was mainly due to an increase in the book of business and higher contingent commissions received resulting from increased sales and lower client claims.
Equipment rental income generated from operating leases increased by $4.52 million or 17.47% during 2017 from 2016 compared to an increase of $3.56 million or 15.97% during 2016 from 2015. The average equipment rental portfolio increased 20.01% in 2017 over 2016 and 25.41% in 2016 over 2015 as the result of growth in construction equipment and auto and light trucks. In 2017 and 2016, the increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Sales of investment securities available-for-sale resulted in net gains of $4.34 million for the year ended 2017 compared to gains of $1.80 million for the year ended 2016 and gains of $4,000 for the year ended 2015. During 2017, gains of $7.43 million were the result of sales of marketable equity securities. These gains were offset by losses of $2.90 million on sales of federal agencies and mortgage-backed securities from repositioning the investment portfolio and an other than temporary impairment charge of $0.19 million on a marketable equity security. The gains in 2016 were the result of sales of marketable equity securities and U.S. States and political subdivisions securities offset by an other than temporary impairment charge of $0.29 million on a marketable equity security.
Other income decreased $1.13 million or 9.39% in 2017 from 2016 compared to a decline of $0.24 million or 1.93% in 2016 from 2015. The reduction in 2017 was mainly a result of gains on the liquidation of a partnership investment that occurred during 2016. Other items contributing to the decrease included lower monogram fund income and reduced brokerage fees and commissions. These decreases were offset by higher customer swap fees. The decrease in 2016 was mainly the result of lower monogram fund income, decreased customer swap fees and a reduction in claim proceeds from bank owned life insurance offset by gains on the liquidation of a partnership investment required by the Volcker Rule and higher brokerage fees and commissions.

Noninterest Expense — Noninterest expense increased $10.35 million or 6.33% in 2017 over 2016 following a $4.53 million or 2.85% increase in 2016 from 2015. The following table shows noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2017	2016	2015
Noninterest expense:
Salaries and employee benefits	$86,912	$86,837	$86,133
Net occupancy	10,624	9,686	9,768
Furniture and equipment	20,769	19,500	18,348
Depreciation — leased equipment	25,215	21,678	18,280
Professional fees	6,810	5,161	4,682
Supplies and communications	5,355	5,244	6,011
FDIC and other insurance	2,537	3,147	3,412
Business development and marketing	7,477	4,936	4,837
Loan and lease collection and repossession	2,724	1,600	667
Other	5,574	5,856	6,976
Total noninterest expense	$173,997	$163,645	$159,114
Total salaries and employee benefits increased slightly in 2017 from 2016, following a slight increase in 2016 from 2015.
Employee salaries increased $0.87 million or 1.25% in 2017 from 2016 compared to an increase of $1.11 million of 1.61% in 2016 from 2015. The increase in 2017 was mainly a result of higher base salaries and executive incentives. Higher base salary expense was primarily due to normal performance raises. The increase in 2016 was mainly a result of higher base salaries offset by lower executive incentives. Higher base salary expense was primarily due to normal performance raises.
Employee benefits decreased $0.80 million or 4.70% in 2017 from 2016, compared to a $0.41 million or 2.35% decrease in 2016 from 2015. During 2017 and 2016, group insurance costs declined as a result of overall lower health insurance claims experience.
Occupancy expense increased $0.94 million or 9.68% in 2017 from 2016, compared to being flat in 2016 from 2015. The higher expense in 2017 was mainly attributed to higher depreciation resulting from the demolition and rebuild of a banking center, increased repair and maintenance costs, and increased rent expense.
Furniture and equipment expense, including depreciation, grew by $1.27 million or 6.51% in 2017 from 2016 compared to an increase of $1.15 million or 6.28% in 2016 from 2015. The higher expense in 2017 was primarily due to increased software maintenance costs and software costs related to a customer relationship management project. The higher expense in 2016 was mainly due to increased software maintenance costs, depreciation on new equipment with banking center remodels and computer processing charges.
Depreciation on equipment owned under operating leases increased $3.54 million or 16.32% in 2017 from 2016, following a $3.40 million or 18.59% increase in 2016 from 2015. In 2017 and 2016, depreciation on equipment owned under operating leases correlates with the growth in equipment rental income.
Professional fees grew $1.65 million or 31.95% in 2017 from 2016, compared to a $0.48 million or 10.23% increase in 2016 from 2015. The higher expense in 2017 was primarily due to increased utilization of consulting services related to a customer relationship management project and information technology projects offset by lower legal fees. The increase in 2016 was primarily due to higher legal fees and the increased utilization of consulting services.
Supplies and communications expense increased slightly in 2017 from 2016, and decreased $0.77 million or 12.76% in 2016 from 2015. The reduction in 2016 was mainly the result of costs associated with replacing debit cards with embedded EMV chip cards in 2015 and lower telephone charges.
FDIC and other insurance expense decreased $0.61 million or 19.38% in 2017 from 2016 and decreased $0.27 million or 7.76% in 2016 from 2015. The decline in 2017 and 2016 was mainly due to lower assessments as a result of the Deposit Insurance Fund’s reserve ratio exceeding the FDIC’s established benchmark.
Business development and marketing expenses increased $2.54 million or 51.48% in 2017 from 2016 compared to a slight increase in 2016 from 2015. The higher expense in 2017 was mainly the result of higher charitable contributions of $2.01 million and additional marketing expenses. The lower expense in 2016 was the result of decreased charitable contributions offset by increased marketing promotions.

Loan and lease collection and repossession expenses increased $1.12 million or 70.25% in 2017 from 2016 compared to an increase of $0.93 million or 139.88% in 2016 from 2015. Loan and lease collection and repossession expense was higher in 2017 primarily due to higher general collection and repossession expenses and increased valuation adjustments. The increase in 2016 was mainly due to lower recoveries on repurchased mortgage loans, fewer gains on the sale of other real estate owned and repossessions and an increase in general collection and repossession expenses offset by decreased valuation adjustments.
Other expenses declined $0.28 million or 4.82% in 2017 as compared to 2016 and decreased $1.12 million or 16.06% in 2016 as compared to 2015. The decrease in 2017 was mainly the result of higher gains on sale of operating leased equipment and fixed assets and reduced intangible asset amortization as items fully amortize offset by higher provision on unfunded loan commitments and increased training expenses. The decrease in 2016 was mainly the result of reduced residential mortgage foreclosure expenses, lower provision on unfunded loan commitments, higher gains on the sale of fixed assets, reduced intangible asset amortization as items fully amortize offset by higher fraud losses and reduced gains on the sale of operating lease equipment.
Income Taxes — 1st Source recognized income tax expense in 2017 of $33.31 million, compared to $31.34 million in 2016, and $31.08 million in 2015. The effective tax rate in 2017 was 32.86% compared to 35.16% in 2016, and 35.09% in 2015. The 2017 provision for income taxes included a one-time benefit of $2.61 million from the revaluation of net deferred tax liabilities. This benefit was a result of federal tax legislation enacted in December 2017 that reduced the corporate income tax rate from 35% to 21%, effective January 1, 2018.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31.

(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial and agricultural	$929,997	$812,264	$744,749	$710,758	$679,492
Auto and light truck	496,816	411,764	425,236	397,902	391,649
Medium and heavy duty truck	296,935	294,790	278,254	247,153	237,854
Aircraft	844,657	802,414	778,012	727,665	738,133
Construction equipment	563,437	495,925	455,565	399,940	333,088
Commercial real estate	741,568	719,170	700,268	616,587	583,997
Residential real estate and home equity	526,122	521,931	490,468	476,504	495,273
Consumer	128,146	129,813	122,140	112,065	89,838
Total loans and leases	$4,527,678	$4,188,071	$3,994,692	$3,688,574	$3,549,324
At December 31, 2017, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2017, were $4.53 billion and were 76.91% of total assets, compared to $4.19 billion and 76.34% of total assets at December 31, 2016. Average loans and leases, net of unearned discount, increased $219.87 million or 5.34% and increased $276.36 million or 7.20% in 2017 and 2016, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, increased $117.73 million or 14.49% in 2017 over 2016. Commercial and agricultural lending outstandings were $930.00 million and $812.26 million at December 31, 2017 and December 31, 2016, respectively. This increase was mainly attributed to growth in our new solar financing initiatives and an improved economy in our target markets, resulting in greater line of credit usage and the financing of increased capital expenditures by our clients. During 2017, we grew our solar loan and lease outstandings by $56.77 million or 288.08% to $76.48 million.
Auto and light truck loans increased $85.05 million or 20.66% in 2017 over 2016. At December 31, 2017, auto and light truck loans had outstandings of $496.82 million and $411.76 million at December 31, 2016. This increase was primarily attributable to targeted growth in the motor coach and shuttle bus segments of $52.46 million, continued growth in the commercial lessor segment and deeper penetration in the car rental segment.
Medium and heavy duty truck loans and leases grew slightly in 2017. Medium and heavy duty truck financing at December 31, 2017 and 2016 had outstandings of $296.94 million and $294.79 million, respectively. Most of the increase at December 31, 2017 from December 31, 2016 can be attributed to clients continued replacement of aged equipment.

Aircraft financing at year-end 2017 increased $42.24 million or 5.26% from year-end 2016. Aircraft financing at December 31, 2017 and 2016 had outstandings of $844.66 million and $802.41 million, respectively. The increase during 2017 was mainly due to growth in domestic outstandings of $49.20 million offset by decreased foreign outstandings of $5.77 million, primarily in Mexico. The domestic outstanding increases were in our core aviation segments of personal business and contract operators. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $233.37 million and $239.14 million as of December 31, 2017 and 2016, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $101.35 million and $121.02 million as of December 31, 2017, respectively, compared to $96.31 million and $132.46 million as of December 31, 2016, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $67.51 million or 13.61% in 2017 compared to 2016. Construction equipment financing at December 31, 2017 had outstandings of $563.44 million, compared to outstandings of $495.93 million at December 31, 2016. The growth in this category was primarily due to new client relationships and continued replacement of aged equipment.
Commercial loans secured by real estate, of which approximately 60% is owner occupied, increased $22.40 million or 3.11% in 2017 over 2016. Commercial loans secured by real estate outstanding at December 31, 2017 were $741.57 million and $719.17 million at December 31, 2016. The increase in 2017 was primarily in owner occupied financing driven by general improvements in the business economy within our markets. Our non-owner occupied real estate portfolio experienced lower growth as new business was largely offset by payoffs resulting from clients taking advantage of market conditions to sell their real estate properties or to refinance them via long term secondary market financing.
Residential real estate and home equity loans were $526.12 million at December 31, 2017 and $521.93 million at December 31, 2016. Residential real estate and home equity loans increased $4.19 million in 2017 from 2016. Residential mortgage outstandings remain relatively stable due to lower demand for refinance combined with purchase mortgages hampered by limited housing inventory in our markets. We experienced a higher demand for residential home equity loans.
Consumer loans decreased $1.67 million or 1.28% in 2017 over 2016. Consumer loans outstanding at December 31, 2017, were $128.15 million and $129.81 million at December 31, 2016. The decrease during 2017 was due to lower demand for personal lines of credit as consumers utilized their home equity lines more for interest deduction.
The following table shows the maturities of loans and leases in the categories of commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2017.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural	$455,843	$362,247	$111,907	$929,997
Auto and light truck	184,292	291,130	21,394	496,816
Medium and heavy duty truck	102,308	191,501	3,126	296,935
Aircraft	186,171	561,101	97,385	844,657
Construction equipment	177,803	359,082	26,552	563,437
Total	$1,106,417	$1,765,061	$260,364	$3,131,842
The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$1,200,586	$564,475	$1,765,061
Over 5 Years	77,332	183,032	260,364
Total	$1,277,918	$747,507	$2,025,425
During 2017, approximately 63% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $13.12 million at December 31, 2017 and were $15.85 million at December 31, 2016. Although 1st Source Bank participated in the U.S. Treasury Making Home Affordable programs which expired December 30, 2016, we do not feel it had a material effect on our financial condition or results of operations.
1st Source Bank sells residential mortgage loans to Fannie Mae as well as FHA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, we have sold loans on a service released basis to various other financial institutions in the past. The agreements under which we sell these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, we may be asked to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or we may be asked to repurchase a loan. Both circumstances are collectively referred to as “repurchases.” Within the industry, repurchase demands have decreased during recent years. We believe the loans we have underwritten and sold to these entities have met or exceeded applicable transaction parameters. Our exposure risk for repurchases started to reduce in 2016 as a result of the enhancements made by FNMA in 2013 to the selling representations and warranties framework as warranties on loans sold prior to implementation of such changes lapse.

Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.39 million and $0.42 million as of December 31, 2017 and 2016, respectively. Our (recovery) expense for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $(0.03) million in 2017 compared to $(0.16) million in 2016 and $(0.75) million in 2015. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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
During 2017, the medium-term portion of the look-back period was nine years given that 2009 through 2017 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent nine year period in our calculation. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. We anticipate the recently approved tax reform bill will have an immediate advantage for our corporate customers by providing lower tax rates and investment incentives. However, this measure is likely to increase the country’s annual budget deficit and may hasten an economic downturn. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
The world economy has strengthened but challenges persist. Current concerns include ongoing corruption scandals and political uncertainty in Latin American countries, the weak economic conditions in Brazil as the country emerges from a deep and prolonged recession, projected sluggish growth in Mexico accompanied by strained U.S. trade relationships, the continued slowdown in China, the unrelenting geopolitical tensions in Russia, and the persistent threats of terrorist attacks. We include a factor in our loss ratios for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for 2017.
Another area of concern continues to be our aircraft portfolio, which was among the sectors affected most by the sluggish economy. In this portfolio we have collateral concentration and $233 million of foreign exposure primarily in Mexico and Brazil. Mexico’s slowing economy is further threatened by the possible end of NAFTA and, if the U.S. tax reform works as intended, American firms may be dissuaded from investing in Mexico and potentially even repatriate money and jobs to the U.S. Brazil continues to exhibit economic distress and political uncertainty as they slowly emerge from a prolonged recession. We also experienced our first charge-offs of foreign aircraft accounts in 2016 and incurred a foreign aircraft charge-off in 2017. We have seen some evidence that depressed private jet markets have stabilized. The U.S. economic growth and a return to growth in emerging regions may benefit the industry. New business jet markets were flat in 2017; modest growth is projected for 2018. We reassessed our ratios, which were established based on the higher and more volatile loss histories and the anticipation of future losses, and believe a small adjustment is appropriate given the stabilizing collateral values.

We experienced ongoing stability in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had no charge-offs. Our credit quality is strongest when industry conditions are favorable. Reasonably stable gas prices and growth in GDP, and the construction sector, which leads to higher demand for trucking bode well for the industry. Industry concerns include a persistent driver shortage and achieving regulatory compliance, particularly with regard to the electronic logging device mandate which became effective in December 2017. Nevertheless, the underlying industry fundamentals are expected to remain relatively stable and the industry is poised to have a good year again in 2018. We believe our reserve ratio for this portfolio remains appropriate without adjustment.
Our construction equipment portfolio is characterized by increasing outstanding loan balances and continued strong credit quality in 2017. The construction industry, which was hard hit during the recession, is benefiting from an improving economy, buoyed by growth in private residential and non-residential construction. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. A solid U.S. market and strengthening global economies bode well for the used equipment markets. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.
The auto and light truck portfolio outstanding loan balances recovered somewhat this year due principally to growth in the bus division, after a decline in 2016 due to a loss of a number of our larger customers as a result of auto rental industry consolidations. Ongoing consolidation remains a threat to portfolio growth. Further negatively impacting the portfolio is a projected decline in used car values as a result of an abundance of available vehicles following several years of record production by the manufacturers. Last year, we made an upward adjustment to the reserve ratio for the auto portfolio given the changed portfolio characteristics and the softening collateral values. We reviewed our ratio this year and made a minor downward tweak.
There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is guardedly optimistic, generally a continuation of 2017 trends. Consumer and small business confidence remains strong and unemployment is slightly lower than the national average in many of the markets we serve. Our recent foray into solar financing looks promising in terms of both loan growth opportunities and credit quality. An area of concern is our agricultural portfolio, which has exposure of approximately $153 million. Farm incomes declined sharply from 2015 through 2017 and little improvement is anticipated in 2018, as commodity prices, particularly corn and soybeans, remain low. Our customers have had favorable growing conditions which have resulted in strong crop yields. We will continue to have a few borrowers who will be unable to repay their lines of credit in full, resulting in carry-over debt. For the commercial and agricultural portfolio as a whole, we have experienced strong credit quality trends with low delinquencies and minimal charge-offs. We have reviewed the calculated loss ratios and assessed the environmental factors and concentration issues affecting these portfolios and believe our reserve ratio remains appropriate.
Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with slightly greater than sixty percent of the Bank’s exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the great recession, similar to other U.S. markets and we experienced losses in these categories from 2009 through 2011. Since 2012, we have experienced small recoveries in the portfolio. We reviewed our reserve factors and believe the ratio remains appropriate and adequate this year-end.
The reserve for loan and lease losses at December 31, 2017, totaled $94.88 million and was 2.10% of loans and leases, compared to $88.54 million or 2.11% of loans and leases at December 31, 2016 and $88.11 million or 2.21% of loans and leases at December 31, 2015. It is our opinion that the reserve for loan and lease losses was appropriate to absorb probable losses inherent in the loan and lease portfolio as of December 31, 2017.
Charge-offs for loan and lease losses were $6.53 million for 2017, compared to $7.94 million for 2016 and $4.71 million for 2015. We had two large losses in 2017, one in the commercial and agricultural portfolio and one in the foreign aircraft portfolio. In 2016, we experienced our first foreign losses since our foray into foreign aircraft lending in 2003. The provision for loan and lease losses was $8.98 million for 2017, compared to $5.83 million for 2016 and $2.16 million for 2015 to accommodate net charge-offs and loan and lease growth.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31.

(Dollars in thousands)	2017	2016	2015	2014	2013
Amounts of loans and leases outstanding at end of period	$4,527,678	$4,188,071	$3,994,692	$3,688,574	$3,549,324
Average amount of net loans and leases outstanding during period	$4,333,375	$4,113,508	$3,837,149	$3,639,985	$3,433,938
Balance of reserve for loan and lease losses at beginning of period	$88,543	$88,112	$85,068	$83,505	$83,311
Charge-offs:
Commercial and agricultural	2,415	547	3,489	5,007	538
Auto and light truck	774	4	24	42	226
Medium and heavy duty truck	—	—	—	—	57
Aircraft	1,872	6,123	244	—	1,308
Construction equipment	164	128	—	4	88
Commercial real estate	344	32	—	99	170
Residential real estate and home equity	124	219	295	46	424
Consumer	836	888	658	833	1,017
Total charge-offs	6,529	7,941	4,710	6,031	3,828
Recoveries:
Commercial and agricultural	984	509	851	929	468
Auto and light truck	1,153	253	380	1,283	139
Medium and heavy duty truck	—	10	28	142	462
Aircraft	227	528	802	240	884
Construction equipment	298	461	434	525	323
Commercial real estate	851	469	2,807	347	627
Residential real estate and home equity	109	31	34	111	22
Consumer	267	278	258	284	325
Total recoveries	3,889	2,539	5,594	3,861	3,250
Net charge-offs (recoveries)	2,640	5,402	(884)	2,170	578
Provision for loan and lease losses	8,980	5,833	2,160	3,733	772
Balance at end of period	$94,883	$88,543	$88,112	$85,068	$83,505
Ratio of net charge-offs (recoveries) to average net loans and leases outstanding	0.06%	0.13%	(0.02)%	0.06%	0.02%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.10%	2.11%	2.21%	2.31%	2.35%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	477.66%	435.68%	686.23%	239.07%	225.73%
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2017	2016	2015	2014	2013
Commercial and agricultural	0.16%	—%	0.36%	0.58%	0.01%
Auto and light truck	(0.08)	(0.06)	(0.08)	(0.30)	0.02
Medium and heavy duty truck	—	—	(0.01)	(0.06)	(0.19)
Aircraft	0.21	0.69	(0.07)	(0.03)	0.06
Construction equipment	(0.03)	(0.07)	(0.10)	(0.14)	(0.08)
Commercial real estate	(0.07)	(0.06)	(0.44)	(0.04)	(0.08)
Residential real estate and home equity	—	0.04	0.05	(0.01)	0.08
Consumer	0.44	0.49	0.33	0.56	0.82
Total net charge-offs (recoveries) to average portfolio loans and leases	0.06%	0.13%	(0.02)%	0.06%	0.02%

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

	2017		2016		2015		2014		2013
(Dollars in thousands)	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$16,228	20.54%	$14,668	19.40%	$15,456	18.64%	$11,760	19.27%	$11,515	19.14%
Auto and light truck	10,103	10.97	8,064	9.83	9,269	10.64	10,326	10.79	9,657	11.04
Medium and heavy duty truck	4,844	6.56	4,740	7.04	4,699	6.97	4,500	6.70	4,212	6.70
Aircraft	34,619	18.66	34,352	19.16	32,373	19.48	32,234	19.73	34,037	20.80
Construction equipment	9,343	12.44	8,207	11.84	7,592	11.40	7,008	10.84	5,972	9.38
Commercial real estate	14,792	16.38	13,677	17.17	13,762	17.53	13,270	16.72	12,406	16.45
Residential real estate and home equity	3,666	11.62	3,550	12.46	3,662	12.28	4,504	12.91	4,539	13.96
Consumer	1,288	2.83	1,285	3.10	1,299	3.06	1,466	3.04	1,167	2.53
Total	$94,883	100.00%	$88,543	100.00%	$88,112	100.00%	$85,068	100.00%	$83,505	100.00%
Nonperforming Assets — Nonperforming assets include loans past due over 90 days, nonaccrual loans, other real estate, repossessions and other nonperforming assets we own. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential real estate and home equity loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection.
Nonperforming assets amounted to $31.30 million at December 31, 2017, compared to $30.43 million at December 31, 2016, and $20.62 million at December 31, 2015. During 2017, interest income on nonaccrual loans and leases would have increased by approximately $1.14 million compared to $1.11 million in 2016 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2017 increased from December 31, 2016, mainly due to increases in repossessions and other real estate. Repossessions consisted mainly of aircraft largely represented by one helicopter with a carrying value of $6.80 million at December 31, 2017. Other real estate increased due to current foreclosures outpacing sales of existing properties.

Nonperforming assets at December 31 (Dollars in thousands)	2017	2016	2015	2014	2013
Loans past due over 90 days	$459	$416	$122	$981	$287
Nonaccrual loans and leases:
Commercial and agricultural	2,603	3,981	4,283	14,284	11,765
Auto and light truck	8,041	166	46	38	3,511
Medium and heavy duty truck	371	—	—	56	188
Aircraft	1,957	6,110	4,388	12,473	10,365
Construction equipment	991	1,248	539	751	1,032
Commercial real estate	3,418	5,555	1,392	4,807	7,064
Residential real estate and home equity	1,890	2,641	1,961	2,094	2,691
Consumer	134	206	109	99	91
Total nonaccrual loans and leases	19,405	19,907	12,718	34,602	36,707
Total nonperforming loans and leases	19,864	20,323	12,840	35,583	36,994
Other real estate	1,312	704	736	1,109	4,539
Former bank premises held for sale	—	—	—	626	951
Repossessions:
Commercial and agricultural	—	—	—	—	23
Auto and light truck	165	32	10	25	145
Medium and heavy duty truck	—	—	—	—	—
Aircraft	9,335	9,335	6,916	5,123	4,082
Construction equipment	582	—	—	—	—
Consumer	32	6	1	8	12
Total repossessions	10,114	9,373	6,927	5,156	4,262
Operating leases	9	34	121	6	—
Total nonperforming assets	$31,299	$30,434	$20,624	$42,480	$46,746
Nonperforming loans and leases to loans and leases, net of unearned discount	0.44%	0.49%	0.32%	0.96%	1.04%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.67%	0.70%	0.50%	1.13%	1.29%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2017 and 2016, we had $5.45 million and $13.63 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2017, potential problem loans consisted of two credit relationships, one in the commercial and agricultural portfolio and one in the medium and heavy truck portfolio. Weakness in these companies’ operating performance and payment patterns have caused us to heighten attention given to these credits.
INVESTMENT PORTFOLIO
The amortized cost of securities at year-end 2017 increased 7.20% from 2016, following a 8.59% increase from year-end 2015 to year-end 2016. The amortized cost of securities at December 31, 2017 was $909.37 million or 15.45% of total assets, compared to $848.32 million or 15.46% of total assets at December 31, 2016.
The following table shows the amortized cost of securities available-for-sale as of December 31.

(Dollars in thousands)	2017	2016	2015
U.S. Treasury and Federal agencies securities	$471,508	$424,495	$389,457
U.S. States and political subdivisions securities	116,260	133,509	120,441
Mortgage-backed securities — Federal agencies	289,327	252,981	234,400
Corporate debt securities	31,573	35,266	34,241
Foreign government and other securities	700	800	800
Marketable equity securities	—	1,265	1,893
Total investment securities available-for-sale	$909,368	$848,316	$781,232

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 35% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2017, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$70,001	1.68%
1 – 5 years	396,508	1.89
5 – 10 years	4,999	2.25
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	471,508	1.86
U.S. States and political subdivisions securities
Under 1 year	17,488	4.04
1 – 5 years	71,921	2.94
5 – 10 years	26,851	2.79
Over 10 years	—	—
Total U.S. States and political subdivisions securities	116,260	3.07
Corporate debt securities
Under 1 year	7,240	1.69
1 – 5 years	24,333	1.74
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	31,573	1.72
Foreign government and other securities
Under 1 year	200	1.86
1 – 5 years	500	2.22
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	700	2.12
Mortgage-backed securities — Federal agencies	289,327	2.44
Total investment securities available-for-sale	$909,368	2.20%
At December 31, 2017, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2017, the vintage (years originated) of the underlying loans comprising our securities are: 52% in the years 2016 and 2017; 10% in the years 2014 and 2015; 21% in the years 2012 and 2013; and 17% in years 2011 and prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$983,050	—%	$943,874	—%	$854,070	—%
Interest bearing demand	1,517,859	0.31	1,395,195	0.17	1,334,850	0.12
Savings	828,993	0.09	786,983	0.08	733,848	0.08
Time	1,163,345	1.18	1,176,649	1.04	1,038,292	0.89
Total deposits	$4,493,247		$4,302,701		$3,961,060
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Other Short-Term Borrowings	Total Borrowings
2017
Balance at December 31, 2017	$205,834	$6,115	$2,646	$214,595
Maximum amount outstanding at any month-end	205,834	6,542	162,402	374,778
Average amount outstanding	166,114	6,327	72,794	245,235
Weighted average interest rate during the year	0.21%	0.27%	1.02%	0.45%
Weighted average interest rate for outstanding amounts at December 31, 2017	0.59%	0.27%	—%	0.57%
2016
Balance at December 31, 2016	$162,913	$5,761	$123,269	$291,943
Maximum amount outstanding at any month-end	187,239	8,640	130,822	326,701
Average amount outstanding	171,316	6,929	32,631	210,876
Weighted average interest rate during the year	0.21%	0.27%	0.45%	0.25%
Weighted average interest rate for outstanding amounts at December 31, 2016	0.17%	0.27%	0.57%	0.34%
2015
Balance at December 31, 2015	$130,662	$7,295	$95,272	$233,229
Maximum amount outstanding at any month-end	179,600	14,135	149,783	343,518
Average amount outstanding	145,084	10,722	81,134	236,940
Weighted average interest rate during the year	0.16%	0.27%	0.28%	0.20%
Weighted average interest rate for outstanding amounts at December 31, 2015	0.29%	0.28%	0.38%	0.33%
LIQUIDITY
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2017, average core deposits equaled 73.71% of average total assets, compared to 74.12% in 2016 and 74.26% in 2015. The effective rate of core deposits in 2017 was 0.35%, compared to 0.28% in 2016 and 0.23% in 2015.
Average noninterest bearing core deposits increased 4.15% in 2017 compared to an increase of 10.51% in 2016. These represented 23.65% of total core deposits in 2017, compared to 23.76% in 2016, and 23.03% in 2015.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2017, our reliance on purchased funds increased to 10.33% of average total assets from 10.08% in 2016.
Shareholders’ Equity — Average shareholders’ equity equated to 12.46% of average total assets in 2017, compared to 12.38% in 2016. Shareholders’ equity was 12.20% of total assets at year-end 2017, compared to 12.26% at year-end 2016. We include unrealized (losses) gains on available-for-sale securities, net of income taxes, in accumulated other comprehensive (loss) income which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized (losses) gain, it does impact our equity as reported in the audited financial statements. The unrealized (losses) gains on available-for-sale securities, net of income taxes, were ($3.33) million and $1.34 million at December 31, 2017 and 2016, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $689 million.

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
At December 31, 2017, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At December 31, 2017, we borrowed $56.00 million in the federal funds market. We could borrow $209.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2017, we had $47.11 million outstanding in FHLB advances and could borrow an additional $225.74 million. We also had no outstandings with the FRB and could borrow $547.41 million as of December 31, 2017.
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

	Percentage Change in Net Interest Income
	December 31, 2017		December 31, 2016
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	3.90%	7.83%	3.74%	9.67%
Up 100	1.93%	3.82%	1.61%	4.47%
Down 100	(6.45)%	(9.87)%	(3.84)%	(8.04)%

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2017 and 2016, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2017, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The following table shows contractual obligation payments by period.

(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Indeterminate maturity	Total
Deposits without stated maturity	—	$3,482,757	$—	$—	$—	$—	$3,482,757
Certificates of deposit	10	612,866	591,639	62,141	3,327	—	1,269,973
Long-term debt	11	1,634	2,985	5,118	41,375	18,948	70,060
Subordinated notes	12	—	—	—	58,764	—	58,764
Operating leases	18	3,297	5,814	2,025	1,862	—	12,998
Purchase obligations	—	27,156	7,143	898	55	—	35,252
Total contractual obligations		$4,127,710	$607,581	$70,182	$105,383	$18,948	$4,929,804
We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2017. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2017.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2017 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
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

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2017 and 2016.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2017
Interest income	$49,372	$52,398	$54,430	$56,185
Interest expense	5,645	6,537	7,201	7,371
Net interest income	43,727	45,861	47,229	48,814
Provision for loan and lease losses	1,000	2,738	1,620	3,622
Gains on investment securities available-for-sale	1,285	465	1,007	1,583
Income before income taxes	24,915	26,154	26,741	23,550
Net income	16,206	16,669	17,182	17,994
Diluted net income per common share	0.62	0.64	0.66	0.69
2016
Interest income	$46,799	$47,937	$48,300	$48,724
Interest expense	5,510	5,644	5,606	5,341
Net interest income	41,289	42,293	42,694	43,383
Provision for loan and lease losses	975	2,049	2,067	742
Gains (losses) on investment securities available-for-sale	10	(209)	989	1,006
Income before income taxes	21,236	22,507	22,147	23,236
Net income	13,818	14,479	14,264	15,225
Diluted net income per common share	0.53	0.56	0.55	0.58
Net income was $17.99 million for the fourth quarter of 2017, compared to the $15.23 million of net income reported for the fourth quarter of 2016. Diluted net income per common share for the fourth quarter of 2017 amounted to $0.69, compared to $0.58 per common share reported in the fourth quarter of 2016.
Net interest margin was 3.57% for the fourth quarter of 2017 and 3.39% for the fourth quarter of 2016. Net interest income was $48.81 million for the fourth quarter of 2017 up 12.52% from 2016’s fourth quarter. Net interest margin on a fully taxable-equivalent basis was 3.61% for the fourth quarter of 2017 and 3.42% for the fourth quarter of 2016. Tax-equivalent net interest income was $49.25 million for the fourth quarter of 2017, up 12.35% from 2016’s fourth quarter.
Our provision for loan and lease losses was $3.62 million in the fourth quarter of 2017 compared to $0.74 million in the fourth quarter of 2016. Net charge-offs were $2.11 million for the fourth quarter 2017, compared to net charge-offs of $1.10 million a year ago.
Noninterest income for the fourth quarter of 2017 was $25.67 million, compared to $22.36 million for the fourth quarter of 2016. Noninterest expense for the fourth quarter of 2017 was $47.31 million and was $41.76 million in the fourth quarter 2016.
The provision for income taxes included a one-time benefit of $2.61 million for the fourth quarter of 2017 which resulted in a lower effective tax rate. This benefit was a result of the revaluation of net deferred tax liabilities due to the Tax Cuts and Jobs Act enacted in December 2017.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company's auditor since 2015

Fort Wayne, Indiana
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the consolidated financial statements of the Company and our report dated February 16, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Fort Wayne, Indiana
February 16, 2018

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2017	2016
ASSETS
Cash and due from banks	$73,635	$58,578
Federal funds sold and interest bearing deposits with other banks	4,398	49,726
Investment securities available-for-sale	904,033	850,467
Other investments	25,953	22,458
Mortgages held for sale	13,123	15,849
Loans and leases, net of unearned discount:
Commercial and agricultural	929,997	812,264
Auto and light truck	496,816	411,764
Medium and heavy duty truck	296,935	294,790
Aircraft	844,657	802,414
Construction equipment	563,437	495,925
Commercial real estate	741,568	719,170
Residential real estate and home equity	526,122	521,931
Consumer	128,146	129,813
Total loans and leases	4,527,678	4,188,071
Reserve for loan and lease losses	(94,883)	(88,543)
Net loans and leases	4,432,795	4,099,528
Equipment owned under operating leases, net	139,581	118,793
Net premises and equipment	54,612	56,708
Goodwill and intangible assets	83,742	84,102
Accrued income and other assets	155,412	130,059
Total assets	$5,887,284	$5,486,268

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,064,271	$991,256
Interest-bearing deposits:
Interest-bearing demand	1,554,898	1,471,526
Savings	863,588	814,326
Time	1,269,973	1,056,652
Total interest-bearing deposits	3,688,459	3,342,504
Total deposits	4,752,730	4,333,760
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	205,834	162,913
Other short-term borrowings	8,761	129,030
Total short-term borrowings	214,595	291,943
Long-term debt and mandatorily redeemable securities	70,060	74,308
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	72,598	54,843
Total liabilities	5,168,747	4,813,618

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common Stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2017 and 2016	436,538	436,538
Retained earnings	339,959	290,824
Cost of common stock in treasury (2,268,910 shares at December 31, 2017 and 2,329,909 shares at December 31, 2016)	(54,628)	(56,056)
Accumulated other comprehensive (loss) income	(3,332)	1,344
Total shareholders’ equity	718,537	672,650
Total liabilities and shareholders’ equity	$5,887,284	$5,486,268
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2017	2016	2015
Interest income:
Loans and leases	$194,726	$175,999	$168,766
Investment securities, taxable	13,693	11,777	11,929
Investment securities, tax-exempt	2,573	2,740	2,992
Other	1,393	1,244	997
Total interest income	212,385	191,760	184,684
Interest expense:
Deposits	19,202	15,267	11,489
Short-term borrowings	1,115	525	484
Subordinated notes	4,002	4,220	4,220
Long-term debt and mandatorily redeemable securities	2,435	2,089	1,970
Total interest expense	26,754	22,101	18,163
Net interest income	185,631	169,659	166,521
Provision for loan and lease losses	8,980	5,833	2,160
Net interest income after provision for loan and lease losses	176,651	163,826	164,361
Noninterest income:
Trust and wealth advisory	20,980	19,256	19,126
Service charges on deposit accounts	9,564	9,053	9,313
Debit card	11,809	10,887	10,217
Mortgage banking	4,796	4,496	4,570
Insurance commissions	5,889	5,513	5,465
Equipment rental	30,381	25,863	22,302
Gains on investment securities available-for-sale	4,340	1,796	4
Other	10,947	12,081	12,319
Total noninterest income	98,706	88,945	83,316
Noninterest expense:
Salaries and employee benefits	86,912	86,837	86,133
Net occupancy	10,624	9,686	9,768
Furniture and equipment	20,769	19,500	18,348
Depreciation — leased equipment	25,215	21,678	18,280
Professional fees	6,810	5,161	4,682
Supplies and communication	5,355	5,244	6,011
FDIC and other insurance	2,537	3,147	3,412
Business development and marketing	7,477	4,936	4,837
Loan and lease collection and repossession	2,724	1,600	667
Other	5,574	5,856	6,976
Total noninterest expense	173,997	163,645	159,114
Income before income taxes	101,360	89,126	88,563
Income tax expense	33,309	31,340	31,077
Net income	$68,051	$57,786	$57,486
Basic net income per common share	$2.60	$2.22	$2.17
Diluted net income per common share	$2.60	$2.22	$2.17
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2017	2016	2015
Net income	$68,051	$57,786	$57,486
Other comprehensive loss:
Unrealized depreciation of investment securities available-for-sale	(3,147)	(6,547)	(4,562)
Reclassification adjustment for realized gains included in net income	(4,340)	(1,796)	(4)
Income tax effect	2,811	3,132	1,714
Other comprehensive loss, net of tax	(4,676)	(5,211)	(2,852)
Comprehensive income	$63,375	$52,575	$54,634
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2015	$—	$346,535	$302,242	$(43,711)	$9,407	$614,473
Net income	—	—	57,486	—	—	57,486
Other comprehensive loss	—	—	—	—	(2,852)	(2,852)
Issuance of 118,281 common shares under stock based compensation awards, including related tax effects	—	—	(245)	2,829	—	2,584
Cost of 338,985 shares of common stock acquired for treasury	—	—	—	(9,970)	—	(9,970)
Common stock dividend ($0.671 per share)	—	—	(17,655)	—	—	(17,655)
10% common stock dividend ($13 cash paid in lieu of fractional shares)	—	90,003	(90,016)	—	—	(13)
Balance at December 31, 2015	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053
Net income	—	—	57,786	—	—	57,786
Other comprehensive loss	—	—	—	—	(5,211)	(5,211)
Issuance of 118,559 common shares under stock based compensation awards, including related tax effects	—	—	(18)	2,826	—	2,808
Cost of 270,378 shares of common stock acquired for treasury	—	—	—	(8,030)	—	(8,030)
Common stock dividend ($0.72 per share)	—	—	(18,756)	—	—	(18,756)
Balance at December 31, 2016	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585
Net income	—	—	68,051	—	—	68,051
Other comprehensive loss	—	—	—	—	(4,676)	(4,676)
Issuance of 61,899 common shares under stock based compensation awards	—	—	908	1,469	—	2,377
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)
Common stock dividend ($0.76 per share)	—	—	(19,759)	—	—	(19,759)
Balance at December 31, 2017	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2017	2016	2015
Operating activities:
Net income	$68,051	$57,786	$57,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,980	5,833	2,160
Depreciation of premises and equipment	5,658	5,245	4,780
Depreciation of equipment owned and leased to others	25,215	21,678	18,280
Stock-based compensation	2,963	2,884	3,843
Amortization of investment securities premiums and accretion of discounts, net	5,449	5,861	4,652
Amortization of mortgage servicing rights	1,092	1,478	1,424
Deferred income taxes	2,767	2,856	1,620
Gains on investment securities available-for-sale	(4,340)	(1,796)	(4)
Originations of loans held for sale, net of principal collected	(101,104)	(119,134)	(113,029)
Proceeds from the sales of loans held for sale	106,811	116,397	120,138
Net gains on sale of loans held for sale	(2,981)	(3,287)	(3,330)
Net gains on sale of other real estate and repossessions	(251)	(228)	(814)
Change in trading account securities	—	—	205
Change in interest receivable	(2,119)	(1,326)	(549)
Change in interest payable	1,222	570	798
Change in other assets	(1,434)	2,145	(8,230)
Change in other liabilities	(3,268)	648	8,010
Other	4,550	450	3,168
Net change in operating activities	117,261	98,060	100,608
Investing activities:
Proceeds from sales of investment securities available-for-sale	228,715	23,784	1,299
Proceeds from maturities and paydowns of investment securities available-for-sale	177,466	217,613	136,649
Purchases of investment securities available-for-sale	(469,385)	(313,074)	(147,771)
Proceeds from liquidation of partnership investments	128	2,903	423
Net change in other investments	(3,495)	(485)	(1,172)
Loans sold or participated to others	32,004	5,926	1,962
Net change in loans and leases	(382,386)	(209,668)	(315,938)
Net change in equipment owned under operating leases	(46,003)	(30,100)	(54,508)
Purchases of premises and equipment	(5,444)	(8,935)	(9,498)
Proceeds from sales of other real estate and repossessions	6,194	2,189	6,941
Net change in investing activities	(462,206)	(309,847)	(381,613)
Financing activities:
Net change in demand deposits and savings accounts	205,649	278,666	173,508
Net change in time deposits	213,321	(84,092)	162,818
Net change in short-term borrowings	(77,348)	58,714	(12,593)
Proceeds from issuance of long-term debt	19,999	20,837	—
Payments on long-term debt	(26,628)	(6,429)	(1,250)
Stock issued under stock purchase plans	153	120	149
Acquisition of treasury stock	(41)	(8,030)	(9,970)
Cash dividends paid on common stock	(20,431)	(19,416)	(18,126)
Net change in financing activities	314,674	240,370	294,536
Net change in cash and cash equivalents	(30,271)	28,583	13,531
Cash and cash equivalents, beginning of year	108,304	79,721	66,190
Cash and cash equivalents, end of year	$78,033	$108,304	$79,721
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$8,135	$4,961	$8,742
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,426	800	500
Stock dividend paid on common stock	—	—	90,003
Cash paid for:
Interest	$25,531	$21,531	$17,364
Income taxes	10,567	19,866	30,429
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2017 and 2016, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.
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
Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2017 and 2016, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2017 and 2016, residential real estate portfolio loans included $2.65 million and $3.27 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2017 and 2016, other real estate had carrying values of $1.31 million and $0.70 million, respectively, and is included in Other Assets in the Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $10.11 million and $9.37 million, as of December 31, 2017 and 2016, respectively, and are included in Other Assets in the Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or earnings before interest, tax, depreciation and amortization (EBITDA) multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding twenty-five years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2017 and determined that no impairment exists.

Partnership Investments — The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The partnerships in which the Company has investments account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships of which it owns less than three percent at the lower of cost or fair value. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where cash percentages vary at different points in time and are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2017 and 2016 were $23.76 million and $12.17 million, respectively.
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
The Company uses the deferral method of accounting on investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction to the related asset. The expense on certain qualified affordable housing investments is included in Tax Expense in the Statements of Income.
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
Note 2 — Recent Accounting Pronouncements
Share Based Payment Awards: In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09 “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an impact on its accounting and disclosures.

Premium Amortization: In March 2017, the FASB issued ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is continuing to assess the impact of ASU 2017-08 on its accounting and disclosures.
Sale of Nonfinancial Assets: In February 2017, the FASB issued ASU No. 2017-05 “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” 'The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The Company adopted ASU 2017-05 on January 1, 2018 and it did not have an impact on its accounting and disclosures.
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
Business Combinations: In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 on January 1, 2018 and it did not have an impact on its accounting and disclosures.
Restricted Cash: In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-18 on January 1, 2018 and it did not have a material impact on its accounting and disclosures.

Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued ASU No. 2016-16 “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments do not include new disclosure requirements; however existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company adopted ASU 2016-16 on January 1, 2018 and it did not have an impact on its accounting and disclosures.
Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2016-15 on January 1, 2018 and it did not have a material impact on its accounting and disclosures.
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
Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company has an implementation team working through the provisions of ASU 2016-02 including a review of all leases to assess the impact on its accounting, disclosures and the election of certain practical expedients. It is expected that the Company will recognize discounted right of use assets and lease liabilities (estimated between $7 million and $10 million) upon adoption on January 1, 2019. The estimates will change due to changes in the lease portfolio.

Recognition and Measurement of Financial Instruments: In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on its accounting for equity investments, fair value disclosures and other disclosure requirements.
Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. ASU 2014-09 required the Company to evaluate how it recognizes certain recurring revenue streams related to noninterest income. The Company adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. The Company will have additional disclosures beginning in the first quarter of 2018 as required by the guidance.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. Treasury and Federal agencies securities	$471,508	$57	$(3,446)	$468,119
U.S. States and political subdivisions securities	116,260	648	(908)	116,000
Mortgage-backed securities - Federal agencies	289,327	1,456	(2,873)	287,910
Corporate debt securities	31,573	5	(284)	31,294
Foreign government and other securities	700	10	—	710
Total investment securities available-for-sale	$909,368	$2,176	$(7,511)	$904,033
December 31, 2016
U.S. Treasury and Federal agencies securities	$424,495	$809	$(4,471)	$420,833
U.S. States and political subdivisions securities	133,509	1,036	(1,570)	132,975
Mortgage-backed securities - Federal agencies	252,981	2,175	(2,582)	252,574
Corporate debt securities	35,266	111	(301)	35,076
Foreign government and other securities	800	7	—	807
Total debt securities	847,051	4,138	(8,924)	842,265
Marketable equity securities	1,265	7,007	(70)	8,202
Total investment securities available-for-sale	$848,316	$11,145	$(8,994)	$850,467
At December 31, 2017, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2017.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2017. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$94,929	$95,016
Due after one year through five years	493,262	489,615
Due after five years through ten years	31,850	31,492
Due after ten years	—	—
Mortgage-backed securities	289,327	287,910
Total debt securities available-for-sale	$909,368	$904,033

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U.S. Treasury and Federal agencies securities	$311,865	$(1,161)	$89,617	$(2,285)	$401,482	$(3,446)
U.S. States and political subdivisions securities	34,971	(287)	24,909	(621)	59,880	(908)
Mortgage-backed securities - Federal agencies	137,169	(1,336)	60,162	(1,537)	197,331	(2,873)
Corporate debt securities	13,747	(57)	10,048	(227)	23,795	(284)
Foreign government and other securities	—	—	—	—	—	—
Total temporarily impaired available-for-sale securities	$497,752	$(2,841)	$184,736	$(4,670)	$682,488	$(7,511)
December 31, 2016
U.S. Treasury and Federal agencies securities	$263,680	$(4,471)	$—	$—	$263,680	$(4,471)
U.S. States and political subdivisions securities	74,129	(1,515)	3,337	(55)	77,466	(1,570)
Mortgage-backed securities - Federal agencies	168,554	(2,341)	5,102	(241)	173,656	(2,582)
Corporate debt securities	13,312	(301)	—	—	13,312	(301)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities	519,675	(8,628)	8,439	(296)	528,114	(8,924)
Marketable equity securities	280	(70)	4	—	284	(70)
Total temporarily impaired available-for-sale securities	$519,955	$(8,698)	$8,443	$(296)	$528,398	$(8,994)
At December 31, 2017, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2017	2016	2015
Gross realized gains	$7,425	$2,090	$4
Gross realized losses	(2,895)	—	—
OTTI losses	(190)	(294)	—
Net realized gains	$4,340	$1,796	$4
At December 31, 2017 and 2016, investment securities with carrying values of $289.05 million and $276.29 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2017 and 2016, and totaled $4.53 billion and $4.19 billion, respectively. At December 31, 2017 and 2016, net deferred loan and lease costs were $3.85 million and $3.78 million, respectively.
The loan and lease portfolio includes direct financing leases, which are included in commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft, and construction equipment on the Statements of Financial Condition.
The following table shows the summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Direct finance leases:
Rentals receivable	$208,295	$218,543
Estimated residual value of leased assets	29,638	21,992
Gross investment in lease financing	237,933	240,535
Unearned income	(37,851)	(35,751)
Net investment in lease financing	$200,082	$204,784

At December 31, 2017, the direct financing minimum future lease payments receivable for each of the years 2018 through 2022 were $51.17 million, $44.04 million, $39.03 million, $30.45 million, and $27.83 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $14.61 million and $31.46 million at December 31, 2017 and 2016, respectively. During 2017, $2.30 million of new loans and other additions were made and repayments and other reductions totaled $19.15 million.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2017
Commercial and agricultural	$906,074	$23,923	$929,997
Auto and light truck	482,455	14,361	496,816
Medium and heavy duty truck	293,318	3,617	296,935
Aircraft	815,956	28,701	844,657
Construction equipment	552,684	10,753	563,437
Commercial real estate	726,134	15,434	741,568
Total	$3,776,621	$96,789	$3,873,410
December 31, 2016
Commercial and agricultural	$784,811	$27,453	$812,264
Auto and light truck	407,931	3,833	411,764
Medium and heavy duty truck	291,558	3,232	294,790
Aircraft	772,802	29,612	802,414
Construction equipment	486,923	9,002	495,925
Commercial real estate	707,252	11,918	719,170
Total	$3,451,277	$85,050	$3,536,327

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2017
Residential real estate and home equity	$523,803	$2,319	$526,122
Consumer	127,982	164	128,146
Total	$651,785	$2,483	$654,268
December 31, 2016
Residential real estate and home equity	$518,896	$3,035	$521,931
Consumer	129,585	228	129,813
Total	$648,481	$3,263	$651,744
The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2017
Commercial and agricultural	$927,113	$281	$—	$—	$927,394	$2,603	$929,997
Auto and light truck	485,885	2,869	21	—	488,775	8,041	496,816
Medium and heavy duty truck	296,564	—	—	—	296,564	371	296,935
Aircraft	823,638	14,570	4,492	—	842,700	1,957	844,657
Construction equipment	561,665	333	448	—	562,446	991	563,437
Commercial real estate	738,006	23	121	—	738,150	3,418	741,568
Residential real estate and home equity	521,943	1,508	352	429	524,232	1,890	526,122
Consumer	127,107	776	99	30	128,012	134	128,146
Total	$4,481,921	$20,360	$5,533	$459	$4,508,273	$19,405	$4,527,678
December 31, 2016
Commercial and agricultural	$808,283	$—	$—	$—	$808,283	$3,981	$812,264
Auto and light truck	411,300	298	—	—	411,598	166	411,764
Medium and heavy duty truck	294,790	—	—	—	294,790	—	294,790
Aircraft	791,559	1,429	3,316	—	796,304	6,110	802,414
Construction equipment	493,131	1,546	—	—	494,677	1,248	495,925
Commercial real estate	713,482	133	—	—	713,615	5,555	719,170
Residential real estate and home equity	517,212	1,310	374	394	519,290	2,641	521,931
Consumer	129,000	453	132	22	129,607	206	129,813
Total	$4,158,757	$5,169	$3,822	$416	$4,168,164	$19,907	$4,188,071
Interest income for the years ended December 31, 2017, 2016, and 2015, would have increased by approximately $1.14 million, $1.11 million, and $1.03 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
December 31, 2017
With no related reserve recorded:
Commercial and agricultural	$2,439	$2,439	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	371	371	—
Aircraft	1,901	1,901	—
Construction equipment	584	584	—
Commercial real estate	2,375	2,375	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,670	7,670	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	7,780	7,780	243
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	344	344	108
Commercial real estate	971	971	181
Residential real estate and home equity	352	354	134
Consumer	—	—	—
Total with a reserve recorded	9,447	9,449	666
Total impaired loans	$17,117	$17,119	$666
December 31, 2016
With no related reserve recorded:
Commercial and agricultural	$1,700	$1,700	$—
Auto and light truck	115	115	—
Medium and heavy duty truck	—	—	—
Aircraft	2,918	2,918	—
Construction equipment	605	605	—
Commercial real estate	2,607	2,607	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,945	7,945	—
With a reserve recorded:
Commercial and agricultural	1,890	1,890	297
Auto and light truck	—	—	—
Medium and heavy duty truck	—	—	—
Aircraft	3,192	3,192	1,076
Construction equipment	562	562	35
Commercial real estate	2,765	2,765	322
Residential real estate and home equity	674	676	148
Consumer	—	—	—
Total with a reserve recorded	9,083	9,085	1,878
Total impaired loans	$17,028	$17,030	$1,878

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class, for years ending December 31, 2017, 2016 and 2015.

	2017		2016		2015
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$4,526	$1	$3,484	$6	$5,362	$32
Auto and light truck	766	—	10	—	—	—
Medium and heavy duty truck	658	—	—	—	—	—
Aircraft	4,873	5	6,291	2	7,285	6
Construction equipment	1,011	—	766	—	695	—
Commercial real estate	3,220	2	5,417	123	10,126	518
Residential real estate and home equity	355	15	415	15	370	16
Consumer loans	—	—	—	—	—	—
Total	$15,409	$23	$16,383	$146	$23,838	$572
The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2017, 2016 and 2015, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There were one modification during 2017, one modification during 2016, and no modifications during 2015 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2017		2016		2015
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	—	$—	—	$—	2	$218
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR modifications	—	—	—	—	2	218
Nonperforming TDRs:
Commercial and agricultural	1	—	—	—	—	—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	1	562	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	1	314	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	1	—	2	876	—	—
Total TDR modifications	1	$—	2	$876	2	$218
There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2017, 2016 and 2015.
There was one nonperforming construction equipment TDR with a recorded investment of $0.41 million which had a payment default within the twelve months following modification for the year ended December 31, 2017 and no nonperforming TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2016 and 2015.

The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2017	2016
Performing TDRs	$352	$360
Nonperforming TDRs	537	1,642
Total TDRs	$889	$2,002
Note 5 — Reserve for Loan and Lease Losses
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2017
Balance, beginning of year	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	2,415	774	—	1,872	164	344	124	836	6,529
Recoveries	984	1,153	—	227	298	851	109	267	3,889
Net charge-offs (recoveries)	1,431	(379)	—	1,645	(134)	(507)	15	569	2,640
Provision (recovery of provision)	2,991	1,660	104	1,912	1,002	608	131	572	8,980
Balance, end of year	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883

2016
Balance, beginning of year	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
Charge-offs	547	4	—	6,123	128	32	219	888	7,941
Recoveries	509	253	10	528	461	469	31	278	2,539
Net charge-offs (recoveries)	38	(249)	(10)	5,595	(333)	(437)	188	610	5,402
Provision (recovery of provision)	(750)	(1,454)	31	7,574	282	(522)	76	596	5,833
Balance, end of year	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543

2015
Balance, beginning of year	$11,760	$10,326	$4,500	$32,234	$7,008	$13,270	$4,504	$1,466	$85,068
Charge-offs	3,489	24	—	244	—	—	295	658	4,710
Recoveries	851	380	28	802	434	2,807	34	258	5,594
Net charge-offs (recoveries)	2,638	(356)	(28)	(558)	(434)	(2,807)	261	400	(884)
Provision (recovery of provision)	6,334	(1,413)	171	(419)	150	(2,315)	(581)	233	2,160
Balance, end of year	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated by individually and collectively evaluated for impairment as of December 31, 2017 and 2016.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
December 31, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$243	$—	$—	$108	$181	$134	$—	$666
Ending balance, collectively evaluated for impairment	16,228	9,860	4,844	34,619	9,235	14,611	3,532	1,288	94,217
Total reserve for loan and lease losses	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,439	$7,780	$371	$1,901	$928	$3,346	$352	$—	$17,117
Ending balance, collectively evaluated for impairment	927,558	489,036	296,564	842,756	562,509	738,222	525,770	128,146	4,510,561
Total recorded investment in loans	$929,997	$496,816	$296,935	$844,657	$563,437	$741,568	$526,122	$128,146	$4,527,678

December 31, 2016
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$297	$—	$—	$1,076	$35	$322	$148	$—	$1,878
Ending balance, collectively evaluated for impairment	14,371	8,064	4,740	33,276	8,172	13,355	3,402	1,285	86,665
Total reserve for loan and lease losses	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,590	$115	$—	$6,110	$1,167	$5,372	$674	$—	$17,028
Ending balance, collectively evaluated for impairment	808,674	411,649	294,790	796,304	494,758	713,798	521,257	129,813	4,171,043
Total recorded investment in loans	$812,264	$411,764	$294,790	$802,414	$495,925	$719,170	$521,931	$129,813	$4,188,071
Note 6 — Operating Leases
Operating lease equipment at December 31, 2017 and 2016 was $139.58 million and $118.79 million, respectively, net of accumulated depreciation of $49.74 million and $42.23 million, respectively.
The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2017, totaled $108.84 million, of which $28.81 million is due in 2018, $26.88 million in 2019, $28.52 million in 2020, $14.62 million in 2021, $7.05 million in 2022, and $2.96 million thereafter. Depreciation expense related to operating lease equipment for the years ended December 31, 2017, 2016 and 2015 was $25.22 million, $21.68 million and $18.28 million, respectively.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2017	2016
Land	$15,413	$16,127
Buildings and improvements	58,981	59,027
Furniture and equipment	39,978	37,604
Total premises and equipment	114,372	112,758
Accumulated depreciation and amortization	(59,760)	(56,050)
Net premises and equipment	$54,612	$56,708
Depreciation and amortization of properties and equipment totaled $5.66 million in 2017, $5.25 million in 2016, and $4.78 million in 2015.
During 2017, 2016 and 2015, the Company recorded long-lived asset impairment charges totaling $410,000, $0 and $150,000, respectively. The impairment charges were recorded as a result of appraisals on buildings and were recognized in Other Expense on the Statements of Income.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $752.99 million at December 31, 2017, compared to $761.85 million at December 31, 2016, and $798.51 million at December 31, 2015.

Amortization expense on MSRs is expected to total $0.66 million, $0.57 million, $0.49 million, $0.42 million, and $0.36 million in 2018, 2019, 2020, 2021 and 2022, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2017	2016
Mortgage servicing rights:
Balance at beginning of year	$4,297	$4,608
Additions	1,144	1,167
Amortization	(1,092)	(1,478)
Sales	—	—
Carrying value before valuation allowance at end of year	4,349	4,297
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$4,349	$4,297
Fair value of mortgage servicing rights at end of year	$7,187	$7,484
At December 31, 2017, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.84 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $10.42 million and $12.62 million at December 31, 2017 and December 31, 2016, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.70 million, $2.69 million, and $2.84 million for 2017, 2016, and 2015, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2017, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $0.06 million, which was net of accumulated amortization of $9.48 million. At December 31, 2016, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $0.42 million, which was net of accumulated amortization of $9.14 million. Intangible asset amortization was $0.36 million, $0.58 million, and $0.69 million for 2017, 2016, and 2015, respectively. Amortization on other intangible assets is expected to total $0.05 million and $0.01 million in 2018 and 2019, respectively.
The following table shows a summary of core deposit intangible and other intangible assets as of December 31.

(Dollars in thousands)	2017	2016
Core deposit intangibles:
Gross carrying amount	$9,546	$9,566
Less: accumulated amortization	(9,484)	(9,143)
Net carrying amount	$62	$423
Other intangibles:
Gross carrying amount	$—	$—
Less: accumulated amortization	—	—
Net carrying amount	$—	$—
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2017 and 2016 was $553.80 million and $348.30 million, respectively.

The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2017, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$107,747
4 – 6 months	75,414
7 – 12 months	109,311
Over 12 months	261,330
Total	$553,802
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2017.

(Dollars in thousands)
2018	$612,866
2019	385,988
2020	205,651
2021	45,726
2022	16,415
Thereafter	3,327
Total	$1,269,973
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Federal Home Loan Bank borrowings (1.04% – 5.86%)	$47,114	$53,075
Mandatorily redeemable securities	18,948	19,177
Other long-term debt	3,998	2,056
Total long-term debt and mandatorily redeemable securities	$70,060	$74,308
Annual maturities of long-term debt outstanding at December 31, 2017, for the next five years and thereafter beginning in 2018, are as follows (in thousands): $1,634; $1,545; $1,440; $1,728; $3,390; and $60,323.
At December 31, 2017, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 18 fixed rate notes with maturities ranging from 2018 to 2027. These notes were collateralized by $58.88 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2017 and 2016, of $18.95 million and $19.18 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Employee Stock Benefit Plans for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2017, 2016, and 2015 was $1.68 million, $1.45 million, and $1.37 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2017 and 2016.

	2017		2016
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$56,000	1.63%	$—	—%
Security repurchase agreements	149,834	0.20	162,913	0.17
Commercial paper	6,115	0.27	5,761	0.27
Other short-term borrowings	2,646	—	123,269	0.57
Total short-term borrowings	$214,595	0.57%	$291,943	0.34%

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
The following table shows subordinated notes at December 31, 2017.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	3.07%	9/15/2037
Total	$58,764

(1) Fixed rate through life of debt.
(2) 3-Month LIBOR +1.48% through remaining life of debt.
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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2017, 2016 and 2015.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2017	2016	2015
Distributed earnings allocated to common stock	$19,701	$18,707	$17,582
Undistributed earnings allocated to common stock	47,830	38,670	39,336
Net earnings allocated to common stock	67,531	57,377	56,918
Net earnings allocated to participating securities	520	409	568
Net income allocated to common stock and participating securities	$68,051	$57,786	$57,486

Weighted average shares outstanding for basic earnings per common share	25,925,820	25,879,397	26,173,351
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,925,820	25,879,397	26,173,351

Basic earnings per common share	$2.60	$2.22	$2.17
Diluted earnings per common share	$2.60	$2.22	$2.17

Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2017	2016	Affected Line Item in the Statements of Income
Realized gains included in net income	$4,340	$1,796	Gains on investment securities available-for-sale
	4,340	1,796	Income before income taxes
Tax effect	(1,629)	(674)	Income tax expense
Net of tax	$2,711	$1,122	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2017 and 2016, there were 1,126,939 and 1,252,417 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
The Company contributions are allocated among the participants on the basis of compensation. Each participant’s account is credited with cash and/or shares of 1st Source common stock based on that participant’s compensation earned during the year. After completing 5 years of service in which they worked at least 1,000 hours per year, a participant will be completely vested in the Company’s contribution. An employee is always 100% vested in their deferral. Plan participants are entitled to receive distributions from their Plan accounts upon termination of service, retirement, or death.
Contribution expense for the years ended December 31, 2017, 2016, and 2015, amounted to $4.88 million, $4.71 million, and $4.57 million, respectively.
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
The Company’s net periodic post retirement benefit (recovery) cost recognized in Salaries and Employee Benefits in the Statements of Income for the years ended December 31, 2017, 2016 and 2015, amounted to $(0.01) million, $(0.01) million, and $(0.02) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2017, 2016, and 2015.
Note 16 — Stock Based Compensation
As of December 31, 2017, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2017. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $2.37 million during 2017, $4.53 million in 2016, and $4.37 million in 2015.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2015	2,460,208	440,035	$20.60
Shares authorized - 2015 EIP	70,202	—	—
Granted	(81,591)	81,591	24.44
Stock awards vested	—	(159,381)	19.51
Forfeited	1,980	(3,384)	23.85
Balance, December 31, 2015	2,450,799	358,861	21.93
Shares authorized - 2016 EIP	59,342	—	—
Shares authorized - Restricted Stock Award Plan(1)	229,439	—	—
Granted	(79,118)	79,118	26.19
Stock awards vested	—	(155,981)	20.47
Forfeited	3,543	(5,383)	23.39
Canceled	(1,950,000)	—	—
Balance, December 31, 2016	714,005	276,615	23.94
Shares authorized - 2017 EIP	59,064	—	—
Granted	(98,625)	98,625	33.54
Stock awards vested	—	(76,858)	22.71
Forfeited	2,000	(2,456)	29.93
Balance, December 31, 2017	676,444	295,926	$27.41

(1) Shares issuable under the Plan, after taking into account previously granted and forfeited shares, were adjusted to 250,000 shares effective November 9, 2016.
Stock Option Plans — Incentive stock option plans include the 2011 Stock Option Plan (the “2011 Plan”). Shares available for issuance under the 2011 Plan were reduced from 2,200,000 shares to 250,000 shares effective November 9, 2016.
Each award from the plan is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the Committee determines. The option price is equal to the fair market value of a share of 1st Source Corporation’s common stock on the date of grant. Options granted expire at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of ten years. Upon merger, consolidation, or other corporate consolidation in which 1st Source Corporation is not the surviving corporation, as defined in the plans, all outstanding options immediately vest.
There were zero stock options exercised during 2017, 2016 or 2015. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2017, 2016 or 2015.
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

Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $2.96 million in 2017, $2.88 million in 2016, and $3.84 million in 2015. The total income tax benefit recognized in the accompanying Statements of Income related to stock-based compensation was $1.11 million in 2017, $1.07 million in 2016, and $1.45 million in 2015. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $5.97 million at December 31, 2017. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.11 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2017, 2016, and 2015 offerings were $46.18 (-1.32%), $33.87 (-0.29%), and $28.80 (0.23%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2017 and runs through May 31, 2019, with $152,786 in stock value to be purchased at $46.18 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2017	2016	2015
Current:
Federal	$26,012	$25,479	$26,092
State	4,530	3,005	3,365
Total current	30,542	28,484	29,457
Deferred:
Federal	5,869	2,530	1,577
State	(488)	326	43
Deferred tax liability remeasurement	(2,614)	—	—
Total deferred	2,767	2,856	1,620
Total provision	$33,309	$31,340	$31,077
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes.

	2017		2016		2015
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$35,476	35.0%	$31,194	35.0%	$30,997	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(1,197)	(1.2)	(1,235)	(1.4)	(1,152)	(1.3)
State taxes, net of federal income tax benefit	2,627	2.6	2,165	2.4	2,215	2.5
Deferred tax liability remeasurement	(2,614)	(2.6)	—	—	—	—
Other	(983)	(0.9)	(784)	(0.8)	(983)	(1.1)
Total	$33,309	32.9%	$31,340	35.2%	$31,077	35.1%
The tax expense related to gains on investment securities available-for-sale for the years 2017, 2016, and 2015 was approximately $1,629,000, $674,000, and $2,000, respectively.

The following table shows the composition of deferred tax assets and liabilities as of December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Deferred tax assets:
Reserve for loan and lease losses	$23,791	$34,663
Accruals for employee benefits	2,369	3,948
Tax advantaged partnerships	—	1,411
Net unrealized losses on securities available-for-sale	1,285	—
Other	622	477
Total deferred tax assets	28,067	40,499
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	22,641	31,449
Net unrealized gains on securities available-for-sale	—	807
Differing bases in assets related to acquisitions	3,954	6,170
Tax advantaged partnerships	1,921	—
Mortgage servicing	745	1,540
Capitalized loan costs	867	1,463
Prepaid expenses	387	646
Other	222	419
Total deferred tax liabilities	30,737	42,494
Net deferred tax liability	$(2,670)	$(1,995)
No valuation allowance for deferred tax assets was recorded at December 31, 2017 and 2016 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

(Dollars in thousands)	2017	2016	2015
Balance, beginning of year	$762	$380	$—
Additions based on tax positions related to the current year	350	382	380
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse in statute of limitations	—	—	—
Settlements	—	—	—
Balance, end of year	$1,112	$762	$380
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.72 million at December 31, 2017, $0.50 million at December 31, 2016, and $0.25 million at December 31, 2015. Interest and penalties are recognized through the income tax provision. For the years 2017, 2016 and 2015, the Company recognized approximately $0.05 million, $0.04 million and $0.00 million in interest, net of tax effect, and penalties, respectively. There was $0.09 million, $0.04 million and $0.00 million accrued interest and penalties at December 31, 2017, 2016 and 2015, respectively.
Tax years that remain open and subject to audit include the federal 2014-2017 years and the Indiana 2014-2017 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.
Provisional amounts
Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which it expects to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of its deferred tax balance was a benefit of $2.61 million, which is included as a component of Income Tax Expense in the Consolidated Statements of Income and decreased the effective tax rate by 2.6%.

Further, at December 31, 2017, the Company was unable to fully revalue the deferred tax liabilities associated with its partnership investments in renewable energy and affordable housing and estimated the deferred tax liability associated with those projects to be $1.92 million. This estimation was necessary due to incomplete information for 2017 operations from those partnerships at year end. Upon receipt of the partnership Form 1065 K-1’s, the Company will complete the revaluation of those related deferred tax liabilities as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
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
1st Source Bank sells residential mortgage loans to Fannie Mae as well as FHA-insured, USDA-insured and VA-guaranteed loans in Ginnie Mae mortgage-backed securities. Additionally, the Bank has sold loans on a service released basis to various other financial institutions in the past. The agreements under which the Bank sells these mortgage loans contain various representations and warranties regarding the acceptability of loans for purchase. On occasion, the Bank may be required to indemnify the loan purchaser for credit losses on loans that were later deemed ineligible for purchase or may be required to repurchase a loan. Both circumstances are collectively referred to as “repurchases.”
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.39 million and $0.42 million as of December 31, 2017 and 2016, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Commitments — 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. The Company also leases certain owned premises and receives rental income from such lease agreements. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.30 million in 2018, $3.07 million in 2019, $2.74 million in 2020, $1.60 million in 2021, $0.43 million in 2022, and $1.86 million, thereafter.
The following table shows rental expense of office premises and equipment and rental income from owned premises.

Year Ended December 31 (Dollars in thousands)	2017	2016	2015
Gross rental expense	$4,183	$3,995	$3,889
Gross rental income	(856)	(921)	(914)
Net rental expense	$3,327	$3,074	$2,975
The Company has made investments directly in various tax-advantaged and other operating partnerships formed by third parties. The Company’s investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Company has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At December 31, 2017 and 2016, investment balances, including all legally binding commitments to fund future investments, totaled $23.76 million and $11.14 million, respectively. In addition, the Company had a liability for all legally binding unfunded commitments of $15.71 million and $4.95 million at December 31, 2017 and 2016, respectively.
Financial Instruments with Off-Balance-Sheet Risk — To meet the financing needs of our clients, 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2017	2016
Amounts of commitments:
Loan commitments to extend credit	$1,030,334	$868,267
Standby letters of credit	$29,961	$33,397
Commercial and similar letters of credit	$1,837	$1,704
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2017 and 2016.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$756,550	Other assets	$5,167	Other liabilities	$5,262
Loan commitments	8,504	Mortgages held for sale	66	N/A	—
Forward contracts - mortgage loan	19,390	N/A	—	Mortgages held for sale	10
Total - December 31, 2017	$784,444		$5,233		$5,272

Interest rate swap contracts	$570,004	Other assets	$6,621	Other liabilities	$6,743
Loan commitments	5,527	Mortgages held for sale	43	N/A	—
Forward contracts - mortgage loan	16,525	Mortgages held for sale	222	N/A	—
Total - December 31, 2016	$592,056		$6,886		$6,743

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments at December 31, 2017, 2016 and 2015.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2017	2016	2015
Interest rate swap contracts	Other expense	$26	$64	$(8)
Interest rate swap contracts	Other income	1,585	730	1,045
Loan commitments	Mortgage banking	23	(4)	45
Forward contracts - mortgage loan	Mortgage banking	(232)	209	155
Total		$1,402	$999	$1,237
The following table shows the offsetting of financial assets and derivative assets at December 31, 2017 and 2016.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017
Interest rate swaps	$5,194	$27	$5,167	$—	$—	$5,167

December 31, 2016
Interest rate swaps	$6,681	$60	$6,621	$—	$—	$6,621
The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2017 and 2016.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2017
Interest rate swaps	$5,289	$27	$5,262	$—	$2,705	$2,557
Repurchase agreements	149,835	—	149,835	149,835	—	—
Total	$155,124	$27	$155,097	$149,835	$2,705	$2,557

December 31, 2016
Interest rate swaps	$6,803	$60	$6,743	$—	$3,794	$2,949
Repurchase agreements	162,913	—	162,913	162,913	—	—
Total	$169,716	$60	$169,656	$162,913	$3,794	$2,949
If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2017 and December 31, 2016, repurchase agreements had a remaining contractual maturity of $148.22 million and $160.38 million in overnight, $1.32 million and $2.23 million in up to 30 days and $0.30 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2017 and 2016.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$764,853	14.70%	$416,174	8.00%	$481,201	9.25%	$520,218	10.00%
1st Source Bank	696,248	13.36	416,902	8.00	482,043	9.25	521,127	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	699,420	13.44	312,131	6.00	377,158	7.25	416,174	8.00
1st Source Bank	630,702	12.10	312,676	6.00	377,817	7.25	416,902	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	642,420	12.35	234,098	4.50	299,125	5.75	338,142	6.50
1st Source Bank	630,702	12.10	234,507	4.50	299,648	5.75	338,733	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	699,420	12.17	229,890	4.00	N/A	N/A	287,362	5.00
1st Source Bank	630,702	10.98	229,789	4.00	N/A	N/A	287,236	5.00
2016
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$713,498	15.12%	$377,432	8.00%	$406,919	8.625%	$471,791	10.00%
1st Source Bank	662,531	14.06	377,014	8.00	406,468	8.625	471,267	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	651,006	13.80	283,074	6.00	312,561	6.625	377,432	8.00
1st Source Bank	603,022	12.80	282,760	6.00	312,214	6.625	377,014	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	594,006	12.59	212,306	4.50	241,793	5.125	306,664	6.50
1st Source Bank	603,022	12.80	212,070	4.50	241,524	5.125	306,324	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	651,006	12.11	215,115	4.00	N/A	N/A	268,893	5.00
1st Source Bank	603,022	11.22	214,949	4.00	N/A	N/A	268,686	5.00

(1) The capital conservation buffer requirement will be phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2017 and 2016.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.

Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2017, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2017 and 2016, all mortgages held for sale are carried at fair value.
The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2017 and 2016.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2017
Mortgages held for sale reported at fair value:
Total Loans	$13,123	$12,967	$156	(1)
December 31, 2016
Mortgages held for sale reported at fair value:
Total Loans	$15,849	$15,809	$40	(1)

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
The valuation policy and procedures for Level 3 fair value measurements of available-for-sale debt securities are decided through collaboration between management of the Corporate Accounting and Funds Management departments. The changes in fair value measurement for Level 3 securities are analyzed on a periodic basis under a collaborative framework with the aforementioned departments. The methodology and variables used for input are derived from the combination of observable and unobservable inputs. The unobservable inputs are determined through internal assumptions that may vary from period to period due to external factors, such as market movement and credit rating adjustments.
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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$27,971	$440,148	$—	$468,119
U.S. States and political subdivisions securities	—	113,845	2,155	116,000
Mortgage-backed securities - Federal agencies	—	287,910	—	287,910
Corporate debt securities	—	31,294	—	31,294
Foreign government and other securities	—	—	710	710
Total investment securities available-for-sale	27,971	873,197	2,865	904,033
Mortgages held for sale	—	13,123	—	13,123
Accrued income and other assets (interest rate swap agreements)	—	5,167	—	5,167
Total	$27,971	$891,487	$2,865	$922,323

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,262	$—	$5,262
Total	$—	$5,262	$—	$5,262

December 31, 2016
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$20,164	$400,669	$—	$420,833
U.S. States and political subdivisions securities	—	130,276	2,699	132,975
Mortgage-backed securities - Federal agencies	—	252,574	—	252,574
Corporate debt securities	—	35,076	—	35,076
Foreign government and other securities	—	—	807	807
Total debt securities	20,164	818,595	3,506	842,265
Marketable equity securities	8,202	—	—	8,202
Total investment securities available-for-sale	28,366	818,595	3,506	850,467
Mortgages held for sale	—	15,849	—	15,849
Accrued income and other assets (interest rate swap agreements)	—	6,621	—	6,621
Total	$28,366	$841,065	$3,506	$872,937

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$6,743	$—	$6,743
Total	$—	$6,743	$—	$6,743

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2017	$2,699	$807	$3,506
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	31	3	34
Purchases	1,437	500	1,937
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(2,012)	(600)	(2,612)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2017	$2,155	$710	$2,865

Beginning balance January 1, 2016	$4,528	$809	$5,337
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(24)	(2)	(26)
Purchases	1,100	—	1,100
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(2,905)	—	(2,905)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2016	$2,699	$807	$3,506
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2017 or 2016. No transfers between levels occurred during 2017 or 2016.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2017
Investment securities available-for-sale
Direct placement municipal securities	$2,155	Discounted cash flows	Credit spread assumption	2.21% - 2.93%

Foreign government	$710	Discounted cash flows	Market yield assumption	0.35% - 1.23%

December 31, 2016
Investment securities available-for-sale
Direct placement municipal securities	$2,699	Discounted cash flows	Credit spread assumption	0.92% - 3.17%

Foreign government	$807	Discounted cash flows	Market yield assumption	0.28% - 1.12%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2017 and 2016, respectively: impaired loans - $0.50 million and $0.00 million; partnership investments - $0.00 million and $0.00 million; MSRs - $0.00 million and $0.00 million; repossessions - $0.79 million and $0.58 million, and other real estate - $0.05 million and $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Impaired loans - collateral based	$—	$—	$7,994	$7,994
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,349	4,349
Accrued income and other assets (repossessions)	—	—	10,114	10,114
Accrued income and other assets (other real estate)	—	—	1,312	1,312
Total	$—	$—	$24,769	$24,769

December 31, 2016
Impaired loans - collateral based	$—	$—	$6,280	$6,280
Accrued income and other assets (partnership investments)	—	—	1,032	1,032
Accrued income and other assets (mortgage servicing rights)	—	—	4,297	4,297
Accrued income and other assets (repossessions)	—	—	9,373	9,373
Accrued income and other assets (other real estate)	—	—	704	704
Total	$—	$—	$21,686	$21,686
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2017
Impaired loans	$7,994	$7,994	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	3% - 20%

Mortgage servicing rights	4,349	7,187	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 20.7%
				Discount rate	9.6% - 12.5%

Repossessions	10,114	10,493	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 10%

Other real estate	1,312	1,441	Appraisals	Discount for lack of marketability	7% - 9%

December 31, 2016
Impaired loans	$6,280	$6,280	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%

Mortgage servicing rights	4,297	7,484	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 15.0%
				Discount rate	9.6% - 12.5%

Repossessions	9,373	9,452	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 4%

Other real estate	704	752	Appraisals	Discount for lack of marketability	0% - 16%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and due from banks	$73,635	$73,635	$73,635	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,398	4,398	4,398	—	—
Investment securities, available-for-sale	904,033	904,033	27,971	873,197	2,865
Other investments	25,953	25,953	25,953	—	—
Mortgages held for sale	13,123	13,123	—	13,123	—
Loans and leases, net of reserve for loan and lease losses	4,432,795	4,428,848	—	—	4,428,848
Mortgage servicing rights	4,349	7,187	—	—	7,187
Interest rate swaps	5,167	5,167	—	5,167	—
Liabilities:
Deposits	$4,752,730	$4,745,111	$3,482,757	$1,262,354	$—
Short-term borrowings	214,595	214,595	206,862	7,733	—
Long-term debt and mandatorily redeemable securities	70,060	67,857	—	67,857	—
Subordinated notes	58,764	57,103	—	57,103	—
Interest rate swaps	5,262	5,262	—	5,262	—
Off-balance-sheet instruments *	—	286	—	286	—

December 31, 2016
Assets:
Cash and due from banks	$58,578	$58,578	$58,578	$—	$—
Federal funds sold and interest bearing deposits with other banks	49,726	49,726	49,726	—	—
Investment securities, available-for-sale	850,467	850,467	28,366	818,595	3,506
Other investments and trading account securities	22,458	22,458	22,458	—	—
Mortgages held for sale	15,849	15,849	—	15,849	—
Loans and leases, net of reserve for loan and lease losses	4,099,528	4,107,079	—	—	4,107,079
Mortgage servicing rights	4,297	7,484	—	—	7,484
Interest rate swaps	6,621	6,621	—	6,621	—
Liabilities:
Deposits	$4,333,760	$4,332,744	$3,277,108	$1,055,636	$—
Short-term borrowings	291,943	291,943	163,652	128,291	—
Long-term debt and mandatorily redeemable securities	74,308	73,149	—	73,149	—
Subordinated notes	58,764	51,031	—	51,031	—
Interest rate swaps	6,743	6,743	—	6,743	—
Off-balance-sheet instruments *	—	382	—	382	—

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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2017	2016
ASSETS
Cash and cash equivalents	$100,155	$73,324
Short-term investments with bank subsidiary	500	500
Investment securities available-for-sale (amortized cost of $0 at December 31, 2017 and $884 at December 31, 2016)	—	7,369
Investments in:
Bank subsidiaries	706,119	676,915
Non-bank subsidiaries	1	1,812
Other assets	2,696	4,013
Total assets	$809,471	$763,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$6,115	$5,761
Long-term debt and mandatorily redeemable securities	22,942	21,228
Subordinated notes	58,764	58,764
Other liabilities	3,113	5,530
Total liabilities	90,934	91,283
Total shareholders’ equity	718,537	672,650
Total liabilities and shareholders’ equity	$809,471	$763,933

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2017	2016	2015
Income:
Dividends from bank subsidiary	$38,317	$36,064	$36,064
Dividends from non-bank subsidiary	958	—	—
Rental income from subsidiaries	2,354	2,363	2,342
Other	422	444	426
Investment securities and other investment gains	6,431	3,901	26
Total income	48,482	42,772	38,858
Expenses:
Interest on subordinated notes	4,002	4,220	4,220
Interest on long-term debt and mandatorily redeemable securities	1,685	1,454	1,375
Interest on commercial paper and other short-term borrowings	17	20	30
Rent	2,070	1,739	1,737
Other	1,733	1,179	351
Total expenses	9,507	8,612	7,713
Income before income tax benefit and equity in undistributed income of subsidiaries	38,975	34,160	31,145
Income tax benefit	204	741	1,721
Income before equity in undistributed income of subsidiaries	39,179	34,901	32,866
Equity in undistributed income of subsidiaries:
Bank subsidiaries	28,872	22,569	24,289
Non-bank subsidiaries	—	316	331
Net income	$68,051	$57,786	$57,486
Comprehensive income	$63,375	$52,575	$54,634

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2017	2016	2015
Operating activities:
Net income	$68,051	$57,786	$57,486
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(28,872)	(22,885)	(24,620)
Depreciation of premises and equipment	2	4	9
Stock-based compensation	48	52	64
Realized/unrealized investment securities and other investment gains	(6,431)	(3,901)	(26)
Change in trading account securities	—	—	205
Other	4,122	3,132	2,585
Net change in operating activities	36,920	34,188	35,703
Investing activities:
Proceeds from sales and maturities of investment securities	6,327	1,795	1,470
Net change in partnership investments	(62)	2,903	423
Return of capital from subsidiaries	854	—	—
Net change in investing activities	7,119	4,698	1,893
Financing activities:
Net change in commercial paper	354	(2,281)	(4,126)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,248	1,607	1,520
Payments on long-term debt and mandatorily redeemable securities	(667)	(627)	(712)
Stock issued under stock purchase plans	153	120	149
Net proceeds from issuance of treasury stock	2,176	2,636	2,373
Acquisition of treasury stock	(41)	(8,030)	(9,970)
Cash dividends paid on common stock	(20,431)	(19,416)	(18,126)
Net change in financing activities	(17,208)	(25,991)	(28,892)
Net change in cash and cash equivalents	26,831	12,895	8,704
Cash and cash equivalents, beginning of year	73,324	60,429	51,725
Cash and cash equivalents, end of year	$100,155	$73,324	$60,429

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2017, 1st Source’s internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information.
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2018 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2018 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2018 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2017.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	8,177	38.85	123,206
1982 Executive Incentive Plan	—	—	96,178	(1)(2)
1982 Restricted Stock Award Plan	—	—	231,621	(1)
Strategic Deployment Incentive Plan	—	—	98,645	(1)(2)
Total plans approved by shareholders	8,177	$38.85	799,650
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan	—	—	56,576
Total equity compensation plans	8,177	$38.85	856,226

(1)	Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors.

(2)	Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2018 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2018 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 1996, and filed herewith.

3(b)	By-Laws of Registrant, as amended October 22, 2015, filed as an exhibit to Form 10-K, dated December 31, 2015, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

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

10(a)(4)	Employment Agreement of James R. Seitz, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(a)(5)	Employment Agreement of Jeffrey L. Buhr, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 1997, and filed herewith.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended November 9, 2016, filed as an exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(d)
1st Source Corporation 1982 Restricted Stock Award Plan, amended November 9, 2016, filed as Exhibit 4.3 to Registration Statement on Form S-8 No. 333-215910, filed February 6, 2017, and incorporated herein by reference.

10(e)
1st Source Corporation Strategic Deployment Incentive Plan, amended February 26, 2016, filed as exhibit to registrant’s 2016 definitive proxy statement, filed March 15, 2016, and incorporated herein by reference.

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended July 24, 2014, filed as exhibit to Form 10-Q, dated September 30, 2014, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona
1st Source Solar 1, LLC*	Delaware

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(c) Financial Statement Schedules — None.

Item 16. Form 10-K Summary.
Not provided.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
1st SOURCE CORPORATION

By	/s/ CHRISTOPHER J. MURPHY III

Christopher J. Murphy III, Chairman of the Board
and Chief Executive Officer
Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board	February 16, 2018
Christopher J. Murphy III	and Chief Executive Officer

/s/ JAMES R. SEITZ	President	February 16, 2018
James R. Seitz

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 16, 2018
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 16, 2018
John B. Griffith	and General Counsel

/s/ ALLISON N. EGIDI	Director	February 16, 2018
Allison N. Egidi

/s/ DANIEL B. FITZPATRICK	Director	February 16, 2018
Daniel B. Fitzpatrick

/s/ CRAIG A. KAPSON	Director	February 16, 2018
Craig A. Kapson

/s/ NAJEEB A. KHAN	Director	February 16, 2018
Najeeb A. Khan

/s/ VINOD M. KHILNANI	Director	February 16, 2018
Vinod M. Khilnani

/s/ REX MARTIN	Director	February 16, 2018
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 16, 2018
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 16, 2018
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 16, 2018
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 16, 2018
Mark D. Schwabero