Form 10-Q
period 2018-03-31
1ST SOURCE CORP
filed 2018-04-19
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 13, 2018 — 25,955,181 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$29,404	$73,635
Federal funds sold and interest bearing deposits with other banks	21,748	4,398
Investment securities available-for-sale	942,076	904,033
Other investments	27,265	25,953
Mortgages held for sale	8,626	13,123
Loans and leases, net of unearned discount:
Commercial and agricultural	1,011,700	929,997
Auto and light truck	511,051	496,816
Medium and heavy duty truck	280,010	296,935
Aircraft	868,419	844,657
Construction equipment	619,219	563,437
Commercial real estate	748,926	741,568
Residential real estate and home equity	518,130	526,122
Consumer	133,642	128,146
Total loans and leases	4,691,097	4,527,678
Reserve for loan and lease losses	(98,331)	(94,883)
Net loans and leases	4,592,766	4,432,795
Equipment owned under operating leases, net	144,129	139,581
Net premises and equipment	54,841	54,612
Goodwill and intangible assets	84,124	83,742
Accrued income and other assets	146,484	155,412
Total assets	$6,051,463	$5,887,284

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,030,902	$1,064,271
Interest-bearing deposits:
Interest-bearing demand	1,514,299	1,554,898
Savings	855,729	863,588
Time	1,380,395	1,269,973
Total interest-bearing deposits	3,750,423	3,688,459
Total deposits	4,781,325	4,752,730
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	143,913	205,834
Other short-term borrowings	212,051	8,761
Total short-term borrowings	355,964	214,595
Long-term debt and mandatorily redeemable securities	71,335	70,060
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	58,466	72,598
Total liabilities	5,325,854	5,168,747

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2018 and December 31, 2017	436,538	436,538
Retained earnings	354,608	339,959
Cost of common stock in treasury (2,250,503 shares at March 31, 2018 and 2,268,910 shares at December 31, 2017)	(54,602)	(54,628)
Accumulated other comprehensive loss	(10,935)	(3,332)
Total shareholders’ equity	725,609	718,537
Total liabilities and shareholders’ equity	$6,051,463	$5,887,284
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans and leases	$53,691	$44,884
Investment securities, taxable	4,568	3,514
Investment securities, tax-exempt	571	683
Other	408	291
Total interest income	59,238	49,372
Interest expense:
Deposits	6,562	3,734
Short-term borrowings	776	227
Subordinated notes	883	1,055
Long-term debt and mandatorily redeemable securities	485	629
Total interest expense	8,706	5,645
Net interest income	50,532	43,727
Provision for loan and lease losses	3,786	1,000
Net interest income after provision for loan and lease losses	46,746	42,727
Noninterest income:
Trust and wealth advisory	5,188	5,001
Service charges on deposit accounts	2,228	2,239
Debit card	3,103	2,750
Mortgage banking	884	947
Insurance commissions	1,958	1,767
Equipment rental	7,755	6,832
(Losses) gains on investment securities available-for-sale	(345)	1,285
Other	3,036	2,486
Total noninterest income	23,807	23,307
Noninterest expense:
Salaries and employee benefits	22,531	21,345
Net occupancy	2,866	2,594
Furniture and equipment	5,455	4,793
Depreciation – leased equipment	6,428	5,680
Professional fees	2,017	1,077
Supplies and communication	1,553	1,250
FDIC and other insurance	698	623
Business development and marketing	1,533	1,652
Loan and lease collection and repossession	951	636
Other	1,525	1,469
Total noninterest expense	45,557	41,119
Income before income taxes	24,996	24,915
Income tax expense	5,880	8,709
Net income	$19,116	$16,206
Per common share:
Basic net income per common share	$0.73	$0.62
Diluted net income per common share	$0.73	$0.62
Cash dividends	$0.22	$0.18
Basic weighted average common shares outstanding	25,950,386	25,903,397
Diluted weighted average common shares outstanding	25,950,386	25,903,397
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$19,116	$16,206
Other comprehensive loss:
Unrealized (depreciation) appreciation of available-for-sale securities	(9,414)	1,258
Reclassification adjustment for realized losses (gains) included in net income	345	(1,285)
Income tax effect	2,184	10
Other comprehensive loss, net of tax	(6,885)	(17)
Comprehensive income	$12,231	$16,189
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2017	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	$(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585
Net income	—	—	16,206	—	—	16,206
Other comprehensive loss	—	—	—	—	(17)	(17)
Issuance of 48,765 common shares under stock based compensation awards	—	—	721	1,157	—	1,878
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)
Common stock dividend ($0.18 per share)	—	—	(4,677)	—	—	(4,677)
Balance at March 31, 2017	$—	$436,538	$303,009	$(54,940)	$1,327	$685,934

Balance at January 1, 2018	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537
Net income	—	—	19,116	—	—	19,116
Other comprehensive loss	—	—	—	—	(6,885)	(6,885)
Issuance of 34,191 common shares under stock based compensation awards	—	—	535	811	—	1,346
Cost of 15,784 shares of common stock acquired for treasury	—	—	—	(785)	—	(785)
Common stock dividend ($0.22 per share)	—	—	(5,720)	—	—	(5,720)
Balance at March 31, 2018	$—	$436,538	$354,608	$(54,602)	$(10,935)	$725,609
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$19,116	$16,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,786	1,000
Depreciation of premises and equipment	1,321	1,380
Depreciation of equipment owned and leased to others	6,428	5,680
Stock-based compensation	880	694
Amortization of investment securities premiums and accretion of discounts, net	764	1,116
Amortization of mortgage servicing rights	236	263
Deferred income taxes	(7,531)	(504)
Losses (gains) on investment securities available-for-sale	345	(1,285)
Originations of loans held for sale, net of principal collected	(17,032)	(12,926)
Proceeds from the sales of loans held for sale	21,960	20,871
Net gain on sale of loans held for sale	(431)	(505)
Net (gain) loss on sale of other real estate and repossessions	(6)	94
Change in interest receivable	(1,806)	(251)
Change in interest payable	1,120	(225)
Change in other assets	4,825	(1,398)
Change in other liabilities	323	2,890
Other	(11)	1,177
Net change in operating activities	34,287	34,277
Investing activities:
Proceeds from sales of investment securities available-for-sale	11,739	1,004
Proceeds from maturities and paydowns of investment securities available-for-sale	47,265	42,617
Purchases of investment securities available-for-sale	(107,225)	(30,198)
Proceeds from liquidation of partnership investment	1,868	—
Net change in other investments	(1,312)	—
Loans sold or participated to others	14,310	266
Net change in loans and leases	(178,326)	(47,385)
Net change in equipment owned under operating leases	(10,976)	(14,210)
Purchases of premises and equipment	(1,566)	(24)
Proceeds from sales of other real estate and repossessions	425	1,730
Net change in investing activities	(223,798)	(46,200)
Financing activities:
Net change in demand deposits and savings accounts	(81,827)	(52,553)
Net change in time deposits	110,422	55,769
Net change in short-term borrowings	141,369	(12,198)
Proceeds from issuance of long-term debt	—	10,000
Payments on long-term debt	(636)	(401)
Acquisition of treasury stock	(785)	(41)
Cash dividends paid on common stock	(5,913)	(4,841)
Net change in financing activities	162,630	(4,265)

Net change in cash and cash equivalents	(26,881)	(16,188)
Cash and cash equivalents, beginning of year	78,033	108,304
Cash and cash equivalents, end of period	$51,152	$92,116
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$259	$903
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	583	1,426
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2017 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Revenue Recognition
The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectibility is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through 1st Source Bank (Bank) and its subsidiaries.
Interest Income – The largest source of revenue for the Company is interest income which is primarily recognized on an accrual basis according to nondiscretionary formulas in written contracts, such as loan and lease agreements or investment securities contracts.
Noninterest Income – The Company earns noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as trust and wealth advisory, deposit account, debit card, mortgage banking, insurance, and equipment rental services. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.
Note 2 — Recent Accounting Pronouncements
Accumulated Other Comprehensive Income (Loss): In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The guidance is effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either in the period adopted or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 on January 1, 2018 through a $0.72 million cumulative-effect adjustment from AOCI to increase retained earnings related to unrealized gains and losses on available-for-sale securities. No other income tax effects related to the application of the Tax Cuts and Jobs Act were reclassified from AOCI to retained earnings.
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
Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company has an implementation team working through the provisions of ASU 2016-02 including a review of all leases to assess the impact on its accounting, disclosures and the election of certain practical expedients. The Company has selected a third party software solution to assist with the accounting under the new standard. It is expected that the Company will recognize discounted right of use assets and lease liabilities (estimated between $7 and $10 million) upon adoption on January 1, 2019. The estimates will change due to changes in the lease portfolio.
Recognition and Measurement of Financial Instruments: In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. In February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on its accounting for equity investments, fair value disclosures and other disclosure requirements.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. ASU 2014-09 required the Company to evaluate how it recognizes certain recurring revenue streams related to noninterest income. The Company adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appears in “Note 1. Accounting Policies.”
Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. Treasury and Federal agencies securities	$510,739	$7	$(7,749)	$502,997
U.S. States and political subdivisions securities	98,740	321	(1,076)	97,985
Mortgage-backed securities — Federal agencies	301,717	997	(6,384)	296,330
Corporate debt securities	44,584	—	(528)	44,056
Foreign government and other securities	700	8	—	708
Total debt securities available-for-sale	$956,480	$1,333	$(15,737)	$942,076

December 31, 2017
U.S. Treasury and Federal agencies securities	$471,508	$57	$(3,446)	$468,119
U.S. States and political subdivisions securities	116,260	648	(908)	116,000
Mortgage-backed securities — Federal agencies	289,327	1,456	(2,873)	287,910
Corporate debt securities	31,573	5	(284)	31,294
Foreign government and other securities	700	10	—	710
Total debt securities available-for-sale	$909,368	$2,176	$(7,511)	$904,033
At March 31, 2018 and December 31, 2017, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2018. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$73,984	$73,935
Due after one year through five years	560,259	551,743
Due after five years through ten years	20,520	20,068
Due after ten years	—	—
Mortgage-backed securities	301,717	296,330
Total debt securities available-for-sale	$956,480	$942,076
The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. Treasury and Federal agencies securities	$399,359	$(4,388)	$88,465	$(3,361)	$487,824	$(7,749)
U.S. States and political subdivisions securities	46,927	(484)	18,067	(592)	64,994	(1,076)
Mortgage-backed securities - Federal agencies	175,903	(3,672)	67,169	(2,712)	243,072	(6,384)
Corporate debt securities	34,146	(184)	9,910	(344)	44,056	(528)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$656,335	$(8,728)	$183,611	$(7,009)	$839,946	$(15,737)

December 31, 2017
U.S. Treasury and Federal agencies securities	$311,865	$(1,161)	$89,617	$(2,285)	$401,482	$(3,446)
U.S. States and political subdivisions securities	34,971	(287)	24,909	(621)	59,880	(908)
Mortgage-backed securities - Federal agencies	137,169	(1,336)	60,162	(1,537)	197,331	(2,873)
Corporate debt securities	13,747	(57)	10,048	(227)	23,795	(284)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$497,752	$(2,841)	$184,736	$(4,670)	$682,488	$(7,511)
The initial indication of potential other-than-temporary-impairment (OTTI) for debt securities is a decline in fair value below amortized cost. Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of debt securities available-for-sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.
At March 31, 2018, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Gross realized gains	$2	$1,285
Gross realized losses	(347)	—
OTTI losses	—	—
Net realized gains (losses)	$(345)	$1,285

At March 31, 2018 and December 31, 2017, investment securities available-for-sale with carrying values of $262.74 million and $289.05 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2018
Commercial and agricultural	$984,159	$27,541	$1,011,700
Auto and light truck	491,220	19,831	511,051
Medium and heavy duty truck	276,977	3,033	280,010
Aircraft	837,584	30,835	868,419
Construction equipment	599,003	20,216	619,219
Commercial real estate	732,987	15,939	748,926
Total	$3,921,930	$117,395	$4,039,325

December 31, 2017
Commercial and agricultural	$906,074	$23,923	$929,997
Auto and light truck	482,455	14,361	496,816
Medium and heavy duty truck	293,318	3,617	296,935
Aircraft	815,956	28,701	844,657
Construction equipment	552,684	10,753	563,437
Commercial real estate	726,134	15,434	741,568
Total	$3,776,621	$96,789	$3,873,410

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2018
Residential real estate and home equity	$516,208	$1,922	$518,130
Consumer	133,460	182	133,642
Total	$649,668	$2,104	$651,772

December 31, 2017
Residential real estate and home equity	$523,803	$2,319	$526,122
Consumer	127,982	164	128,146
Total	$651,785	$2,483	$654,268
The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2018
Commercial and agricultural	$1,008,424	$16	$22	$—	$1,008,462	$3,238	$1,011,700
Auto and light truck	501,029	533	365	—	501,927	9,124	511,051
Medium and heavy duty truck	279,177	496	—	—	279,673	337	280,010
Aircraft	856,589	6,039	—	—	862,628	5,791	868,419
Construction equipment	615,738	2,382	101	—	618,221	998	619,219
Commercial real estate	744,355	680	—	—	745,035	3,891	748,926
Residential real estate and home equity	515,124	657	427	114	516,322	1,808	518,130
Consumer	132,649	746	65	9	133,469	173	133,642
Total	$4,653,085	$11,549	$980	$123	$4,665,737	$25,360	$4,691,097

December 31, 2017
Commercial and agricultural	$927,113	$281	$—	$—	$927,394	$2,603	$929,997
Auto and light truck	485,885	2,869	21	—	488,775	8,041	496,816
Medium and heavy duty truck	296,564	—	—	—	296,564	371	296,935
Aircraft	823,638	14,570	4,492	—	842,700	1,957	844,657
Construction equipment	561,665	333	448	—	562,446	991	563,437
Commercial real estate	738,006	23	121	—	738,150	3,418	741,568
Residential real estate and home equity	521,943	1,508	352	429	524,232	1,890	526,122
Consumer	127,107	776	99	30	128,012	134	128,146
Total	$4,481,921	$20,360	$5,533	$459	$4,508,273	$19,405	$4,527,678

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
March 31, 2018
With no related reserve recorded:
Commercial and agricultural	$3,013	$3,013	$—
Auto and light truck	1,913	1,913	—
Medium and heavy duty truck	337	337	—
Aircraft	1,514	1,514	—
Construction equipment	601	601	—
Commercial real estate	2,870	2,870	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	10,248	10,248	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	6,972	6,972	360
Medium and heavy duty truck	—	—	—
Aircraft	4,238	4,238	431
Construction equipment	344	344	101
Commercial real estate	939	939	173
Residential real estate and home equity	350	352	132
Consumer	—	—	—
Total with a reserve recorded	12,843	12,845	1,197
Total impaired loans	$23,091	$23,093	$1,197

December 31, 2017
With no related reserve recorded:
Commercial and agricultural	$2,439	$2,439	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	371	371	—
Aircraft	1,901	1,901	—
Construction equipment	584	584	—
Commercial real estate	2,375	2,375	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,670	7,670	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	7,780	7,780	243
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	344	344	108
Commercial real estate	971	971	181
Residential real estate and home equity	352	354	134
Consumer	—	—	—
Total with a reserve recorded	9,447	9,449	666
Total impaired loans	$17,117	$17,119	$666

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended March 31,
	2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$2,843	$—	$2,704	$1
Auto and light truck	7,827	—	84	—
Medium and heavy duty truck	347	—	—	—
Aircraft	3,069	—	8,795	—
Construction equipment	1,330	—	1,161	—
Commercial real estate	3,696	—	3,904	—
Residential real estate and home equity	350	4	358	4
Consumer	—	—	—	—
Total	$19,462	$4	$17,006	$5

There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three months ended March 31, 2018 and 2017. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2018 and 2017. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Performing TDRs	$349	$352
Nonperforming TDRs	125	537
Total TDRs	$474	$889

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2018 and 2017.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2018
Balance, beginning of period	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	25	316	—	29	5	7	11	163	556
Recoveries	49	6	—	44	19	21	6	73	218
Net charge-offs (recoveries)	(24)	310	—	(15)	(14)	(14)	5	90	338
Provision (recovery of provision)	1,357	1,017	(351)	202	1,560	(36)	(96)	133	3,786
Balance, end of period	$17,609	$10,810	$4,493	$34,836	$10,917	$14,770	$3,565	$1,331	$98,331

March 31, 2017
Balance, beginning of period	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	208	21	—	1,103	—	2	4	220	1,558
Recoveries	595	1,127	—	183	22	50	71	85	2,133
Net charge-offs (recoveries)	(387)	(1,106)	—	920	(22)	(48)	(67)	135	(575)
Provision (recovery of provision)	934	602	(64)	(1,424)	703	143	(25)	131	1,000
Balance, end of period	$15,989	$9,772	$4,676	$32,008	$8,932	$13,868	$3,592	$1,281	$90,118

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$360	$—	$431	$101	$173	$132	$—	$1,197
Ending balance, collectively evaluated for impairment	17,609	10,450	4,493	34,405	10,816	14,597	3,433	1,331	97,134
Total reserve for loan and lease losses	$17,609	$10,810	$4,493	$34,836	$10,917	$14,770	$3,565	$1,331	$98,331

Recorded investment in loans
Ending balance, individually evaluated for impairment	$3,013	$8,885	$337	$5,752	$945	$3,809	$350	$—	$23,091
Ending balance, collectively evaluated for impairment	1,008,687	502,166	279,673	862,667	618,274	745,117	517,780	133,642	4,668,006
Total recorded investment in loans	$1,011,700	$511,051	$280,010	$868,419	$619,219	$748,926	$518,130	$133,642	$4,691,097

December 31, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$243	$—	$—	$108	$181	$134	$—	$666
Ending balance, collectively evaluated for impairment	16,228	9,860	4,844	34,619	9,235	14,611	3,532	1,288	94,217
Total reserve for loan and lease losses	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,439	$7,780	$371	$1,901	$928	$3,346	$352	$—	$17,117
Ending balance, collectively evaluated for impairment	927,558	489,036	296,564	842,756	562,509	738,222	525,770	128,146	4,510,561
Total recorded investment in loans	$929,997	$496,816	$296,935	$844,657	$563,437	$741,568	$526,122	$128,146	$4,527,678
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $752.26 million and $752.99 million at March 31, 2018 and December 31, 2017, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Mortgage servicing rights:
Balance at beginning of period	$4,349	$4,297
Additions	243	247
Amortization	(236)	(263)
Sales	—	—
Carrying value before valuation allowance at end of period	4,356	4,281
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,356	$4,281
Fair value of mortgage servicing rights at end of period	$7,389	$7,452

At March 31, 2018 and 2017, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $3.03 million and $3.17 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.66 million and $0.68 million for the three months ended March 31, 2018 and 2017, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Statements of Income.
Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk
Commitments — 1st Source Bank (Bank), a subsidiary of 1st Source Corporation, has made investments directly in various tax-advantaged and other operating partnerships formed by third parties.The Bank’s investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At March 31, 2018 and December 31, 2017, investment balances, including all legally binding commitments to fund future investments totaled $14.39 million and $23.76 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $15.24 million and $15.71 million at March 31, 2018 and December 31, 2017, respectively.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Amounts of commitments:
Loan commitments to extend credit	$1,031,638	$1,030,334
Standby letters of credit	$31,421	$29,961
Commercial and similar letters of credit	$756	$1,837
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

Standby letters of credit are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit generally have terms ranging from six months to one year.
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
The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2018
Interest rate swap contracts	$781,975	Other assets	$5,342	Other liabilities	$5,439
Loan commitments	8,114	Mortgages held for sale	62	N/A	—
Forward contracts - mortgage loan	15,755	N/A	—	Mortgages held for sale	7
Total	$805,844		$5,404		$5,446

December 31, 2017
Interest rate swap contracts	$756,550	Other assets	$5,167	Other liabilities	$5,262
Loan commitments	8,504	Mortgages held for sale	66	N/A	—
Forward contracts - mortgage loan	19,390	N/A	—	Mortgages held for sale	10
Total	$784,444		$5,233		$5,272
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2018	2017
Interest rate swap contracts	Other expense	$(1)	$20
Interest rate swap contracts	Other income	333	119
Loan commitments	Mortgage banking	(4)	55
Forward contracts - mortgage loan	Mortgage banking	3	(312)
Total		$331	$(118)

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018
Interest rate swaps	$5,360	$18	$5,342	$—	$—	$5,342

December 31, 2017
Interest rate swaps	$5,194	$27	$5,167	$—	$—	$5,167

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2018
Interest rate swaps	$5,457	$18	$5,439	$—	$365	$5,074
Repurchase agreements	123,913	—	123,913	123,913	—	—
Total	$129,370	$18	$129,352	$123,913	$365	$5,074

December 31, 2017
Interest rate swaps	$5,289	$27	$5,262	$—	$2,705	$2,557
Repurchase agreements	149,835	—	149,835	149,835	—	—
Total	$155,124	$27	$155,097	$149,835	$2,705	$2,557
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2018 and December 31, 2017, repurchase agreements had a remaining contractual maturity of $122.30 million and $148.22 million in overnight, $1.31 million and $1.32 million in up to 30 days, and $0.30 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2018 and 2017.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2018	2017
Distributed earnings allocated to common stock	$5,704	$4,663
Undistributed earnings allocated to common stock	13,278	11,422
Net earnings allocated to common stock	18,982	16,085
Net earnings allocated to participating securities	134	121
Net income allocated to common stock and participating securities	$19,116	$16,206

Weighted average shares outstanding for basic earnings per common share	25,950,386	25,903,397
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	25,950,386	25,903,397

Basic earnings per common share	$0.73	$0.62
Diluted earnings per common share	$0.73	$0.62

Note 10.     Stock Based Compensation
As of March 31, 2018, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2017. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2018.
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
Total fair value of options vested and expensed was zero for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and 2017 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2018 and 2017. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2018, there was $7.42 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.40 years.
Note 11.     Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2018	2017
Realized (losses) gains included in net income	$(345)	$1,285	(Losses) gains on investment securities available-for-sale
	(345)	1,285	Income before income taxes
Tax effect	83	(482)	Income tax expense
Net of tax	$(262)	$803	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.95 million at March 31, 2018 and $0.72 million at December 31, 2017. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2018 and 2017, the Company recognized $0.01 million and $0.00 million in interest or penalties, respectively. There was $0.10 million and $0.09 million in accrued interest and penalties at March 31, 2018 and December 31, 2017, respectively.

Tax years that remain open and subject to audit include the federal 2014-2017 years and the Indiana 2014-2017 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. At March 31, 2018 and December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.
Provisional amounts
Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which it expects to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of its deferred tax balance was a benefit of $2.61 million, which was included as a component of Income Tax Expense in the December 31, 2017 Consolidated Statements of Income and decreased the effective rate by 2.6%.
Further, at March 31, 2018 and December 31, 2017, the Company was unable to fully revalue the deferred tax liabilities associated with its partnership investments in renewable energy and affordable housing and estimated the deferred tax liability associated with those projects to be $1.92 million. This estimation was necessary due to incomplete information for 2017 operations from those partnerships. Upon receipt of the partnership Form1065 K-1’s, the Company will complete the revaluation of those related deferred tax liabilities as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At March 31, 2018 and December 31, 2017, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2018
Mortgages held for sale reported at fair value	$8,626	$8,611	$15	(1)

December 31, 2017
Mortgages held for sale reported at fair value	$13,123	$12,967	$156	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$27,726	$475,271	$—	$502,997
U.S. States and political subdivisions securities	—	95,830	2,155	97,985
Mortgage-backed securities — Federal agencies	—	296,330	—	296,330
Corporate debt securities	—	44,056	—	44,056
Foreign government and other securities	—	—	708	708
Total debt securities available-for-sale	27,726	911,487	2,863	942,076
Mortgages held for sale	—	8,626	—	8,626
Accrued income and other assets (interest rate swap agreements)	—	5,342	—	5,342
Total	$27,726	$925,455	$2,863	$956,044

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,439	$—	$5,439
Total	$—	$5,439	$—	$5,439

December 31, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$27,971	$440,148	$—	$468,119
U.S. States and political subdivisions securities	—	113,845	2,155	116,000
Mortgage-backed securities — Federal agencies	—	287,910	—	287,910
Corporate debt securities	—	31,294	—	31,294
Foreign government and other securities	—	—	710	710
Total debt securities available-for-sale	27,971	873,197	2,865	904,033
Mortgages held for sale	—	13,123	—	13,123
Accrued income and other assets (interest rate swap agreements)	—	5,167	—	5,167
Total	$27,971	$891,487	$2,865	$922,323

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,262	$—	$5,262
Total	$—	$5,262	$—	$5,262

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2018 and 2017.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2018	$2,155	$710	$2,865
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(2)	(2)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2018	$2,155	$708	$2,863

Beginning balance January 1, 2017	$2,699	$807	$3,506
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	19	(3)	16
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(700)	—	(700)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2017	$2,018	$804	$2,822
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2018 or 2017. No transfers between levels occurred during the three months ended March 31, 2018 or 2017.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2018
Debt securities available-for sale
Direct placement municipal securities	$2,155	Discounted cash flows	Credit spread assumption	2.26% - 3.08%

Foreign government	$708	Discounted cash flows	Market yield assumption	0.22% - 1.33%

December 31, 2017
Debt securities available-for sale
Direct placement municipal securities	$2,155	Discounted cash flows	Credit spread assumption	2.21% - 2.93%

Foreign government	$710	Discounted cash flows	Market yield assumption	0.35% - 1.23%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2018: impaired loans - $0.30 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.65 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Impaired loans - collateral based	$—	$—	$4,477	$4,477
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,356	4,356
Accrued income and other assets (repossessions)	—	—	9,432	9,432
Accrued income and other assets (other real estate)	—	—	1,184	1,184
Total	$—	$—	$20,449	$20,449

December 31, 2017
Impaired loans - collateral based	$—	$—	$7,994	$7,994
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,349	4,349
Accrued income and other assets (repossessions)	—	—	10,114	10,114
Accrued income and other assets (other real estate)	—	—	1,312	1,312
Total	$—	$—	$24,769	$24,769
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2018
Impaired loans	$4,477	$4,477	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10%-20%

Mortgage servicing rights	4,356	7,389	Discounted cash flows	Constant prepayment rate (CPR)	7.4% - 23.6%
				Discount rate	10.1% - 13.0%

Repossessions	9,432	9,905	Appraisals, trade publications and auction values	Discount for lack of marketability	4% - 10%

Other real estate	1,184	1,312	Appraisals	Discount for lack of marketability	7% - 9%

December 31, 2017
Impaired loans	$7,994	$7,994	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	3% - 20%

Mortgage servicing rights	4,349	7,187	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 20.7%
				Discount rate	9.6% - 12.5%

Repossessions	10,114	10,493	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 10%

Other real estate	1,312	1,441	Appraisals	Discount for lack of marketability	7% - 9%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Cash and due from banks	$29,404	$29,404	$29,404	$—	$—
Federal funds sold and interest bearing deposits with other banks	21,748	21,748	21,748	—	—
Investment securities, available-for-sale	942,076	942,076	27,726	911,487	2,863
Other investments	27,265	27,265	27,265	—	—
Mortgages held for sale	8,626	8,626	—	8,626	—
Loans and leases, net of reserve for loan and lease losses	4,592,766	4,565,022	—	—	4,565,022
Mortgage servicing rights	4,356	7,389	—	—	7,389
Interest rate swaps	5,342	5,342	—	5,342	—
Liabilities:
Deposits	$4,781,325	$4,769,080	$3,400,930	$1,368,150	$—
Short-term borrowings	355,964	355,964	144,454	211,510	—
Long-term debt and mandatorily redeemable securities	71,335	68,657	—	68,657	—
Subordinated notes	58,764	50,198	—	50,198	—
Interest rate swaps	5,439	5,439	—	5,439	—
Off-balance-sheet instruments *	—	287	—	287	—

December 31, 2017
Assets:
Cash and due from banks	$73,635	$73,635	$73,635	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,398	4,398	4,398	—	—
Investment securities, available-for-sale	904,033	904,033	27,971	873,197	2,865
Other investments	25,953	25,953	25,953	—	—
Mortgages held for sale	13,123	13,123	—	13,123	—
Loans and leases, net of reserve for loan and lease losses	4,432,795	4,428,848	—	—	4,428,848
Mortgage servicing rights	4,349	7,187	—	—	7,187
Interest rate swaps	5,167	5,167	—	5,167	—
Liabilities:
Deposits	$4,752,730	$4,745,111	$3,482,757	$1,262,354	$—
Short-term borrowings	214,595	214,595	206,862	7,733	—
Long-term debt and mandatorily redeemable securities	70,060	67,857	—	67,857	—
Subordinated notes	58,764	57,103	—	57,103	—
Interest rate swaps	5,262	5,262	—	5,262	—
Off-balance-sheet instruments *	—	286	—	286	—

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
Loans and Leases — For March 31, 2018, fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans and leases that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans and leases as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans and leases with similar terms to borrowers of similar credit quality.
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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2018, as compared to December 31, 2017, and the results of operations for the three months ended March 31, 2018 and 2017. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2017 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2017, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION
Our total assets at March 31, 2018 were $6.05 billion, an increase of $164.18 million or 2.79% from December 31, 2017. Total investment securities, available-for-sale were $942.08 million, an increase of $38.04 million or 4.21% from December 31, 2017.
Total loans and leases were $4.69 billion, an increase of $163.42 million, or 3.61% from December 31, 2017. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $241.27 million and $233.37 million as of March 31, 2018 and December 31, 2017, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $97.35 million and $120.90 million as of March 31, 2018, respectively, compared to $101.35 million and $121.02 million as of December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017 there was not a significant concentration in any other country. Solar loan and lease outstandings were $88.91 million as of March 31, 2018, an increase of $12.43 million or 16.25% from the $76.48 million at December 31, 2017. Solar loan and lease outstandings are included in commercial and agricultural. Equipment owned under operating leases was $144.13 million, an increase of $4.55 million, or 3.26% compared to December 31, 2017.
Total deposits were $4.78 billion, an increase of $28.60 million or 0.60% from the end of 2017. Short-term borrowings were $355.96 million, an increase of $141.37 million, or 65.88% from December 31, 2017. Long-term debt and mandatorily redeemable securities were $71.34 million, an increase of $1.28 million or 1.82% from December 31, 2017.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Accrued income and other assets:
Bank owned life insurance cash surrender value	$66,371	$65,816
Accrued interest receivable	18,939	17,133
Mortgage servicing rights	4,356	4,349
Other real estate	1,184	1,312
Repossessions	9,432	10,114
All other assets	46,202	56,688
Total accrued income and other assets	$146,484	$155,412

CAPITAL
As of March 31, 2018, total shareholders’ equity was $725.61 million, up $7.07 million, or 0.98% from the $718.54 million at December 31, 2017. In addition to net income of $19.12 million, other significant changes in shareholders’ equity during the first three months of 2018 included $5.72 million of dividends paid. The accumulated other comprehensive income/(loss) component of shareholders’ equity totaled $(10.94) million at March 31, 2018, compared to $(3.33) million at December 31, 2017. Our equity-to-assets ratio was 11.99% as of March 31, 2018, compared to 12.20% at December 31, 2017. Book value per common share rose to $27.96 at March 31, 2018, from $27.70 at December 31, 2017.
We declared and paid cash dividends per common share of $0.22 during the first quarter of 2018. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 29.41%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2018, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$781,279	14.54%	$429,762	8.00%	$530,487	9.875%	$537,202	10.00%
1st Source Bank	708,018	13.16	430,471	8.00	531,363	9.875	538,089	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	713,708	13.29	322,321	6.00	423,047	7.875	429,762	8.00
1st Source Bank	640,337	11.90	322,853	6.00	423,745	7.875	430,471	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	656,708	12.22	241,741	4.50	342,466	6.375	349,182	6.50
1st Source Bank	640,337	11.90	242,140	4.50	343,032	6.375	349,758	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	713,708	12.13	235,315	4.00	N/A	N/A	294,144	5.00
1st Source Bank	640,337	10.89	235,243	4.00	N/A	N/A	294,054	5.00

(1) The capital conservation buffer requirement will be phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019.
LIQUIDITY AND INTEREST RATE SENSITIVITY
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as our operating cash needs are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, access to the national brokered certificates of deposit market, national listing service certificates of deposit, Federal Home Loan Bank (FHLB) borrowings, Federal Reserve Bank (FRB) borrowings, and the capability to package loans for sale.
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2018, we borrowed $20.00 million in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of March 31, 2018, we had $251.94 million outstanding in FHLB advances and could borrow an additional $50.08 million. We also had no outstandings with the FRB and could borrow $560.72 million as of March 31, 2018.
Our loan to asset ratio was 77.52% at March 31, 2018 compared to 76.91% at December 31, 2017 and 76.98% at March 31, 2017. Cash and cash equivalents totaled $51.15 million at March 31, 2018 compared to $78.03 million at December 31, 2017 and $92.12 million at March 31, 2017. At March 31, 2018, the Statement of Financial Condition was rate sensitive by $331.43 million more assets than liabilities scheduled to reprice within one year, or approximately 1.13%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $680 million.
RESULTS OF OPERATIONS
Net income for the three month period ended March 31, 2018 was $19.12 million, compared to $16.21 million for the same period in 2017. Diluted net income per common share was $0.73 for the three month period ended March 31, 2018, compared to $0.62 for the same period in 2017. Return on average common shareholders’ equity was 10.67% for the three months ended March 31, 2018, compared to 9.61% in 2017. The return on total average assets was 1.31% for the three months ended March 31, 2018, compared to 1.21% in 2017.
Net income increased for the three months ended March 31, 2018 compared to the first three months of 2017. Net interest income and noninterest income increased and income tax expense decreased which was offset by an increase in provision for loan and lease losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME
The following tables provide an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate (35% for periods prior to 2018). Nonaccrual loans and leases are included in the average loan and lease balance outstanding.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$807,447	$4,568	2.29%	$764,239	$3,761	1.95%	$708,249	$3,514	2.01%
Tax exempt(1)	109,532	695	2.57%	119,970	853	2.82%	131,034	994	3.08%
Mortgages held for sale	7,719	80	4.20%	10,654	107	3.98%	8,155	81	4.03%
Loans and leases, net of unearned discount(1)	4,588,782	53,699	4.75%	4,446,794	51,441	4.59%	4,187,231	44,953	4.35%
Other investments	39,299	408	4.21%	76,648	458	2.37%	40,741	291	2.90%
Total earning assets(1)	5,552,779	59,450	4.34%	5,418,305	56,620	4.15%	5,075,410	49,833	3.98%
Cash and due from banks	61,395			64,356			59,967
Reserve for loan and lease losses	(95,707)			(94,265)			(90,222)
Other assets	421,107			430,441			392,092
Total assets	$5,939,574			$5,818,837			$5,437,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,702,882	$6,562	0.72%	$3,644,989	$5,771	0.63%	$3,345,670	$3,734	0.45%
Short-term borrowings	322,257	776	0.98%	211,786	220	0.41%	267,823	227	0.34%
Subordinated notes	58,764	883	6.09%	58,764	870	5.87%	58,764	1,055	7.28%
Long-term debt and mandatorily redeemable securities	70,311	485	2.79%	70,170	510	2.88%	75,495	629	3.38%
Total interest-bearing liabilities	4,154,214	8,706	0.85%	3,985,709	7,371	0.73%	3,747,752	5,645	0.61%
Noninterest-bearing deposits	1,005,557			1,041,156			953,294
Other liabilities	53,561			72,914			52,554
Shareholders’ equity	726,242			719,058			683,647
Total liabilities and shareholders’ equity	$5,939,574			$5,818,837			$5,437,247
Less: Fully tax-equivalent adjustments		(212)			(435)			(461)
Net interest income/margin (GAAP-derived)(1)		$50,532	3.69%		$48,814	3.57%		$43,727	3.49%
Fully tax-equivalent adjustments		212			435			461
Net interest income/margin - FTE(1)		$50,744	3.71%		$49,249	3.61%		$44,188	3.53%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2018 compared to the Quarter Ended March 31, 2017
The taxable-equivalent net interest income for the three months ended March 31, 2018 was $50.74 million, an increase of 14.84% over the same period in 2017. The net interest margin on a fully taxable-equivalent basis was 3.71% for the three months ended March 31, 2018, compared to 3.53% for the three months ended March 31, 2017.
During the three month period ended March 31, 2018, average earning assets increased $477.37 million or 9.41% over the comparable period in 2017. Average interest-bearing liabilities increased $406.46 million or 10.85%. The yield on average earning assets increased 36 basis points to 4.34% from 3.98% primarily due to higher rates on loans and leases and investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 24 basis points to 0.85% from 0.61% as a result of the rising interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 18 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was an increase in yields on net loans and leases of 40 basis points and growth in yields on investment securities available-for-sale of 15 basis points primarily due to market conditions as a result of recent Federal interest rate increases as well as the recognition of an unaccreted purchased loan discount due to early payoff of $0.62 million which had a positive 6 basis point effect. Average net loans and leases increased $401.55 million or 9.59%. Total average investment securities increased $77.70 million or 9.26%. Average mortgages held for sale decreased $0.44 million or 5.35%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper declined $1.44 million or 3.54% from the first quarter of 2017.
Average interest-bearing deposits increased $357.21 million or 10.68% for the first quarter of 2018 over the same period in 2017. The effective rate paid on average interest-bearing deposits grew 27 basis points to 0.72% from 0.45%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a shift in the deposit mix from the first quarter of 2017.
Average short-term borrowings increased $54.43 million or 20.32% for the first quarter of 2018 compared to the same period in 2017. Interest paid on short-term borrowings increased 64 basis points due to recent Federal interest rate increases as well as higher average FHLB borrowings. Interest paid on subordinated notes decreased 119 basis points during the first quarter of 2018 from the same period a year ago due to a conversion to a variable rate associated with one traunche that took effect September 15, 2017. Average long-term debt and mandatorily redeemable securities decreased $5.18 million or 6.87%. Interest paid on long-term debt and mandatorily redeemable securities decreased 58 basis points during the first quarter of 2018 from the same period in 2017 primarily due to lower rates on mandatorily redeemable securities.

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

		Three Months Ended
		March 31,	December 31,	March 31,
(Dollars in thousands)		2018	2017	2017
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$59,238	$56,185	$49,372
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	88	167	150
(C)	- Tax-exempt investment securities	124	268	311
(D)	Interest income - FTE (A+B+C)	59,450	56,620	49,833
(E)	Interest expense (GAAP)	8,706	7,371	5,645
(F)	Net interest income (GAAP) (A–E)	50,532	48,814	43,727
(G)	Net interest income - FTE (D–E)	50,744	49,249	44,188
(H)	Annualization factor	4.056	3.967	4.056
(I)	Total earning assets	$5,552,779	$5,418,305	$5,075,410
	Net interest margin (GAAP-derived) (F*H)/I	3.69%	3.57%	3.49%
	Net interest margin - FTE (G*H)/I	3.71%	3.61%	3.53%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three month period ended March 31, 2018 was $3.79 million compared to a provision for loan and lease losses in the three month period ended March 31, 2017 of $1.00 million. Net charge-offs of $0.34 million were recorded for the first quarter 2018, compared to net recoveries of $0.58 million for the same quarter a year ago.

The increase in the amount of the provision for the most recent quarter was principally driven by strong loan growth. Loan growth during the first quarter of 2018 was $163.42 million compared to $46.79 million for the same period last year. We also realized a slight increase in our special attention credits and nonaccrual loans this quarter.
We continue to evaluate risks which may impact our loan portfolios. We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include the tariff dispute between China and the U.S. and the potential for an escalating trade war. Political uncertainty continues in Latin America, with ongoing corruption scandals. Forthcoming elections in Brazil and Mexico raise the possibility that new leadership could reverse recent structural reform. There is also uncertainty in the U.S. trade relationship with Mexico and the threat of renegotiating NAFTA. Concerns continue to be heightened globally of terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $241 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Values for some aircraft have not fully recovered. We remain concerned about the prolonged low prices for several models. We have some foreign exposure in Mexico and Brazil. Brazil is beginning to show some positive economic signs as it emerges from its worst recession in twenty-five years. However, the country continues to be plagued by corruption scandals. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On March 31, 2018, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.27% compared to 0.17% on March 31, 2017. The increase in delinquencies is largely attributable to the aircraft and construction equipment portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.10% compared to 2.13% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2018 and 2017 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of March 31, 2018 and December 31, 2017 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Loans and leases past due 90 days or more	$123	$459	$344
Nonaccrual loans and leases	25,360	19,405	18,090
Other real estate	1,184	1,312	916
Repossessions	9,432	10,114	8,121
Equipment owned under operating leases	2	9	27
Total nonperforming assets	$36,101	$31,299	$27,498

Nonperforming assets as a percentage of loans and leases were 0.74% at March 31, 2018, 0.67% at December 31, 2017, and 0.63% at March 31, 2017. Nonperforming assets totaled $36.10 million at March 31, 2018, an increase of 15.34% from the $31.30 million reported at December 31, 2017, and a 31.29% increase from the $27.50 million reported at March 31, 2017. The increase in nonperforming assets during the first three months of 2018 was mainly related to higher nonaccrual loans and leases offset by a reduction in repossessions and other real estate. The increase in nonperforming assets at March 31, 2018 from March 31, 2017 occurred primarily in nonaccrual loans and leases and repossessions.
The increase in nonaccrual loans and leases at March 31, 2018 from December 31, 2017 occurred primarily in the aircraft and auto and light truck portfolios. The increase in nonaccrual loans and leases at March 31, 2018 from March 31, 2017 occurred primarily in the auto and light truck, commercial real estate and commercial and agricultural portfolios offset by decreases in the aircraft and residential real estate and home equity portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2018 and December 31, 2017 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Commercial and agricultural	$—	$—	$23
Auto and light truck	167	165	31
Medium and heavy duty truck	—	—	—
Aircraft	8,735	9,335	8,079
Construction equipment	530	582	—
Commercial real estate	482	481	485
Residential real estate and home equity	702	831	417
Consumer	—	32	2
Total	$10,616	$11,426	$9,037

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,188	$5,001	187	3.74%
Service charges on deposit accounts	2,228	2,239	(11)	(0.49)%
Debit card	3,103	2,750	353	12.84%
Mortgage banking	884	947	(63)	(6.65)%
Insurance commissions	1,958	1,767	191	10.81%
Equipment rental	7,755	6,832	923	13.51%
(Losses) gains on investment securities available-for-sale	(345)	1,285	(1,630)	NM
Other	3,036	2,486	550	22.12%
Total noninterest income	$23,807	$23,307	500	2.15%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three months ended March 31, 2018 compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2018 and December 31, 2017 was $4.62 billion and $4.63 billion, respectively.
Service charges on deposit accounts were relatively flat for the three months ended March 31, 2018 over the comparable period in 2017.
Debit card income improved in the three months ended March 31, 2018 over the same period a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2018.
Mortgage banking income decreased in the three months ended March 31, 2018 as compared to the same period a year ago. The decrease was primarily caused by mark to market adjustments due to rising interest rates during the first quarter of 2018 offset by higher realized gains on loans sold.
Insurance commissions were higher during the three months ended March 31, 2018 over the same period a year ago. The increase in insurance commissions during the first quarter of 2018 compared to the same period in 2017 was primarily due to an increased book of business and higher contingent commissions received.

Equipment rental income grew for the three months ended March 31, 2018 over the comparable period in 2017. The increase was the result of the average equipment rental portfolio growing 17% over the same period a year ago due to improving market conditions for equipment finance mainly in medium and heavy duty trucks. The growth in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Losses on investment securities available-for-sale during the three months ended March 31, 2018 compared with gains on investment securities available-for-sale in the same period in 2017 resulted primarily from repositioning the portfolio during the first quarter of 2018 in response to recent tax reform.
Other income increased for the three months ended March 31, 2018 over the comparable period in 2017. The increase during the first quarter of 2018 was primarily a result of higher customer swap fees and net partnership investment gains offset by lower brokerage fees and commissions.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$22,531	$21,345	1,186	5.56%
Net occupancy	2,866	2,594	272	10.49%
Furniture and equipment	5,455	4,793	662	13.81%
Depreciation – leased equipment	6,428	5,680	748	13.17%
Professional fees	2,017	1,077	940	87.28%
Supplies and communication	1,553	1,250	303	24.24%
FDIC and other insurance	698	623	75	12.04%
Business development and marketing	1,533	1,652	(119)	(7.20)%
Loan and lease collection and repossession	951	636	315	49.53%
Other	1,525	1,469	56	3.81%
Total noninterest expense	$45,557	$41,119	4,438	10.79%
Salaries and employee benefits increased during the three months ended March 31, 2018 compared to the same period in 2017. The increase for 2018 was mainly the result of higher base salary expense due to normal merit increases and a rise in incentive compensation.
Net occupancy expense grew during the three months ended March 31, 2018 compared to the same period a year ago. The increase in 2018 was primarily attributed to higher snow removal costs compared to 2017.
Furniture and equipment expense, including depreciation, increased during the three months ended March 31, 2018 compared to the same period in 2017. Furniture and equipment expense was higher in 2018 mainly due to software maintenance costs related to a customer relationship management project.
During the first three months of 2018, depreciation on leased equipment correlates with the growth in equipment rental income as compared to the same period one year ago.
Professional fees increased during the first quarter of 2018 compared to the same period a year ago. The increase was mainly due to increased utilization of consulting services related to a customer relationship management project and information technology projects as well as higher legal fees.
Supplies and communication grew during the first quarter of 2018 compared to the same period a year ago. The increase resulted primarily from higher data communication line charges as bandwidth is improved and a one-time reduction in postage costs in 2017 offset by reduced printing costs.
FDIC and other insurance rose slightly during the three months ended March 31, 2018 compared to the same period in 2017. The increase in 2018 was mainly due to higher assessments for FDIC and other general insurance.
Business development and marketing expense decreased during the first quarter of 2018 compared to the same period a year ago. The expense reduction during 2018 was mainly the result of lower charitable contributions offset by increased marketing promotions.

Loan and lease collection and repossession expense increased during the three months ended March 31, 2018 compared to the same period in 2017. The higher expense during the first quarter of 2018 was mainly due to increased valuation adjustments on repossessed assets offset by lower general collection and repossession expenses.
Other expenses were relatively flat during the three months ended March 31, 2018 compared to the same period in 2017. The increase during the first quarter of 2018 over a year ago primarily related to higher trust losses offset by a decrease in provision for unfunded loan commitments, intangible asset amortization as items fully amortize and impairment writedowns on branches in 2017 not present in 2018.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2018 was $5.88 million, compared to $8.71 million for the same period in 2017. The effective tax rate was 23.52% and 34.95% for the first quarter ended March 31, 2018 and 2017, respectively. The change in effective tax rate was due primarily to the decrease in the federal tax rate from 35% in 2017 to 21% in 2018. See Note 12 for further information regarding the Tax Cuts and Jobs Act.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2017. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.      Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2017. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2018	—	$—	—	1,386,174
February 01 - 28, 2018	—	—	—	1,386,174
March 01 - 31, 2018	15,784	49.75	15,784	1,370,390

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 629,610 shares.
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

1st Source Corporation

DATE	April 19, 2018	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	April 19, 2018	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer