Form 10-Q
period 2018-06-30
1ST SOURCE CORP
filed 2018-07-19
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 13, 2018 — 25,965,077 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$71,102	$73,635
Federal funds sold and interest bearing deposits with other banks	73,358	4,398
Investment securities available-for-sale	968,349	904,033
Other investments	28,159	25,953
Mortgages held for sale	8,235	13,123
Loans and leases, net of unearned discount:
Commercial and agricultural	1,047,705	929,997
Auto and light truck	580,045	496,816
Medium and heavy duty truck	276,273	296,935
Aircraft	863,496	844,657
Construction equipment	642,634	563,437
Commercial real estate	769,659	741,568
Residential real estate and home equity	524,112	526,122
Consumer	135,899	128,146
Total loans and leases	4,839,823	4,527,678
Reserve for loan and lease losses	(103,007)	(94,883)
Net loans and leases	4,736,816	4,432,795
Equipment owned under operating leases, net	143,024	139,581
Net premises and equipment	53,363	54,612
Goodwill and intangible assets	84,104	83,742
Accrued income and other assets	153,548	155,412
Total assets	$6,320,058	$5,887,284

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,106,495	$1,064,271
Interest-bearing deposits:
Interest-bearing demand	1,651,533	1,554,898
Savings	843,558	863,588
Time	1,506,853	1,269,973
Total interest-bearing deposits	4,001,944	3,688,459
Total deposits	5,108,439	4,752,730
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	106,861	205,834
Other short-term borrowings	170,233	8,761
Total short-term borrowings	277,094	214,595
Long-term debt and mandatorily redeemable securities	71,194	70,060
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	64,290	72,598
Total liabilities	5,579,781	5,168,747

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2018 and December 31, 2017	436,538	436,538
Retained earnings	370,521	339,959
Cost of common stock in treasury (2,240,597 shares at June 30, 2018 and 2,268,910 shares at December 31, 2017)	(54,367)	(54,628)
Accumulated other comprehensive loss	(12,415)	(3,332)
Total shareholders’ equity	740,277	718,537
Total liabilities and shareholders’ equity	$6,320,058	$5,887,284
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans and leases	$58,520	$48,032	$112,211	$92,916
Investment securities, taxable	4,428	3,370	8,996	6,884
Investment securities, tax-exempt	520	677	1,091	1,360
Other	397	319	805	610
Total interest income	63,865	52,398	123,103	101,770
Interest expense:
Deposits	8,319	4,511	14,881	8,245
Short-term borrowings	826	272	1,602	499
Subordinated notes	908	1,055	1,791	2,110
Long-term debt and mandatorily redeemable securities	643	699	1,128	1,328
Total interest expense	10,696	6,537	19,402	12,182
Net interest income	53,169	45,861	103,701	89,588
Provision for loan and lease losses	4,817	2,738	8,603	3,738
Net interest income after provision for loan and lease losses	48,352	43,123	95,098	85,850
Noninterest income:
Trust and wealth advisory	5,800	5,627	10,988	10,628
Service charges on deposit accounts	2,336	2,464	4,564	4,703
Debit card	3,427	2,986	6,530	5,736
Mortgage banking	1,073	1,304	1,957	2,251
Insurance commissions	1,487	1,310	3,445	3,077
Equipment rental	8,104	7,586	15,859	14,418
Gains (losses) on investment securities available-for-sale	—	465	(345)	1,750
Other	2,796	2,394	5,832	4,880
Total noninterest income	25,023	24,136	48,830	47,443
Noninterest expense:
Salaries and employee benefits	23,696	20,712	46,227	42,057
Net occupancy	2,115	2,368	4,981	4,962
Furniture and equipment	5,718	5,108	11,173	9,901
Depreciation – leased equipment	6,684	6,296	13,112	11,976
Professional fees	1,728	1,672	3,745	2,749
Supplies and communication	1,499	1,345	3,052	2,595
FDIC and other insurance	714	573	1,412	1,196
Business development and marketing	1,725	1,501	3,258	3,153
Loan and lease collection and repossession	565	329	1,516	965
Other	1,433	1,201	2,958	2,670
Total noninterest expense	45,877	41,105	91,434	82,224
Income before income taxes	27,498	26,154	52,494	51,069
Income tax expense	5,534	9,485	11,414	18,194
Net income	$21,964	$16,669	$41,080	$32,875
Per common share:
Basic net income per common share	$0.84	$0.64	$1.57	$1.26
Diluted net income per common share	$0.84	$0.64	$1.57	$1.26
Cash dividends	$0.24	$0.19	$0.46	$0.37
Basic weighted average common shares outstanding	25,958,128	25,927,032	25,954,278	25,915,280
Diluted weighted average common shares outstanding	25,958,128	25,927,032	25,954,278	25,915,280
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$21,964	$16,669	$41,080	$32,875
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation of available-for-sale securities	(1,949)	2,242	(11,363)	3,500
Reclassification adjustment for realized (gains) losses included in net income	—	(465)	345	(1,750)
Income tax effect	469	(667)	2,653	(657)
Other comprehensive (loss) income, net of tax	(1,480)	1,110	(8,365)	1,093
Comprehensive income	$20,484	$17,779	$32,715	$33,968
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2017	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	$(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585
Net income	—	—	32,875	—	—	32,875
Other comprehensive income	—	—	—	—	1,093	1,093
Issuance of 60,459 common shares under stock based compensation awards	—	—	870	1,435	—	2,305
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)
Common stock dividend ($0.37 per share)	—	—	(9,615)	—	—	(9,615)
Balance at June 30, 2017	$—	$436,538	$314,889	$(54,662)	$2,437	$699,202

Balance at January 1, 2018	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537
Net income	—	—	41,080	—	—	41,080
Other comprehensive loss	—	—	—	—	(8,365)	(8,365)
Issuance of 44,102 common shares under stock based compensation awards	—	—	723	1,047	—	1,770
Cost of 15,789 shares of common stock acquired for treasury	—	—	—	(786)	—	(786)
Common stock dividend ($0.46 per share)	—	—	(11,959)	—	—	(11,959)
Balance at June 30, 2018	$—	$436,538	$370,521	$(54,367)	$(12,415)	$740,277
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$41,080	$32,875
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,603	3,738
Depreciation of premises and equipment	2,648	2,758
Depreciation of equipment owned and leased to others	13,112	11,976
Stock-based compensation	1,850	1,413
Amortization of investment securities premiums and accretion of discounts, net	1,967	2,402
Amortization of mortgage servicing rights	471	551
Deferred income taxes	(3,495)	(1,222)
Losses (gains) on investment securities available-for-sale	345	(1,750)
Originations of loans held for sale, net of principal collected	(34,035)	(44,472)
Proceeds from the sales of loans held for sale	39,953	45,420
Net gain on sale of loans held for sale	(1,030)	(1,303)
Net (gain) loss on sale of other real estate and repossessions	(57)	75
Change in interest receivable	(2,086)	(224)
Change in interest payable	2,462	357
Change in other assets	(3,951)	(654)
Change in other liabilities	1,581	4,019
Other	342	1,695
Net change in operating activities	69,760	57,654
Investing activities:
Proceeds from sales of investment securities available-for-sale	11,739	1,766
Proceeds from maturities and paydowns of investment securities available-for-sale	84,033	93,098
Purchases of investment securities available-for-sale	(173,416)	(94,117)
Proceeds from liquidation of partnership investment	1,868	75
Net change in other investments	(2,206)	(1,780)
Loans sold or participated to others	14,310	6,579
Net change in loans and leases	(327,802)	(206,166)
Net change in equipment owned under operating leases	(16,555)	(37,692)
Purchases of premises and equipment	(1,332)	(1,017)
Proceeds from sales of other real estate and repossessions	1,900	2,042
Net change in investing activities	(407,461)	(237,212)
Financing activities:
Net change in demand deposits and savings accounts	118,829	54,453
Net change in time deposits	236,880	93,823
Net change in short-term borrowings	62,499	14,640
Proceeds from issuance of long-term debt	—	19,999
Payments on long-term debt	(1,108)	(25,790)
Stock issued under stock purchase plans	145	153
Acquisition of treasury stock	(786)	(41)
Cash dividends paid on common stock	(12,331)	(9,949)
Net change in financing activities	404,128	147,288

Net change in cash and cash equivalents	66,427	(32,270)
Cash and cash equivalents, beginning of year	78,033	108,304
Cash and cash equivalents, end of period	$144,460	$76,034
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$868	$5,977
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	583	1,426
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
Revenue Recognition
The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through 1st Source Bank (Bank) and its subsidiaries.
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
Note 2 — Recent Accounting Pronouncements
Share Based Payment Accounting: In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.
Income Taxes: In March 2018, the FASB issued ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments are effective upon addition to the FASB Codification. Disclosures related to the effect of the Tax Cuts and Jobs Act and the Company’s utilization of SAB 118 appear in Note 12 - Income Taxes.
Accumulated Other Comprehensive Income (Loss): In February 2018, the FASB issued ASU No. 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The guidance is effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either in the period adopted or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 on January 1, 2018 through a $0.72 million cumulative-effect adjustment from AOCI to increase retained earnings related to unrealized gains and losses on available-for-sale securities. No other income tax effects related to the application of the Tax Cuts and Jobs Act were reclassified from AOCI to retained earnings.

Premium Amortization: In March 2017, the FASB issued ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company estimates that it will recognize a cumulative-effect adjustment to retained earnings of $0.30 million upon the adoption of ASU 2017-08 on January 1, 2019. This estimate could change due to changes in the security portfolio prior to the adoption date.
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
Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company has an implementation team working through the provisions of ASU 2016-02 including a review of all leases to assess the impact on its accounting, disclosures, processes, internal control over financial reporting, and the election of certain practical expedients. The Company has selected a third party software solution to assist with the accounting under the new standard. It is expected that the Company will recognize discounted right of use assets and lease liabilities (estimated between $10 and $20 million) upon adoption on January 1, 2019. The estimates will change due to changes in the lease portfolio prior to the adoption date.

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

Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. Treasury and Federal agencies securities	$533,030	$3	$(8,899)	$524,134
U.S. States and political subdivisions securities	96,653	258	(1,009)	95,902
Mortgage-backed securities — Federal agencies	308,437	831	(6,989)	302,279
Corporate debt securities	45,882	—	(555)	45,327
Foreign government and other securities	700	7	—	707
Total debt securities available-for-sale	$984,702	$1,099	$(17,452)	$968,349

December 31, 2017
U.S. Treasury and Federal agencies securities	$471,508	$57	$(3,446)	$468,119
U.S. States and political subdivisions securities	116,260	648	(908)	116,000
Mortgage-backed securities — Federal agencies	289,327	1,456	(2,873)	287,910
Corporate debt securities	31,573	5	(284)	31,294
Foreign government and other securities	700	10	—	710
Total debt securities available-for-sale	$909,368	$2,176	$(7,511)	$904,033
At June 30, 2018 and December 31, 2017, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2018. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$59,675	$59,618
Due after one year through five years	598,258	588,454
Due after five years through ten years	18,332	17,998
Due after ten years	—	—
Mortgage-backed securities	308,437	302,279
Total debt securities available-for-sale	$984,702	$968,349

The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. Treasury and Federal agencies securities	$414,870	$(5,481)	$88,331	$(3,418)	$503,201	$(8,899)
U.S. States and political subdivisions securities	42,123	(421)	17,498	(588)	59,621	(1,009)
Mortgage-backed securities - Federal agencies	176,014	(3,540)	83,844	(3,449)	259,858	(6,989)
Corporate debt securities	35,436	(214)	9,891	(341)	45,327	(555)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$668,443	$(9,656)	$199,564	$(7,796)	$868,007	$(17,452)

December 31, 2017
U.S. Treasury and Federal agencies securities	$311,865	$(1,161)	$89,617	$(2,285)	$401,482	$(3,446)
U.S. States and political subdivisions securities	34,971	(287)	24,909	(621)	59,880	(908)
Mortgage-backed securities - Federal agencies	137,169	(1,336)	60,162	(1,537)	197,331	(2,873)
Corporate debt securities	13,747	(57)	10,048	(227)	23,795	(284)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$497,752	$(2,841)	$184,736	$(4,670)	$682,488	$(7,511)
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
At June 30, 2018, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross realized gains	$—	$655	$2	$1,940
Gross realized losses	—	—	(347)	—
OTTI losses	—	(190)	—	(190)
Net realized gains (losses)	$—	$465	$(345)	$1,750
At June 30, 2018 and December 31, 2017, investment securities available-for-sale with carrying values of $245.40 million and $289.05 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2018
Commercial and agricultural	$1,014,535	$33,170	$1,047,705
Auto and light truck	559,686	20,359	580,045
Medium and heavy duty truck	274,035	2,238	276,273
Aircraft	812,726	50,770	863,496
Construction equipment	624,034	18,600	642,634
Commercial real estate	755,613	14,046	769,659
Total	$4,040,629	$139,183	$4,179,812

December 31, 2017
Commercial and agricultural	$906,074	$23,923	$929,997
Auto and light truck	482,455	14,361	496,816
Medium and heavy duty truck	293,318	3,617	296,935
Aircraft	815,956	28,701	844,657
Construction equipment	552,684	10,753	563,437
Commercial real estate	726,134	15,434	741,568
Total	$3,776,621	$96,789	$3,873,410
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2018
Residential real estate and home equity	$522,166	$1,946	$524,112
Consumer	135,699	200	135,899
Total	$657,865	$2,146	$660,011

December 31, 2017
Residential real estate and home equity	$523,803	$2,319	$526,122
Consumer	127,982	164	128,146
Total	$651,785	$2,483	$654,268

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2018
Commercial and agricultural	$1,044,377	$77	$25	$—	$1,044,479	$3,226	$1,047,705
Auto and light truck	571,355	2,298	256	—	573,909	6,136	580,045
Medium and heavy duty truck	275,945	17	—	—	275,962	311	276,273
Aircraft	830,633	12,437	—	—	843,070	20,426	863,496
Construction equipment	632,274	4,290	5,034	—	641,598	1,036	642,634
Commercial real estate	767,852	178	65	—	768,095	1,564	769,659
Residential real estate and home equity	521,540	413	213	188	522,354	1,758	524,112
Consumer	134,869	543	287	75	135,774	125	135,899
Total	$4,778,845	$20,253	$5,880	$263	$4,805,241	$34,582	$4,839,823

December 31, 2017
Commercial and agricultural	$927,113	$281	$—	$—	$927,394	$2,603	$929,997
Auto and light truck	485,885	2,869	21	—	488,775	8,041	496,816
Medium and heavy duty truck	296,564	—	—	—	296,564	371	296,935
Aircraft	823,638	14,570	4,492	—	842,700	1,957	844,657
Construction equipment	561,665	333	448	—	562,446	991	563,437
Commercial real estate	738,006	23	121	—	738,150	3,418	741,568
Residential real estate and home equity	521,943	1,508	352	429	524,232	1,890	526,122
Consumer	127,107	776	99	30	128,012	134	128,146
Total	$4,481,921	$20,360	$5,533	$459	$4,508,273	$19,405	$4,527,678

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
June 30, 2018
With no related reserve recorded:
Commercial and agricultural	$2,992	$2,992	$—
Auto and light truck	5,789	5,789	—
Medium and heavy duty truck	310	310	—
Aircraft	1,237	1,237	—
Construction equipment	—	—	—
Commercial real estate	582	582	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	10,910	10,910	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	226	226	9
Medium and heavy duty truck	—	—	—
Aircraft	19,164	19,164	2,758
Construction equipment	941	941	182
Commercial real estate	908	908	172
Residential real estate and home equity	348	350	130
Consumer	—	—	—
Total with a reserve recorded	21,587	21,589	3,251
Total impaired loans	$32,497	$32,499	$3,251

December 31, 2017
With no related reserve recorded:
Commercial and agricultural	$2,439	$2,439	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	371	371	—
Aircraft	1,901	1,901	—
Construction equipment	584	584	—
Commercial real estate	2,375	2,375	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,670	7,670	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	7,780	7,780	243
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	344	344	108
Commercial real estate	971	971	181
Residential real estate and home equity	352	354	134
Consumer	—	—	—
Total with a reserve recorded	9,447	9,449	666
Total impaired loans	$17,117	$17,119	$666

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$2,998	$—	$7,067	$—	$2,921	$—	$4,886	$1
Auto and light truck	7,066	—	182	—	7,446	—	133	—
Medium and heavy duty truck	319	—	—	—	334	—	—	—
Aircraft	9,126	20	6,174	—	6,097	20	7,484	—
Construction equipment	942	—	1,143	—	1,136	—	1,152	—
Commercial real estate	2,259	—	2,720	—	2,978	—	3,312	—
Residential real estate and home equity	349	4	356	4	349	8	357	8
Consumer	—	—	—	—	—	—	—	—
Total	$23,059	$24	$17,642	$4	$21,261	$28	$17,324	$9

There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three and six months ended June 30, 2018 and one nonperforming modification classified as a TDR during the three and six months ended June 30, 2017. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during 2018 and one modification during 2017 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2018 and one nonperforming TDR which had a payment default within the twelve months following modification during the three and six months ended June 30, 2017. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Performing TDRs	$348	$352
Nonperforming TDRs	122	537
Total TDRs	$470	$889

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2018 and 2017.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2018
Balance, beginning of period	$17,609	$10,810	$4,493	$34,836	$10,917	$14,770	$3,565	$1,331	$98,331
Charge-offs	—	84	—	—	—	—	—	221	305
Recoveries	41	13	—	5	26	4	7	68	164
Net charge-offs (recoveries)	(41)	71	—	(5)	(26)	(4)	(7)	153	141
Provision (recovery of provision)	981	1,337	(151)	1,931	193	366	(8)	168	4,817
Balance, end of period	$18,631	$12,076	$4,342	$36,772	$11,136	$15,140	$3,564	$1,346	$103,007

June 30, 2017
Balance, beginning of period	$15,989	$9,772	$4,676	$32,008	$8,932	$13,868	$3,592	$1,281	$90,118
Charge-offs	261	61	—	654	27	—	33	150	1,186
Recoveries	89	5	—	15	7	48	16	64	244
Net charge-offs (recoveries)	172	56	—	639	20	(48)	17	86	942
Provision (recovery of provision)	382	1,727	164	453	337	(441)	32	84	2,738
Balance, end of period	$16,199	$11,443	$4,840	$31,822	$9,249	$13,475	$3,607	$1,279	$91,914

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2018 and 2017.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2018
Balance, beginning of period	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	25	400	—	29	5	7	11	384	861
Recoveries	90	19	—	49	45	25	13	141	382
Net charge-offs (recoveries)	(65)	381	—	(20)	(40)	(18)	(2)	243	479
Provision (recovery of provision)	2,338	2,354	(502)	2,133	1,753	330	(104)	301	8,603
Balance, end of period	$18,631	$12,076	$4,342	$36,772	$11,136	$15,140	$3,564	$1,346	$103,007

June 30, 2017
Balance, beginning of period	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	469	82	—	1,757	27	2	37	370	2,744
Recoveries	684	1,132	—	198	29	98	87	149	2,377
Net charge-offs (recoveries)	(215)	(1,050)	—	1,559	(2)	(96)	(50)	221	367
Provision (recovery of provision)	1,316	2,329	100	(971)	1,040	(298)	7	215	3,738
Balance, end of period	$16,199	$11,443	$4,840	$31,822	$9,249	$13,475	$3,607	$1,279	$91,914

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$9	$—	$2,758	$182	$172	$130	$—	$3,251
Ending balance, collectively evaluated for impairment	18,631	12,067	4,342	34,014	10,954	14,968	3,434	1,346	99,756
Total reserve for loan and lease losses	$18,631	$12,076	$4,342	$36,772	$11,136	$15,140	$3,564	$1,346	$103,007

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,992	$6,015	$310	$20,401	$941	$1,490	$348	$—	$32,497
Ending balance, collectively evaluated for impairment	1,044,713	574,030	275,963	843,095	641,693	768,169	523,764	135,899	4,807,326
Total recorded investment in loans	$1,047,705	$580,045	$276,273	$863,496	$642,634	$769,659	$524,112	$135,899	$4,839,823

December 31, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$243	$—	$—	$108	$181	$134	$—	$666
Ending balance, collectively evaluated for impairment	16,228	9,860	4,844	34,619	9,235	14,611	3,532	1,288	94,217
Total reserve for loan and lease losses	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,439	$7,780	$371	$1,901	$928	$3,346	$352	$—	$17,117
Ending balance, collectively evaluated for impairment	927,558	489,036	296,564	842,756	562,509	738,222	525,770	128,146	4,510,561
Total recorded investment in loans	$929,997	$496,816	$296,935	$844,657	$563,437	$741,568	$526,122	$128,146	$4,527,678
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $744.40 million and $752.99 million at June 30, 2018 and December 31, 2017, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Mortgage servicing rights:
Balance at beginning of period	$4,356	$4,281	$4,349	$4,297
Additions	202	246	445	493
Amortization	(235)	(288)	(471)	(551)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,323	4,239	4,323	4,239
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,323	$4,239	$4,323	$4,239
Fair value of mortgage servicing rights at end of period	$7,536	$7,134	$7,536	$7,134

At June 30, 2018 and 2017, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $3.21 million and $2.90 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.64 million and $0.69 million for the three months ended June 30, 2018 and 2017, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.30 million and $1.37 million for the six months ended June 30, 2018 and 2017, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Statements of Income.
Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk
Commitments — 1st Source Bank (Bank), a subsidiary of 1st Source Corporation, has made investments directly in various tax-advantaged and other operating partnerships formed by third parties. The Bank’s investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At June 30, 2018 and December 31, 2017, investment balances, including all legally binding commitments to fund future investments totaled $14.54 million and $23.76 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $14.13 million and $15.71 million at June 30, 2018 and December 31, 2017, respectively.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Amounts of commitments:
Loan commitments to extend credit	$1,022,077	$1,030,334
Standby letters of credit	$30,911	$29,961
Commercial and similar letters of credit	$2,113	$1,837
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2018
Interest rate swap contracts	$789,268	Other assets	$7,349	Other liabilities	$7,480
Loan commitments	6,931	Mortgages held for sale	123	N/A	—
Forward contracts - mortgage loan	13,873	N/A	—	Mortgages held for sale	47
Total	$810,072		$7,472		$7,527

December 31, 2017
Interest rate swap contracts	$756,550	Other assets	$5,167	Other liabilities	$5,262
Loan commitments	8,504	Mortgages held for sale	66	N/A	—
Forward contracts - mortgage loan	19,390	N/A	—	Mortgages held for sale	10
Total	$784,444		$5,233		$5,272

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2018	2017	2018	2017
Interest rate swap contracts	Other expense	$(35)	$—	$(36)	$20
Interest rate swap contracts	Other income	246	92	579	211
Loan commitments	Mortgage banking	61	(18)	57	37
Forward contracts - mortgage loan	Mortgage banking	(40)	117	(37)	(195)
Total		$232	$191	$563	$73

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018
Interest rate swaps	$7,355	$6	$7,349	$—	$—	$7,349

December 31, 2017
Interest rate swaps	$5,194	$27	$5,167	$—	$—	$5,167

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2018
Interest rate swaps	$7,486	$6	$7,480	$—	$4,715	$2,765
Repurchase agreements	106,861	—	106,861	106,861	—	—
Total	$114,347	$6	$114,341	$106,861	$4,715	$2,765

December 31, 2017
Interest rate swaps	$5,289	$27	$5,262	$—	$2,705	$2,557
Repurchase agreements	149,835	—	149,835	149,835	—	—
Total	$155,124	$27	$155,097	$149,835	$2,705	$2,557
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2018 and December 31, 2017, repurchase agreements had a remaining contractual maturity of $104.45 million and $148.22 million in overnight, $2.41 million and $1.32 million in up to 30 days, and $0.00 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2018 and 2017.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2018	2017	2018	2017
Distributed earnings allocated to common stock	$6,225	$4,923	$11,929	$9,586
Undistributed earnings allocated to common stock	15,591	11,618	28,869	23,040
Net earnings allocated to common stock	21,816	16,541	40,798	32,626
Net earnings allocated to participating securities	148	128	282	249
Net income allocated to common stock and participating securities	$21,964	$16,669	$41,080	$32,875

Weighted average shares outstanding for basic earnings per common share	25,958,128	25,927,032	25,954,278	25,915,280
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,958,128	25,927,032	25,954,278	25,915,280

Basic earnings per common share	$0.84	$0.64	$1.57	$1.26
Diluted earnings per common share	$0.84	$0.64	$1.57	$1.26

Note 10.     Stock Based Compensation
As of June 30, 2018, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2017. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2018.
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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2018 and 2017. As of June 30, 2018 and 2017 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2018 and 2017. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2018, there was $6.69 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.25 years.
Note 11.     Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2018	2017	2018	2017
Realized gains (losses) included in net income	$—	$465	$(345)	$1,750	Gains (losses) on investment securities available-for-sale
	—	465	(345)	1,750	Income before income taxes
Tax effect	—	(175)	83	(657)	Income tax expense
Net of tax	$—	$290	$(262)	$1,093	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2018 and $0.72 million at December 31, 2017. Interest and penalties are recognized through the income tax provision. For the six months ended June 30, 2018 and 2017, the Company recognized $(0.09) million and $0.04 million in interest or penalties, respectively. There was $0.00 million and $0.09 million in accrued interest and penalties at June 30, 2018 and December 31, 2017, respectively.
Tax years that remain open and subject to audit include the federal 2014-2017 years and the Indiana 2014-2017 years. Additionally, the Company reached a state tax settlement for the 2015-2017 years and as a result, recorded a reduction of unrecognized tax benefits in the amount of $1.05 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. At June 30, 2018 and December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.
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
Further, at June 30, 2018 and December 31, 2017, the Company was unable to fully revalue the deferred tax liabilities associated with its partnership investments in renewable energy and affordable housing and estimated the deferred tax liability associated with those projects to be $1.92 million. This estimation was necessary due to incomplete information for 2017 operations from those partnerships. Upon receipt of the partnership Form1065 K-1’s, the Company will complete the revaluation of those related deferred tax liabilities as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
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

The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At June 30, 2018 and December 31, 2017, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2018
Mortgages held for sale reported at fair value	$8,235	$8,051	$184	(1)

December 31, 2017
Mortgages held for sale reported at fair value	$13,123	$12,967	$156	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,671	$490,463	$—	$524,134
U.S. States and political subdivisions securities	—	94,261	1,641	95,902
Mortgage-backed securities — Federal agencies	—	302,279	—	302,279
Corporate debt securities	—	45,327	—	45,327
Foreign government and other securities	—	—	707	707
Total debt securities available-for-sale	33,671	932,330	2,348	968,349
Mortgages held for sale	—	8,235	—	8,235
Accrued income and other assets (interest rate swap agreements)	—	7,349	—	7,349
Total	$33,671	$947,914	$2,348	$983,933

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$7,480	$—	$7,480
Total	$—	$7,480	$—	$7,480

December 31, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$27,971	$440,148	$—	$468,119
U.S. States and political subdivisions securities	—	113,845	2,155	116,000
Mortgage-backed securities — Federal agencies	—	287,910	—	287,910
Corporate debt securities	—	31,294	—	31,294
Foreign government and other securities	—	—	710	710
Total debt securities available-for-sale	27,971	873,197	2,865	904,033
Mortgages held for sale	—	13,123	—	13,123
Accrued income and other assets (interest rate swap agreements)	—	5,167	—	5,167
Total	$27,971	$891,487	$2,865	$922,323

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,262	$—	$5,262
Total	$—	$5,262	$—	$5,262

The following table shows changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2018 and 2017.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance April 1, 2018	$2,155	$708	$2,863
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	4	(1)	3
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(518)	—	(518)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2018	$1,641	$707	$2,348

Beginning balance April 1, 2017	$2,018	$804	$2,822
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	11	(2)	9
Purchases	287	—	287
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(515)	(500)	(1,015)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2017	$1,801	$302	$2,103
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2018 or 2017. No transfers between levels occurred during the three months ended June 30, 2018 or 2017.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2018
Debt securities available-for sale
Direct placement municipal securities	$1,641	Discounted cash flows	Credit spread assumption	0.11% - 3.02%

Foreign government	$707	Discounted cash flows	Market yield assumption	0.00% - 1.21%

December 31, 2017
Debt securities available-for sale
Direct placement municipal securities	$2,155	Discounted cash flows	Credit spread assumption	2.21% - 2.93%

Foreign government	$710	Discounted cash flows	Market yield assumption	0.35% - 1.23%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2018: impaired loans - $0.00 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.28 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Impaired loans - collateral based	$—	$—	$17,602	$17,602
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,323	4,323
Accrued income and other assets (repossessions)	—	—	9,389	9,389
Accrued income and other assets (other real estate)	—	—	133	133
Total	$—	$—	$32,447	$32,447

December 31, 2017
Impaired loans - collateral based	$—	$—	$7,994	$7,994
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,349	4,349
Accrued income and other assets (repossessions)	—	—	10,114	10,114
Accrued income and other assets (other real estate)	—	—	1,312	1,312
Total	$—	$—	$24,769	$24,769
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2018
Impaired loans	$17,602	$17,602	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% -30%

Mortgage servicing rights	4,323	7,536	Discounted cash flows	Constant prepayment rate (CPR)	7.1% - 22.5%
				Discount rate	10.1% - 13.0%

Repossessions	9,389	9,875	Appraisals, trade publications and auction values	Discount for lack of marketability	4% - 10%

Other real estate	133	176	Appraisals	Discount for lack of marketability	8% - 61%

December 31, 2017
Impaired loans	$7,994	$7,994	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	3% - 20%

Mortgage servicing rights	4,349	7,187	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 20.7%
				Discount rate	9.6% - 12.5%

Repossessions	10,114	10,493	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 10%

Other real estate	1,312	1,441	Appraisals	Discount for lack of marketability	7% - 9%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Cash and due from banks	$71,102	$71,102	$71,102	$—	$—
Federal funds sold and interest bearing deposits with other banks	73,358	73,358	73,358	—	—
Investment securities, available-for-sale	968,349	968,349	33,671	932,330	2,348
Other investments	28,159	28,159	28,159	—	—
Mortgages held for sale	8,235	8,235	—	8,235	—
Loans and leases, net of reserve for loan and lease losses	4,736,816	4,690,436	—	—	4,690,436
Mortgage servicing rights	4,323	7,536	—	—	7,536
Interest rate swaps	7,349	7,349	—	7,349	—
Liabilities:
Deposits	$5,108,439	$5,095,168	$3,601,586	$1,493,582	$—
Short-term borrowings	277,094	277,094	106,268	170,826	—
Long-term debt and mandatorily redeemable securities	71,194	68,373	—	68,373	—
Subordinated notes	58,764	48,956	—	48,956	—
Interest rate swaps	7,480	7,480	—	7,480	—
Off-balance-sheet instruments *	—	294	—	294	—

December 31, 2017
Assets:
Cash and due from banks	$73,635	$73,635	$73,635	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,398	4,398	4,398	—	—
Investment securities, available-for-sale	904,033	904,033	27,971	873,197	2,865
Other investments	25,953	25,953	25,953	—	—
Mortgages held for sale	13,123	13,123	—	13,123	—
Loans and leases, net of reserve for loan and lease losses	4,432,795	4,428,848	—	—	4,428,848
Mortgage servicing rights	4,349	7,187	—	—	7,187
Interest rate swaps	5,167	5,167	—	5,167	—
Liabilities:
Deposits	$4,752,730	$4,745,111	$3,482,757	$1,262,354	$—
Short-term borrowings	214,595	214,595	206,862	7,733	—
Long-term debt and mandatorily redeemable securities	70,060	67,857	—	67,857	—
Subordinated notes	58,764	57,103	—	57,103	—
Interest rate swaps	5,262	5,262	—	5,262	—
Off-balance-sheet instruments *	—	286	—	286	—

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
Loans and Leases — For June 30, 2018, fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans and leases that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans and leases as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans and leases with similar terms to borrowers of similar credit quality.
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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2018, as compared to December 31, 2017, and the results of operations for the three and six months ended June 30, 2018 and 2017. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2017 Annual Report.
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

FINANCIAL CONDITION
Our total assets at June 30, 2018 were $6.32 billion, an increase of $432.77 million or 7.35% from December 31, 2017. Total investment securities, available-for-sale were $968.35 million, an increase of $64.32 million or 7.11% from December 31, 2017.
Total loans and leases were $4.84 billion, an increase of $312.15 million, or 6.89% from December 31, 2017. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $223.94 million and $233.37 million as of June 30, 2018 and December 31, 2017, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $97.91 million and $115.98 million as of June 30, 2018, respectively, compared to $101.35 million and $121.02 million as of December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017 there was not a significant concentration in any other country. Solar loan and lease outstandings were $83.67 million as of June 30, 2018, an increase of $7.19 million or 9.41% from the $76.48 million at December 31, 2017. Solar loan and lease outstandings are included in commercial and agricultural loans. Equipment owned under operating leases was $143.02 million, an increase of $3.44 million, or 2.47% compared to December 31, 2017.
Total deposits were $5.11 billion, an increase of $355.71 million or 7.48% from the end of 2017. Short-term borrowings were $277.09 million, an increase of $62.50 million, or 29.12% from December 31, 2017. Long-term debt and mandatorily redeemable securities were $71.19 million, an increase of $1.13 million or 1.62% from December 31, 2017.
The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Accrued income and other assets:
Bank owned life insurance cash surrender value	$66,608	$65,816
Accrued interest receivable	19,219	17,133
Mortgage servicing rights	4,323	4,349
Other real estate	133	1,312
Repossessions	9,389	10,114
All other assets	53,876	56,688
Total accrued income and other assets	$153,548	$155,412

CAPITAL
As of June 30, 2018, total shareholders’ equity was $740.28 million, up $21.74 million, or 3.03% from the $718.54 million at December 31, 2017. In addition to net income of $41.08 million, other significant changes in shareholders’ equity during the first six months of 2018 included $11.96 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity totaled $12.42 million at June 30, 2018, compared to $3.33 million at December 31, 2017. Our equity-to-assets ratio was 11.71% as of June 30, 2018, compared to 12.20% at December 31, 2017. Book value per common share rose to $28.51 at June 30, 2018, from $27.70 at December 31, 2017.
We declared and paid cash dividends per common share of $0.24 during the second quarter of 2018. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 29.56%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2018, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$799,549	14.44%	$442,972	8.00%	$546,794	9.875%	$553,715	10.00%
1st Source Bank	721,802	13.02	443,644	8.00	547,623	9.875	554,555	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	729,883	13.18	332,229	6.00	436,051	7.875	442,972	8.00
1st Source Bank	652,032	11.76	332,733	6.00	436,712	7.875	443,644	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	672,883	12.15	249,172	4.50	352,994	6.375	359,915	6.50
1st Source Bank	652,032	11.76	249,550	4.50	353,529	6.375	360,461	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	729,883	11.93	244,703	4.00	N/A	N/A	305,879	5.00
1st Source Bank	652,032	10.66	244,607	4.00	N/A	N/A	305,758	5.00

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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2018, we had no borrowings in the federal funds market. We could borrow $265.00 million in additional funds for a short time from these banks on a collective basis. As of June 30, 2018, we had $211.79 million outstanding in FHLB advances and could borrow an additional $110.10 million. We also had no outstandings with the FRB and could borrow $595.54 million as of June 30, 2018.
Our loan to asset ratio was 76.58% at June 30, 2018 compared to 76.91% at December 31, 2017 and 77.04% at June 30, 2017. Cash and cash equivalents totaled $144.46 million at June 30, 2018 compared to $78.03 million at December 31, 2017 and $76.03 million at June 30, 2017. At June 30, 2018, the Statement of Financial Condition was rate sensitive by $277.34 million more assets than liabilities scheduled to reprice within one year, or approximately 1.10%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $825 million.
RESULTS OF OPERATIONS
Net income for the three and six month periods ended June 30, 2018 was $21.96 million and $41.08 million, compared to $16.67 million and $32.88 million for the same periods in 2017. Diluted net income per common share was $0.84 and $1.57 for the three and six month periods ended June 30, 2018, compared to $0.64 and $1.26 for the same periods in 2017. Return on average common shareholders’ equity was 11.33% for the six months ended June 30, 2018, compared to 9.60% in 2017. The return on total average assets was 1.37% for the six months ended June 30, 2018, compared to 1.20% in 2017.
Net income increased for the six months ended June 30, 2018 compared to the first six months of 2017. Net interest income and noninterest income increased and income tax expense decreased which was offset by an increase in provision for loan and lease losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$851,348	$4,428	2.09%	$807,447	$4,568	2.29%	$707,373	$3,370	1.91%
Tax exempt(1)	96,987	634	2.62%	109,532	695	2.57%	129,542	983	3.04%
Mortgages held for sale	6,985	92	5.28%	7,719	80	4.20%	11,325	115	4.07%
Loans and leases, net of unearned discount(1)	4,770,361	58,517	4.92%	4,588,782	53,699	4.75%	4,308,276	48,069	4.48%
Other investments	51,141	397	3.11%	39,299	408	4.21%	48,992	319	2.61%
Total earning assets(1)	5,776,822	64,068	4.45%	5,552,779	59,450	4.34%	5,205,508	52,856	4.07%
Cash and due from banks	65,895			61,395			61,801
Reserve for loan and lease losses	(99,277)			(95,707)			(91,044)
Other assets	423,577			421,107			409,927
Total assets	$6,167,017			$5,939,574			$5,586,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,950,546	$8,319	0.84%	$3,702,882	$6,562	0.72%	$3,503,444	$4,511	0.52%
Short-term borrowings	290,220	826	1.14%	322,257	776	0.98%	236,716	272	0.46%
Subordinated notes	58,764	908	6.20%	58,764	883	6.09%	58,764	1,055	7.20%
Long-term debt and mandatorily redeemable securities	71,162	643	3.62%	70,311	485	2.79%	83,991	699	3.34%
Total interest-bearing liabilities	4,370,692	10,696	0.98%	4,154,214	8,706	0.85%	3,882,915	6,537	0.68%
Noninterest-bearing deposits	1,010,927			1,005,557			951,531
Other liabilities	49,088			53,561			54,517
Shareholders’ equity	736,310			726,242			697,229
Total liabilities and shareholders’ equity	$6,167,017			$5,939,574			$5,586,192
Less: Fully tax-equivalent adjustments		(203)			(212)			(458)
Net interest income/margin (GAAP-derived)(1)		$53,169	3.69%		$50,532	3.69%		$45,861	3.53%
Fully tax-equivalent adjustments		203			212			458
Net interest income/margin - FTE(1)		$53,372	3.71%		$50,744	3.71%		$46,319	3.57%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2018 compared to the Quarter Ended June 30, 2017
The taxable-equivalent net interest income for the three months ended June 30, 2018 was $53.37 million, an increase of 15.23% over the same period in 2017. The net interest margin on a fully taxable-equivalent basis was 3.71% for the three months ended June 30, 2018, compared to 3.57% for the three months ended June 30, 2017.
During the three month period ended June 30, 2018, average earning assets increased $571.31 million or 10.98% over the comparable period in 2017. Average interest-bearing liabilities increased $487.78 million or 12.56%. The yield on average earning assets increased 38 basis points to 4.45% from 4.07% primarily due to higher rates on loans and leases and taxable investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 30 basis points to 0.98% from 0.68% as a result of the rising interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 14 basis points.

The largest contributor to the improved yield on average earning assets for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was an increase in yields on net loans and leases of 44 basis points primarily due to market conditions as a result of recent Federal interest rate increases and the recognition of a prepayment penalty of $0.41 million from an early loan payoff which had a positive 3 basis point effect. Average net loans and leases increased $462.09 million or 10.73% with the largest increases occurring within the commercial and agricultural and construction equipment portfolios as a result of market demand. Total average investment securities increased $111.42 million or 13.31%. Average mortgages held for sale decreased $4.34 million or 38.32%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $2.15 million or 4.39% from the second quarter of 2017.
Average interest-bearing deposits increased $447.10 million or 12.76% for the second quarter of 2018 over the same period in 2017 primarily due to organic customer growth and to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 32 basis points to 0.84% from 0.52%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a shift in the deposit mix from the second quarter of 2017.
Average short-term borrowings increased $53.50 million or 22.60% for the second quarter of 2018 compared to the same period in 2017. Interest paid on short-term borrowings increased 68 basis points due to recent Federal interest rate increases as well as higher average FHLB borrowings. Interest paid on subordinated notes decreased 100 basis points during the second quarter of 2018 from the same period a year ago due to a conversion to a variable rate associated with one traunche that took effect September 15, 2017. Average long-term debt and mandatorily redeemable securities decreased $12.83 million or 15.27%. Interest paid on long-term debt and mandatorily redeemable securities increased 28 basis points during the second quarter of 2018 from the same period in 2017 primarily due to higher rates on mandatorily redeemable securities.

	Six Months Ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$829,519	$8,996	2.19%	$707,809	$6,884	1.96%
Tax exempt(1)	103,225	1,329	2.60%	130,284	1,977	3.06%
Mortgages held for sale	7,350	172	4.72%	9,748	196	4.05%
Loans and leases, net of unearned discount(1)	4,680,073	112,216	4.84%	4,248,088	93,022	4.42%
Other investments	45,252	805	3.59%	44,890	610	2.74%
Total earning assets(1)	5,665,419	123,518	4.40%	5,140,819	102,689	4.03%
Cash and due from banks	63,657			60,889
Reserve for loan and lease losses	(97,502)			(90,635)
Other assets	422,350			401,058
Total assets	$6,053,924			$5,512,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,827,398	$14,881	0.78%	$3,424,992	$8,245	0.49%
Short-term borrowings	306,150	1,602	1.06%	252,183	499	0.40%
Subordinated notes	58,764	1,791	6.15%	58,764	2,110	7.24%
Long-term debt and mandatorily redeemable securities	70,739	1,128	3.22%	79,767	1,328	3.36%
Total interest-bearing liabilities	4,263,051	19,402	0.92%	3,815,706	12,182	0.64%
Noninterest-bearing deposits	1,008,257			952,408
Other liabilities	51,312			53,541
Shareholders’ equity	731,304			690,476
Total liabilities and shareholders’ equity	$6,053,924			$5,512,131
Less: Fully tax-equivalent adjustments		(415)			(919)
Net interest income/margin (GAAP-derived)(1)		$103,701	3.69%		$89,588	3.51%
Fully tax-equivalent adjustments		415			919
Net interest income/margin - FTE(1)		$104,116	3.71%		$90,507	3.55%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
The taxable-equivalent net interest income for the six months ended June 30, 2018 was $104.12 million, an increase of 15.04% over the comparable period in 2017. The net interest margin on a fully taxable-equivalent basis was 3.71% compared to a net interest margin of 3.55% for the same period in 2017.
During the six month period ended June 30, 2018, average earning assets increased $524.60 million or 10.20% over the comparable period in 2017. Average interest-bearing liabilities increased $447.35 million or 11.72%. The yield on average earning assets increased 37 basis points to 4.40% from 4.03% primarily due to higher rates on loans and leases and investment securities available- for-sale. The total cost of average interest-bearing liabilities increased 28 basis points to 0.92% from 0.64%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 16 basis points.
The largest contributor to the improved yield on average earning assets for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was an increase in yields on net loans and leases of 42 basis points primarily due to market conditions as a result of recent Federal interest rate increases as well as the recognition of an unaccreted purchased loan discount and a prepayment penalty on two separate early loan payoffs of $1.03 million which had a positive 5 basis point effect. Average net loans and leases increased $431.99 million or 10.17% primarily in the commercial and agricultural and construction equipment portfolios as a result of market demand. Total average investment securities increased $94.65 million or 11.29%. Average mortgages held for sale decreased $2.40 million or 24.60%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper remained relatively flat.
Average interest-bearing deposits increased $402.41 million or 11.75% for the first six months of 2018 over the same period in 2017 largely due to organic customer growth and to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 29 basis points to 0.78% compared to 0.49%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a shift in the deposit mix.
Average short-term borrowings increased $53.97 million or 21.40% for the first six months of 2018 compared to the same period in 2017. Interest paid on short-term borrowings increased 66 basis points. The growth in short-term borrowings was primarily the result of higher borrowings with the FHLB. Interest paid on subordinated notes decreased 109 basis points due to a conversion to a variable rate associated with one traunche that took effect September 15, 2017. Average long-term debt and mandatorily redeemable securities decreased $9.03 million or 11.32%. Interest paid on long-term debt and mandatorily redeemable securities decreased 14 basis points due to lower rates on mandatorily redeemable securities.
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)		2018	2018	2017	2018	2017
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$63,865	$59,238	$52,398	$123,103	$101,770
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	89	88	152	177	302
(C)	- Tax-exempt investment securities	114	124	306	238	617
(D)	Interest income - FTE (A+B+C)	64,068	59,450	52,856	123,518	102,689
(E)	Interest expense (GAAP)	10,696	8,706	6,537	19,402	12,182
(F)	Net interest income (GAAP) (A–E)	53,169	50,532	45,861	103,701	89,588
(G)	Net interest income - FTE (D–E)	53,372	50,744	46,319	104,116	90,507
(H)	Annualization factor	4.011	4.056	4.011	2.017	2.017
(I)	Total earning assets	$5,776,822	$5,552,779	$5,205,508	$5,665,419	$5,140,819
	Net interest margin (GAAP-derived) (F*H)/I	3.69%	3.69%	3.53%	3.69%	3.51%
	Net interest margin - FTE (G*H)/I	3.71%	3.71%	3.57%	3.71%	3.55%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and six month periods ended June 30, 2018 was $4.82 million and $8.60 million compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2017 of $2.74 million and $3.74 million, respectively. Net charge-offs of $0.14 million were recorded for the second quarter 2018, compared to net charge-offs of $0.94 million for the same quarter a year ago. Year-to-date net charge-offs of $0.48 million have been recorded in 2018, compared to net charge-offs of $0.37 million through June 30, 2017.
The increase in the amount of the provision for the three and six month periods ended June 30, 2018 was principally driven by strong loan growth. Loan growth during the three and six month periods ended June 30, 2018 was $148.73 million and $312.15 million compared to $146.45 million and $193.24 million for the same periods last year. In addition, we realized consecutive increases in our special attention credits and nonaccrual loans for the first two quarters in 2018. A large dollar account in our aircraft portfolio was placed in nonaccrual status during the second quarter and an impairment reserve was established.
We continue to evaluate risks which may impact our loan portfolios. We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include the tariff disputes, particularly between China and the U.S., and the potential for an escalating trade war. Political uncertainty continues in Latin America, with ongoing corruption scandals. The recent election in Mexico and forthcoming election in Brazil raise the possibility that new leadership could reverse recent structural reform. Both Canada and Mexico’s economy may suffer as a result of renegotiating NAFTA if differences are not resolved. Concerns continue to be heightened globally due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $224 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Values for some aircraft have not fully recovered. We remain concerned about the prolonged low prices for several models. We have some foreign exposure in Mexico and Brazil. Brazil is beginning to show some positive economic signs as it emerges from its worst recession in twenty-five years. However, the country continues to be plagued by corruption scandals. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On June 30, 2018, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.54% compared to 0.16% on June 30, 2017. The increase in delinquencies is largely attributable to the aircraft, construction equipment, and auto and light truck portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.13% compared to 2.10% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2018 and 2017 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of June 30, 2018 and December 31, 2017 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Loans and leases past due 90 days or more	$263	$459	$178
Nonaccrual loans and leases	34,582	19,405	15,923
Other real estate	133	1,312	710
Repossessions	9,389	10,114	13,052
Equipment owned under operating leases	—	9	21
Total nonperforming assets	$44,367	$31,299	$29,884

Nonperforming assets as a percentage of loans and leases were 0.89% at June 30, 2018, 0.67% at December 31, 2017, and 0.66% at June 30, 2017. Nonperforming assets totaled $44.37 million at June 30, 2018, an increase of 44.24% from the $31.30 million reported at December 31, 2017, and a 48.46% increase from the $29.88 million reported at June 30, 2017. The increase in nonperforming assets during the first six months of 2018 was mainly related to higher nonaccrual loans and leases offset by a reduction in other real estate and repossessions. The increase in nonperforming assets at June 30, 2018 from June 30, 2017 occurred primarily in nonaccrual loans and leases offset by a reduction in repossessions.
The increase in nonaccrual loans and leases at June 30, 2018 from December 31, 2017 occurred primarily in the aircraft portfolio offset by decreases in the auto and light truck and commercial real estate portfolios. The increase in nonaccrual loans and leases at June 30, 2018 from June 30, 2017 occurred primarily in the aircraft and auto and light truck portfolios offset by decreases in the commercial and agricultural, commercial real estate and residential real estate and home equity portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2018 and December 31, 2017 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Commercial and agricultural	$—	$—	$—
Auto and light truck	568	165	49
Medium and heavy duty truck	—	—	—
Aircraft	8,635	9,335	13,000
Construction equipment	172	582	—
Commercial real estate	26	481	456
Residential real estate and home equity	67	831	254
Consumer	54	32	3
Total	$9,522	$11,426	$13,762

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,800	$5,627	173	3.07%	$10,988	$10,628	360	3.39%
Service charges on deposit accounts	2,336	2,464	(128)	(5.19)%	4,564	4,703	(139)	(2.96)%
Debit card	3,427	2,986	441	14.77%	6,530	5,736	794	13.84%
Mortgage banking	1,073	1,304	(231)	(17.71)%	1,957	2,251	(294)	(13.06)%
Insurance commissions	1,487	1,310	177	13.51%	3,445	3,077	368	11.96%
Equipment rental	8,104	7,586	518	6.83%	15,859	14,418	1,441	9.99%
Gains (losses) on investment securities available-for-sale	—	465	(465)	(100.00)%	(345)	1,750	(2,095)	NM
Other	2,796	2,394	402	16.79%	5,832	4,880	952	19.51%
Total noninterest income	$25,023	$24,136	887	3.68%	$48,830	$47,443	1,387	2.92%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and six months ended June 30, 2018 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2018 and December 31, 2017 was $4.65 billion and $4.63 billion, respectively.
Service charges on deposit accounts declined for the three and six months ended June 30, 2018 over the comparable periods in 2017. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions and a decrease in paper statement fees as clients continue to move to online access for account statements.
Debit card income improved in the three and six months ended June 30, 2018 over the same periods a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2018.
Mortgage banking income decreased in the three and six months ended June 30, 2018 as compared to the same periods a year ago. The decrease was primarily caused by lower volume of loans originated for the secondary market in 2018.
Insurance commissions were higher during the three and six months ended June 30, 2018 over the same periods a year ago. The increase in insurance commissions was primarily due to an increased book of business and higher contingent commissions received.
Equipment rental income grew for the three and six months ended June 30, 2018 over the comparable periods in 2017. The increase was the result of the average equipment rental portfolio growing 13% over the same periods a year ago due to improving market conditions for equipment finance mainly in specialty vehicles and medium and heavy duty trucks. The growth in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Losses on investment securities available-for-sale during the six months ended June 30, 2018 compared with gains on investment securities available-for-sale in the same period in 2017 resulted primarily from repositioning the portfolio during the first quarter of 2018 in response to recent tax reform.
Other income increased for the three and six months ended June 30, 2018 over the comparable periods in 2017. The increase was primarily a result of higher customer swap fees, net partnership investment gains, higher brokerage fees and commissions, and growth in loan servicing fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,696	$20,712	2,984	14.41%	$46,227	$42,057	4,170	9.92%
Net occupancy	2,115	2,368	(253)	(10.68)%	4,981	4,962	19	0.38%
Furniture and equipment	5,718	5,108	610	11.94%	11,173	9,901	1,272	12.85%
Depreciation – leased equipment	6,684	6,296	388	6.16%	13,112	11,976	1,136	9.49%
Professional fees	1,728	1,672	56	3.35%	3,745	2,749	996	36.23%
Supplies and communication	1,499	1,345	154	11.45%	3,052	2,595	457	17.61%
FDIC and other insurance	714	573	141	24.61%	1,412	1,196	216	18.06%
Business development and marketing	1,725	1,501	224	14.92%	3,258	3,153	105	3.33%
Loan and lease collection and repossession	565	329	236	71.73%	1,516	965	551	57.10%
Other	1,433	1,201	232	19.32%	2,958	2,670	288	10.79%
Total noninterest expense	$45,877	$41,105	4,772	11.61%	$91,434	$82,224	9,210	11.20%
Salaries and employee benefits increased during the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase for 2018 was mainly the result of higher base salaries as a result of normal merit increases and more full time equivalent summer employees, a rise in incentive compensation, and higher group insurance claims.
Net occupancy expense decreased during the three months ended June 30, 2018 and was flat for the six months ended June 30, 2018 compared to the same periods a year ago. The decrease in the second quarter of 2018 was primarily attributable to lower rent expense compared to the second quarter of 2017.
Furniture and equipment expense, including depreciation, increased during the three and six months ended June 30, 2018 compared to the same periods in 2017. Furniture and equipment expense was higher in 2018 mainly due to software maintenance costs related to a customer relationship management project and computer processing charges.
During the second quarter and first six months of 2018, depreciation on leased equipment grew in conjunction with the growth in equipment rental income as compared to the same periods one year ago.
Professional fees increased during the second quarter and first six months of 2018 compared to the same periods a year ago. The increase was mainly due to increased utilization of consulting services related to a customer relationship management project, information technology projects as well as a regulatory compliance project.
Supplies and communication grew during the second quarter and first six months of 2018 compared to the same periods a year ago. The increase resulted primarily from higher data communication line charges as bandwidth is improved and a one-time reduction in postage costs in 2017 offset by reduced printing costs.
FDIC and other insurance rose slightly during the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase in 2018 was mainly due to higher assessments for FDIC premiums in conjunction with overall asset growth and a rise in other insurance costs.
Business development and marketing expense increased during the second quarter and first six months of 2018 compared to the same periods a year ago. The expense increase during 2018 was mainly the result of higher marketing promotions offset by lower charitable contributions.
Loan and lease collection and repossession expense increased during the three and six months ended June 30, 2018 compared to the same periods in 2017. The higher expense was mainly due to increased valuation adjustments on repossessed assets offset by reduced losses on the sale of repossessed assets.
Other expenses were higher during the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase was primarily related to one-time trust losses and reduced gains on the sale of leased equipment offset by a decrease in provision for unfunded loan commitments, intangible asset amortization as items fully amortize and impairment writedowns on branches in 2017 not present in 2018.

INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2018 was $5.53 million and $11.41 million, compared to $9.49 million and $18.19 million for the same periods in 2017. The effective tax rate was 20.13% and 36.27% for the second quarter ended June 30, 2018 and 2017, respectively and 21.74% and 35.63% for the first six months ended June 30, 2018 and 2017, respectively. The change in effective tax rate was due primarily to the decrease in the federal tax rate from 35% in 2017 to 21% in 2018. Additionally, a $0.80 million benefit from a state tax settlement during the second quarter of 2018 resulted in an effective tax rate decrease of 2.91% and 1.52% for the three and six months ended June 30, 2018, respectively. See Note 12 for further information regarding the Tax Cuts and Jobs Act.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2017. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2018	—	$—	—	1,370,390
May 01 - 31, 2018	—	—	—	1,370,390
June 01 - 30, 2018	5	54.09	5	1,370,385

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 629,615 shares.
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

1st Source Corporation

DATE	July 19, 2018	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	July 19, 2018	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer