Form 10-Q
period 2018-09-30
1ST SOURCE CORP
filed 2018-10-18
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 12, 2018 — 25,965,746 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$68,362	$73,635
Federal funds sold and interest bearing deposits with other banks	45,514	4,398
Investment securities available-for-sale	972,172	904,033
Other investments	28,159	25,953
Mortgages held for sale	11,149	13,123
Loans and leases, net of unearned discount:
Commercial and agricultural	1,062,907	929,997
Auto and light truck	562,546	496,816
Medium and heavy duty truck	271,601	296,935
Aircraft	836,458	844,657
Construction equipment	654,605	563,437
Commercial real estate	781,093	741,568
Residential real estate and home equity	523,391	526,122
Consumer	132,952	128,146
Total loans and leases	4,825,553	4,527,678
Reserve for loan and lease losses	(98,300)	(94,883)
Net loans and leases	4,727,253	4,432,795
Equipment owned under operating leases, net	137,492	139,581
Net premises and equipment	53,479	54,612
Goodwill and intangible assets	84,097	83,742
Accrued income and other assets	165,492	155,412
Total assets	$6,293,169	$5,887,284

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,151,573	$1,064,271
Interest-bearing deposits:
Interest-bearing demand	1,606,462	1,554,898
Savings	822,246	863,588
Time	1,481,696	1,269,973
Total interest-bearing deposits	3,910,404	3,688,459
Total deposits	5,061,977	4,752,730
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	124,630	205,834
Other short-term borrowings	166,077	8,761
Total short-term borrowings	290,707	214,595
Long-term debt and mandatorily redeemable securities	70,919	70,060
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	60,365	72,598
Total liabilities	5,542,732	5,168,747

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2018 and December 31, 2017	436,538	436,538
Retained earnings	383,943	339,959
Cost of common stock in treasury (2,239,928 shares at September 30, 2018 and 2,268,910 shares at December 31, 2017)	(54,369)	(54,628)
Accumulated other comprehensive loss	(15,675)	(3,332)
Total shareholders’ equity	750,437	718,537
Total liabilities and shareholders’ equity	$6,293,169	$5,887,284
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans and leases	$59,961	$50,429	$172,172	$143,345
Investment securities, taxable	4,873	3,048	13,869	9,932
Investment securities, tax-exempt	471	628	1,562	1,988
Other	391	325	1,196	935
Total interest income	65,696	54,430	188,799	156,200
Interest expense:
Deposits	9,405	5,186	24,286	13,431
Short-term borrowings	518	396	2,120	895
Subordinated notes	918	1,022	2,709	3,132
Long-term debt and mandatorily redeemable securities	493	597	1,621	1,925
Total interest expense	11,334	7,201	30,736	19,383
Net interest income	54,362	47,229	158,063	136,817
Provision for loan and lease losses	6,157	1,620	14,760	5,358
Net interest income after provision for loan and lease losses	48,205	45,609	143,303	131,459
Noninterest income:
Trust and wealth advisory	5,109	5,037	16,097	15,665
Service charges on deposit accounts	2,567	2,719	7,676	7,931
Debit card	3,377	2,983	9,907	8,719
Mortgage banking	925	1,486	2,882	3,737
Insurance commissions	1,580	1,429	5,025	4,506
Equipment rental	7,977	7,917	23,836	22,335
Gains (losses) on investment securities available-for-sale	—	1,007	(345)	2,757
Other	2,525	3,014	7,812	7,385
Total noninterest income	24,060	25,592	72,890	73,035
Noninterest expense:
Salaries and employee benefits	23,164	22,016	69,391	64,073
Net occupancy	2,523	2,806	7,504	7,768
Furniture and equipment	5,769	5,363	16,942	15,264
Depreciation – leased equipment	6,580	6,565	19,692	18,541
Professional fees	1,883	1,765	5,628	4,514
Supplies and communication	1,635	1,316	4,687	3,911
FDIC and other insurance	855	693	2,267	1,889
Business development and marketing	1,663	1,199	4,921	4,352
Loan and lease collection and repossession	1,563	1,093	3,079	2,058
Other	1,707	1,644	4,665	4,314
Total noninterest expense	47,342	44,460	138,776	126,684
Income before income taxes	24,923	26,741	77,417	77,810
Income tax expense	5,035	9,559	16,449	27,753
Net income	$19,888	$17,182	$60,968	$50,057
Per common share:
Basic net income per common share	$0.76	$0.66	$2.33	$1.92
Diluted net income per common share	$0.76	$0.66	$2.33	$1.92
Cash dividends	$0.25	$0.19	$0.71	$0.56
Basic weighted average common shares outstanding	25,965,694	25,935,867	25,958,125	25,922,218
Diluted weighted average common shares outstanding	25,965,694	25,935,867	25,958,125	25,922,218
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$19,888	$17,182	$60,968	$50,057
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation of available-for-sale securities	(4,294)	(568)	(15,657)	2,932
Reclassification adjustment for realized (gains) losses included in net income	—	(1,007)	345	(2,757)
Income tax effect	1,034	591	3,687	(66)
Other comprehensive (loss) income, net of tax	(3,260)	(984)	(11,625)	109
Comprehensive income	$16,628	$16,198	$49,343	$50,166
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total
Balance at January 1, 2017	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	$(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585
Net income	—	—	50,057	—	—	50,057
Other comprehensive income	—	—	—	—	109	109
Issuance of 61,265 common shares under stock based compensation awards	—	—	890	1,454	—	2,344
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)
Common stock dividend ($0.56 per share)	—	—	(14,557)	—	—	(14,557)
Balance at September 30, 2017	$—	$436,538	$327,149	$(54,643)	$1,453	$710,497

Balance at January 1, 2018	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537
Net income	—	—	60,968	—	—	60,968
Other comprehensive loss	—	—		—	(11,625)	(11,625)
Issuance of 45,316 common shares under stock based compensation awards	—	—	762	1,076	—	1,838
Cost of 16,334 shares of common stock acquired for treasury	—	—	—	(817)	—	(817)
Common stock dividend ($0.71 per share)	—	—	(18,464)	—	—	(18,464)
Balance at September 30, 2018	$—	$436,538	$383,943	$(54,369)	$(15,675)	$750,437
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$60,968	$50,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	14,760	5,358
Depreciation of premises and equipment	4,132	4,309
Depreciation of equipment owned and leased to others	19,692	18,541
Stock-based compensation	2,739	2,158
Amortization of investment securities premiums and accretion of discounts, net	2,863	4,206
Amortization of mortgage servicing rights	731	821
Deferred income taxes	(1,315)	(4,230)
Losses (gains) on investment securities available-for-sale	345	(2,757)
Originations of loans held for sale, net of principal collected	(55,814)	(75,387)
Proceeds from the sales of loans held for sale	59,246	82,572
Net gain on sale of loans held for sale	(1,458)	(2,336)
Net (gain) loss on sale of other real estate and repossessions	(85)	48
Change in interest receivable	(3,326)	(2,863)
Change in interest payable	3,797	1,293
Change in other assets	(8,691)	(3,132)
Change in other liabilities	(6,779)	16,445
Other	551	3,499
Net change in operating activities	92,356	98,602
Investing activities:
Proceeds from sales of investment securities available-for-sale	11,737	2,927
Proceeds from maturities and paydowns of investment securities available-for-sale	115,520	133,541
Purchases of investment securities available-for-sale	(213,916)	(181,752)
Proceeds from liquidation of partnership investment	1,868	78
Net change in other investments	(2,206)	(3,495)
Loans sold or participated to others	14,310	13,049
Net change in loans and leases	(332,086)	(269,881)
Net change in equipment owned under operating leases	(17,603)	(45,723)
Purchases of premises and equipment	(2,938)	(2,801)
Proceeds from sales of other real estate and repossessions	4,691	2,761
Net change in investing activities	(420,623)	(351,296)
Financing activities:
Net change in demand deposits and savings accounts	97,524	60,332
Net change in time deposits	211,723	179,620
Net change in short-term borrowings	76,112	24,822
Proceeds from issuance of long-term debt	—	19,999
Payments on long-term debt	(1,559)	(26,015)
Stock issued under stock purchase plans	145	153
Acquisition of treasury stock	(817)	(41)
Cash dividends paid on common stock	(19,018)	(15,056)
Net change in financing activities	364,110	243,814

Net change in cash and cash equivalents	35,843	(8,880)
Cash and cash equivalents, beginning of year	78,033	108,304
Cash and cash equivalents, end of period	$113,876	$99,424
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$8,558	$7,656
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	583	1,426
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
Loans and Leases – Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Interest income is accrued as earned based on unpaid principal balances. Origination fees and direct loan and lease origination costs are deferred, and the net amount amortized to interest income over the estimated life of the related loan or lease. Loan commitment fees are deferred and amortized into other income over the commitment period.
Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.
The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans and consumer loans that are well secured and in the process of collection. Residential mortgage loans are placed on nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the reserve for loan and lease losses. However, in some cases, the Company may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. When a loan or lease is classified as nonaccrual and the future collectability of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, which is typically evidenced by a sustained repayment performance of at least six months.
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
Note 2 — Recent Accounting Pronouncements
Intangibles - Internal-Use Software: In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is assessing ASU 2018-15 and the impact on its accounting and disclosures.
Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” These amendments modify the disclosure requirements in Topic 820 as follows:
Removals: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements.
Modifications: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.
Additions: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.
The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is assessing ASU 2018-13 and the impact on its disclosures.

Share Based Payment Accounting: In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.
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
Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early adoption is permitted.
In July 2018, the FASB issued amendments (ASU No. 2018-11) which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. For entities that have not adopted Topic 842 before the issuance of ASU No. 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02.
The Company has an implementation team working through the provisions of ASU 2016-02 and ASU 2018-11 to assess the impact on its accounting, disclosures, processes, internal control over financial reporting, regulatory capital, risk-weighted assets, and the election of certain practical expedients. The Company is substantially complete with the evaluation of its lease population. It is expected that the Company will recognize discounted right of use assets and lease liabilities (estimated between $10 and $20 million) upon adoption on January 1, 2019. The estimates will change due to changes in the lease portfolio prior to the adoption date. The Company does not expect a material change to the timing of its expense recognition. Given the limited changes to lessor accounting, the Company does expect material changes to recognition or measurement. The Company has selected a third party software solution to assist with the accounting under the new standard.
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
Note 3.       Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
U.S. Treasury and Federal agencies securities	$542,814	$—	$(10,674)	$532,140
U.S. States and political subdivisions securities	90,762	119	(1,408)	89,473
Mortgage-backed securities — Federal agencies	312,680	692	(8,774)	304,598
Corporate debt securities	45,863	—	(608)	45,255
Foreign government and other securities	700	6	—	706
Total debt securities available-for-sale	$992,819	$817	$(21,464)	$972,172

December 31, 2017
U.S. Treasury and Federal agencies securities	$471,508	$57	$(3,446)	$468,119
U.S. States and political subdivisions securities	116,260	648	(908)	116,000
Mortgage-backed securities — Federal agencies	289,327	1,456	(2,873)	287,910
Corporate debt securities	31,573	5	(284)	31,294
Foreign government and other securities	700	10	—	710
Total debt securities available-for-sale	$909,368	$2,176	$(7,511)	$904,033
At September 30, 2018 and December 31, 2017, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2018. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$53,874	$53,787
Due after one year through five years	608,962	596,960
Due after five years through ten years	17,303	16,827
Due after ten years	—	—
Mortgage-backed securities	312,680	304,598
Total debt securities available-for-sale	$992,819	$972,172
The following table summarizes gross unrealized losses and fair value by investment category and age.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U.S. Treasury and Federal agencies securities	$381,245	$(5,468)	$145,895	$(5,206)	$527,140	$(10,674)
U.S. States and political subdivisions securities	47,212	(468)	26,958	(940)	74,170	(1,408)
Mortgage-backed securities - Federal agencies	139,843	(3,159)	125,847	(5,615)	265,690	(8,774)
Corporate debt securities	27,918	(212)	17,336	(396)	45,254	(608)
Foreign government and other securities	100	—	—	—	100	—
Total debt securities available-for-sale	$596,318	$(9,307)	$316,036	$(12,157)	$912,354	$(21,464)

December 31, 2017
U.S. Treasury and Federal agencies securities	$311,865	$(1,161)	$89,617	$(2,285)	$401,482	$(3,446)
U.S. States and political subdivisions securities	34,971	(287)	24,909	(621)	59,880	(908)
Mortgage-backed securities - Federal agencies	137,169	(1,336)	60,162	(1,537)	197,331	(2,873)
Corporate debt securities	13,747	(57)	10,048	(227)	23,795	(284)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$497,752	$(2,841)	$184,736	$(4,670)	$682,488	$(7,511)
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
At September 30, 2018, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross realized gains	$—	$1,007	$2	$2,947
Gross realized losses	—	—	(347)	—
OTTI losses	—	—	—	(190)
Net realized gains (losses)	$—	$1,007	$(345)	$2,757

At September 30, 2018 and December 31, 2017, investment securities available-for-sale with carrying values of $267.16 million and $289.05 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2018
Commercial and agricultural	$1,032,233	$30,674	$1,062,907
Auto and light truck	531,769	30,777	562,546
Medium and heavy duty truck	269,660	1,941	271,601
Aircraft	795,769	40,689	836,458
Construction equipment	633,357	21,248	654,605
Commercial real estate	765,084	16,009	781,093
Total	$4,027,872	$141,338	$4,169,210

December 31, 2017
Commercial and agricultural	$906,074	$23,923	$929,997
Auto and light truck	482,455	14,361	496,816
Medium and heavy duty truck	293,318	3,617	296,935
Aircraft	815,956	28,701	844,657
Construction equipment	552,684	10,753	563,437
Commercial real estate	726,134	15,434	741,568
Total	$3,776,621	$96,789	$3,873,410

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2018
Residential real estate and home equity	$521,693	$1,698	$523,391
Consumer	132,718	234	132,952
Total	$654,411	$1,932	$656,343

December 31, 2017
Residential real estate and home equity	$523,803	$2,319	$526,122
Consumer	127,982	164	128,146
Total	$651,785	$2,483	$654,268
The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2018
Commercial and agricultural	$1,060,028	$52	$—	$—	$1,060,080	$2,827	$1,062,907
Auto and light truck	541,472	4,938	956	—	547,366	15,180	562,546
Medium and heavy duty truck	271,363	71	—	—	271,434	167	271,601
Aircraft	816,069	9,331	—	—	825,400	11,058	836,458
Construction equipment	649,451	1,467	544	—	651,462	3,143	654,605
Commercial real estate	778,975	111	160	—	779,246	1,847	781,093
Residential real estate and home equity	520,508	912	273	71	521,764	1,627	523,391
Consumer	131,545	996	177	55	132,773	179	132,952
Total	$4,769,411	$17,878	$2,110	$126	$4,789,525	$36,028	$4,825,553

December 31, 2017
Commercial and agricultural	$927,113	$281	$—	$—	$927,394	$2,603	$929,997
Auto and light truck	485,885	2,869	21	—	488,775	8,041	496,816
Medium and heavy duty truck	296,564	—	—	—	296,564	371	296,935
Aircraft	823,638	14,570	4,492	—	842,700	1,957	844,657
Construction equipment	561,665	333	448	—	562,446	991	563,437
Commercial real estate	738,006	23	121	—	738,150	3,418	741,568
Residential real estate and home equity	521,943	1,508	352	429	524,232	1,890	526,122
Consumer	127,107	776	99	30	128,012	134	128,146
Total	$4,481,921	$20,360	$5,533	$459	$4,508,273	$19,405	$4,527,678

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
September 30, 2018
With no related reserve recorded:
Commercial and agricultural	$2,694	$2,694	$—
Auto and light truck	14,827	14,827	—
Medium and heavy duty truck	167	167	—
Aircraft	2,286	2,286	—
Construction equipment	772	772	—
Commercial real estate	923	923	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	21,669	21,669	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	292	292	62
Medium and heavy duty truck	—	—	—
Aircraft	8,755	8,755	1,200
Construction equipment	2,282	2,282	471
Commercial real estate	790	790	76
Residential real estate and home equity	346	348	128
Consumer	—	—	—
Total with a reserve recorded	12,465	12,467	1,937
Total impaired loans	$34,134	$34,136	$1,937

December 31, 2017
With no related reserve recorded:
Commercial and agricultural	$2,439	$2,439	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	371	371	—
Aircraft	1,901	1,901	—
Construction equipment	584	584	—
Commercial real estate	2,375	2,375	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,670	7,670	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	7,780	7,780	243
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	344	344	108
Commercial real estate	971	971	181
Residential real estate and home equity	352	354	134
Consumer	—	—	—
Total with a reserve recorded	9,447	9,449	666
Total impaired loans	$17,117	$17,119	$666

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$2,798	$—	$4,551	$—	$2,880	$—	$4,774	$1
Auto and light truck	8,972	—	208	—	7,955	—	158	—
Medium and heavy duty truck	195	—	1,551	—	287	—	517	—
Aircraft	18,438	—	2,519	5	10,211	20	5,830	5
Construction equipment	2,157	—	949	—	1,476	—	1,084	—
Commercial real estate	1,534	—	2,881	2	2,496	—	3,168	2
Residential real estate and home equity	347	3	354	3	349	11	356	11
Consumer	—	—	—	—	—	—	—	—
Total	$34,441	$3	$13,013	$10	$25,654	$31	$15,887	$19

There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three and nine months ended September 30, 2018. There were no loan and lease modifications classified as a TDR during the three months ended September 30, 2017 and one nonperforming modification classified as a TDR during the nine months ended September 30, 2017. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during 2018 and one modification during 2017 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2018. There were no TDRs which had a payment default within the twelve months following modification during the three months ended September 30, 2017 and one nonperforming TDR which had a payment default within the twelve months following modification during the nine months ended September 30, 2017. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Performing TDRs	$346	$352
Nonperforming TDRs	33	537
Total TDRs	$379	$889

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2018 and 2017.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2018
Balance, beginning of period	$18,631	$12,076	$4,342	$36,772	$11,136	$15,140	$3,564	$1,346	$103,007
Charge-offs	5	418	—	10,409	—	—	35	259	11,126
Recoveries	98	34	—	6	32	20	3	69	262
Net charge-offs (recoveries)	(93)	384	—	10,403	(32)	(20)	32	190	10,864
Provision (recovery of provision)	(1,065)	(204)	(183)	7,477	187	(102)	(82)	129	6,157
Balance, end of period	$17,659	$11,488	$4,159	$33,846	$11,355	$15,058	$3,450	$1,285	$98,300

September 30, 2017
Balance, beginning of period	$16,199	$11,443	$4,840	$31,822	$9,249	$13,475	$3,607	$1,279	$91,914
Charge-offs	434	88	—	115	48	342	29	238	1,294
Recoveries	64	13	—	12	243	733	2	65	1,132
Net charge-offs (recoveries)	370	75	—	103	(195)	(391)	27	173	162
Provision (recovery of provision)	(91)	(405)	(100)	1,811	(193)	400	28	170	1,620
Balance, end of period	$15,738	$10,963	$4,740	$33,530	$9,251	$14,266	$3,608	$1,276	$93,372

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2018 and 2017.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2018
Balance, beginning of period	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	30	818	—	10,438	5	7	46	643	11,987
Recoveries	188	53	—	55	77	45	16	210	644
Net charge-offs (recoveries)	(158)	765	—	10,383	(72)	(38)	30	433	11,343
Provision (recovery of provision)	1,273	2,150	(685)	9,610	1,940	228	(186)	430	14,760
Balance, end of period	$17,659	$11,488	$4,159	$33,846	$11,355	$15,058	$3,450	$1,285	$98,300

September 30, 2017
Balance, beginning of period	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	903	170	—	1,872	75	344	66	608	4,038
Recoveries	748	1,145	—	210	272	831	89	214	3,509
Net charge-offs (recoveries)	155	(975)	—	1,662	(197)	(487)	(23)	394	529
Provision (recovery of provision)	1,225	1,924	—	840	847	102	35	385	5,358
Balance, end of period	$15,738	$10,963	$4,740	$33,530	$9,251	$14,266	$3,608	$1,276	$93,372

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$62	$—	$1,200	$471	$76	$128	$—	$1,937
Ending balance, collectively evaluated for impairment	17,659	11,426	4,159	32,646	10,884	14,982	3,322	1,285	96,363
Total reserve for loan and lease losses	$17,659	$11,488	$4,159	$33,846	$11,355	$15,058	$3,450	$1,285	$98,300

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,694	$15,119	$167	$11,041	$3,054	$1,713	$346	$—	$34,134
Ending balance, collectively evaluated for impairment	1,060,213	547,427	271,434	825,417	651,551	779,380	523,045	132,952	4,791,419
Total recorded investment in loans	$1,062,907	$562,546	$271,601	$836,458	$654,605	$781,093	$523,391	$132,952	$4,825,553

December 31, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$243	$—	$—	$108	$181	$134	$—	$666
Ending balance, collectively evaluated for impairment	16,228	9,860	4,844	34,619	9,235	14,611	3,532	1,288	94,217
Total reserve for loan and lease losses	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,439	$7,780	$371	$1,901	$928	$3,346	$352	$—	$17,117
Ending balance, collectively evaluated for impairment	927,558	489,036	296,564	842,756	562,509	738,222	525,770	128,146	4,510,561
Total recorded investment in loans	$929,997	$496,816	$296,935	$844,657	$563,437	$741,568	$526,122	$128,146	$4,527,678
Note 6.       Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $734.07 million and $752.99 million at September 30, 2018 and December 31, 2017, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Mortgage servicing rights:
Balance at beginning of period	$4,323	$4,239	$4,349	$4,297
Additions	213	391	658	884
Amortization	(260)	(270)	(731)	(821)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,276	4,360	4,276	4,360
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,276	$4,360	$4,276	$4,360
Fair value of mortgage servicing rights at end of period	$7,243	$7,097	$7,243	$7,097

At September 30, 2018 and 2017, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $2.97 million and $2.74 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.65 million and $0.67 million for the three months ended September 30, 2018 and 2017, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.95 million and $2.04 million for the nine months ended September 30, 2018 and 2017, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
Note 7.       Commitments and Financial Instruments with Off-Balance-Sheet Risk
Commitments — 1st Source Bank (Bank), a subsidiary of 1st Source Corporation, has made investments directly in various tax-advantaged and other operating partnerships formed by third parties. The Bank’s investments are primarily related to investments promoting affordable housing, community development and renewable energy sources. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Bank has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct the activities that most significantly influence the economic performance of their respective partnerships. At September 30, 2018 and December 31, 2017, investment balances, including all legally binding commitments to fund future investments totaled $15.58 million and $23.76 million, respectively. In addition, the Bank had a liability for all legally binding unfunded commitments of $5.75 million and $15.71 million at September 30, 2018 and December 31, 2017, respectively.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Amounts of commitments:
Loan commitments to extend credit	$1,025,433	$1,030,334
Standby letters of credit	$32,465	$29,961
Commercial and similar letters of credit	$2,903	$1,837
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
The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Statements of Financial Condition and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2018
Interest rate swap contracts	$796,661	Other assets	$8,288	Other liabilities	$8,435
Loan commitments	7,696	Mortgages held for sale	118	N/A	—
Forward contracts - mortgage loan	16,978	Mortgages held for sale	60	N/A	—
Total	$821,335		$8,466		$8,435

December 31, 2017
Interest rate swap contracts	$756,550	Other assets	$5,167	Other liabilities	$5,262
Loan commitments	8,504	Mortgages held for sale	66	N/A	—
Forward contracts - mortgage loan	19,390	N/A	—	Mortgages held for sale	10
Total	$784,444		$5,233		$5,272

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2018	2017	2018	2017
Interest rate swap contracts	Other expense	$(15)	$(3)	$(51)	$17
Interest rate swap contracts	Other income	105	733	684	944
Loan commitments	Mortgage banking	(5)	20	52	57
Forward contracts - mortgage loan	Mortgage banking	107	(31)	70	(226)
Total		$192	$719	$755	$792

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018
Interest rate swaps	$8,294	$6	$8,288	$—	$—	$8,288

December 31, 2017
Interest rate swaps	$5,194	$27	$5,167	$—	$—	$5,167

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2018
Interest rate swaps	$8,441	$6	$8,435	$—	$7,942	$493
Repurchase agreements	124,630	—	124,630	124,630	—	—
Total	$133,071	$6	$133,065	$124,630	$7,942	$493

December 31, 2017
Interest rate swaps	$5,289	$27	$5,262	$—	$2,705	$2,557
Repurchase agreements	149,835	—	149,835	149,835	—	—
Total	$155,124	$27	$155,097	$149,835	$2,705	$2,557
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2018 and December 31, 2017, repurchase agreements had a remaining contractual maturity of $123.04 million and $148.22 million in overnight, $1.29 million and $1.32 million in up to 30 days, $0.30 million and $0.00 million in 30 to 90 days, and $0.00 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2018 and 2017.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2018	2017	2018	2017
Distributed earnings allocated to common stock	$6,491	$4,928	$18,420	$14,514
Undistributed earnings allocated to common stock	13,272	12,122	42,141	35,162
Net earnings allocated to common stock	19,763	17,050	60,561	49,676
Net earnings allocated to participating securities	125	132	407	381
Net income allocated to common stock and participating securities	$19,888	$17,182	$60,968	$50,057

Weighted average shares outstanding for basic earnings per common share	25,965,694	25,935,867	25,958,125	25,922,218
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,965,694	25,935,867	25,958,125	25,922,218

Basic earnings per common share	$0.76	$0.66	$2.33	$1.92
Diluted earnings per common share	$0.76	$0.66	$2.33	$1.92

Note 10.     Stock Based Compensation
As of September 30, 2018, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2017. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2018.
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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and 2017 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2018 and 2017. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2018, there was $5.98 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.11 years.
Note 11.     Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2018	2017	2018	2017
Realized gains (losses) included in net income	$—	$1,007	$(345)	$2,757	Gains (losses) on investment securities available-for-sale
	—	1,007	(345)	2,757	Income before income taxes
Tax effect	—	(378)	83	(1,035)	Income tax expense
Net of tax	$—	$629	$(262)	$1,722	Net income

Note 12.     Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2018 and $0.72 million at December 31, 2017. Interest and penalties are recognized through the income tax provision. For the nine months ended September 30, 2018 and 2017, the Company recognized $(0.09) million and $0.05 million in interest or penalties, respectively. There was no accrued interest and penalties at September 30, 2018 and $0.09 million at December 31, 2017.
Tax years that remain open and subject to audit include the federal 2015-2017 years and the Indiana 2014-2017 years. Additionally, the Company reached a state tax settlement for the 2015-2017 years and as a result, recorded a reduction of unrecognized tax benefits in the amount of $1.05 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. During the third quarter of 2018, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and recorded a $0.88 million benefit as provided by the U.S. Securities and Exchange Commission’s SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At September 30, 2018 and December 31, 2017, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2018
Mortgages held for sale reported at fair value	$11,149	$10,915	$234	(1)

December 31, 2017
Mortgages held for sale reported at fair value	$13,123	$12,967	$156	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,545	$498,595	$—	$532,140
U.S. States and political subdivisions securities	—	87,914	1,559	89,473
Mortgage-backed securities — Federal agencies	—	304,598	—	304,598
Corporate debt securities	—	45,255	—	45,255
Foreign government and other securities	—	—	706	706
Total debt securities available-for-sale	33,545	936,362	2,265	972,172
Mortgages held for sale	—	11,149	—	11,149
Accrued income and other assets (interest rate swap agreements)	—	8,288	—	8,288
Total	$33,545	$955,799	$2,265	$991,609

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$8,435	$—	$8,435
Total	$—	$8,435	$—	$8,435

December 31, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$27,971	$440,148	$—	$468,119
U.S. States and political subdivisions securities	—	113,845	2,155	116,000
Mortgage-backed securities — Federal agencies	—	287,910	—	287,910
Corporate debt securities	—	31,294	—	31,294
Foreign government and other securities	—	—	710	710
Total debt securities available-for-sale	27,971	873,197	2,865	904,033
Mortgages held for sale	—	13,123	—	13,123
Accrued income and other assets (interest rate swap agreements)	—	5,167	—	5,167
Total	$27,971	$891,487	$2,865	$922,323

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,262	$—	$5,262
Total	$—	$5,262	$—	$5,262

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2018 and 2017.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance July 1, 2018	$1,641	$707	$2,348
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(2)	(1)	(3)
Purchases	—	200	200
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(80)	(200)	(280)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2018	$1,559	$706	$2,265

Beginning balance July 1, 2017	$1,801	$302	$2,103
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	17	—	17
Purchases	1,150	—	1,150
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	—	(100)	(100)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2017	$2,968	$202	$3,170
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2018 or 2017. No transfers between levels occurred during the three months ended September 30, 2018 or 2017.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2018
Debt securities available-for sale
Direct placement municipal securities	$1,559	Discounted cash flows	Credit spread assumption	2.48% - 3.17%

Foreign government	$706	Discounted cash flows	Market yield assumption	0.97% - 3.47%

December 31, 2017
Debt securities available-for sale
Direct placement municipal securities	$2,155	Discounted cash flows	Credit spread assumption	2.21% - 2.93%

Foreign government	$710	Discounted cash flows	Market yield assumption	0.35% - 1.23%

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
Other real estate is based on the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach. Fair values are reviewed quarterly, and new appraisals are obtained annually. Repossessions are similarly valued.
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2018: impaired loans - $10.41 million; partnership investments - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.98 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Impaired loans - collateral based	$—	$—	$9,816	$9,816
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,276	4,276
Accrued income and other assets (repossessions)	—	—	13,041	13,041
Accrued income and other assets (other real estate)	—	—	432	432
Total	$—	$—	$28,565	$28,565

December 31, 2017
Impaired loans - collateral based	$—	$—	$7,994	$7,994
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,349	4,349
Accrued income and other assets (repossessions)	—	—	10,114	10,114
Accrued income and other assets (other real estate)	—	—	1,312	1,312
Total	$—	$—	$24,769	$24,769
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2018
Impaired loans	$9,816	$9,816	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 35%

Mortgage servicing rights	4,276	7,243	Discounted cash flows	Constant prepayment rate (CPR)	6.9% - 19.2%
				Discount rate	10.4% - 13.2%

Repossessions	13,041	13,451	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 10%

Other real estate	432	501	Appraisals	Discount for lack of marketability	0% - 61%

December 31, 2017
Impaired loans	$7,994	$7,994	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	3% - 20%

Mortgage servicing rights	4,349	7,187	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 20.7%
				Discount rate	9.6% - 12.5%

Repossessions	10,114	10,493	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 10%

Other real estate	1,312	1,441	Appraisals	Discount for lack of marketability	7% - 9%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Cash and due from banks	$68,362	$68,362	$68,362	$—	$—
Federal funds sold and interest bearing deposits with other banks	45,514	45,514	45,514	—	—
Investment securities, available-for-sale	972,172	972,172	33,545	936,362	2,265
Other investments	28,159	28,159	28,159	—	—
Mortgages held for sale	11,149	11,149	—	11,149	—
Loans and leases, net of reserve for loan and lease losses	4,727,253	4,680,348	—	—	4,680,348
Mortgage servicing rights	4,276	7,243	—	—	7,243
Interest rate swaps	8,288	8,288	—	8,288	—
Liabilities:
Deposits	$5,061,977	$5,047,380	$3,580,280	$1,467,100	$—
Short-term borrowings	290,707	290,707	124,666	166,041	—
Long-term debt and mandatorily redeemable securities	70,919	67,968	—	67,968	—
Subordinated notes	58,764	52,799	—	52,799	—
Interest rate swaps	8,435	8,435	—	8,435	—
Off-balance-sheet instruments *	—	287	—	287	—

December 31, 2017
Assets:
Cash and due from banks	$73,635	$73,635	$73,635	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,398	4,398	4,398	—	—
Investment securities, available-for-sale	904,033	904,033	27,971	873,197	2,865
Other investments	25,953	25,953	25,953	—	—
Mortgages held for sale	13,123	13,123	—	13,123	—
Loans and leases, net of reserve for loan and lease losses	4,432,795	4,428,848	—	—	4,428,848
Mortgage servicing rights	4,349	7,187	—	—	7,187
Interest rate swaps	5,167	5,167	—	5,167	—
Liabilities:
Deposits	$4,752,730	$4,745,111	$3,482,757	$1,262,354	$—
Short-term borrowings	214,595	214,595	206,862	7,733	—
Long-term debt and mandatorily redeemable securities	70,060	67,857	—	67,857	—
Subordinated notes	58,764	57,103	—	57,103	—
Interest rate swaps	5,262	5,262	—	5,262	—
Off-balance-sheet instruments *	—	286	—	286	—

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
Loans and Leases — For September 30, 2018, fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans and leases that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans and leases as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans and leases with similar terms to borrowers of similar credit quality.
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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2018, as compared to December 31, 2017, and the results of operations for the three and nine months ended September 30, 2018 and 2017. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2017 Annual Report.
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

FINANCIAL CONDITION
Our total assets at September 30, 2018 were $6.29 billion, an increase of $405.89 million or 6.89% from December 31, 2017. Total investment securities, available-for-sale were $972.17 million, an increase of $68.14 million or 7.54% from December 31, 2017. Federal funds sold and interest bearing deposits with other banks were $45.51 million, an increase of $41.12 million or 934.88% from December 31, 2017.
Total loans and leases were $4.83 billion, an increase of $297.88 million, or 6.58% from December 31, 2017. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $230.41 million and $233.37 million as of September 30, 2018 and December 31, 2017, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $87.61 million and $126.81 million as of September 30, 2018, respectively, compared to $101.35 million and $121.02 million as of December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017 there was not a significant concentration in any other country. Solar loan and lease outstandings were $78.44 million as of September 30, 2018, an increase of $1.96 million or 2.56% from the $76.48 million at December 31, 2017. Solar loan and lease outstandings are included in commercial and agricultural loans. Equipment owned under operating leases was $137.49 million, a decrease of $2.09 million, or 1.50% compared to December 31, 2017.
Total deposits were $5.06 billion, an increase of $309.25 million or 6.51% from the end of 2017. Short-term borrowings were $290.71 million, an increase of $76.11 million, or 35.47% from December 31, 2017. Long-term debt and mandatorily redeemable securities were $70.92 million, an increase of $0.86 million or 1.23% from December 31, 2017.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Accrued income and other assets:
Bank owned life insurance cash surrender value	$67,207	$65,816
Accrued interest receivable	20,459	17,133
Mortgage servicing rights	4,276	4,349
Other real estate	432	1,312
Repossessions	13,041	10,114
All other assets	60,077	56,688
Total accrued income and other assets	$165,492	$155,412

CAPITAL
As of September 30, 2018, total shareholders’ equity was $750.44 million, up $31.90 million, or 4.44% from the $718.54 million at December 31, 2017. In addition to net income of $60.97 million, other significant changes in shareholders’ equity during the first nine months of 2018 included $18.46 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity totaled $15.68 million at September 30, 2018, compared to $3.33 million at December 31, 2017. Our equity-to-assets ratio was 11.92% as of September 30, 2018, compared to 12.20% at December 31, 2017. Book value per common share rose to $28.90 at September 30, 2018, from $27.70 at December 31, 2017.
We declared and paid cash dividends per common share of $0.25 during the third quarter of 2018. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 30.13%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2018, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$813,015	14.66%	$443,556	8.00%	$547,514	9.875%	$554,445	10.00%
1st Source Bank	731,009	13.17	444,020	8.00	548,087	9.875	555,025	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	743,317	13.41	332,667	6.00	436,625	7.875	443,556	8.00
1st Source Bank	661,240	11.91	333,015	6.00	437,082	7.875	444,020	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	686,317	12.38	249,500	4.50	353,459	6.375	360,389	6.50
1st Source Bank	661,240	11.91	249,761	4.50	353,829	6.375	360,766	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	743,317	12.03	247,135	4.00	N/A	N/A	308,919	5.00
1st Source Bank	661,240	10.71	247,012	4.00	N/A	N/A	308,764	5.00

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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2018, we had no borrowings in the federal funds market. We could borrow $265.00 million in additional funds for a short time from these banks on a collective basis. As of September 30, 2018, we had $206.61 million outstanding in FHLB advances and could borrow an additional $320.58 million. We also had no outstandings with the FRB and could borrow $595.62 million as of September 30, 2018.
Our loan to asset ratio was 76.68% at September 30, 2018 compared to 76.91% at December 31, 2017 and 76.41% at September 30, 2017. Cash and cash equivalents totaled $113.88 million at September 30, 2018 compared to $78.03 million at December 31, 2017 and $99.42 million at September 30, 2017. At September 30, 2018, the Statement of Financial Condition was rate sensitive by $294.62 million more assets than liabilities scheduled to reprice within one year, or approximately 1.11%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $750 million.
RESULTS OF OPERATIONS
Net income for the three and nine month periods ended September 30, 2018 was $19.89 million and $60.97 million, compared to $17.18 million and $50.06 million for the same periods in 2017. Diluted net income per common share was $0.76 and $2.33 for the three and nine month periods ended September 30, 2018, compared to $0.66 and $1.92 for the same periods in 2017. Return on average common shareholders’ equity was 11.04% for the nine months ended September 30, 2018, compared to 9.60% in 2017. The return on total average assets was 1.33% for the nine months ended September 30, 2018, compared to 1.20% in 2017.
Net income increased for the nine months ended September 30, 2018 compared to the first nine months of 2017. Net interest income increased and income tax expense decreased which was offset by an increase in provision for loan and lease losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$873,658	$4,873	2.21%	$851,348	$4,428	2.09%	$733,471	$3,048	1.65%
Tax exempt(1)	90,623	572	2.50%	96,987	634	2.62%	125,101	917	2.91%
Mortgages held for sale	9,016	93	4.09%	6,985	92	5.28%	12,832	126	3.90%
Loans and leases, net of unearned discount(1)	4,822,431	59,964	4.93%	4,770,361	58,517	4.92%	4,387,748	50,455	4.56%
Other investments	43,860	391	3.54%	51,141	397	3.11%	41,686	325	3.09%
Total earning assets(1)	5,839,588	65,893	4.48%	5,776,822	64,068	4.45%	5,300,838	54,871	4.11%
Cash and due from banks	64,622			65,895			62,373
Reserve for loan and lease losses	(102,790)			(99,277)			(93,162)
Other assets	422,767			423,577			436,023
Total assets	$6,224,187			$6,167,017			$5,706,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,986,576	$9,405	0.94%	$3,950,546	$8,319	0.84%	$3,543,037	$5,186	0.58%
Short-term borrowings	207,225	518	0.99%	290,220	826	1.14%	265,014	396	0.59%
Subordinated notes	58,764	918	6.20%	58,764	908	6.20%	58,764	1,022	6.90%
Long-term debt and mandatorily redeemable securities	70,902	493	2.76%	71,162	643	3.62%	70,344	597	3.37%
Total interest-bearing liabilities	4,323,467	11,334	1.04%	4,370,692	10,696	0.98%	3,937,159	7,201	0.73%
Noninterest-bearing deposits	1,104,645			1,010,927			985,230
Other liabilities	44,827			49,088			74,407
Shareholders’ equity	751,248			736,310			709,276
Total liabilities and shareholders’ equity	$6,224,187			$6,167,017			$5,706,072
Less: Fully tax-equivalent adjustments		(197)			(203)			(441)
Net interest income/margin (GAAP-derived)(1)		$54,362	3.69%		$53,169	3.69%		$47,229	3.53%
Fully tax-equivalent adjustments		197			203			441
Net interest income/margin - FTE(1)		$54,559	3.71%		$53,372	3.71%		$47,670	3.57%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2018 compared to the Quarter Ended September 30, 2017
The taxable-equivalent net interest income for the three months ended September 30, 2018 was $54.56 million, an increase of 14.45% over the same period in 2017. The net interest margin on a fully taxable-equivalent basis was 3.71% for the three months ended September 30, 2018, compared to 3.57% for the three months ended September 30, 2017.
During the three month period ended September 30, 2018, average earning assets increased $538.75 million or 10.16% over the comparable period in 2017. Average interest-bearing liabilities increased $386.31 million or 9.81%. The yield on average earning assets increased 37 basis points to 4.48% from 4.11% primarily due to higher rates on loans and leases and taxable investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 31 basis points to 1.04% from 0.73% as a result of the rising interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 14 basis points.

The largest contributor to the improved yield on average earning assets for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was an increase in yields on net loans and leases of 37 basis points primarily due to market conditions as a result of recent Federal interest rate increases. The improved yield on net loans and leases was also impacted by 5 basis points due to net interest reversals of $0.31 million in the third quarter of 2018 vs. net interest recoveries of $0.28 million in the third quarter of 2017. Average net loans and leases increased $434.68 million or 9.91% with the largest increases occurring within the commercial and agricultural and construction equipment portfolios as a result of market demand. Total average investment securities increased $105.71 million or 12.31%. Average mortgages held for sale decreased $3.82 million or 29.74%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $2.17 million or 5.22% from the third quarter of 2017.
Average interest-bearing deposits increased $443.54 million or 12.52% for the third quarter of 2018 over the same period in 2017 primarily due to organic customer growth and to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 36 basis points to 0.94% from 0.58%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates, and a shift in the deposit mix from the third quarter of 2017.
Average short-term borrowings decreased $57.79 million or 21.81% for the third quarter of 2018 compared to the same period in 2017. Interest paid on short-term borrowings increased 40 basis points due to recent Federal interest rate increases. Interest paid on subordinated notes decreased 70 basis points during the third quarter of 2018 from the same period a year ago due to a conversion to a variable rate associated with one traunche that took effect September 15, 2017. Average long-term debt and mandatorily redeemable securities balances were relatively flat. Interest paid on long-term debt and mandatorily redeemable securities decreased 61 basis points during the third quarter of 2018 from the same period in 2017 primarily due to lower rates on mandatorily redeemable securities.

	Nine Months Ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$844,394	$13,869	2.20%	$716,457	$9,932	1.85%
Tax exempt(1)	98,978	1,901	2.57%	128,537	2,894	3.01%
Mortgages held for sale	7,911	265	4.48%	10,788	322	3.99%
Loans and leases, net of unearned discount(1)	4,728,047	172,180	4.87%	4,295,153	143,477	4.47%
Other investments	44,784	1,196	3.57%	43,810	935	2.85%
Total earning assets(1)	5,724,114	189,411	4.42%	5,194,745	157,560	4.06%
Cash and due from banks	63,983			61,389
Reserve for loan and lease losses	(99,284)			(91,487)
Other assets	422,489			412,842
Total assets	$6,111,302			$5,577,489

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,881,040	$24,286	0.84%	$3,464,773	$13,431	0.52%
Short-term borrowings	272,813	2,120	1.04%	256,507	895	0.47%
Subordinated notes	58,764	2,709	6.16%	58,764	3,132	7.13%
Long-term debt and mandatorily redeemable securities	70,794	1,621	3.06%	76,591	1,925	3.36%
Total interest-bearing liabilities	4,283,411	30,736	0.96%	3,856,635	19,383	0.67%
Noninterest-bearing deposits	1,040,740			963,469
Other liabilities	49,126			60,573
Shareholders’ equity	738,025			696,812
Total liabilities and shareholders’ equity	$6,111,302			$5,577,489
Less: Fully tax-equivalent adjustments		(612)			(1,360)
Net interest income/margin (GAAP-derived)(1)		$158,063	3.69%		$136,817	3.52%
Fully tax-equivalent adjustments		612			1,360
Net interest income/margin - FTE(1)		$158,675	3.71%		$138,177	3.56%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
The taxable-equivalent net interest income for the nine months ended September 30, 2018 was $158.68 million, an increase of 14.83% over the comparable period in 2017. The net interest margin on a fully taxable-equivalent basis was 3.71% compared to a net interest margin of 3.56% for the same period in 2017.
During the nine month period ended September 30, 2018, average earning assets increased $529.37 million or 10.19% over the comparable period in 2017. Average interest-bearing liabilities increased $426.78 million or 11.07%. The yield on average earning assets increased 36 basis points to 4.42% from 4.06% primarily due to higher rates on loans and leases and investment securities available- for-sale. The total cost of average interest-bearing liabilities increased 29 basis points to 0.96% from 0.67%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 15 basis points.
The largest contributor to the improved yield on average earning assets for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was an increase in yields on net loans and leases of 40 basis points primarily due to market conditions as a result of recent Federal interest rate increases as well as the recognition of an unaccreted purchased loan discount and a prepayment penalty on two separate early loan payoffs of $1.03 million which had a positive 3 basis point effect. The improved yield on net loans and leases was also impacted by 2 basis points due to net interest recoveries of $0.17 million in 2018 vs. $0.89 million in 2017. Average net loans and leases increased $432.89 million or 10.08% primarily in the commercial and agricultural and construction equipment portfolios as a result of market demand. Total average investment securities increased $98.38 million or 11.64%. Average mortgages held for sale decreased $2.88 million or 26.67%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper, increased $0.97 million or 2.22%.
Average interest-bearing deposits increased $416.27 million or 12.01% for the first nine months of 2018 over the same period in 2017 largely due to organic customer growth and to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 32 basis points to 0.84% compared to 0.52%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates, and a shift in the deposit mix.
Average short-term borrowings increased $16.31 million or 6.36% for the first nine months of 2018 compared to the same period in 2017. Interest paid on short-term borrowings increased 57 basis points. The growth in short-term borrowings was primarily the result of higher borrowings with the FHLB. Interest paid on subordinated notes decreased 97 basis points due to a conversion to a variable rate associated with one traunche that took effect September 15, 2017. Average long-term debt and mandatorily redeemable securities decreased $5.80 million or 7.57%. Interest paid on long-term debt and mandatorily redeemable securities decreased 30 basis points due to lower rates on mandatorily redeemable securities.
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2018	2018	2017	2018	2017
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$65,696	$63,865	$54,430	$188,799	$156,200
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	96	89	152	273	454
(C)	- Tax-exempt investment securities	101	114	289	339	906
(D)	Interest income - FTE (A+B+C)	65,893	64,068	54,871	189,411	157,560
(E)	Interest expense (GAAP)	11,334	10,696	7,201	30,736	19,383
(F)	Net interest income (GAAP) (A–E)	54,362	53,169	47,229	158,063	136,817
(G)	Net interest income - FTE (D–E)	54,559	53,372	47,670	158,675	138,177
(H)	Annualization factor	3.967	4.011	3.967	1.337	1.337
(I)	Total earning assets	$5,839,588	$5,776,822	$5,300,838	$5,724,114	$5,194,745
	Net interest margin (GAAP-derived) (F*H)/I	3.69%	3.69%	3.53%	3.69%	3.52%
	Net interest margin - FTE (G*H)/I	3.71%	3.71%	3.57%	3.71%	3.56%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and nine month periods ended September 30, 2018 was $6.16 million and $14.76 million compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2017 of $1.62 million and $5.36 million, respectively. Net charge-offs of $10.86 million were recorded for the third quarter 2018, compared to net charge-offs of $0.16 million for the same quarter a year ago. Year-to-date net charge-offs of $11.34 million have been recorded in 2018, compared to net charge-offs of $0.53 million through September 30, 2017.
The increase in the amount of the provision for the three and nine month periods ended September 30, 2018 was principally driven by strong loan growth and net charge-offs. Loan growth during the nine month period ended September 30, 2018 was $297.88 million compared to $248.65 million for the same period last year. In addition, we realized consecutive increases in our special attention credits for each quarter in 2018. A large dollar foreign aircraft account (outside of Latin America) was placed in nonaccrual status during the second quarter and a significant charge-off was recognized during the third quarter. A large dollar account in our auto and light truck portfolio was placed in nonaccrual status during the third quarter.
We continue to evaluate risks which may impact our loan portfolios. We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include the tariff disputes, particularly between China and the U.S., and the potential for an escalating trade war. Political uncertainty continues in Latin America, with ongoing corruption scandals. The recent election in Mexico and forthcoming election in Brazil raise the possibility that new leadership could reverse recent structural reform. The renegotiating of NAFTA should reduce trade related uncertainties for both Canada and Mexico if the agreement is ratified by Congress. Concerns continue to be heightened globally due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $230 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Values for some aircraft have not fully recovered. We remain concerned about the prolonged low prices for several models. The majority of our foreign exposure is in Mexico and Brazil. Brazil is beginning to show some positive economic signs as it emerges from its worst recession in twenty-five years. However, the country continues to be plagued by corruption scandals and violence. Mexico’s economy is stronger and will benefit from the renegotiated NAFTA however violence and drug related crimes remain concerning. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On September 30, 2018, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.42% compared to 0.27% on September 30, 2017. The increase in delinquencies is largely attributable to the auto and light truck and construction equipment portfolios. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.04% compared to 2.10% one year ago. The decrease in the reserve as a percent of loans and leases outstanding was primarily due to charging off a significant exposure. A summary of loan and lease loss experience during the three and nine months ended September 30, 2018 and 2017 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of September 30, 2018 and December 31, 2017 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Loans and leases past due 90 days or more	$125	$459	$208
Nonaccrual loans and leases	36,028	19,405	15,066
Other real estate	432	1,312	1,341
Repossessions	13,041	10,114	12,913
Equipment owned under operating leases	48	9	14
Total nonperforming assets	$49,674	$31,299	$29,542

Nonperforming assets as a percentage of loans and leases were 1.00% at September 30, 2018, 0.67% at December 31, 2017, and 0.64% at September 30, 2017. Nonperforming assets totaled $49.67 million at September 30, 2018, an increase of 58.71% from the $31.30 million reported at December 31, 2017, and a 68.15% increase from the $29.54 million reported at September 30, 2017. The increase in nonperforming assets during the first nine months of 2018 was related to higher nonaccrual loans and leases mainly from a few larger relationships in the aircraft and auto and light truck portfolios, and repossessions offset by a reduction in other real estate. The increase in nonperforming assets at September 30, 2018 from September 30, 2017 occurred primarily in nonaccrual loans and leases mainly related to a few larger relationships in the aircraft and auto and light truck portfolios offset by a reduction in other real estate.
The increase in nonaccrual loans and leases at September 30, 2018 from December 31, 2017 occurred primarily in the aircraft, auto and light truck, and construction equipment portfolios offset by a decrease in the commercial real estate portfolio. The increase in nonaccrual loans and leases at September 30, 2018 from September 30, 2017 occurred primarily in the auto and light truck, aircraft, and construction equipment portfolios offset by decreases in the commercial and agricultural, commercial real estate and medium and heavy duty truck portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2018 and December 31, 2017 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Commercial and agricultural	$21	$—	$—
Auto and light truck	309	165	387
Medium and heavy duty truck	—	—	—
Aircraft	12,598	9,335	12,012
Construction equipment	80	582	482
Commercial real estate	26	481	456
Residential real estate and home equity	357	831	885
Consumer	82	32	32
Total	$13,473	$11,426	$14,254

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,109	$5,037	72	1.43%	$16,097	$15,665	432	2.76%
Service charges on deposit accounts	2,567	2,719	(152)	(5.59)%	7,676	7,931	(255)	(3.22)%
Debit card	3,377	2,983	394	13.21%	9,907	8,719	1,188	13.63%
Mortgage banking	925	1,486	(561)	(37.75)%	2,882	3,737	(855)	(22.88)%
Insurance commissions	1,580	1,429	151	10.57%	5,025	4,506	519	11.52%
Equipment rental	7,977	7,917	60	0.76%	23,836	22,335	1,501	6.72%
Gains (losses) on investment securities available-for-sale	—	1,007	(1,007)	(100.00)%	(345)	2,757	(3,102)	NM
Other	2,525	3,014	(489)	(16.22)%	7,812	7,385	427	5.78%
Total noninterest income	$24,060	$25,592	(1,532)	(5.99)%	$72,890	$73,035	(145)	(0.20)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and nine months ended September 30, 2018 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2018 and December 31, 2017 was $4.68 billion and $4.63 billion, respectively.
Service charges on deposit accounts declined for the three and nine months ended September 30, 2018 over the comparable periods in 2017. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions and a decrease in business account fees.
Debit card income improved in the three and nine months ended September 30, 2018 over the same periods a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2018.
Mortgage banking income decreased in the three and nine months ended September 30, 2018 as compared to the same periods a year ago. The decrease was primarily caused by lower volume of loans originated for the secondary market in 2018.
Insurance commissions were higher during the three and nine months ended September 30, 2018 over the same periods a year ago. The increase in insurance commissions was primarily due to an increased book of business and higher contingent commissions received.
Equipment rental income grew for the three and nine months ended September 30, 2018 over the comparable periods in 2017. The increase was the result of the average equipment rental portfolio growing 9% over the same periods a year ago due to improving market conditions for equipment finance mainly in specialty vehicles and solar financing. The growth in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Losses on investment securities available-for-sale during the nine months ended September 30, 2018 compared with gains on investment securities available-for-sale in the same period in 2017 resulted primarily from repositioning the portfolio during the first quarter of 2018 in response to recent tax reform.
Other income decreased for the three months ended September 30, 2018 and increased for the nine months ended September 30, 2018 over the comparable periods in 2017. The decrease during the third quarter of 2018 compared to the same period in 2017 was primarily a result of lower customer swap fees and reduced net gains on partnership investments offset by increased loan servicing fees, higher claim proceeds from bank owned life insurance and a rise in brokerage fees and commissions. The increase in other income for the first nine months of 2018 compared to the same period a year ago was primarily a result of increased net partnership investment gains, higher loan servicing fees, a rise in brokerage fees and commissions and higher claim proceeds from bank owned life insurance offset by lower customer swap fees and reduced fees on standby letters of credit.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,164	$22,016	1,148	5.21%	$69,391	$64,073	5,318	8.30%
Net occupancy	2,523	2,806	(283)	(10.09)%	7,504	7,768	(264)	(3.40)%
Furniture and equipment	5,769	5,363	406	7.57%	16,942	15,264	1,678	10.99%
Depreciation – leased equipment	6,580	6,565	15	0.23%	19,692	18,541	1,151	6.21%
Professional fees	1,883	1,765	118	6.69%	5,628	4,514	1,114	24.68%
Supplies and communication	1,635	1,316	319	24.24%	4,687	3,911	776	19.84%
FDIC and other insurance	855	693	162	23.38%	2,267	1,889	378	20.01%
Business development and marketing	1,663	1,199	464	38.70%	4,921	4,352	569	13.07%
Loan and lease collection and repossession	1,563	1,093	470	43.00%	3,079	2,058	1,021	49.61%
Other	1,707	1,644	63	3.83%	4,665	4,314	351	8.14%
Total noninterest expense	$47,342	$44,460	2,882	6.48%	$138,776	$126,684	12,092	9.55%
Salaries and employee benefits increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase during the three months ended September 30, 2018 was mainly the result of higher base salaries as a result of normal merit increases and more full time equivalent summer employees offset by a reduction in group insurance claims. The increase during the nine months ended September 30, 2018 was mainly the result of higher base salaries as a result of normal merit increases and more full time equivalent summer employees, a rise in incentive compensation, and higher group insurance claims.
Net occupancy expense decreased during the three and nine months ended September 30, 2018 compared to the same periods a year ago. The decrease for 2018 was primarily attributable to lower building depreciation and reduced repair and maintenance costs compared to 2017.
Furniture and equipment expense, including depreciation, increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017. Furniture and equipment expense was higher in 2018 mainly due to software maintenance costs related to a customer relationship management project and computer processing charges.
Depreciation on leased equipment was flat for the three months ended September 30, 2018 and increased during the first nine months of 2018 compared to the same periods in 2017. During the first nine months of 2018, depreciation on leased equipment grew in conjunction with the growth in equipment rental income as compared to one year ago.
Professional fees increased during the third quarter and first nine months of 2018 compared to the same periods a year ago. The increase was mainly due to increased utilization of consulting services related to a customer relationship management project, information technology projects as well as a regulatory compliance project.
Supplies and communication grew during the third quarter and first nine months of 2018 compared to the same periods a year ago. The increase resulted primarily from higher data communication line charges as bandwidth is improved and a one-time reduction in postage costs in 2017.
FDIC and other insurance rose during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase in 2018 was mainly due to higher assessments for FDIC premiums in conjunction with overall asset growth and a rise in other insurance costs.
Business development and marketing expense increased during the third quarter and first nine months of 2018 compared to the same periods a year ago. The expense increase during 2018 was mainly the result of additional marketing promotions offset by lower charitable contributions.
Loan and lease collection and repossession expense increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The higher expense was mainly due to increased valuation adjustments on repossessed assets offset by reduced losses on the sale of repossessed assets.

Other expenses were higher during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase was primarily related to one-time trust losses and reduced gains on the sale of leased equipment offset by a decrease in provision for unfunded loan commitments, lower intangible asset amortization as items fully amortize and impairment writedowns on branches in 2017 not present in 2018.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2018 was $5.04 million and $16.45 million, compared to $9.56 million and $27.75 million for the same periods in 2017. The effective tax rate was 20.20% and 35.75% for the third quarter ended September 30, 2018 and 2017, respectively and 21.25% and 35.67% for the first nine months ended September 30, 2018 and 2017, respectively. The change in effective tax rate was due primarily to the decrease in the federal tax rate from 35% in 2017 to 21% in 2018. Additionally, a $0.80 million benefit from a state tax settlement was recorded during the second quarter of 2018 and a $0.88 million benefit from finalization of the provisional amounts recorded at December 31, 2017 related to the impact of the federal tax rate change was recognized in the third quarter of 2018. The impact of those items resulted in an effective tax rate decrease of 3.53% and 2.17% for the three and nine months ended September 30, 2018, respectively. See Note 12 for further information regarding the Tax Cuts and Jobs Act.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2017. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2018	—	$—	—	1,370,385
August 01 - 31, 2018	545	57.39	545	1,369,840
September 01 - 30, 2018	—	—	—	1,369,840

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 630,160 shares.
ITEM 3.         Defaults Upon Senior Securities.
None
ITEM 4.         Mine Safety Disclosures.
None
ITEM 5.         Other Information.
None
ITEM 6.         Exhibits
The following exhibits are filed with this report:

10 (g)	1st Source Corporation Director Stock Retainer Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	October 18, 2018	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	October 18, 2018	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer