Form 10-K
period 2018-12-31
1ST SOURCE CORP
filed 2019-02-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $1,055,910,322
The number of shares outstanding of each of the registrant’s classes of stock as of February 15, 2019: Common Stock, without par value — 25,804,596 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2019 Proxy Statement for the 2019 annual meeting of shareholders to be held April 18, 2019, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 80 banking center locations in 17 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 22 locations nationwide, offers specialized financing services for new and used private and cargo aircraft, automobiles and light trucks for leasing and rental agencies, medium and heavy duty trucks and construction equipment. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2018, we had consolidated total assets of $6.29 billion, total loans and leases of $4.84 billion, total deposits of $5.12 billion, and total shareholders’ equity of $762.08 million.
Our principal executive office is located at 100 North Michigan Street, South Bend, Indiana 46601 and our telephone number is (574) 235-2000. Access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available, free of charge, at www.1stsource.com soon after the material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Consumer Services — 1st Source Bank provides a full range of consumer banking products and services through our banking centers and at 1stsource.com. In a number of our markets, 1st Source also offers insurance products through 1st Source Insurance offices. The traditional banking services include checking and savings accounts, certificates of deposits and Individual Retirement Accounts. 1st Source offers a full line of on-line and mobile banking products which includes person-to-person payments, outside account aggregation, money management budgeting solution and bill payment. As an added convenience, a strategically located Automated Teller Machine network serves our customers and supports the debit and credit card programs of the bank. Consumers also have the ability to obtain consumer loans, real estate loans and lines of credit in any of our banking centers or on-line. Finally, 1st Source offers a variety of financial planning, financial literacy and other consultative services to our customers.
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
The auto and light truck division (including specialty vehicles such as motor coaches, shuttle buses, step vans, work trucks and funeral cars) consists of fleet financings to automobile and light truck rental companies, commercial leasing companies, and single unit to fleet financing for users of specialty vehicles. The auto and light truck finance receivables generally range from $50,000 to $25 million with fixed or variable interest rates and terms of one to eight years.
Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of one to seven years.

The medium and heavy duty truck division provides fleet financing for highway tractors, medium duty trucks (including environmental vehicles) and trailers to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of three to seven years.
The group also generates equipment rental income through the leasing of construction equipment, various types of trucks, vans, automobiles, motor coaches, shuttle buses and other equipment through operating leases to clients.
In addition to loan and lease financings during 2018, the group had average total deposits of approximately $137 million.
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
1ST SOURCE CORPORATION INVESTMENT ADVISORS, INC.
1st Source Corporation Investment Advisors, Inc. (Investment Advisors) is a wholly owned subsidiary of 1st Source Bank that provides investment advisory services for trust and investment clients of 1st Source Bank. Investment Advisors is registered as an investment advisor with the SEC under the Investment Advisors Act of 1940. Investment Advisors serves strictly in an advisory capacity and as such, does not hold any client securities.
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
EMPLOYEES
At December 31, 2018, we had approximately 1,150 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.

ENVIRONMENTAL SUSTAINABILITY
1st Source embraces our responsibility to be a good steward of the environment. We have an approach that protects and conserves our natural resources though methods such as:
Developing business practices that protect and conserve natural resources — We use responsible, reputable, and monitored e-recyclers for our electronic assets. All computers, including desktops, laptops, and monitors, are properly recycled.
We are conscious of our paper usage, recognizing that we depend on printed materials for important day-to-day office work, client communications, and acquiring new clients. Increasingly, consumers demand more environmentally sustainable options and prefer online statements and correspondence rather that printed materials. The majority of the paper used in our facilities is recycled through our secure shred program and in 2018 we recycled 268,000 pounds of paper.
Additionally, we are utilizing various sustainable practices in some of our facilities such as LED lights, daylight harvesting sensors, programmable thermostats, 95% or higher efficiency furnace systems, drip irrigation, 90% recycled mats, and sustainable landscaping and irrigation systems. In an effort to reduce our carbon footprint, we will utilize solar panels in two of our banking centers for supplemental sustainable power. These banking centers expect to supplement approximately 20% of their total electrical usage with renewable solar power.
Embracing opportunities for new products, services and partnerships — In 2018, we continued our focus on renewable energy sources through lending and investment partnerships with renewable energy providers. We recognize the opportunities and complexities associated with energy financing and understand the value of innovative technology that leverages the wind and sun, which are sustainable from an environmental and financial perspective. We will continue to finance and invest in sustainable opportunities, and we will explore new opportunities to develop products and solutions that support our clients and advance sustainability.
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
These new minimum capital ratios became effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019. As of December 31, 2018, we were in compliance with all applicable regulatory capital requirements. Management also believes that, as of that date, we would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis had those requirements been currently in effect.
Prompt Corrective Action Regulations — The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2018, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.
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
Financial Privacy — In accordance with the GLBA, Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We are also subject to various state laws that generally require us to notify any customer whose personal financial information may have been released to an unauthorized person as the result of a breach of our data security policies and procedures.
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
Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. For 2019, the Bank must maintain reserves of 3.00% against net transaction accounts greater than $16.30 million and up to $124.20 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $124.20 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.
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

2018 Regulatory Reform — In May 2018, the Economic Growth, Regulatory Reform and Consumer Protection Act (Regulatory Relief Act), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for the Bank and 1st Source.
The Regulatory Relief Act, among other things, expands the definition of qualified mortgages a financial institution may hold and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “community bank leverage ratio” of between 8% and 10%. Any qualifying depository institution or its holding company that exceeds this community bank leverage ratio will be considered to have met generally applicable leverage and risk-based regulatory requirements. Further, any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” for purposes of the prompt corrective action rules. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the proprietary trading prohibitions in the Volcker Rule, mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Regulatory Relief Act will ultimately be applied to the Bank or 1st Source or what specific impact the Regulatory Relief Act and the yet-to-be-written implementation rules and regulations will have on the Bank or 1st Source.
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
Our aircraft portfolio has foreign exposure, particularly in Mexico and Brazil. We establish exposure limits for each country through a centralized oversight process, and in consideration of relevant economic, political, social and legal risks. We monitor exposures closely and adjust our country limits in response to changing conditions. Currency fluctuations could have a negative impact on our client’s cost of paying dollar denominated debts and, as a result, we could experience higher delinquency in this portfolio. Also, since some of the relationships in this portfolio are large, a slowdown in these markets could have a significant adverse impact on our performance.
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
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, which replaces the existing “incurred loss” model for recognizing credit losses with the Current Expected Credit Loss (CECL) model. The CECL model becomes effective for fiscal years beginning after December 15, 2019 and differs significantly from the “incurred loss” model under current GAAP. Upon adoption, CECL could have a material adverse effect on our financial condition and results of operations. A further discussion about CECL is disclosed in Part II, Item 8, Financial Statements and Supplementary Data - Note 2 of the Notes to Consolidated Financial Statements.
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

Market Risks
Fluctuations in interest rates could reduce our profitability and affect the value of our assets — Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. If market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, and overall profitability. Additionally, changes in levels of market interest rates could cause our debt securities available-for-sale to move into unrealized loss positions which is a negative component of total shareholders’ equity.
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

Operational Risks
Our risk management framework could be ineffective and could have a material adverse effect on our ability to mitigate risks and/or losses — We have established a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, credit, market, liquidity, operational, legal/compliance, and reputational risks. Our framework also includes financial, analytical and forecasting modeling methodologies which involve significant management assumptions and judgment that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Additionally, our Board of Directors has adopted a risk appetite statement in consultation with management which sets forth certain thresholds and limits to govern our overall risk profile. There can be no assurance that our risk management framework will be effective under all circumstances or that it will adequately identify, manage or limit any risk of loss to us. Any such failure in our risk management framework could have a material adverse effect on our business, financial condition, and results of operations.
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
The risk of business email compromises where perpetrators pose as company executives or vendors in order to dupe company personnel into sending large sums of money to accounts controlled by the perpetrators represents a continuing threat. Information security awareness training is completed annually by all employees to ensure continued employee engagement on mitigating risks. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and business.
We depend on the services of a variety of third-party vendors to meet data processing and communication needs and we have contracted with third parties to run their proprietary software on our behalf. While we perform reviews of security controls instituted by the vendor in accordance with industry standards and institute our own internal security controls, we rely on continued maintenance of the controls by the outside party to safeguard our customer data.
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

Our accounting estimates rely on analytical and forecasting models — The processes we use to estimate our probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
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
 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In December 2010, we entered into a new 10.5 year lease on our headquarters building which became effective January 1, 2011. As of December 31, 2018, 1st Source leases approximately 69% of the office space in this complex.
At December 31, 2018, we owned or leased property and/or buildings where 1st Source Bank’s 80 banking centers were located. Our facilities are located in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. Additionally, we utilize an operations center and our former headquarters building for business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
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
Item 4. Mine Safety Disclosures.
None
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 15, 2019, there were 1,567 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

200
175
150
125
100
75
2013
2014
2015
2016
2017
2018
1st Source Corporation
NASDAQ Index
SRCE Peer Group
100
100
100
115
110
107
123
113
111
165
152
134
185
173
166
168
154
138

* Assumes $100 invested on December 31, 2013, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 38 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin. The following companies included in this peer group in last year’s annual report have not been included this year, all due to being acquired during 2018: First Federal of Northern Bancorp, Inc., MainSource Financial Group, Inc., and Northern States Financial Corp.
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2018	57,612	$45.75	57,612	1,312,228
November 01 - 30, 2018	53,016	46.83	53,016	1,259,212
December 01 - 31, 2018	74,051	45.04	74,051	1,185,161

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 814,839 shares.

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

(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Interest income	$257,316	$212,385	$191,760	$184,684	$178,554
Interest expense	43,410	26,754	22,101	18,163	18,225
Net interest income	213,906	185,631	169,659	166,521	160,329
Provision for loan and lease losses	19,462	8,980	5,833	2,160	3,733
Net interest income after provision for loan and lease losses	194,444	176,651	163,826	164,361	156,596
Noninterest income	97,050	98,706	88,945	83,316	77,887
Noninterest expense	186,467	173,997	163,645	159,114	150,040
Income before income taxes	105,027	101,360	89,126	88,563	84,443
Income taxes	22,613	33,309	31,340	31,077	26,374
Net income	82,414	68,051	57,786	57,486	58,069
Net income available to common shareholders	$82,414	$68,051	$57,786	$57,486	$58,069

Assets at year-end	$6,293,745	$5,887,284	$5,486,268	$5,187,916	$4,829,958
Long-term debt and mandatorily redeemable securities at year-end	71,123	70,060	74,308	57,379	56,232
Shareholders’ equity at year-end	762,082	718,537	672,650	644,053	614,473
Basic net income per common share	3.16	2.60	2.22	2.17	2.17
Diluted net income per common share	3.16	2.60	2.22	2.17	2.17
Cash dividends per common share	0.960	0.760	0.720	0.671	0.645
Dividend payout ratio	30.48%	29.23%	32.45%	30.85%	29.71%
Return on average assets	1.34%	1.21%	1.08%	1.15%	1.21%
Return on average common shareholders’ equity	11.09%	9.69%	8.71%	9.05%	9.65%
Average common shareholders’ equity to average assets	12.08%	12.46%	12.38%	12.72%	12.52%
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
EARNINGS SUMMARY
Net income in 2018 was $82.41 million, up from $68.05 million in 2017 and up from $57.79 million in 2016. Diluted net income per common share was $3.16 in 2018, $2.60 in 2017, and $2.22 in 2016. Return on average total assets was 1.34% in 2018 compared to 1.21% in 2017, and 1.08% in 2016. Return on average common shareholders’ equity was 11.09% in 2018 versus 9.69% in 2017, and 8.71% in 2016.
Net income in 2018, as compared to 2017, was positively impacted by a $28.28 million or 15.23% increase in net interest income and a $10.70 million or 32.11% decrease in income tax expense, which was offset by a $10.48 million or 116.73% increase in provision for loan and lease losses and a $12.47 million or 7.17% increase in noninterest expense. Net income in 2017 was positively impacted by a $15.97 million or 9.41% increase in net interest income and a $9.76 million or 10.97% increase in noninterest income, which was offset by a $3.15 million or 53.95% increase in provision for loan and lease losses and a $10.35 million or 6.33% increase in noninterest expense over 2016.
Dividends paid on common stock in 2018 amounted to $0.96 per share, compared to $0.76 per share in 2017, and $0.72 per share in 2016. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.

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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.73% in 2018, compared to 3.57% in 2017 and 3.43% in 2016. Net interest income was $213.91 million for 2018, compared to $185.63 million for 2017 and $169.66 million for 2016. Tax-equivalent net interest income totaled $214.71 million for 2018, up $27.28 million from the $187.43 million reported in 2017. Tax-equivalent net interest income for 2017 was up $15.94 million from the $171.48 million reported for 2016.
During 2018, average earning assets increased $510.67 million or 9.72% while average interest-bearing liabilities increased $399.45 million or 10.27% over the comparable period in 2017. The yield on average earning assets increased 40 basis points to 4.48% for 2018 from 4.08% for 2017 primarily due to higher rates on loans and leases and investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 32 basis points to 1.01% during 2018 from 0.69% in 2017 as a result of the rising interest rate environment. The result to the net interest margin was an increase of 16 basis points.
The largest contributor to the increase in the yield on average earning assets in 2018 was the 43 basis point improvement in the loan and lease portfolio yield primarily due to market conditions as a result of Federal interest rate increases as well as the recognition of an unaccreted purchase loan discount and a prepayment penalty on two separate early loan payoffs of $1.03 million which had a positive 2 basis point effect. Average net loans and leases increased $421.88 million or 9.74% in 2018 from 2017 while the yield increased to 4.93%.
During 2018, the tax-equivalent yield on investment securities available-for-sale increased 23 basis points to 2.27% while the average balance grew $96.93 million. Average mortgages held for sale decreased $2.56 million during 2018 while the yield increased 55 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper decreased $5.58 million during 2018 while the yield increased 87 basis points. The increase in yield for mortgages held for sale and other investments was primarily a result of lower outstanding balances at higher rates.
Average interest-bearing deposits increased $383.80 million during 2018 while the effective rate paid on those deposits increased 34 basis points. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a slight shift in the deposit mix. Average noninterest-bearing demand deposits increased $86.61 million during 2018.
Average short-term borrowings increased $19.81 million during 2018 while the effective rate paid increased 62 basis points. The increase in short-term borrowings was primarily the result of increased borrowings with the Federal Home Loan Bank. Average long-term debt decreased $4.16 million during 2018 as the effective rate increased 2 basis points.

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

	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$861,733	$19,356	2.25%	$734,291	$13,853	1.89%	$689,255	$11,914	1.73%
Tax-exempt(1)	90,079	2,293	2.55%	120,588	3,587	2.97%	123,246	3,844	3.12%
Mortgages held for sale	8,190	372	4.54%	10,754	429	3.99%	12,396	467	3.77%
Loans and leases, net of unearned discount(1)	4,755,256	234,450	4.93%	4,333,375	194,918	4.50%	4,113,508	176,116	4.28%
Other investments	46,503	1,648	3.54%	52,086	1,393	2.67%	65,517	1,244	1.90%
Total earning assets(1)	5,761,761	258,119	4.48%	5,251,094	214,180	4.08%	5,003,922	193,585	3.87%
Cash and due from banks	64,853			62,137			60,753
Reserve for loan and lease losses	(99,258)			(92,187)			(90,206)
Other assets	424,083			417,278			386,216
Total assets	$6,151,439			$5,638,322			$5,360,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,893,999	$34,631	0.89%	$3,510,197	$19,202	0.55%	$3,358,827	$15,267	0.45%
Short-term borrowings	265,041	2,838	1.07%	245,235	1,115	0.45%	210,876	525	0.25%
Subordinated notes	58,764	3,625	6.17%	58,764	4,002	6.81%	58,764	4,220	7.18%
Long-term debt and mandatorily redeemable securities	70,813	2,316	3.27%	74,973	2,435	3.25%	66,842	2,089	3.13%
Total interest-bearing liabilities	4,288,617	43,410	1.01%	3,889,169	26,754	0.69%	3,695,309	22,101	0.60%
Noninterest-bearing deposits	1,069,664			983,050			943,874
Other liabilities	49,791			63,684			57,799
Shareholders’ equity	743,173			702,419			663,703
Noncontrolling interests	194			—			—
Total liabilities and equity	$6,151,439			$5,638,322			$5,360,685
Less: Fully tax-equivalent adjustments		(803)			(1,795)			(1,825)
Net interest income/margin (GAAP-derived)(1)		$213,906	3.71%		$185,631	3.54%		$169,659	3.39%
Fully tax-equivalent adjustments		803			1,795			1,825
Net interest income/margin - FTE(1)		$214,709	3.73%		$187,426	3.57%		$171,484	3.43%
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

(Dollars in thousands)		2018	2017	2016
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$257,316	$212,385	$191,760
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	367	621	584
(C)	- Tax-exempt investment securities	436	1,174	1,241
(D)	Interest income - FTE (A+B+C)	258,119	214,180	193,585
(E)	Interest expense (GAAP)	43,410	26,754	22,101
(F)	Net interest income (GAAP) (A-E)	213,906	185,631	169,659
(G)	Net interest income - FTE (D-E)	214,709	187,426	171,484
(H)	Total earning assets	$5,761,761	$5,251,094	$5,003,922
	Net interest margin (GAAP-derived) (F/H)	3.71%	3.54%	3.39%
	Net interest margin - FTE (G/H)	3.73%	3.57%	3.43%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2018 compared to 2017
Interest earned on:
Investment securities available-for-sale:
Taxable	$2,623	$2,880	$5,503
Tax-exempt	(824)	(470)	(1,294)
Mortgages held for sale	(111)	54	(57)
Loans and leases, net of unearned discount	19,894	19,638	39,532
Other investments	(161)	416	255
Total earning assets	$21,421	$22,518	$43,939
Interest paid on:
Interest-bearing deposits	$2,295	$13,134	$15,429
Short-term borrowings	97	1,626	1,723
Subordinated notes	—	(377)	(377)
Long-term debt and mandatorily redeemable securities	(136)	17	(119)
Total interest-bearing liabilities	$2,256	$14,400	$16,656
Net interest income - FTE	$19,165	$8,118	$27,283

2017 compared to 2016
Interest earned on:
Investment securities available-for-sale:
Taxable	$808	$1,131	$1,939
Tax-exempt	(82)	(175)	(257)
Mortgages held for sale	(64)	26	(38)
Loans and leases, net of unearned discount	9,658	9,144	18,802
Other investments	(290)	439	149
Total earning assets	$10,030	$10,565	$20,595
Interest paid on:
Interest-bearing deposits	$713	$3,222	$3,935
Short-term borrowings	97	493	590
Subordinated notes	—	(218)	(218)
Long-term debt and mandatorily redeemable securities	262	84	346
Total interest-bearing liabilities	$1,072	$3,581	$4,653
Net interest income - FTE	$8,958	$6,984	$15,942

Noninterest Income — Noninterest income decreased $1.66 million or 1.68% in 2018 from 2017 following a $9.76 million or 10.97% increase in 2017 over 2016. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2018	2017	2016
Noninterest income:
Trust and wealth advisory	$21,071	$20,980	$19,256
Service charges on deposit accounts	10,454	10,589	10,012
Debit card	13,369	11,809	10,887
Mortgage banking	3,844	4,796	4,496
Insurance commissions	6,502	5,889	5,513
Equipment rental	31,793	30,381	25,863
(Losses) gains on investment securities available-for-sale	(345)	4,340	1,796
Other	10,362	9,922	11,122
Total noninterest income	$97,050	$98,706	$88,945
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased slightly in 2018 from 2017 compared to an increase of $1.72 million or 8.95% in 2017 over 2016. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2018 and 2017 was $3.94 billion and $4.63 billion, respectively. The decline in trust assets under management of 14.90% during 2018 was due to stock market corrections during the fourth quarter and the loss of a large employee benefit plan account. At December 31, 2018, these trust assets were comprised of $2.63 billion of personal and agency trusts and estate administration assets, $852.10 million of employee benefit plan assets, $364.09 million of individual retirement accounts, and $98.43 million of custody assets.
Service charges on deposit accounts declined by $0.14 million or 1.27% in 2018 from 2017 compared to an increase of $0.51 million or 5.64% in 2017 from 2016. The decrease in service charges on deposit accounts in 2018 primarily reflects a one-time adjustment to business account fees. The growth in service charges on deposit accounts in 2017 was primarily due to a higher volume of nonsufficient fund transactions and an increase in fees for deposit accounts that went into effect during the first quarter of 2017.
Debit card income improved $1.56 million or 13.21% in 2018 from 2017 compared to an increase of $0.92 million or 8.47% in 2017 from 2016. The increase in 2018 and 2017 was the result of an increased volume of debit card transactions.
Mortgage banking income decreased $0.95 million or 19.85% in 2018 over 2017, compared to a $0.30 million or 6.67% increase in 2017 over 2016. We had no MSR impairment in 2018, 2017 or 2016. During 2018, 2017 and 2016, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2018, mortgage banking income decreased due to reduced gains on loan sales and a lower volume of loans originated for the secondary market. During 2017, mortgage banking income was positively impacted by higher loan servicing fees, offset by lower gains on loan sales due to reduced profit margins and lower secondary market production.
Insurance commissions grew $0.61 million or 10.41% in 2018 compared to 2017 and improved $0.38 million or 6.82% in 2017 compared to 2016. The increase in insurance commissions during 2018 and 2017 was mainly due to an increase in the book of business and higher contingent commissions received resulting from increased sales and lower client claims.
Equipment rental income generated from operating leases increased by $1.41 million or 4.65% during 2018 from 2017 compared to an increase of $4.52 million or 17.47% during 2017 from 2016. The average equipment rental portfolio increased 1.41% in 2018 over 2017 and 20.01% in 2017 over 2016 as the result of growth in specialty vehicles and solar financing during 2018 and growth in construction equipment and auto and light trucks during 2017. In 2018 and 2017, the increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Sales of investment securities available-for-sale resulted in losses of $0.35 million for the year ended 2018 compared to net gains of $4.34 million for the year ended 2017 and gains of $1.80 million for the year ended 2016. During 2018, losses on the sale of investment securities available-for-sale were primarily the result of repositioning the investment portfolio during the first quarter in response to tax reform. During 2017, gains of $7.43 million were the result of sales of marketable equity securities. These gains were offset by losses of $2.90 million on sales of federal agencies and mortgage-backed securities from repositioning the investment portfolio and an other than temporary impairment charge of $0.19 million on a marketable equity security.

Other income increased $0.44 million or 4.43% in 2018 from 2017 compared to a decline of $1.13 million or 9.39% in 2017 from 2016. The improvement in 2018 was mainly a result of increased net partnership investment gains, higher loan servicing fees, a rise in brokerage fees and commissions, and higher claim proceeds from bank owned life insurance offset by lower customer swap fees and reduced fees on standby letters of credit. The reduction in 2017 was mainly a result of gains on the liquidation of a partnership investment that occurred during 2016. Other items contributing to the decrease included lower monogram fund income and reduced brokerage fees and commissions. These decreases were offset by higher customer swap fees.
Noninterest Expense — Noninterest expense increased $12.47 million or 7.17% in 2018 over 2017 following a $10.35 million or 6.33% increase in 2017 from 2016. The following table shows noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2018	2017	2016
Noninterest expense:
Salaries and employee benefits	$93,857	$86,912	$86,837
Net occupancy	10,041	10,624	9,686
Furniture and equipment	23,433	20,769	19,500
Depreciation — leased equipment	26,248	25,215	21,678
Professional fees	7,680	6,810	5,161
Supplies and communications	6,320	5,355	5,244
FDIC and other insurance	2,923	2,537	3,147
Business development and marketing	6,112	7,477	4,936
Loan and lease collection and repossession	3,375	2,724	1,600
Other	6,478	5,574	5,856
Total noninterest expense	$186,467	$173,997	$163,645
Total salaries and employee benefits increased $6.95 million or 7.99% in 2018 from 2017, following a slight increase in 2017 from 2016.
Employee salaries increased $6.30 million or 8.91% in 2018 from 2017 compared to an increase of $0.87 million of 1.25% in 2017 from 2016. The increase in 2018 was mainly a result of higher base salaries and executive incentives. Higher base salary expense was primarily due to normal performance raises and a slight increase in full-time equivalent employees. The increase in 2017 was mainly a result of higher base salaries and executive incentives. Higher base salary expense was primarily due to normal performance raises.
Employee benefits increased $0.65 million or 3.98% in 2018 from 2017, compared to a $0.80 million or 4.70% decrease in 2017 from 2016. During 2018, group insurance costs increased as a result of overall higher health insurance claims experience. In 2017, group insurance costs declined as a result of overall lower health insurance claims experience.
Occupancy expense decreased $0.58 million or 5.49% in 2018 from 2017, compared to an increase of $0.94 million or 9.68% in 2017 from 2016. The lower expense in 2018 was primarily attributed to a true-up of operating rent expense on a lease. The higher expense in 2017 was mainly attributed to higher depreciation resulting from the demolition and rebuild of a banking center, increased repair and maintenance costs, and increased rent expense.
Furniture and equipment expense, including depreciation, grew by $2.66 million or 12.83% in 2018 from 2017 compared to an increase of $1.27 million or 6.51% in 2017 from 2016. The higher expense in 2018 was primarily due to increased software maintenance costs and higher computer processing charges. The higher expense in 2017 was primarily due to increased software maintenance costs and software costs related to a customer relationship management project.
Depreciation on equipment owned under operating leases increased $1.03 million or 4.10% in 2018 from 2017, following a $3.54 million or 16.32% increase in 2017 from 2016. In 2018 and 2017, depreciation on equipment owned under operating leases correlates with the growth in equipment rental income.
Professional fees grew $0.87 million or 12.78% in 2018 from 2017, compared to a $1.65 million or 31.95% increase in 2017 from 2016. The higher expense in 2018 was primarily due to increased utilization of consulting services related to a customer relationship management project, information technology projects as well as a regulatory compliance project. The higher expense in 2017 was primarily due to increased utilization of consulting services related to a customer relationship management project and information technology projects offset by lower legal fees.
Supplies and communications expense increased $0.97 million or 18.02% in 2018 from 2017, and increased slightly in 2017 from 2016. The increase in 2018 resulted primarily from higher data communication line charges as bandwidth is improved and a one-time reduction in postage costs in 2017.

FDIC and other insurance expense increased $0.39 million or 15.21% in 2018 from 2017 and decreased $0.61 million or 19.38% in 2017 from 2016. The increase in 2018 was mainly due to higher assessments for FDIC premiums in conjunction with overall asset growth and a rise in other insurance costs. The decline in 2017 was mainly due to lower assessments as a result of the Deposit Insurance Fund’s reserve ratio exceeding the FDIC’s established benchmark.
Business development and marketing expenses decreased $1.37 million or 18.26% in 2018 from 2017 and increased $2.54 million or 51.48% in 2017 from 2016. The lower expense in 2018 was mainly the result of reduced charitable contributions offset by additional business development efforts. The higher expense in 2017 was mainly the result of higher charitable contributions of $2.01 million and additional marketing promotions.
Loan and lease collection and repossession expenses increased $0.65 million or 23.90% in 2018 from 2017 compared to an increase of $1.12 million or 70.25% in 2017 from 2016. Loan and lease collection and repossession expense was higher in 2018 primarily due to increased valuation adjustments on repossessed assets offset by higher gains on the sale of repossessed assets. The increase in 2017 was mainly due to higher general collection and repossession expenses and increased valuation adjustments.
Other expenses were higher by $0.90 million or 16.22% in 2018 as compared to 2017 and decreased $0.28 million or 4.82% in 2017 as compared to 2016. The increase in 2018 was primarily the result of one-time trust losses and reduced gains on the sale of leased equipment offset by a decrease in the provision for unfunded loan commitments and lower intangible asset amortization as items fully amortize and impairment writedowns on branches in 2017 not present in 2018. The decrease in 2017 was mainly the result of higher gains on sale of operating leased equipment and fixed assets and reduced intangible asset amortization as items fully amortize offset by higher provision on unfunded loan commitments and increased training expenses.
Income Taxes — 1st Source recognized income tax expense in 2018 of $22.61 million, compared to $33.31 million in 2017, and $31.34 million in 2016. The effective tax rate in 2018 was 21.53% compared to 32.86% in 2017, and 35.16% in 2016. The change in effective tax rate was due primarily to the decrease in the federal tax rate from 35% in 2017 to 21% in 2018. The 2018 provision for income taxes included a $0.80 million benefit from a state tax settlement and a $0.88 million benefit from finalization of the provisional amounts recorded at December 31, 2017 related to the impact of the federal tax rate change. The impact of those items resulted in an effective rate decrease from 23.13% to 21.53% during 2018.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31.

(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial and agricultural	$1,073,205	$929,997	$812,264	$744,749	$710,758
Auto and light truck	559,987	496,816	411,764	425,236	397,902
Medium and heavy duty truck	283,544	296,935	294,790	278,254	247,153
Aircraft	803,111	844,657	802,414	778,012	727,665
Construction equipment	645,239	563,437	495,925	455,565	399,940
Commercial real estate	809,886	741,568	719,170	700,268	616,587
Residential real estate and home equity	523,855	526,122	521,931	490,468	476,504
Consumer	136,637	128,146	129,813	122,140	112,065
Total loans and leases	$4,835,464	$4,527,678	$4,188,071	$3,994,692	$3,688,574
At December 31, 2018, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2018, were $4.84 billion and were 76.83% of total assets, compared to $4.53 billion and 76.91% of total assets at December 31, 2017. Average loans and leases, net of unearned discount, increased $421.88 million or 9.74% and increased $219.87 million or 5.34% in 2018 and 2017, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, increased $143.21 million or 15.40% in 2018 over 2017. Commercial and agricultural lending outstandings were $1.07 billion and $930.00 million at December 31, 2018 and December 31, 2017, respectively. This increase was mainly attributed to market share gains as well as continued positive momentum in our markets and local economies, resulting in greater line of credit usage and financing opportunities for increased capital expenditures by our clients. During 2018, we also grew outstandings in our relatively new solar loan and lease portfolio by $19.52 million or 25.52% to $96.00 million as that business line also had positive momentum heading into 2019.

Auto and light truck loans increased $63.17 million or 12.72% in 2018 over 2017. At December 31, 2018, auto and light truck loans had outstandings of $559.99 million and $496.82 million at December 31, 2017. This increase was primarily attributable to growth in the commercial lessor, auto rental and bus segments.
Medium and heavy duty truck loans and leases decreased $13.39 million or 4.51% in 2018. Medium and heavy duty truck financing at December 31, 2018 and 2017 had outstandings of $283.54 million and $296.94 million, respectively. Most of the decrease at December 31, 2018 from December 31, 2017 can be attributed to our pricing posture which slowed the pace of growth relative to payoffs.
Aircraft financing at year-end 2018 decreased $41.55 million or 4.92% from year-end 2017. Aircraft financing at December 31, 2018 and 2017 had outstandings of $803.11 million and $844.66 million, respectively. The reduction during 2018 was due to lower foreign outstandings of $25.05 million and reduced domestic outstandings of $16.50 million. The decrease in foreign outstandings was partially due to a large syndicated aircraft account (outside Latin America) which after being placed in nonaccrual during the second quarter had significant charge-offs recognized during the second half of 2018. We were a small participant in this syndicated account which was unique in both size and complexity within our portfolio. Foreign outstandings were also affected by our tightened credit posture. The domestic outstanding reduction was primarily due to a decrease in our dealer floor plan segment of the portfolio. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $224.44 million and $233.37 million as of December 31, 2018 and 2017, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $83.90 million and $127.16 million as of December 31, 2018, respectively, compared to $101.35 million and $121.02 million as of December 31, 2017, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $81.80 million or 14.52% in 2018 compared to 2017. Construction equipment financing at December 31, 2018 had outstandings of $645.24 million, compared to outstandings of $563.44 million at December 31, 2017. The growth in this category was primarily due to new client relationships and continued replacement of aged equipment.
Commercial loans secured by real estate, of which approximately 60% is owner occupied, increased $68.32 million or 9.21% in 2018 over 2017. Commercial loans secured by real estate outstanding at December 31, 2018 were $809.89 million and $741.57 million at December 31, 2017. The increase in 2018 was driven by general improvements in the business economy within our markets related to our owner occupied financing. Our non-owner occupied real estate portfolio also experienced higher growth than in the prior year due to funding of several projects to existing clients that had been in our pipeline. We also experienced fewer payoffs on existing projects in the rising interest rate environment.
Residential real estate and home equity loans were $523.86 million at December 31, 2018 and $526.12 million at December 31, 2017. Residential real estate and home equity loans decreased $2.27 million in 2018 from 2017. Residential mortgage outstandings were lower in 2018 due to continued reductions in refinancings combined with purchase mortgage activity being hampered by limited existing housing inventory in our markets. New construction was affected by reduced labor in the trade groups as well as increased compliance and labor costs. Additionally, due to rising interest rates, we experienced fewer home equity lines of credit requests.
Consumer loans increased $8.49 million or 6.63% in 2018 over 2017. Consumer loans outstanding at December 31, 2018, were $136.64 million and $128.15 million at December 31, 2017. The increase during 2018 was primarily due to higher demand for auto loans.
The following table shows the maturities of loans and leases in the categories of commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2018.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural	$445,215	$512,732	$115,258	$1,073,205
Auto and light truck	205,682	332,361	21,944	559,987
Medium and heavy duty truck	97,854	180,346	5,344	283,544
Aircraft	190,649	516,344	96,118	803,111
Construction equipment	187,196	434,229	23,814	645,239
Total	$1,126,596	$1,976,012	$262,478	$3,365,086
The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$1,306,037	$669,975	$1,976,012
Over 5 Years	78,095	184,383	262,478
Total	$1,384,132	$854,358	$2,238,490

During 2018, approximately 50% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $11.29 million at December 31, 2018 and were $13.12 million at December 31, 2017. Although 1st Source Bank participated in the U.S. Treasury Making Home Affordable programs which expired December 30, 2016, we do not feel it had a material effect on our financial condition or results of operations.
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
Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.29 million and $0.39 million as of December 31, 2018 and 2017, respectively. Our (recovery) expense for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $(0.10) million in 2018 compared to $(0.03) million in 2017 and $(0.16) million in 2016. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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
During 2018, the medium-term portion of the look-back period was ten years given that 2009 through 2018 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent ten year period in our calculation. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk, collateral risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. The economy has been strong and is forecast to remain robust through at least the first half of 2019, but there is considerable downside risk. The government shutdown, which began on December 22, 2018, causes increased uncertainty. Collateral values are significant to our underwriting in our specialty finance portfolios and volatility or declining values pose a threat. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.

The world economy has strengthened but challenges persist. Current concerns include ongoing corruption scandals and political uncertainty in Latin American countries, the weak economic conditions in Brazil as the country emerges from a deep and prolonged recession, projected moderate growth in Mexico accompanied by somewhat strained U.S. trade relationships, the continued slowdown in China, the unrelenting geopolitical tensions with Russia, the unknown risk of various U.S. troop withdrawals, and the persistent threats of terrorist attacks. We include a factor in our loss ratios for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for 2018.
Another area of concern continues to be our aircraft portfolio, which was among the sectors affected most by the sluggish economy. In this portfolio we have collateral concentration and $224 million of foreign exposure, primarily in Mexico and Brazil. Mexico’s economic growth is expected to increase moderately but continues to be threatened by drug trafficking and related violence, the solution to which may entail additional public expenditures, further increasing already high and growing government debt. Brazil’s economic recovery has been slow and fiscal worries abound with pension reform presenting a significant challenge; however, positives include falling unemployment, positive wage growth, reduced interest rates and low inflation. We experienced our first charge-offs of foreign aircraft accounts in 2016. We have seen some evidence that depressed private jet markets have stabilized. The U.S. economic growth and a return to growth in emerging regions is expected to benefit the industry. New business jet markets have been relatively flat the last couple of years, but the industry is expected to experience growth in the short to medium term. We reassessed our ratios, which were established based on the high and volatile loss histories, and believe they remain appropriate particularly given our large aircraft loss in 2018, although this loss had unique characteristics as to size, complexity, collateral, and our ability to collect.
We experienced ongoing stability in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had no charge-offs until this year when we had a small charge-off. Our credit quality is strongest when industry conditions are favorable. Reasonably stable gas prices, low unemployment, and growth in GDP and the construction sector, which leads to higher demand for trucking bode well for the industry as does the strong growth in online sales which drive freight volumes. Industry concerns include a persistent driver shortage and achieving regulatory compliance. Nevertheless, the underlying industry fundamentals are expected to remain relatively stable and the industry is poised to have a good year again in 2019. We believe our reserve ratio for this portfolio remains appropriate without adjustment.
Our construction equipment portfolio is characterized by increasing outstanding loan balances and continued strong credit quality in 2018. The construction industry, which was hard hit during the recession, is benefiting from an improving economy, buoyed by growth in private residential and non-residential construction. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. A solid U.S. market and potential infrastructure spending could have a positive impact for the used equipment markets. The industry’s greatest challenge is hiring and retaining qualified workers. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.
The core businesses in our auto and light truck portfolio performed well in 2018. The losses in the portfolio were principally attributable to specialty vehicles which is a relatively new venture and where we had aggressive growth. We sustained a relatively large loss on one account principally due to the specialized nature and condition of certain collateral. We reviewed our processes, assessed our underwriting and have identified areas for improvement. We also reviewed the reserve ratio for this segment of the portfolio, increasing it by several basis points. The auto rental portion of the portfolio continues to be threatened by ongoing consolidation in the rental car industry which remains a threat to portfolio growth. Further negatively impacting the portfolio is a projected decline in used car values as a result of an abundance of available vehicles following several years of strong production by the manufacturers. Last year, we considered these factors when establishing the reserve ratio and we believe the ratio remains appropriate.
There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is guardedly optimistic, generally a continuation of 2018 trends. Consumer and small business confidence remains strong and unemployment is slightly lower than the national average in many of the markets we serve. Our recent foray into solar financing looks promising in terms of both loan growth opportunities and credit quality. An area of concern remains with our agricultural portfolio, which has exposure of approximately $155 million. Farm incomes declined sharply from 2015 through 2018 and no improvement is anticipated in 2019, as commodity prices, particularly corn and soybeans, remain low. Our customers have had favorable growing conditions which have resulted in strong crop yields. We will continue to have a few borrowers who will be unable to repay their lines of credit in full, resulting in carry-over debt. For the commercial and agricultural portfolio as a whole, we have experienced strong credit quality trends with low delinquencies and minimal charge-offs. We have reviewed the calculated loss ratios and assessed the environmental factors and concentration issues affecting these portfolios and we made a slight downward adjustment to the ratio primarily due to the strong economy and to a lessor extent, the performance metrics for our solar projects. We believe the adjustments to our reserve ratio are appropriate and the ratio is adequate.

Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with approximately sixty percent of the Bank’s exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the great recession, similar to other U.S. markets and we experienced losses in these categories from 2009 through 2011. From 2012 through 2017, we have experienced small recoveries in the portfolio and this year we had a small loss. We reviewed our reserve factors and believe the ratio remains appropriate and adequate this year-end.
The reserve for loan and lease losses at December 31, 2018, totaled $100.47 million and was 2.08% of loans and leases, compared to $94.88 million or 2.10% of loans and leases at December 31, 2017 and $88.54 million or 2.11% of loans and leases at December 31, 2016. It is our opinion that the reserve for loan and lease losses was appropriate to absorb probable losses inherent in the loan and lease portfolio as of December 31, 2018.
Charge-offs for loan and lease losses were $17.11 million for 2018, compared to $6.53 million for 2017 and $7.94 million for 2016. We had two large losses in 2018, one in the aircraft portfolio and one in the auto and light truck portfolio. The provision for loan and lease losses was $19.46 million for 2018, compared to $8.98 million for 2017 and $5.83 million for 2016 to accommodate net charge-offs and loan and lease growth.
The following table summarizes our loan and lease loss experience for each of the last five years ended December 31.

(Dollars in thousands)	2018	2017	2016	2015	2014
Amounts of loans and leases outstanding at end of period	$4,835,464	$4,527,678	$4,188,071	$3,994,692	$3,688,574
Average amount of net loans and leases outstanding during period	$4,755,256	$4,333,375	$4,113,508	$3,837,149	$3,639,985
Balance of reserve for loan and lease losses at beginning of period	$94,883	$88,543	$88,112	$85,068	$83,505
Charge-offs:
Commercial and agricultural	229	2,415	547	3,489	5,007
Auto and light truck	3,308	774	4	24	42
Medium and heavy duty truck	23	—	—	—	—
Aircraft	12,222	1,872	6,123	244	—
Construction equipment	288	164	128	—	4
Commercial real estate	70	344	32	—	99
Residential real estate and home equity	63	124	219	295	46
Consumer	909	836	888	658	833
Total charge-offs	17,112	6,529	7,941	4,710	6,031
Recoveries:
Commercial and agricultural	222	984	509	851	929
Auto and light truck	68	1,153	253	380	1,283
Medium and heavy duty truck	—	—	10	28	142
Aircraft	2,499	227	528	802	240
Construction equipment	100	298	461	434	525
Commercial real estate	53	851	469	2,807	347
Residential real estate and home equity	23	109	31	34	111
Consumer	271	267	278	258	284
Total recoveries	3,236	3,889	2,539	5,594	3,861
Net charge-offs (recoveries)	13,876	2,640	5,402	(884)	2,170
Provision for loan and lease losses	19,462	8,980	5,833	2,160	3,733
Balance at end of period	$100,469	$94,883	$88,543	$88,112	$85,068
Ratio of net charge-offs (recoveries) to average net loans and leases outstanding	0.29%	0.06%	0.13%	(0.02)%	0.06%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.08%	2.10%	2.11%	2.21%	2.31%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	355.96%	477.66%	435.68%	686.23%	239.07%

The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2018	2017	2016	2015	2014
Commercial and agricultural	—%	0.16%	—%	0.36%	0.58%
Auto and light truck	0.60	(0.08)	(0.06)	(0.08)	(0.30)
Medium and heavy duty truck	0.01	—	—	(0.01)	(0.06)
Aircraft	1.15	0.21	0.69	(0.07)	(0.03)
Construction equipment	0.03	(0.03)	(0.07)	(0.10)	(0.14)
Commercial real estate	—	(0.07)	(0.06)	(0.44)	(0.04)
Residential real estate and home equity	0.01	—	0.04	0.05	(0.01)
Consumer	0.48	0.44	0.49	0.33	0.56
Total net charge-offs (recoveries) to average portfolio loans and leases	0.29%	0.06%	0.13%	(0.02)%	0.06%
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

	2018		2017		2016		2015		2014
(Dollars in thousands)	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$17,063	22.20%	$16,228	20.54%	$14,668	19.40%	$15,456	18.64%	$11,760	19.27%
Auto and light truck	14,689	11.58	10,103	10.97	8,064	9.83	9,269	10.64	10,326	10.79
Medium and heavy duty truck	4,303	5.86	4,844	6.56	4,740	7.04	4,699	6.97	4,500	6.70
Aircraft	33,047	16.61	34,619	18.66	34,352	19.16	32,373	19.48	32,234	19.73
Construction equipment	10,922	13.34	9,343	12.44	8,207	11.84	7,592	11.40	7,008	10.84
Commercial real estate	15,705	16.75	14,792	16.38	13,677	17.17	13,762	17.53	13,270	16.72
Residential real estate and home equity	3,425	10.83	3,666	11.62	3,550	12.46	3,662	12.28	4,504	12.91
Consumer	1,315	2.83	1,288	2.83	1,285	3.10	1,299	3.06	1,466	3.04
Total	$100,469	100.00%	$94,883	100.00%	$88,543	100.00%	$88,112	100.00%	$85,068	100.00%
Nonperforming Assets — Nonperforming assets include loans past due over 90 days, nonaccrual loans and leases, other real estate, repossessions and other nonperforming assets we own. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential real estate and home equity loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection.
Nonperforming assets amounted to $35.32 million at December 31, 2018, compared to $31.30 million at December 31, 2017, and $30.43 million at December 31, 2016. During 2018, interest income on nonaccrual loans and leases would have increased by approximately $2.18 million compared to $1.14 million in 2017 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2018 increased from December 31, 2017, mainly due to increases in nonaccrual loans and leases. Repossessions consisted mainly of aircraft largely represented by one helicopter with a carrying value of $5.50 million at December 31, 2018. Other real estate decreased due to sales of existing properties outpacing current foreclosures.

Nonperforming assets at December 31 (Dollars in thousands)	2018	2017	2016	2015	2014
Loans past due over 90 days	$366	$459	$416	$122	$981
Nonaccrual loans and leases:
Commercial and agricultural	2,653	2,603	3,981	4,283	14,284
Auto and light truck	11,374	8,041	166	46	38
Medium and heavy duty truck	106	371	—	—	56
Aircraft	7,561	1,957	6,110	4,388	12,473
Construction equipment	2,326	991	1,248	539	751
Commercial real estate	1,984	3,418	5,555	1,392	4,807
Residential real estate and home equity	1,714	1,890	2,641	1,961	2,094
Consumer	141	134	206	109	99
Total nonaccrual loans and leases	27,859	19,405	19,907	12,718	34,602
Total nonperforming loans and leases	28,225	19,864	20,323	12,840	35,583
Other real estate	299	1,312	704	736	1,109
Former bank premises held for sale	—	—	—	—	626
Repossessions:
Commercial and agricultural	—	—	—	—	—
Auto and light truck	440	165	32	10	25
Medium and heavy duty truck	15	—	—	—	—
Aircraft	6,209	9,335	9,335	6,916	5,123
Construction equipment	—	582	—	—	—
Consumer	2	32	6	1	8
Total repossessions	6,666	10,114	9,373	6,927	5,156
Operating leases	126	9	34	121	6
Total nonperforming assets	$35,316	$31,299	$30,434	$20,624	$42,480
Nonperforming loans and leases to loans and leases, net of unearned discount	0.58%	0.44%	0.49%	0.32%	0.96%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.71%	0.67%	0.70%	0.50%	1.13%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2018 and 2017, we had $4.24 million and $5.45 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2018, potential problem loans consisted of three credit relationships, all of which in the auto and light truck portfolio. Weakness in these companies’ operating performance and payment patterns have caused us to heighten attention given to these credits.
INVESTMENT PORTFOLIO
The amortized cost of securities at year-end 2018 increased 10.43% from 2017, following a 7.20% increase from year-end 2016 to year-end 2017. The amortized cost of securities at December 31, 2018 was $1.00 billion or 15.96% of total assets, compared to $909.37 million or 15.45% of total assets at December 31, 2017.
The following table shows the amortized cost of securities available-for-sale as of December 31.

(Dollars in thousands)	2018	2017	2016
U.S. Treasury and Federal agencies securities	$537,913	$471,508	$424,495
U.S. States and political subdivisions securities	95,346	116,260	133,509
Mortgage-backed securities — Federal agencies	324,390	289,327	252,981
Corporate debt securities	45,843	31,573	35,266
Foreign government and other securities	700	700	800
Marketable equity securities	—	—	1,265
Total investment securities available-for-sale	$1,004,192	$909,368	$848,316

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2018, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$87,468	1.84%
1 – 5 years	450,445	2.10
5 – 10 years	—	—
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	537,913	2.06
U.S. States and political subdivisions securities
Under 1 year	26,498	2.89
1 – 5 years	60,546	2.36
5 – 10 years	8,302	2.77
Over 10 years	—	—
Total U.S. States and political subdivisions securities	95,346	2.54
Corporate debt securities
Under 1 year	13,011	1.75
1 – 5 years	30,198	2.55
5 – 10 years	2,634	3.16
Over 10 years	—	—
Total Corporate debt securities	45,843	2.36
Foreign government and other securities
Under 1 year	500	2.22
1 – 5 years	200	3.47
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	700	2.58
Mortgage-backed securities — Federal agencies	324,390	2.59
Total investment securities available-for-sale	$1,004,192	2.29%
At December 31, 2018, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2018, the vintage (years originated) of the underlying loans comprising our securities are: 53% in the years 2017 and 2018; 17% in the years 2015 and 2016; 9% in the years 2013 and 2014; and 21% in years 2012 and prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$1,069,664	—%	$983,050	—%	$943,874	—%
Interest bearing demand	1,610,022	0.62	1,517,859	0.31	1,395,195	0.17
Savings	839,652	0.14	828,993	0.09	786,983	0.08
Time	1,444,325	1.63	1,163,345	1.18	1,176,649	1.04
Total deposits	$4,963,663		$4,493,247		$4,302,701
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Federal Home Loan Bank Advances	Other Short-Term Borrowings	Total Borrowings
2018
Balance at December 31, 2018	$113,627	$4,325	$80,000	$1,392	$199,344
Maximum amount outstanding at any month-end	148,002	5,590	225,000	2,740	381,332
Average amount outstanding	135,670	4,805	122,592	1,974	265,041
Weighted average interest rate during the year	0.30%	0.29%	1.97%	—%	1.07%
Weighted average interest rate for outstanding amounts at December 31, 2018	0.47%	0.29%	2.57%	—%	1.30%
2017
Balance at December 31, 2017	$205,834	$6,115	$—	$2,646	$214,595
Maximum amount outstanding at any month-end	205,834	6,542	160,000	2,402	374,778
Average amount outstanding	166,114	6,327	70,293	2,501	245,235
Weighted average interest rate during the year	0.21%	0.27%	1.06%	—%	0.45%
Weighted average interest rate for outstanding amounts at December 31, 2017	0.59%	0.27%	—%	—%	0.57%
2016
Balance at December 31, 2016	$162,913	$5,761	$120,000	$3,269	$291,943
Maximum amount outstanding at any month-end	187,239	8,640	125,000	5,822	326,701
Average amount outstanding	171,316	6,929	28,989	3,642	210,876
Weighted average interest rate during the year	0.21%	0.27%	0.50%	—%	0.25%
Weighted average interest rate for outstanding amounts at December 31, 2016	0.17%	0.27%	0.59%	—%	0.34%
LIQUIDITY
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2018, average core deposits equaled 72.53% of average total assets, compared to 73.71% in 2017 and 74.12% in 2016. The effective rate of core deposits in 2018 was 0.56%, compared to 0.35% in 2017 and 0.28% in 2016.
Average noninterest bearing core deposits increased 8.81% in 2018 compared to an increase of 4.15% in 2017. These represented 23.97% of total core deposits in 2018, compared to 23.65% in 2017, and 23.76% in 2016.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2018, our reliance on purchased funds increased to 12.47% of average total assets from 10.33% in 2017.
Shareholders’ Equity — Average shareholders’ equity equated to 12.08% of average total assets in 2018, compared to 12.46% in 2017. Shareholders’ equity was 12.11% of total assets at year-end 2018, compared to 12.20% at year-end 2017. We include unrealized (losses) gains on available-for-sale securities, net of income taxes, in accumulated other comprehensive (loss) income which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized losses, it does impact our equity as reported in the audited financial statements. The unrealized losses on available-for-sale securities, net of income taxes, were $10.68 million and $3.33 million at December 31, 2018 and 2017, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $734 million.

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
At December 31, 2018, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At December 31, 2018, we borrowed $10.00 million in the federal funds market. We could borrow $255.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2018, we had $126.44 million outstanding in FHLB advances and could borrow an additional $414.96 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $590.38 million as of December 31, 2018.
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

	Percentage Change in Net Interest Income
	December 31, 2018		December 31, 2017
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	3.12%	6.92%	3.90%	7.83%
Up 100	1.58%	3.49%	1.93%	3.82%
Down 100	(4.33)%	(6.78)%	(6.45)%	(9.87)%

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2018 and 2017, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2018, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The following table shows contractual obligation payments by period.

(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Indeterminate maturity	Total
Deposits without stated maturity	—	$3,654,556	$—	$—	$—	$—	$3,654,556
Certificates of deposit	10	755,605	614,849	89,657	7,655	—	1,467,766
Long-term debt	11	2,565	5,208	6,040	40,768	16,542	71,123
Subordinated notes	12	—	—	—	58,764	—	58,764
Operating leases	18	3,454	5,323	1,238	1,706	—	11,721
Purchase obligations	—	31,353	11,596	1,382	—	—	44,331
Total contractual obligations		$4,447,533	$636,976	$98,317	$108,893	$16,542	$5,308,261
We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2018. Our management has used the best information available to make the estimates necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2018.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2018 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
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

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2018 and 2017.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2018
Interest income	$59,238	$63,865	$65,696	$68,517
Interest expense	8,706	10,696	11,334	12,674
Net interest income	50,532	53,169	54,362	55,843
Provision for loan and lease losses	3,786	4,817	6,157	4,702
(Losses) gains on investment securities available-for-sale	(345)	—	—	—
Income before income taxes	24,996	27,498	24,923	27,610
Net income	19,116	21,964	19,888	21,446
Net income available to common shareholders	19,116	21,964	19,888	21,446
Diluted net income per common share	0.73	0.84	0.76	0.82
2017
Interest income	$49,372	$52,398	$54,430	$56,185
Interest expense	5,645	6,537	7,201	7,371
Net interest income	43,727	45,861	47,229	48,814
Provision for loan and lease losses	1,000	2,738	1,620	3,622
Gains (losses) on investment securities available-for-sale	1,285	465	1,007	1,583
Income before income taxes	24,915	26,154	26,741	23,550
Net income	16,206	16,669	17,182	17,994
Net income available to common shareholders	16,206	16,669	17,182	17,994
Diluted net income per common share	0.62	0.64	0.66	0.69
Net income available to common shareholders was $21.45 million for the fourth quarter of 2018, compared to the $17.99 million of net income available to common shareholders reported for the fourth quarter of 2017. Diluted net income per common share for the fourth quarter of 2018 amounted to $0.82, compared to $0.69 per common share reported in the fourth quarter of 2017.
Net interest margin was 3.77% for the fourth quarter of 2018 and 3.57% for the fourth quarter of 2017. Net interest income was $55.84 million for the fourth quarter of 2018 up 14.40% from 2017’s fourth quarter. Net interest margin on a fully taxable-equivalent basis was 3.78% for the fourth quarter of 2018 and 3.61% for the fourth quarter of 2017. Tax-equivalent net interest income was $56.03 million for the fourth quarter of 2018, up 13.78% from 2017’s fourth quarter.
Our provision for loan and lease losses was $4.70 million in the fourth quarter of 2018 compared to $3.62 million in the fourth quarter of 2017. Net charge-offs were $2.53 million for the fourth quarter 2018, compared to net charge-offs of $2.11 million a year ago.
Noninterest income for the fourth quarter of 2018 was $24.16 million, compared to $25.67 million for the fourth quarter of 2017. Noninterest expense for the fourth quarter of 2018 was $47.69 million and was $47.31 million in the fourth quarter 2017.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
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

/s/ BKD, LLP

We have served as the Company’s auditor since 2015

Fort Wayne, Indiana
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated financial statements of the Company and our report dated February 22, 2019, expressed an unqualified opinion thereon.
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

/s/ BKD, LLP

Fort Wayne, Indiana
February 22, 2019

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2018	2017
ASSETS
Cash and due from banks	$94,907	$73,635
Federal funds sold and interest bearing deposits with other banks	4,172	4,398
Investment securities available-for-sale	990,129	904,033
Other investments	28,404	25,953
Mortgages held for sale	11,290	13,123
Loans and leases, net of unearned discount:
Commercial and agricultural	1,073,205	929,997
Auto and light truck	559,987	496,816
Medium and heavy duty truck	283,544	296,935
Aircraft	803,111	844,657
Construction equipment	645,239	563,437
Commercial real estate	809,886	741,568
Residential real estate and home equity	523,855	526,122
Consumer	136,637	128,146
Total loans and leases	4,835,464	4,527,678
Reserve for loan and lease losses	(100,469)	(94,883)
Net loans and leases	4,734,995	4,432,795
Equipment owned under operating leases, net	134,440	139,581
Net premises and equipment	52,139	54,612
Goodwill and intangible assets	83,998	83,742
Accrued income and other assets	159,271	155,412
Total assets	$6,293,745	$5,887,284

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,217,120	$1,064,271
Interest-bearing deposits:
Interest-bearing demand	1,614,959	1,554,898
Savings	822,477	863,588
Time	1,467,766	1,269,973
Total interest-bearing deposits	3,905,202	3,688,459
Total deposits	5,122,322	4,752,730
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	113,627	205,834
Other short-term borrowings	85,717	8,761
Total short-term borrowings	199,344	214,595
Long-term debt and mandatorily redeemable securities	71,123	70,060
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	78,602	72,598
Total liabilities	5,530,155	5,168,747

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common Stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2018 and 2017	436,538	436,538
Retained earnings	398,980	339,959
Cost of common stock in treasury (2,421,946 shares at December 31, 2018 and 2,268,910 shares at December 31, 2017)	(62,760)	(54,628)
Accumulated other comprehensive loss	(10,676)	(3,332)
Total shareholders’ equity	762,082	718,537
Noncontrolling interests	1,508	—
Total equity	763,590	718,537
Total liabilities and equity	$6,293,745	$5,887,284
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2018	2017	2016
Interest income:
Loans and leases	$234,455	$194,726	$175,999
Investment securities, taxable	19,356	13,853	11,914
Investment securities, tax-exempt	1,857	2,413	2,603
Other	1,648	1,393	1,244
Total interest income	257,316	212,385	191,760
Interest expense:
Deposits	34,631	19,202	15,267
Short-term borrowings	2,838	1,115	525
Subordinated notes	3,625	4,002	4,220
Long-term debt and mandatorily redeemable securities	2,316	2,435	2,089
Total interest expense	43,410	26,754	22,101
Net interest income	213,906	185,631	169,659
Provision for loan and lease losses	19,462	8,980	5,833
Net interest income after provision for loan and lease losses	194,444	176,651	163,826
Noninterest income:
Trust and wealth advisory	21,071	20,980	19,256
Service charges on deposit accounts	10,454	10,589	10,012
Debit card	13,369	11,809	10,887
Mortgage banking	3,844	4,796	4,496
Insurance commissions	6,502	5,889	5,513
Equipment rental	31,793	30,381	25,863
(Losses) gains on investment securities available-for-sale	(345)	4,340	1,796
Other	10,362	9,922	11,122
Total noninterest income	97,050	98,706	88,945
Noninterest expense:
Salaries and employee benefits	93,857	86,912	86,837
Net occupancy	10,041	10,624	9,686
Furniture and equipment	23,433	20,769	19,500
Depreciation — leased equipment	26,248	25,215	21,678
Professional fees	7,680	6,810	5,161
Supplies and communication	6,320	5,355	5,244
FDIC and other insurance	2,923	2,537	3,147
Business development and marketing	6,112	7,477	4,936
Loan and lease collection and repossession	3,375	2,724	1,600
Other	6,478	5,574	5,856
Total noninterest expense	186,467	173,997	163,645
Income before income taxes	105,027	101,360	89,126
Income tax expense	22,613	33,309	31,340
Net income	82,414	68,051	57,786
Net (income) loss attributable to noncontrolling interests	—	—	—
Net income available to common shareholders	$82,414	$68,051	$57,786
Basic net income per common share	$3.16	$2.60	$2.22
Diluted net income per common share	$3.16	$2.60	$2.22
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2018	2017	2016
Net income	$82,414	$68,051	$57,786
Other comprehensive loss:
Unrealized depreciation of investment securities available-for-sale	(9,073)	(3,147)	(6,547)
Reclassification adjustment for realized losses (gains) included in net income	345	(4,340)	(1,796)
Income tax effect	2,102	2,811	3,132
Other comprehensive loss, net of tax	(6,626)	(4,676)	(5,211)
Comprehensive income	75,788	63,375	52,575
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—
Comprehensive income available to common shareholders	$75,788	$63,375	$52,575
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$—	$436,538	$251,812	$(50,852)	$6,555	$644,053	$—	$644,053
Net income	—	—	57,786	—	—	57,786	—	57,786
Other comprehensive loss	—	—	—	—	(5,211)	(5,211)	—	(5,211)
Issuance of 118,559 common shares per stock based compensation awards, including related tax effects	—	—	(18)	2,826	—	2,808	—	2,808
Cost of 270,378 shares of common stock acquired for treasury	—	—	—	(8,030)	—	(8,030)	—	(8,030)
Common stock dividend ($0.72 per share)	—	—	(18,756)	—	—	(18,756)	—	(18,756)
Balance at December 31, 2016	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650	$—	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	(65)	—	(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585	—	672,585
Net income	—	—	68,051	—	—	68,051	—	68,051
Other comprehensive loss	—	—	—	—	(4,676)	(4,676)	—	(4,676)
Issuance of 61,899 common shares per stock based compensation awards	—	—	908	1,469	—	2,377	—	2,377
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)	—	(41)
Common stock dividend ($0.76 per share)	—	—	(19,759)	—	—	(19,759)	—	(19,759)
Balance at December 31, 2017	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537	$—	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—	—	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537	—	718,537
Net income	—	—	82,414	—	—	82,414	—	82,414
Other comprehensive loss	—	—	—	—	(6,626)	(6,626)	—	(6,626)
Issuance of 47,977 common shares per stock based compensation awards	—	—	841	1,139	—	1,980	—	1,980
Cost of 201,013 shares of common stock acquired for treasury	—	—	—	(9,271)	—	(9,271)	—	(9,271)
Common stock dividend ($0.96 per share)	—	—	(24,952)	—	—	(24,952)	—	(24,952)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,508	1,508
Balance at December 31, 2018	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$82,414	$68,051	$57,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	19,462	8,980	5,833
Depreciation of premises and equipment	5,620	5,658	5,245
Depreciation of equipment owned and leased to others	26,248	25,215	21,678
Stock-based compensation	3,553	2,963	2,884
Amortization of investment securities premiums and accretion of discounts, net	3,477	5,449	5,861
Amortization of mortgage servicing rights	956	1,092	1,478
Deferred income taxes	(550)	2,767	2,856
Losses (gains) on investment securities available-for-sale	345	(4,340)	(1,796)
Originations of loans held for sale, net of principal collected	(78,450)	(101,104)	(119,134)
Proceeds from the sales of loans held for sale	82,127	106,811	116,397
Net gains on sale of loans held for sale	(1,844)	(2,981)	(3,287)
Net gains on sale of other real estate and repossessions	(561)	(251)	(228)
Change in interest receivable	(1,747)	(2,119)	(1,326)
Change in interest payable	2,997	1,222	570
Change in other assets	(8,076)	(1,434)	2,145
Change in other liabilities	7,375	(3,268)	648
Other	1,028	4,550	450
Net change in operating activities	144,374	117,261	98,060
Investing activities:
Proceeds from sales of investment securities available-for-sale	11,392	228,715	23,784
Proceeds from maturities and paydowns of investment securities available-for-sale	145,167	177,466	217,613
Purchases of investment securities available-for-sale	(255,205)	(469,385)	(313,074)
Proceeds from liquidation of partnership investments	1,868	128	2,903
Net change in other investments	(2,451)	(3,495)	(485)
Loans sold or participated to others	22,835	32,004	5,926
Net change in loans and leases	(355,504)	(382,386)	(209,668)
Net change in equipment owned under operating leases	(21,107)	(46,003)	(30,100)
Purchases of premises and equipment	(3,058)	(5,444)	(8,935)
Proceeds from sales of other real estate and repossessions	13,433	6,194	2,189
Net change in investing activities	(442,630)	(462,206)	(309,847)
Financing activities:
Net change in demand deposits and savings accounts	171,799	205,649	278,666
Net change in time deposits	197,793	213,321	(84,092)
Net change in short-term borrowings	(15,251)	(77,348)	58,714
Proceeds from issuance of long-term debt	—	19,999	20,837
Payments on long-term debt	(1,735)	(26,628)	(6,429)
Stock issued under stock purchase plans	145	153	120
Acquisition of treasury stock	(9,271)	(41)	(8,030)
Contributions from noncontrolling interests	1,508	—	—
Cash dividends paid on common stock	(25,686)	(20,431)	(19,416)
Net change in financing activities	319,302	314,674	240,370
Net change in cash and cash equivalents	21,046	(30,271)	28,583
Cash and cash equivalents, beginning of year	78,033	108,304	79,721
Cash and cash equivalents, end of year	$99,079	$78,033	$108,304
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$11,007	$8,135	$4,961
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	583	1,426	800
Cash paid for:
Interest	$40,413	$25,531	$21,531
Income taxes	8,272	10,567	19,866
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
Basis of Presentation — The financial statements consolidate 1st Source, its subsidiaries (principally the Bank) and any variable interest entities (“VIEs”) for which the Company has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note 22, investments in subsidiaries are carried at equity in the underlying net assets.
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2018 and 2017, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
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
Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2018 and 2017, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
A loan or lease is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Interest on impaired loans and leases, which are not classified as nonaccrual, is recognized on the accrual basis. The Company evaluates loans and leases exceeding $100,000 where the internal credit quality grade is at or below a predetermined classification for impairment and establishes a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2018 and 2017, residential real estate portfolio loans included $1.39 million and $2.65 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
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
Equipment Owned Under Operating Leases — The Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three to seven years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported as noninterest income. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported as Noninterest Expense on the Statements of Income. For automobile leases, fair value is based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company.
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2018 and 2017, other real estate had carrying values of $0.30 million and $1.31 million, respectively, and is included in Other Assets in the Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $6.66 million and $10.11 million, as of December 31, 2018 and 2017, respectively, and are included in Other Assets in the Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or earnings before interest, tax, depreciation and amortization (EBITDA) multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding twenty-five years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2018 and determined that no impairment exists.

Partnership Investments — The partnerships in which the Company has investments account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The Company accounts for its investments in partnerships of which it owns less than three percent at fair value less impairment. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where cash percentages vary at different points in time and are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets in the Statements of Financial Condition. The balances as of December 31, 2018 and 2017 were $23.46 million and $23.76 million, respectively.
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
Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third-party is continually monitored and additional collateral obtained or requested to be returned to the Company as deemed appropriate.
Revenue Recognition — The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through 1st Source Bank and its subsidiaries.
Interest Income — The largest source of revenue for the Company is interest income which is primarily recognized on an accrual basis according to nondiscretionary formulas in written contracts, such as loan and lease agreements or investment securities contracts.
Noninterest Income — The Company earns noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as trust and wealth advisory, deposit account, debit card, mortgage banking, insurance, and equipment rental services. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.
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
Stock-Based Employee Compensation — The Company recognizes stock-based compensation as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for its purposes, is the date of grant. The Company recognizes forfeitures as they occur.
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
Share Based Payment Accounting: In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-07 on January 1, 2019 and it did not have an impact on its accounting and disclosures.
Income Taxes: In March 2018, the FASB issued ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments are effective upon addition to the FASB Codification. Disclosures related to the effect of the Tax Cuts and Jobs Act and the Company’s utilization of SAB 118 appear in Note 17 - Income Taxes.

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
Premium Amortization: In March 2017, the FASB issued ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2017-08 on January 1, 2019 and recognized a cumulative-effect adjustment to retained earnings of $0.30 million.
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
ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has a cross-functional team working through an implementation plan which includes assessment and documentation of processes, internal controls and data as well as model development. The Company is also in the process of implementing a third-party software solution to assist in the application of the new standard. The impact of adopting ASU 2016-13 cannot be reasonably estimated at this point.

Leases: In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early adoption is permitted.
In July 2018, the FASB issued amendments (ASU No. 2018-11) which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. For entities that have not adopted Topic 842 before the issuance of ASU No. 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02. In December 2018, the FASB issued amendments (ASU No. 2018-20) which addresses issues facing lessors when applying the leases standard. The amendments in ASU 2018-20 provide for certain accounting policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Entities that have not yet adopted Topic 842 before the issuance of ASU 2018-20 should apply ASU 2018-20 to all new and existing leases when the entity first applies Topic 842 and should apply the same transition method elected for Topic 842.
The Company adopted ASU 2016-02, 2018-11, and ASU 2018-20 on January 1, 2019. Upon adoption, the Company recognized discounted right of use assets and lease liabilities of $9.97 million and $10.75 million, respectively. The Company chose not to adopt the hindsight practical expedient and instead chose to utilize the transition method of adoption whereby comparative periods shown in the period of adoption will continue to be in accordance with Topic 840. The Company elected to apply the practical expedients where an entity may choose to not reassess: whether expired or existing contracts contain leases under the new definition of a lease; lease classification for expired or existing leases; and whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. Additionally, the Company will make an accounting policy election not to apply the recognition guidance in ASU 2016-02 to any short-term leases. The Company also elected the practical expedient, as an accounting policy election by class of underlying asset, to account for lease and nonlease components together as a single lease component. The Company made an accounting policy election as a lessor to exclude sales taxes and other similar taxes from being reported as lease revenue with an associated expense.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. Treasury and Federal agencies securities	$537,913	$196	$(6,886)	$531,223
U.S. States and political subdivisions securities	95,346	172	(936)	94,582
Mortgage-backed securities - Federal agencies	324,390	718	(6,875)	318,233
Corporate debt securities	45,843	—	(451)	45,392
Foreign government and other securities	700	—	(1)	699
Total investment securities available-for-sale	$1,004,192	$1,086	$(15,149)	$990,129
December 31, 2017
U.S. Treasury and Federal agencies securities	$471,508	$57	$(3,446)	$468,119
U.S. States and political subdivisions securities	116,260	648	(908)	116,000
Mortgage-backed securities - Federal agencies	289,327	1,456	(2,873)	287,910
Corporate debt securities	31,573	5	(284)	31,294
Foreign government and other securities	700	10	—	710
Total investment securities available-for-sale	$909,368	$2,176	$(7,511)	$904,033

At December 31, 2018, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2018 and 2017.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2018. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$127,476	$126,664
Due after one year through five years	541,389	534,377
Due after five years through ten years	10,937	10,855
Due after ten years	—	—
Mortgage-backed securities	324,390	318,233
Total debt securities available-for-sale	$1,004,192	$990,129
The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2018, the Company’s available-for-sale securities portfolio consisted of 639 securities, 437 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. Treasury and Federal agencies securities	$55,491	$(177)	$424,269	$(6,709)	$479,760	$(6,886)
U.S. States and political subdivisions securities	21,059	(61)	45,365	(875)	66,424	(936)
Mortgage-backed securities - Federal agencies	65,554	(511)	198,221	(6,364)	263,775	(6,875)
Corporate debt securities	21,496	(143)	23,896	(308)	45,392	(451)
Foreign government and other securities	699	(1)	—	—	699	(1)
Total temporarily impaired available-for-sale securities	$164,299	$(893)	$691,751	$(14,256)	$856,050	$(15,149)
December 31, 2017
U.S. Treasury and Federal agencies securities	$311,865	$(1,161)	$89,617	$(2,285)	$401,482	$(3,446)
U.S. States and political subdivisions securities	34,971	(287)	24,909	(621)	59,880	(908)
Mortgage-backed securities - Federal agencies	137,169	(1,336)	60,162	(1,537)	197,331	(2,873)
Corporate debt securities	13,747	(57)	10,048	(227)	23,795	(284)
Foreign government and other securities	—	—	—	—	—	—
Total temporarily impaired available-for-sale securities	$497,752	$(2,841)	$184,736	$(4,670)	$682,488	$(7,511)
At December 31, 2018, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2018	2017	2016
Gross realized gains	$2	$7,425	$2,090
Gross realized losses	(347)	(2,895)	—
OTTI losses	—	(190)	(294)
Net realized (losses) gains	$(345)	$4,340	$1,796
At December 31, 2018 and 2017, investment securities with carrying values of $242.31 million and $289.05 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2018 and 2017, and totaled $4.84 billion and $4.53 billion, respectively. At December 31, 2018 and 2017, net deferred loan and lease costs were $4.54 million and $3.85 million, respectively.
The loan and lease portfolio includes direct financing leases, which are included in commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft, and construction equipment on the Consolidated Statements of Financial Condition.
The following table shows the summary of the gross investment in lease financing and the components of the investment in lease financing at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Direct finance leases:
Rentals receivable	$219,301	$208,295
Estimated residual value of leased assets	38,138	29,638
Gross investment in lease financing	257,439	237,933
Unearned income	(46,709)	(37,851)
Net investment in lease financing	$210,730	$200,082
At December 31, 2018, the direct financing minimum future lease payments receivable for each of the years 2019 through 2023 were $53.04 million, $46.58 million, $38.69 million, $36.32 million, and $30.79 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $11.38 million and $14.61 million at December 31, 2018 and 2017, respectively. During 2018, $8.73 million of new loans and other additions were made and repayments and other reductions totaled $11.96 million.
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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2018
Commercial and agricultural	$1,043,019	$30,186	$1,073,205
Auto and light truck	528,174	31,813	559,987
Medium and heavy duty truck	281,834	1,710	283,544
Aircraft	768,442	34,669	803,111
Construction equipment	625,579	19,660	645,239
Commercial real estate	787,376	22,510	809,886
Total	$4,034,424	$140,548	$4,174,972
December 31, 2017
Commercial and agricultural	$906,074	$23,923	$929,997
Auto and light truck	482,455	14,361	496,816
Medium and heavy duty truck	293,318	3,617	296,935
Aircraft	815,956	28,701	844,657
Construction equipment	552,684	10,753	563,437
Commercial real estate	726,134	15,434	741,568
Total	$3,776,621	$96,789	$3,873,410
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2018
Residential real estate and home equity	$521,846	$2,009	$523,855
Consumer	136,423	214	136,637
Total	$658,269	$2,223	$660,492
December 31, 2017
Residential real estate and home equity	$523,803	$2,319	$526,122
Consumer	127,982	164	128,146
Total	$651,785	$2,483	$654,268

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2018
Commercial and agricultural	$1,070,530	$22	$—	$—	$1,070,552	$2,653	$1,073,205
Auto and light truck	544,022	3,154	1,437	—	548,613	11,374	559,987
Medium and heavy duty truck	283,284	154	—	—	283,438	106	283,544
Aircraft	790,233	4,149	1,168	—	795,550	7,561	803,111
Construction equipment	641,270	1,643	—	—	642,913	2,326	645,239
Commercial real estate	807,793	109	—	—	807,902	1,984	809,886
Residential real estate and home equity	520,124	1,267	455	295	522,141	1,714	523,855
Consumer	135,591	682	150	73	136,496	141	136,637
Total	$4,792,847	$11,180	$3,210	$368	$4,807,605	$27,859	$4,835,464
December 31, 2017
Commercial and agricultural	$927,113	$281	$—	$—	$927,394	$2,603	$929,997
Auto and light truck	485,885	2,869	21	—	488,775	8,041	496,816
Medium and heavy duty truck	296,564	—	—	—	296,564	371	296,935
Aircraft	823,638	14,570	4,492	—	842,700	1,957	844,657
Construction equipment	561,665	333	448	—	562,446	991	563,437
Commercial real estate	738,006	23	121	—	738,150	3,418	741,568
Residential real estate and home equity	521,943	1,508	352	429	524,232	1,890	526,122
Consumer	127,107	776	99	30	128,012	134	128,146
Total	$4,481,921	$20,360	$5,533	$459	$4,508,273	$19,405	$4,527,678
Interest income for the years ended December 31, 2018, 2017, and 2016, would have increased by approximately $2.18 million, $1.14 million, and $1.11 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
December 31, 2018
With no related reserve recorded:
Commercial and agricultural	$2,471	$2,471	$—
Auto and light truck	7,504	7,504	—
Medium and heavy duty truck	106	106	—
Aircraft	556	556	—
Construction equipment	905	905	—
Commercial real estate	1,131	1,131	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	12,673	12,673	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	3,840	3,840	372
Medium and heavy duty truck	—	—	—
Aircraft	7,004	7,004	1,255
Construction equipment	1,340	1,340	279
Commercial real estate	759	759	51
Residential real estate and home equity	344	346	126
Consumer	—	—	—
Total with a reserve recorded	13,287	13,289	2,083
Total impaired loans	$25,960	$25,962	$2,083
December 31, 2017
With no related reserve recorded:
Commercial and agricultural	$2,439	$2,439	$—
Auto and light truck	—	—	—
Medium and heavy duty truck	371	371	—
Aircraft	1,901	1,901	—
Construction equipment	584	584	—
Commercial real estate	2,375	2,375	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	7,670	7,670	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	7,780	7,780	243
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	344	344	108
Commercial real estate	971	971	181
Residential real estate and home equity	352	354	134
Consumer	—	—	—
Total with a reserve recorded	9,447	9,449	666
Total impaired loans	$17,117	$17,119	$666

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class, for years ending December 31, 2018, 2017 and 2016.

	2018		2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$2,812	$—	$4,526	$1	$3,484	$6
Auto and light truck	9,352	—	766	—	10	—
Medium and heavy duty truck	247	—	658	—	—	—
Aircraft	9,987	20	4,873	5	6,291	2
Construction equipment	1,663	—	1,011	—	766	—
Commercial real estate	2,303	—	3,220	2	5,417	123
Residential real estate and home equity	347	15	355	15	415	15
Consumer loans	—	—	—	—	—	—
Total	$26,711	$35	$15,409	$23	$16,383	$146
The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2018, 2017 and 2016, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There were no modifications during 2018, one modification during 2017, and one modification during 2016 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2018		2017		2016
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	—	$—	—	$—	—	$—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR modifications	—	—	—	—	—	—
Nonperforming TDRs:
Commercial and agricultural	—	—	1	—	—	—
Auto and light truck	1	285	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	1	562
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	1	314
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	1	285	1	—	2	876
Total TDR modifications	1	$285	1	$—	2	$876
There were no TDRs which had a payment default within the twelve months following modification during the year ended December 31, 2018, one nonperforming construction equipment TDR with a recorded investment of $0.41 million which had a payment default within the twelve months following modification for the year ended December 31, 2017 and no TDRs which had payment defaults within the twelve months following modification during the year ended December 31, 2016.
The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2018	2017
Performing TDRs	$344	$352
Nonperforming TDRs	316	537
Total TDRs	$660	$889
Note 5 — Reserve for Loan and Lease Losses
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2018
Balance, beginning of year	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	229	3,308	23	12,222	288	70	63	909	17,112
Recoveries	222	68	—	2,499	100	53	23	271	3,236
Net charge-offs	7	3,240	23	9,723	188	17	40	638	13,876
Provision (recovery of provision)	842	7,826	(518)	8,151	1,767	930	(201)	665	19,462
Balance, end of year	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469

2017
Balance, beginning of year	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	2,415	774	—	1,872	164	344	124	836	6,529
Recoveries	984	1,153	—	227	298	851	109	267	3,889
Net charge-offs (recoveries)	1,431	(379)	—	1,645	(134)	(507)	15	569	2,640
Provision (recovery of provision)	2,991	1,660	104	1,912	1,002	608	131	572	8,980
Balance, end of year	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883

2016
Balance, beginning of year	$15,456	$9,269	$4,699	$32,373	$7,592	$13,762	$3,662	$1,299	$88,112
Charge-offs	547	4	—	6,123	128	32	219	888	7,941
Recoveries	509	253	10	528	461	469	31	278	2,539
Net charge-offs (recoveries)	38	(249)	(10)	5,595	(333)	(437)	188	610	5,402
Provision (recovery of provision)	(750)	(1,454)	31	7,574	282	(522)	76	596	5,833
Balance, end of year	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated by individually and collectively evaluated for impairment as of December 31, 2018 and 2017.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
December 31, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$372	$—	$1,255	$279	$51	$126	$—	$2,083
Ending balance, collectively evaluated for impairment	17,063	14,317	4,303	31,792	10,643	15,654	3,299	1,315	98,386
Total reserve for loan and lease losses	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,471	$11,344	$106	$7,560	$2,245	$1,890	$344	$—	$25,960
Ending balance, collectively evaluated for impairment	1,070,734	548,643	283,438	795,551	642,994	807,996	523,511	136,637	4,809,504
Total recorded investment in loans	$1,073,205	$559,987	$283,544	$803,111	$645,239	$809,886	$523,855	$136,637	$4,835,464

December 31, 2017
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$243	$—	$—	$108	$181	$134	$—	$666
Ending balance, collectively evaluated for impairment	16,228	9,860	4,844	34,619	9,235	14,611	3,532	1,288	94,217
Total reserve for loan and lease losses	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,439	$7,780	$371	$1,901	$928	$3,346	$352	$—	$17,117
Ending balance, collectively evaluated for impairment	927,558	489,036	296,564	842,756	562,509	738,222	525,770	128,146	4,510,561
Total recorded investment in loans	$929,997	$496,816	$296,935	$844,657	$563,437	$741,568	$526,122	$128,146	$4,527,678
Note 6 — Operating Leases
Operating lease equipment at December 31, 2018 and 2017 was $134.44 million and $139.58 million, respectively, net of accumulated depreciation of $65.51 million and $49.74 million, respectively.
The minimum future lease rental payments due from clients on operating lease equipment at December 31, 2018, totaled $99.89 million, of which $30.54 million is due in 2019, $32.83 million in 2020, $18.68 million in 2021, $10.76 million in 2022, $5.29 million in 2023, and $1.79 million thereafter. Depreciation expense related to operating lease equipment for the years ended December 31, 2018, 2017 and 2016 was $26.25 million, $25.22 million and $21.68 million, respectively.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2018	2017
Land	$15,223	$15,413
Buildings and improvements	59,691	58,981
Furniture and equipment	40,789	39,978
Total premises and equipment	115,703	114,372
Accumulated depreciation and amortization	(63,564)	(59,760)
Net premises and equipment	$52,139	$54,612
Depreciation and amortization of properties and equipment totaled $5.62 million in 2018, $5.66 million in 2017, and $5.25 million in 2016.
During 2018, 2017 and 2016, the Company recorded long-lived asset impairment charges totaling $100,000, $410,000 and $0, respectively. The impairment charges were recorded as a result of appraisals on buildings and were recognized in Other Expense on the Statements of Income.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $734.30 million at December 31, 2018, compared to $752.99 million at December 31, 2017, and $761.85 million at December 31, 2016.

Amortization expense on MSRs is expected to total $0.60 million, $0.53 million, $0.46 million, $0.40 million, and $0.35 million in 2019, 2020, 2021, 2022 and 2023, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2018	2017
Mortgage servicing rights:
Balance at beginning of year	$4,349	$4,297
Additions	890	1,144
Amortization	(956)	(1,092)
Sales	—	—
Carrying value before valuation allowance at end of year	4,283	4,349
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$4,283	$4,349
Fair value of mortgage servicing rights at end of year	$7,238	$7,187
At December 31, 2018, the fair value of MSRs exceeded the carrying value reported in the Statements of Financial Condition by $2.96 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $10.28 million and $10.42 million at December 31, 2018 and December 31, 2017, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.61 million, $2.70 million, and $2.69 million for 2018, 2017, and 2016, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2018, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.13 million, which was net of accumulated amortization of $0.07 million. At December 31, 2017, intangible assets consisted of goodwill of $83.68 million and other intangible assets of $0.06 million, which was net of accumulated amortization of $9.48 million. Intangible asset amortization was $0.08 million, $0.36 million, and $0.58 million for 2018, 2017, and 2016, respectively. Amortization on other intangible assets is expected to total $0.03 million, $0.02 million, $0.02 million, $0.02 million, and $0.02 million in 2019, 2020, 2021, 2022, and 2023, respectively.
The following table shows a summary of core deposit intangible and other intangible assets as of December 31.

(Dollars in thousands)	2018	2017
Core deposit intangibles:
Gross carrying amount	$—	$8,689
Less: accumulated amortization	—	(8,657)
Net carrying amount	$—	$32
Other intangibles:
Gross carrying amount	$204	$857
Less: accumulated amortization	(71)	(827)
Net carrying amount	$133	$30
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2018 and 2017 was $666.89 million and $553.80 million, respectively.

The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2018, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$135,940
4 – 6 months	87,102
7 – 12 months	144,960
Over 12 months	298,890
Total	$666,892
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2018.

(Dollars in thousands)
2019	$755,605
2020	489,445
2021	125,404
2022	52,512
2023	37,145
Thereafter	7,655
Total	$1,467,766
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Federal Home Loan Bank borrowings (1.04% – 5.04%)	$46,444	$47,114
Mandatorily redeemable securities	16,542	18,948
Other long-term debt	8,137	3,998
Total long-term debt and mandatorily redeemable securities	$71,123	$70,060
Annual maturities of long-term debt outstanding at December 31, 2018, for the next five years and thereafter beginning in 2019, are as follows (in thousands): $2,565; $2,460; $2,748; $4,410; $1,630; and $57,310.
At December 31, 2018, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 17 fixed rate notes with maturities ranging from 2021 to 2027. These notes were collateralized by $58.04 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2018 and 2017, of $16.54 million and $18.95 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2018, 2017, and 2016 was $1.61 million, $1.68 million, and $1.45 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2018 and 2017.

	2018		2017
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$10,000	2.70%	$56,000	1.63%
Security repurchase agreements	103,627	0.25	149,834	0.20
Commercial paper	4,325	0.29	6,115	0.27
Federal Home Loan Bank advances	80,000	2.57	—	—
Other short-term borrowings	1,392	—	2,646	—
Total short-term borrowings	$199,344	1.30%	$214,595	0.57%
Note 12 — Variable Interest Entities
A variable interest entity (VIE) is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

•	The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.

•	The entity’s investors lack the power to direct the activities that most significantly affect the entity’s economic performance.

•	The entity’s at-risk holders do not have the obligation to absorb the losses or the right to receive residual returns.

•
The voting rights of some investors are not proportional to their economic interests in the entity, and substantially all of the entity’s activities involve, or are conducted on behalf of, investors with disproportionately few voting rights.

The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $1.29 million, $1.15 million and $1.03 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also recognized $10.45 million, $18.16 million and $2.91 million of investment tax credits for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. As a limited partner in these operating partnerships, we are allocated credits and deductions associated with the underlying properties. The Company has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct activities that most significantly influence the economic performance of their respective partnerships.
The Company’s investments in these unconsolidated VIEs are carried in Other Assets on the Consolidated Statements of Financial Condition. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are generally carried in Other Liabilities on the Consolidated Statements of Financial Condition. The Company’s maximum exposure to loss from these unconsolidated VIEs include the investment recorded on the Company’s Consolidated Statements of Financial Condition, net of unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business, housing projects and renewable energy projects completely fail and do not meet certain taxing authority compliance requirements resulting in recapture of the related tax credits.
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Investment carrying amount	$15,083	$23,759
Unfunded capital and other commitments	6,449	15,712
Maximum exposure to loss	40,705	29,926
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of an entity to which it shares interest in tax-advantaged investments with a third party. At December 31, 2018, approximately $8.38 million of the Company’s assets and $6.70 million of its liabilities included on the Consolidated Statements of Financial Condition were related to the tax-advantaged investment VIE which the Company has consolidated. No amounts were outstanding as of December 31, 2017. The assets of the consolidated VIE are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

Additionally, the Company sponsors one trust, 1st Source Master Trust (Capital Trust) of which 100% of the common equity is owned by the Company. The Capital Trust was formed in 2007 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of the Company (the subordinated notes). The subordinated notes held by the Capital Trust are the sole assets of the Capital Trust. The Capital Trust qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore reported in the financial statements as an unconsolidated subsidiary. The junior subordinated debentures are reflected as subordinated notes in the Statements of Financial Condition with the corresponding interest distributions reflected as Interest Expense in the Statements of Income. The common shares issued by the Capital Trust are included in Other Assets in the Statements of Financial Condition.
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
The following table shows subordinated notes at December 31, 2018.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	4.27%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2018, 2017 and 2016.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2018	2017	2016
Distributed earnings allocated to common stock	$24,894	$19,701	$18,707
Undistributed earnings allocated to common stock	56,975	47,830	38,670
Net earnings allocated to common stock	81,869	67,531	57,377
Net earnings allocated to participating securities	545	520	409
Net income allocated to common stock and participating securities	$82,414	$68,051	$57,786

Weighted average shares outstanding for basic earnings per common share	25,937,599	25,925,820	25,879,397
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,937,599	25,925,820	25,879,397

Basic earnings per common share	$3.16	$2.60	$2.22
Diluted earnings per common share	$3.16	$2.60	$2.22

Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2018	2017	Affected Line Item in the Statements of Income
Realized (losses) gains included in net income	$(345)	$4,340	(Losses) gains on investment securities available-for-sale
	(345)	4,340	Income before income taxes
Tax effect	83	(1,629)	Income tax expense
Net of tax	$(262)	$2,711	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2018 and 2017, there were 1,007,611 and 1,126,939 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2018, 2017, and 2016, amounted to $4.87 million, $4.88 million, and $4.71 million, respectively.
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
The Company’s net periodic post retirement benefit (recovery) cost recognized in Salaries and Employee Benefits in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, amounted to $(0.01) million, $(0.01) million, and $(0.01) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2018, 2017, and 2016.
Note 16 — Stock Based Compensation
As of December 31, 2018, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2018. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost in the Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $3.53 million during 2018, $2.37 million in 2017, and $4.53 million in 2016.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2016	2,450,799	358,861	$21.93
Shares authorized - 2016 EIP	59,342	—	—
Shares authorized - Restricted Stock Award Plan(1)	229,439	—	—
Granted	(79,118)	79,118	26.19
Stock awards vested	—	(155,981)	20.47
Forfeited	3,543	(5,383)	23.39
Canceled	(1,950,000)	—	—
Balance, December 31, 2016	714,005	276,615	23.94
Shares authorized - 2017 EIP	59,064	—	—
Granted	(98,625)	98,625	33.54
Stock awards vested	—	(76,858)	22.71
Forfeited	2,000	(2,456)	29.93
Balance, December 31, 2017	676,444	295,926	27.41
Shares authorized - 2018 EIP	70,461	—	—
Granted	(74,981)	74,981	29.11
Stock awards vested	—	(106,513)	25.79
Forfeited	3,135	(10,575)	27.51
Balance, December 31, 2018	675,059	253,819	$28.59

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
There were zero stock options exercised during 2018, 2017 or 2016. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2018, 2017 or 2016.
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

Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $3.55 million in 2018, $2.96 million in 2017, and $2.88 million in 2016. The total income tax benefit recognized in the accompanying Statements of Income related to stock-based compensation was $0.86 million in 2018, $1.11 million in 2017, and $1.07 million in 2016. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $5.13 million at December 31, 2018. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.00 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2018, 2017, and 2016 offerings were $53.84 (-0.09%), $46.18 (-1.32%), and $33.87 (-0.29%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2018 and runs through June 1, 2020, with $206,402 in stock value to be purchased at $53.84 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2018	2017	2016
Current:
Federal	$20,167	$26,012	$25,479
State	2,996	4,530	3,005
Total current	23,163	30,542	28,484
Deferred:
Federal	(875)	5,869	2,530
State	1,200	(488)	326
Deferred tax liability remeasurement	(875)	(2,614)	—
Total deferred	(550)	2,767	2,856
Total provision	$22,613	$33,309	$31,340
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (21% for 2018 and 35% for 2017 and 2016) to income before income taxes.

	2018		2017		2016
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$22,056	21.0%	$35,476	35.0%	$31,194	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(650)	(0.6)	(1,197)	(1.2)	(1,235)	(1.4)
State taxes, net of federal income tax benefit	3,315	3.2	2,627	2.6	2,165	2.4
Deferred tax liability remeasurement	(875)	(0.8)	(2,614)	(2.6)	—	—
Other	(1,233)	(1.3)	(983)	(0.9)	(784)	(0.8)
Total	$22,613	21.5%	$33,309	32.9%	$31,340	35.2%
The tax expense related to (losses) gains on investment securities available-for-sale for the years 2018, 2017, and 2016 was approximately $(83,000), $1,629,000, and $674,000, respectively.

The following table shows the composition of deferred tax assets and liabilities as of December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Deferred tax assets:
Reserve for loan and lease losses	$25,386	$23,791
Accruals for employee benefits	2,974	2,369
Net unrealized losses on securities available-for-sale	3,386	1,285
Other	127	622
Total deferred tax assets	31,873	28,067
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	21,184	22,641
Differing bases in assets related to acquisitions	4,021	3,954
Tax advantaged partnerships	4,354	1,921
Mortgage servicing	586	745
Capitalized loan costs	1,110	867
Prepaid expenses	273	387
Other	364	222
Total deferred tax liabilities	31,892	30,737
Net deferred tax liability	$(19)	$(2,670)
No valuation allowance for deferred tax assets was recorded at December 31, 2018 and 2017 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

(Dollars in thousands)	2018	2017	2016
Balance, beginning of year	$1,112	$762	$380
Additions based on tax positions related to the current year	—	350	382
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse in statute of limitations	—	—	—
Settlements	(1,112)	—	—
Balance, end of year	$—	$1,112	$762
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $0.00 million at December 31, 2018, $0.72 million at December 31, 2017, and $0.50 million at December 31, 2016. Interest and penalties are recognized through the income tax provision. For the years 2018, 2017 and 2016, the Company recognized approximately $(0.09) million, $0.05 million and $0.04 million in interest, net of tax effect, and penalties, respectively. There was $0.00 million, $0.09 million and $0.04 million accrued interest and penalties at December 31, 2018, 2017 and 2016, respectively.
Tax years that remain open and subject to audit include the federal 2015-2018 years and the Indiana 2015-2018 years. Additionally, in 2018 the Company reached a state tax settlement for the 2015-2017 years and as a result, recorded a reduction of unrecognized tax benefits in the amount of $1.11 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company had not fully completed its accounting for the tax effects of enactment of the Act and recorded a provisional benefit of $2.61 million which is included as a component of Income Tax Expense in the Consolidated Statements of Income related to the remeasurement of its deferred tax balance. During the third quarter of 2018, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and recorded an additional $0.88 million benefit as provided by the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
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
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.29 million and $0.39 million as of December 31, 2018 and 2017, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Commitments — 1st Source and its subsidiaries are obligated under operating leases for certain office premises and equipment. The Company also leases certain owned premises and receives rental income from such lease agreements. Future minimum rental commitments for all noncancellable operating leases total approximately, $3.45 million in 2019, $3.26 million in 2020, $2.07 million in 2021, $0.81 million in 2022, $0.42 million in 2023, and $1.71 million, thereafter.
The following table shows rental expense of office premises and equipment and rental income from owned premises.

Year Ended December 31 (Dollars in thousands)	2018	2017	2016
Gross rental expense	$3,727	$4,183	$3,995
Gross rental income	(873)	(856)	(921)
Net rental expense	$2,854	$3,327	$3,074
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2018	2017
Amounts of commitments:
Loan commitments to extend credit	$1,095,053	$1,030,334
Standby letters of credit	$31,133	$29,961
Commercial and similar letters of credit	$2,500	$1,837
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2018 and 2017.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$855,848	Other assets	$7,124	Other liabilities	$7,250
Loan commitments	5,871	Mortgages held for sale	112	N/A	—
Forward contracts - mortgage loan	14,087	N/A	—	Mortgages held for sale	135
Total - December 31, 2018	$875,806		$7,236		$7,385

Interest rate swap contracts	$756,550	Other assets	$5,167	Other liabilities	$5,262
Loan commitments	8,504	Mortgages held for sale	66	N/A	—
Forward contracts - mortgage loan	19,390	N/A	—	Mortgages held for sale	10
Total - December 31, 2017	$784,444		$5,233		$5,272
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments at December 31, 2018, 2017 and 2016.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2018	2017	2016
Interest rate swap contracts	Other expense	$(30)	$26	$64
Interest rate swap contracts	Other income	1,028	1,585	730
Loan commitments	Mortgage banking	46	23	(4)
Forward contracts - mortgage loan	Mortgage banking	(125)	(232)	209
Total		$919	$1,402	$999
The following table shows the offsetting of financial assets and derivative assets at December 31, 2018 and 2017.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018
Interest rate swaps	$7,128	$4	$7,124	$177	$610	$6,337

December 31, 2017
Interest rate swaps	$5,194	$27	$5,167	$—	$—	$5,167

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2018 and 2017.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2018
Interest rate swaps	$7,254	$4	$7,250	$1,700	$—	$5,550
Repurchase agreements	103,627	—	103,627	103,627	—	—
Total	$110,881	$4	$110,877	$105,327	$—	$5,550

December 31, 2017
Interest rate swaps	$5,289	$27	$5,262	$—	$2,705	$2,557
Repurchase agreements	149,835	—	149,835	149,835	—	—
Total	$155,124	$27	$155,097	$149,835	$2,705	$2,557
If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2018 and December 31, 2017, repurchase agreements had a remaining contractual maturity of $102.34 million and $148.22 million in overnight, $1.29 million and $1.32 million in up to 30 days and $0.00 million and $0.30 million in greater than 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2018 and 2017.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2018
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$821,975	14.68%	$447,909	8.00%	$552,888	9.875%	$559,887	10.00%
1st Source Bank	744,326	13.29	448,152	8.00	553,188	9.875	560,190	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	751,575	13.42	335,932	6.00	440,911	7.875	447,909	8.00
1st Source Bank	673,888	12.03	336,114	6.00	441,150	7.875	448,152	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	693,067	12.38	251,949	4.50	356,928	6.375	363,926	6.50
1st Source Bank	672,380	12.00	252,086	4.50	357,121	6.375	364,124	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	751,575	12.06	249,185	4.00	N/A	N/A	311,481	5.00
1st Source Bank	673,888	10.82	249,052	4.00	N/A	N/A	311,315	5.00
2017
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$764,853	14.70%	$416,174	8.00%	$481,201	9.250%	$520,218	10.00%
1st Source Bank	696,248	13.36	416,902	8.00	482,043	9.250	521,127	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	699,420	13.44	312,131	6.00	377,158	7.250	416,174	8.00
1st Source Bank	630,702	12.10	312,676	6.00	377,817	7.250	416,902	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	642,420	12.35	234,098	4.50	299,125	5.750	338,142	6.50
1st Source Bank	630,702	12.10	234,507	4.50	299,648	5.750	338,733	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	699,420	12.17	229,890	4.00	N/A	N/A	287,362	5.00
1st Source Bank	630,702	10.98	229,789	4.00	N/A	N/A	287,236	5.00

(1) The capital conservation buffer requirement will be phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2018 and 2017.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2018, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At December 31, 2018 and 2017, all mortgages held for sale are carried at fair value.
The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2018 and 2017.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2018
Mortgages held for sale reported at fair value:
Total Loans	$11,290	$11,076	$214	(1)
December 31, 2017
Mortgages held for sale reported at fair value:
Total Loans	$13,123	$12,967	$156	(1)

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
Financial Instruments on Recurring Basis:
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment securities available-for-sale are valued primarily by a third-party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed by the Company for reasonableness and to ensure such prices are aligned with market levels. In general, the Company’s investment securities do not possess a complex structure that could introduce greater valuation risk. The portfolio mainly consists of traditional investments including U.S. Treasury and Federal agencies securities, federal agency mortgage pass-through securities, and general obligation and revenue municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third party sources for a material portion of the portfolio.
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
Interest rate swap positions, both assets and liabilities, are valued by a third-party pricing agent using an income approach and utilizing models that use as their basis readily observable market parameters. This valuation process considers various factors including interest rate yield curves, time value and volatility factors. Validation of third-party agent valuations is accomplished by comparing those values to the Company’s swap counterparty valuations. Management believes an adjustment is required to “mid-market” valuations for derivatives tied to its performing loan portfolio to recognize the imprecision and related exposure inherent in the process of estimating expected credit losses as well as velocity of deterioration evident with systemic risks embedded in these portfolios. Any change in the mid-market derivative valuation adjustment will be recognized immediately through the Consolidated Statements of Income.
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,746	$497,477	$—	$531,223
U.S. States and political subdivisions securities	—	93,557	1,025	94,582
Mortgage-backed securities - Federal agencies	—	318,233	—	318,233
Corporate debt securities	—	45,392	—	45,392
Foreign government and other securities	—	699	—	699
Total debt securities available-for-sale	33,746	955,358	1,025	990,129
Mortgages held for sale	—	11,290	—	11,290
Accrued income and other assets (interest rate swap agreements)	—	7,124	—	7,124
Total	$33,746	$973,772	$1,025	$1,008,543

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$7,250	$—	$7,250
Total	$—	$7,250	$—	$7,250

December 31, 2017
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$27,971	$440,148	$—	$468,119
U.S. States and political subdivisions securities	—	113,845	2,155	116,000
Mortgage-backed securities - Federal agencies	—	287,910	—	287,910
Corporate debt securities	—	31,294	—	31,294
Foreign government and other securities	—	—	710	710
Total debt securities available-for-sale	27,971	873,197	2,865	904,033
Mortgages held for sale	—	13,123	—	13,123
Accrued income and other assets (interest rate swap agreements)	—	5,167	—	5,167
Total	$27,971	$891,487	$2,865	$922,323

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$5,262	$—	$5,262
Total	$—	$5,262	$—	$5,262

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2018	$2,155	$710	$2,865
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	6	(11)	(5)
Purchases	—	200	200
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(1,136)	(200)	(1,336)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(699)	(699)
Ending balance December 31, 2018	$1,025	$—	$1,025

Beginning balance January 1, 2017	$2,699	$807	$3,506
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	31	3	34
Purchases	1,437	500	1,937
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(2,012)	(600)	(2,612)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2017	$2,155	$710	$2,865
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2018 or 2017. A foreign government debt security was transferred from Level 3 to Level 2 during 2018 due to the Company’s periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement. No transfers between levels occurred during 2017.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2018
Debt securities available-for-sale
Direct placement municipal securities	$1,025	Discounted cash flows	Credit spread assumption	0.17% - 3.02%

December 31, 2017
Debt securities available-for-sale
Direct placement municipal securities	$2,155	Discounted cash flows	Credit spread assumption	2.21% - 2.93%

Foreign government	$710	Discounted cash flows	Market yield assumption	0.35% - 1.23%
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
The Credit Policy Committee (CPC), a management committee, is responsible for overseeing the valuation processes and procedures for Level 3 measurements of impaired loans, other real estate and repossessions. The CPC reviews these assets on a quarterly basis to determine the accuracy of the observable inputs, generally third-party appraisals, auction values, values derived from trade publications and data submitted by the borrower, and the appropriateness of the unobservable inputs, generally discounts due to current market conditions and collection issues. The CPC establishes discounts based on asset type and valuation source; deviations from the standard are documented. The discounts are reviewed periodically, annually at a minimum, to determine they remain appropriate. Consideration is given to current trends in market values for the asset categories and gain and losses on sales of similar assets. The Loan and Funds Management Committee of the Board of Directors is responsible for overseeing the CPC.
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
During 2017, partnership investments and the adjustments to fair value primarily resulted from application of lower of cost or fair value accounting. The partnership investments were priced using financial statements provided by the partnerships. Quantitative unobservable inputs were not reasonably available for reporting purposes.
The Company has established MSRs valuation policies and procedures based on industry standards and to ensure valuation methodologies are consistent and verifiable. MSRs and related adjustments to fair value result from application of lower of cost or fair value accounting. For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Prepayment rates and discount rates are derived through a third-party pricing agent. Changes in the most significant inputs, including prepayment rates and discount rates, are compared to the changes in the fair value measurements and appropriate resolution is made. A fair value analysis is also obtained from an independent third-party agent and compared to the internal valuation for reasonableness. MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available and the characteristics of the Company’s servicing portfolio may differ from those of any servicing portfolios that do trade.
Other real estate is based on the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach. Fair values are reviewed quarterly and new appraisals are obtained annually. Repossessions are similarly valued.
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2018 and 2017, respectively: impaired loans - $12.46 million and $0.50 million; partnership investments - $0.00 million and $0.00 million; MSRs - $0.00 million and $0.00 million; repossessions - $1.92 million and $0.79 million, and other real estate - $0.00 million and $0.05 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Impaired loans - collateral based	$—	$—	$7,306	$7,306
Accrued income and other assets (mortgage servicing rights)	—	—	4,283	4,283
Accrued income and other assets (repossessions)	—	—	6,666	6,666
Accrued income and other assets (other real estate)	—	—	299	299
Total	$—	$—	$18,554	$18,554

December 31, 2017
Impaired loans - collateral based	$—	$—	$7,994	$7,994
Accrued income and other assets (partnership investments)	—	—	1,000	1,000
Accrued income and other assets (mortgage servicing rights)	—	—	4,349	4,349
Accrued income and other assets (repossessions)	—	—	10,114	10,114
Accrued income and other assets (other real estate)	—	—	1,312	1,312
Total	$—	$—	$24,769	$24,769
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2018
Impaired loans	$7,306	$7,306	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,283	7,238	Discounted cash flows	Constant prepayment rate (CPR)	7.2% - 24.8%
				Discount rate	10.3% - 13.1%

Repossessions	6,666	6,991	Appraisals, trade publications and auction values	Discount for lack of marketability	4% - 6%

Other real estate	299	305	Appraisals	Discount for lack of marketability	0% - 10%

December 31, 2017
Impaired loans	$7,994	$7,994	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	3% - 20%

Mortgage servicing rights	4,349	7,187	Discounted cash flows	Constant prepayment rate (CPR)	8.6% - 20.7%
				Discount rate	9.6% - 12.5%

Repossessions	10,114	10,493	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 10%

Other real estate	1,312	1,441	Appraisals	Discount for lack of marketability	7% - 9%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and due from banks	$94,907	$94,907	$94,907	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,172	4,172	4,172	—	—
Investment securities, available-for-sale	990,129	990,129	33,746	955,358	1,025
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	11,290	11,290	—	11,290	—
Loans and leases, net of reserve for loan and lease losses	4,734,995	4,689,267	—	—	4,689,267
Mortgage servicing rights	4,283	7,238	—	—	7,238
Interest rate swaps	7,124	7,124	—	7,124	—
Liabilities:
Deposits	$5,122,322	$5,111,711	$3,654,556	$1,457,155	$—
Short-term borrowings	199,344	199,344	113,734	85,610	—
Long-term debt and mandatorily redeemable securities	71,123	68,751	—	68,751	—
Subordinated notes	58,764	45,874	—	45,874	—
Interest rate swaps	7,250	7,250	—	7,250	—
Off-balance-sheet instruments *	—	259	—	259	—

December 31, 2017
Assets:
Cash and due from banks	$73,635	$73,635	$73,635	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,398	4,398	4,398	—	—
Investment securities, available-for-sale	904,033	904,033	27,971	873,197	2,865
Other investments	25,953	25,953	25,953	—	—
Mortgages held for sale	13,123	13,123	—	13,123	—
Loans and leases, net of reserve for loan and lease losses	4,432,795	4,428,848	—	—	4,428,848
Mortgage servicing rights	4,349	7,187	—	—	7,187
Interest rate swaps	5,167	5,167	—	5,167	—
Liabilities:
Deposits	$4,752,730	$4,745,111	$3,482,757	$1,262,354	$—
Short-term borrowings	214,595	214,595	206,862	7,733	—
Long-term debt and mandatorily redeemable securities	70,060	67,857	—	67,857	—
Subordinated notes	58,764	57,103	—	57,103	—
Interest rate swaps	5,262	5,262	—	5,262	—
Off-balance-sheet instruments *	—	286	—	286	—

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

Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2018	2017
ASSETS
Cash and cash equivalents	$106,647	$100,155
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	740,697	706,119
Non-bank subsidiaries	1	1
Other assets	4,191	2,696
Total assets	$852,036	$809,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$4,325	$6,115
Long-term debt and mandatorily redeemable securities	24,676	22,942
Subordinated notes	58,764	58,764
Other liabilities	2,189	3,113
Total liabilities	89,954	90,934
Total shareholders’ equity	762,082	718,537
Total liabilities and shareholders’ equity	$852,036	$809,471
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2018	2017	2016
Income:
Dividends from bank subsidiary	$45,080	$38,317	$36,064
Dividends from non-bank subsidiary	—	958	—
Rental income from subsidiaries	2,613	2,354	2,363
Other	367	422	444
Investment securities and other investment (losses) gains	(180)	6,431	3,901
Total income	47,880	48,482	42,772
Expenses:
Interest on subordinated notes	3,625	4,002	4,220
Interest on long-term debt and mandatorily redeemable securities	1,624	1,685	1,454
Interest on commercial paper and other short-term borrowings	14	17	20
Rent	1,774	2,070	1,739
Other	642	1,733	1,179
Total expenses	7,679	9,507	8,612
Income before income tax benefit and equity in undistributed income of subsidiaries	40,201	38,975	34,160
Income tax benefit	1,009	204	741
Income before equity in undistributed income of subsidiaries	41,210	39,179	34,901
Equity in undistributed income of subsidiaries:
Bank subsidiaries	41,204	28,872	22,569
Non-bank subsidiaries	—	—	316
Net income	$82,414	$68,051	$57,786
Comprehensive income	$75,788	$63,375	$52,575

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$82,414	$68,051	$57,786
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(41,204)	(28,872)	(22,885)
Depreciation of premises and equipment	2	2	4
Stock-based compensation	71	48	52
Realized/unrealized investment securities and other investment losses (gains)	180	(6,431)	(3,901)
Other	45	4,122	3,132
Net change in operating activities	41,508	36,920	34,188
Investing activities:
Proceeds from sales and maturities of investment securities	—	6,327	1,795
Net change in partnership investments	(980)	(62)	2,903
Return of capital from subsidiaries	—	854	—
Net change in investing activities	(980)	7,119	4,698
Financing activities:
Net change in commercial paper	(1,790)	354	(2,281)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,867	1,248	1,607
Payments on long-term debt and mandatorily redeemable securities	(1,064)	(667)	(627)
Stock issued under stock purchase plans	145	153	120
Net proceeds from issuance of treasury stock	1,763	2,176	2,636
Acquisition of treasury stock	(9,271)	(41)	(8,030)
Cash dividends paid on common stock	(25,686)	(20,431)	(19,416)
Net change in financing activities	(34,036)	(17,208)	(25,991)
Net change in cash and cash equivalents	6,492	26,831	12,895
Cash and cash equivalents, beginning of year	100,155	73,324	60,429
Cash and cash equivalents, end of year	$106,647	$100,155	$73,324

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2018, 1st Source’s internal control over financial reporting is effective based on those criteria.
BKD LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 38.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ ANDREA G. SHORT
Andrea G. Short, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2019 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2019 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2019 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2018.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	6,640	50.60	120,449
1982 Executive Incentive Plan	—	—	96,876	(1)(2)
1982 Restricted Stock Award Plan	—	—	229,538	(1)
Strategic Deployment Incentive Plan	—	—	98,645	(1)(2)
Total plans approved by shareholders	6,640	$50.60	795,508
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan	—	—	47,418
Total equity compensation plans	6,640	$50.60	842,926

(1)	Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors.

(2)	Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2019 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2019 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended October 22, 2015, filed as an exhibit to Form 10-K, dated December 31, 2015, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

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

10(a)(4)	Employment Agreement of James R. Seitz, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(a)(5)	Employment Agreement of Jeffrey L. Buhr, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended November 9, 2016, filed as an exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

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

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended August 3, 2018, filed as exhibit to Form 10-Q, dated September 30, 2018, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona
1st Source Solar 1, LLC*	Delaware
1st Source Solar 2, LLC	Delaware

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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
Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board	February 22, 2019
Christopher J. Murphy III	and Chief Executive Officer

/s/ JAMES R. SEITZ	President	February 22, 2019
James R. Seitz

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 22, 2019
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 22, 2019
John B. Griffith	and General Counsel

/s/ MELODY BIRMINGHAM-BYRD	Director	February 22, 2019
Melody Birmingham-Byrd

/s/ DANIEL B. FITZPATRICK	Director	February 22, 2019
Daniel B. Fitzpatrick

/s/ LISA W. HERSHMAN	Director	February 22, 2019
Lisa W. Hershman

/s/ NAJEEB A. KHAN	Director	February 22, 2019
Najeeb A. Khan

/s/ VINOD M. KHILNANI	Director	February 22, 2019
Vinod M. Khilnani

/s/ REX MARTIN	Director	February 22, 2019
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 22, 2019
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 22, 2019
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 22, 2019
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 22, 2019
Mark D. Schwabero