Form 10-Q
period 2019-03-31
1ST SOURCE CORP
filed 2019-04-18
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 12, 2019 — 25,667,953 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$64,619	$94,907
Federal funds sold and interest bearing deposits with other banks	3,062	4,172
Investment securities available-for-sale	1,002,809	990,129
Other investments	28,404	28,404
Mortgages held for sale	9,210	11,290
Loans and leases, net of unearned discount:
Commercial and agricultural	1,146,031	1,073,205
Auto and light truck	554,078	559,987
Medium and heavy duty truck	285,631	283,544
Aircraft	830,437	803,111
Construction equipment	641,035	645,239
Commercial real estate	818,459	809,886
Residential real estate and home equity	514,719	523,855
Consumer	135,797	136,637
Total loans and leases	4,926,187	4,835,464
Reserve for loan and lease losses	(101,852)	(100,469)
Net loans and leases	4,824,335	4,734,995
Equipment owned under operating leases, net	131,594	134,440
Net premises and equipment	51,357	52,139
Goodwill and intangible assets	83,992	83,998
Accrued income and other assets	179,704	159,271
Total assets	$6,379,086	$6,293,745

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,146,647	$1,217,120
Interest-bearing deposits:
Interest-bearing demand	1,560,840	1,614,959
Savings	851,564	822,477
Time	1,565,040	1,467,766
Total interest-bearing deposits	3,977,444	3,905,202
Total deposits	5,124,091	5,122,322
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	149,172	113,627
Other short-term borrowings	106,216	85,717
Total short-term borrowings	255,388	199,344
Long-term debt and mandatorily redeemable securities	71,439	71,123
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	88,303	78,602
Total liabilities	5,597,985	5,530,155

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2019 and December 31, 2018	436,538	436,538
Retained earnings	414,428	398,980
Cost of common stock in treasury (2,537,741 shares at March 31, 2019 and 2,421,946 shares at December 31, 2018)	(69,136)	(62,760)
Accumulated other comprehensive loss	(3,408)	(10,676)
Total shareholders’ equity	778,422	762,082
Noncontrolling interests	$2,679	$1,508
Total equity	$781,101	$763,590
Total liabilities and equity	$6,379,086	$6,293,745
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans and leases	$62,683	$53,691
Investment securities, taxable	5,515	4,608
Investment securities, tax-exempt	385	531
Other	438	408
Total interest income	69,021	59,238
Interest expense:
Deposits	11,470	6,562
Short-term borrowings	931	776
Subordinated notes	928	883
Long-term debt and mandatorily redeemable securities	744	485
Total interest expense	14,073	8,706
Net interest income	54,948	50,532
Provision for loan and lease losses	4,918	3,786
Net interest income after provision for loan and lease losses	50,030	46,746
Noninterest income:
Trust and wealth advisory	4,858	5,188
Service charges on deposit accounts	2,498	2,484
Debit card	3,220	3,103
Mortgage banking	936	884
Insurance commissions	2,174	1,958
Equipment rental	7,982	7,755
Losses on investment securities available-for-sale	—	(345)
Other	2,456	2,780
Total noninterest income	24,124	23,807
Noninterest expense:
Salaries and employee benefits	23,495	22,531
Net occupancy	2,772	2,866
Furniture and equipment	6,024	5,455
Depreciation – leased equipment	6,524	6,428
Professional fees	1,598	2,017
Supplies and communication	1,493	1,553
FDIC and other insurance	645	698
Business development and marketing	949	1,533
Loan and lease collection and repossession	1,361	951
Other	343	1,525
Total noninterest expense	45,204	45,557
Income before income taxes	28,950	24,996
Income tax expense	6,754	5,880
Net income	$22,196	$19,116
Net (income) loss attributable to noncontrolling interests	—	—
Net income available to common shareholders	22,196	19,116
Per common share:
Basic net income per common share	$0.86	$0.73
Diluted net income per common share	$0.86	$0.73
Cash dividends	$0.27	$0.22
Basic weighted average common shares outstanding	25,759,186	25,950,386
Diluted weighted average common shares outstanding	25,759,186	25,950,386
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$22,196	$19,116
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of available-for-sale securities	9,573	(9,414)
Reclassification adjustment for realized losses included in net income	—	345
Income tax effect	(2,305)	2,184
Other comprehensive income (loss), net of tax	7,268	(6,885)
Comprehensive income	29,464	12,231
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive income available to common shareholders	$29,464	$12,231
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537	$—	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—	—	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537	—	718,537
Net income	—	—	19,116	—	—	19,116	—	19,116
Other comprehensive loss	—	—	—	—	(6,885)	(6,885)	—	(6,885)
Issuance of 34,191 common shares under stock based compensation awards	—	—	535	811	—	1,346	—	1,346
Cost of 15,784 shares of common stock acquired for treasury	—	—	—	(785)	—	(785)	—	(785)
Common stock dividend ($0.22 per share)	—	—	(5,720)	—	—	(5,720)	—	(5,720)
Balance at March 31, 2018	$—	$436,538	$354,608	$(54,602)	$(10,935)	$725,609	$—	725,609

Balance at January 1, 2019	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	22,196	—	—	22,196	—	22,196
Other comprehensive income	—	—	—	—	7,268	7,268	—	7,268
Issuance of 38,365 common shares under stock based compensation awards	—	—	533	882	—	1,415	—	1,415
Cost of 154,160 shares of common stock acquired for treasury	—	—	—	(7,258)	—	(7,258)	—	(7,258)
Common stock dividend ($0.27 per share)	—	—	(6,980)	—	—	(6,980)	—	(6,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,171	1,171
Balance at March 31, 2019	$—	$436,538	$414,428	$(69,136)	$(3,408)	$778,422	$2,679	$781,101
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$22,196	$19,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,918	3,786
Depreciation of premises and equipment	1,466	1,321
Depreciation of equipment owned and leased to others	6,524	6,428
Stock-based compensation	673	880
Amortization of investment securities premiums and accretion of discounts, net	824	764
Amortization of mortgage servicing rights	233	236
Deferred income taxes	444	(7,531)
Losses on investment securities available-for-sale	—	345
Originations of loans held for sale, net of principal collected	(19,966)	(17,032)
Proceeds from the sales of loans held for sale	22,534	21,960
Net gain on sale of loans held for sale	(488)	(431)
Net gain on sale of other real estate and repossessions	(167)	(6)
Net (gain) loss on sale of premises and equipment	(1,288)	2
Change in interest receivable	(2,696)	(1,806)
Change in interest payable	2,427	1,120
Change in other assets	1,808	4,825
Change in other liabilities	(7,814)	323
Other	598	(30)
Net change in operating activities	32,226	34,270
Investing activities:
Proceeds from sales of investment securities available-for-sale	—	11,739
Proceeds from maturities and paydowns of investment securities available-for-sale	28,840	47,265
Purchases of investment securities available-for-sale	(33,072)	(107,225)
Proceeds from liquidation of partnership investment	—	1,868
Net change in other investments	—	(1,312)
Loans sold or participated to others	2,862	14,310
Net change in loans and leases	(106,059)	(178,326)
Net change in equipment owned under operating leases	(3,678)	(10,976)
Purchases of premises and equipment	(2,821)	(1,566)
Proceeds from disposal of premises and equipment	3,426	17
Proceeds from sales of other real estate and repossessions	4,044	425
Net change in investing activities	(106,458)	(223,781)
Financing activities:
Net change in demand deposits and savings accounts	(95,505)	(81,827)
Net change in time deposits	97,274	110,422
Net change in short-term borrowings	56,044	141,369
Payments on long-term debt	(1,718)	(636)
Acquisition of treasury stock	(7,258)	(785)
Contributions from noncontrolling interests	1,171	—
Cash dividends paid on common stock	(7,174)	(5,913)
Net change in financing activities	42,834	162,630

Net change in cash and cash equivalents	(31,398)	(26,881)
Cash and cash equivalents, beginning of year	99,079	78,033
Cash and cash equivalents, end of period	$67,681	$51,152
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$8,939	$259
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	300	583
Right of use assets obtained in exchange for lease obligations	1,058	—
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2018 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment. Effective January 1, 2019, as part of the new leasing standard, only those costs incurred as a direct result of closing a lease transaction can be capitalized. All existing deferrals will continue to be amortized over the estimated life of the lease while all new incremental direct costs will be expensed immediately.
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
Equipment Owned Under Operating Leases – As a lessor, the Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Consolidated Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three to seven years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported as noninterest income. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported as Noninterest Expense on the Consolidated Statements of Income. For automobile leases, fair value is based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company. The Company is responsible for the payment of personal property taxes which is reported as Other Expense on the Consolidated Statements of Income. The lessee is responsible for reimbursing the Company for personal property taxes which is reported as Other Income on the Consolidated Statements of Income. The Company excludes sales taxes and other similar taxes from being reported as lease revenue with an associated expense.
Lease Commitments – The Company leases certain banking center locations, office space, land and billboards. In determining whether a contract contains a lease, the Company examines the contract to ensure an asset was specifically identified and that the Company has control of use over the asset. To determine whether a lease is classified as operating or finance, the Company performs an economic life test on all building leases with greater than a twenty year term. Further, the Company performs a fair value test to identify any leases that have a present value of future lease payments over the lease term that is greater than 90% of the fair value of the building. The Company only capitalizes leases with an initial lease liability equal to or over $2,000.
At lease inception, the Company determines the lease term by adding together the minimum lease term and all optional renewal periods that it is reasonably certain to renew. The Company determines this on each lease by considering all relevant contract-based, asset-based, market-based, and entity-based economic factors. Generally, the exercise of lease renewal options is at the Company’s sole discretion. The lease term is used to determine whether a lease is operating or finance and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term.
Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense and variable lease costs are included in Net Occupancy Expense on the Company’s Consolidated Statements of Income. Included in variable lease costs are leases with rent escalations based on recent financial indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs. Certain leases require the Company to pay common area maintenance, real estate taxes, insurance and other operating expenses associated with the leases premises. These expenses are classified in Net Occupancy Expense, consistent with similar costs for owned locations. There are no residual value guarantees or restrictions or covenants imposed by leases.
The Company accounts for lease and nonlease components together as a single lease component by class of underlying asset. Operating lease obligations with an initial term longer than 12 months are recorded with a right of use asset and a lease liability in the Consolidated Statements of Financial Condition. Operating lease obligations with an initial term of 12 months or less are expensed in the Consolidated Statements of Income on a straight-line basis over the lease term.
The discount rate used in determining the lease liability and related right of use asset is based upon what would be obtained by the Company for similar loans as an incremental rate as of the date of origination or renewal.

Revenue Recognition – The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and leases and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through 1st Source Bank (Bank) and its subsidiaries.
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
Note 2 — Recent Accounting Pronouncements
Leases: In March 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-01 “Leases (Topic 842): Codification Improvements.” These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The ASU also requires lessors within the scope of Topic 842, Financial Services-Depository Lending, to present all “principal payments received under leases” within investing activities on the Consolidated Statements of Cash Flows. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. An entity should apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The Company adopted Topic 842 on January 1, 2019 and applied the amendments in ASU 2019-01 as of the same date and it did not have a material impact on its accounting and disclosures.
Intangibles - Internal-Use Software: In August 2018, the FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is assessing ASU 2018-15 and the impact on its accounting and disclosures.
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

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
U.S. Treasury and Federal agencies securities	$537,895	$737	$(3,226)	$535,406
U.S. States and political subdivisions securities	88,501	518	(263)	88,756
Mortgage-backed securities — Federal agencies	332,342	1,520	(3,921)	329,941
Corporate debt securities	47,860	312	(166)	48,006
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,007,298	$3,087	$(7,576)	$1,002,809

December 31, 2018
U.S. Treasury and Federal agencies securities	$537,913	$196	$(6,886)	$531,223
U.S. States and political subdivisions securities	95,346	172	(936)	94,582
Mortgage-backed securities — Federal agencies	324,390	718	(6,875)	318,233
Corporate debt securities	45,843	—	(451)	45,392
Foreign government and other securities	700	—	(1)	699
Total debt securities available-for-sale	$1,004,192	$1,086	$(15,149)	$990,129
At March 31, 2019 and December 31, 2018, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2019. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$141,236	$140,922
Due after one year through five years	526,676	524,765
Due after five years through ten years	7,044	7,181
Due after ten years	—	—
Mortgage-backed securities	332,342	329,941
Total debt securities available-for-sale	$1,007,298	$1,002,809

The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2019, the Company's available-for-sale securities portfolio consisted of 620 securities, 322 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U.S. Treasury and Federal agencies securities	$—	$—	$417,740	$(3,226)	$417,740	$(3,226)
U.S. States and political subdivisions securities	1,367	(1)	32,560	(262)	33,927	(263)
Mortgage-backed securities - Federal agencies	26,788	(73)	192,836	(3,848)	219,624	(3,921)
Corporate debt securities	4,962	—	18,007	(166)	22,969	(166)
Foreign government and other securities	700	—	—	—	700	—
Total debt securities available-for-sale	$33,817	$(74)	$661,143	$(7,502)	$694,960	$(7,576)

December 31, 2018
U.S. Treasury and Federal agencies securities	$55,491	$(177)	$424,269	$(6,709)	$479,760	$(6,886)
U.S. States and political subdivisions securities	21,059	(61)	45,365	(875)	66,424	(936)
Mortgage-backed securities - Federal agencies	65,554	(511)	198,221	(6,364)	263,775	(6,875)
Corporate debt securities	21,496	(143)	23,896	(308)	45,392	(451)
Foreign government and other securities	699	(1)	—	—	699	(1)
Total debt securities available-for-sale	$164,299	$(893)	$691,751	$(14,256)	$856,050	$(15,149)
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
At March 31, 2019, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Gross realized gains	$—	$2
Gross realized losses	—	(347)
OTTI losses	—	—
Net realized gains (losses)	$—	$(345)
At March 31, 2019 and December 31, 2018, investment securities available-for-sale with carrying values of $257.94 million and $242.31 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
The loan and lease portfolio includes direct financing leases, which are included in commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft, and construction equipment on the Consolidated Statements of Financial Condition.

The following table shows the the components of the investment in direct finance leases at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Direct finance leases:
Minimum lease payments	$249,069	$257,398
Estimated unguaranteed residual values	41	41
Less: Unearned income	(45,420)	(46,709)
Net investment in lease financing	$203,690	$210,730
To mitigate this risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of our leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds.
The following table shows direct financing minimum lease payments receivable for the next five years 2019 through 2023 and thereafter.

(Dollars in thousands)
2019	$39,791
2020	46,697
2021	39,067
2022	36,643
2023	31,450
Thereafter	55,421
Total	$249,069
Interest income recognized from direct financing lease payments for the three months ended March 31, 2019 and 2018 was $2.78 million and $2.57 million, respectively.
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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2019
Commercial and agricultural	$1,117,440	$28,591	$1,146,031
Auto and light truck	534,407	19,671	554,078
Medium and heavy duty truck	284,208	1,423	285,631
Aircraft	802,373	28,064	830,437
Construction equipment	623,140	17,895	641,035
Commercial real estate	799,662	18,797	818,459
Total	$4,161,230	$114,441	$4,275,671

December 31, 2018
Commercial and agricultural	$1,043,019	$30,186	$1,073,205
Auto and light truck	528,174	31,813	559,987
Medium and heavy duty truck	281,834	1,710	283,544
Aircraft	768,442	34,669	803,111
Construction equipment	625,579	19,660	645,239
Commercial real estate	787,376	22,510	809,886
Total	$4,034,424	$140,548	$4,174,972
For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2019
Residential real estate and home equity	$512,927	$1,792	$514,719
Consumer	135,578	219	135,797
Total	$648,505	$2,011	$650,516

December 31, 2018
Residential real estate and home equity	$521,846	$2,009	$523,855
Consumer	136,423	214	136,637
Total	$658,269	$2,223	$660,492

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2019
Commercial and agricultural	$1,142,979	$84	$—	$—	$1,143,063	$2,968	$1,146,031
Auto and light truck	548,752	1,024	148	—	549,924	4,154	554,078
Medium and heavy duty truck	285,539	23	—	—	285,562	69	285,631
Aircraft	818,494	9,106	1,585	—	829,185	1,252	830,437
Construction equipment	639,039	580	—	—	639,619	1,416	641,035
Commercial real estate	816,251	277	—	—	816,528	1,931	818,459
Residential real estate and home equity	511,627	819	481	151	513,078	1,641	514,719
Consumer	134,808	629	141	28	135,606	191	135,797
Total	$4,897,489	$12,542	$2,355	$179	$4,912,565	$13,622	$4,926,187

December 31, 2018
Commercial and agricultural	$1,070,530	$22	$—	$—	$1,070,552	$2,653	$1,073,205
Auto and light truck	544,022	3,154	1,437	—	548,613	11,374	559,987
Medium and heavy duty truck	283,284	154	—	—	283,438	106	283,544
Aircraft	790,233	4,149	1,168	—	795,550	7,561	803,111
Construction equipment	641,270	1,643	—	—	642,913	2,326	645,239
Commercial real estate	807,793	109	—	—	807,902	1,984	809,886
Residential real estate and home equity	520,124	1,267	455	295	522,141	1,714	523,855
Consumer	135,591	682	150	73	136,496	141	136,637
Total	$4,792,847	$11,180	$3,210	$368	$4,807,605	$27,859	$4,835,464

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
March 31, 2019
With no related reserve recorded:
Commercial and agricultural	$2,269	$2,269	$—
Auto and light truck	590	590	—
Medium and heavy duty truck	—	—	—
Aircraft	1,251	1,251	—
Construction equipment	471	471	—
Commercial real estate	1,117	1,117	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,698	5,698	—
With a reserve recorded:
Commercial and agricultural	504	504	42
Auto and light truck	3,365	3,365	488
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	922	922	149
Commercial real estate	727	727	20
Residential real estate and home equity	342	344	124
Consumer	—	—	—
Total with a reserve recorded	5,860	5,862	823
Total impaired loans	$11,558	$11,560	$823

December 31, 2018
With no related reserve recorded:
Commercial and agricultural	$2,471	$2,471	$—
Auto and light truck	7,504	7,504	—
Medium and heavy duty truck	106	106	—
Aircraft	556	556	—
Construction equipment	905	905	—
Commercial real estate	1,131	1,131	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	12,673	12,673	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	3,840	3,840	372
Medium and heavy duty truck	—	—	—
Aircraft	7,004	7,004	1,255
Construction equipment	1,340	1,340	279
Commercial real estate	759	759	51
Residential real estate and home equity	344	346	126
Consumer	—	—	—
Total with a reserve recorded	13,287	13,289	2,083
Total impaired loans	$25,960	$25,962	$2,083

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$2,821	$—	$2,843	$—
Auto and light truck	5,003	—	7,827	—
Medium and heavy duty truck	54	—	347	—
Aircraft	5,445	—	3,069	—
Construction equipment	1,929	—	1,330	—
Commercial real estate	1,859	—	3,696	—
Residential real estate and home equity	343	5	350	4
Consumer	—	—	—	—
Total	$17,454	$5	$19,462	$4

There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three months ended March 31, 2019 and 2018. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2019 and 2018 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2019 and 2018. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Performing TDRs	$342	$344
Nonperforming TDRs	229	316
Total TDRs	$571	$660

Note 5 — Reserve for Loan and Lease Losses
The reserve for loan and lease loss methodology has been consistently applied for several years, with enhancements instituted periodically. Reserve ratios are reviewed quarterly and revised periodically to reflect recent loss history and to incorporate current risks and trends which may not be recognized in historical data. As the historical charge-off analysis is updated, the Company reviews the look-back periods for each business loan portfolio. Furthermore, a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency is performed in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. The Company adjusts the calculated historical based ratio as a result of the analysis of environmental factors, principally economic risk and concentration risk. Key economic factors affecting the portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Lower Michigan in the business banking and commercial real estate portfolios and by collateral concentration in the specialty finance portfolios and exposure to foreign markets by geographic risk.

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2019 and 2018.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2019
Balance, beginning of period	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	79	409	—	3,000	195	—	21	250	3,954
Recoveries	34	9	—	185	104	9	3	75	419
Net charge-offs (recoveries)	45	400	—	2,815	91	(9)	18	175	3,535
Provision (recovery of provision)	1,289	(30)	106	3,208	52	120	(21)	194	4,918
Balance, end of period	$18,307	$14,259	$4,409	$33,440	$10,883	$15,834	$3,386	$1,334	$101,852

March 31, 2018
Balance, beginning of period	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	25	316	—	29	5	7	11	163	556
Recoveries	49	6	—	44	19	21	6	73	218
Net charge-offs (recoveries)	(24)	310	—	(15)	(14)	(14)	5	90	338
Provision (recovery of provision)	1,357	1,017	(351)	202	1,560	(36)	(96)	133	3,786
Balance, end of period	$17,609	$10,810	$4,493	$34,836	$10,917	$14,770	$3,565	$1,331	$98,331

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2019
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$42	$488	$—	$—	$149	$20	$124	$—	$823
Ending balance, collectively evaluated for impairment	18,265	13,771	4,409	33,440	10,734	15,814	3,262	1,334	101,029
Total reserve for loan and lease losses	$18,307	$14,259	$4,409	$33,440	$10,883	$15,834	$3,386	$1,334	$101,852

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,773	$3,955	$—	$1,251	$1,393	$1,844	$342	$—	$11,558
Ending balance, collectively evaluated for impairment	1,143,258	550,123	285,631	829,186	639,642	816,615	514,377	135,797	4,914,629
Total recorded investment in loans	$1,146,031	$554,078	$285,631	$830,437	$641,035	$818,459	$514,719	$135,797	$4,926,187

December 31, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$372	$—	$1,255	$279	$51	$126	$—	$2,083
Ending balance, collectively evaluated for impairment	17,063	14,317	4,303	31,792	10,643	15,654	3,299	1,315	98,386
Total reserve for loan and lease losses	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,471	$11,344	$106	$7,560	$2,245	$1,890	$344	$—	$25,960
Ending balance, collectively evaluated for impairment	1,070,734	548,643	283,438	795,551	642,994	807,996	523,511	136,637	4,809,504
Total recorded investment in loans	$1,073,205	$559,987	$283,544	$803,111	$645,239	$809,886	$523,855	$136,637	$4,835,464
Note 6 — Operating Leases
As a lessor, the Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases.
The following table shows the summary of the gross investment in operating lease equipment and accumulated depreciation.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Operating leases:
Gross investment in operating lease financing	$198,984	$199,954
Accumulated depreciation	(67,390)	(65,514)
Net investment in operating lease financing	$131,594	$134,440
The following table shows minimum future lease rental payments due from clients on operating lease equipment at March 31, 2019.

(Dollars in thousands)
2019	$23,462
2020	33,623
2021	19,570
2022	11,578
2023	6,037
Thereafter	2,774
Total	$97,044
Income related to operating lease equipment rental for the three months ended March 31, 2019 and 2018 was $7.98 million and $7.76 million, respectively. Depreciation expense related to operating leased equipment for the three months ended March 31, 2019 and 2018 was $6.52 million and $6.43 million, respectively.

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended March 31, 2019 was $0.24 million. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2019 was $0.24 million.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $735.50 million and $734.30 million at March 31, 2019 and December 31, 2018, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Mortgage servicing rights:
Balance at beginning of period	$4,283	$4,349
Additions	197	243
Amortization	(233)	(236)
Sales	—	—
Carrying value before valuation allowance at end of period	4,247	4,356
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,247	$4,356
Fair value of mortgage servicing rights at end of period	$6,677	$7,389

At March 31, 2019 and 2018, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $2.43 million and $3.03 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.62 million and $0.66 million for the three months ended March 31, 2019 and 2018, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
Note 8 — Commitments and Financial Instruments with Off-Balance-Sheet Risk
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of March 31, 2019.

(Dollars in thousands)	Statement of Financial Condition classification	March 31, 2019
Operating lease right of use assets	Accrued income and other assets	$10,409
Operating lease liabilities	Accrued expenses and other liabilities	$10,801

The following table shows the components of operating leases expense for the three months ended March 31, 2019.

(Dollars in thousands)	Statement of Income classification	Three Months Ended March 31, 2019
Operating lease cost	Net occupancy expense	$878
Short-term lease cost	Net occupancy expense	3
Variable lease cost	Net occupancy expense	—
Total operating lease cost		$881
Gross rental expense for the three months ended March 31, 2018 was $0.94 million.
The following table shows future minimum rental commitments for all noncancellable operating leases for the next five years and thereafter.

(Dollars in thousands)
2019	$2,479
2020	3,581
2021	2,391
2022	1,133
2023	425
Thereafter	1,706
Total lease payments	11,715
Less: imputed interest	(914)
Present value of operating lease liabilities	$10,801
The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at March 31, 2019.

(Dollars in thousands)	March 31, 2019
Weighted average remaining lease term	4.89 years
Weighted average discount rate	3.02%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$948
During the three months ended March 31, 2019, the Company recognized a net gain on the sale of an office building in the amount of $1.32 million. The Company commenced an operating lease with the buyer of the building to lease a portion of it for office space resulting in a new right of use asset and operating lease liability.
There are no new significant leases that have not yet commenced as of March 31, 2019.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Amounts of commitments:
Loan commitments to extend credit	$1,068,340	$1,095,053
Standby letters of credit	$29,830	$31,133
Commercial and similar letters of credit	$2,427	$2,500
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
Note 9 — Derivative Financial Instruments
Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments. See Note 8 for further information.
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2019
Interest rate swap contracts	$908,503	Other assets	$10,375	Other liabilities	$10,558
Loan commitments	11,671	Mortgages held for sale	189	N/A	—
Forward contracts - mortgage loan	16,334	N/A	—	Mortgages held for sale	125
Total	$936,508		$10,564		$10,683

December 31, 2018
Interest rate swap contracts	$855,848	Other assets	$7,124	Other liabilities	$7,250
Loan commitments	5,871	Mortgages held for sale	112	N/A	—
Forward contracts - mortgage loan	14,087	N/A	—	Mortgages held for sale	135
Total	$875,806		$7,236		$7,385

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2019	2018
Interest rate swap contracts	Other expense	$(57)	$(1)
Interest rate swap contracts	Other income	279	333
Loan commitments	Mortgage banking	77	(4)
Forward contracts - mortgage loan	Mortgage banking	10	3
Total		$309	$331

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019
Interest rate swaps	$10,375	$—	$10,375	$—	$90	$10,285

December 31, 2018
Interest rate swaps	$7,128	$4	$7,124	$177	$610	$6,337

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2019
Interest rate swaps	$10,558	$—	$10,558	$9,761	$—	$797
Repurchase agreements	112,172	—	112,172	112,172	—	—
Total	$122,730	$—	$122,730	$121,933	$—	$797

December 31, 2018
Interest rate swaps	$7,254	$4	$7,250	$1,700	$—	$5,550
Repurchase agreements	103,627	—	103,627	103,627	—	—
Total	$110,881	$4	$110,877	$105,327	$—	$5,550
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2019 and December 31, 2018, repurchase agreements had a remaining contractual maturity of $109.89 million and $102.34 million in overnight and $2.28 million and $1.29 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
Note 10 — Variable Interest Entities
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

The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.35 million and $0.32 million, for the three months ended March 31, 2019 and 2018, respectively. The Company also recognized $1.60 million and $8.15 million of investment tax credits for the three months ended March 31, 2019 and 2018, respectively.
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
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Investment carrying amount	$12,999	$15,083
Unfunded capital and other commitments	4,692	6,449
Maximum exposure to loss	40,199	40,705
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At March 31, 2019 and December 31, 2018, approximately $21.72 million and $8.38 million of the Company’s assets and $18.75 million and $6.70 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at March 31, 2019.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	4.27%	9/15/2037
Total	$58,764

(1) Fixed rate through life of debt.
(2) 3-Month LIBOR +1.48% through remaining life of debt.

Note 11 — Earnings Per Share
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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2019 and 2018.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2019	2018
Distributed earnings allocated to common stock	$6,966	$5,704
Undistributed earnings allocated to common stock	15,102	13,278
Net earnings allocated to common stock	22,068	18,982
Net earnings allocated to participating securities	128	134
Net income allocated to common stock and participating securities	$22,196	$19,116

Weighted average shares outstanding for basic earnings per common share	25,759,186	25,950,386
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	25,759,186	25,950,386

Basic earnings per common share	$0.86	$0.73
Diluted earnings per common share	$0.86	$0.73

Note 12 — Stock Based Compensation
As of March 31, 2019, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2018. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2019.

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
Total fair value of options vested and expensed was zero for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and 2018 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2019 and 2018. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2019, there was $6.56 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.39 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2019	2018
Realized losses included in net income	$—	$(345)	Losses on investment securities available-for-sale
	—	(345)	Income before income taxes
Tax effect	—	83	Income tax expense
Net of tax	$—	$(262)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2019 and December 31, 2018. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2019 and 2018, the Company recognized $0.00 million and $0.01 million in interest or penalties, respectively. There was no accrued interest and penalties at March 31, 2019 and December 31, 2018.
Tax years that remain open and subject to audit include the federal 2015-2018 years and the Indiana 2015-2018 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
Note 15 — Fair Value Measurements
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At March 31, 2019 and December 31, 2018, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2019
Mortgages held for sale reported at fair value	$9,210	$8,970	$240	(1)

December 31, 2018
Mortgages held for sale reported at fair value	$11,290	$11,076	$214	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,895	$501,511	$—	$535,406
U.S. States and political subdivisions securities	—	83,692	5,064	88,756
Mortgage-backed securities — Federal agencies	—	329,941	—	329,941
Corporate debt securities	—	48,006	—	48,006
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	33,895	963,850	5,064	1,002,809
Mortgages held for sale	—	9,210	—	9,210
Accrued income and other assets (interest rate swap agreements)	—	10,375	—	10,375
Total	$33,895	$983,435	$5,064	$1,022,394

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$10,558	$—	$10,558
Total	$—	$10,558	$—	$10,558

December 31, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,746	$497,477	$—	$531,223
U.S. States and political subdivisions securities	—	93,557	1,025	94,582
Mortgage-backed securities — Federal agencies	—	318,233	—	318,233
Corporate debt securities	—	45,392	—	45,392
Foreign government and other securities	—	699	—	699
Total debt securities available-for-sale	33,746	955,358	1,025	990,129
Mortgages held for sale	—	11,290	—	11,290
Accrued income and other assets (interest rate swap agreements)	—	7,124	—	7,124
Total	$33,746	$973,772	$1,025	$1,008,543

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$7,250	$—	$7,250
Total	$—	$7,250	$—	$7,250

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2019 and 2018.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2019	$1,025	$—	$1,025
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	19	—	19
Purchases	4,100	—	4,100
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(80)	—	(80)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2019	$5,064	$—	$5,064

Beginning balance January 1, 2018	$2,155	$710	$2,865
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	—	(2)	(2)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance March 31, 2018	$2,155	$708	$2,863
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2019 or 2018. No transfers between levels occurred during the three months ended March 31, 2019 or 2018.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2019
Debt securities available-for sale
Direct placement municipal securities	$5,064	Discounted cash flows	Credit spread assumption	2.51% - 2.94%

December 31, 2018
Debt securities available-for sale
Direct placement municipal securities	$1,025	Discounted cash flows	Credit spread assumption	0.17% - 3.02%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2019: impaired loans - $3.00 million; mortgage servicing rights - $0.00 million; repossessions - $1.10 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2019
Impaired loans - collateral based	$—	$—	$1,578	$1,578
Accrued income and other assets (mortgage servicing rights)	—	—	4,247	4,247
Accrued income and other assets (repossessions)	—	—	10,411	10,411
Accrued income and other assets (other real estate)	—	—	417	417
Total	$—	$—	$16,653	$16,653

December 31, 2018
Impaired loans - collateral based	$—	$—	$7,306	$7,306
Accrued income and other assets (mortgage servicing rights)	—	—	4,283	4,283
Accrued income and other assets (repossessions)	—	—	6,666	6,666
Accrued income and other assets (other real estate)	—	—	299	299
Total	$—	$—	$18,554	$18,554
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2019
Impaired loans	$1,578	$1,578	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 100%

Mortgage servicing rights	4,247	6,677	Discounted cash flows	Constant prepayment rate (CPR)	9.1% - 25.9%
				Discount rate	9.8% - 12.6%

Repossessions	10,411	10,883	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 6%

Other real estate	417	424	Appraisals	Discount for lack of marketability	0% - 9%

December 31, 2018
Impaired loans	$7,306	$7,306	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,283	7,238	Discounted cash flows	Constant prepayment rate (CPR)	7.2% - 24.8%
				Discount rate	10.3% - 13.1%

Repossessions	6,666	6,991	Appraisals, trade publications and auction values	Discount for lack of marketability	4% - 6%

Other real estate	299	305	Appraisals	Discount for lack of marketability	0% - 10%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Cash and due from banks	$64,619	$64,619	$64,619	$—	$—
Federal funds sold and interest bearing deposits with other banks	3,062	3,062	3,062	—	—
Investment securities, available-for-sale	1,002,809	1,002,809	33,895	963,850	5,064
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	9,210	9,210	—	9,210	—
Loans and leases, net of reserve for loan and lease losses	4,824,335	4,802,938	—	—	4,802,938
Mortgage servicing rights	4,247	6,677	—	—	6,677
Accrued interest receivable	21,576	21,576	—	21,576	—
Interest rate swaps	10,375	10,375	—	10,375	—
Liabilities:
Deposits	$5,124,091	$5,121,098	$3,559,051	$1,562,047	$—
Short-term borrowings	255,388	255,388	148,284	107,104	—
Long-term debt and mandatorily redeemable securities	71,439	69,724	—	69,724	—
Subordinated notes	58,764	55,484	—	55,484	—
Accrued interest payable	11,377	11,377	—	11,377	—
Interest rate swaps	10,558	10,558	—	10,558	—
Off-balance-sheet instruments *	—	247	—	247	—

December 31, 2018
Assets:
Cash and due from banks	$94,907	$94,907	$94,907	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,172	4,172	4,172	—	—
Investment securities, available-for-sale	990,129	990,129	33,746	955,358	1,025
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	11,290	11,290	—	11,290	—
Loans and leases, net of reserve for loan and lease losses	4,734,995	4,689,267	—	—	4,689,267
Mortgage servicing rights	4,283	7,238	—	—	7,238
Accrued interest receivable	18,880	18,880	—	18,880	—
Interest rate swaps	7,124	7,124	—	7,124	—
Liabilities:
Deposits	$5,122,322	$5,111,711	$3,654,556	$1,457,155	$—
Short-term borrowings	199,344	199,344	113,734	85,610	—
Long-term debt and mandatorily redeemable securities	71,123	68,751	—	68,751	—
Subordinated notes	58,764	45,874	—	45,874	—
Accrued interest payable	8,950	8,950	—	8,950	—
Interest rate swaps	7,250	7,250	—	7,250	—
Off-balance-sheet instruments *	—	259	—	259	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2019, as compared to December 31, 2018, and the results of operations for the three months ended March 31, 2019 and 2018. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2018 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2018, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at March 31, 2019 were $6.38 billion, an increase of $85.34 million or 1.36% from December 31, 2018. Total investment securities, available-for-sale were $1.00 billion, an increase of $12.68 million or 1.28% from December 31, 2018. Federal funds sold and interest bearing deposits with other banks were $3.06 million, a decrease of $1.11 million or 26.61% from December 31, 2018.
Total loans and leases were $4.93 billion, an increase of $90.72 million or 1.88% from December 31, 2018. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $221.33 million and $224.44 million as of March 31, 2019 and December 31, 2018, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $86.17 million and $128.31 million as of March 31, 2019, respectively, compared to $83.90 million and $127.16 million as of December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018 there was not a significant concentration in any other country. Solar loan and lease outstandings were $111.07 million as of March 31, 2019, an increase of $15.08 million or 15.70% from the $96.00 million at December 31, 2018. Solar loan and lease outstandings are included in commercial and agricultural loans. Equipment owned under operating leases was $131.59 million, a decrease of $2.85 million, or 2.12% compared to December 31, 2018.
Total deposits were $5.12 billion, an increase of $1.77 million or 0.03% from the end of 2018. Short-term borrowings were $255.39 million, an increase of $56.04 million or 28.11% from December 31, 2018. Long-term debt and mandatorily redeemable securities were $71.44 million, an increase of $0.32 million or 0.44% from December 31, 2018.

The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Accrued income and other assets:
Bank owned life insurance cash surrender value	$67,939	$67,434
Operating lease right of use assets	10,409	—
Accrued interest receivable	21,576	18,880
Mortgage servicing rights	4,247	4,283
Other real estate	417	299
Repossessions	10,411	6,666
All other assets	64,705	61,709
Total accrued income and other assets	$179,704	$159,271

CAPITAL
As of March 31, 2019, total shareholders’ equity was $778.42 million, up $16.34 million, or 2.14% from the $762.08 million at December 31, 2018. In addition to net income of $22.20 million, other significant changes in shareholders’ equity during the first three months of 2019 included $7.26 million of common stock acquired for treasury and $6.98 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity totaled $3.41 million at March 31, 2019, compared to $10.68 million at December 31, 2018. Our equity-to-assets ratio was 12.20% as of March 31, 2019, compared to 12.11% at December 31, 2018. Book value per common share rose to $30.33 at March 31, 2019, from $29.56 at December 31, 2018.
We declared and paid cash dividends per common share of $0.27 during the first quarter of 2019. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 30.79%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2019, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$833,742	14.58%	$457,587	8.00%	$600,583	10.50%	$571,984	10.00%
1st Source Bank	758,438	13.25	457,766	8.00	600,817	10.50	572,207	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	761,832	13.32	343,190	6.00	486,186	8.50	457,587	8.00
1st Source Bank	686,501	12.00	343,324	6.00	486,376	8.50	457,766	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	702,153	12.28	257,393	4.50	400,389	7.00	371,790	6.50
1st Source Bank	683,822	11.95	257,493	4.50	400,545	7.00	371,935	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	761,832	12.23	249,130	4.00	N/A	N/A	311,412	5.00
1st Source Bank	686,501	11.03	249,006	4.00	N/A	N/A	311,257	5.00
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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2019, we had $37.00 million of borrowings in the federal funds market. We could borrow $228.00 million in additional funds for a short time from these banks on a collective basis. As of March 31, 2019, we had $146.27 million outstanding in FHLB advances and could borrow an additional $401.43 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $758.73 million as of March 31, 2019.
Our loan to asset ratio was 77.22% at March 31, 2019 compared to 76.83% at December 31, 2018 and 77.52% at March 31, 2018. Cash and cash equivalents totaled $67.68 million at March 31, 2019 compared to $99.08 million at December 31, 2018 and $51.15 million at March 31, 2018. At March 31, 2019, the Statement of Financial Condition was rate sensitive by $384.03 million more assets than liabilities scheduled to reprice within one year, or approximately 1.15%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $650 million.
RESULTS OF OPERATIONS
Net income for the three month period ended March 31, 2019 was $22.20 million, compared to $19.12 million for the same period in 2018. Diluted net income per common share was $0.86 for the three month period ended March 31, 2019, compared to $0.73 for the same period in 2018. Return on average common shareholders’ equity was 11.61% for the three months ended March 31, 2019, compared to 10.67% in 2018. The return on total average assets was 1.43% for the three months ended March 31, 2019, compared to 1.31% in 2018.
Net income increased for the three months ended March 31, 2019 compared to the first three months of 2018. Net interest income increased which was offset by an increase in the provision for loan and lease losses. Details of the changes in the various components of net income are discussed further below.

NET INTEREST INCOME
The following tables provide an analysis of net interest income and illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$909,422	$5,515	2.46%	$895,204	$5,363	2.38%	$813,144	$4,608	2.30%
Tax exempt(1)	78,171	472	2.45%	81,652	516	2.51%	103,835	655	2.56%
Mortgages held for sale	8,826	101	4.64%	9,018	107	4.71%	7,719	80	4.20%
Loans and leases, net of unearned discount(1)	4,858,183	62,677	5.23%	4,835,995	62,270	5.11%	4,588,782	53,699	4.75%
Other investments	42,095	438	4.22%	51,607	452	3.47%	39,299	408	4.21%
Total earning assets(1)	5,896,697	69,203	4.76%	5,873,476	68,708	4.64%	5,552,779	59,450	4.34%
Cash and due from banks	63,886			67,437			61,395
Reserve for loan and lease losses	(101,697)			(99,182)			(95,707)
Other assets	431,500			428,813			421,107
Total assets	$6,290,386			$6,270,544			$5,939,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$3,934,921	$11,470	1.18%	$3,932,453	$10,345	1.04%	$3,702,882	$6,562	0.72%
Short-term borrowings	251,379	931	1.50%	241,979	718	1.18%	322,257	776	0.98%
Subordinated notes	58,764	928	6.40%	58,764	916	6.18%	58,764	883	6.09%
Long-term debt and mandatorily redeemable securities	70,481	744	4.28%	70,871	695	3.89%	70,311	485	2.80%
Total interest-bearing liabilities	4,315,545	14,073	1.32%	4,304,067	12,674	1.17%	4,154,214	8,706	0.85%
Noninterest-bearing deposits	1,124,441			1,155,495			1,005,557
Other liabilities	73,183			51,762			53,561
Shareholders’ equity	775,657			758,450			726,242
Noncontrolling interests	1,560			770			—
Total liabilities and equity	$6,290,386			$6,270,544			$5,939,574
Less: Fully tax-equivalent adjustments		(182)			(191)			(212)
Net interest income/margin (GAAP-derived)(1)		$54,948	3.78%		$55,843	3.77%		$50,532	3.69%
Fully tax-equivalent adjustments		182			191			212
Net interest income/margin - FTE(1)		$55,130	3.79%		$56,034	3.78%		$50,744	3.71%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2019 compared to the Quarter Ended March 31, 2018
The taxable-equivalent net interest income for the three months ended March 31, 2019 was $55.13 million, an increase of 8.64% over the same period in 2018. The net interest margin on a fully taxable-equivalent basis was 3.79% for the three months ended March 31, 2019, compared to 3.71% for the three months ended March 31, 2018.
During the three month period ended March 31, 2019, average earning assets increased $343.92 million or 6.19% over the comparable period in 2018. Average interest-bearing liabilities increased $161.33 million or 3.88%. The yield on average earning assets increased 42 basis points to 4.76% from 4.34% primarily due to higher rates on loans and leases and taxable investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 47 basis points to 1.32% from 0.85% as a result of the rising interest rate environment during 2018. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 9 basis points.

The largest contributor to the improved yield on average earning assets for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was an increase in yields on net loans and leases of 48 basis points primarily due to market conditions as a result of 2018 Federal interest rate increases. The improved yield on net loans and leases was also negatively impacted by 2 basis points due to net interest recoveries of $0.08 million in the first quarter of 2019 vs. net interest recoveries of $0.15 million in the first quarter of 2018. Average net loans and leases increased $269.40 million or 5.87% with the largest increases occurring within the commercial and agricultural and commercial real estate portfolios as a result of market demand. Total average investment securities increased $70.61 million or 7.70%. Average mortgages held for sale increased $1.11 million or 14.34%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $2.80 million or 7.11% from the first quarter of 2018.
Average interest-bearing deposits increased $232.04 million or 6.27% for the first quarter of 2019 over the same period in 2018 primarily due to organic customer growth and higher rates to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 46 basis points to 1.18% from 0.72%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates, and a shift in the deposit mix from the first quarter of 2018.
Average short-term borrowings decreased $70.88 million or 21.99% for the first quarter of 2019 compared to the same period in 2018. Interest paid on short-term borrowings increased 52 basis points due to 2018 Federal interest rate increases. Interest paid on subordinated notes increased 31 basis points during the first quarter of 2019 from the same period a year ago due to a variable rate on one traunche. Average long-term debt and mandatorily redeemable securities balances were relatively flat. Interest paid on long-term debt and mandatorily redeemable securities increased 148 basis points during the first quarter of 2019 from the same period in 2018 primarily due to higher rates on mandatorily redeemable securities.

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

		Three Months Ended
(Dollars in thousands)		March 31, 2019	December 31, 2018	March 31, 2018
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$69,021	$68,517	$59,238
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	95	94	88
(C)	- Tax-exempt investment securities	87	97	124
(D)	Interest income - FTE (A+B+C)	69,203	68,708	59,450
(E)	Interest expense (GAAP)	14,073	12,674	8,706
(F)	Net interest income (GAAP) (A–E)	54,948	55,843	50,532
(G)	Net interest income - FTE (D–E)	55,130	56,034	50,744
(H)	Annualization factor	4.056	3.967	4.056
(I)	Total earning assets	$5,896,697	$5,873,476	$5,552,779
	Net interest margin (GAAP-derived) (F*H)/I	3.78%	3.77%	3.69%
	Net interest margin - FTE (G*H)/I	3.79%	3.78%	3.71%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three month period ended March 31, 2019 was $4.92 million compared to a provision for loan and lease losses in the three month period ended March 31, 2018 of $3.79 million. Net charge-offs of $3.54 million were recorded for the first quarter 2019, compared to net charge-offs of $0.34 million for the same quarter a year ago.

The increase in the amount of the provision for the most recent quarter was principally driven by one large charge-off of $3 million and loan growth. Loan growth during the first quarter of 2019 was $90.72 million. A large syndicated aircraft account was placed in nonaccrual status during the second quarter of 2018 and significant charge-offs were recognized during 2018 and the first quarter of 2019. The remaining balance is less than $1 million, payment of which is anticipated to come from a final settlement of escrowed funds.
We continue to evaluate risks which may impact our loan portfolios. We believe geopolitical events have the potential to negatively impact the U.S. economy. Current concerns include slower growth projections for world economies and the sharp decline in global trade growth exacerbated by tariff disputes, particularly between China and the U.S. Political uncertainty continues in Latin America, with ongoing corruption scandals, fueling U.S. border concerns. Mexico’s economy is slowing and Brazil continues to require further structural reforms. Concerns continue to be heightened globally due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $221 million in foreign exposure. The aircraft industry was among the sectors affected most by the sluggish economy. Currently, the U.S. economy remains strong but the global economy is showing signs of weakness. The majority of our foreign exposure is in Mexico and Brazil. Brazil is beginning to show slow and steady recovery as it emerges from its worst recession in twenty-five years. However, the country continues to be plagued by corruption scandals and violence. Mexico’s economy is currently stronger but is exhibiting weakness which could lead to further deterioration. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On March 31, 2019, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.31%, relatively unchanged from 0.27% on March 31, 2018. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.07% compared to 2.10% one year ago. The decrease in the reserve as a percent of loans and leases outstanding was primarily due to charging off a significant exposure and lower special attention loan outstanding balances. A summary of loan and lease loss experience during the three months ended March 31, 2019 and 2018 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of March 31, 2019 and December 31, 2018 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Loans and leases past due 90 days or more	$178	$366	$123
Nonaccrual loans and leases	13,622	27,859	25,360
Other real estate	417	299	1,184
Repossessions	10,411	6,666	9,432
Equipment owned under operating leases	64	126	2
Total nonperforming assets	$24,692	$35,316	$36,101

Nonperforming assets as a percentage of loans and leases were 0.49% at March 31, 2019, 0.71% at December 31, 2018, and 0.74% at March 31, 2018. Nonperforming assets totaled $24.69 million at March 31, 2019, a decrease of 30.08% from the $35.32 million reported at December 31, 2018, and a 31.60% decrease from the $36.10 million reported at March 31, 2018. The decrease in nonperforming assets during the first three months of 2019 was related to lower nonaccrual loans and leases offset by an increase in repossessions. The decrease in nonperforming assets at March 31, 2019 from March 31, 2018 occurred primarily in nonaccrual loans and leases and lower other real estate offset by an increase in repossessions.
The decrease in nonaccrual loans and leases at March 31, 2019 from December 31, 2018 occurred primarily in the aircraft and auto and light truck portfolios. The decrease in nonaccrual loans and leases at March 31, 2019 from March 31, 2018 occurred primarily in the auto and light truck, aircraft, and commercial real estate portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2019 and December 31, 2018 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. Other real estate decreased over the past year due to sales of existing properties outpacing current foreclosures.

Repossessions consisted mainly of aircraft and auto and light trucks. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Commercial and agricultural	$22	$—	$—
Auto and light truck	5,293	440	167
Medium and heavy duty truck	—	15	—
Aircraft	4,400	6,209	8,735
Construction equipment	603	—	530
Commercial real estate	—	—	482
Residential real estate and home equity	417	299	702
Consumer	93	2	—
Total	$10,828	$6,965	$10,616

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$4,858	$5,188	(330)	(6.36)%
Service charges on deposit accounts	2,498	2,484	14	0.56%
Debit card	3,220	3,103	117	3.77%
Mortgage banking	936	884	52	5.88%
Insurance commissions	2,174	1,958	216	11.03%
Equipment rental	7,982	7,755	227	2.93%
Losses on investment securities available-for-sale	—	(345)	345	NM
Other	2,456	2,780	(324)	(11.65)%
Total noninterest income	$24,124	$23,807	317	1.33%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased during the three months ended March 31, 2019 compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2019, December 31, 2018, and March 31, 2018 was $4.18 billion, $3.94 billion, and $4.62 billion, respectively. The decrease in trust and wealth advisory fees compared to one year ago is primarily due to a reduction in the market value of trust assets under management due to stock market movements.
Service charges on deposit accounts were flat for the three months ended March 31, 2019 over the comparable period in 2018.
Debit card income improved in the three months ended March 31, 2019 over the same period a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2019.
Mortgage banking income increased in the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily caused by a higher volume of loans originated for the secondary market during the first quarter of 2019.
Insurance commissions were higher during the three months ended March 31, 2019 over the same period a year ago. The increase in insurance commissions was primarily due to an increased book of business and higher contingent commissions received.

Equipment rental income grew for the three months ended March 31, 2019 over the comparable period in 2018. The increase was the result of the average equipment rental portfolio growing 4% over the same period a year ago due to improving market conditions for equipment finance mainly in specialty vehicles and solar financing. The growth in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
Losses on investment securities available-for-sale decreased during the three months ended March 31, 2019 compared the same period in 2018 primarily from repositioning the portfolio during the first quarter of 2018 in response to tax reform.
Other income decreased for the three months ended March 31, 2019 over the comparable period in 2018. The decrease was primarily a result of reduced gains on partnership investments offset by personal property tax reimbursements on leased equipment from lessees that are reported gross as required by the new leasing standard effective January 1, 2019. These personal property tax reimbursements were offset by a similar increase in other expense resulting from the payment of personal property taxes to the taxing jurisdictions.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,495	$22,531	964	4.28%
Net occupancy	2,772	2,866	(94)	(3.28)%
Furniture and equipment	6,024	5,455	569	10.43%
Depreciation – leased equipment	6,524	6,428	96	1.49%
Professional fees	1,598	2,017	(419)	(20.77)%
Supplies and communication	1,493	1,553	(60)	(3.86)%
FDIC and other insurance	645	698	(53)	(7.59)%
Business development and marketing	949	1,533	(584)	(38.10)%
Loan and lease collection and repossession	1,361	951	410	43.11%
Other	343	1,525	(1,182)	(77.51)%
Total noninterest expense	$45,204	$45,557	(353)	(0.77)%
Salaries and employee benefits increased during the three months ended March 31, 2019 compared to the same period in 2018. The increase was mainly the result of higher base salaries as a result of normal merit increases, increased company contributions to employee retirement accounts and a rise in group insurance claims offset by a decrease in incentive compensation.
Net occupancy expense decreased during the three months ended March 31, 2019 compared to the same period a year ago. The decrease for 2019 was primarily attributable to reduced snow removal costs and lower premises repairs compared to 2018.
Furniture and equipment expense, including depreciation, increased during the three months ended March 31, 2019 compared to the same period a year ago. Furniture and equipment expense was higher in 2019 mainly due to software maintenance costs and increased equipment depreciation.
Depreciation on leased equipment increased slightly for the three months ended March 31, 2019 compared to the same period in 2018. Depreciation on leased equipment correlates with the growth in equipment rental income.
Professional fees decreased during the first quarter of 2019 compared to the same period a year ago. The decrease was mainly due to reduced utilization of consulting services related to a customer relationship management project and information technology projects during the first quarter of 2018 offset by an increase in legal fees.
Supplies and communication decreased slightly during the first quarter of 2019 compared to the same period a year ago. The decrease resulted primarily from lower data communication line charges and decreased telephone service and equipment costs.
FDIC and other insurance was lower during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in 2019 was mainly due to lower assessments for FDIC insurance offset by increased general insurance costs.
Business development and marketing expense decreased during the first quarter of 2019 compared to the same period a year ago. The reduction was primarily the result of fewer marketing promotions.
Loan and lease collection and repossession expense increased during the three months ended March 31, 2019 compared to the same period in 2018. The higher expense was mainly due to increased valuation adjustments on repossessed assets.

Other expenses were lower during the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily related to higher gains on the sale of fixed assets and a trust loss in 2018. Additionally, other expense during the first quarter included personal property taxes on leased equipment of $0.24 million that are reported gross as required by the new leasing standard effective January 1, 2019. These personal property taxes on leased equipment were offset by a similar increase in other income from the reimbursement of personal property taxes by lessees.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2019 was $6.75 million, compared to $5.88 million for the same period in 2018. The effective tax rate was 23.33% and 23.52% for the first quarter ended March 31, 2019 and 2018, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2018. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.      Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2018. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2019	—	$—	—	1,185,161
February 01 - 28, 2019	59,935	47.59	59,935	1,125,226
March 01 - 31, 2019	94,225	46.76	94,225	1,031,001

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 968,999 shares.
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

1st Source Corporation

DATE	April 18, 2019	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	April 18, 2019	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer