Form 10-Q
period 2019-06-30
1ST SOURCE CORP
filed 2019-07-18
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - without par value	SRCE	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 12, 2019 — 25,535,212 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$71,910	$94,907
Federal funds sold and interest bearing deposits with other banks	24,578	4,172
Investment securities available-for-sale	1,021,786	990,129
Other investments	28,404	28,404
Mortgages held for sale	19,178	11,290
Loans and leases, net of unearned discount:
Commercial and agricultural	1,173,000	1,073,205
Auto and light truck	635,100	559,987
Medium and heavy duty truck	300,042	283,544
Aircraft	811,163	803,111
Construction equipment	686,633	645,239
Commercial real estate	835,919	809,886
Residential real estate and home equity	529,749	523,855
Consumer	137,731	136,637
Total loans and leases	5,109,337	4,835,464
Reserve for loan and lease losses	(104,911)	(100,469)
Net loans and leases	5,004,426	4,734,995
Equipment owned under operating leases, net	126,502	134,440
Net premises and equipment	51,570	52,139
Goodwill and intangible assets	83,985	83,998
Accrued income and other assets	217,766	159,271
Total assets	$6,650,105	$6,293,745

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,238,604	$1,217,120
Interest-bearing deposits:
Interest-bearing demand	1,665,456	1,614,959
Savings	810,122	822,477
Time	1,689,663	1,467,766
Total interest-bearing deposits	4,165,241	3,905,202
Total deposits	5,403,845	5,122,322
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	119,781	113,627
Other short-term borrowings	66,228	85,717
Total short-term borrowings	186,009	199,344
Long-term debt and mandatorily redeemable securities	71,542	71,123
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	125,259	78,602
Total liabilities	5,845,419	5,530,155

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2019 and December 31, 2018	436,538	436,538
Retained earnings	431,091	398,980
Cost of common stock in treasury (2,670,462 shares at June 30, 2019 and 2,421,946 shares at December 31, 2018)	(75,380)	(62,760)
Accumulated other comprehensive income (loss)	2,413	(10,676)
Total shareholders’ equity	794,662	762,082
Noncontrolling interests	$10,024	$1,508
Total equity	$804,686	$763,590
Total liabilities and equity	$6,650,105	$6,293,745

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans and leases	$65,599	$58,520	$128,282	$112,211
Investment securities, taxable	5,186	4,473	10,701	9,081
Investment securities, tax-exempt	353	475	738	1,006
Other	499	397	937	805
Total interest income	71,637	63,865	140,658	123,103
Interest expense:
Deposits	12,978	8,319	24,448	14,881
Short-term borrowings	540	826	1,471	1,602
Subordinated notes	928	908	1,856	1,791
Long-term debt and mandatorily redeemable securities	764	643	1,508	1,128
Total interest expense	15,210	10,696	29,283	19,402
Net interest income	56,427	53,169	111,375	103,701
Provision for loan and lease losses	4,247	4,817	9,165	8,603
Net interest income after provision for loan and lease losses	52,180	48,352	102,210	95,098
Noninterest income:
Trust and wealth advisory	5,583	5,800	10,441	10,988
Service charges on deposit accounts	2,785	2,625	5,283	5,109
Debit card	3,669	3,427	6,889	6,530
Mortgage banking	999	1,073	1,935	1,957
Insurance commissions	1,518	1,487	3,692	3,445
Equipment rental	7,809	8,104	15,791	15,859
Losses on investment securities available-for-sale	—	—	—	(345)
Other	3,301	2,507	5,757	5,287
Total noninterest income	25,664	25,023	49,788	48,830
Noninterest expense:
Salaries and employee benefits	23,787	23,696	47,282	46,227
Net occupancy	2,481	2,115	5,253	4,981
Furniture and equipment	6,289	5,718	12,313	11,173
Depreciation – leased equipment	6,400	6,684	12,924	13,112
Professional fees	1,706	1,728	3,304	3,745
Supplies and communication	1,608	1,499	3,101	3,052
FDIC and other insurance	608	714	1,253	1,412
Business development and marketing	1,678	1,725	2,627	3,258
Loan and lease collection and repossession	230	565	1,591	1,516
Other	2,566	1,433	2,909	2,958
Total noninterest expense	47,353	45,877	92,557	91,434
Income before income taxes	30,491	27,498	59,441	52,494
Income tax expense	7,074	5,534	13,828	11,414
Net income	$23,417	$21,964	$45,613	$41,080
Net (income) loss attributable to noncontrolling interests	(32)	—	(32)	—
Net income available to common shareholders	23,385	21,964	45,581	41,080
Per common share:
Basic net income per common share	$0.91	$0.84	$1.76	$1.57
Diluted net income per common share	$0.91	$0.84	$1.76	$1.57
Cash dividends	$0.27	$0.24	$0.54	$0.46
Basic weighted average common shares outstanding	25,615,718	25,958,128	25,687,056	25,954,278
Diluted weighted average common shares outstanding	25,615,718	25,958,128	25,687,056	25,954,278

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$23,417	$21,964	$45,613	$41,080
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of available-for-sale securities	7,668	(1,949)	17,241	(11,363)
Reclassification adjustment for realized losses included in net income	—	—	—	345
Income tax effect	(1,847)	469	(4,152)	2,653
Other comprehensive income (loss), net of tax	5,821	(1,480)	13,089	(8,365)
Comprehensive income	29,238	20,484	$58,702	$32,715
Comprehensive (income) loss attributable to noncontrolling interests	(32)	—	(32)	—
Comprehensive income available to common shareholders	$29,206	$20,484	$58,670	$32,715
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2018	$—	$436,538	$354,608	$(54,602)	$(10,935)	$725,609	$—	$725,609
Net income	—	—	21,964	—	—	21,964	—	21,964
Other comprehensive loss	—	—	—	—	(1,480)	(1,480)	—	(1,480)
Issuance of 9,911 common shares under stock based compensation awards	—	—	188	236	—	424	—	424
Cost of 5 shares of common stock acquired for treasury	—	—	—	(1)	—	(1)	—	(1)
Common stock dividend ($0.24 per share)	—	—	(6,239)	—	—	(6,239)	—	(6,239)
Balance at June 30, 2018	$—	$436,538	$370,521	$(54,367)	$(12,415)	$740,277	$—	740,277

Balance at April 1, 2019	$—	$436,538	$414,428	$(69,136)	$(3,408)	$778,422	$2,679	$781,101
Net income	—	—	23,385	—	—	23,385	32	23,417
Other comprehensive income	—	—	—	—	5,821	5,821	—	5,821
Issuance of 8,906 common shares under stock based compensation awards	—	—	217	177	—	394	—	394
Cost of 141,627 shares of common stock acquired for treasury	—	—	—	(6,421)	—	(6,421)	—	(6,421)
Common stock dividend ($0.27 per share)	—	—	(6,939)	—	—	(6,939)	—	(6,939)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,313	7,313
Balance at June 30, 2019	$—	$436,538	$431,091	$(75,380)	$2,413	$794,662	$10,024	$804,686

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537	$—	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—	—	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537	—	718,537
Net income	—	—	41,080	—	—	41,080	—	41,080
Other comprehensive loss	—	—	—	—	(8,365)	(8,365)	—	(8,365)
Issuance of 44,102 common shares under stock based compensation awards	—	—	723	1,047	—	1,770	—	1,770
Cost of 15,789 shares of common stock acquired for treasury	—	—	—	(786)	—	(786)	—	(786)
Common stock dividend ($0.46 per share)	—	—	(11,959)	—	—	(11,959)	—	(11,959)
Balance at June 30, 2018	$—	$436,538	$370,521	$(54,367)	$(12,415)	$740,277	$—	740,277

Balance at January 1, 2019	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	45,581	—	—	45,581	32	45,613
Other comprehensive income	—	—	—	—	13,089	13,089	—	13,089
Issuance of 47,271 common shares under stock based compensation awards	—	—	750	1,059	—	1,809	—	1,809
Cost of 295,787 shares of common stock acquired for treasury	—	—	—	(13,679)	—	(13,679)	—	(13,679)
Common stock dividend ($0.54 per share)	—	—	(13,919)	—	—	(13,919)	—	(13,919)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,484	8,484
Balance at June 30, 2019	$—	$436,538	$431,091	$(75,380)	$2,413	$794,662	$10,024	$804,686

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$45,613	$41,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	9,165	8,603
Depreciation of premises and equipment	2,957	2,648
Depreciation of equipment owned and leased to others	12,924	13,112
Stock-based compensation	1,341	1,850
Amortization of investment securities premiums and accretion of discounts, net	1,737	1,967
Amortization of mortgage servicing rights	527	471
Deferred income taxes	(1,677)	(3,495)
Losses on investment securities available-for-sale	—	345
Originations of loans held for sale, net of principal collected	(52,505)	(34,035)
Proceeds from the sales of loans held for sale	45,610	39,953
Net gain on sale of loans held for sale	(993)	(1,030)
Net gain on sale of other real estate and repossessions	(470)	(57)
Net gain on sale of premises and equipment	(1,289)	(9)
Change in interest receivable	(2,234)	(2,086)
Change in interest payable	3,953	2,462
Change in other assets	(9,413)	(3,951)
Change in other liabilities	(367)	1,581
Other	1,106	277
Net change in operating activities	55,985	69,686
Investing activities:
Proceeds from sales of investment securities available-for-sale	—	11,739
Proceeds from maturities and paydowns of investment securities available-for-sale	59,683	84,033
Purchases of investment securities available-for-sale	(76,137)	(173,416)
Proceeds from liquidation of partnership investment	—	1,868
Net change in other investments	—	(2,206)
Loans sold or participated to others	16,740	14,310
Net change in loans and leases	(305,297)	(327,802)
Net change in equipment owned under operating leases	(5,109)	(16,555)
Purchases of premises and equipment	(4,526)	(1,332)
Proceeds from disposal of premises and equipment	3,427	74
Proceeds from sales of other real estate and repossessions	5,964	1,900
Net change in investing activities	(305,255)	(407,387)
Financing activities:
Net change in demand deposits and savings accounts	59,626	118,829
Net change in time deposits	221,897	236,880
Net change in short-term borrowings	(13,335)	62,499
Payments on long-term debt	(2,052)	(1,108)
Stock issued under stock purchase plans	49	145
Acquisition of treasury stock	(13,679)	(786)
Contributions from noncontrolling interests	8,484	—
Cash dividends paid on common stock	(14,311)	(12,331)
Net change in financing activities	246,679	404,128

Net change in cash and cash equivalents	(2,591)	66,427
Cash and cash equivalents, beginning of year	99,079	78,033
Cash and cash equivalents, end of period	$96,488	$144,460
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$9,961	$868
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	300	583
Right of use assets obtained in exchange for lease obligations	1,383	—
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
Equipment Owned Under Operating Leases – As a lessor, the Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Consolidated Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three years to seven years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported in Noninterest Income on the Consolidated Statements of Income. Leased assets are being depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported in Noninterest Expense on the Consolidated Statements of Income. For automobile leases, fair value is based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company. The Company is responsible for the payment of personal property taxes which is reported in Other Expense on the Consolidated Statements of Income. The lessee is responsible for reimbursing the Company for personal property taxes which is reported in Other Income on the Consolidated Statements of Income. The Company excludes sales taxes and other similar taxes from being reported as lease revenue with an associated expense.
Lease Commitments – The Company leases certain banking center locations, office space, land and billboards. In determining whether a contract contains a lease, the Company examines the contract to ensure an asset was specifically identified and that the Company has control of use over the asset. To determine whether a lease is classified as operating or finance, the Company performs an economic life test on all building leases with greater than a twenty year term. Further, the Company performs a fair value test to identify any leases that have a present value of future lease payments over the lease term that is greater than 90% of the fair value of the building. The Company only capitalizes leases with an initial lease liability of $2,000 or greater.
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
Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense and variable lease costs are included in Net Occupancy Expense on the Company’s Consolidated Statements of Income. Included in variable lease costs are leases with rent escalations based on recent financial indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs. Certain leases require the Company to pay common area maintenance, real estate taxes, insurance and other operating expenses associated with the leases premises. These expenses are classified in Net Occupancy Expense, consistent with similar costs for owned locations. There are no residual value guarantees, restrictions or covenants imposed by leases.
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
The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is assessing ASU 2018-13 but does not expect it to have a material impact on its accounting and disclosures.

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
Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. In May 2019, the FASB issued final amendments (ASU No. 2019-05) to provide entities that have certain instruments measured at amortized cost within the scope Topic 326 with an option to irrevocably elect the fair value option in Topic 825 on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities.
Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.
ASU 2016-13 and 2019-05 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company’s cross-functional team continues to work through its implementation plan including the assessment and documentation of processes, internal controls and data as well as model development. The Company implemented a third-party software solution to assist in the application of the new standard and is currently refining portfolio segmentation according to shared characteristics and modeling methodologies. The Company is also focused on running a parallel analysis to its current allowance for loan loss model prior to implementation. While a one-time cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective, the impact of adopting ASU 2016-13 cannot be reasonably estimated at this point and could be significantly influenced by the composition, characteristics and quality of the loan and lease portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
U.S. Treasury and Federal agencies securities	$540,392	$2,011	$(927)	$541,476
U.S. States and political subdivisions securities	90,211	932	(71)	91,072
Mortgage-backed securities — Federal agencies	338,142	2,711	(2,029)	338,824
Corporate debt securities	49,162	637	(85)	49,714
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,018,607	$6,291	$(3,112)	$1,021,786

December 31, 2018
U.S. Treasury and Federal agencies securities	$537,913	$196	$(6,886)	$531,223
U.S. States and political subdivisions securities	95,346	172	(936)	94,582
Mortgage-backed securities — Federal agencies	324,390	718	(6,875)	318,233
Corporate debt securities	45,843	—	(451)	45,392
Foreign government and other securities	700	—	(1)	699
Total debt securities available-for-sale	$1,004,192	$1,086	$(15,149)	$990,129

At June 30, 2019 and December 31, 2018, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2019. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$185,240	$185,272
Due after one year through five years	485,935	488,222
Due after five years through ten years	9,290	9,468
Due after ten years	—	—
Mortgage-backed securities	338,142	338,824
Total debt securities available-for-sale	$1,018,607	$1,021,786

The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2019, the Company’s available-for-sale securities portfolio consisted of 626 securities, 197 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
U.S. Treasury and Federal agencies securities	$—	$—	$259,376	$(927)	$259,376	$(927)
U.S. States and political subdivisions securities	651	(2)	15,437	(69)	16,088	(71)
Mortgage-backed securities - Federal agencies	20,304	(100)	145,564	(1,929)	165,868	(2,029)
Corporate debt securities	—	—	10,565	(85)	10,565	(85)
Foreign government and other securities	700	—	—	—	700	—
Total debt securities available-for-sale	$21,655	$(102)	$430,942	$(3,010)	$452,597	$(3,112)

December 31, 2018
U.S. Treasury and Federal agencies securities	$55,491	$(177)	$424,269	$(6,709)	$479,760	$(6,886)
U.S. States and political subdivisions securities	21,059	(61)	45,365	(875)	66,424	(936)
Mortgage-backed securities - Federal agencies	65,554	(511)	198,221	(6,364)	263,775	(6,875)
Corporate debt securities	21,496	(143)	23,896	(308)	45,392	(451)
Foreign government and other securities	699	(1)	—	—	699	(1)
Total debt securities available-for-sale	$164,299	$(893)	$691,751	$(14,256)	$856,050	$(15,149)

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
At June 30, 2019, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross realized gains	$—	$—	$—	$2
Gross realized losses	—	—	—	(347)
OTTI losses	—	—	—	—
Net realized gains (losses)	$—	$—	$—	$(345)

At June 30, 2019 and December 31, 2018, investment securities available-for-sale with carrying values of $273.67 million and $242.31 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2019
Commercial and agricultural	$1,142,945	$30,055	$1,173,000
Auto and light truck	611,185	23,915	635,100
Medium and heavy duty truck	298,748	1,294	300,042
Aircraft	790,736	20,427	811,163
Construction equipment	660,888	25,745	686,633
Commercial real estate	823,700	12,219	835,919
Total	$4,328,202	$113,655	$4,441,857

December 31, 2018
Commercial and agricultural	$1,043,019	$30,186	$1,073,205
Auto and light truck	528,174	31,813	559,987
Medium and heavy duty truck	281,834	1,710	283,544
Aircraft	768,442	34,669	803,111
Construction equipment	625,579	19,660	645,239
Commercial real estate	787,376	22,510	809,886
Total	$4,034,424	$140,548	$4,174,972

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2019
Residential real estate and home equity	$527,873	$1,876	$529,749
Consumer	137,494	237	137,731
Total	$665,367	$2,113	$667,480

December 31, 2018
Residential real estate and home equity	$521,846	$2,009	$523,855
Consumer	136,423	214	136,637
Total	$658,269	$2,223	$660,492

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2019
Commercial and agricultural	$1,170,085	$86	$26	$—	$1,170,197	$2,803	$1,173,000
Auto and light truck	632,056	671	—	—	632,727	2,373	635,100
Medium and heavy duty truck	299,998	—	—	—	299,998	44	300,042
Aircraft	796,757	12,964	331	—	810,052	1,111	811,163
Construction equipment	681,608	3,015	—	—	684,623	2,010	686,633
Commercial real estate	833,985	19	—	—	834,004	1,915	835,919
Residential real estate and home equity	526,990	753	130	154	528,027	1,722	529,749
Consumer	136,965	422	107	3	137,497	234	137,731
Total	$5,078,444	$17,930	$594	$157	$5,097,125	$12,212	$5,109,337

December 31, 2018
Commercial and agricultural	$1,070,530	$22	$—	$—	$1,070,552	$2,653	$1,073,205
Auto and light truck	544,022	3,154	1,437	—	548,613	11,374	559,987
Medium and heavy duty truck	283,284	154	—	—	283,438	106	283,544
Aircraft	790,233	4,149	1,168	—	795,550	7,561	803,111
Construction equipment	641,270	1,643	—	—	642,913	2,326	645,239
Commercial real estate	807,793	109	—	—	807,902	1,984	809,886
Residential real estate and home equity	520,124	1,267	455	295	522,141	1,714	523,855
Consumer	135,591	682	150	73	136,496	141	136,637
Total	$4,792,847	$11,180	$3,210	$368	$4,807,605	$27,859	$4,835,464

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
June 30, 2019
With no related reserve recorded:
Commercial and agricultural	$2,176	$2,176	$—
Auto and light truck	1,805	1,805	—
Medium and heavy duty truck	—	—	—
Aircraft	1,064	1,064	—
Construction equipment	729	729	—
Commercial real estate	1,139	1,139	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	6,913	6,913	—
With a reserve recorded:
Commercial and agricultural	486	486	39
Auto and light truck	414	414	281
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	1,266	1,266	104
Commercial real estate	695	695	9
Residential real estate and home equity	341	343	123
Consumer	—	—	—
Total with a reserve recorded	3,202	3,204	556
Total impaired loans	$10,115	$10,117	$556

December 31, 2018
With no related reserve recorded:
Commercial and agricultural	$2,471	$2,471	$—
Auto and light truck	7,504	7,504	—
Medium and heavy duty truck	106	106	—
Aircraft	556	556	—
Construction equipment	905	905	—
Commercial real estate	1,131	1,131	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	12,673	12,673	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	3,840	3,840	372
Medium and heavy duty truck	—	—	—
Aircraft	7,004	7,004	1,255
Construction equipment	1,340	1,340	279
Commercial real estate	759	759	51
Residential real estate and home equity	344	346	126
Consumer	—	—	—
Total with a reserve recorded	13,287	13,289	2,083
Total impaired loans	$25,960	$25,962	$2,083

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$4,080	$13	$2,998	$—	$3,450	$13	$2,921	$—
Auto and light truck	2,791	—	7,066	—	3,898	—	7,446	—
Medium and heavy duty truck	562	—	319	—	308	—	334	—
Aircraft	1,589	—	9,126	20	3,517	—	6,097	20
Construction equipment	1,417	—	942	—	1,673	—	1,136	—
Commercial real estate	1,834	—	2,259	—	1,846	—	2,978	—
Residential real estate and home equity	341	5	349	4	342	10	349	8
Consumer	—	—	—	—	—	—	—	—
Total	$12,614	$18	$23,059	$24	$15,034	$23	$21,261	$28

There was one nonperforming loan and lease modification classified as a troubled debt restructuring (TDR) during the three and six months ended June 30, 2019 and no loan or lease modifications classified as TDR during the three and six months ended June 30, 2018. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and six months ended June 30, 2019 and 2018 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended June 30, 2019 and one TDR which had a payment default within the twelve months following modification during the six months ended June 30, 2019. There were no TDRs which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2018. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Performing TDRs	$341	$344
Nonperforming TDRs	512	316
Total TDRs	$853	$660

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2019 and 2018.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2019
Balance, beginning of period	$18,307	$14,259	$4,409	$33,440	$10,883	$15,834	$3,386	$1,334	$101,852
Charge-offs	9	57	1,132	1	1	—	—	313	1,513
Recoveries	28	20	—	117	15	51	3	91	325
Net charge-offs (recoveries)	(19)	37	1,132	(116)	(14)	(51)	(3)	222	1,188
Provision (recovery of provision)	726	2,119	1,394	(1,638)	1,387	(128)	129	258	4,247
Balance, end of period	$19,052	$16,341	$4,671	$31,918	$12,284	$15,757	$3,518	$1,370	$104,911

June 30, 2018
Balance, beginning of period	$17,609	$10,810	$4,493	$34,836	$10,917	$14,770	$3,565	$1,331	$98,331
Charge-offs	—	84	—	—	—	—	—	221	305
Recoveries	41	13	—	5	26	4	7	68	164
Net charge-offs (recoveries)	(41)	71	—	(5)	(26)	(4)	(7)	153	141
Provision (recovery of provision)	981	1,337	(151)	1,931	193	366	(8)	168	4,817
Balance, end of period	$18,631	$12,076	$4,342	$36,772	$11,136	$15,140	$3,564	$1,346	$103,007

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2019 and 2018.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2019
Balance, beginning of period	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	88	466	1,132	3,001	196	—	21	563	5,467
Recoveries	62	29	—	302	119	60	6	166	744
Net charge-offs (recoveries)	26	437	1,132	2,699	77	(60)	15	397	4,723
Provision (recovery of provision)	2,015	2,089	1,500	1,570	1,439	(8)	108	452	9,165
Balance, end of period	$19,052	$16,341	$4,671	$31,918	$12,284	$15,757	$3,518	$1,370	$104,911

June 30, 2018
Balance, beginning of period	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	25	400	—	29	5	7	11	384	861
Recoveries	90	19	—	49	45	25	13	141	382
Net charge-offs (recoveries)	(65)	381	—	(20)	(40)	(18)	(2)	243	479
Provision (recovery of provision)	2,338	2,354	(502)	2,133	1,753	330	(104)	301	8,603
Balance, end of period	$18,631	$12,076	$4,342	$36,772	$11,136	$15,140	$3,564	$1,346	$103,007

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2019
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$39	$281	$—	$—	$104	$9	$123	$—	$556
Ending balance, collectively evaluated for impairment	19,013	16,060	4,671	31,918	12,180	15,748	3,395	1,370	104,355
Total reserve for loan and lease losses	$19,052	$16,341	$4,671	$31,918	$12,284	$15,757	$3,518	$1,370	$104,911

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,662	$2,219	$—	$1,064	$1,995	$1,834	$341	$—	$10,115
Ending balance, collectively evaluated for impairment	1,170,338	632,881	300,042	810,099	684,638	834,085	529,408	137,731	5,099,222
Total recorded investment in loans	$1,173,000	$635,100	$300,042	$811,163	$686,633	$835,919	$529,749	$137,731	$5,109,337

December 31, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$372	$—	$1,255	$279	$51	$126	$—	$2,083
Ending balance, collectively evaluated for impairment	17,063	14,317	4,303	31,792	10,643	15,654	3,299	1,315	98,386
Total reserve for loan and lease losses	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,471	$11,344	$106	$7,560	$2,245	$1,890	$344	$—	$25,960
Ending balance, collectively evaluated for impairment	1,070,734	548,643	283,438	795,551	642,994	807,996	523,511	136,637	4,809,504
Total recorded investment in loans	$1,073,205	$559,987	$283,544	$803,111	$645,239	$809,886	$523,855	$136,637	$4,835,464

Note 6 — Lease Investments
As a lessor, the Company’s loan and lease portfolio includes direct finance leases, which are included in commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft, and construction equipment on the Consolidated Statements of Financial Condition. The Company also finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases, which are included in Equipment Owned Under Operating Leases, net, on the Consolidated Statements of Financial Condition.
The following table shows the components of the investment in direct finance and operating leases.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Direct finance leases:
Minimum lease payments	$236,701	$257,398
Estimated unguaranteed residual values	41	41
Less: Unearned income	(41,979)	(46,709)
Net investment in direct finance leases	$194,763	$210,730

Operating leases:
Gross investment in operating leases	$196,147	$199,954
Accumulated depreciation	(69,645)	(65,514)
Net investment in operating leases	$126,502	$134,440

The following table shows future minimum lease payments due from clients on direct finance and operating leases at June 30, 2019.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
Remainder of 2019	$27,361	$15,830
2020	46,285	34,120
2021	38,822	20,091
2022	36,562	12,027
2023	31,618	6,470
Thereafter	56,053	3,020
Total	$236,701	$91,558

To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of our leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $79.65 million and $87.61 million at June 30, 2019 and December 31, 2018, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Direct finance leases:
Interest income on lease receivable	$3,241	$3,684	$6,419	$6,669

Operating leases:
Income related to lease payments	$7,809	$8,104	$15,791	$15,859
Depreciation expense	6,400	6,684	12,924	13,112

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three and six months ended June 30, 2019 was $0.11 million and $0.35 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three and six months ended June 30, 2019 was $0.11 million and $0.35 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $731.02 million and $734.30 million at June 30, 2019 and December 31, 2018, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Mortgage servicing rights:
Balance at beginning of period	$4,247	$4,356	$4,283	$4,349
Additions	188	202	385	445
Amortization	(294)	(235)	(527)	(471)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,141	4,323	4,141	4,323
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,141	$4,323	$4,141	$4,323
Fair value of mortgage servicing rights at end of period	$5,987	$7,536	$5,987	$7,536

At June 30, 2019 and 2018, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $1.85 million and $3.21 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.63 million and $0.64 million for the three months ended June 30, 2019 and 2018, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.25 million and $1.30 million for the six months ended June 30, 2019 and 2018, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
Note 8 — Commitments and Financial Instruments with Off-Balance-Sheet Risk
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of June 30, 2019.

(Dollars in thousands)	Statement of Financial Condition classification	June 30, 2019
Operating lease right of use assets	Accrued income and other assets	$9,930
Operating lease liabilities	Accrued expenses and other liabilities	$10,253

The following table shows the components of operating leases expense for the three and six months ended June 30, 2019.

(Dollars in thousands)	Statement of Income classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Net occupancy expense	$883	$1,761
Short-term lease cost	Net occupancy expense	7	10
Variable lease cost	Net occupancy expense	—	—
Total operating lease cost		$890	$1,771

Gross rental expense for the three and six months ended June 30, 2018 was $0.77 million and $1.71 million, respectively.

The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
Remainder of 2019	$1,564
2020	3,648
2021	2,459
2022	1,203
2023	497
Thereafter	1,736
Total lease payments	11,107
Less: imputed interest	(854)
Present value of operating lease liabilities	$10,253

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at June 30, 2019.

(Dollars in thousands)	June 30, 2019
Weighted average remaining lease term	4.81 years
Weighted average discount rate	3.00%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$947

During the six months ended June 30, 2019, the Company recognized a net gain on the sale of an office building in the amount of $1.32 million. The Company commenced an operating lease with the buyer of the building to lease a portion of it for office space resulting in a new right of use asset and operating lease liability.
There are no new significant leases that have not yet commenced as of June 30, 2019.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Amounts of commitments:
Loan commitments to extend credit	$1,107,331	$1,095,053
Standby letters of credit	$27,881	$31,133
Commercial and similar letters of credit	$2,849	$2,500

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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2019
Interest rate swap contracts	$992,453	Other assets	$21,397	Other liabilities	$21,772
Loan commitments	15,756	Mortgages held for sale	204	N/A	—
Forward contracts - mortgage loan	27,722	N/A	—	Mortgages held for sale	174
Total	$1,035,931		$21,601		$21,946

December 31, 2018
Interest rate swap contracts	$855,848	Other assets	$7,124	Other liabilities	$7,250
Loan commitments	5,871	Mortgages held for sale	112	N/A	—
Forward contracts - mortgage loan	14,087	N/A	—	Mortgages held for sale	135
Total	$875,806		$7,236		$7,385

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2019	2018	2019	2018
Interest rate swap contracts	Other expense	$(192)	$(35)	$(249)	$(36)
Interest rate swap contracts	Other income	505	246	784	579
Loan commitments	Mortgage banking	15	61	92	57
Forward contracts - mortgage loan	Mortgage banking	(49)	(40)	(39)	(37)
Total		$279	$232	$588	$563

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019
Interest rate swaps	$21,397	$—	$21,397	$—	$—	$21,397

December 31, 2018
Interest rate swaps	$7,128	$4	$7,124	$177	$610	$6,337

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2019
Interest rate swaps	$21,772	$—	$21,772	$21,390	$—	$382
Repurchase agreements	119,781	—	119,781	119,781	—	—
Total	$141,553	$—	$141,553	$141,171	$—	$382

December 31, 2018
Interest rate swaps	$7,254	$4	$7,250	$1,700	$—	$5,550
Repurchase agreements	103,627	—	103,627	103,627	—	—
Total	$110,881	$4	$110,877	$105,327	$—	$5,550

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2019 and December 31, 2018, repurchase agreements had a remaining contractual maturity of $117.53 million and $102.34 million in overnight and $2.25 million and $1.29 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.35 million and $0.32 million for the three months ended June 30, 2019 and 2018, respectively and $0.70 million and $0.64 million for the six months ended June 30, 2019 and 2018, respectively. The Company also recognized $3.95 million and $(0.21) million of investment tax credits for the three months ended June 30, 2019 and 2018, respectively and $5.55 million and $7.94 million for the six months ended June 30, 2019 and 2018, respectively.

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Investment carrying amount	$17,397	$15,083
Unfunded capital and other commitments	12,306	6,449
Maximum exposure to loss	35,949	40,705
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At June 30, 2019 and December 31, 2018, approximately $41.09 million and $8.38 million of the Company’s assets and $29.99 million and $6.70 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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

The following table shows subordinated notes at June 30, 2019.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	3.89%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2019 and 2018.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2019	2018	2019	2018
Distributed earnings allocated to common stock	$6,930	$6,225	$13,896	$11,929
Undistributed earnings allocated to common stock	16,323	15,591	31,425	28,869
Net earnings allocated to common stock	23,253	21,816	45,321	40,798
Net earnings allocated to participating securities	132	148	260	282
Net income allocated to common stock and participating securities	$23,385	$21,964	$45,581	$41,080

Weighted average shares outstanding for basic earnings per common share	25,615,718	25,958,128	25,687,056	25,954,278
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,615,718	25,958,128	25,687,056	25,954,278

Basic earnings per common share	$0.91	$0.84	$1.76	$1.57
Diluted earnings per common share	$0.91	$0.84	$1.76	$1.57

Note 12 — Stock Based Compensation
As of June 30, 2019, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2018. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2019.
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

Total fair value of options vested and expensed was zero for the six months ended June 30, 2019 and 2018. As of June 30, 2019 and 2018 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2019 and 2018. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2019, there was $6.03 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.21 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2019	2018	2019	2018
Realized losses included in net income	$—	$—	$—	$(345)	Losses on investment securities available-for-sale
	—	—	—	(345)	Income before income taxes
Tax effect	—	—	—	83	Income tax expense
Net of tax	$—	$—	$—	$(262)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2019 and December 31, 2018. Interest and penalties are recognized through the income tax provision. For the three months ended June 30, 2019 and 2018, the Company recognized $0.00 million and $(0.10) million in interest and penalties, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized $0.00 million and $(0.09) million in interest or penalties, respectively. There was no accrued interest and penalties at June 30, 2019 and December 31, 2018.
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

The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At June 30, 2019 and December 31, 2018, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2019
Mortgages held for sale reported at fair value	$19,178	$18,808	$370	(1)

December 31, 2018
Mortgages held for sale reported at fair value	$11,290	$11,076	$214	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$34,081	$507,395	$—	$541,476
U.S. States and political subdivisions securities	—	86,011	5,061	91,072
Mortgage-backed securities — Federal agencies	—	338,824	—	338,824
Corporate debt securities	—	49,714	—	49,714
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	34,081	982,644	5,061	1,021,786
Mortgages held for sale	—	19,178	—	19,178
Accrued income and other assets (interest rate swap agreements)	—	21,397	—	21,397
Total	$34,081	$1,023,219	$5,061	$1,062,361

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,772	$—	$21,772
Total	$—	$21,772	$—	$21,772

December 31, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,746	$497,477	$—	$531,223
U.S. States and political subdivisions securities	—	93,557	1,025	94,582
Mortgage-backed securities — Federal agencies	—	318,233	—	318,233
Corporate debt securities	—	45,392	—	45,392
Foreign government and other securities	—	699	—	699
Total debt securities available-for-sale	33,746	955,358	1,025	990,129
Mortgages held for sale	—	11,290	—	11,290
Accrued income and other assets (interest rate swap agreements)	—	7,124	—	7,124
Total	$33,746	$973,772	$1,025	$1,008,543

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$7,250	$—	$7,250
Total	$—	$7,250	$—	$7,250

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2019 and 2018.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance April 1, 2019	$5,064	$—	$5,064
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	16	—	16
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(19)	—	(19)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2019	$5,061	$—	$5,061

Beginning balance April 1, 2018	$2,155	$708	$2,863
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	4	(1)	3
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(518)	—	(518)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance June 30, 2018	$1,641	$707	$2,348

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2019 or 2018. No transfers between levels occurred during the three months ended June 30, 2019 or 2018.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2019
Debt securities available-for sale
Direct placement municipal securities	$5,061	Discounted cash flows	Credit spread assumption	0.13% - 2.19%

December 31, 2018
Debt securities available-for sale
Direct placement municipal securities	$1,025	Discounted cash flows	Credit spread assumption	0.17% - 3.02%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2019: impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.01 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Impaired loans - collateral based	$—	$—	$1,962	$1,962
Accrued income and other assets (mortgage servicing rights)	—	—	4,141	4,141
Accrued income and other assets (repossessions)	—	—	8,799	8,799
Accrued income and other assets (other real estate)	—	—	543	543
Total	$—	$—	$15,445	$15,445

December 31, 2018
Impaired loans - collateral based	$—	$—	$7,306	$7,306
Accrued income and other assets (mortgage servicing rights)	—	—	4,283	4,283
Accrued income and other assets (repossessions)	—	—	6,666	6,666
Accrued income and other assets (other real estate)	—	—	299	299
Total	$—	$—	$18,554	$18,554

The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2019
Impaired loans	$1,962	$1,962	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 100%

Mortgage servicing rights	4,141	5,987	Discounted cash flows	Constant prepayment rate (CPR)	11.3% - 24.5%
				Discount rate	9.3% - 12.1%

Repossessions	8,799	9,184	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 10%

Other real estate	543	550	Appraisals	Discount for lack of marketability	0% - 9%

December 31, 2018
Impaired loans	$7,306	$7,306	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,283	7,238	Discounted cash flows	Constant prepayment rate (CPR)	7.2% - 24.8%
				Discount rate	10.3% - 13.1%

Repossessions	6,666	6,991	Appraisals, trade publications and auction values	Discount for lack of marketability	4% - 6%

Other real estate	299	305	Appraisals	Discount for lack of marketability	0% - 10%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Cash and due from banks	$71,910	$71,910	$71,910	$—	$—
Federal funds sold and interest bearing deposits with other banks	24,578	24,578	24,578	—	—
Investment securities, available-for-sale	1,021,786	1,021,786	34,081	982,644	5,061
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	19,178	19,178	—	19,178	—
Loans and leases, net of reserve for loan and lease losses	5,004,426	4,994,307	—	—	4,994,307
Mortgage servicing rights	4,141	5,987	—	—	5,987
Accrued interest receivable	21,114	21,114	—	21,114	—
Interest rate swaps	21,397	21,397	—	21,397	—
Liabilities:
Deposits	$5,403,845	$5,409,315	$3,714,182	$1,695,133	$—
Short-term borrowings	186,009	186,009	119,188	66,821	—
Long-term debt and mandatorily redeemable securities	71,542	70,547	—	70,547	—
Subordinated notes	58,764	59,978	—	59,978	—
Accrued interest payable	12,903	12,903	—	12,903	—
Interest rate swaps	21,772	21,772	—	21,772	—
Off-balance-sheet instruments *	—	251	—	251	—

December 31, 2018
Assets:
Cash and due from banks	$94,907	$94,907	$94,907	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,172	4,172	4,172	—	—
Investment securities, available-for-sale	990,129	990,129	33,746	955,358	1,025
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	11,290	11,290	—	11,290	—
Loans and leases, net of reserve for loan and lease losses	4,734,995	4,689,267	—	—	4,689,267
Mortgage servicing rights	4,283	7,238	—	—	7,238
Accrued interest receivable	18,880	18,880	—	18,880	—
Interest rate swaps	7,124	7,124	—	7,124	—
Liabilities:
Deposits	$5,122,322	$5,111,711	$3,654,556	$1,457,155	$—
Short-term borrowings	199,344	199,344	113,734	85,610	—
Long-term debt and mandatorily redeemable securities	71,123	68,751	—	68,751	—
Subordinated notes	58,764	45,874	—	45,874	—
Accrued interest payable	8,950	8,950	—	8,950	—
Interest rate swaps	7,250	7,250	—	7,250	—
Off-balance-sheet instruments *	—	259	—	259	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2019, as compared to December 31, 2018, and the results of operations for the three and six months ended June 30, 2019 and 2018. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2018 Annual Report.
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
FINANCIAL CONDITION
Our total assets at June 30, 2019 were $6.65 billion, an increase of $356.36 million or 5.66% from December 31, 2018. Total investment securities, available-for-sale were $1.02 billion, an increase of $31.66 million or 3.20% from December 31, 2018. Federal funds sold and interest bearing deposits with other banks were $24.58 million, an increase of $20.41 million or 489.12% from December 31, 2018.
Total loans and leases were $5.11 billion, an increase of $273.87 million or 5.66% from December 31, 2018. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $211.82 million and $224.44 million as of June 30, 2019 and December 31, 2018, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $77.60 million and $128.06 million as of June 30, 2019, respectively, compared to $83.90 million and $127.16 million as of December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018 there was not a significant concentration in any other country. Solar loan and lease outstandings were $114.89 million as of June 30, 2019, an increase of $18.90 million or 19.68% from the $96.00 million at December 31, 2018. Solar loan and lease outstandings are included in commercial and agricultural loans. Equipment owned under operating leases was $126.50 million, a decrease of $7.94 million, or 5.90% compared to December 31, 2018.
Total deposits were $5.40 billion, an increase of $281.52 million or 5.50% from the end of 2018. Short-term borrowings were $186.01 million, a decrease of $13.34 million or 6.69% from December 31, 2018. Long-term debt and mandatorily redeemable securities were $71.54 million, an increase of $0.42 million or 0.59% from December 31, 2018.

The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Accrued income and other assets:
Bank owned life insurance cash surrender value	$68,014	$67,434
Operating lease right of use assets	9,930	—
Accrued interest receivable	21,114	18,880
Mortgage servicing rights	4,141	4,283
Other real estate	543	299
Repossessions	8,799	6,666
All other assets	105,225	61,709
Total accrued income and other assets	$217,766	$159,271

CAPITAL
As of June 30, 2019, total shareholders’ equity was $794.66 million, up $32.58 million, or 4.28% from the $762.08 million at December 31, 2018. In addition to net income of $45.58 million, other significant changes in shareholders’ equity during the first six months of 2019 included $13.68 million of common stock acquired for treasury and $13.92 million of dividends paid. The accumulated other comprehensive income (loss) component of shareholders’ equity totaled $2.41 million at June 30, 2019, compared to $(10.68) million at December 31, 2018. Our shareholders’ equity-to-assets ratio was 11.95% as of June 30, 2019, compared to 12.11% at December 31, 2018. Book value per common share rose to $31.12 at June 30, 2019, from $29.56 at December 31, 2018.
We declared and paid cash dividends per common share of $0.27 during the second quarter of 2019. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 31.04%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2019, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$855,335	14.20%	$482,053	8.00%	$632,695	10.50%	$602,567	10.00%
1st Source Bank	782,674	12.98	482,276	8.00	632,987	10.50	602,844	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	779,609	12.94	361,540	6.00	512,182	8.50	482,053	8.00
1st Source Bank	706,913	11.73	361,707	6.00	512,418	8.50	482,276	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	712,585	11.83	271,155	4.50	421,797	7.00	391,668	6.50
1st Source Bank	696,889	11.56	271,280	4.50	421,991	7.00	391,849	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	779,609	12.15	256,701	4.00	N/A	N/A	320,876	5.00
1st Source Bank	706,913	11.02	256,574	4.00	N/A	N/A	320,718	5.00
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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2019, we had no borrowings in the federal funds market. We could borrow $265.00 million in additional funds for a short time from these banks on a collective basis. As of June 30, 2019, we had $106.11 million outstanding in FHLB advances and could borrow an additional $447.46 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $735.81 million as of June 30, 2019.
Our loan to asset ratio was 76.83% at June 30, 2019 compared to 76.83% at December 31, 2018 and 76.58% at June 30, 2018. Cash and cash equivalents totaled $96.49 million at June 30, 2019 compared to $99.08 million at December 31, 2018 and $144.46 million at June 30, 2018. At June 30, 2019, the Statement of Financial Condition was rate sensitive by $510.34 million more assets than liabilities scheduled to reprice within one year, or approximately 1.19%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $802 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month periods ended June 30, 2019 was $23.39 million and $45.58 million, compared to $21.96 million and $41.08 million for the same periods in 2018. Diluted net income per common share was $0.91 and $1.76 for the three and six month periods ended June 30, 2019, compared to $0.84 and $1.57 for the same periods in 2018. Return on average common shareholders’ equity was 11.75% for the six months ended June 30, 2019, compared to 11.33% in 2018. The return on total average assets was 1.44% for the six months ended June 30, 2019, compared to 1.37% in 2018.
Net income increased for the six months ended June 30, 2019 compared to the first six months of 2018. Net interest income and noninterest income increased which was offset by an increase in the provision for loan and lease losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$929,264	$5,186	2.24%	$909,422	$5,515	2.46%	$857,600	$4,473	2.09%
Tax exempt(1)	71,878	437	2.44%	78,171	472	2.45%	90,735	589	2.60%
Mortgages held for sale	12,014	127	4.24%	8,826	101	4.64%	6,985	92	5.28%
Loans and leases, net of unearned discount(1)	5,001,392	65,565	5.26%	4,858,183	62,677	5.23%	4,770,361	58,517	4.92%
Other investments	53,323	499	3.75%	42,095	438	4.22%	51,141	397	3.11%
Total earning assets(1)	6,067,871	71,814	4.75%	5,896,697	69,203	4.76%	5,776,822	64,068	4.45%
Cash and due from banks	67,448			63,886			65,895
Reserve for loan and lease losses	(102,787)			(101,697)			(99,277)
Other assets	455,212			431,500			423,577
Total assets	$6,487,744			$6,290,386			$6,167,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,137,118	$12,978	1.26%	$3,934,921	$11,470	1.18%	$3,950,546	$8,319	0.84%
Short-term borrowings	201,401	540	1.08%	251,379	931	1.50%	290,220	826	1.14%
Subordinated notes	58,764	928	6.33%	58,764	928	6.40%	58,764	908	6.20%
Long-term debt and mandatorily redeemable securities	71,308	764	4.30%	70,481	744	4.28%	71,162	643	3.62%
Total interest-bearing liabilities	4,468,591	15,210	1.37%	4,315,545	14,073	1.32%	4,370,692	10,696	0.98%
Noninterest-bearing deposits	1,127,794			1,124,441			1,010,927
Other liabilities	98,475			73,183			49,088
Shareholders’ equity	789,009			775,657			736,310
Noncontrolling interests	3,875			1,560			—
Total liabilities and equity	$6,487,744			$6,290,386			$6,167,017
Less: Fully tax-equivalent adjustments		(177)			(182)			(203)
Net interest income/margin (GAAP-derived)(1)		$56,427	3.73%		$54,948	3.78%		$53,169	3.69%
Fully tax-equivalent adjustments		177			182			203
Net interest income/margin - FTE(1)		$56,604	3.74%		$55,130	3.79%		$53,372	3.71%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2019 compared to the Quarter Ended June 30, 2018
The taxable-equivalent net interest income for the three months ended June 30, 2019 was $56.60 million, an increase of 6.06% over the same period in 2018. The net interest margin on a fully taxable-equivalent basis was 3.74% for the three months ended June 30, 2019, compared to 3.71% for the three months ended June 30, 2018.
During the three month period ended June 30, 2019, average earning assets increased $291.05 million, up 5.04% over the comparable period in 2018. Average interest-bearing liabilities increased $97.90 million or 2.24%. The yield on average earning assets increased 30 basis points to 4.75% from 4.45% primarily due to higher rates on loans and leases and taxable investment securities available-for-sale. Total cost of average interest-bearing liabilities increased 39 basis points to 1.37% from 0.98% as a result of the rising interest rate environment during 2018 and competitive pressure on deposit rates. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of three basis points.

The largest contributor to the improved yield on average earning assets for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was an increase in yields on net loans and leases of 34 basis points primarily due to market conditions as a result of 2018 Federal interest rate increases. The improved yield on net loans and leases was also negatively impacted by three basis points due to net interest reversals of $0.01 million in the second quarter of 2019 vs. net interest recoveries of $0.36 million in the second quarter of 2018. Average net loans and leases increased $231.03 million or 4.84% with the largest increases occurring within the commercial and agricultural and commercial real estate portfolios as a result of market demand. Total average investment securities increased $52.81 million or 5.57%. Average mortgages held for sale increased $5.03 million or 72.00%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $2.18 million or 4.27% from the second quarter of 2018.
Average interest-bearing deposits increased $186.57 million or 4.72% for the second quarter of 2019 over the same period in 2018 primarily due to organic customer growth and higher rates on certain deposit products to attract deposits in order to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 42 basis points to 1.26% from 0.84%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates, and a shift in the deposit mix from the second quarter of 2018.
Average short-term borrowings decreased $88.82 million or 30.60% for the second quarter of 2019 compared to the same period in 2018. Interest paid on short-term borrowings decreased six basis points. Interest paid on subordinated notes increased 13 basis points during the second quarter of 2019 from the same period a year ago due to a variable rate on one traunche. Average long-term debt and mandatorily redeemable securities balances were relatively flat. Interest paid on long-term debt and mandatorily redeemable securities increased 68 basis points during the second quarter of 2019 from the same period in 2018 primarily due to higher rates on mandatorily redeemable securities.

	Six Months Ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$919,398	$10,701	2.35%	$835,495	$9,081	2.19%
Tax exempt(1)	75,007	909	2.44%	97,249	1,244	2.58%
Mortgages held for sale	10,429	228	4.41%	7,350	172	4.72%
Loans and leases, net of unearned discount(1)	4,930,183	128,242	5.25%	4,680,073	112,216	4.84%
Other investments	47,740	937	3.96%	45,252	805	3.59%
Total earning assets(1)	5,982,757	141,017	4.75%	5,665,419	123,518	4.40%
Cash and due from banks	65,677			63,657
Reserve for loan and lease losses	(102,245)			(97,502)
Other assets	443,421			422,350
Total assets	$6,389,610			$6,053,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,036,578	$24,448	1.22%	$3,827,398	$14,881	0.78%
Short-term borrowings	226,252	1,471	1.31%	306,150	1,602	1.06%
Subordinated notes	58,764	1,856	6.37%	58,764	1,791	6.15%
Long-term debt and mandatorily redeemable securities	70,897	1,508	4.29%	70,739	1,128	3.22%
Total interest-bearing liabilities	4,392,491	29,283	1.34%	4,263,051	19,402	0.92%
Noninterest-bearing deposits	1,126,126			1,008,257
Other liabilities	85,899			51,312
Shareholders’ equity	782,370			731,304
Noncontrolling interests	2,724			—
Total liabilities and equity	$6,389,610			$6,053,924
Less: Fully tax-equivalent adjustments		(359)			(415)
Net interest income/margin (GAAP-derived)(1)		$111,375	3.75%		$103,701	3.69%
Fully tax-equivalent adjustments		359			415
Net interest income/margin - FTE(1)		$111,734	3.77%		$104,116	3.71%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
The taxable-equivalent net interest income for the six months ended June 30, 2019 was $111.73 million, an increase of 7.32% over the comparable period in 2018. The net interest margin on a fully taxable-equivalent basis was 3.77% compared to a net interest margin of 3.71% for the same period in 2018.
During the six month period ended June 30, 2019, average earning assets increased $317.34 million or 5.60% over the comparable period in 2018. Average interest-bearing liabilities increased $129.44 million or 3.04%. The yield on average earning assets increased 35 basis points to 4.75% from 4.40% primarily due to higher rates on loans and leases and taxable investment securities available- for-sale. The total cost of average interest-bearing liabilities increased 42 basis points to 1.34% from 0.92%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of six basis points.
The largest contributor to the improved yield on average earning assets for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was an increase in yields on net loans and leases of 41 basis points primarily due to market conditions as a result of Federal interest rate increases in 2018. The improved yield on net loans and leases was also negatively impacted by two basis points due to net interest recoveries of $0.08 million in 2019 vs. $0.48 million in 2018. Average net loans and leases increased $250.11 million or 5.34% primarily in the commercial and agricultural and commercial real estate portfolios as a result of market demand. Total average investment securities increased $61.66 million or 6.61%. Average mortgages held for sale increased $3.08 million or 41.89%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper, increased $2.49 million or 5.50%.
Average interest-bearing deposits increased $209.18 million or 5.47% for the first six months of 2019 over the same period in 2018 largely due to organic customer growth and higher rates on certain deposit products to attract deposits in order to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 44 basis points to 1.22% compared to 0.78%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates, and a shift in the deposit mix.
Average short-term borrowings decreased $79.90 million or 26.10% for the first six months of 2019 compared to the same period in 2018. Interest paid on short-term borrowings increased 25 basis points. The decrease in short-term borrowings was primarily the result of lower borrowings with the FHLB. Interest paid on subordinated notes increased 22 basis points due to a variable rate associated with one traunche. Average long-term debt and mandatorily redeemable securities were relatively stable. Interest paid on long-term debt and mandatorily redeemable securities increased 107 basis points due to higher rates on mandatorily redeemable securities.

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

		Three Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$71,637	$69,021	$63,865	$140,658	$123,103
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	93	95	89	188	177
(C)	- Tax-exempt investment securities	84	87	114	171	238
(D)	Interest income - FTE (A+B+C)	71,814	69,203	64,068	141,017	123,518
(E)	Interest expense (GAAP)	15,210	14,073	10,696	29,283	19,402
(F)	Net interest income (GAAP) (A–E)	56,427	54,948	53,169	111,375	103,701
(G)	Net interest income - FTE (D–E)	56,604	55,130	53,372	111,734	104,116
(H)	Annualization factor	4.011	4.056	4.011	2.017	2.017
(I)	Total earning assets	$6,067,871	$5,896,697	$5,776,822	$5,982,757	$5,665,419
	Net interest margin (GAAP-derived) (F*H)/I	3.73%	3.78%	3.69%	3.75%	3.69%
	Net interest margin - FTE (G*H)/I	3.74%	3.79%	3.71%	3.77%	3.71%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and six month periods ended June 30, 2019 was $4.25 million and $9.17 million compared to a provision for loan and lease losses in the three and six month periods ended June 30, 2018 of $4.82 million and $8.60 million. Net charge-offs of $1.19 million or 0.10% of average loans and leases were recorded for the second quarter 2019, compared to net charge-offs of $0.14 million or 0.01% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $4.72 million or 0.19% of average loans and leases have been recorded in 2019, compared to net charge-offs of $0.48 million or 0.02% of average loans and leases through June 30, 2018.
The increase in the amount of the provision for the six month period ended June 30, 2019 was principally driven by a large charge-off in the aircraft portfolio during the first quarter as well as to support strong loan growth year-to-date. Loan growth during the three and six month periods ended June 30, 2019 was $183.15 million and $273.87 million, respectively.
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
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $212 million in foreign exposure. Currently, the U.S. economy remains strong, but the global economy is showing signs of weakness. The majority of our foreign exposure is in Mexico and Brazil. The Brazilian economy continues its path of gradual improvement, but remains weak and extreme poverty is the source of much of the violence and turmoil within the country. Mexico’s economy is currently stronger but is exhibiting weakness as demonstrated by the downward revision of their 2019 gross domestic product growth estimate to 1.3% from 1.6%. Tensions continue regarding threats of tariffs and border immigration issues. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On June 30, 2019, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.37%, improving slightly from 0.54% on June 30, 2018. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.05% compared to 2.13% one year ago. The decrease in the reserve as a percent of loans and leases outstanding was primarily due to charging off a significant exposure and lower special attention loan outstanding balances. A summary of loan and lease loss experience during the three and six months ended June 30, 2019 and 2018 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of June 30, 2019 and December 31, 2018 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Loans and leases past due 90 days or more	$156	$366	$263
Nonaccrual loans and leases	12,212	27,859	34,582
Other real estate	543	299	133
Repossessions	8,799	6,666	9,389
Equipment owned under operating leases	—	126	—
Total nonperforming assets	$21,710	$35,316	$44,367

Nonperforming assets as a percentage of loans and leases were 0.41% at June 30, 2019, 0.71% at December 31, 2018, and 0.89% at June 30, 2018. Nonperforming assets totaled $21.71 million at June 30, 2019, a decrease of 38.53% from the $35.32 million reported at December 31, 2018, and a 51.07% decrease from the $44.37 million reported at June 30, 2018. The decrease in nonperforming assets during the first six months of 2019 was related to lower nonaccrual loans and leases offset by an increase in repossessions. The decrease in nonperforming assets at June 30, 2019 from June 30, 2018 occurred primarily in nonaccrual loans and leases and repossessions offset by an increase in other real estate.
The decrease in nonaccrual loans and leases at June 30, 2019 from December 31, 2018 occurred primarily in the aircraft and auto and light truck portfolios. The decrease in nonaccrual loans and leases at June 30, 2019 from June 30, 2018 also occurred primarily in the aircraft and auto and light truck portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2019 and December 31, 2018 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Commercial and agricultural	$16	$—	$—
Auto and light truck	3,810	440	568
Medium and heavy duty truck	554	15	—
Aircraft	4,400	6,209	8,635
Construction equipment	—	—	172
Commercial real estate	—	—	26
Residential real estate and home equity	543	299	67
Consumer	19	2	54
Total	$9,342	$6,965	$9,522

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,583	$5,800	(217)	(3.74)%	$10,441	$10,988	(547)	(4.98)%
Service charges on deposit accounts	2,785	2,625	160	6.10%	5,283	5,109	174	3.41%
Debit card	3,669	3,427	242	7.06%	6,889	6,530	359	5.50%
Mortgage banking	999	1,073	(74)	(6.90)%	1,935	1,957	(22)	(1.12)%
Insurance commissions	1,518	1,487	31	2.08%	3,692	3,445	247	7.17%
Equipment rental	7,809	8,104	(295)	(3.64)%	15,791	15,859	(68)	(0.43)%
Losses on investment securities available-for-sale	—	—	—	—%	—	(345)	345	NM
Other	3,301	2,507	794	31.67%	5,757	5,287	470	8.89%
Total noninterest income	$25,664	$25,023	641	2.56%	$49,788	$48,830	958	1.96%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased during the three and six months ended June 30, 2019 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2019, December 31, 2018, and June 30, 2018 was $4.25 billion, $3.94 billion, and $4.65 billion, respectively. The decrease in trust and wealth advisory fees compared to one year ago is primarily due to a reduction in the market value of trust assets under management due to stock market movements and the loss of a large employee benefit plan account.
Service charges on deposit accounts increased for the three and six months ended June 30, 2019 over the comparable periods in 2018. The increase in service charges on deposit accounts primarily reflects a higher volume of nonsufficient fund transactions.
Debit card income improved in the three and six months ended June 30, 2019 over the same periods a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2019.
Mortgage banking income decreased in the three and six months ended June 30, 2019 as compared to the same periods in 2018. The decrease was primarily caused by reduced loan servicing fees offset by a higher volume of loans originated for the secondary market during the first half of 2019.
Insurance commissions were higher during the three and six months ended June 30, 2019 over the same periods a year ago. The increase in insurance commissions was primarily due to an increased book of business and higher contingent commissions received.
Equipment rental income decreased for the three and six months ended June 30, 2019 over the comparable periods in 2018. The decrease was the result of reduced leasing volume in our construction and medium and heavy duty truck portfolios offset by the average equipment rental portfolio increasing by 1.10% over the same period a year ago due to equipment finance mainly in solar financing.
Losses on investment securities available-for-sale decreased during the six months ended June 30, 2019 compared the same period in 2018 primarily from repositioning the portfolio during the first quarter of 2018 in response to tax reform.
Other income increased for the three and six months ended June 30, 2019 over the comparable periods in 2018. The increase was primarily a result of higher customer swap fees and increased claim proceeds from bank owned life insurance offset by reduced gains on partnership investments and less brokerage fees and commissions. The increase was also helped by personal property tax reimbursements on leased equipment from lessees that are reported gross as required by the new leasing standard effective January 1, 2019. These personal property tax reimbursements were offset by a similar increase in other expense resulting from the payment of personal property taxes to the taxing jurisdictions.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,787	$23,696	91	0.38%	$47,282	$46,227	1,055	2.28%
Net occupancy	2,481	2,115	366	17.30%	5,253	4,981	272	5.46%
Furniture and equipment	6,289	5,718	571	9.99%	12,313	11,173	1,140	10.20%
Depreciation – leased equipment	6,400	6,684	(284)	(4.25)%	12,924	13,112	(188)	(1.43)%
Professional fees	1,706	1,728	(22)	(1.27)%	3,304	3,745	(441)	(11.78)%
Supplies and communication	1,608	1,499	109	7.27%	3,101	3,052	49	1.61%
FDIC and other insurance	608	714	(106)	(14.85)%	1,253	1,412	(159)	(11.26)%
Business development and marketing	1,678	1,725	(47)	(2.72)%	2,627	3,258	(631)	(19.37)%
Loan and lease collection and repossession	230	565	(335)	(59.29)%	1,591	1,516	75	4.95%
Other	2,566	1,433	1,133	79.06%	2,909	2,958	(49)	(1.66)%
Total noninterest expense	$47,353	$45,877	1,476	3.22%	$92,557	$91,434	1,123	1.23%
Salaries and employee benefits increased during the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase was mainly the result of higher base salaries as a result of normal merit increases, increased company contributions to employee retirement accounts and a rise in group insurance claims offset by a decrease in incentive compensation due to fewer vestings of share-based compensation arrangements as compared to the same periods in 2018.
Net occupancy expense increased during the three and six months ended June 30, 2019 compared to the same periods a year ago. The increase for 2019 was primarily attributable to higher rent expense as a result of the Company leasing office space in its former headquarters building which was sold during the first quarter of 2019 offset by reduced snow removal costs compared to 2018.
Furniture and equipment expense, including depreciation, increased during the three and six months ended June 30, 2019 compared to the same periods a year ago. Furniture and equipment expense was higher in 2019 mainly due to software maintenance costs and increased equipment depreciation.
Depreciation on leased equipment decreased slightly for the three and six months ended June 30, 2019 compared to the same periods in 2018. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees decreased during the second quarter and first six months of 2019 compared to the same period a year ago. The decrease was mainly due to reduced utilization of consulting services related to a customer relationship management project in 2018 and information technology projects during the first quarter of 2018 and decreased legal fees offset by an increase in board of director compensation.
Supplies and communication increased during the second quarter and first six months of 2019 compared to the same periods a year ago. The increase resulted primarily from higher printing costs offset by decreased telephone service and equipment costs.
FDIC and other insurance was lower during the three and six months ended June 30, 2019 compared to the same periods in 2018. The decrease in 2019 was mainly due to lower assessments for FDIC insurance offset by increased general insurance costs.
Business development and marketing expense decreased during the second quarter and first six months of 2019 compared to the same periods a year ago. The reduction was primarily the result of fewer marketing promotions.
Loan and lease collection and repossession expense decreased during the second quarter of 2019 compared to the same period in 2018 and increased during the six months ended June 30, 2019 compared to the same period in 2018. The lower expense during the second quarter of 2019 was mainly due to fewer valuation adjustments on repossessed assets and higher gains on the sale of repossessed assets. The increase during the first half of 2019 was the result of higher general collections and repossession expense compared to the first half of 2018 offset by improved gains on the sale of repossessed assets.
Other expenses increased during the second quarter of 2019 compared to the same period in 2018 and was flat for the first half of 2019 compared to same period in 2018. The increase during the second quarter was primarily related to growth in the provision for unfunded loan commitments and the provision for customer swaps. Additionally, other expense during 2019 included personal property taxes on leased equipment of $0.35 million that are reported gross as required by the new leasing standard effective January 1, 2019. These personal property taxes on leased equipment were offset by a similar increase in other income from the reimbursement of personal property taxes by lessees.

INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2019 was $7.07 million and $13.83 million, compared to $5.53 million and $11.41 million for the same periods in 2018. The effective tax rate was 23.20% and 20.13% for the second quarter ended June 30, 2019 and 2018, respectively and 23.26% and 21.74% for the first six months ended June 30, 2019 and 2018, respectively. A $0.80 million benefit from a state tax settlement during the second quarter of 2018 resulted in an effective tax rate decrease of 2.91% and 1.52% for the three and six months ended June 30, 2018, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2018. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2019	—	$—	—	1,031,001
May 01 - 31, 2019	101,212	45.55	101,212	929,789
June 01 - 30, 2019	40,415	44.81	40,415	889,374

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 1,110,626 shares.

ITEM 3.         Defaults Upon Senior Securities.
None
ITEM 4.         Mine Safety Disclosures.
None
ITEM 5.         Other Information.
None
ITEM 6.         Exhibits
The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	July 18, 2019	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	July 18, 2019	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer