Form 10-Q
period 2019-09-30
1ST SOURCE CORP
filed 2019-10-17
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 11, 2019 — 25,508,756 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$94,160	$94,907
Federal funds sold and interest bearing deposits with other banks	33,325	4,172
Investment securities available-for-sale	1,032,185	990,129
Other investments	28,404	28,404
Mortgages held for sale	28,654	11,290
Loans and leases, net of unearned discount:
Commercial and agricultural	1,175,936	1,073,205
Auto and light truck	612,921	559,987
Medium and heavy duty truck	289,925	283,544
Aircraft	805,568	803,111
Construction equipment	685,696	645,239
Commercial real estate	858,402	809,886
Residential real estate and home equity	531,630	523,855
Consumer	139,468	136,637
Total loans and leases	5,099,546	4,835,464
Reserve for loan and lease losses	(108,941)	(100,469)
Net loans and leases	4,990,605	4,734,995
Equipment owned under operating leases, net	119,171	134,440
Net premises and equipment	51,680	52,139
Goodwill and intangible assets	83,978	83,998
Accrued income and other assets	228,908	159,271
Total assets	$6,691,070	$6,293,745

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,246,063	$1,217,120
Interest-bearing deposits:
Interest-bearing demand	1,605,602	1,614,959
Savings	820,409	822,477
Time	1,719,605	1,467,766
Total interest-bearing deposits	4,145,616	3,905,202
Total deposits	5,391,679	5,122,322
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	139,417	113,627
Other short-term borrowings	57,734	85,717
Total short-term borrowings	197,151	199,344
Long-term debt and mandatorily redeemable securities	71,520	71,123
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	138,914	78,602
Total liabilities	5,858,028	5,530,155

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2019 and December 31, 2018	436,538	436,538
Retained earnings	448,715	398,980
Cost of common stock in treasury (2,696,918 shares at September 30, 2019 and 2,421,946 shares at December 31, 2018)	(76,716)	(62,760)
Accumulated other comprehensive income (loss)	4,630	(10,676)
Total shareholders’ equity	813,167	762,082
Noncontrolling interests	$19,875	$1,508
Total equity	$833,042	$763,590
Total liabilities and equity	$6,691,070	$6,293,745

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans and leases	$66,807	$59,961	$195,089	$172,172
Investment securities, taxable	5,056	4,912	15,757	13,993
Investment securities, tax-exempt	316	432	1,054	1,438
Other	497	391	1,434	1,196
Total interest income	72,676	65,696	213,334	188,799
Interest expense:
Deposits	13,524	9,405	37,972	24,286
Short-term borrowings	293	518	1,764	2,120
Subordinated notes	914	918	2,770	2,709
Long-term debt and mandatorily redeemable securities	750	493	2,258	1,621
Total interest expense	15,481	11,334	44,764	30,736
Net interest income	57,195	54,362	168,570	158,063
Provision for loan and lease losses	3,717	6,157	12,882	14,760
Net interest income after provision for loan and lease losses	53,478	48,205	155,688	143,303
Noninterest income:
Trust and wealth advisory	4,982	5,109	15,423	16,097
Service charges on deposit accounts	2,892	2,567	8,175	7,676
Debit card	3,727	3,377	10,616	9,907
Mortgage banking	1,362	925	3,297	2,882
Insurance commissions	1,603	1,580	5,295	5,025
Equipment rental	7,578	7,977	23,369	23,836
Losses on investment securities available-for-sale	—	—	—	(345)
Other	3,621	2,525	9,378	7,812
Total noninterest income	25,765	24,060	75,553	72,890
Noninterest expense:
Salaries and employee benefits	24,434	23,164	71,716	69,391
Net occupancy	2,635	2,523	7,888	7,504
Furniture and equipment	6,027	5,769	18,340	16,942
Depreciation – leased equipment	6,198	6,580	19,122	19,692
Professional fees	1,603	1,883	4,907	5,628
Supplies and communication	1,643	1,635	4,744	4,687
FDIC and other insurance	260	855	1,513	2,267
Business development and marketing	1,844	1,663	4,471	4,921
Loan and lease collection and repossession	697	1,563	2,288	3,079
Other	1,765	1,707	4,674	4,665
Total noninterest expense	47,106	47,342	139,663	138,776
Income before income taxes	32,137	24,923	91,578	77,417
Income tax expense	7,689	5,035	21,517	16,449
Net income	24,448	19,888	70,061	60,968
Net (income) loss attributable to noncontrolling interests	(10)	—	(42)	—
Net income available to common shareholders	$24,438	$19,888	$70,019	$60,968
Per common share:
Basic net income per common share	$0.95	$0.76	$2.72	$2.33
Diluted net income per common share	$0.95	$0.76	$2.72	$2.33
Cash dividends	$0.27	$0.25	$0.81	$0.71
Basic weighted average common shares outstanding	25,520,035	25,965,694	25,630,771	25,958,125
Diluted weighted average common shares outstanding	25,520,035	25,965,694	25,630,771	25,958,125

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$24,448	$19,888	$70,061	$60,968
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of available-for-sale securities	2,920	(4,294)	20,161	(15,657)
Reclassification adjustment for realized losses included in net income	—	—	—	345
Income tax effect	(703)	1,034	(4,855)	3,687
Other comprehensive income (loss), net of tax	2,217	(3,260)	15,306	(11,625)
Comprehensive income	26,665	16,628	$85,367	$49,343
Comprehensive (income) loss attributable to noncontrolling interests	(10)	—	(42)	—
Comprehensive income available to common shareholders	$26,655	$16,628	$85,325	$49,343
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2018	$—	$436,538	$370,521	$(54,367)	$(12,415)	$740,277	$—	$740,277
Net income	—	—	19,888	—	—	19,888	—	19,888
Other comprehensive loss	—	—	—	—	(3,260)	(3,260)	—	(3,260)
Issuance of 1,214 common shares under stock based compensation awards	—	—	39	29	—	68	—	68
Cost of 545 shares of common stock acquired for treasury	—	—	—	(31)	—	(31)	—	(31)
Common stock dividend ($0.25 per share)	—	—	(6,505)	—	—	(6,505)	—	(6,505)
Balance at September 30, 2018	$—	$436,538	$383,943	$(54,369)	$(15,675)	$750,437	$—	750,437

Balance at July 1, 2019	$—	$436,538	$431,091	$(75,380)	$2,413	$794,662	$10,024	$804,686
Net income	—	—	24,438	—	—	24,438	10	24,448
Other comprehensive income	—	—	—	—	2,217	2,217	—	2,217
Issuance of 3,544 common shares under stock based compensation awards	—	—	91	70	—	161	—	161
Cost of 30,000 shares of common stock acquired for treasury	—	—	—	(1,406)	—	(1,406)	—	(1,406)
Common stock dividend ($0.27 per share)	—	—	(6,905)	—	—	(6,905)	—	(6,905)
Contributions from noncontrolling interests	—	—	—	—	—	—	9,879	9,879
Distributions to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Balance at September 30, 2019	$—	$436,538	$448,715	$(76,716)	$4,630	$813,167	$19,875	$833,042

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537	$—	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—	—	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537	—	718,537
Net income	—	—	60,968	—	—	60,968	—	60,968
Other comprehensive loss	—	—	—	—	(11,625)	(11,625)	—	(11,625)
Issuance of 45,316 common shares under stock based compensation awards	—	—	762	1,076	—	1,838	—	1,838
Cost of 16,334 shares of common stock acquired for treasury	—	—	—	(817)	—	(817)	—	(817)
Common stock dividend ($0.71 per share)	—	—	(18,464)	—	—	(18,464)	—	(18,464)
Balance at September 30, 2018	$—	$436,538	$383,943	$(54,369)	$(15,675)	$750,437	$—	750,437

Balance at January 1, 2019	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	70,019	—	—	70,019	42	70,061
Other comprehensive income	—	—	—	—	15,306	15,306	—	15,306
Issuance of 50,815 common shares under stock based compensation awards	—	—	841	1,129	—	1,970	—	1,970
Cost of 325,787 shares of common stock acquired for treasury	—	—	—	(15,085)	—	(15,085)	—	(15,085)
Common stock dividend ($0.81 per share)	—	—	(20,824)	—	—	(20,824)	—	(20,824)
Contributions from noncontrolling interests	—	—	—	—	—	—	18,363	18,363
Distributions to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Balance at September 30, 2019	$—	$436,538	$448,715	$(76,716)	$4,630	$813,167	$19,875	$833,042

The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$70,061	$60,968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	12,882	14,760
Depreciation of premises and equipment	4,412	4,132
Depreciation of equipment owned and leased to others	19,122	19,692
Stock-based compensation	2,069	2,739
Amortization of investment securities premiums and accretion of discounts, net	2,857	2,863
Amortization of mortgage servicing rights	879	731
Deferred income taxes	(4,586)	(1,315)
Losses on investment securities available-for-sale	—	345
Originations of loans held for sale, net of principal collected	(100,903)	(55,814)
Proceeds from the sales of loans held for sale	85,400	59,246
Net gain on sale of loans held for sale	(1,861)	(1,458)
Net gain on sale of other real estate and repossessions	(473)	(85)
Net gain on sale of premises and equipment	(1,289)	(9)
Change in interest receivable	(1,717)	(3,326)
Change in interest payable	5,885	3,797
Change in other assets	(15,496)	(8,691)
Change in other liabilities	4,648	(6,779)
Other	1,348	490
Net change in operating activities	83,238	92,286
Investing activities:
Proceeds from sales of investment securities available-for-sale	—	11,737
Proceeds from maturities and paydowns of investment securities available-for-sale	128,257	115,520
Purchases of investment securities available-for-sale	(153,310)	(213,916)
Proceeds from liquidation of partnership investment	25	1,868
Net change in other investments	—	(2,206)
Loans sold or participated to others	50,140	14,310
Proceeds from principal payments on direct finance leases	56,798	46,028
Net change in loans and leases	(386,170)	(378,114)
Net change in equipment owned under operating leases	(3,975)	(17,603)
Purchases of premises and equipment	(6,091)	(2,938)
Proceeds from disposal of premises and equipment	3,427	70
Proceeds from sales of other real estate and repossessions	9,522	4,691
Net change in investing activities	(301,377)	(420,553)
Financing activities:
Net change in demand deposits and savings accounts	17,518	97,524
Net change in time deposits	251,839	211,723
Net change in short-term borrowings	(2,193)	76,112
Payments on long-term debt	(2,499)	(1,559)
Stock issued under stock purchase plans	49	145
Acquisition of treasury stock	(15,085)	(817)
Net change in noncontrolling interests	18,325	—
Cash dividends paid on common stock	(21,409)	(19,018)
Net change in financing activities	246,545	364,110

Net change in cash and cash equivalents	28,406	35,843
Cash and cash equivalents, beginning of year	99,079	78,033
Cash and cash equivalents, end of period	$127,485	$113,876
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$10,740	$8,558
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	300	583
Right of use assets obtained in exchange for lease obligations	16,006	—
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
Equipment Owned Under Operating Leases – As a lessor, the Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, in the Consolidated Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three years to seven years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported in Noninterest Income on the Consolidated Statements of Income. Leased assets are depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported in Noninterest Expense on the Consolidated Statements of Income. For automobile leases, fair value is based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company. The Company is responsible for the payment of personal property taxes which is reported in Other Expense on the Consolidated Statements of Income. The lessee is responsible for reimbursing the Company for personal property taxes which is reported in Other Income on the Consolidated Statements of Income. The Company excludes sales taxes and other similar taxes from being reported as lease revenue with an associated expense.
Lease Commitments – The Company leases certain banking center locations, office space, land and billboards. In determining whether a contract contains a lease, the Company examines the contract to ensure an asset was specifically identified and that the Company has control of use over the asset. To determine whether a lease is classified as operating or finance, the Company performs an economic life test on all building leases with greater than a twenty years term. Further, the Company performs a fair value test to identify any leases that have a present value of future lease payments over the lease term that is greater than 90% of the fair value of the building. The Company only capitalizes leases with an initial lease liability of $2,000 or greater.
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
Intangibles - Internal-Use Software: In August 2018, the FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company has assessed ASU 2018-15 and does not expect it to have a material impact on its accounting and disclosures.
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
The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has assessed ASU 2018-13 and does not expect it to have a material impact on its accounting and disclosures.

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
ASU 2016-13 and 2019-05 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company’s cross-functional team continues to work through its implementation plan including the assessment and documentation of processes, internal controls and data as well as model development. The Company implemented a third-party software solution to assist in the application of the new standard including portfolio segmentation according to shared risk characteristics and modeling methodologies. The Company is currently refining qualitative factors and forecast periods. The Company is also focused on running a parallel analysis to its current allowance for loan loss model prior to implementation. While a one-time cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective, the impact of adopting ASU 2016-13 cannot be reasonably estimated at this point and could be significantly influenced by the composition, characteristics and quality of the loan and lease portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. Treasury and Federal agencies securities	$538,169	$2,513	$(552)	$540,130
U.S. States and political subdivisions securities	87,000	1,043	(54)	87,989
Mortgage-backed securities — Federal agencies	348,045	3,502	(1,149)	350,398
Corporate debt securities	52,173	839	(43)	52,969
Foreign government and other securities	700	—	(1)	699
Total debt securities available-for-sale	$1,026,087	$7,897	$(1,799)	$1,032,185

December 31, 2018
U.S. Treasury and Federal agencies securities	$537,913	$196	$(6,886)	$531,223
U.S. States and political subdivisions securities	95,346	172	(936)	94,582
Mortgage-backed securities — Federal agencies	324,390	718	(6,875)	318,233
Corporate debt securities	45,843	—	(451)	45,392
Foreign government and other securities	700	—	(1)	699
Total debt securities available-for-sale	$1,004,192	$1,086	$(15,149)	$990,129

At September 30, 2019 and December 31, 2018, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2019. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$216,692	$216,911
Due after one year through five years	452,859	456,231
Due after five years through ten years	8,491	8,645
Due after ten years	—	—
Mortgage-backed securities	348,045	350,398
Total debt securities available-for-sale	$1,026,087	$1,032,185

The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2019, the Company’s available-for-sale securities portfolio consisted of 619 securities, 157 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
U.S. Treasury and Federal agencies securities	$21,747	$(52)	$127,219	$(500)	$148,966	$(552)
U.S. States and political subdivisions securities	13,487	(49)	1,038	(5)	14,525	(54)
Mortgage-backed securities - Federal agencies	46,488	(198)	78,269	(951)	124,757	(1,149)
Corporate debt securities	1,503	—	8,085	(43)	9,588	(43)
Foreign government and other securities	600	—	99	(1)	699	(1)
Total debt securities available-for-sale	$83,825	$(299)	$214,710	$(1,500)	$298,535	$(1,799)

December 31, 2018
U.S. Treasury and Federal agencies securities	$55,491	$(177)	$424,269	$(6,709)	$479,760	$(6,886)
U.S. States and political subdivisions securities	21,059	(61)	45,365	(875)	66,424	(936)
Mortgage-backed securities - Federal agencies	65,554	(511)	198,221	(6,364)	263,775	(6,875)
Corporate debt securities	21,496	(143)	23,896	(308)	45,392	(451)
Foreign government and other securities	699	(1)	—	—	699	(1)
Total debt securities available-for-sale	$164,299	$(893)	$691,751	$(14,256)	$856,050	$(15,149)

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
At September 30, 2019, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
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

At September 30, 2019 and December 31, 2018, investment securities available-for-sale with carrying values of $305.63 million and $242.31 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2019
Commercial and agricultural	$1,123,048	$52,888	$1,175,936
Auto and light truck	592,891	20,030	612,921
Medium and heavy duty truck	288,758	1,167	289,925
Aircraft	784,453	21,115	805,568
Construction equipment	658,320	27,376	685,696
Commercial real estate	843,243	15,159	858,402
Total	$4,290,713	$137,735	$4,428,448

December 31, 2018
Commercial and agricultural	$1,043,019	$30,186	$1,073,205
Auto and light truck	528,174	31,813	559,987
Medium and heavy duty truck	281,834	1,710	283,544
Aircraft	768,442	34,669	803,111
Construction equipment	625,579	19,660	645,239
Commercial real estate	787,376	22,510	809,886
Total	$4,034,424	$140,548	$4,174,972

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2019
Residential real estate and home equity	$529,405	$2,225	$531,630
Consumer	139,168	300	139,468
Total	$668,573	$2,525	$671,098

December 31, 2018
Residential real estate and home equity	$521,846	$2,009	$523,855
Consumer	136,423	214	136,637
Total	$658,269	$2,223	$660,492

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2019
Commercial and agricultural	$1,173,150	$63	$1,012	$—	$1,174,225	$1,711	$1,175,936
Auto and light truck	609,313	1,279	473	—	611,065	1,856	612,921
Medium and heavy duty truck	289,906	—	—	—	289,906	19	289,925
Aircraft	791,611	9,825	3,061	—	804,497	1,071	805,568
Construction equipment	678,017	4,800	1,114	—	683,931	1,765	685,696
Commercial real estate	856,848	—	—	—	856,848	1,554	858,402
Residential real estate and home equity	528,261	1,086	58	303	529,708	1,922	531,630
Consumer	138,509	543	116	10	139,178	290	139,468
Total	$5,065,615	$17,596	$5,834	$313	$5,089,358	$10,188	$5,099,546

December 31, 2018
Commercial and agricultural	$1,070,530	$22	$—	$—	$1,070,552	$2,653	$1,073,205
Auto and light truck	544,022	3,154	1,437	—	548,613	11,374	559,987
Medium and heavy duty truck	283,284	154	—	—	283,438	106	283,544
Aircraft	790,233	4,149	1,168	—	795,550	7,561	803,111
Construction equipment	641,270	1,643	—	—	642,913	2,326	645,239
Commercial real estate	807,793	109	—	—	807,902	1,984	809,886
Residential real estate and home equity	520,124	1,267	455	295	522,141	1,714	523,855
Consumer	135,591	682	150	73	136,496	141	136,637
Total	$4,792,847	$11,180	$3,210	$368	$4,807,605	$27,859	$4,835,464

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
September 30, 2019
With no related reserve recorded:
Commercial and agricultural	$995	$995	$—
Auto and light truck	1,333	1,333	—
Medium and heavy duty truck	—	—	—
Aircraft	1,070	1,070	—
Construction equipment	820	820	—
Commercial real estate	817	817	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,035	5,035	—
With a reserve recorded:
Commercial and agricultural	12,583	12,580	1,679
Auto and light truck	400	400	256
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	938	938	84
Commercial real estate	664	664	6
Residential real estate and home equity	339	340	121
Consumer	—	—	—
Total with a reserve recorded	14,924	14,922	2,146
Total impaired loans	$19,959	$19,957	$2,146

December 31, 2018
With no related reserve recorded:
Commercial and agricultural	$2,471	$2,471	$—
Auto and light truck	7,504	7,504	—
Medium and heavy duty truck	106	106	—
Aircraft	556	556	—
Construction equipment	905	905	—
Commercial real estate	1,131	1,131	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	12,673	12,673	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	3,840	3,840	372
Medium and heavy duty truck	—	—	—
Aircraft	7,004	7,004	1,255
Construction equipment	1,340	1,340	279
Commercial real estate	759	759	51
Residential real estate and home equity	344	346	126
Consumer	—	—	—
Total with a reserve recorded	13,287	13,289	2,083
Total impaired loans	$25,960	$25,962	$2,083

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$5,177	$68	$2,798	$—	$4,026	$81	$2,880	$—
Auto and light truck	1,793	—	8,972	—	3,196	—	7,955	—
Medium and heavy duty truck	—	—	195	—	205	—	287	—
Aircraft	593	—	18,438	—	2,542	—	10,211	20
Construction equipment	1,838	—	2,157	—	1,728	—	1,476	—
Commercial real estate	1,595	—	1,534	—	1,763	—	2,496	—
Residential real estate and home equity	340	4	347	3	341	14	349	11
Consumer	—	—	—	—	—	—	—	—
Total	$11,336	$72	$34,441	$3	$13,801	$95	$25,654	$31

There was one performing loan and lease modification classified as a troubled debt restructuring (TDR) during the three months ended September 30, 2019 and two (one performing and one nonperforming) loan and lease modifications classified as TDR during the nine months ended September 30, 2019. There were no loan or lease modifications classified as TDR during the three and nine months ended September 30, 2018. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There was one modification during the three and nine months ended September 30, 2019 and no modifications during the three and nine months ended September 30, 2018 that resulted in an interest rate below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended September 30, 2019 and one TDR which had a payment default within the twelve months following modification during the nine months ended September 30, 2019. There were no TDRs which had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2018. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Performing TDRs	$12,449	$344
Nonperforming TDRs	497	316
Total TDRs	$12,946	$660

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2019 and 2018.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2019
Balance, beginning of period	$19,052	$16,341	$4,671	$31,918	$12,284	$15,757	$3,518	$1,370	$104,911
Charge-offs	83	61	—	65	19	—	4	705	937
Recoveries	438	57	—	614	17	6	40	78	1,250
Net charge-offs (recoveries)	(355)	4	—	(549)	2	(6)	(36)	627	(313)
Provision (recovery of provision)	2,823	(610)	(87)	(429)	370	970	12	668	3,717
Balance, end of period	$22,230	$15,727	$4,584	$32,038	$12,652	$16,733	$3,566	$1,411	$108,941

September 30, 2018
Balance, beginning of period	$18,631	$12,076	$4,342	$36,772	$11,136	$15,140	$3,564	$1,346	$103,007
Charge-offs	5	418	—	10,409	—	—	35	259	11,126
Recoveries	98	34	—	6	32	20	3	69	262
Net charge-offs (recoveries)	(93)	384	—	10,403	(32)	(20)	32	190	10,864
Provision (recovery of provision)	(1,065)	(204)	(183)	7,477	187	(102)	(82)	129	6,157
Balance, end of period	$17,659	$11,488	$4,159	$33,846	$11,355	$15,058	$3,450	$1,285	$98,300

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2019 and 2018.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2019
Balance, beginning of period	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	171	527	1,132	3,066	215	—	25	1,268	6,404
Recoveries	500	86	—	916	136	66	46	244	1,994
Net charge-offs (recoveries)	(329)	441	1,132	2,150	79	(66)	(21)	1,024	4,410
Provision (recovery of provision)	4,838	1,479	1,413	1,141	1,809	962	120	1,120	12,882
Balance, end of period	$22,230	$15,727	$4,584	$32,038	$12,652	$16,733	$3,566	$1,411	$108,941

September 30, 2018
Balance, beginning of period	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	30	818	—	10,438	5	7	46	643	11,987
Recoveries	188	53	—	55	77	45	16	210	644
Net charge-offs (recoveries)	(158)	765	—	10,383	(72)	(38)	30	433	11,343
Provision (recovery of provision)	1,273	2,150	(685)	9,610	1,940	228	(186)	430	14,760
Balance, end of period	$17,659	$11,488	$4,159	$33,846	$11,355	$15,058	$3,450	$1,285	$98,300

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2019
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$1,679	$256	$—	$—	$84	$6	$121	$—	$2,146
Ending balance, collectively evaluated for impairment	20,551	15,471	4,584	32,038	12,568	16,727	3,445	1,411	106,795
Total reserve for loan and lease losses	$22,230	$15,727	$4,584	$32,038	$12,652	$16,733	$3,566	$1,411	$108,941

Recorded investment in loans
Ending balance, individually evaluated for impairment	$13,578	$1,733	$—	$1,070	$1,758	$1,481	$339	$—	$19,959
Ending balance, collectively evaluated for impairment	1,162,358	611,188	289,925	804,498	683,938	856,921	531,291	139,468	5,079,587
Total recorded investment in loans	$1,175,936	$612,921	$289,925	$805,568	$685,696	$858,402	$531,630	$139,468	$5,099,546

December 31, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$372	$—	$1,255	$279	$51	$126	$—	$2,083
Ending balance, collectively evaluated for impairment	17,063	14,317	4,303	31,792	10,643	15,654	3,299	1,315	98,386
Total reserve for loan and lease losses	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,471	$11,344	$106	$7,560	$2,245	$1,890	$344	$—	$25,960
Ending balance, collectively evaluated for impairment	1,070,734	548,643	283,438	795,551	642,994	807,996	523,511	136,637	4,809,504
Total recorded investment in loans	$1,073,205	$559,987	$283,544	$803,111	$645,239	$809,886	$523,855	$136,637	$4,835,464

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
The following table shows the components of the investment in direct finance and operating leases.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Direct finance leases:
Minimum lease payments	$208,123	$257,398
Estimated unguaranteed residual values	41	41
Less: Unearned income	(35,719)	(46,709)
Net investment in direct finance leases	$172,445	$210,730

Operating leases:
Gross investment in operating leases	$189,543	$199,954
Accumulated depreciation	(70,372)	(65,514)
Net investment in operating leases	$119,171	$134,440

The following table shows future minimum lease payments due from clients on direct finance and operating leases at September 30, 2019.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
Remainder of 2019	$12,682	$7,798
2020	42,746	33,502
2021	35,637	20,243
2022	34,037	12,432
2023	29,310	6,767
Thereafter	53,711	3,201
Total	$208,123	$83,943

To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of our leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $75.00 million and $87.61 million at September 30, 2019 and December 31, 2018, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Direct finance leases:
Interest income on lease receivable	$2,280	$3,020	$8,699	$9,689

Operating leases:
Income related to lease payments	$7,578	$7,977	$23,369	$23,836
Depreciation expense	6,198	6,580	19,122	19,692

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three and nine months ended September 30, 2019 was $0.15 million and $0.50 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three and nine months ended September 30, 2019 was $0.15 million and $0.50 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $734.92 million and $734.30 million at September 30, 2019 and December 31, 2018, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Mortgage servicing rights:
Balance at beginning of period	$4,141	$4,323	$4,283	$4,349
Additions	318	213	703	658
Amortization	(352)	(260)	(879)	(731)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,107	4,276	4,107	4,276
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,107	$4,276	$4,107	$4,276
Fair value of mortgage servicing rights at end of period	$5,722	$7,243	$5,722	$7,243

At September 30, 2019 and 2018, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $1.62 million and $2.97 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.68 million and $0.65 million for the three months ended September 30, 2019 and 2018, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.93 million and $1.95 million for the nine months ended September 30, 2019 and 2018, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
Note 8 — Commitments and Financial Instruments with Off-Balance-Sheet Risk
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of September 30, 2019.

(Dollars in thousands)	Statement of Financial Condition classification	September 30, 2019
Operating lease right of use assets	Accrued income and other assets	$23,787
Operating lease liabilities	Accrued expenses and other liabilities	$24,042

During the third quarter of 2019, the Company amended the lease agreement for its corporate office building by extending the lease term which resulted in an increase to its operating lease right of use assets of $14.65 million and an increase to its operating lease liabilities of $14.64 million.
The following table shows the components of operating leases expense for the three and nine months ended September 30, 2019.

(Dollars in thousands)	Statement of Income classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Net occupancy expense	$873	$2,634
Short-term lease cost	Net occupancy expense	16	26
Variable lease cost	Net occupancy expense	—	—
Total operating lease cost		$889	$2,660

Gross rental expense for the three and nine months ended September 30, 2018 was $0.92 million and $2.63 million, respectively.

The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
Remainder of 2019	$626
2020	3,657
2021	3,623
2022	3,532
2023	2,493
Thereafter	13,570
Total lease payments	27,501
Less: imputed interest	(3,459)
Present value of operating lease liabilities	$24,042

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at September 30, 2019.

(Dollars in thousands)	September 30, 2019
Weighted average remaining lease term	11.18 years
Weighted average discount rate	2.86%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$941

During the nine months ended September 30, 2019, the Company recognized a net gain on the sale of an office building in the amount of $1.32 million. The Company commenced an operating lease with the buyer of the building to lease a portion of it for office space resulting in a new right of use asset and operating lease liability.
There are no new significant leases that have not yet commenced as of September 30, 2019.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Amounts of commitments:
Loan commitments to extend credit	$1,045,769	$1,095,053
Standby letters of credit	$29,126	$31,133
Commercial and similar letters of credit	$1,752	$2,500

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
Standby letters of credit are conditional commitments that guarantee the performance of a client to a third party. The credit risk involved in and collateral obtained when issuing standby letters of credit is essentially the same as that involved in extending loan commitments to clients. Standby letters of credit generally have terms ranging from two months to one year.
Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. Commercial letters of credit generally have terms ranging from two months to six months.

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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2019
Interest rate swap contracts	$1,024,739	Other assets	$28,930	Other liabilities	$29,434
Loan commitments	18,059	Mortgages held for sale	198	N/A	—
Forward contracts - mortgage loan	38,275	N/A	—	Mortgages held for sale	17
Total	$1,081,073		$29,128		$29,451

December 31, 2018
Interest rate swap contracts	$855,848	Other assets	$7,124	Other liabilities	$7,250
Loan commitments	5,871	Mortgages held for sale	112	N/A	—
Forward contracts - mortgage loan	14,087	N/A	—	Mortgages held for sale	135
Total	$875,806		$7,236		$7,385

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2019	2018	2019	2018
Interest rate swap contracts	Other expense	$(129)	$(15)	$(378)	$(51)
Interest rate swap contracts	Other income	272	105	1,056	684
Loan commitments	Mortgage banking	(6)	(5)	86	52
Forward contracts - mortgage loan	Mortgage banking	157	107	118	70
Total		$294	$192	$882	$755

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019
Interest rate swaps	$28,930	$—	$28,930	$—	$—	$28,930

December 31, 2018
Interest rate swaps	$7,128	$4	$7,124	$177	$610	$6,337

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2019
Interest rate swaps	$29,434	$—	$29,434	$29,277	$—	$157
Repurchase agreements	139,417	—	139,417	139,417	—	—
Total	$168,851	$—	$168,851	$168,694	$—	$157

December 31, 2018
Interest rate swaps	$7,254	$4	$7,250	$1,700	$—	$5,550
Repurchase agreements	103,627	—	103,627	103,627	—	—
Total	$110,881	$4	$110,877	$105,327	$—	$5,550

If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2019 and December 31, 2018, repurchase agreements had a remaining contractual maturity of $137.17 million and $102.34 million in overnight, $2.24 million and $1.29 million in up to 30 days, and $0.01 million and $0.00 million in 30 to 90 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.35 million and $0.33 million for the three months ended September 30, 2019 and 2018, respectively and $1.05 million and $0.97 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also recognized $3.53 million and $0.35 million of investment tax credits for the three months ended September 30, 2019 and 2018, respectively and $9.08 million and $8.29 million for the nine months ended September 30, 2019 and 2018, respectively.
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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Investment carrying amount	$13,196	$15,083
Unfunded capital and other commitments	6,111	6,449
Maximum exposure to loss	43,114	40,705
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At September 30, 2019 and December 31, 2018, approximately $41.35 million and $8.38 million of the Company’s assets and $19.31 million and $6.70 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at September 30, 2019.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	3.60%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2019 and 2018.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2019	2018	2019	2018
Distributed earnings allocated to common stock	$6,895	$6,491	$20,791	$18,420
Undistributed earnings allocated to common stock	17,402	13,272	48,827	42,141
Net earnings allocated to common stock	24,297	19,763	69,618	60,561
Net earnings allocated to participating securities	141	125	401	407
Net income allocated to common stock and participating securities	$24,438	$19,888	$70,019	$60,968

Weighted average shares outstanding for basic earnings per common share	25,520,035	25,965,694	25,630,771	25,958,125
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,520,035	25,965,694	25,630,771	25,958,125

Basic earnings per common share	$0.95	$0.76	$2.72	$2.33
Diluted earnings per common share	$0.95	$0.76	$2.72	$2.33

Note 12 — Stock Based Compensation
As of September 30, 2019, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2018. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2019.

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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and 2018 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2019 and 2018. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2019, there was $5.50 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.04 years.
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

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2019 and December 31, 2018. Interest and penalties are recognized through the income tax provision. For the three months ended September 30, 2019 and 2018, the Company recognized no interest and penalties. For the nine months ended September 30, 2019 and 2018, the Company recognized $0.00 million and $(0.09) million in interest or penalties, respectively. There were no accrued interest and penalties at September 30, 2019 and December 31, 2018.
Tax years that remain open and subject to audit include the federal 2016-2018 years and the Indiana 2015-2018 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company elected fair value accounting for mortgages held for sale. The Company believes the election for mortgages held for sale (which are economically hedged with free-standing derivatives) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. At September 30, 2019 and December 31, 2018, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2019
Mortgages held for sale reported at fair value	$28,654	$28,176	$478	(1)

December 31, 2018
Mortgages held for sale reported at fair value	$11,290	$11,076	$214	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$44,569	$495,561	$—	$540,130
U.S. States and political subdivisions securities	—	83,020	4,969	87,989
Mortgage-backed securities — Federal agencies	—	350,398	—	350,398
Corporate debt securities	—	52,969	—	52,969
Foreign government and other securities	—	699	—	699
Total debt securities available-for-sale	44,569	982,647	4,969	1,032,185
Mortgages held for sale	—	28,654	—	28,654
Accrued income and other assets (interest rate swap agreements)	—	28,930	—	28,930
Total	$44,569	$1,040,231	$4,969	$1,089,769

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$29,434	$—	$29,434
Total	$—	$29,434	$—	$29,434

December 31, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,746	$497,477	$—	$531,223
U.S. States and political subdivisions securities	—	93,557	1,025	94,582
Mortgage-backed securities — Federal agencies	—	318,233	—	318,233
Corporate debt securities	—	45,392	—	45,392
Foreign government and other securities	—	699	—	699
Total debt securities available-for-sale	33,746	955,358	1,025	990,129
Mortgages held for sale	—	11,290	—	11,290
Accrued income and other assets (interest rate swap agreements)	—	7,124	—	7,124
Total	$33,746	$973,772	$1,025	$1,008,543

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$7,250	$—	$7,250
Total	$—	$7,250	$—	$7,250

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2019 and 2018.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance July 1, 2019	$5,061	$—	$5,061
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(12)	—	(12)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(80)	—	(80)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2019	$4,969	$—	$4,969

Beginning balance July 1, 2018	$1,641	$707	$2,348
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(2)	(1)	(3)
Purchases	—	200	200
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(80)	(200)	(280)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance September 30, 2018	$1,559	$706	$2,265

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2019 or 2018. No transfers between levels occurred during the three months ended September 30, 2019 or 2018.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2019
Debt securities available-for sale
Direct placement municipal securities	$4,969	Discounted cash flows	Credit spread assumption	1.95% - 2.32%

December 31, 2018
Debt securities available-for sale
Direct placement municipal securities	$1,025	Discounted cash flows	Credit spread assumption	0.17% - 3.02%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2019: impaired loans - $0.50 million; mortgage servicing rights - $0.00 million; repossessions - $0.31 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Impaired loans - collateral based	$—	$—	$12,118	$12,118
Accrued income and other assets (mortgage servicing rights)	—	—	4,107	4,107
Accrued income and other assets (repossessions)	—	—	6,610	6,610
Accrued income and other assets (other real estate)	—	—	629	629
Total	$—	$—	$23,464	$23,464

December 31, 2018
Impaired loans - collateral based	$—	$—	$7,306	$7,306
Accrued income and other assets (mortgage servicing rights)	—	—	4,283	4,283
Accrued income and other assets (repossessions)	—	—	6,666	6,666
Accrued income and other assets (other real estate)	—	—	299	299
Total	$—	$—	$18,554	$18,554

The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2019
Impaired loans	$12,118	$12,118	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%

Mortgage servicing rights	4,107	5,722	Discounted cash flows	Constant prepayment rate (CPR)	11.5% - 23.6%
				Discount rate	9.1% - 12.0%

Repossessions	6,610	7,044	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 18%

Other real estate	629	674	Appraisals	Discount for lack of marketability	0% - 9%

December 31, 2018
Impaired loans	$7,306	$7,306	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,283	7,238	Discounted cash flows	Constant prepayment rate (CPR)	7.2% - 24.8%
				Discount rate	10.3% - 13.1%

Repossessions	6,666	6,991	Appraisals, trade publications and auction values	Discount for lack of marketability	4% - 6%

Other real estate	299	305	Appraisals	Discount for lack of marketability	0% - 10%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Cash and due from banks	$94,160	$94,160	$94,160	$—	$—
Federal funds sold and interest bearing deposits with other banks	33,325	33,325	33,325	—	—
Investment securities, available-for-sale	1,032,185	1,032,185	44,569	982,647	4,969
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	28,654	28,654	—	28,654	—
Loans and leases, net of reserve for loan and lease losses	4,990,605	5,017,099	—	—	5,017,099
Mortgage servicing rights	4,107	5,722	—	—	5,722
Accrued interest receivable	20,597	20,597	—	20,597	—
Interest rate swaps	28,930	28,930	—	28,930	—
Liabilities:
Deposits	$5,391,679	$5,396,941	$3,672,074	$1,724,867	$—
Short-term borrowings	197,151	197,151	138,506	58,645	—
Long-term debt and mandatorily redeemable securities	71,520	70,955	—	70,955	—
Subordinated notes	58,764	59,182	—	59,182	—
Accrued interest payable	14,835	14,835	—	14,835	—
Interest rate swaps	29,434	29,434	—	29,434	—
Off-balance-sheet instruments *	—	300	—	300	—

December 31, 2018
Assets:
Cash and due from banks	$94,907	$94,907	$94,907	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,172	4,172	4,172	—	—
Investment securities, available-for-sale	990,129	990,129	33,746	955,358	1,025
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	11,290	11,290	—	11,290	—
Loans and leases, net of reserve for loan and lease losses	4,734,995	4,689,267	—	—	4,689,267
Mortgage servicing rights	4,283	7,238	—	—	7,238
Accrued interest receivable	18,880	18,880	—	18,880	—
Interest rate swaps	7,124	7,124	—	7,124	—
Liabilities:
Deposits	$5,122,322	$5,111,711	$3,654,556	$1,457,155	$—
Short-term borrowings	199,344	199,344	113,734	85,610	—
Long-term debt and mandatorily redeemable securities	71,123	68,751	—	68,751	—
Subordinated notes	58,764	45,874	—	45,874	—
Accrued interest payable	8,950	8,950	—	8,950	—
Interest rate swaps	7,250	7,250	—	7,250	—
Off-balance-sheet instruments *	—	259	—	259	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2019, as compared to December 31, 2018, and the results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2018 Annual Report.
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
FINANCIAL CONDITION
Our total assets at September 30, 2019 were $6.69 billion, an increase of $397.33 million or 6.31% from December 31, 2018. Total investment securities, available-for-sale were $1.03 billion, an increase of $42.06 million or 4.25% from December 31, 2018. Federal funds sold and interest bearing deposits with other banks were $33.33 million, an increase of $29.15 million or 698.78% from December 31, 2018.
Total loans and leases were $5.10 billion, an increase of $264.08 million or 5.46% from December 31, 2018. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $198.81 million and $224.44 million as of September 30, 2019 and December 31, 2018, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $75.35 million and $121.55 million as of September 30, 2019, respectively, compared to $83.90 million and $127.16 million as of December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018 there was not a significant concentration in any other country. Solar loan and lease outstandings were $153.96 million as of September 30, 2019, an increase of $57.96 million or 60.37% from the $96.00 million at December 31, 2018. Solar loan and lease outstandings are included in commercial and agricultural loans. Equipment owned under operating leases was $119.17 million, a decrease of $15.27 million, or 11.36% compared to December 31, 2018.
Total deposits were $5.39 billion, an increase of $269.36 million or 5.26% from the end of 2018. Short-term borrowings were $197.15 million, a decrease of $2.19 million or 1.10% from December 31, 2018. Long-term debt and mandatorily redeemable securities were $71.52 million, an increase of $0.40 million or 0.56% from December 31, 2018.

The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Accrued income and other assets:
Bank owned life insurance cash surrender value	$68,830	$67,434
Operating lease right of use assets	23,787	—
Accrued interest receivable	20,597	18,880
Mortgage servicing rights	4,107	4,283
Other real estate	629	299
Repossessions	6,610	6,666
Partnership investments carrying amount	54,547	23,460
All other assets	49,801	38,249
Total accrued income and other assets	$228,908	$159,271

CAPITAL
As of September 30, 2019, total shareholders’ equity was $813.17 million, up $51.09 million, or 6.70% from the $762.08 million at December 31, 2018. In addition to net income of $70.02 million, other significant changes in shareholders’ equity during the first nine months of 2019 included $15.09 million of common stock acquired for treasury and $20.82 million of dividends paid. The accumulated other comprehensive income (loss) component of shareholders’ equity totaled $4.63 million at September 30, 2019, compared to $(10.68) million at December 31, 2018. Our shareholders’ equity-to-assets ratio was 12.15% as of September 30, 2019, compared to 12.11% at December 31, 2018. Book value per common share rose to $31.88 at September 30, 2019, from $29.56 at December 31, 2018.
We declared and paid cash dividends per common share of $0.27 during the third quarter of 2019. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 29.94%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2019, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$867,594	14.59%	$475,720	8.00%	$624,383	10.50%	$594,650	10.00%
1st Source Bank	792,181	13.35	474,651	8.00	622,980	10.50	593,314	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	792,796	13.33	356,790	6.00	505,453	8.50	475,720	8.00
1st Source Bank	717,548	12.09	355,989	6.00	504,317	8.50	474,651	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	728,886	12.26	267,593	4.50	416,255	7.00	386,523	6.50
1st Source Bank	710,638	11.98	266,991	4.50	415,320	7.00	385,654	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	792,796	12.11	261,857	4.00	N/A	N/A	327,321	5.00
1st Source Bank	717,548	10.97	261,711	4.00	N/A	N/A	327,138	5.00

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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2019, we had no borrowings in the federal funds market. We could borrow $265.00 million in additional funds for a short time from these banks on a collective basis. As of September 30, 2019, we had $97.99 million outstanding in FHLB advances and could borrow an additional $481.00 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $720.67 million as of September 30, 2019.
Our loan to asset ratio was 76.21% at September 30, 2019 compared to 76.83% at December 31, 2018 and 76.68% at September 30, 2018. Cash and cash equivalents totaled $127.49 million at September 30, 2019 compared to $99.08 million at December 31, 2018 and $113.88 million at September 30, 2018. At September 30, 2019, the Statement of Financial Condition was rate sensitive by $410.80 million more assets than liabilities scheduled to reprice within one year, or approximately 1.14%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $743 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month periods ended September 30, 2019 was $24.44 million and $70.02 million, compared to $19.89 million and $60.97 million for the same periods in 2018. Diluted net income per common share was $0.95 and $2.72 for the three and nine month periods ended September 30, 2019, compared to $0.76 and $2.33 for the same periods in 2018. Return on average common shareholders’ equity was 11.83% for the nine months ended September 30, 2019, compared to 11.04% in 2018. The return on total average assets was 1.45% for the nine months ended September 30, 2019, compared to 1.33% in 2018.
Net income increased for the nine months ended September 30, 2019 compared to the first nine months of 2018. Net interest income and noninterest income increased and the provision for loan and lease losses decreased which was offset by an increase in noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$959,104	$5,056	2.09%	$929,264	$5,186	2.24%	$879,882	$4,912	2.21%
Tax exempt(1)	65,146	388	2.36%	71,878	437	2.44%	84,399	533	2.51%
Mortgages held for sale	19,888	190	3.79%	12,014	127	4.24%	9,016	93	4.09%
Loans and leases, net of unearned discount(1)	5,091,358	66,712	5.20%	5,001,392	65,565	5.26%	4,822,431	59,964	4.93%
Other investments	54,768	497	3.60%	53,323	499	3.75%	43,860	391	3.54%
Total earning assets(1)	6,190,264	72,843	4.67%	6,067,871	71,814	4.75%	5,839,588	65,893	4.48%
Cash and due from banks	66,046			67,448			64,622
Reserve for loan and lease losses	(106,559)			(102,787)			(102,790)
Other assets	471,129			455,212			422,767
Total assets	$6,620,880			$6,487,744			$6,224,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,174,746	$13,524	1.29%	$4,137,118	$12,978	1.26%	$3,986,576	$9,405	0.94%
Short-term borrowings	188,562	293	0.62%	201,401	540	1.08%	207,225	518	0.99%
Subordinated notes	58,764	914	6.17%	58,764	928	6.33%	58,764	918	6.20%
Long-term debt and mandatorily redeemable securities	71,304	750	4.17%	71,308	764	4.30%	70,902	493	2.76%
Total interest-bearing liabilities	4,493,376	15,481	1.37%	4,468,591	15,210	1.37%	4,323,467	11,334	1.04%
Noninterest-bearing deposits	1,188,645			1,127,794			1,104,645
Other liabilities	119,125			98,475			44,827
Shareholders’ equity	809,279			789,009			751,248
Noncontrolling interests	10,455			3,875			—
Total liabilities and equity	$6,620,880			$6,487,744			$6,224,187
Less: Fully tax-equivalent adjustments		(167)			(177)			(197)
Net interest income/margin (GAAP-derived)(1)		$57,195	3.67%		$56,427	3.73%		$54,362	3.69%
Fully tax-equivalent adjustments		167			177			197
Net interest income/margin - FTE(1)		$57,362	3.68%		$56,604	3.74%		$54,559	3.71%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2019 compared to the Quarter Ended September 30, 2018
The taxable-equivalent net interest income for the three months ended September 30, 2019 was $57.36 million, an increase of 5.14% over the same period in 2018. The net interest margin on a fully taxable-equivalent basis was 3.68% for the three months ended September 30, 2019, compared to 3.71% for the three months ended September 30, 2018.
During the three month period ended September 30, 2019, average earning assets increased $350.68 million, up 6.01% over the comparable period in 2018. Average interest-bearing liabilities increased $169.91 million or 3.93%. The yield on average earning assets increased 19 basis points to 4.67% from 4.48% primarily due to higher rates on loans and leases. Total cost of average interest-bearing liabilities increased 33 basis points to 1.37% from 1.04% as a result of the rising interest rate environment during 2018 and competitive pressure on deposit rates. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of three basis points.

The largest contributor to the improved yield on average earning assets for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was an increase in yields on net loans and leases of 27 basis points primarily due to market conditions as a result of 2018 Federal Reserve interest rate increases. The improved yield on net loans and leases was also positively impacted by four basis points due to net interest recoveries of $0.08 million in the third quarter of 2019 vs. net interest reversals of $0.31 million in the third quarter of 2018. Average net loans and leases increased $268.93 million or 5.58% with the largest increases occurring within the commercial and agricultural, auto and light truck, and commercial real estate portfolios as a result of market demand. Total average investment securities increased $59.97 million or 6.22%. Average mortgages held for sale increased $10.87 million or 120.59%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $10.91 million or 24.87% from the third quarter of 2018.
Average interest-bearing deposits increased $188.17 million or 4.72% for the third quarter of 2019 over the same period in 2018 primarily due to organic customer growth and higher rates on certain deposit products to attract deposits in order to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 35 basis points to 1.29% from 0.94%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates, and a shift in the deposit mix from the third quarter of 2018.
Average short-term borrowings decreased $18.66 million or 9.01% for the third quarter of 2019 compared to the same period in 2018. Interest paid on short-term borrowings decreased 37 basis points. Interest paid on subordinated notes decreased three basis points during the third quarter of 2019 from the same period a year ago due to a variable rate on one traunche. Average long-term debt and mandatorily redeemable securities balances were relatively flat. Interest paid on long-term debt and mandatorily redeemable securities increased 141 basis points during the third quarter of 2019 from the same period in 2018 primarily due to higher rates on mandatorily redeemable securities.

	Nine Months Ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$932,779	$15,757	2.26%	$850,454	$13,993	2.20%
Tax exempt(1)	71,684	1,297	2.42%	92,918	1,777	2.56%
Mortgages held for sale	13,616	418	4.10%	7,911	265	4.48%
Loans and leases, net of unearned discount(1)	4,984,498	194,954	5.23%	4,728,047	172,180	4.87%
Other investments	50,109	1,434	3.83%	44,784	1,196	3.57%
Total earning assets(1)	6,052,686	213,860	4.72%	5,724,114	189,411	4.42%
Cash and due from banks	65,801			63,983
Reserve for loan and lease losses	(103,699)			(99,284)
Other assets	452,759			422,489
Total assets	$6,467,547			$6,111,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,083,140	$37,972	1.24%	$3,881,040	$24,286	0.84%
Short-term borrowings	213,551	1,764	1.10%	272,813	2,120	1.04%
Subordinated notes	58,764	2,770	6.30%	58,764	2,709	6.16%
Long-term debt and mandatorily redeemable securities	71,034	2,258	4.25%	70,794	1,621	3.06%
Total interest-bearing liabilities	4,426,489	44,764	1.35%	4,283,411	30,736	0.96%
Noninterest-bearing deposits	1,147,195			1,040,740
Other liabilities	97,096			49,126
Shareholders’ equity	791,438			738,025
Noncontrolling interests	5,329			—
Total liabilities and equity	$6,467,547			$6,111,302
Less: Fully tax-equivalent adjustments		(526)			(612)
Net interest income/margin (GAAP-derived)(1)		$168,570	3.72%		$158,063	3.69%
Fully tax-equivalent adjustments		526			612
Net interest income/margin - FTE(1)		$169,096	3.74%		$158,675	3.71%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018
The taxable-equivalent net interest income for the nine months ended September 30, 2019 was $169.10 million, an increase of 6.57% over the comparable period in 2018. The net interest margin on a fully taxable-equivalent basis was 3.74% compared to a net interest margin of 3.71% for the same period in 2018.
During the nine month period ended September 30, 2019, average earning assets increased $328.57 million or 5.74% over the comparable period in 2018. Average interest-bearing liabilities increased $143.08 million or 3.34%. The yield on average earning assets increased 30 basis points to 4.72% from 4.42% primarily due to higher rates on loans and leases and taxable investment securities available-for-sale. The total cost of average interest-bearing liabilities increased 39 basis points to 1.35% from 0.96%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of three basis points.
The largest contributor to the improved yield on average earning assets for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was an increase in yields on net loans and leases of 36 basis points primarily due to market conditions as a result of Federal Reserve interest rate increases in 2018. The yield on net loans and leases was also negatively impacted by one basis point due to net interest recoveries of $0.15 million in 2019 vs. $0.17 million in 2018. Average net loans and leases increased $256.45 million or 5.42% primarily in the commercial and agricultural, auto and light truck, and commercial real estate portfolios as a result of market demand. Total average investment securities increased $61.09 million or 6.48%. Average mortgages held for sale increased $5.71 million or 72.11%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper, increased $5.33 million or 11.89%.
Average interest-bearing deposits increased $202.10 million or 5.21% for the first nine months of 2019 over the same period in 2018 largely due to organic customer growth and higher rates on certain deposit products to attract deposits in order to support increased loan and lease demand. The effective rate paid on average interest-bearing deposits grew 40 basis points to 1.24% compared to 0.84%. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates, and a shift in the deposit mix.
Average short-term borrowings decreased $59.26 million or 21.72% for the first nine months of 2019 compared to the same period in 2018. Interest paid on short-term borrowings increased six basis points. The decrease in short-term borrowings was primarily the result of lower borrowings with the FHLB. Interest paid on subordinated notes increased 14 basis points due to a variable rate associated with one traunche. Average long-term debt and mandatorily redeemable securities were relatively stable. Interest paid on long-term debt and mandatorily redeemable securities increased 119 basis points due to higher rates on mandatorily redeemable securities.

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

		Three Months Ended			Nine Months Ended
(Dollars in thousands)		September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$72,676	$71,637	$65,696	$213,334	$188,799
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	95	93	96	283	273
(C)	- Tax-exempt investment securities	72	84	101	243	339
(D)	Interest income - FTE (A+B+C)	72,843	71,814	65,893	213,860	189,411
(E)	Interest expense (GAAP)	15,481	15,210	11,334	44,764	30,736
(F)	Net interest income (GAAP) (A–E)	57,195	56,427	54,362	168,570	158,063
(G)	Net interest income - FTE (D–E)	57,362	56,604	54,559	169,096	158,675
(H)	Annualization factor	3.967	4.011	3.967	1.337	1.337
(I)	Total earning assets	$6,190,264	$6,067,871	$5,839,588	$6,052,686	$5,724,114
	Net interest margin (GAAP-derived) (F*H)/I	3.67%	3.73%	3.69%	3.72%	3.69%
	Net interest margin - FTE (G*H)/I	3.68%	3.74%	3.71%	3.74%	3.71%
PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and nine month periods ended September 30, 2019 was $3.72 million and $12.88 million compared to a provision for loan and lease losses in the three and nine month periods ended September 30, 2018 of $6.16 million and $14.76 million. Net recoveries of $0.31 million or 0.02% of average loans and leases were recorded for the third quarter 2019, compared to net charge-offs of $10.86 million or 0.89% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $4.41 million or 0.12% of average loans and leases have been recorded in 2019, compared to net charge-offs of $11.34 million or 0.32% of average loans and leases through September 30, 2018.
The provision for the three and nine month periods ended September 30, 2019 was principally driven by increases in special attention outstandings in the third quarter and a large charge-off in the aircraft portfolio during the first quarter, as well as to support strong loan growth during the first two quarters. Loan outstandings declined $9.79 million in the third quarter; loan growth during the nine month period ended September 30, 2019 was $264.08 million.
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
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $199 million in foreign exposure. Currently, the U.S. economy remains strong, but the global economy is showing signs of weakness. The majority of our foreign exposure is in Mexico and Brazil. The Brazilian economy continues its path of gradual improvement, but remains weak and extreme poverty is the source of much of the violence and turmoil within the country. Mexico’s economy is currently stronger but is exhibiting weakness as demonstrated by the downward revision of their 2019 gross domestic product growth estimates. Tensions continue regarding threats of tariffs and border immigration issues. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On September 30, 2019, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.47%, compared to 0.42% on September 30, 2018. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.14% compared to 2.04% one year ago. The increase in the reserve as a percent of loans and leases outstanding was primarily due to higher special attention loan outstanding balances. During the third quarter of 2019, we restructured a debt arrangement with a customer experiencing financial difficulties under a forbearance agreement which was determined to be a TDR. The restructured loans were evaluated for impairment and an impairment reserve was established; the impairment was recognized through the reserve for loan and lease losses. A summary of loan and lease loss experience during the three and nine months ended September 30, 2019 and 2018 is located in Note 5 of the Consolidated Financial Statements.

A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of September 30, 2019 and December 31, 2018 is reflected in Note 4 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Loans and leases past due 90 days or more	$311	$366	$125
Nonaccrual loans and leases	10,188	27,859	36,028
Other real estate	629	299	432
Repossessions	6,610	6,666	13,041
Equipment owned under operating leases	—	126	48
Total nonperforming assets	$17,738	$35,316	$49,674

Nonperforming assets as a percentage of loans and leases were 0.34% at September 30, 2019, 0.71% at December 31, 2018, and 1.00% at September 30, 2018. Nonperforming assets totaled $17.74 million at September 30, 2019, a decrease of 49.77% from the $35.32 million reported at December 31, 2018, and a 64.29% decrease from the $49.67 million reported at September 30, 2018. The decrease in nonperforming assets during the first nine months of 2019 was related to lower nonaccrual loans and leases. The decrease in nonperforming assets at September 30, 2019 from September 30, 2018 occurred primarily in nonaccrual loans and leases and repossessions.
The decrease in nonaccrual loans and leases at September 30, 2019 from December 31, 2018 occurred primarily in the aircraft and auto and light truck portfolios. The decrease in nonaccrual loans and leases at September 30, 2019 from September 30, 2018 also occurred primarily in the aircraft, auto and light truck, and construction equipment portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2019 and December 31, 2018 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Commercial and agricultural	$—	$—	$21
Auto and light truck	2,153	440	309
Medium and heavy duty truck	—	15	—
Aircraft	4,400	6,209	12,598
Construction equipment	—	—	80
Commercial real estate	303	—	26
Residential real estate and home equity	326	299	357
Consumer	57	2	82
Total	$7,239	$6,965	$13,473

For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$4,982	$5,109	(127)	(2.49)%	$15,423	$16,097	(674)	(4.19)%
Service charges on deposit accounts	2,892	2,567	325	12.66%	8,175	7,676	499	6.50%
Debit card	3,727	3,377	350	10.36%	10,616	9,907	709	7.16%
Mortgage banking	1,362	925	437	47.24%	3,297	2,882	415	14.40%
Insurance commissions	1,603	1,580	23	1.46%	5,295	5,025	270	5.37%
Equipment rental	7,578	7,977	(399)	(5.00)%	23,369	23,836	(467)	(1.96)%
Losses on investment securities available-for-sale	—	—	—	—%	—	(345)	345	NM
Other	3,621	2,525	1,096	43.41%	9,378	7,812	1,566	20.05%
Total noninterest income	$25,765	$24,060	1,705	7.09%	$75,553	$72,890	2,663	3.65%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased during the three and nine months ended September 30, 2019 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2019, December 31, 2018, and September 30, 2018 was $4.24 billion, $3.94 billion, and $4.68 billion, respectively. The decrease in trust and wealth advisory fees compared to one year ago is primarily the result of a reduction in the market value of trust assets under management due to the stock market decline at the end of 2018 and the loss of a large employee benefit plan account.
Service charges on deposit accounts increased for the three and nine months ended September 30, 2019 over the comparable periods in 2018. The increase in service charges on deposit accounts primarily reflects a higher volume of nonsufficient fund transactions.
Debit card income improved in the three and nine months ended September 30, 2019 over the same periods a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2019.
Mortgage banking income increased in the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase was primarily caused by increased gains on a higher volume of loan sales as a result of more loans originated for the secondary market during the first nine months of 2019 offset by reduced loan servicing fees.
Insurance commissions were higher during the three and nine months ended September 30, 2019 over the same periods a year ago. The increase in insurance commissions was primarily due to an increased book of business and higher contingent commissions received.
Equipment rental income decreased for the three and nine months ended September 30, 2019 over the comparable periods in 2018. The decrease was the result of reduced leasing volume primarily in the construction and medium and heavy duty truck portfolios offset by a slight increase in the solar financing portfolio resulting in the average equipment rental portfolio decreasing by 0.60% over the same period a year ago.
Losses on investment securities available-for-sale during the nine months ended September 30, 2018 was primarily from repositioning the portfolio during the first quarter of 2018 in response to tax reform.
Other income increased for the three and nine months ended September 30, 2019 over the comparable periods in 2018. The increase was primarily a result of higher customer swap fees, lease income on a repossessed asset and increased claim proceeds from bank owned life insurance. The increase was also helped by personal property tax reimbursements on leased equipment from lessees that are reported gross as required by the new leasing standard effective January 1, 2019. These personal property tax reimbursements were offset by a similar increase in other expense resulting from the payment of personal property taxes to the taxing jurisdictions.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$24,434	$23,164	1,270	5.48%	$71,716	$69,391	2,325	3.35%
Net occupancy	2,635	2,523	112	4.44%	7,888	7,504	384	5.12%
Furniture and equipment	6,027	5,769	258	4.47%	18,340	16,942	1,398	8.25%
Depreciation – leased equipment	6,198	6,580	(382)	(5.81)%	19,122	19,692	(570)	(2.89)%
Professional fees	1,603	1,883	(280)	(14.87)%	4,907	5,628	(721)	(12.81)%
Supplies and communication	1,643	1,635	8	0.49%	4,744	4,687	57	1.22%
FDIC and other insurance	260	855	(595)	(69.59)%	1,513	2,267	(754)	(33.26)%
Business development and marketing	1,844	1,663	181	10.88%	4,471	4,921	(450)	(9.14)%
Loan and lease collection and repossession	697	1,563	(866)	(55.41)%	2,288	3,079	(791)	(25.69)%
Other	1,765	1,707	58	3.40%	4,674	4,665	9	0.19%
Total noninterest expense	$47,106	$47,342	(236)	(0.50)%	$139,663	$138,776	887	0.64%
Salaries and employee benefits increased during the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase was mainly due to higher base salaries as a result of normal merit increases and summer interns, increased company contributions to employee retirement accounts and a rise in group insurance claims offset by a decrease in incentive compensation due to fewer vestings of share-based compensation arrangements as compared to the same periods in 2018.
Net occupancy expense increased during the three and nine months ended September 30, 2019 compared to the same periods a year ago. The increase for 2019 was primarily attributable to higher rent expense as a result of the Company leasing office space in its former headquarters building which was sold during the first quarter of 2019 offset by reduced snow removal costs compared to 2018.
Furniture and equipment expense, including depreciation, increased during the three and nine months ended September 30, 2019 compared to the same periods a year ago. Furniture and equipment expense was higher in 2019 mainly due to software maintenance costs and increased equipment depreciation.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees decreased during the third quarter and first nine months of 2019 compared to the same periods a year ago. The decrease was mainly due to reduced utilization of consulting services related to a customer relationship management project in 2018 and information technology projects during the first quarter of 2018 and decreased legal fees offset by an increase in board of director compensation.
Supplies and communication increased slightly during the third quarter and first nine months of 2019 compared to the same periods a year ago. The increase resulted primarily from higher printing costs offset by decreased telephone service and equipment costs.
FDIC and other insurance was lower during the three and nine months ended September 30, 2019 compared to the same periods in 2018. The decrease in 2019 was mainly due to lower assessments for FDIC insurance including FDIC assessment credits in the third quarter of 2019 offset slightly by increased general insurance costs.
Business development and marketing expense increased during the third quarter and was lower for the first nine months of 2019 compared to the same periods a year ago. The increase during the third quarter was due to higher marketing promotions compared to the third quarter of 2018. The reduction during the nine months ended September 30, 2019 was primarily the result of fewer business development activities compared to the nine months ended September 30, 2018.
Loan and lease collection and repossession expense decreased during the third quarter and first nine months of 2019 compared to the same periods in 2018. The decrease was mainly due to fewer valuation adjustments on repossessed assets, decreased general collection expenses and higher gains on the sale of repossessed assets.

Other expenses were relatively flat during the three and nine months ended September 30, 2019 compared to the same periods in 2018. During the first nine months of 2019, an increase in the provision for unfunded loan commitments was offset by higher gains of the sale of fixed assets. Additionally, other expense during 2019 included personal property taxes on leased equipment of $0.50 million that are reported gross as required by the new leasing standard effective January 1, 2019. These personal property taxes on leased equipment were offset by a similar increase in other income from the reimbursement of personal property taxes by lessees.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2019 was $7.69 million and $21.52 million, compared to $5.04 million and $16.45 million for the same periods in 2018. The effective tax rate was 23.92% and 20.20% for the third quarter ended September 30, 2019 and 2018, respectively and 23.50% and 21.25% for the first nine months ended September 30, 2019 and 2018, respectively. The change in the effective tax rate was primarily due to a $0.80 million benefit from a state tax settlement recorded during the second quarter of 2018 and a $0.88 million benefit from finalization of the provisional amounts recorded at December 31, 2017 related to the impact of the federal tax rate change recognized in the third quarter of 2018. The impact of those items resulted in an effective tax rate decrease of 3.53% and 2.17% for the three and nine months ended September 30, 2018, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2018. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2019	—	$—	—	889,374
August 01 - 31, 2019	30,000	46.86	30,000	859,374
September 01 - 30, 2019	—	—	—	859,374

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 1,140,626 shares.
ITEM 3.         Defaults Upon Senior Securities.
None
ITEM 4.         Mine Safety Disclosures.
None
ITEM 5.         Other Information.
None
ITEM 6.         Exhibits
The following exhibits are filed with this report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	October 17, 2019	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	October 17, 2019	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer