Form 10-K
period 2019-12-31
1ST SOURCE CORP
filed 2020-02-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission file number 0-6233
1st Source Corporation
(Exact name of registrant as specified in its charter)

Indiana	35-1068133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Michigan Street
South Bend,	IN	46601
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (574) 235-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock — without par value	SRCE	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $921,284,157
The number of shares outstanding of each of the registrant’s classes of stock as of February 14, 2020: Common Stock, without par value — 25,525,562 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2020 Proxy Statement for the 2020 annual meeting of shareholders to be held April 23, 2020, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 80 banking center locations in 17 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 15 locations nationwide, offers specialized financing services for construction equipment, new and used private and cargo aircraft, and various vehicle types (cars, trucks, vans) for fleet purposes. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2019, we had consolidated total assets of $6.62 billion, total loans and leases of $5.09 billion, total deposits of $5.36 billion, and total shareholders’ equity of $828.28 million.
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
Specialty Finance Group Services — 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive equipment loan and lease products addressing the financing needs of a broad array of companies. This group can be broken down into four areas: construction equipment; new and used aircraft; auto and light trucks; and medium and heavy duty trucks.
Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $50,000 to $25 million with fixed or variable interest rates and terms of one to ten years.
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
In addition to loan and lease financings during 2019, the group had average total deposit account balances of approximately $196 million.
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
CONSOLIDATED VARIABLE INTEREST SUBSIDIARIES
1st Source Bank is the managing general partner in the following subsidiaries that have interests in tax-advantaged investments with third parties: 1st Source Solar 2, LLC, 1st Source Solar 3, LLC, 1st Source Solar 4, LLC, 1st Source Solar 5, LLC and 1st Source Solar 6, LLC.
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

EMPLOYEES
At December 31, 2019, we had approximately 1,175 employees on a full-time equivalent basis. We provide a wide range of employee benefits and consider employee relations to be good.
ENVIRONMENTAL SUSTAINABILITY
1st Source endeavors to be a good steward of the environment. We have an approach that protects and conserves our natural resources through methods such as:
Developing business practices that protect and conserve natural resources — We use responsible, reputable, and monitored e-recyclers for our electronic assets. All computers, including desktops, laptops, and monitors, are properly recycled.
We are conscious of our paper usage, recognizing that we depend on printed materials for important day-to-day office work, client communications, and acquiring new clients. Increasingly, consumers demand more environmentally sustainable options and prefer online statements and correspondence rather that printed materials. The majority of the paper used in our facilities is recycled through our secure shred program and in 2019 we recycled 186,000 pounds of paper. In recent years, we have also transitioned away from the traditional proxy model and have utilized the notice and access or “e-proxy” model for supplying shareholder materials for our Annual Meeting. This has resulted in a reduction in the amount of paper consumed by us each year during this process.
Additionally, we are utilizing various sustainable practices in some of our facilities such as LED lights, daylight harvesting sensors, programmable thermostats, 95% or higher efficiency furnace systems, drip irrigation, 90% recycled mats, and sustainable landscaping and irrigation systems. In an effort to reduce our carbon footprint, we have utilized solar panels in two of our banking centers for supplemental sustainable power. These banking centers have supplemented approximately 20% of their total electrical usage with renewable solar power.
Embracing opportunities for new products, services and partnerships — In 2019, we continued our focus on renewable energy sources through lending and investment partnerships with renewable energy providers. We recognize the opportunities and complexities associated with energy financing and understand the value of innovative technology that leverages the wind and sun, which are sustainable from an environmental and financial perspective. To date, we have invested $53 million and provided debt financing in 22 solar projects across 11 states with current loan and lease outstandings of $164 million. The 22 solar projects have a current operating capacity of 196,274 MWh per year, which is equivalent to avoiding 138,774 metric tons of carbon greenhouse emissions or 152.9 million pounds of coal burned. We will continue to finance and invest in sustainable opportunities, and we will explore new opportunities to develop products and solutions that support our clients and advance sustainability.
Adopting new technologies — We encourage our clients to take advantage of our online and mobile banking tools. Our ATM devices allow clients to make deposits without the need for an envelope. This reduces the use of paper, which again reduces emissions throughout our supply chain.
To help reduce emissions associated with travel, we have tools that help clients choose the banking center and ATMs closest to them. In addition, mobile deposit features are available to our clients, enabling them to deposit checks into their accounts using their mobile devices.
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
In July 2013, the Federal Reserve and other federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and for bank holding companies with greater than $500 million in assets. Under these final rules, minimum requirements will increase for both the quantity and quality of capital held by 1st Source and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement, which was phased in over a three-year period beginning in 2016 and is now fully phased in, effectively raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5%.
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
These new minimum capital ratios became effective for us on January 1, 2015 and became fully phased in on January 1, 2019. As of December 31, 2019, we were in compliance with all applicable regulatory capital requirements.
In September 2019, the FRB and other federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio (“CBLR”) for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies’ capital rules and to have met the well-capitalized ratio requirements. Management is still reviewing the CBLR framework and has not yet determined whether 1st Source and the Bank will elect to use the CBLR framework.
Prompt Corrective Action Regulations — The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2019, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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
Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. For 2020, the Bank must maintain reserves of 3.00% against net transaction accounts greater than $16.90 million and up to $127.50 million (subject to adjustment by the Federal Reserve) and reserves of 10.00% must be maintained against that portion of net transaction accounts in excess of $127.50 million. These amounts are indexed to inflation and adjusted annually by the Federal Reserve.
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
The Volcker Rule — The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds. The provision of the statute imposing these restrictions is commonly called the “Volcker Rule.” The regulations implementing the Volcker Rule exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule.
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

2018 Regulatory Reform — In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (Regulatory Relief Act), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for the Bank and 1st Source.
The Regulatory Relief Act, among other things, expands the definition of qualified mortgages a financial institution may hold and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “community bank leverage ratio” of between 8% and 10%. Any qualifying depository institution or its holding company that exceeds this community bank leverage ratio will be considered to have met generally applicable leverage and risk-based capital requirements. Further, any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” for purposes of the prompt corrective action rules. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the proprietary trading prohibitions in the Volcker Rule, mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Regulatory Relief Act will ultimately be applied to the Bank or 1st Source or what specific impact the Regulatory Relief Act and the yet-to-be-written implementing rules and regulations will have on the Bank or 1st Source.
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
Adverse changes in economic conditions could impair our financial condition and results of operations — We are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, infectious disease epidemics or outbreaks and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services.
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
We may be adversely impacted by the transition away from LIBOR as a reference interest rate — The London Interbank Offered Rate (“LIBOR”) is a short-term interest rate used as a pricing reference for loans, derivatives and other financial instruments. In July 2017, the United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The exact impact this will have on financial markets and their individual participants is not currently known. Various substitute benchmarks are being considered in the marketplace but at this time it is not feasible to predict which of these will emerge as acceptable substitutes after 2021.
We have a significant number of loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The transitional impact away from LIBOR may adversely affect revenues, expenses and the value of those financial instruments. Such transition may also result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences. Any replacement benchmark ultimately adopted as a substitute for LIBOR may behave differently than LIBOR in a manner detrimental to our financial performance. We are actively monitoring market developments and implementing a transition plan. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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
We also confront the risk of being compromised by emails sent by perpetrators posing as company executives or vendors in order to dupe company personnel into sending large sums of money to accounts controlled by the perpetrators. We require all our employees to complete annual information security awareness training to increase their awareness of these risks and to engage them in our mitigation efforts. If these precautions are not sufficient to protect our systems from data breaches or compromises, our reputation and business could be adversely affected.

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
Changes in accounting standards could impact reported earnings — Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have directly impacted us, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect our reported financial condition and results of operations.
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
 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In September 2019, we extended the lease on this property through September 2027. As of December 31, 2019, 1st Source leases approximately 71% of the office space in this complex.
At December 31, 2019, we owned or leased property and/or buildings where 1st Source Bank’s 80 banking centers were located. Our facilities are located in Allen, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. Additionally, we utilize an operations center for business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
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
Item 4. Mine Safety Disclosures.
None
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 14, 2020, there were 1,544 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

225
200
175
150
125
100
75
2014
2015
2016
2017
2018
2019
100
100
100
107
106
101
150
141
116
168
155
151
147
140
129
200
184
168
1st Source Corporation
NASDAQ Index
SRCE Peer Group

* Assumes $100 invested on December 31, 2014, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 34 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin. The following companies included in this peer group in last year’s annual report have not been included this year, all due to being acquired during 2019: Chemical Financial Corporation, MB Financial Corporation and MBT Financial Corporation.
NOTE: Total return assumes reinvestment of dividends.

The following table shows our share repurchase activity during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2019	—	$—	—	859,374
November 01 - 30, 2019	—	—	—	859,374
December 01 - 31, 2019	—	—	—	859,374

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

(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Interest income	$282,877	$257,316	$212,385	$191,760	$184,684
Interest expense	59,011	43,410	26,754	22,101	18,163
Net interest income	223,866	213,906	185,631	169,659	166,521
Provision for loan and lease losses	15,833	19,462	8,980	5,833	2,160
Net interest income after provision for loan and lease losses	208,033	194,444	176,651	163,826	164,361
Noninterest income	101,130	97,050	98,706	88,945	83,316
Noninterest expense	189,009	186,467	173,997	163,645	159,114
Income before income taxes	120,154	105,027	101,360	89,126	88,563
Income taxes	28,139	22,613	33,309	31,340	31,077
Net income	92,015	82,414	68,051	57,786	57,486
Net income available to common shareholders	$91,960	$82,414	$68,051	$57,786	$57,486

Assets at year-end	$6,622,776	$6,293,745	$5,887,284	$5,486,268	$5,187,916
Long-term debt and mandatorily redeemable securities at year-end	71,639	71,123	70,060	74,308	57,379
Shareholders’ equity at year-end	828,277	762,082	718,537	672,650	644,053
Basic net income per common share	3.57	3.16	2.60	2.22	2.17
Diluted net income per common share	3.57	3.16	2.60	2.22	2.17
Cash dividends per common share	1.100	0.960	0.760	0.720	0.671
Dividend payout ratio	30.81%	30.48%	29.23%	32.45%	30.85%
Return on average assets	1.41%	1.34%	1.21%	1.08%	1.15%
Return on average common shareholders’ equity	11.50%	11.09%	9.69%	8.71%	9.05%
Average common shareholders’ equity to average assets	12.25%	12.08%	12.46%	12.38%	12.72%
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates or judgments reflect management’s view of the most appropriate manner in which to record and report our overall financial performance. Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on our financial statements. All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data – Note 1 of the Notes to Consolidated Financial Statements (Note 1), should be reviewed for a greater understanding of how our financial performance is recorded and reported.
We have identified the following two policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the reserve for loan and lease losses and fair value measurements. Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors. Following is a discussion of the areas we view as our most critical accounting policies.
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
EARNINGS SUMMARY
Net income available to common shareholders in 2019 was $91.96 million, up from $82.41 million in 2018 and up from $68.05 million in 2017. Diluted net income per common share was $3.57 in 2019, $3.16 in 2018, and $2.60 in 2017. Return on average total assets was 1.41% in 2019 compared to 1.34% in 2018, and 1.21% in 2017. Return on average common shareholders’ equity was 11.50% in 2019 versus 11.09% in 2018, and 9.69% in 2017.
Net income in 2019, as compared to 2018, was positively impacted by a $9.96 million or 4.66% increase in net interest income, a $4.08 million or 4.20% increase in noninterest income, and a $3.63 million or 18.65% decrease in provision for loan and lease losses which was offset by a $5.53 million or 24.44% increase in income tax expense and a $2.54 million or 1.36% increase in noninterest expense. Net income in 2018 was positively impacted by a $28.28 million or 15.23% increase in net interest income and a $10.70 million or 32.11% decrease in income tax expense, which was offset by a $10.48 million or 116.73% increase in provision for loan and lease losses and a $12.47 million or 7.17% increase in noninterest expense over 2017.

Dividends paid on common stock in 2019 amounted to $1.10 per share, compared to $0.96 per share in 2018, and $0.76 per share in 2017. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.68% in 2019, compared to 3.73% in 2018 and 3.57% in 2017. Net interest income was $223.87 million for 2019, compared to $213.91 million for 2018 and $185.63 million for 2017. Tax-equivalent net interest income totaled $224.55 million for 2019, up $9.84 million from the $214.71 million reported in 2018. Tax-equivalent net interest income for 2018 was up $27.28 million from the $187.43 reported for 2017.
During 2019, average earning assets increased $342.91 million or 5.95% while average interest-bearing liabilities increased $152.29 million or 3.55% over the comparable period in 2018. The yield on average earning assets increased 17 basis points to 4.65% for 2019 from 4.48% for 2018 primarily due to higher rates on loans and leases. Total cost of average interest-bearing liabilities increased 32 basis points to 1.33% during 2019 from 1.01% in 2018 as a result of the rising interest rate environment during 2018 and competitive pressure on deposit rates. The result to the fully taxable-equivalent net interest margin was a decrease of five basis points.
The largest contributor to the increase in the yield on average earning assets in 2019 was the 23 basis point improvement in the loan and lease portfolio yield primarily due to market conditions as a result of 2018 Federal interest rate increases. Average net loans and leases increased $244.91 million or 5.15% in 2019 from 2018 while the yield increased to 5.16%.
During 2019, the tax-equivalent yield on investment securities available-for-sale decreased five basis points to 2.23% while the average balance grew $62.85 million. Average mortgages held for sale increased $7.41 million during 2019 while the yield decreased 63 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $27.75 million during 2019 while the yield decreased 53 basis points. The decrease in yield for mortgages held for sale and other investments was primarily a result of higher outstanding balances at lower rates.
Average interest-bearing deposits increased $211.10 million or 5.42% during 2019 while the effective rate paid on those deposits increased 34 basis points. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates, competitive pressure on rates and a slight shift in the deposit mix. Average noninterest-bearing demand deposits increased $101.98 million or 9.53% during 2019.
Average short-term borrowings decreased $59.13 million during 2019 while the effective rate paid decreased 13 basis points. The decrease in short-term borrowings was primarily the result of decreased borrowings with the Federal Home Loan Bank. Average long-term debt and mandatorily redeemable securities balances increased $0.32 million during 2019 as the effective rate increased 81 basis points primarily due to higher rates on mandatorily redeemable securities.

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

	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$945,396	$20,946	2.22%	$861,733	$19,356	2.25%	$734,291	$13,853	1.89%
Tax-exempt(1)	69,263	1,662	2.40%	90,079	2,293	2.55%	120,588	3,587	2.97%
Mortgages held for sale	15,601	610	3.91%	8,190	372	4.54%	10,754	429	3.99%
Loans and leases, net of unearned discount(1)	5,000,161	258,113	5.16%	4,755,256	234,450	4.93%	4,333,375	194,918	4.50%
Other investments	74,252	2,232	3.01%	46,503	1,648	3.54%	52,086	1,393	2.67%
Total earning assets(1)	6,104,673	283,563	4.65%	5,761,761	258,119	4.48%	5,251,094	214,180	4.08%
Cash and due from banks	67,726			64,853			62,137
Reserve for loan and lease losses	(105,340)			(99,258)			(92,187)
Other assets	461,215			424,083			417,278
Total assets	$6,528,274			$6,151,439			$5,638,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,105,097	$50,495	1.23%	$3,893,999	$34,631	0.89%	$3,510,197	$19,202	0.55%
Short-term borrowings	205,911	1,934	0.94%	265,041	2,838	1.07%	245,235	1,115	0.45%
Subordinated notes	58,764	3,677	6.26%	58,764	3,625	6.17%	58,764	4,002	6.81%
Long-term debt and mandatorily redeemable securities	71,133	2,905	4.08%	70,813	2,316	3.27%	74,973	2,435	3.25%
Total interest-bearing liabilities	4,440,905	59,011	1.33%	4,288,617	43,410	1.01%	3,889,169	26,754	0.69%
Noninterest-bearing deposits	1,171,639			1,069,664			983,050
Other liabilities	106,945			49,791			63,684
Shareholders’ equity	799,736			743,173			702,419
Noncontrolling interests	9,049			194			—
Total liabilities and equity	$6,528,274			$6,151,439			$5,638,322
Less: Fully tax-equivalent adjustments		(686)			(803)			(1,795)
Net interest income/margin (GAAP-derived)(1)		$223,866	3.67%		$213,906	3.71%		$185,631	3.54%
Fully tax-equivalent adjustments		686			803			1,795
Net interest income/margin - FTE(1)		$224,552	3.68%		$214,709	3.73%		$187,426	3.57%
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

(Dollars in thousands)		2019	2018	2017
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$282,877	$257,316	$212,385
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	375	367	621
(C)	- Tax-exempt investment securities	311	436	1,174
(D)	Interest income - FTE (A+B+C)	283,563	258,119	214,180
(E)	Interest expense (GAAP)	59,011	43,410	26,754
(F)	Net interest income (GAAP) (A-E)	223,866	213,906	185,631
(G)	Net interest income - FTE (D-E)	224,552	214,709	187,426
(H)	Total earning assets	$6,104,673	$5,761,761	$5,251,094
	Net interest margin (GAAP-derived) (F/H)	3.67%	3.71%	3.54%
	Net interest margin - FTE (G/H)	3.68%	3.73%	3.57%

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2019 compared to 2018
Interest earned on:
Investment securities available-for-sale:
Taxable	$1,857	$(267)	$1,590
Tax-exempt	(506)	(125)	(631)
Mortgages held for sale	296	(58)	238
Loans and leases, net of unearned discount	12,371	11,292	23,663
Other investments	864	(280)	584
Total earning assets	$14,882	$10,562	$25,444
Interest paid on:
Interest-bearing deposits	$1,967	$13,897	$15,864
Short-term borrowings	(583)	(321)	(904)
Subordinated notes	—	52	52
Long-term debt and mandatorily redeemable securities	11	578	589
Total interest-bearing liabilities	$1,395	$14,206	$15,601
Net interest income - FTE	$13,487	$(3,644)	$9,843

2018 compared to 2017
Interest earned on:
Investment securities available-for-sale:
Taxable	$2,623	$2,880	$5,503
Tax-exempt	(824)	(470)	(1,294)
Mortgages held for sale	(111)	54	(57)
Loans and leases, net of unearned discount	19,894	19,638	39,532
Other investments	(161)	416	255
Total earning assets	$21,421	$22,518	$43,939
Interest paid on:
Interest-bearing deposits	$2,295	$13,134	$15,429
Short-term borrowings	97	1,626	1,723
Subordinated notes	—	(377)	(377)
Long-term debt and mandatorily redeemable securities	(136)	17	(119)
Total interest-bearing liabilities	$2,256	$14,400	$16,656
Net interest income - FTE	$19,165	$8,118	$27,283

Noninterest Income — Noninterest income increased $4.08 million or 4.20% in 2019 from 2018 following a $1.66 million or 1.68% decrease in 2018 over 2017. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2019	2018	2017
Noninterest income:
Trust and wealth advisory	$20,692	$21,071	$20,980
Service charges on deposit accounts	11,010	10,454	10,589
Debit card	14,209	13,369	11,809
Mortgage banking	4,698	3,844	4,796
Insurance commissions	6,761	6,502	5,889
Equipment rental	30,741	31,793	30,381
(Losses) gains on investment securities available-for-sale	—	(345)	4,340
Other	13,019	10,362	9,922
Total noninterest income	$101,130	$97,050	$98,706
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased $0.38 million or 1.80% in 2019 from 2018 compared to a slight increase in 2018 over 2017. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2019 and 2018 was $4.48 billion and $3.94 billion, respectively. Stock market recoveries during the fourth quarter of 2019 helped improve the market value of trust assets under management at December 31, 2019, however the decrease in trust and wealth advisory fees during 2019 was due to a lower average market value of trust assets under management during 2019 compared to 2018. At December 31, 2019, these trust assets were comprised of $3.02 billion of personal and agency trusts and estate administration assets, $926.61 million of employee benefit plan assets, $426.91 million of individual retirement accounts, and $105.35 million of custody assets.
Service charges on deposit accounts increased by $0.56 million or 5.32% in 2019 from 2018 compared to a decrease of $0.14 million or 1.27% in 2018 from 2017. The increase in service charges on deposit accounts in 2019 was primarily due to a higher volume of nonsufficient fund transactions. The decrease in service charges on deposit accounts in 2018 primarily reflects a one-time adjustment to business account fees.
Debit card income improved $0.84 million or 6.28% in 2019 from 2018 compared to an increase of $1.56 million or 13.21% in 2018 from 2017. The increase in 2019 and 2018 was mainly the result of an increased volume of debit card transactions.
Mortgage banking income increased $0.85 million or 22.22% in 2019 over 2018, compared to a $0.95 million or 19.85% decrease in 2018 from 2017. We had no MSR impairment in 2019, 2018 or 2017. During 2019, 2018 and 2017, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2019, mortgage banking income increased primarily due to improved gains on a higher volume of loans sold as a result of more loans originated for the secondary market. During 2018, mortgage banking income decreased due to reduced gains on loan sales and a lower volume of loans originated for the secondary market.
Insurance commissions grew $0.26 million or 3.98% in 2019 compared to 2018 and improved $0.61 million or 10.41% in 2018 compared to 2017. The increase in insurance commissions during 2019 and 2018 was mainly due to an increase in the book of business and higher contingent commissions received resulting from increased sales and lower client claims.
Equipment rental income generated from operating leases decreased by $1.05 million or 3.31% during 2019 from 2018 compared to an increase of $1.41 million or 4.65% during 2018 from 2017. The average equipment rental portfolio decreased 3.48% in 2019 over 2018 as a result of reduced leasing volume primarily in the construction and medium and heavy duty truck portfolios offset by a slight increase in the specialty vehicle portfolio and increased 1.41% in 2018 over 2017 as the result of growth in specialty vehicles and solar financing during 2018. In 2019, the decrease in rental income was offset by a similar decrease in depreciation on equipment owned under operating leases. In 2018, the increase in equipment rental income was offset by a similar increase in depreciation on equipment owned under operating leases.
There were no sales of investment securities available-for-sale for the year ended 2019. Sales of investment securities available-for-sale resulted in net losses of $0.35 million for the year ended 2018 and gains of $4.34 million for the year ended 2017. During 2018, losses on the sale of investment securities available-for-sale were primarily the result of repositioning the investment portfolio during the first quarter in response to tax reform.

Other income increased $2.66 million or 25.64% in 2019 from 2018 compared to an increase of $0.44 million or 4.43% in 2018 from 2017. The improvement in 2019 was mainly a result of nonrecurring rental income on a repossessed asset of $0.96 million, higher claim proceeds from bank owned life insurance, and an increase in customer swap fees. The increase was also helped by personal property tax reimbursements on leased equipment from lessees of $0.73 million that were reported gross as required by the new leasing standard effective January 1, 2019. These personal property tax reimbursements were offset by a similar increase in other expense resulting from the payment of personal property taxes to the taxing jurisdictions. The improvement in 2018 was mainly a result of increased net partnership investment gains, higher loan servicing fees, a rise in brokerage fees and commissions, and higher claim proceeds from bank owned life insurance offset by lower customer swap fees and reduced fees on standby letters of credit.
Noninterest Expense — Noninterest expense increased $2.54 million or 1.36% in 2019 over 2018 following a $12.47 million or 7.17% increase in 2018 from 2017. The following table shows noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2019	2018	2017
Noninterest expense:
Salaries and employee benefits	$97,098	$93,857	$86,912
Net occupancy	10,528	10,041	10,624
Furniture and equipment	24,815	23,433	20,769
Depreciation — leased equipment	25,128	26,248	25,215
Professional fees	6,952	7,680	6,810
Supplies and communications	6,454	6,320	5,355
FDIC and other insurance	1,795	2,923	2,537
Business development and marketing	6,303	6,112	7,477
Loan and lease collection and repossession	3,402	3,375	2,724
Other	6,534	6,478	5,574
Total noninterest expense	$189,009	$186,467	$173,997
Total salaries and employee benefits increased $3.24 million or 3.45% in 2019 from 2018, following a $6.95 million or 7.99% increase in 2018 from 2017.
Employee salaries increased $1.00 million or 1.29% in 2019 from 2018 compared to an increase of $6.30 million or 8.91% in 2018 from 2017. The increase in 2019 was mainly a result of higher base salaries due to normal merit increases and a slight increase in full-time equivalent employees offset by a decrease in incentive compensation due to fewer vestings of share-based compensation arrangements. The increase in 2018 was mainly a result of higher base salaries and incentive compensation. Higher base salary expense was primarily due to normal merit increases and a slight increase in full-time equivalent employees.
Employee benefits increased $2.25 million or 13.38% in 2019 from 2018, compared to a $0.65 million or 3.98% increase in 2018 from 2017. During 2019, group insurance costs increased as a result of overall higher health insurance claims experience, administrative expenses and stop loss premiums and higher company contributions to employee retirement accounts. In 2018, group insurance costs increased as a result of overall higher health insurance claims experience.
Occupancy expense increased $0.49 million or 4.85% in 2019 from 2018, compared to a decrease of $0.58 million or 5.49% in 2018 from 2017. The higher expense in 2019 was primarily the result of the Company leasing office space in its former headquarters building which sold during the first quarter of 2019 offset by reduced snow removal costs and lower utility expenses compared to 2018. The lower expense in 2018 was primarily attributed to a true-up of operating rent expense on a lease.
Furniture and equipment expense, including depreciation, grew by $1.38 million or 5.90% in 2019 from 2018 compared to an increase of $2.66 million or 12.83% in 2018 from 2017. The higher expense in 2019 was primarily due to increased software maintenance costs. The higher expense in 2018 was primarily due to increased software maintenance costs and higher computer processing charges.
Depreciation on equipment owned under operating leases decreased $1.12 million or 4.27% in 2019 from 2018, following a $1.03 million or 4.10% increase in 2018 from 2017. In 2019 and 2018, depreciation on equipment owned under operating leases correlated with the change in equipment rental income.
Professional fees declined $0.73 million or 9.48% in 2019 from 2018, compared to a $0.87 million or 12.78% increase in 2018 from 2017. The lower expense in 2019 was primarily due to reduced utilization of consulting services as 2018 projects were completed. The higher expense in 2018 compared to 2017 was primarily due to increased utilization of consulting services related to a customer relationship management project, information technology projects as well as a regulatory compliance project.

Supplies and communications expense increased $0.13 million or 2.12% in 2019 from 2018, and increased $0.97 million or 18.02% in 2018 from 2017. During 2019, higher printing costs were offset by lower telephone service expenses. The increase in 2018 resulted primarily from higher data communication line charges as bandwidth was improved and a one-time reduction in postage costs in 2017.
FDIC and other insurance expense decreased $1.13 million or 38.59% in 2019 from 2018 and increased $0.39 million or 15.21% in 2018 from 2017. The decrease in 2019 was mainly due to $0.88 million in FDIC insurance premium credits received. The increase in 2018 was mainly due to higher assessments for FDIC premiums in conjunction with overall asset growth and a rise in other insurance costs.
Business development and marketing expenses grew $0.19 million or 3.13% in 2019 from 2018 and decreased $1.37 million or 18.26% in 2018 from 2017. The higher expense in 2019 was mainly the result of additional marketing promotions. The lower expense in 2018 was mainly the result of reduced charitable contributions offset by additional business development efforts.
Loan and lease collection and repossession expenses increased $0.03 million or 0.80% in 2019 from 2018 compared to an increase of $0.65 million or 23.90% in 2018 from 2017. Loan and lease collection and repossession expense was higher in 2019 primarily due to increased valuation adjustments on repossessed assets and fewer gains on the sale of repossessed assets offset by less legal fees on collection and repossession activity. The increase in 2018 was mainly due to increased valuation adjustments on repossessed assets offset by higher gains on the sale of repossessed assets.
Other expenses were higher by $0.06 million or 0.86% in 2019 as compared to 2018 and increased $0.90 million or 16.22% in 2018 as compared to 2017. The increase in 2019 was primarily the result of higher credit report and appraisal fees on greater loan volume, an increase in the interest rate swap valuation provision and higher professional membership dues and subscriptions offset by a $1.31 million gain on the sale of a fixed asset. Additionally, other expense during 2019 included personal property taxes on leased equipment of $0.73 million that are reported gross as required by the new leasing standard effective January 1, 2019. These personal property taxes on leased equipment were offset by a similar increase in other income from the reimbursement of personal property taxes by lessees. The increase in 2018 was mainly the result of one-time trust losses and reduced gains on the sale of leased equipment offset by a decrease in the provision for unfunded loan commitments and lower intangible asset amortization as items fully amortize and impairment writedowns on branches in 2017 not present in 2018.
Income Taxes — 1st Source recognized income tax expense in 2019 of $28.14 million, compared to $22.61 million in 2018, and $33.31 million in 2017. The effective tax rate in 2019 was 23.42% compared to 21.53% in 2018, and 32.86% in 2017. The change in effective tax rate from 2017 was due primarily to the decrease in the federal tax rate from 35% in 2017 to 21% in 2018. Additionally, the 2018 provision for income taxes included a $0.80 million benefit from a state tax settlement and a $0.88 million benefit from finalization of the provisional amounts recorded at December 31, 2017 related to the impact of the federal tax rate change. The impact of those items resulted in an effective rate decrease from 23.13% to 21.53% during 2018.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31.

(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial and agricultural	$1,132,791	$1,073,205	$929,997	$812,264	$744,749
Auto and light truck	588,807	559,987	496,816	411,764	425,236
Medium and heavy duty truck	294,824	283,544	296,935	294,790	278,254
Aircraft	784,040	803,111	844,657	802,414	778,012
Construction equipment	705,451	645,239	563,437	495,925	455,565
Commercial real estate	908,177	809,886	741,568	719,170	700,268
Residential real estate and home equity	532,003	523,855	526,122	521,931	490,468
Consumer	139,434	136,637	128,146	129,813	122,140
Total loans and leases	$5,085,527	$4,835,464	$4,527,678	$4,188,071	$3,994,692
At December 31, 2019, 10.5% of total loans and leases were concentrated with non-owner occupied commercial real estate.
Loans and leases, net of unearned discount, at December 31, 2019, were $5.09 billion and were 76.79% of total assets, compared to $4.84 billion and 76.83% of total assets at December 31, 2018. Average loans and leases, net of unearned discount, increased $244.91 million or 5.15% and increased $421.88 million or 9.74% in 2019 and 2018, respectively.

Commercial and agricultural lending, excluding those loans secured by real estate, increased $59.59 million or 5.55% in 2019 over 2018. Commercial and agricultural lending outstandings were $1.13 billion and $1.07 billion at December 31, 2019 and December 31, 2018, respectively. During 2019, we experienced somewhat lower growth in this sector driven, in part, by our decision to exit our participation in several syndicated credit facilities due to interest rate spreads being lower than our targets. These reductions were offset by increases within our solar loan and lease portfolio, which grew by $67.60 million or 70.42% to $163.60 million as that business line has continued to have positive momentum.
Auto and light truck loans increased $28.82 million or 5.15% in 2019 over 2018. At December 31, 2019, auto and light truck loans had outstandings of $588.81 million and $559.99 million at December 31, 2018. This increase was primarily attributable to growth in the commercial lessor, auto rental and the step van segments offset by decreases in the bus financing portfolio due to prudent underwriting considerations.
Medium and heavy duty truck loans and leases increased $11.28 million or 3.98% in 2019. Medium and heavy duty truck financing at December 31, 2019 and 2018 had outstandings of $294.82 million and $283.54 million, respectively. The increase at December 31, 2019 from December 31, 2018 can be mainly attributed to customers continued replacement of aging equipment and increased organic growth with existing client relationships.
Aircraft financing at year-end 2019 decreased $19.07 million or 2.37% from year-end 2018. Aircraft financing at December 31, 2019 and 2018 had outstandings of $784.04 million and $803.11 million, respectively. The reduction during 2019 was due to lower foreign outstandings of $40.20 million offset by increased domestic outstandings of $21.13 million. In 2019, originations were affected by economic and political uncertainties coupled with increased competition for fewer deals. While we experienced growth domestically, our foreign outstandings decreased due largely to significantly lower in-country lending rates that were competitive against our pricing. Also, several of our watch accounts were voluntarily liquidated by borrowers which added to the reduction in foreign outstandings. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $184.24 million and $224.44 million as of December 31, 2019 and 2018, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $58.29 million and $111.91 million as of December 31, 2019, respectively, compared to $83.90 million and $127.16 million as of December 31, 2018, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $60.21 million or 9.33% in 2019 compared to 2018. Construction equipment financing at December 31, 2019 had outstandings of $705.45 million, compared to outstandings of $645.24 million at December 31, 2018. The growth in this category was primarily due to new client relationships and continued replacement of aged equipment.
Commercial loans secured by real estate, of which approximately 55% is owner occupied, increased $98.29 million or 12.14% in 2019 over 2018. Commercial loans secured by real estate outstanding at December 31, 2019 were $908.18 million and $809.89 million at December 31, 2018. The increase in 2019 was driven by general improvements in the business economy within our markets related to our owner occupied financing. Our non-owner occupied real estate portfolio also experienced growth due to funding several projects to existing clients that had been in our pipeline.
Residential real estate and home equity loans were $532.00 million at December 31, 2019 and $523.86 million at December 31, 2018. Residential real estate and home equity loans increased $8.15 million in 2019 from 2018. Residential mortgage and home equity outstandings were higher in 2019 due to a favorable rate environment during the year as well as internal staffing increases which allowed us to capture a greater market share within our footprint. Additionally, a stronger economy with low unemployment resulted in improved customer confidence. Median home values rose during 2019 which led to slightly larger average loan amounts. Refinance activity also improved and new construction loans increased by 5% over 2018.
Consumer loans increased $2.80 million or 2.05% in 2019 over 2018. Consumer loans outstanding at December 31, 2019, were $139.43 million and $136.64 million at December 31, 2018. The increase during 2019 was primarily due to higher demand for auto and personal loans as a result of the stabilized economy with low unemployment, reduced interest rates and increased consumer confidence.
The following table shows the maturities of loans and leases in the categories of commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2019.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural	$519,459	$491,359	$121,973	$1,132,791
Auto and light truck	218,900	361,295	8,612	588,807
Medium and heavy duty truck	99,054	187,127	8,643	294,824
Aircraft	198,796	525,132	60,112	784,040
Construction equipment	227,773	457,769	19,909	705,451
Total	$1,263,982	$2,022,682	$219,249	$3,505,913

The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$1,456,088	$566,594	$2,022,682
Over 5 Years	54,572	164,677	219,249
Total	$1,510,660	$731,271	$2,241,931
During 2019, approximately 56% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $20.28 million at December 31, 2019 and were $11.29 million at December 31, 2018.
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
Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.29 million as of December 31, 2019 and 2018. Our expense (recovery) for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $0.01 million in 2019 compared to $(0.10) million in 2018 and $(0.03) million in 2017. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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

During 2019, the medium-term portion of the look-back period was eleven years given that 2009 through 2019 losses were considerably impacted by the severe recession. Although the recession began in December 2007, its financial consequences were not recognized in the loan portfolios until 2009. We gave the greatest weight to this recent eleven-year period in our calculation. Furthermore, we perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends and other factors, including specific industry risks and economic conditions, which may have an impact on the reserves and reserve ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally economic risk, collateral risk and concentration risk. Key economic factors affecting our portfolios are growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation and global economic and political issues. The economy has been strong and is forecast to remain robust as we begin 2020, but there is considerable downside risk. The political stalemates in the U.S. Congress, impeachment concerns and intensified strife in the Middle East, cause increased uncertainty. Collateral values are significant to our underwriting in our specialty finance portfolios and volatility or declining values pose a threat. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
The world economy has slowed and challenges persist. Current concerns include ongoing tariff wars, heightened concerns in the Middle East, corruption scandals and political uncertainty in Latin American countries, the improving economic conditions in Brazil tempered by pressure from broader regional instability, stagnation in Mexico with prospects for modest improvement in 2020, the continued slowdown in China, the geopolitical tensions with Russia, and the persistent threats of terrorist attacks. We include a factor in our loss ratios for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for 2019.
There are several industries represented in the commercial and agricultural portfolio. The outlook for the business banking portfolio is guardedly optimistic, generally a continuation of 2019 trends. Consumer and small business confidence remains strong and unemployment is slightly lower than the national average in many of the markets we serve. Our recent foray into solar financing looks promising in terms of performance of existing projects financed, loan growth opportunities and overall credit quality. An area of concern remains with our agricultural portfolio, which has exposure of approximately $157 million. Farm incomes declined sharply from 2015 through 2019 and no improvement is anticipated in 2020, as commodity prices, particularly corn and soybeans, remain low. Our customers have had favorable growing conditions which have resulted in strong crop yields. We will continue to have a few borrowers who will be unable to repay their lines of credit in full, resulting in carry-over debt. For the commercial and agricultural portfolio as a whole, we have experienced strong credit quality trends with low delinquencies and minimal charge-offs. We have reviewed the calculated loss ratios and assessed the environmental factors and concentration issues affecting these portfolios and we made a slight upward adjustment to the ratio primarily due to the slowing manufacturing sector. We believe the adjustment to our reserve ratio is appropriate and the ratio is adequate.
The core businesses in our auto and light truck portfolio performed well in 2019. The losses in the portfolio were principally attributable to specialty vehicles which is a relatively new venture and where we had aggressive growth. We sustained small losses on a handful of accounts, the vast majority of which were identified as special mention accounts in 2018. We reviewed our processes, assessed our underwriting and have implemented improvements. We also reviewed the reserve ratio for this segment of the portfolio, increasing it for the pass loans as we continue to have greater movement from pass to special mention for our specialty vehicle credits and decreasing it for the special attention pool as the size of the individual losses is declining as a result of our enhanced monitoring of collateral types and condition. The auto rental portion of the portfolio continues to be threatened by ongoing consolidation in the rental car industry which remains a threat to portfolio growth. On the other hand, collateral values have been relatively stable throughout the latter half of 2019 and are significantly stronger than this time a year ago. We believe the reserve ratio for the auto and light truck portfolio remains appropriate.
We experienced ongoing stability in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had only two charge-offs, one small account in 2018 and a mid-sized credit in 2019. Our credit quality is strongest when industry conditions are favorable. Reasonably stable gas prices, low unemployment, and growth in GDP and the construction sector, which leads to higher demand for trucking bode well for the industry as does the strong growth in online sales which drive freight volumes. Industry concerns include a persistent driver shortage which is exacerbated in today’s tight labor market. Furthermore, truck chassis sales are expected to experience a cyclical decline in 2020 resulting in greater competition for new loan transactions, potentially placing additional pressure on interest rates in this portfolio. Nevertheless, the underlying industry fundamentals are expected to remain relatively stable and the industry is poised to have a good year again in 2020. We believe our reserve ratio for this portfolio remains appropriate without adjustment.

Another area of concern continues to be our aircraft portfolio, which was among the sectors affected most by the sluggish economy. In this portfolio we have collateral concentration and $184 million of foreign exposure, primarily in Mexico and Brazil. Mexico’s economic growth is expected to increase moderately but continues to be threatened by drug trafficking and related violence, the solution to which may entail additional public expenditures, further increasing already high and growing government debt. Brazil’s economic recovery has continued to progress; however, improved interest rates in Brazil have made domestic borrowing more attractive for some of our customers. The U.S. economic growth has bolstered the business aviation industry, with stabilized to somewhat improving private jet markets. New business jet markets experienced growth in 2019 and the short to medium term outlook is favorable. We reassessed our ratios, which were established based on the high and volatile loss histories, and believe they remain appropriate particularly given the downside economic risks.
Our construction equipment portfolio is characterized by increasing outstanding loan balances and continued strong credit quality in 2019; however we did experience an uptick in our special attention credits during the most recent three quarters. The construction industry, which was hard hit during the recession, is benefiting from an improving economy, buoyed by growth in private residential and non-residential construction. Nonetheless, certain sectors are experiencing stress and we continue to monitor for credit weaknesses. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. A solid U.S. market and potential continued infrastructure spending could have a positive impact for the used equipment markets. The industry’s greatest challenge is hiring and retaining qualified workers. The underlying risk has not changed significantly for this portfolio; our reserve factors are similar to last year.
Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with approximately fifty-five percent of the Bank’s exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the great recession, similar to other U.S. markets and we experienced losses in these categories from 2009 through 2011. From 2012 through 2019, we have experienced small recoveries in the portfolio with exception of 2018 when we realized a small loss. We reviewed our reserve factors and believe the ratio remains appropriate and adequate this year-end.
The reserve for loan and lease losses at December 31, 2019, totaled $111.25 million and was 2.19% of loans and leases, compared to $100.47 million or 2.08% of loans and leases at December 31, 2018 and $94.88 million or 2.10% of loans and leases at December 31, 2017. It is our opinion that the reserve for loan and lease losses was appropriate to absorb probable losses inherent in the loan and lease portfolio as of December 31, 2019.
Charge-offs for loan and lease losses were $7.59 million for 2019, compared to $17.11 million for 2018 and $6.53 million for 2017. We had one large loss in the aircraft portfolio in 2019 contributing to charge-offs. The provision for loan and lease losses was $15.83 million for 2019, compared to $19.46 million for 2018 and $8.98 million for 2017 to accommodate net charge-offs and loan and lease growth.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31.

(Dollars in thousands)	2019	2018	2017	2016	2015
Amounts of loans and leases outstanding at end of period	$5,085,527	$4,835,464	$4,527,678	$4,188,071	$3,994,692
Average amount of net loans and leases outstanding during period	$5,000,161	$4,755,256	$4,333,375	$4,113,508	$3,837,149
Balance of reserve for loan and lease losses at beginning of period	$100,469	$94,883	$88,543	$88,112	$85,068
Charge-offs:
Commercial and agricultural	1,040	229	2,415	547	3,489
Auto and light truck	991	3,308	774	4	24
Medium and heavy duty truck	1,132	23	—	—	—
Aircraft	3,066	12,222	1,872	6,123	244
Construction equipment	238	288	164	128	—
Commercial real estate	5	70	344	32	—
Residential real estate and home equity	53	63	124	219	295
Consumer	1,066	909	836	888	658
Total charge-offs	7,591	17,112	6,529	7,941	4,710
Recoveries:
Commercial and agricultural	664	222	984	509	851
Auto and light truck	97	68	1,153	253	380
Medium and heavy duty truck	32	—	—	10	28
Aircraft	1,143	2,499	227	528	802
Construction equipment	160	100	298	461	434
Commercial real estate	75	53	851	469	2,807
Residential real estate and home equity	85	23	109	31	34
Consumer	287	271	267	278	258
Total recoveries	2,543	3,236	3,889	2,539	5,594
Net charge-offs (recoveries)	5,048	13,876	2,640	5,402	(884)
Provision for loan and lease losses	15,833	19,462	8,980	5,833	2,160
Balance at end of period	$111,254	$100,469	$94,883	$88,543	$88,112
Ratio of net charge-offs (recoveries) to average net loans and leases outstanding	0.10%	0.29%	0.06%	0.13%	(0.02)%
Ratio of reserve for loan and lease losses to net loans and leases outstanding end of period	2.19%	2.08%	2.10%	2.11%	2.21%
Coverage ratio of reserve for loan and lease losses to nonperforming loans and leases	1,101.74%	355.96%	477.66%	435.68%	686.23%
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2019	2018	2017	2016	2015
Commercial and agricultural	0.03%	—%	0.16%	—%	0.36%
Auto and light truck	0.15	0.60	(0.08)	(0.06)	(0.08)
Medium and heavy duty truck	0.38	0.01	—	—	(0.01)
Aircraft	0.24	1.15	0.21	0.69	(0.07)
Construction equipment	0.01	0.03	(0.03)	(0.07)	(0.10)
Commercial real estate	(0.01)	—	(0.07)	(0.06)	(0.44)
Residential real estate and home equity	(0.01)	0.01	—	0.04	0.05
Consumer	0.57	0.48	0.44	0.49	0.33
Total net charge-offs (recoveries) to average portfolio loans and leases	0.10%	0.29%	0.06%	0.13%	(0.02)%

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

	2019		2018		2017		2016		2015
(Dollars in thousands)	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Reserve Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$23,671	22.27%	$17,063	22.20%	$16,228	20.54%	$14,668	19.40%	$15,456	18.64%
Auto and light truck	14,400	11.58	14,689	11.58	10,103	10.97	8,064	9.83	9,269	10.64
Medium and heavy duty truck	4,612	5.80	4,303	5.86	4,844	6.56	4,740	7.04	4,699	6.97
Aircraft	31,058	15.42	33,047	16.61	34,619	18.66	34,352	19.16	32,373	19.48
Construction equipment	14,120	13.87	10,922	13.34	9,343	12.44	8,207	11.84	7,592	11.40
Commercial real estate	18,350	17.86	15,705	16.75	14,792	16.38	13,677	17.17	13,762	17.53
Residential real estate and home equity	3,609	10.46	3,425	10.83	3,666	11.62	3,550	12.46	3,662	12.28
Consumer	1,434	2.74	1,315	2.83	1,288	2.83	1,285	3.10	1,299	3.06
Total	$111,254	100.00%	$100,469	100.00%	$94,883	100.00%	$88,543	100.00%	$88,112	100.00%
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
Nonperforming assets amounted to $19.24 million at December 31, 2019, compared to $35.32 million at December 31, 2018, and $31.30 million at December 31, 2017. During 2019, interest income on nonaccrual loans and leases would have increased by approximately $0.69 million compared to $2.18 million in 2018 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2019 decreased from December 31, 2018, mainly due to decreases in nonaccrual loans and leases. Repossessions consisted mainly of aircraft largely represented by one airplane and one helicopter with a combined carrying value of $6.71 million at December 31, 2019. Other real estate increased due to foreclosures outpacing sales of existing properties.

Nonperforming assets at December 31 (Dollars in thousands)	2019	2018	2017	2016	2015
Loans past due over 90 days	$309	$366	$459	$416	$122
Nonaccrual loans and leases:
Commercial and agricultural	969	2,653	2,603	3,981	4,283
Auto and light truck	1,250	11,374	8,041	166	46
Medium and heavy duty truck	1,074	106	371	—	—
Aircraft	875	7,561	1,957	6,110	4,388
Construction equipment	1,351	2,326	991	1,248	539
Commercial real estate	1,652	1,984	3,418	5,555	1,392
Residential real estate and home equity	2,189	1,714	1,890	2,641	1,961
Consumer	429	141	134	206	109
Total nonaccrual loans and leases	9,789	27,859	19,405	19,907	12,718
Total nonperforming loans and leases	10,098	28,225	19,864	20,323	12,840
Other real estate	522	299	1,312	704	736
Repossessions:
Commercial and agricultural	—	—	—	—	—
Auto and light truck	1,865	440	165	32	10
Medium and heavy duty truck	—	15	—	—	—
Aircraft	6,707	6,209	9,335	9,335	6,916
Construction equipment	35	—	582	—	—
Consumer	16	2	32	6	1
Total repossessions	8,623	6,666	10,114	9,373	6,927
Operating leases	—	126	9	34	121
Total nonperforming assets	$19,243	$35,316	$31,299	$30,434	$20,624
Nonperforming loans and leases to loans and leases, net of unearned discount	0.20%	0.58%	0.44%	0.49%	0.32%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.37%	0.71%	0.67%	0.70%	0.50%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2019 and 2018, we had $17.74 million and $4.24 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2019, potential problem loans consisted of three credit relationships from various portfolios without any commonalities with regard to industry or collateral. Weakness in these companies’ operating performance and payment patterns have caused us to heighten attention given to these credits.
INVESTMENT PORTFOLIO
The amortized cost of securities at year-end 2019 increased 2.95% from 2018, following a 10.43% increase from year-end 2017 to year-end 2018. The amortized cost of securities at December 31, 2019 was $1.03 billion or 15.61% of total assets, compared to $1.00 billion or 15.96% of total assets at December 31, 2018.
The following table shows the amortized cost of securities available-for-sale as of December 31.

(Dollars in thousands)	2019	2018	2017
U.S. Treasury and Federal agencies securities	$524,896	$537,913	$471,508
U.S. States and political subdivisions securities	83,566	95,346	116,260
Mortgage-backed securities — Federal agencies	372,458	324,390	289,327
Corporate debt securities	52,151	45,843	31,573
Foreign government and other securities	700	700	700
Total investment securities available-for-sale	$1,033,771	$1,004,192	$909,368

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2019, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$121,828	2.06%
1 – 5 years	381,966	1.94
5 – 10 years	21,102	1.67
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	524,896	1.96
U.S. States and political subdivisions securities
Under 1 year	19,488	2.22
1 – 5 years	53,291	2.43
5 – 10 years	10,107	2.27
Over 10 years	680	2.76
Total U.S. States and political subdivisions securities	83,566	2.36
Corporate debt securities
Under 1 year	5,990	2.62
1 – 5 years	46,161	2.56
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	52,151	2.57
Foreign government and other securities
Under 1 year	—	—
1 – 5 years	700	2.66
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government and other securities	700	2.66
Mortgage-backed securities — Federal agencies	372,458	2.48
Total investment securities available-for-sale	$1,033,771	2.21%
At December 31, 2019, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2019, the vintage (years originated) of the underlying loans comprising our securities are: 28% in the year 2019; 39% in the years 2017 and 2018; 12% in the years 2015 and 2016; 6% in the years 2013 and 2014; and 15% in years 2012 and prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2019		2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$1,171,639	—%	$1,069,664	—%	$983,050	—%
Interest bearing demand	1,635,209	0.82	1,610,022	0.62	1,517,859	0.31
Savings	825,292	0.20	839,652	0.14	828,993	0.09
Time	1,644,596	2.16	1,444,325	1.63	1,163,345	1.18
Total deposits	$5,276,736		$4,963,663		$4,493,247
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Federal Home Loan Bank Advances	Other Short-Term Borrowings	Total Borrowings
2019
Balance at December 31, 2019	$120,459	$3,993	$20,000	$1,441	$145,893
Maximum amount outstanding at any month-end	187,848	4,820	168,000	1,762	362,430
Average amount outstanding	143,625	4,547	56,326	1,413	205,911
Weighted average interest rate during the year	0.33%	0.28%	2.56%	—%	0.94%
Weighted average interest rate for outstanding amounts at December 31, 2019	0.23%	0.29%	1.61%	—%	0.42%
2018
Balance at December 31, 2018	$113,627	$4,325	$80,000	$1,392	$199,344
Maximum amount outstanding at any month-end	148,002	5,590	225,000	2,740	381,332
Average amount outstanding	135,670	4,805	122,592	1,974	265,041
Weighted average interest rate during the year	0.30%	0.29%	1.97%	—%	1.07%
Weighted average interest rate for outstanding amounts at December 31, 2018	0.47%	0.29%	2.57%	—%	1.30%
2017
Balance at December 31, 2017	$205,834	$6,115	$—	$2,646	$214,595
Maximum amount outstanding at any month-end	205,834	6,542	160,000	2,402	374,778
Average amount outstanding	166,114	6,327	70,293	2,501	245,235
Weighted average interest rate during the year	0.21%	0.27%	1.06%	—%	0.45%
Weighted average interest rate for outstanding amounts at December 31, 2017	0.59%	0.27%	—%	—%	0.57%
LIQUIDITY
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2019, average core deposits equaled 71.48% of average total assets, compared to 72.53% in 2018 and 73.71% in 2017. The effective rate of core deposits in 2019 was 0.77%, compared to 0.56% in 2018 and 0.35% in 2017.
Average noninterest bearing core deposits increased 9.53% in 2019 compared to an increase of 8.81% in 2018. These represented 25.11% of total core deposits in 2019, compared to 23.97% in 2018, and 23.65% in 2017.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2019, our reliance on purchased funds increased to 12.51% of average total assets from 12.47% in 2018.
Shareholders’ Equity — Average shareholders’ equity equated to 12.25% of average total assets in 2019, compared to 12.08% in 2018. Shareholders’ equity was 12.51% of total assets at year-end 2019, compared to 12.11% at year-end 2018. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains (losses) on available-for-sale securities, net of income taxes, were $5.17 million and $(10.68) million at December 31, 2019 and 2018, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $783 million.

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
At December 31, 2019, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At December 31, 2019, we borrowed zero in the federal funds market. We could borrow $265.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2019, we had $65.82 million outstanding in FHLB advances and could borrow an additional $520.13 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $551.99 million as of December 31, 2019.
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

	Percentage Change in Net Interest Income
	December 31, 2019		December 31, 2018
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	1.88%	5.57%	3.12%	6.92%
Up 100	0.95%	2.89%	1.58%	3.49%
Down 100	(4.06)%	(7.64)%	(4.33)%	(6.78)%

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2019 and 2018, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The following table summarizes our significant fixed, determinable, and estimated contractual obligations, by payment date, at December 31, 2019, except for obligations associated with short-term borrowing arrangements. Payments for borrowings do not include interest. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The following table shows contractual obligation payments by period.

(Dollars in thousands)	Note	0 – 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Indeterminate maturity	Total
Deposits without stated maturity	—	$3,708,828	$—	$—	$—	$—	$3,708,828
Certificates of deposit	10	1,256,577	332,333	57,495	2,093	—	1,648,498
Long-term debt	11	2,759	7,756	12,993	30,159	17,972	71,639
Subordinated notes	12	—	—	—	58,764	—	58,764
Operating leases	18	3,477	7,514	5,205	11,508	—	27,704
Purchase obligations	—	34,768	10,531	1,368	—	—	46,667
Total contractual obligations		$5,006,409	$358,134	$77,061	$102,524	$17,972	$5,562,100
We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination of the contract. We have made a diligent effort to estimate such payments and penalties, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2019. Our management has used the best information available to make the estimates necessary to value the related purchase obligations. Our management is not aware of any additional commitments or contingent liabilities which may have a material adverse impact on our liquidity or capital resources at year-end 2019.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2019 do not necessarily represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
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

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2019 and 2018.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2019
Interest income	$69,021	$71,637	$72,676	$69,543
Interest expense	14,073	15,210	15,481	14,247
Net interest income	54,948	56,427	57,195	55,296
Provision for loan and lease losses	4,918	4,247	3,717	2,951
Gains on investment securities available-for-sale	—	—	—	—
Income before income taxes	28,950	30,491	32,137	28,576
Net income	22,196	23,417	24,448	21,954
Net income available to common shareholders	22,196	23,385	24,438	21,941
Diluted net income per common share	0.86	0.91	0.95	0.86
2018
Interest income	$59,238	$63,865	$65,696	$68,517
Interest expense	8,706	10,696	11,334	12,674
Net interest income	50,532	53,169	54,362	55,843
Provision for loan and lease losses	3,786	4,817	6,157	4,702
(Losses) gains on investment securities available-for-sale	(345)	—	—	—
Income before income taxes	24,996	27,498	24,923	27,610
Net income	19,116	21,964	19,888	21,446
Net income available to common shareholders	19,116	21,964	19,888	21,446
Diluted net income per common share	0.73	0.84	0.76	0.82
Net income available to common shareholders was $21.94 million for the fourth quarter of 2019, compared to the $21.45 million of net income available to common shareholders reported for the fourth quarter of 2018. Diluted net income per common share for the fourth quarter of 2019 amounted to $0.86, compared to $0.82 per common share reported in the fourth quarter of 2018.
Net interest margin was 3.51% for the fourth quarter of 2019 and 3.77% for the fourth quarter of 2018. Net interest income was $55.30 million for the fourth quarter of 2019 down 0.98% from 2018’s fourth quarter. Net interest margin on a fully taxable-equivalent basis was 3.52% for the fourth quarter of 2019 and 3.78% for the fourth quarter of 2018. Tax-equivalent net interest income was $55.46 million for the fourth quarter of 2019, down 1.03% from 2018’s fourth quarter.
Our provision for loan and lease losses was $2.95 million in the fourth quarter of 2019 compared to $4.70 million in the fourth quarter of 2018. Net charge-offs were $0.64 million for the fourth quarter 2019, compared to net charge-offs of $2.53 million a year ago.
Noninterest income for the fourth quarter of 2019 was $25.58 million, compared to $24.16 million for the fourth quarter of 2018. Noninterest expense for the fourth quarter of 2019 was $49.35 million and was $47.69 million in the fourth quarter 2018.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2020, expressed an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan and Lease Losses
As described in Note 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $111.25 million at December 31, 2019. The Company also describes in Note 1 of the consolidated financial statements the “Reserve for Loan and Lease Losses” accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses. The estimate consists of several key elements, which include: specific reserves for impaired loans, formula reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogenous loans and leases. The Company’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.
The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and complex review. There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.
Our audit procedures related to the estimated allowance for loan losses included:

•
Testing the design and operating effectiveness of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review controls over the ALLL balance as a whole including attending internal Company Credit Policy Committee meetings and Audit Committee discussions and analysis;

•	Testing clerical/computational accuracy of the formulas within the calculation spreadsheet;

•	Testing of completeness and accuracy of the information/reports utilized in the ALLL, including reports used in management review controls over the ALLL;

•	Computing an independent calculation of an acceptable range and comparing it to the Company’s estimate;

•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions; and

•
Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal specialists to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

/s/ BKD, LLP

We have served as the Company’s auditor since 2015

Fort Wayne, Indiana
February 20, 2020
Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (“Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the consolidated financial statements of the Company and our report dated February 20, 2020, expressed an unqualified opinion thereon.
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

/s/ BKD, LLP

Fort Wayne, Indiana
February 20, 2020

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2019	2018
ASSETS
Cash and due from banks	$67,215	$94,907
Federal funds sold and interest bearing deposits with other banks	16,150	4,172
Investment securities available-for-sale	1,040,583	990,129
Other investments	28,414	28,404
Mortgages held for sale	20,277	11,290
Loans and leases, net of unearned discount:
Commercial and agricultural	1,132,791	1,073,205
Auto and light truck	588,807	559,987
Medium and heavy duty truck	294,824	283,544
Aircraft	784,040	803,111
Construction equipment	705,451	645,239
Commercial real estate	908,177	809,886
Residential real estate and home equity	532,003	523,855
Consumer	139,434	136,637
Total loans and leases	5,085,527	4,835,464
Reserve for loan and lease losses	(111,254)	(100,469)
Net loans and leases	4,974,273	4,734,995
Equipment owned under operating leases, net	111,684	134,440
Net premises and equipment	52,219	52,139
Goodwill and intangible assets	83,971	83,998
Accrued income and other assets	227,990	159,271
Total assets	$6,622,776	$6,293,745

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,216,834	$1,217,120
Interest-bearing deposits:
Interest-bearing demand	1,677,200	1,614,959
Savings	814,794	822,477
Time	1,648,498	1,467,766
Total interest-bearing deposits	4,140,492	3,905,202
Total deposits	5,357,326	5,122,322
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	120,459	113,627
Other short-term borrowings	25,434	85,717
Total short-term borrowings	145,893	199,344
Long-term debt and mandatorily redeemable securities	71,639	71,123
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	140,518	78,602
Total liabilities	5,774,140	5,530,155

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31,2019 and 2018	436,538	436,538
Retained earnings	463,269	398,980
Cost of common stock in treasury (2,696,200 shares at December 31, 2019 and 2,421,946 shares at December 31, 2018	(76,702)	(62,760)
Accumulated other comprehensive income (loss)	5,172	(10,676)
Total shareholders’ equity	828,277	762,082
Noncontrolling interests	20,359	1,508
Total equity	848,636	763,590
Total liabilities and equity	$6,622,776	$6,293,745

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2019	2018	2017
Interest income:
Loans and leases	$258,348	$234,455	$194,726
Investment securities, taxable	20,946	19,356	13,853
Investment securities, tax-exempt	1,351	1,857	2,413
Other	2,232	1,648	1,393
Total interest income	282,877	257,316	212,385
Interest expense:
Deposits	50,495	34,631	19,202
Short-term borrowings	1,934	2,838	1,115
Subordinated notes	3,677	3,625	4,002
Long-term debt and mandatorily redeemable securities	2,905	2,316	2,435
Total interest expense	59,011	43,410	26,754
Net interest income	223,866	213,906	185,631
Provision for loan and lease losses	15,833	19,462	8,980
Net interest income after provision for loan and lease losses	208,033	194,444	176,651
Noninterest income:
Trust and wealth advisory	20,692	21,071	20,980
Service charges on deposit accounts	11,010	10,454	10,589
Debit card	14,209	13,369	11,809
Mortgage banking	4,698	3,844	4,796
Insurance commissions	6,761	6,502	5,889
Equipment rental	30,741	31,793	30,381
(Losses) gains on investment securities available-for-sale	—	(345)	4,340
Other	13,019	10,362	9,922
Total noninterest income	101,130	97,050	98,706
Noninterest expense:
Salaries and employee benefits	97,098	93,857	86,912
Net occupancy	10,528	10,041	10,624
Furniture and equipment	24,815	23,433	20,769
Depreciation — leased equipment	25,128	26,248	25,215
Professional fees	6,952	7,680	6,810
Supplies and communication	6,454	6,320	5,355
FDIC and other insurance	1,795	2,923	2,537
Business development and marketing	6,303	6,112	7,477
Loan and lease collection and repossession	3,402	3,375	2,724
Other	6,534	6,478	5,574
Total noninterest expense	189,009	186,467	173,997
Income before income taxes	120,154	105,027	101,360
Income tax expense	28,139	22,613	33,309
Net income	92,015	82,414	68,051
Net (income) loss attributable to noncontrolling interests	(55)	—	—
Net income available to common shareholders	$91,960	$82,414	$68,051
Basic net income per common share	$3.57	$3.16	$2.60
Diluted net income per common share	$3.57	$3.16	$2.60

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2019	2018	2017
Net income	$92,015	$82,414	$68,051
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investment securities available-for-sale	20,875	(9,073)	(3,147)
Reclassification adjustment for realized losses (gains) included in net income	—	345	(4,340)
Income tax effect	(5,027)	2,102	2,811
Other comprehensive income (loss), net of tax	15,848	(6,626)	(4,676)
Comprehensive income	107,863	75,788	63,375
Comprehensive (income) loss attributable to noncontrolling interests	(55)	—	—
Comprehensive income available to common shareholders	$107,808	$75,788	$63,375
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$—	$436,538	$290,824	$(56,056)	$1,344	$672,650	$—	$672,650
Cumulative-effect adjustment	—	—	(65)	—	—	(65)	—	(65)
Balance at January 1, 2017, adjusted	—	436,538	290,759	(56,056)	1,344	672,585	—	672,585
Net income	—	—	68,051	—	—	68,051	—	68,051
Other comprehensive loss	—	—	—	—	(4,676)	(4,676)	—	(4,676)
Issuance of 61,899 common shares under stock based compensation awards	—	—	908	1,469	—	2,377	—	2,377
Cost of 900 shares of common stock acquired for treasury	—	—	—	(41)	—	(41)	—	(41)
Common stock dividend ($0.76 per share)	—	—	(19,759)	—	—	(19,759)	—	(19,759)
Balance at December 31, 2017	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537	$—	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—	—	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537	—	718,537
Net income	—	—	82,414	—	—	82,414	—	82,414
Other comprehensive loss	—	—	—	—	(6,626)	(6,626)	—	(6,626)
Issuance of 47,977 common shares under stock based compensation awards	—	—	841	1,139	—	1,980	—	1,980
Cost of 201,013 shares of common stock acquired for treasury	—	—	—	(9,271)	—	(9,271)	—	(9,271)
Common stock dividend ($0.96 per share)	—	—	(24,952)	—	—	(24,952)	—	(24,952)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,508	1,508
Balance at December 31, 2018	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	91,960	—	—	91,960	55	92,015
Other comprehensive income	—	—	—	—	15,848	15,848	—	15,848
Issuance of 51,533 common shares under stock based compensation awards	—	—	862	1,143	—	2,005	—	2,005
Cost of 325,787 shares of common stock acquired for treasury	—	—	—	(15,085)	—	(15,085)	—	(15,085)
Common stock dividend ($1.10 per share)	—	—	(28,232)	—	—	(28,232)	—	(28,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	18,934	18,934
Distributions to noncontrolling interests	—	—	—	—	—	—	(138)	(138)
Balance at December 31, 2019	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636

The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2019	2018	2017
Operating activities:
Net income	$92,015	$82,414	$68,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	15,833	19,462	8,980
Depreciation of premises and equipment	5,786	5,620	5,658
Depreciation of equipment owned and leased to others	25,128	26,248	25,215
Stock-based compensation	2,765	3,553	2,963
Amortization of investment securities premiums and accretion of discounts, net	4,014	3,477	5,449
Amortization of mortgage servicing rights	1,312	956	1,092
Amortization of right of use assets	3,046	—	—
Deferred income taxes	(5,730)	(550)	2,767
Losses (gains) on investment securities available-for-sale	—	345	(4,340)
Originations of loans held for sale, net of principal collected	(145,097)	(78,450)	(101,104)
Proceeds from the sales of loans held for sale	139,050	82,127	106,811
Net gains on sale of loans held for sale	(2,940)	(1,844)	(2,981)
Net gains on sale of other real estate and repossessions	(487)	(561)	(251)
Net gain on sale of premises and equipment	(1,251)	(128)	(300)
Change in interest receivable	(245)	(1,747)	(2,119)
Change in interest payable	4,968	2,997	1,222
Change in other assets	11,213	(7,048)	551
Change in other liabilities	13,492	21,884	19,364
Other	1,734	940	2,670
Net change in operating activities	164,606	159,695	139,698
Investing activities:
Proceeds from sales of investment securities available-for-sale	—	11,392	228,715
Proceeds from maturities and paydowns of investment securities available-for-sale	317,295	145,167	177,466
Purchases of investment securities available-for-sale	(351,189)	(255,205)	(469,385)
Net change in partnership investments	(33,840)	(13,669)	(24,489)
Net change in other investments	(10)	(2,451)	(3,495)
Loans sold or participated to others	53,369	22,835	32,004
Proceeds from principal payments on direct finance leases	69,188	50,457	75,268
Net change in loans and leases	(392,475)	(405,961)	(457,654)
Net change in equipment owned under operating leases	(2,495)	(21,107)	(46,003)
Purchases of premises and equipment	(8,033)	(3,058)	(5,444)
Proceeds from disposal of premises and equipment	3,418	216	2,180
Proceeds from sales of other real estate and repossessions	10,855	13,433	6,194
Net change in investing activities	(333,917)	(457,951)	(484,643)
Financing activities:
Net change in demand deposits and savings accounts	54,272	171,799	205,649
Net change in time deposits	180,732	197,793	213,321
Net change in short-term borrowings	(53,451)	(15,251)	(77,348)
Proceeds from issuance of long-term debt	—	—	19,999
Payments on long-term debt	(2,695)	(1,735)	(26,628)
Stock issued under stock purchase plans	49	145	153
Acquisition of treasury stock	(15,085)	(9,271)	(41)
Net change in noncontrolling interests	18,796	1,508	—
Cash dividends paid on common stock	(29,021)	(25,686)	(20,431)
Net change in financing activities	153,597	319,302	314,674
Net change in cash and cash equivalents	(15,714)	21,046	(30,271)
Cash and cash equivalents, beginning of year	99,079	78,033	108,304
Cash and cash equivalents, end of year	$83,365	$99,079	$78,033
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$14,807	$11,007	$8,135
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	300	583	1,426
Right of use assets obtained in exchange for lease obligation	17,064	—	—
Cash paid for:
Interest	$54,043	$40,413	$25,531
Income taxes	5,585	8,272	10,567
The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Policies
1st Source Corporation is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source” or “the Company”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients in Indiana, Michigan and Florida. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2019 and 2018, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
The initial indication of potential other-than-temporary impairment (OTTI) for debt securities is a decline in fair value below amortized cost. Quarterly, any impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI. Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. In estimating OTTI impairment losses, the Company considers among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that the Company will not have to sell any such securities before an anticipated recovery of cost.
Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.
Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2019 and 2018, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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

Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. As part of the leasing standard that became effective January 1, 2019, only those costs incurred as a direct result of closing a lease transaction are capitalized. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment. All existing deferrals will continue to be amortized over the estimated life of the lease while all new incremental direct costs are expensed immediately.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2019 and 2018, residential real estate portfolio loans included $1.44 million and $1.39 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
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
As part of mortgage banking operations, the Company enters into commitments to originate loans whereby the interest rate on these loans is determined prior to funding (“rate lock commitments”). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under the Company’s risk management policy, these fair values are hedged primarily by selling forward contracts on agency securities or obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. The rate lock commitments on mortgage loans intended to be sold and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings.
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
Equipment Owned Under Operating Leases — As a lessor, the Company finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases. The equipment underlying the operating leases is reported at cost, net of accumulated depreciation, on the Consolidated Statements of Financial Condition. These operating lease arrangements require the lessee to make a fixed monthly rental payment over a specified lease term generally ranging from three years to seven years. Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term and reported in Noninterest Income on the Consolidated Statements of Income. Leased assets are depreciated on a straight-line method over the lease term to the estimate of the equipment’s fair market value at lease termination, also referred to as “residual” value. The depreciation of these operating lease assets is reported in Noninterest Expense on the Consolidated Statements of Income. For automobile leases, fair value is based upon published industry market guides. For other equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. These residual values are reviewed annually to ensure the recorded amount does not exceed the fair market value at the lease termination. At the end of the lease, the operating lease asset is either purchased by the lessee or returned to the Company. The Company is responsible for the payment of personal property taxes which is reported in Other Expense on the Consolidated Statements of Income. The lessee is responsible for reimbursing the Company for personal property taxes which is reported in Other Income on the Consolidated Statements of Income. The Company excludes sales taxes and other similar taxes from being reported as lease revenue with an associated expense.
Lease Commitments — The Company leases certain banking center locations, office space, land and billboards. In determining whether a contract contains a lease, the Company examines the contract to ensure an asset was specifically identified and that the Company has control of use over the asset. To determine whether a lease is classified as operating or finance, the Company performs an economic life test on all building leases with greater than a twenty years term. Further, the Company performs a fair value test to identify any leases that have a present value of future lease payments over the lease term that is greater than 90% of the fair value of the building. The Company only capitalizes leases with an initial lease liability of $2,000 or greater.
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
Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense and variable lease costs are included in Net Occupancy Expense on the Consolidated Statements of Income. Included in variable lease costs are leases with rent escalations based on recent financial indices, such as the Consumer Price Index, where the Company estimates future rent increases and records the actual difference to variable costs. Certain leases require the Company to pay common area maintenance, real estate taxes, insurance and other operating expenses associated with the leases premises. These expenses are classified in Net Occupancy Expense on the Consolidated Statements of Income, consistent with similar costs for owned locations. There are no residual value guarantees, restrictions or covenants imposed by leases.
The Company accounts for lease and nonlease components together as a single lease component by class of underlying asset. Operating lease obligations with an initial term longer than 12 months are recorded with a right of use asset and a lease liability on the Consolidated Statements of Financial Condition.
The discount rate used in determining the lease liability and related right of use asset is based upon what would be obtained by the Company for similar loans as an incremental rate as of the date of origination or renewal.

Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets on the Consolidated Statements of Financial Condition and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2019 and 2018, other real estate had carrying values of $0.52 million and $0.30 million, respectively, and is included in Other Assets on the Consolidated Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets on the Consolidated Statements of Financial Condition at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $8.62 million and $6.66 million, as of December 31, 2019 and 2018, respectively, and are included in Other Assets on the Consolidated Statements of Financial Condition.
Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed by the straight-line method, primarily with useful lives ranging from three years to 31.5 years. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life.
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or earnings before interest, tax, depreciation and amortization (EBITDA) multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding twenty-five years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2019 and determined that no impairment exists.
Partnership Investments — The partnerships in which the Company has investments account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The Company accounts for its investments in partnerships of which it owns less than three percent at fair value less impairment. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where cash percentages vary at different points in time and are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets on the Consolidated Statements of Financial Condition. The balances as of December 31, 2019 and 2018 were $61.08 million and $23.46 million, respectively.
Short-Term Borrowings — Short-term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, commercial paper, Federal Home Loan Bank notes, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within one day to 365 days of the transaction date. Commercial paper matures within seven days to 270 days. Other short-term borrowings on the Consolidated Statements of Financial Condition include the Company’s liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.

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
The Company uses the deferral method of accounting on investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction to the related asset. The expense on certain qualified affordable housing investments is included in Tax Expense on the Consolidated Statements of Income.
Positions taken in the tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within Income Tax Expense on the Consolidated Statements of Income.
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
Stock-Based Employee Compensation — The Company recognizes stock-based compensation as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for its purposes, is the date of grant. The Company recognizes forfeitures as they occur.
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

Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. All derivative instruments are recorded on the Consolidated Statements of Financial Condition, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense on the Consolidated Statements of Income. Deferred gains and losses from derivatives that are terminated and were in a cash flow hedge are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.
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
Note 2 — Recent Accounting Pronouncements
Partnership Investments and Derivatives: In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company is assessing ASU 2020-01 and its impact on its accounting and disclosures.

Income Taxes: In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is assessing ASU 2019-12 and its impact on its accounting and disclosure.
Leases: In March 2019, the FASB issued ASU No. 2019-01 “Leases (Topic 842): Codification Improvements.” These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. The ASU also requires lessors within the scope of Topic 842, Financial Services-Depository Lending, to present all “principal payments received under leases” within investing activities on the Consolidated Statements of Cash Flows. Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. An entity should apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The Company adopted Topic 842 on January 1, 2019 and applied the amendments in ASU 2019-01 as of the same date and it did not have a material impact on its accounting and disclosures.
Intangibles - Internal-Use Software: In August 2018, the FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020 and it did not have a material impact on its accounting and disclosures.
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
The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should all be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company adopted ASU 2018-13 on January 1, 2020 and it did not have a material impact on its accounting and disclosures.

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
Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company adopted ASU 2017-04 on January 1, 2020 and it did not have a material impact on its accounting and disclosures.
Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (CECL).” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets.
Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security.
The FASB issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU 2018-19 (issued November 2018), ASU 2019-04 (issued April 2019), ASU 2019-05 (issued May 2019), ASU 2019-10 (issued November 2019) and ASU 2019-11 (issued November 2019). ASU 2016-13 and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.
As previously disclosed, the Company formed a cross-functional team to work through its implementation plan. The Company’s cross-functional team is substantially complete with the assessment and documentation of processes, internal controls, data and model validation testing, parallel testing, qualitative factors and forecast periods as well as model development. The Company implemented a third-party software solution to assist in the application of the new standard including portfolio segmentation according to shared risk characteristics and modeling methodologies. The Company has not finalized the results of its CECL estimate as of year-end since it is in the final stages of completing the formal review and approval process. The Company estimates the adoption of ASU 2016-13 on January 1, 2020 will result in a one-time cumulative effect adjustment through retained earnings in a decrease of up to $1 million or an increase of up to $3 million on its allowance for credit losses.
The Company does not expect to record an allowance on January 1, 2020 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury and Federal agencies securities	$524,896	$2,538	$(470)	$526,964
U.S. States and political subdivisions securities	83,566	1,048	(109)	84,505
Mortgage-backed securities - Federal agencies	372,458	3,948	(1,017)	375,389
Corporate debt securities	52,151	890	(16)	53,025
Foreign government and other securities	700	—	—	700
Total investment securities available-for-sale	$1,033,771	$8,424	$(1,612)	$1,040,583
December 31, 2018
U.S. Treasury and Federal agencies securities	$537,913	$196	$(6,886)	$531,223
U.S. States and political subdivisions securities	95,346	172	(936)	94,582
Mortgage-backed securities - Federal agencies	324,390	718	(6,875)	318,233
Corporate debt securities	45,843	—	(451)	45,392
Foreign government and other securities	700	—	(1)	699
Total investment securities available-for-sale	$1,004,192	$1,086	$(15,149)	$990,129

At December 31, 2019, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2019 and 2018.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2019. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$147,306	$147,629
Due after one year through five years	482,118	485,745
Due after five years through ten years	31,209	31,173
Due after ten years	680	647
Mortgage-backed securities	372,458	375,389
Total debt securities available-for-sale	$1,033,771	$1,040,583

The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2019, the Company’s available-for-sale securities portfolio consisted of 629 securities, 152 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. Treasury and Federal agencies securities	$87,352	$(171)	$69,053	$(299)	$156,405	$(470)
U.S. States and political subdivisions securities	9,283	(107)	1,042	(2)	10,325	(109)
Mortgage-backed securities - Federal agencies	81,951	(383)	51,165	(634)	133,116	(1,017)
Corporate debt securities	—	—	8,091	(16)	8,091	(16)
Foreign government and other securities	—	—	—	—	—	—
Total temporarily impaired available-for-sale securities	$178,586	$(661)	$129,351	$(951)	$307,937	$(1,612)
December 31, 2018
U.S. Treasury and Federal agencies securities	$55,491	$(177)	$424,269	$(6,709)	$479,760	$(6,886)
U.S. States and political subdivisions securities	21,059	(61)	45,365	(875)	66,424	(936)
Mortgage-backed securities - Federal agencies	65,554	(511)	198,221	(6,364)	263,775	(6,875)
Corporate debt securities	21,496	(143)	23,896	(308)	45,392	(451)
Foreign government and other securities	699	(1)	—	—	699	(1)
Total temporarily impaired available-for-sale securities	$164,299	$(893)	$691,751	$(14,256)	$856,050	$(15,149)

At December 31, 2019, the Company does not have the intent to sell any of the available-for-sale securities in the table above and believes that it is more likely than not that it will not have to sell any such securities before an anticipated recovery of cost. The unrealized losses on debt securities are due to market volatility. The fair value is expected to recover on all debt securities as they approach their maturity date or repricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2019	2018	2017
Gross realized gains	$—	$2	$7,425
Gross realized losses	—	(347)	(2,895)
OTTI losses	—	—	(190)
Net realized (losses) gains	$—	$(345)	$4,340

At December 31, 2019 and 2018, investment securities with carrying values of $281.38 million and $242.31 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2019 and 2018, and totaled $5.09 billion and $4.84 billion, respectively. At December 31, 2019 and 2018, net deferred loan and lease costs were $5.06 million and $4.54 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $17.08 million and $11.38 million at December 31, 2019 and 2018, respectively. During 2019, $6.69 million of new loans and other additions were made and repayments and other reductions totaled $0.99 million.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
December 31, 2019
Commercial and agricultural	$1,080,933	$51,858	$1,132,791
Auto and light truck	569,234	19,573	588,807
Medium and heavy duty truck	293,736	1,088	294,824
Aircraft	764,564	19,476	784,040
Construction equipment	668,076	37,375	705,451
Commercial real estate	888,154	20,023	908,177
Total	$4,264,697	$149,393	$4,414,090
December 31, 2018
Commercial and agricultural	$1,043,019	$30,186	$1,073,205
Auto and light truck	528,174	31,813	559,987
Medium and heavy duty truck	281,834	1,710	283,544
Aircraft	768,442	34,669	803,111
Construction equipment	625,579	19,660	645,239
Commercial real estate	787,376	22,510	809,886
Total	$4,034,424	$140,548	$4,174,972

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2019
Residential real estate and home equity	$529,557	$2,446	$532,003
Consumer	138,951	483	139,434
Total	$668,508	$2,929	$671,437
December 31, 2018
Residential real estate and home equity	$521,846	$2,009	$523,855
Consumer	136,423	214	136,637
Total	$658,269	$2,223	$660,492

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2019
Commercial and agricultural	$1,131,704	$118	$—	$—	$1,131,822	$969	$1,132,791
Auto and light truck	586,212	1,268	77	—	587,557	1,250	588,807
Medium and heavy duty truck	293,736	14	—	—	293,750	1,074	294,824
Aircraft	772,846	7,026	3,293	—	783,165	875	784,040
Construction equipment	702,671	819	609	—	704,099	1,352	705,451
Commercial real estate	906,468	58	—	—	906,526	1,651	908,177
Residential real estate and home equity	528,844	561	152	257	529,814	2,189	532,003
Consumer	138,132	632	187	54	139,005	429	139,434
Total	$5,060,613	$10,496	$4,318	$311	$5,075,738	$9,789	$5,085,527
December 31, 2018
Commercial and agricultural	$1,070,530	$22	$—	$—	$1,070,552	$2,653	$1,073,205
Auto and light truck	544,022	3,154	1,437	—	548,613	11,374	559,987
Medium and heavy duty truck	283,284	154	—	—	283,438	106	283,544
Aircraft	790,233	4,149	1,168	—	795,550	7,561	803,111
Construction equipment	641,270	1,643	—	—	642,913	2,326	645,239
Commercial real estate	807,793	109	—	—	807,902	1,984	809,886
Residential real estate and home equity	520,124	1,267	455	295	522,141	1,714	523,855
Consumer	135,591	682	150	73	136,496	141	136,637
Total	$4,792,847	$11,180	$3,210	$368	$4,807,605	$27,859	$4,835,464

Interest income for the years ended December 31, 2019, 2018, and 2017, would have increased by approximately $0.69 million, $2.18 million, and $1.14 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
December 31, 2019
With no related reserve recorded:
Commercial and agricultural	$218	$218	$—
Auto and light truck	853	853	—
Medium and heavy duty truck	1,074	1,074	—
Aircraft	875	875	—
Construction equipment	615	615	—
Commercial real estate	1,487	1,487	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,122	5,122	—
With a reserve recorded:
Commercial and agricultural	10,366	10,366	3,003
Auto and light truck	278	278	30
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	736	736	75
Commercial real estate	—	—	—
Residential real estate and home equity	337	339	117
Consumer	—	—	—
Total with a reserve recorded	11,717	11,719	3,225
Total impaired loans	$16,839	$16,841	$3,225
December 31, 2018
With no related reserve recorded:
Commercial and agricultural	$2,471	$2,471	$—
Auto and light truck	7,504	7,504	—
Medium and heavy duty truck	106	106	—
Aircraft	556	556	—
Construction equipment	905	905	—
Commercial real estate	1,131	1,131	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	12,673	12,673	—
With a reserve recorded:
Commercial and agricultural	—	—	—
Auto and light truck	3,840	3,840	372
Medium and heavy duty truck	—	—	—
Aircraft	7,004	7,004	1,255
Construction equipment	1,340	1,340	279
Commercial real estate	759	759	51
Residential real estate and home equity	344	346	126
Consumer	—	—	—
Total with a reserve recorded	13,287	13,289	2,083
Total impaired loans	$25,960	$25,962	$2,083

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class, for years ending December 31, 2019, 2018 and 2017.

	2019		2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$5,983	$242	$2,812	$—	$4,526	$1
Auto and light truck	2,721	—	9,352	—	766	—
Medium and heavy duty truck	244	—	247	—	658	—
Aircraft	2,409	8	9,987	20	4,873	5
Construction equipment	1,664	—	1,663	—	1,011	—
Commercial real estate	1,715	—	2,303	—	3,220	2
Residential real estate and home equity	340	19	347	15	355	15
Consumer loans	—	—	—	—	—	—
Total	$15,076	$269	$26,711	$35	$15,409	$23

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2019, 2018 and 2017, segregated by class, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. There was one modification during 2019, no modifications during 2018, and one modification during 2017 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2019		2018		2017
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	1	$9,901	—	$—	—	$—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR modifications	1	9,901	—	—	—	—
Nonperforming TDRs:
Commercial and agricultural	1	465	—	—	1	—
Auto and light truck	—	—	1	285	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	1	465	1	285	1	—
Total TDR modifications	2	$10,366	1	$285	1	$—

There was one nonperforming auto and light truck TDR with a recorded investment of $0.00 million which had a payment default within the twelve months following modification for the year ended December 31, 2019, no TDRs which had a payment default within the twelve months following modification during the year ended December 31, 2018 and one nonperforming construction equipment TDR with a recorded investment of $0.41 million which had a payment default within the twelve months following modification for the year ended December 31, 2017.
The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2019	2018
Performing TDRs	$10,238	$344
Nonperforming TDRs	486	316
Total TDRs	$10,724	$660

Note 5 — Reserve for Loan and Lease Losses
The following table shows the changes in the reserve for loan and lease losses, segregated by class, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2019
Balance, beginning of year	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	1,040	991	1,132	3,066	238	5	53	1,066	7,591
Recoveries	664	97	32	1,143	160	75	85	287	2,543
Net charge-offs	376	894	1,100	1,923	78	(70)	(32)	779	5,048
Provision (recovery of provision)	6,984	605	1,409	(66)	3,276	2,575	152	898	15,833
Balance, end of year	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254

2018
Balance, beginning of year	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	229	3,308	23	12,222	288	70	63	909	17,112
Recoveries	222	68	—	2,499	100	53	23	271	3,236
Net charge-offs (recoveries)	7	3,240	23	9,723	188	17	40	638	13,876
Provision (recovery of provision)	842	7,826	(518)	8,151	1,767	930	(201)	665	19,462
Balance, end of year	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469

2017
Balance, beginning of year	$14,668	$8,064	$4,740	$34,352	$8,207	$13,677	$3,550	$1,285	$88,543
Charge-offs	2,415	774	—	1,872	164	344	124	836	6,529
Recoveries	984	1,153	—	227	298	851	109	267	3,889
Net charge-offs (recoveries)	1,431	(379)	—	1,645	(134)	(507)	15	569	2,640
Provision (recovery of provision)	2,991	1,660	104	1,912	1,002	608	131	572	8,980
Balance, end of year	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated by individually and collectively evaluated for impairment as of December 31, 2019 and 2018.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
December 31, 2019
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$3,003	$30	$—	$—	$75	$—	$117	$—	$3,225
Ending balance, collectively evaluated for impairment	20,668	14,370	4,612	31,058	14,045	18,350	3,492	1,434	108,029
Total reserve for loan and lease losses	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,584	$1,131	$1,074	$875	$1,351	$1,487	$337	$—	$16,839
Ending balance, collectively evaluated for impairment	1,122,207	587,676	293,750	783,165	704,100	906,690	531,666	139,434	5,068,688
Total recorded investment in loans	$1,132,791	$588,807	$294,824	$784,040	$705,451	$908,177	$532,003	$139,434	$5,085,527

December 31, 2018
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$—	$372	$—	$1,255	$279	$51	$126	$—	$2,083
Ending balance, collectively evaluated for impairment	17,063	14,317	4,303	31,792	10,643	15,654	3,299	1,315	98,386
Total reserve for loan and lease losses	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,471	$11,344	$106	$7,560	$2,245	$1,890	$344	$—	$25,960
Ending balance, collectively evaluated for impairment	1,070,734	548,643	283,438	795,551	642,994	807,996	523,511	136,637	4,809,504
Total recorded investment in loans	$1,073,205	$559,987	$283,544	$803,111	$645,239	$809,886	$523,855	$136,637	$4,835,464
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
The following table shows the components of the investment in direct finance and operating leases as of December 31.

(Dollars in thousands)	2019	2018
Direct finance leases:
Minimum lease payments	$190,879	$257,398
Estimated unguaranteed residual values	41	41
Less: Unearned income	(30,568)	(46,709)
Net investment in direct finance leases	$160,352	$210,730

Operating leases:
Gross investment in operating leases	$176,485	$199,954
Accumulated depreciation	(64,801)	(65,514)
Net investment in operating leases	$111,684	$134,440

The following table shows future minimum lease payments due from clients on direct finance and operating leases at December 31, 2019.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
2020	$42,940	$33,015
2021	34,966	20,036
2022	33,577	12,800
2023	29,027	7,208
2024	16,001	2,968
Thereafter	34,368	934
Total	$190,879	$76,961

To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of our leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $69.09 million and $87.61 million at December 31, 2019 and December 31, 2018, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

(Dollars in thousands)	2019	2018	2017
Direct finance leases:
Interest income on lease receivable	$10,985	$13,052	$11,482

Operating leases:
Income related to lease payments	$30,741	$31,793	$30,381
Depreciation expense	25,128	26,248	25,215

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the year ended December 31, 2019 was $0.73 million. Expense related to personal property tax payments on operating leased equipment for the year ended December 31, 2019 was $0.73 million.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2019	2018
Land	$15,222	$15,223
Buildings and improvements	59,508	59,691
Furniture and equipment	41,831	40,789
Total premises and equipment	116,561	115,703
Accumulated depreciation and amortization	(64,342)	(63,564)
Net premises and equipment	$52,219	$52,139

Depreciation and amortization of properties and equipment totaled $5.79 million in 2019, $5.62 million in 2018, and $5.66 million in 2017.
During 2019, 2018 and 2017, the Company recorded long-lived asset impairment charges totaling zero, $100,000 and $410,000, respectively. The impairment charges were recorded as a result of appraisals on buildings and were recognized in Other Expense on the Consolidated Statements of Income.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $740.91 million at December 31, 2019, compared to $734.30 million at December 31, 2018, and $752.99 million at December 31, 2017.

Amortization expense on MSRs is expected to total $0.76 million, $0.64 million, $0.53 million, $0.43 million, and $0.36 million in 2020, 2021, 2022, 2023 and 2024, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2019	2018
Mortgage servicing rights:
Balance at beginning of year	$4,283	$4,349
Additions	1,229	890
Amortization	(1,312)	(956)
Sales	—	—
Carrying value before valuation allowance at end of year	4,200	4,283
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$4,200	$4,283
Fair value of mortgage servicing rights at end of year	$5,986	$7,238

At December 31, 2019, the fair value of MSRs exceeded the carrying value reported on the Consolidated Statements of Financial Condition by $1.79 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $16.77 million and $10.28 million at December 31, 2019 and December 31, 2018, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.64 million, $2.61 million, and $2.70 million for 2019, 2018, and 2017, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2019, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.10 million, which was net of accumulated amortization of $0.10 million. At December 31, 2018, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.13 million, which was net of accumulated amortization of $0.07 million. Intangible asset amortization was $0.03 million, $0.08 million, and $0.36 million for 2019, 2018, and 2017, respectively. Amortization on other intangible assets is expected to total $0.02 million, $0.02 million, $0.02 million, $0.02 million, and $0.02 million in 2020, 2021, 2022, 2023, and 2024, respectively.
The following table shows a summary of other intangible assets as of December 31.

(Dollars in thousands)	2019	2018
Other intangibles:
Gross carrying amount	$204	$204
Less: accumulated amortization	(100)	(71)
Net carrying amount	$104	$133

Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2019 and 2018 was $749.44 million and $666.89 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2019, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$199,375
4 – 6 months	170,902
7 – 12 months	156,874
Over 12 months	222,284
Total	$749,435

The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2019.

(Dollars in thousands)
2020	$1,256,577
2021	227,115
2022	105,218
2023	49,999
2024	7,496
Thereafter	2,093
Total	$1,648,498

Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Federal Home Loan Bank borrowings (1.04% – 5.04%)	$45,819	$46,444
Mandatorily redeemable securities	17,972	16,542
Other long-term debt	7,848	8,137
Total long-term debt and mandatorily redeemable securities	$71,639	$71,123

Annual maturities of long-term debt outstanding at December 31, 2019, for the next five years and thereafter beginning in 2020, are as follows (in thousands): $2,759; $3,047; $4,709; $1,928; $11,065; and $48,131.
At December 31, 2019, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 17 fixed rate notes with maturities ranging from 2021 to 2027. These notes were collateralized by $57.25 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2019 and 2018, of $17.97 million and $16.54 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as other interest expense. Total interest expense recorded for 2019, 2018, and 2017 was $2.22 million, $1.61 million, and $1.68 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2019 and 2018.

	2019		2018
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$—	—%	$10,000	2.70%
Security repurchase agreements	120,459	0.23	103,627	0.25
Commercial paper	3,993	0.29	4,325	0.29
Federal Home Loan Bank advances	20,000	1.61	80,000	2.57
Other short-term borrowings	1,441	—	1,392	—
Total short-term borrowings	$145,893	0.42%	$199,344	1.30%

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

The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $1.55 million, $1.29 million and $1.15 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company also recognized $15.86 million, $10.45 million and $18.16 million of investment tax credits for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company’s investments in these unconsolidated VIEs are carried in Other Assets on the Consolidated Statements of Financial Condition. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are generally carried in Other Liabilities on the Consolidated Statements of Financial Condition. The Company’s maximum exposure to loss from these unconsolidated VIEs include the investment recorded on the Consolidated Statements of Financial Condition, net of unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business, housing projects and renewable energy projects completely fail and do not meet certain taxing authority compliance requirements resulting in recapture of the related tax credits.
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Investment carrying amount	$19,843	$15,083
Unfunded capital and other commitments	17,420	6,449
Maximum exposure to loss	37,904	40,705
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with a third party. At December 31, 2019 and 2018, approximately $41.24 million and $8.38 million, respectively, of the Company’s assets and $18.68 million and $6.70 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIE are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
Additionally, the Company sponsors one trust, 1st Source Master Trust (Capital Trust) of which 100% of the common equity is owned by the Company. The Capital Trust was formed in 2007 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of the Company (the subordinated notes). The subordinated notes held by the Capital Trust are the sole assets of the Capital Trust. The Capital Trust qualifies as a variable interest entity for which the Company is not the primary beneficiary and therefore reported in the financial statements as an unconsolidated subsidiary. The junior subordinated debentures are reflected as subordinated notes on the Consolidated Statements of Financial Condition with the corresponding interest distributions reflected as Interest Expense on the Consolidated Statements of Income. The common shares issued by the Capital Trust are included in Other Assets on the Consolidated Statements of Financial Condition.

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
The following table shows subordinated notes at December 31, 2019.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	3.37%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2019, 2018 and 2017.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2019	2018	2017
Distributed earnings allocated to common stock	$28,188	$24,894	$19,701
Undistributed earnings allocated to common stock	63,254	56,975	47,830
Net earnings allocated to common stock	91,442	81,869	67,531
Net earnings allocated to participating securities	518	545	520
Net income allocated to common stock and participating securities	$91,960	$82,414	$68,051

Weighted average shares outstanding for basic earnings per common share	25,600,138	25,937,599	25,925,820
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,600,138	25,937,599	25,925,820

Basic earnings per common share	$3.57	$3.16	$2.60
Diluted earnings per common share	$3.57	$3.16	$2.60

Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2019	2018	Affected Line Item in the Statements of Income
Realized (losses) gains included in net income	$—	$(345)	(Losses) gains on investment securities available-for-sale
	—	(345)	Income before income taxes
Tax effect	—	83	Income tax expense
Net of tax	$—	$(262)	Net income

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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2019 and 2018, there were 852,128 and 1,007,611 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
The Company contributions are allocated among the participants on the basis of compensation. Each participant’s account is credited with cash and/or shares of 1st Source common stock based on that participant’s compensation earned during the year. After completing 5 years of service in which they worked at least 1,000 hours per year, a participant will be completely vested in the Company’s contribution. An employee is always 100% vested in their deferral. Plan participants are entitled to receive distributions from their Plan accounts in-service and upon termination of service, retirement, or death.
Contribution expense for the years ended December 31, 2019, 2018, and 2017, amounted to $5.48 million, $4.87 million, and $4.88 million, respectively.
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
The Company’s net periodic post retirement benefit (recovery) cost recognized in Salaries and Employee Benefits on the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, amounted to zero, $(0.01) million, and $(0.01) million, respectively. The accrued post retirement benefit cost was not material at December 31, 2019, 2018, and 2017.
Note 16 — Stock Based Compensation
As of December 31, 2019, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2019. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $3.35 million during 2019, $3.53 million in 2018, and $2.37 million in 2017.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2017	714,005	276,615	$23.94
Shares authorized - 2017 EIP	59,064	—	—
Granted	(98,625)	98,625	33.54
Stock awards vested	—	(76,858)	22.71
Forfeited	2,000	(2,456)	29.93
Balance, December 31, 2017	676,444	295,926	27.41
Shares authorized - 2018 EIP	70,461	—	—
Granted	(74,981)	74,981	29.11
Stock awards vested	—	(106,513)	25.79
Forfeited	3,135	(10,575)	27.51
Balance, December 31, 2018	675,059	253,819	28.59
Shares authorized - 2019 EIP	62,538	—	—
Granted	(74,336)	74,336	31.44
Stock awards vested	—	(100,299)	28.35
Forfeited	1,241	(8,865)	30.28
Balance, December 31, 2019	664,502	218,991	$29.60

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
There were zero stock options exercised during 2019, 2018 or 2017. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2019, 2018 or 2017.
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
Stock Award Plans — Incentive stock award plans include the EIP, the SDP and the RSAP. The EIP is administered by the Committee. Awards under the EIP and SDP include “book value” shares and “market value” shares of common stock. These shares are awarded annually based on weighted performance criteria and generally vest over a period of five years. The EIP book value shares may only be sold to 1st Source and such sale is mandatory in the event of death, retirement, disability, or termination of employment. The RSAP is designed for key employees. Awards under the RSAP are made to employees recommended by the Chief Executive Officer and approved by the Committee. Shares granted under the RSAP vest over a period of up to ten years and vesting is based upon meeting certain various criteria, including continued employment with 1st Source.
Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $2.76 million in 2019, $3.55 million in 2018, and $2.96 million in 2017. The total income tax benefit recognized in the accompanying Consolidated Statements of Income related to stock-based compensation was $0.65 million in 2019, $0.86 million in 2018, and $1.11 million in 2017. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $4.91 million at December 31, 2019. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.88 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.

Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2019, 2018, and 2017 offerings were $43.81 (0.14%), $53.84 (-0.09%), and $46.18 (-1.32%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 3, 2019 and runs through June 3, 2021, with $139,290 in stock value to be purchased at $43.81 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2019	2018	2017
Current:
Federal	$28,130	$20,167	$26,012
State	5,739	2,996	4,530
Total current	33,869	23,163	30,542
Deferred:
Federal	(5,135)	(875)	5,869
State	(595)	1,200	(488)
Deferred tax liability remeasurement	—	(875)	(2,614)
Total deferred	(5,730)	(550)	2,767
Total provision	$28,139	$22,613	$33,309

The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (21% for 2019 and 2018 and 35% for 2017) to income before income taxes.

	2019		2018		2017
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$25,232	21.0%	$22,056	21.0%	$35,476	35.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(552)	(0.5)	(650)	(0.6)	(1,197)	(1.2)
State taxes, net of federal income tax benefit	4,064	3.4	3,315	3.2	2,627	2.6
Deferred tax liability remeasurement	—	—	(875)	(0.8)	(2,614)	(2.6)
Other	(605)	(0.5)	(1,233)	(1.3)	(983)	(0.9)
Total	$28,139	23.4%	$22,613	21.5%	$33,309	32.9%

The tax expense related to (losses) gains on investment securities available-for-sale for the years 2019, 2018, and 2017 was approximately $0, $(83,000), and $1,629,000, respectively.

The following table shows the composition of deferred tax assets and liabilities as of December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018
Deferred tax assets:
Reserve for loan and lease losses	$28,792	$25,386
Operating lease liability	5,899	—
Accruals for employee benefits	2,842	2,974
Net unrealized losses on securities available-for-sale	—	3,386
Other	222	127
Total deferred tax assets	37,755	31,873
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	18,614	21,184
Right of use assets - leases	5,899	—
Differing bases in assets related to acquisitions	4,092	4,021
Tax advantaged partnerships	4,383	4,354
Net unrealized gains on securities available-for-sale	1,640	—
Mortgage servicing	394	586
Capitalized loan costs	1,207	1,110
Prepaid expenses	297	273
Other	544	364
Total deferred tax liabilities	37,070	31,892
Net deferred tax asset (liability)	$685	$(19)

No valuation allowance for deferred tax assets was recorded at December 31, 2019 and 2018 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

(Dollars in thousands)	2019	2018	2017
Balance, beginning of year	$—	$1,112	$762
Additions based on tax positions related to the current year	—	—	350
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse in statute of limitations	—	—	—
Settlements	—	(1,112)	—
Balance, end of year	$—	$—	$1,112

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at December 31, 2019 and 2018 and $0.72 million at December 31, 2017. Interest and penalties are recognized through the income tax provision. For the years 2019, 2018 and 2017, the Company recognized approximately $0.00 million, $(0.09) million and $0.05 million in interest, net of tax effect, and penalties, respectively. There were no accrued interest and penalties at December 31, 2019 and 2018 and $0.09 million at December 31, 2017.
Tax years that remain open and subject to audit include the federal 2016-2019 years and the Indiana 2016-2019 years. Additionally, in 2018 the Company reached a state tax settlement for the 2015-2017 years and as a result, recorded a reduction of unrecognized tax benefits in the amount of $1.11 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company had not fully completed its accounting for the tax effects of enactment of the Act and recorded a provisional benefit of $2.61 million which is included as a component of Income Tax Expense on the Consolidated Statements of Income related to the remeasurement of its deferred tax balance. During the third quarter of 2018, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and recorded an additional $0.88 million benefit as provided by the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

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
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, was $0.29 million and $0.29 million as of December 31, 2019 and 2018, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of December 31, 2019.

(Dollars in thousands)	Statement of Financial Condition classification	2019
Operating lease right of use assets	Accrued income and other assets	$24,147
Operating lease liabilities	Accrued expenses and other liabilities	$24,319

During 2019, the Company amended the lease agreement for its corporate office building by extending the lease term which resulted in an increase to its operating lease right of use assets of $14.65 million and an increase to its operating lease liabilities of $14.64 million.
The following table shows the components of operating leases expense for the year ended December 31, 2019.

(Dollars in thousands)	Statement of Income classification	2019
Operating lease cost	Net occupancy expense	$3,506
Short-term lease cost	Net occupancy expense	41
Variable lease cost	Net occupancy expense	—
Total operating lease cost		$3,547

Gross rental expense for the years ended 2018 and 2017 was $3.73 million and $4.18 million, respectively.
The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
2020	$3,477
2021	3,800
2022	3,714
2023	2,653
2024	2,552
Thereafter	11,508
Total lease payments	27,704
Less: imputed interest	(3,385)
Present value of operating lease liabilities	$24,319

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31, 2019.

(Dollars in thousands)	2019
Weighted average remaining lease term	10.88 years
Weighted average discount rate	2.83%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$950

During the year ended December 31, 2019, the Company recognized a net gain on the sale of an office building in the amount of $1.31 million. The Company commenced an operating lease with the buyer of the building to lease a portion of it for office space resulting in a new right of use asset and operating lease liability.
There are no new significant leases that have not yet commenced as of December 31, 2019.
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2019	2018
Amounts of commitments:
Loan commitments to extend credit	$1,095,054	$1,095,053
Standby letters of credit	$27,549	$31,133
Commercial and similar letters of credit	$2,332	$2,500

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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2019 and 2018.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$1,074,809	Other assets	$21,975	Other liabilities	$22,352
Loan commitments	9,950	Mortgages held for sale	185	N/A	—
Forward contracts - mortgage loan	23,632	N/A	—	Mortgages held for sale	38
Total - December 31, 2019	$1,108,391		$22,160		$22,390

Interest rate swap contracts	$855,848	Other assets	$7,124	Other liabilities	$7,250
Loan commitments	5,871	Mortgages held for sale	112	N/A	—
Forward contracts - mortgage loan	14,087	N/A	—	Mortgages held for sale	135
Total - December 31, 2018	$875,806		$7,236		$7,385

The following table shows the amounts included on the Consolidated Statements of Income for non-hedging derivative financial instruments at December 31, 2019, 2018 and 2017.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2019	2018	2017
Interest rate swap contracts	Other expense	$(252)	$(30)	$26
Interest rate swap contracts	Other income	1,356	1,028	1,585
Loan commitments	Mortgage banking	73	46	23
Forward contracts - mortgage loan	Mortgage banking	97	(125)	(232)
Total		$1,274	$919	$1,402

The following table shows the offsetting of financial assets and derivative assets at December 31, 2019 and 2018.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019
Interest rate swaps	$22,279	$304	$21,975	$—	$—	$21,975

December 31, 2018
Interest rate swaps	$7,128	$4	$7,124	$177	$610	$6,337

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2019 and 2018.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2019
Interest rate swaps	$22,656	$304	$22,352	$23,482	$—	$(1,130)
Repurchase agreements	120,459	—	120,459	120,459	—	—
Total	$143,115	$304	$142,811	$143,941	$—	$(1,130)

December 31, 2018
Interest rate swaps	$7,254	$4	$7,250	$1,700	$—	$5,550
Repurchase agreements	103,627	—	103,627	103,627	—	—
Total	$110,881	$4	$110,877	$105,327	$—	$5,550

If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2019 and December 31, 2018, repurchase agreements had a remaining contractual maturity of $119.45 million and $102.34 million in overnight and $1.01 million and $1.29 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2019 and 2018.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2019
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$882,453	14.90%	$473,782	8.00%	$621,839	10.50%	$592,227	10.00%
1st Source Bank	804,131	13.57	474,189	8.00	622,373	10.50	592,736	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	807,926	13.64	355,336	6.00	503,393	8.50	473,782	8.00
1st Source Bank	729,541	12.31	355,642	6.00	503,826	8.50	474,189	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	743,467	12.55	266,502	4.50	414,559	7.00	384,948	6.50
1st Source Bank	722,082	12.18	266,731	4.50	414,915	7.00	385,279	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	807,926	12.19	265,122	4.00	N/A	N/A	331,402	5.00
1st Source Bank	729,541	11.03	264,500	4.00	N/A	N/A	330,625	5.00
2018
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$821,975	14.68%	$447,909	8.00%	$552,888	9.875%	$559,887	10.00%
1st Source Bank	744,326	13.29	448,152	8.00	553,188	9.875	560,190	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	751,575	13.42	335,932	6.00	440,911	7.875	447,909	8.00
1st Source Bank	673,888	12.03	336,114	6.00	441,150	7.875	448,152	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	693,067	12.38	251,949	4.50	356,928	6.375	363,926	6.50
1st Source Bank	672,380	12.00	252,086	4.50	357,121	6.375	364,124	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	751,575	12.06	249,185	4.00	N/A	N/A	311,481	5.00
1st Source Bank	673,888	10.82	249,052	4.00	N/A	N/A	311,315	5.00

(1) The capital conservation buffer requirement was fully phased in as of December 31, 2019.
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2019 and 2018.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2019, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale by either selling corresponding forward contracts on agency securities (free-standing derivatives) or obtaining best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of the derivatives or best-efforts forward sales commitments. At December 31, 2019 and 2018, all mortgages held for sale are carried at fair value.
The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2019 and 2018.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2019
Mortgages held for sale reported at fair value:
Total Loans	$20,277	$19,890	$387	(1)
December 31, 2018
Mortgages held for sale reported at fair value:
Total Loans	$11,290	$11,076	$214	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,393	$446,571	$—	$526,964
U.S. States and political subdivisions securities	—	82,213	2,292	84,505
Mortgage-backed securities - Federal agencies	—	375,389	—	375,389
Corporate debt securities	—	53,025	—	53,025
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,393	957,898	2,292	1,040,583
Mortgages held for sale	—	20,277	—	20,277
Accrued income and other assets (interest rate swap agreements)	—	21,975	—	21,975
Total	$80,393	$1,000,150	$2,292	$1,082,835

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$22,352	$—	$22,352
Total	$—	$22,352	$—	$22,352

December 31, 2018
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$33,746	$497,477	$—	$531,223
U.S. States and political subdivisions securities	—	93,557	1,025	94,582
Mortgage-backed securities - Federal agencies	—	318,233	—	318,233
Corporate debt securities	—	45,392	—	45,392
Foreign government and other securities	—	699	—	699
Total debt securities available-for-sale	33,746	955,358	1,025	990,129
Mortgages held for sale	—	11,290	—	11,290
Accrued income and other assets (interest rate swap agreements)	—	7,124	—	7,124
Total	$33,746	$973,772	$1,025	$1,008,543

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$7,250	$—	$7,250
Total	$—	$7,250	$—	$7,250

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities	Foreign government and other securities	Investment securities available-for-sale
Beginning balance January 1, 2019	$1,025	$—	$1,025
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(35)	—	(35)
Purchases	5,600	—	5,600
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(4,298)	—	(4,298)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance December 31, 2019	$2,292	$—	$2,292

Beginning balance January 1, 2018	$2,155	$710	$2,865
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	6	(11)	(5)
Purchases	—	200	200
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Maturities	(1,136)	(200)	(1,336)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(699)	(699)
Ending balance December 31, 2018	$1,025	$—	$1,025

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2019 or 2018. No transfers between levels occurred during 2019. A foreign government debt security was transferred from Level 3 to Level 2 during 2018 due to the Company’s periodic review of valuation methodologies and inputs. The Company determined that the observable inputs used in determining fair value warranted a transfer to Level 2 as the unobservable inputs were deemed to be insignificant to the overall fair value measurement.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2019
Debt securities available-for-sale
Direct placement municipal securities	$2,292	Discounted cash flows	Credit spread assumption	0.12% - 2.85%

December 31, 2018
Debt securities available-for-sale
Direct placement municipal securities	$1,025	Discounted cash flows	Credit spread assumption	0.17% - 3.02%

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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2019 and 2018, respectively: impaired loans - $4.29 million and $12.46 million; MSRs - $0.00 million and $0.00 million; repossessions - $2.25 million and $1.92 million, and other real estate - $0.00 million and $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Impaired loans - collateral based	$—	$—	$8,492	$8,492
Accrued income and other assets (mortgage servicing rights)	—	—	4,200	4,200
Accrued income and other assets (repossessions)	—	—	8,623	8,623
Accrued income and other assets (other real estate)	—	—	522	522
Total	$—	$—	$21,837	$21,837

December 31, 2018
Impaired loans - collateral based	$—	$—	$7,306	$7,306
Accrued income and other assets (mortgage servicing rights)	—	—	4,283	4,283
Accrued income and other assets (repossessions)	—	—	6,666	6,666
Accrued income and other assets (other real estate)	—	—	299	299
Total	$—	$—	$18,554	$18,554

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2019
Impaired loans	$8,492	$8,492	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 90%

Mortgage servicing rights	4,200	5,986	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 28.1%
				Discount rate	9.3% - 12.1%

Repossessions	8,623	9,211	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 25%

Other real estate	522	564	Appraisals	Discount for lack of marketability	0% - 11%

December 31, 2018
Impaired loans	$7,306	$7,306	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 35%

Mortgage servicing rights	4,283	7,238	Discounted cash flows	Constant prepayment rate (CPR)	7.2% - 24.8%
				Discount rate	10.3% - 13.1%

Repossessions	6,666	6,991	Appraisals, trade publications and auction values	Discount for lack of marketability	4% - 6%

Other real estate	299	305	Appraisals	Discount for lack of marketability	0% - 10%

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and due from banks	$67,215	$67,215	$67,215	$—	$—
Federal funds sold and interest bearing deposits with other banks	16,150	16,150	16,150	—	—
Investment securities, available-for-sale	1,040,583	1,040,583	80,393	957,898	2,292
Other investments	28,414	28,414	28,414	—	—
Mortgages held for sale	20,277	20,277	—	20,277	—
Loans and leases, net of reserve for loan and lease losses	4,974,273	4,992,684	—	—	4,992,684
Mortgage servicing rights	4,200	5,986	—	—	5,986
Accrued interest receivable	19,125	19,125	—	19,125	—
Interest rate swaps	21,975	21,975	—	21,975	—
Liabilities:
Deposits	$5,357,326	$5,362,633	$3,708,828	$1,653,805	$—
Short-term borrowings	145,893	145,893	120,891	25,002	—
Long-term debt and mandatorily redeemable securities	71,639	71,084	—	71,084	—
Subordinated notes	58,764	61,469	—	61,469	—
Accrued interest payable	13,918	13,918	—	13,918	—
Interest rate swaps	22,352	22,352	—	22,352	—
Off-balance-sheet instruments *	—	281	—	281	—

December 31, 2018
Assets:
Cash and due from banks	$94,907	$94,907	$94,907	$—	$—
Federal funds sold and interest bearing deposits with other banks	4,172	4,172	4,172	—	—
Investment securities, available-for-sale	990,129	990,129	33,746	955,358	1,025
Other investments	28,404	28,404	28,404	—	—
Mortgages held for sale	11,290	11,290	—	11,290	—
Loans and leases, net of reserve for loan and lease losses	4,734,995	4,689,267	—	—	4,689,267
Mortgage servicing rights	4,283	7,238	—	—	7,238
Accrued interest receivable	18,880	18,880	—	18,880	—
Interest rate swaps	7,124	7,124	—	7,124	—
Liabilities:
Deposits	$5,122,322	$5,111,711	$3,654,556	$1,457,155	$—
Short-term borrowings	199,344	199,344	113,734	85,610	—
Long-term debt and mandatorily redeemable securities	71,123	68,751	—	68,751	—
Subordinated notes	58,764	45,874	—	45,874	—
Accrued interest payable	8,950	8,950	—	8,950	—
Interest rate swaps	7,250	7,250	—	7,250	—
Off-balance-sheet instruments *	—	259	—	259	—

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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2019	2018
ASSETS
Cash and cash equivalents	$107,285	$106,647
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	806,192	740,697
Non-bank subsidiaries	1	1
Right of use assets	17,106	—
Other assets	4,442	4,191
Total assets	$935,526	$852,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$3,993	$4,325
Long-term debt and mandatorily redeemable securities	25,819	24,676
Subordinated notes	58,764	58,764
Operating lease liability	17,329	—
Other liabilities	1,344	2,189
Total liabilities	107,249	89,954
Total shareholders’ equity	828,277	762,082
Total liabilities and shareholders’ equity	$935,526	$852,036

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2019	2018	2017
Income:
Dividends from bank subsidiary	$46,735	$45,080	$38,317
Dividends from non-bank subsidiary	—	—	958
Rental income from subsidiaries	2,505	2,613	2,354
Other	366	367	422
Investment securities and other investment gains (losses)	109	(180)	6,431
Total income	49,715	47,880	48,482
Expenses:
Interest on subordinated notes	3,677	3,625	4,002
Interest on long-term debt and mandatorily redeemable securities	2,228	1,624	1,685
Interest on commercial paper and other short-term borrowings	13	14	17
Occupancy	1,861	1,774	2,070
Other	586	642	1,733
Total expenses	8,365	7,679	9,507
Income before income tax benefit and equity in undistributed income of subsidiaries	41,350	40,201	38,975
Income tax benefit	987	1,009	204
Income before equity in undistributed income of subsidiaries	42,337	41,210	39,179
Equity in undistributed income of subsidiaries:
Bank subsidiaries	49,678	41,204	28,872
Non-bank subsidiaries	—	—	—
Net income	$92,015	$82,414	$68,051
Comprehensive income	$107,863	$75,788	$63,375

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2019	2018	2017
Operating activities:
Net income	$92,015	$82,414	$68,051
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(49,678)	(41,204)	(28,872)
Depreciation of premises and equipment	2	2	2
Amortization of right of use assets	1,350	—	—
Stock-based compensation	78	71	48
Realized/unrealized investment securities and other investment (gains) losses	(109)	180	(6,431)
Other	533	45	4,122
Net change in operating activities	44,191	41,508	36,920
Investing activities:
Proceeds from sales and maturities of investment securities	—	—	6,327
Net change in partnership investments	(260)	(980)	(62)
Capital contribution to subsidiary	(325)	—	—
Return of capital from subsidiaries	—	—	854
Net change in investing activities	(585)	(980)	7,119
Financing activities:
Net change in commercial paper	(332)	(1,790)	354
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,611	1,867	1,248
Payments on long-term debt and mandatorily redeemable securities	(2,068)	(1,064)	(667)
Stock issued under stock purchase plans	49	145	153
Net proceeds from issuance of treasury stock	1,878	1,763	2,176
Acquisition of treasury stock	(15,085)	(9,271)	(41)
Cash dividends paid on common stock	(29,021)	(25,686)	(20,431)
Net change in financing activities	(42,968)	(34,036)	(17,208)
Net change in cash and cash equivalents	638	6,492	26,831
Cash and cash equivalents, beginning of year	106,647	100,155	73,324
Cash and cash equivalents, end of year	$107,285	$106,647	$100,155

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2019, 1st Source’s internal control over financial reporting is effective based on those criteria.
BKD LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 39.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ ANDREA G. SHORT
Andrea G. Short, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” of the 2020 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2020 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2020 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2019.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	6,436	49.28	119,531
1982 Executive Incentive Plan	—	—	97,104	(1)(2)
1982 Restricted Stock Award Plan	—	—	218,753	(1)
Strategic Deployment Incentive Plan	—	—	98,645	(1)(2)
Total plans approved by shareholders	6,436	$49.28	784,033
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan	—	—	35,437
Total equity compensation plans	6,436	$49.28	819,470

(1)	Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors.

(2)	Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2020 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2020 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended January 23, 2020, filed herewith.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

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

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended August 3, 2018, filed as exhibit to Form 10-Q, dated September 30, 2018, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
1st Source Corporation Investment Advisors, Inc. *	Indiana
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
Washington and Michigan Insurance, Inc.*	Arizona
1st Source Solar 1, LLC*	Delaware
1st Source Solar 2, LLC	Delaware
1st Source Solar 3, LLC	Delaware
1st Source Solar 4, LLC	Delaware
Historic Holding, LLC*	Indiana
1st Source Solar 5, LLC	Delaware
1st Source Solar 6, LLC	Delaware

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Andrea G. Short, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Andrea G. Short, Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board	February 20, 2020
Christopher J. Murphy III	and Chief Executive Officer

/s/ JAMES R. SEITZ	President	February 20, 2020
James R. Seitz

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 20, 2020
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 20, 2020
John B. Griffith	and General Counsel

/s/ JOHN F. AFFLECK-GRAVES	Director	February 20, 2020
John F. Affleck-Graves

/s/ MELODY BIRMINGHAM	Director	February 20, 2020
Melody Birmingham

/s/ DANIEL B. FITZPATRICK	Director	February 20, 2020
Daniel B. Fitzpatrick

/s/ VINOD M. KHILNANI	Director	February 20, 2020
Vinod M. Khilnani

/s/ REX MARTIN	Director	February 20, 2020
Rex Martin

/s/ CHRISTOPHER J. MURPHY IV	Director	February 20, 2020
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 20, 2020
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 20, 2020
John T. Phair

/s/ MARK D. SCHWABERO	Director	February 20, 2020
Mark D. Schwabero